Form 10-K
period 1994-01-01
AVERY DENNISON CORPORATION
filed 1994-03-18
CIK 8818

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

  FOR THE FISCAL YEAR ENDED JANUARY 1, 1994

                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  For the transition period from ____________________ to ____________________

  COMMISSION FILE NUMBER 1-7685

                           AVERY DENNISON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               95-1492269
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
             incorporation
            or organization)

   150 NORTH ORANGE GROVE BOULEVARD,                     91103
          PASADENA, CALIFORNIA                         (Zip Code)
    (Address of principal executive
                offices)

Registrant's telephone number, including area code (818) 304-2000
Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH
       Common stock, $1 par value                      REGISTERED
                                                New York Stock Exchange
                                                 Pacific Stock Exchange

    Preferred Share Purchase Rights             New York Stock Exchange
                                                 Pacific Stock Exchange

      Dennison 8 1/4% Sinking Fund              New York Stock Exchange
          Debentures due 1996

Securities registered pursuant to Section 12(g) of the Act:

  Not applicable.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates as of February 25, 1994, was approximately $1,591,700,480.

  Number of shares of common stock, $1 par value, outstanding as of February 25, 1994: 56,230,429.
  The following documents are incorporated by reference into the Parts of this report below indicated:

                DOCUMENT                    INCORPORATED BY REFERENCE INTO:


   Annual Report to Shareholders for                  PARTS I, II
    fiscal year ended January 1, 1994 (the
    "1993 Annual Report")
   Definitive Proxy Statement for Annual             PARTS III, IV
    Meeting of Stockholders to be held
    April 28, 1994 (the "1994 Proxy
    Statement")

                                     PART I

ITEM 1. BUSINESS

  Avery Dennison Corporation ("Registrant") was incorporated in 1977 in the state of Delaware as Avery International Corporation, the successor corporation to a California corporation of the same name which was incorporated in 1946. In 1990, Registrant merged one of its subsidiaries into Dennison Manufacturing Company ("Dennison"), as a result of which Dennison became a wholly owned subsidiary of Registrant, and in connection with which Registrant's name was changed to Avery Dennison Corporation. The discussion below includes Dennison units and operations as if Dennison had been a subsidiary of Registrant for all relevant periods.

  The principal business of Registrant and its subsidiaries (Registrant and its subsidiaries are sometimes hereinafter referred to as the "Company") is the production of self-adhesive materials. Some are "converted" into labels and other products through embossing, printing, stamping and die-cutting, and some are sold in unconverted form as base materials, tapes and reflective sheeting. The Company also manufactures and sells a variety of office products and other items not involving pressure-sensitive components, such as notebooks, three-ring binders, organizing systems, felt-tip markers, glues, fasteners, business forms, tickets, tags, hot stamping materials, and a diversified line of labeling systems and imprinting equipment.

  A self-adhesive material is one that adheres to a surface by mere press-on contact. It consists of four elements--a face stock, which may be paper, metal foil, plastic film or fabric; an adhesive which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces, and which can also serve as the carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive, and the label or other device is pressed or rolled into place.

  Self-adhesive materials may initially cost more than materials using heat or moisture activated adhesives, but their use often effects substantial cost savings because of their easy and instant application, without the need for adhesive activation. They also provide consistent and versatile adhesion, minimum adhesive deterioration and are available in a large selection of materials in nearly any size, shape or color.

  Foreign operations, principally in Western Europe, constitute a significant portion of the Company's business. Aside from certain risks normally attending foreign operations, such as currency fluctuation, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, the nature of these operations and the countries in which they are conducted are such as to present no unusual business risks over those encountered in the Company's domestic activities.

  The Company manufactures and sells its products from 200 manufacturing facilities and sales offices located in 24 countries, and employs a total of approximately 15,750 persons worldwide.

  No material part of the Company's business is dependent upon a single customer or a few customers and the loss of a particular customer or a few customers would not have a material adverse effect on the Company's business. However, sales of the Company's office products segment are increasingly concentrated in a few major customers, principally discount office products superstores and distributors. United States export sales are an insignificant part of the Company's business. Backlogs are not considered material in the industries in which the Company competes.

  The Company's business is separated into three principal industry segments-- Pressure-Sensitive Adhesives and Materials, Office Products, and Product Identification and Control Systems. The Company's operations within each of these three segments are further divided organizationally into various groups, each consisting of two or more divisions which manufacture products similar in nature or sell to similar markets.

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS UNITS

  These units manufacture and sell Fasson- and Avery-brand pressure-sensitive base materials generally in unconverted form, and include Materials North America, Materials Europe, Automotive and Graphic Systems, Specialty Tape Divisions and Chemical Divisions. Base materials consist chiefly of papers, fabrics, plastic films and metal foils which are primed and coated with Company-developed and purchased adhesives and laminated with specially coated backing papers and films for protection. They can be sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. The business of these units is not seasonal.

  Materials North America, including units in Canada, Mexico and the Far East, and Materials Europe, including units in Latin America, Australia and South Africa, manufacture and sell a wide range of pressure-sensitive coated papers, films and foils, in roll and sheet form, to label printers, converters and merchant distributors for labeling, decorating, fastening, electronic data processing and special applications, and also provide paper and film stock for use in a variety of industrial, commercial and consumer applications. Certain units also manufacture and sell proprietary film face stocks and specialty insulation paper.

  Automotive and Graphic Systems units manufacture and sell proprietary woodgrain and metallic hotstamp foils for interior decoration in the automotive industry and decoration in the appliance manufacturing industry, and proprietary woodgrain film laminate for housing exteriors. These divisions also design and manufacture pressure-sensitive films for commercial applications such as computerized sign making, vehicle striping, fleet identification and architectural graphics. The Automotive units in the United States and Europe also manufacture and sell pressure-sensitive films for automotive decoration and protection and instrumentation graphics, as well as double-sided transfer tapes for automotive bonding applications. Retroflective films are sold for government and commercial applications, and a specialty metallic dispersion is manufactured for the packaging industry.

  The Specialty Tape Divisions sell specialty tapes and bonding materials to industrial and medical converters and original equipment manufacturers, and to diaper producers throughout the world. Major products include single- and double-coated adhesive films, foils and foams, transfer tapes, specialty adhesives and release tapes.

  The Chemical Divisions produce a range of solvent and emulsion-based acrylic polymer adhesives, protective coatings and binders for internal uses as well as for other companies.

  The Company competes, both domestically and internationally, with a relatively small number of medium to large firms. Entry of competitors into the field of pressure-sensitive adhesives and materials is limited by high capital requirements and a need for sophisticated technical know-how.

OFFICE PRODUCTS UNITS

  Office products units manufacture stock products which are sold primarily through office products wholesalers and dealers, through mass market channels of distribution, and through discount office products superstores. The business of these units is not seasonal, except for certain stationery products sold through various channels during the back-to-school selling season.

  Office products units in North America and Europe manufacture and sell a wide range of products for home, school and office uses, including pressure-sensitive labels, laser printer labels and software, binders, dividers, organizing systems (including indexing and tabbing guides), adhesive products, marking devices and numerous other office products. The Avery and Dennison Brands Division produces the Avery-brand line of stock self-adhesive products including copier and laser labels and related software, laser-printer card and tabbing products, unprinted labels, correction tape, file folder labels, color-coding labels and data-processing labels. This division also manufactures and sells a wide range of stationery products, including felt-tip markers, adhesives and specialty products under the Carter's and Dennison brand names, and accounting products, note pads and business forms under the National brand name. In addition, the division manufactures and sells file guides and indexing and tabbing business forms, as well as a similar line of products sold under the PRESaply and Dennison brand names. The K&M Division manufactures and sells notebooks, three-ring binders, sheet protectors and various vinyl and heat-sealed products under the K&M-from-Avery brand name, as well as National-brand binders.

  International office products units include Avery Myers Ltd., a United Kingdom based manufacturer and distributor of office products and accessories including plastic and metal desk and office accessories, computer storage units, filing racks and cabinets, organizers, index systems and related items; Avery Guidex Ltd., a United Kingdom manufacturer and seller of a wide range of manila files, folders and wallets, lever arch files, suspension files and project covers; and Cheval and Doret units in France, which produce a line of binder and document protection products which are substantially similar to those of the office products units in the United States.

  Office products units are generally leaders in most markets in which they compete even though they must compete with other large manufacturers on a global basis. Among the principal competitors in the office products business are Esselte AB, American Brands, Inc. and Minnesota Mining and Manufacturing Co. The Company believes that its ability to service its customers with an extensive product line, its channel distribution strength, and its ability to develop internally and to commercialize successfully new products are probably the most important factors in developing and maintaining the various units' competitive position.

PRODUCT IDENTIFICATION AND CONTROL SYSTEMS UNITS

  Product identification and control systems units manufacture and sell a wide range of converted products including labels, tags, fasteners and automated labeling and imprinting equipment to a wide variety of customers for industrial and retail applications. They include Converting Europe, the Label Divisions North America and the Soabar Products and Fastener Divisions. Converted products include pressure-sensitive base materials, and paper or plastic film which are converted into labels and other products by embossing, printing, stamping and die-cutting. These products are sold by units in this segment directly to manufacturers and packagers, as well as through foreign subsidiaries, distributors and licensees. The business of these units is not seasonal.

  Converting Europe manufactures and sells a wide range of custom made pressure-sensitive labels for functional, decorative and information purposes, and automated label application and imprinting machines to the automotive, pharmaceutical, cosmetic, durable goods and consumer packaged goods markets. The group also produces and sells a line of stock self-adhesive products, including copier and laser labels, unprinted labels, file folder labels, color coding labels and data processing labels. Its products are sold by subsidiaries located in Western Europe. This group also furnishes production, merchandising and technical information to independent licensees operating in several foreign countries to assist them in converting self-adhesive base materials, and in selling a product line similar to that of the group's subsidiaries.

  The Label Divisions North America produce custom pressure-sensitive and Therimage-brand heat transfer and in-mold film labels and automated label application machinery for the automotive, durable goods, cosmetics, pharmaceutical and consumer packaged goods industries. Custom pressure-sensitive products similar to those sold by Converting Europe units are sold directly to a wide range of industrial users in similar markets in North America, and custom pressure-sensitive labels and specialty forms/label combination products are sold to the electronic data processing market, primarily in North America.

  Soabar Products and Fastener Divisions design, fabricate and sell a wide variety of tags and labels and an established line of machines for imprinting, dispensing and attaching preprinted roll tags and labels. The machine products are designed for use with tags as a complete system. These units also design, manufacture and sell integrated shipping and receiving systems, ink jet systems and contact marking systems. Principal markets include apparel, retail and industrial companies for identification, tracking and control applications principally in North America, Europe and the Far East. The Fastener Division produces plastic tying and attaching products for retail and industrial users. Products are sold directly to end users and internationally through subsidiaries, as well as through distributors and licensees in foreign countries.

  These business units usually occupy a strong position in most markets in which they compete, although many face strong local competition. The Company believes that its diverse technical foundation, including a significant range of electronic imprinting and data control systems, high speed printers, automatic labeling systems and fastening devices, as well as its ability to provide necessary labeling and marking equipment to order, are probably the most important factors in developing and maintaining the various units' competitive position.

ASIA PACIFIC GROUP

  The newly formed Asia Pacific Group was created to strengthen and expand the Company's presence in Asia. Included in the group are Fasson Australia, which manufactures and sells pressure-sensitive base materials in Australia and New Zealand; Soabar Ticketing Services Division, Hong Kong, which produces and sells price marking tags and bar coded labels for the Asian garment industry; Dennison Australia, which manufactures office products labels and Therimage-brand decorating systems and other control systems products for distribution in Australia and New Zealand; and Fasson Korea, which distributes pressure-sensitive base materials principally in Korea. Also included in the Asia Pacific Group are organizations for the distribution of fasteners, base materials and office products in Southeast Asia and Japan. Divisions in the group are included in the three industry segments described above for financial reporting purposes.

RESEARCH AND DEVELOPMENT

  Many of the Company's current products are the result of its own research and development efforts. The Company expended $45.5 million, $46.7 million and $48.7 million in 1993, 1992, and 1991, respectively, on research related activities by operating units and the Avery Research Center (the "Research Center"), located in Pasadena, California. A substantial amount of the Company's research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to two or more of the Company's industry segments, and cannot readily be allocated among such segments. In addition, many such expenditures are for products and projects at a relatively early stage of development, and the segment in which they will be utilized cannot be determined at the time the expenditures are made. However, research and development expenditures which can be identified by Company industry segments are approximately proportional to the percentages of Company sales represented by each such segment.

  The operating units' research efforts are directed primarily toward developing new products and processing techniques and improving product performance, often in close association with customers. The Research Center supports the units' product development work, and focuses closely on basic research and development in new adhesives, materials and coating processes. Research and development generally focuses on projects affecting more than one industry segment in such areas as printing and coating technologies, and adhesive, release, coating and ink chemistries.

  The loss of any of the Company's individual patents, trademarks or licenses, or any group of related patents, trademarks or licenses, would not be material to the business of the Company taken as a whole, nor to any of the Company's three industry segments, except those referred to above.

THREE YEAR SUMMARY OF SEGMENT INFORMATION

  The Business Segment Information attributable to the Company's operations for the three years ended January 1, 1994, which appears in Note 9 of Notes to Consolidated Financial Statements on pages 49 through 51 of the 1993 Annual Report, is incorporated herein by reference.

OTHER MATTERS

  At present, the Company produces a majority of its self-adhesive materials using non-solvent technology. However, a significant portion of the Company's manufacturing process for self-adhesive materials utilizes certain evaporative organic solvents which, unless controlled, would be emitted into the atmosphere. Emissions of these substances are regulated by instrumentalities of federal, state, local and foreign governments. During the past several years, the Company has made a substantial investment in solvent capture and control units and solvent-free systems. Installation of these units and systems has reduced atmospheric emissions and the Company's requirements for solvents.

  Major research efforts have been directed toward development of new adhesives and solvent-free adhesive processing systems. Emulsion and hot-melt adhesives and solventless silicone systems have been installed at the Company's Peachtree City, Georgia; Fort Wayne, Indiana; Mentor, Ohio; Rancho Cucamonga, California; Rodange, Luxembourg and Turnhout, Belgium facilities. The Company has also added hot-melt capacity in other plants in Massachusetts and Ohio and in Australia, Brazil, France and Mexico. Some solvent production has also been converted to emulsion adhesive systems at other plants.

  For information regarding the Company's potential responsibility for cleanup costs at certain hazardous waste sites, see "Legal Proceedings" (Part I, Item
3) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7).

ITEM 2. PROPERTIES

  The Company operates 27 principal manufacturing facilities ranging in size from approximately 100,000 square feet to approximately 800,000 square feet and totaling over 5,500,000 square feet. The following sets forth the locations of such principal facilities and the business segments for which they are presently used:

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS UNITS

  Domestic--Painesville and Fairport, Ohio; Peachtree City, Georgia;
            Quakertown, Pennsylvania; Rancho Cucamonga, California; Fort Wayne and Schererville, Indiana.

  Foreign--Hazerswoude, Holland; Cramlington, England; Champ-sur-Drac, France;
           Turnhout, Belgium; Ajax, Canada; and Rodange, Luxembourg.

OFFICE PRODUCTS UNITS

  Domestic--Torrance, California; Gainesville, Georgia; Rochelle and Rolling
            Meadows, Illinois; Chicopee and Springfield, Massachusetts; Meridian, Mississippi; and Crossville, Tennessee.

  Foreign--Bowmanville, Canada; West Midlands, England; La Monnerie and Troyes,
           France.

PRODUCT IDENTIFICATION AND CONTROL SYSTEMS UNITS

  Domestic--Philadelphia, Pennsylvania; and Framingham, Massachusetts.

  In addition to the Company's principal manufacturing facilities described above, the Company's principal facilities include its corporate headquarters facility in Pasadena, California, offices located in Leiden, Holland; Concord, Ohio and Framingham, Massachusetts and the Research Center, located in Pasadena, California.

  All of the Company's principal properties identified above are owned in fee except the Torrance, California; Rolling Meadows, Illinois; Springfield, Massachusetts; Ajax, Canada; and small portions of the Framingham, Massachusetts; and La Monnerie, France facilities, all of which are leased.

  All of the buildings comprising the facilities identified above were constructed after 1954 except parts of the Framingham, Massachusetts plant and office complex, construction of the first portion of which was completed in 1893 and which has been enlarged on several occasions thereafter; and the West Midlands, England plant building which was constructed in 1938. All buildings owned or leased are well maintained and of sound construction, and are considered suitable and adequate for the Company's presently foreseeable needs. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except for mortgage liens against the Meridian, Mississippi; La Monnerie and Troyes, France and Turnhout, Belgium plants and three other facilities not listed separately above, and except that certain long-term liabilities of the Company are collateralized by the Company's corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency ("EPA") and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") for past and future cleanup costs at hazardous waste sites. The Company has been designated by the EPA and/or other responsible state agencies as a PRP at seventeen waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. Litigation has been initiated by a governmental authority with respect to four of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRP's at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company has accrued liabilities for all sites where it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued.

  The Registrant and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of their business. In the Company's opinion, the resolution of these other matters will not result in any material liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT*

                           SERVED AS                    FORMER POSITIONS AND
        NAME         AGE OFFICER SINCE                OFFICES WITH REGISTRANT
        ----         --- -------------                -----------------------
Charles D. Miller    66  May 1965       1964-1965     Director of Corporate
                                                      Planning
 Chairman and Chief                     1965-1969     V.P. and General Manager
 Executive Officer                                    of Fasson Europe
 (Also Director of                      1969-1972     Group V.P.--Fasson
 Registrant)
                                        1972-1975     Executive V.P.
                                        1975-1977     President and Chief
                                                      Operating Officer
                                        1977-1983     President and Chief
                                                      Executive Officer
Philip M. Neal       53  January 1974   1974-1975     Controller
 President and Chief                    1975-1979     V.P. and Controller
 Operating Officer                      1979-1988     Senior Vice President,
 (Also Director of                                    Finance and Chief
 Registrant)                                          Financial Officer
                                        1988-1990     Group Vice President,
                                                      Materials Group (U.S.)
                                        1990          Executive Vice President

- --------
  *All officers are elected to serve a one year term and until their successors are elected and qualify.

                              SERVED AS                  FORMER POSITIONS AND
         NAME           AGE OFFICER SINCE               OFFICES WITH REGISTRANT
         ----           --- -------------               -----------------------
R. Gregory Jenkins      57  July 1981      1974-1975    Director of Planning,
 Senior Vice President,                                 Avery Label
 Finance
 and Chief Financial                       1975-1977    General Manager, Labeling
 Officer                                                Systems, Avery Label
                                           1977-1981    Div. V.P. and General
                                                        Manager, Industrial
                                                        Products Division, Avery
                                                        Label
                                           1981-1987    Group Vice President,
                                                        Materials Group (U.S.)
                                           1987-1988    Senior Vice President,
                                                        Planning and Technology
Alan J. Gotcher         44  November 1984  1984-1990    Vice President, Corporate
 Senior Vice President,                                 Research
 Manufacturing and
 Technology
Kim A. Caldwell         46  June 1990      1974-1975    Corporate Financial
 Senior Group Vice                                      Analyst
 President,                                1975-1976    Operations Analyst, Custom
 Worldwide Materials                                   Industrial West

                                           1976-1977    Sr. Product Mgr. Business
                                                        Systems Div.
                                           1977-1978    Manufacturing Mgr.,
                                                        Business Systems Div.
                                           1978-1981    General Mgr., Labeling
                                                        Systems, Industrial
                                                        Products Div.
                                           1981-1985    Dir., Marketing and Sales,
                                                        Fasson Roll Div. (U.S.)
                                           1985-1990    Vice President and General
                                                        Mgr., Fasson Roll Div.
                                                        (U.S.)
Donald L. Thompson      53  October 1993   1973-1974    Manager, Planning, Label
 Group Vice President,                                  Division
 Office Products                           1974-1975    Product Manager, Label
                                                        Division
                                           1975-1976    Marketing Manager, Custom
                                                        Products
                                           1976-1977    Unit General Manager,
                                                        Business Systems East
                                           1977-1978    General Manager, Business
                                                        Systems East
                                           1978-1981    General Manager, Stock
                                                        Products, Base Materials
                                           1981-1982    Director, Operations,
                                                        Soabar
                                           1982-1983    V.P. and General Manager,
                                                        Apparel Systems Division,
                                                        Soabar
                                           1983-1984    V.P., Director,
                                                        Operations-Converting
                                           1984-1986    V.P. and General Manager,
                                                        20th Century Plastics
                                           1986-1988    V.P. and General Manager,
                                                        Consumer Products Division
                                           1988-1993    V.P. and General Manager,
                                                        Commercial Products
                                                        Division
                                           1993         V.P., Sales and Customer
                                                        Operations, North America

- --------
  *All officers are elected to serve a one year term and until their successors are elected and qualify.

                               SERVED AS                    FORMER POSITIONS AND
          NAME           AGE OFFICER SINCE                 OFFICES WITH REGISTRANT
          ----           --- -------------                 -----------------------
Geoffrey T. Martin       39  January 1994   1986-1988      Managing Director, Label
                                                           Systems
 Group Vice President,                      1988-1992      V.P. and General Manager,
 Converting and Office                                     Label Systems UK
 Products Europe                                           and Ireland
                                            1992-1993      V.P., Office Products
                                                           Group Europe
James E. Shaw            62  February 1994  1986-1991      V.P. and General Manager,
                                                           Graphic Systems Division
 Group Vice President,                      1991-1994      V.P. and General Manager,
 Automotive and                                            Automotive and Graphic
 Graphic Systems                                           Systems Divisions
Robert D. Fletcher       58  March 1976     1967-1970      Director of Marketing,
                                                           Avery Label
 Group Vice President,                      1970-1976      V.P. and General Manager,
 Asia Pacific                                              Avery Label (North
                                                           America)
                                            1976-1988      Group Vice President,
                                                           Label Group
                                            1988-1993      Group Vice President,
                                                           International Converting
                                                           Group
Bent Lindner             50  December 1991  1981-1989      General Manager,
 Group Vice President,                                     Label Systems, Denmark
 Materials Europe                           1989-1991      V.P., General Manager,
                                                           Label Systems (France)
Teresa E. McCaslin       44  August 1989    **1984-1989    Vice President--Human
 Vice President,                                           Resources and
 Human Resources                                           Administration, Grow
                                                           Group, Inc.
Wayne H. Smith           52  June 1979                     None
 Vice President and
 Treasurer
Gary A. McCue            57  November 1987  1987-1994      Vice President and
                                                           Controller
 Vice President,
 Corporate Value
 Planning and
 Development
Robert G. van            47  December 1981                 None
Schoonenberg
 Vice President, General
 Counsel and Secretary
Diane B. Dixon           42  December 1985  1982-1985      Director of Communications
 Vice President,
 Corporate
 Communications

- --------
  *All officers are elected to serve a one year term and until their successors are elected and qualify.
 **Business experience prior to service with Registrant.

                             SERVED AS                   FORMER POSITIONS AND
         NAME          AGE OFFICER SINCE                OFFICES WITH REGISTRANT
         ----          --- -------------                -----------------------
Thomas E. Miller       46  March 1994     1973-1977      Division Accountant,
 Vice President                                          Graphic Arts Division
 and Controller                           1977           Finance Manager, Graphic
                                                         Arts Division
                                          1977-1979      Product Manager, Film &
                                                         Specialty, Fasson
                                          1979-1980      Manager, Marketing
                                                         Development, Materials
                                                         Group
                                          1980-1982      Financial Manager,
                                                         Specialty Division
                                          1982-1984      Manager, Financial
                                                         Planning & Analysis
                                          1984-1987      Director, Financial
                                                         Planning & Analysis
                                          1987-1989      Group Finance Director,
                                                         Avery Label Group
                                          1989-1990      Assistant Controller,
                                                         Business Operations
                                          1990-1993      Assistant Controller
                                          1993-1994      V.P. and Assistant
                                                         Controller
James L. Fletcher      52  June 1993      1988-1991      Senior Manufacturing
                                                         Systems Consultant
 Vice President,                          1991-1993      V.P., Customer Logistics
 Customer
 Service and Logistics
Paul B. Germeraad      46  May 1991       **1989-1991       Director, Flexible
 Vice President and                                         Packaging Technical Group,
 Director, Corporate                                        James River Corporation
 Research
Johan J. Goemans       50  October 1992   1975-1978         Systems Development
 Vice President,                                            Manager, Fasson Europe
 Management
 Information Systems                      1978-1981         Manager, Factory
                                                            Information Systems,
                                                            Fasson Europe
                                          1981-1984         Director of MIS, Fasson
                                                            Europe
                                          1984-1990         Director of MIS, Materials
                                                            Group U.S.
                                          1991-1992         Director of Distribution
                                                            and Logistics, Fasson Roll
                                                            Division U.S.

- --------
  *All officers are elected to serve a one year term and until their successors are elected and qualify.
 **Business experience prior to service with Registrant.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information called for by this item appears on page 56 of Registrant's 1993 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Selected financial data for each of Registrant's last five fiscal years appears on pages 30 and 31 of Registrant's 1993 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Sales decreased less than 1 percent in 1993 to $2.61 billion from $2.62 billion in 1992; sales during 1992 reflected a 3 percent increase from l991 sales of $2.55 billion. Excluding the impact of changes in foreign currency, 1993 sales increased 2 percent over 1992 and 1992 sales increased 2 percent over l991. However, the foreign currency effect in 1992 was offset by the impact of divestitures and discontinued products. The Company's 1993 and 1992 fiscal years had 52 weeks compared to 53 weeks in 1991.

  Gross profit margins for the years ended 1993, 1992 and 1991 were 31.4 percent, 32.0 percent and 31.3 percent, respectively. During 1993, gross margins were negatively affected by lower average selling prices, increased promotional spending and incentives for U.S. office products, lower benefits from the reduction of LIFO inventories and negative currency effects within Europe. The improvement in 1992 over 1991 was primarily the result of improved profit margins in the pressure-sensitive adhesives and materials businesses.

  Marketing, general and administrative expense as a percent of sales was 24.6 percent in 1993, 25.4 percent in 1992 and 25.7 percent in 1991. The decrease in 1993 was primarily due to cost reduction efforts throughout the Company. The decrease in 1992 from 1991 was primarily due to cost reduction efforts by our European businesses and lower marketing expense as a percent of sales.

  As a result of the above, operating profit as a percent of sales during 1993 increased to 6.7 percent compared to 6.6 percent and 5.6 percent in 1992 and 1991, respectively. Interest expense as a percent of sales was 1.7 percent in 1993, 1.6 percent in 1992 and 1.5 percent in 1991. The increase in interest expense during 1993 compared to 1992 was entirely due to higher interest rates in Brazil. During 1992, interest expense increased over 1991 due to higher interest rates in Brazil and lower capitalized interest due to decreased capital spending.

  The effective tax rate was 37 percent in 1993, 38.5 percent in 1992 and 39.9 percent in 1991. The lower effective tax rates during 1993 and 1992 were primarily due to the composition of net foreign taxable income. Income before taxes as a percent of sales was 5.1 percent in 1993, 5.0 percent in 1992 and
4.1 percent in 1991.

  During the first quarter of 1993, the Company adopted three accounting standards issued by the Financial Accounting Standards Board; the result was to increase net income by $1.1 million, or $.02 per share. The implementation of Statement of Financial Accounting Standard ("SFAS") No. 109 relating to accounting for income taxes resulted in a one-time cumulative increase in net income of $16.3 million, or $.28 per share. However, this increase was offset by the adoption of SFAS No. 106, accounting for postretirement benefits, and SFAS No. 112, accounting for postemployment benefits. The implementation of SFAS No. 106 resulted in a cumulative charge of $23 million ($14.2 million, net of tax, or $.24 per share), and the implementation of SFAS No. 112 resulted in a cumulative charge of $1.5 million ($1 million, net of tax, or $.02 per share).

  Net income was $84.4 million, or $1.46 per share, in 1993. Excluding the cumulative effects of changes in accounting principles, net income was $83.3 million, or $1.44 per share, compared to $80.1 million, or $1.33 per share, in 1992. Net income was $63 million, or $1.02 per share, in 1991. The improvement in earnings per share for 1993 was primarily the result of lower operating expenses, a lower tax rate, and fewer shares outstanding. Net income as a percent of sales was 3.2 percent in 1993, 3.1 percent in 1992 and 2.5 percent in 1991 .

  The return on average shareholders' equity was 11.0 percent in 1993, 9.7 percent in 1992 and 7.7 percent in 1991. The return on average total capital for those three years was 9.3 percent, 8.3 percent and 6.7 percent, respectively.

  During 1993, the pressure-sensitive adhesives and materials segment reported solid profitability improvement on a modest increase in sales. The U.S. operations reported significant sales and profitability growth for the year. The growth was attributable to successful new product introductions, increased market share and effective cost reduction programs. Improvements at the U.S. operations were partially offset by declines at the European materials and automotive businesses. The negative effects of foreign currency, pricing pressures and the recessionary European economies adversely impacted the sales and profitability of the European operations. Sales and profitability for the pressure-sensitive adhesives and materials segment improved during 1992 over 1991. Primary contributors to the sales and profitability growth for 1992 were the U.S. and European roll paper and films businesses and specialty tape businesses, as well as the U.S. marking film business. Additionally, new product introductions, improved customer service and the bankruptcy of a major competitor of the European roll business contributed to improved sales during 1992. Profitability increased primarily due to increased worldwide sales and aggressive cost reduction efforts by the European businesses.

  The office products segment reported flat sales and a significant decline in profitability for 1993 when compared to 1992. In the U.S., increased sales from market share gains for K&M-brand binders and Avery-brand products were partially offset by declines at the other U.S. businesses. Profitability in the U.S. was negatively affected by increased promotional spending and incentives and lower benefits from the reduction of LIFO inventories. LIFO benefits are expected to continue to decline in future years. European sales and profitability declined significantly, particularly in France, due to the recessionary European economies and the negative effects of foreign currency translation. During 1992, the office products segment reported increased profits on slightly increased sales compared to 1991. Increased sales and profits in the U.S. businesses were offset by lower sales and profits in Europe and Canada. Our Avery-brand business showed significant improvements in sales and profitability in 1992 primarily due to increased sales of new products. Profitability of the Avery and Dennison businesses was also positively affected by the reduction of LIFO inventories. A fire at the Avery Guidex plant in England curtailed operations for several weeks during 1992 but did not have a significant impact on the overall performance of the office products segment.

  In 1993, the product identification and control systems segment showed significant profitability improvement on decreased sales. The elimination of unprofitable lines of business decreased combined sales for the Soabar tag and ticketing businesses, while effective cost control measures resulted in significant combined profitability improvements. The international converting businesses reported a significant decline in sales due to the recessionary European economies and the negative effects of foreign currency translation. However, profitability improved significantly due to effective cost reduction programs despite the negative effects of foreign currency translation. The North American label businesses reported flat sales and decreased profitability for the year. Segment profitability was positively affected in 1993 by a greater reduction of LIFO inventories than in 1992. However, the benefits from such reductions are expected to be lower in future years. During 1992, the product identification and control systems segment reported lower profitability on slightly decreased sales compared to 1991. A continued weakness in the domestic apparel and retail markets in 1992 resulted in sales and profitability declines at the U.S. Soabar businesses despite aggressive downsizing efforts. These declines were partially offset by solid sales and profitability growth from our overseas service bureau in

Hong Kong. In addition, the positive impact on profitability from the reduction of LIFO inventories was greater in 1991 than 1992. The label businesses in North America experienced a slight sales increase and significantly improved profitability in 1992 along with the fastener business, which also reported increased sales and profits. The international converting businesses were negatively affected by the depressed European economies during 1992.

FINANCIAL CONDITION

  Average working capital, excluding short-term debt, as a percent of sales was
12.3 percent in 1993, 15.2 percent in 1992 and 16.9 percent in 1991; 1991 excludes the net impact of restructuring costs. The average number of days sales in receivables was 57 in 1993 and 59 in 1992 and 1991. The average inventory turnover rate was 8.7 in 1993, compared with 7.5 in 1992 and 6.4 in 1991.

  Net cash flow from operating activities was $239.2 million in 1993 and $167.8 million in 1992. The increase in net cash flow was attributable to a continued reduction in inventory levels and an increase in other accrued liabilities and net tax liabilities.

  Total debt decreased $30 million from year end 1992 even though 2.9 million shares of treasury stock was purchased for $82.9 million during 1993. During 1993, the Company issued $100 million in principal amount of medium-term notes which have an average interest rate of 6.6% and maturities ranging from May 2000 through May 2005. Long-term debt as a percent of total long-term capital increased to 30.2 percent at year end 1993, compared to 29.4 percent at year end 1992. Total debt to total capital was 35.6 percent at year end 1993 compared to 34.8 percent at year end 1992.

  Shareholders' equity decreased to $719.1 million in 1993 from $802.6 million in 1992 due primarily to the effects of foreign currency translation and the repurchase of treasury stock as previously discussed.

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") for past and future cleanup costs at hazardous waste sites. The Company has received requests for information, notices and/or claims with respect to 17 waste sites in which the Company has no ownership interest. Environmental investigatory and remediation projects are also being undertaken on property presently owned by the Company. The Company has accrued liabilities for all sites where it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued.

LIQUIDITY AND CAPITAL RESOURCES

  In addition to cash flow from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

  Capital expenditures increased to $100.6 million in 1993 from $87.8 million in 1992. Capital expenditures for 1994 are currently expected to be approximately $125 million.

  Annual dividends per share increased to $.90 in 1993 from $.82 in 1992 and $.76 in 1991.

  The Company believes that whereas costs and expenses rise with inflation, the effects will be offset by productivity improvements and by increases in prices, which generally are sufficient to absorb the impact of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is contained in Registrant's Consolidated Financial Statements and the Notes thereto appearing on pages 36 through 51 and page 53 of Registrant's 1993 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors called for by this item is incorporated by reference from pages 2, 3 and 4 of the 1994 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in
Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from pages 14 and 15 of the 1994 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by items 11, 12 and 13 is incorporated by reference from pages 5 through 22 (up to the caption "The 1990 Stock Option and Incentive Plan for Key Employees (Proxy Item 2)") of the 1994 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements, Financial Statement Schedules and Exhibits

    (1) (2) Financial statements and financial statement schedules filed as part of this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules.

    (3) Exhibits filed as a part of this report are listed in the Exhibit Index, which follows the financial statements and schedules referred to above. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) is identified in the Exhibit Index.

  (b) No reports on Form 8-K were filed by Registrant during the fourth quarter of 1993.

  (c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

  (d) Those financial statement schedules required by Regulation S-X which are excluded from Registrant's 1993 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AVERY DENNISON CORPORATION

                                                /s/ R. Gregory Jenkins
                                          By___________________________________
                                                    R. Gregory Jenkins
                                              Senior Vice President, Finance
                                                  Chief Financial Officer
Dated: March 18, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                         DATE
             ---------                           -----                         ----

     /s/ Charles D. Miller                Chairman and Chief Executive    March 18, 1994
- ------------------------------------       Officer; Director
         Charles D. Miller

       /s/ Philip M. Neal                 President and Chief
- ------------------------------------       Operating Officer; Director    March 18, 1994
           Philip M. Neal

     /s/ R. Gregory Jenkins               Senior Vice President,          March 18, 1994
- ------------------------------------       Finance (Principal
         R. Gregory Jenkins                Financial Officer)


      /s/ Thomas E. Miller                Vice President and              March 18, 1994
- ------------------------------------       Controller (Principal
          Thomas E. Miller                 Accounting Officer)


      /s/ R. Stanton Avery                Founder and                     March 18, 1994
- ------------------------------------       Chairman Emeritus; Director
          R. Stanton Avery

      /s/ H. Russell Smith                Chairman of the                 March 18, 1994
- ------------------------------------       Executive Committee;
          H. Russell Smith                 Director



             SIGNATURE                     TITLE               DATE
             ---------                     -----               ----
   /s/ Dwight L. Allison, Jr.             Director        March 18, 1994
- ------------------------------------
       Dwight L. Allison, Jr.

       /s/ John C. Argue                  Director        March 18, 1994
- ------------------------------------
           John C. Argue

        /s/ Joan T. Bok                   Director        March 18, 1994
- ------------------------------------
            Joan T. Bok

      /s/ Frank V. Cahouet                Director        March 18, 1994
- ------------------------------------
          Frank V. Cahouet

      /s/ Richard M. Ferry                Director        March 18, 1994
- ------------------------------------
          Richard M. Ferry

      /s/ F. Daniel Frost                 Director        March 18, 1994
- ------------------------------------
          F. Daniel Frost

      /s/ Peter W. Mullin                 Director        March 18, 1994
- ------------------------------------
          Peter W. Mullin

     /s/ Sidney R. Petersen               Director        March 18, 1994
- ------------------------------------
         Sidney R. Petersen

     /s/ John B. Slaughter                Director        March 18, 1994
- ------------------------------------
         John B. Slaughter

   /s/ Lawrence R. Tollenaere             Director        March 18, 1994
- ------------------------------------
       Lawrence R. Tollenaere

                           AVERY DENNISON CORPORATION

                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES

                               ----------------

                                                            REFERENCE (PAGE)
                                                         ----------------------
                                                         FORM 10-K    ANNUAL
                                                          ANNUAL    REPORT TO
                                                          REPORT   SHAREHOLDERS
                                                         --------- ------------
 Data incorporated by reference from the attached por-
  tions of 1993 Annual Report to Shareholders of Avery
  Dennison Corporation:
  Report of Independent Certified Public Accountants....    --           53
  Consolidated Balance Sheet at January 1, 1994 and Jan-
   uary 2, 1993.........................................    --           36
  Consolidated Statement of Income for 1993, 1992 and
   1991.................................................    --           37
  Consolidated Statement of Shareholders' Equity for
   1993, 1992 and 1991..................................    --           38
  Consolidated Statement of Cash Flows for 1993, 1992
   and 1991.............................................    --           39
  Notes to Consolidated Financial Statements............    --        40-51

  Individual financial statements of 50% or less owned entities accounted for by the equity method have been omitted because, considered in the aggregate or as a single subsidiary, they do not constitute a significant subsidiary.

  With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, and the information referred to in Items 1, 5, 6 and 7, all of which is included in the 1993 Annual
Report and incorporated herein by reference, the 1993 Annual Report is not to be deemed "filed" as part of this report.

 Data submitted herewith:
  Report of Independent Certified Public Accountants....    S-2         --
  Financial Statement Schedules (for 1993, 1992 and
   1991):
         V --Property, Plant and Equipment.............     S-3         --
        VI --Accumulated Depreciation, Depletion, and
             Amortization of Property, Plant and
             Equipment.................................     S-4         --
      VIII --Valuation and Qualifying Accounts and
             Reserves..................................     S-4         --
        IX --Short-term Borrowings.....................     S-5         --
         X --Supplementary Income Statement
             Information...............................     S-5         --
  Consent of Independent Accountants....................    S-6         --

  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Avery Dennison Corporation

  Our report on the consolidated financial statements of Avery Dennison Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 53 of the 1993 Annual Report to Shareholders of Avery Dennison Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page S-1 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND

Los Angeles, California
January 31, 1994

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                 (IN MILLIONS)

                              BALANCE AT                                BALANCE
                              BEGINNING  ADDITIONS                       AT END
                               OF YEAR    AT COST  RETIREMENTS OTHER(A) OF YEAR
                              ---------- --------- ----------- -------- --------
1993
 Land........................  $   33.3   $   .5     $  3.0     $ (2.1) $   28.7
 Buildings...................     351.6     22.4        8.9       (4.2)    360.9
 Machinery and equipment.....     948.5     69.9       27.8      (36.8)    953.8
 Construction in progress....      65.8      7.8         .8       (3.5)     69.3
                               --------   ------     ------     ------  --------
  Totals.....................  $1,399.2   $100.6     $ 40.5     $(46.6) $1,412.7
                               ========   ======     ======     ======  ========
1992
 Land........................  $   37.1   $  --      $  3.6     $  (.2) $   33.3
 Buildings...................     356.7     10.9       15.5        (.5)    351.6
 Machinery and equipment.....     951.3     86.6       84.0       (5.4)    948.5
 Construction in progress....      75.6     (9.7)       --         (.1)     65.8
                               --------   ------     ------     ------  --------
  Totals.....................  $1,420.7   $ 87.8     $103.1     $ (6.2) $1,399.2
                               ========   ======     ======     ======  ========
1991
 Land........................  $   31.0   $  6.6     $   .4     $  (.1) $   37.1
 Buildings...................     325.1     46.2        6.0       (8.6)    356.7
 Machinery and equipment.....     913.9    115.9       67.6      (10.9)    951.3
 Construction in progress....     125.7    (46.2)        .7       (3.2)     75.6
                               --------   ------     ------     ------  --------
  Totals.....................  $1,395.7   $122.5     $ 74.7     $(22.8) $1,420.7
                               ========   ======     ======     ======  ========

- --------
(A) Primarily represents the impact of changes in foreign currency exchange rates on the reported balances.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES

       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                                 (IN MILLIONS)

                                          ADDITIONS
                                 BALANCE   CHARGED
                                   AT     TO COSTS                       BALANCE
                                BEGINNING    AND                         AT END
                                 OF YEAR  EXPENSES  RETIREMENTS OTHER(A) OF YEAR
                                --------- --------- ----------- -------- -------
1993
 Buildings.....................  $112.0     $24.6      $ 7.2     $ (2.2) $127.2
 Machinery and equipment.......   507.3      59.5       19.8      (20.0)  527.0
                                 ------     -----      -----     ------  ------
  Totals.......................  $619.3     $84.1      $27.0     $(22.2) $654.2
                                 ======     =====      =====     ======  ======
1992
 Buildings.....................  $109.2     $12.7      $ 9.8     $  (.1) $112.0
 Machinery and equipment.......   497.3      71.1       57.6       (3.5)  507.3
                                 ------     -----      -----     ------  ------
  Totals.......................  $606.5     $83.8      $67.4     $ (3.6) $619.3
                                 ======     =====      =====     ======  ======
1991
 Buildings.....................  $103.0     $12.1      $ 4.9     $ (1.0) $109.2
 Machinery and equipment.......   471.0      71.0       34.1      (10.6)  497.3
                                 ------     -----      -----     ------  ------
  Totals.......................  $574.0     $83.1      $39.0     $(11.6) $606.5
                                 ======     =====      =====     ======  ======

- --------
(A) Primarily represents the impact of changes in foreign currency exchange rates on the reported balances.

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN MILLIONS)

                                          ADDITIONS
                                    ---------------------
                           BALANCE  CHARGED               DEDUCTIONS--
                             AT     TO COSTS              UNCOLLECTIBLE BALANCE
                          BEGINNING   AND        FROM       ACCOUNTS    AT END
                           OF YEAR  EXPENSES ACQUISITIONS  WRITTEN OFF  OF YEAR
                          --------- -------- ------------ ------------- -------
1993
 Allowance for doubtful
  accounts...............   $18.4    $ 7.7       $--          $9.4       $16.7
                            =====    =====       ====         ====       =====
1992
 Allowance for doubtful
  accounts...............   $18.4    $ 8.3       $--          $8.3       $18.4
                            =====    =====       ====         ====       =====
1991
 Allowance for doubtful
  accounts...............   $14.8    $10.5       $--          $6.9       $18.4
                            =====    =====       ====         ====       =====

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                                 (IN MILLIONS)

                                               MAXIMUM     AVERAGE     WEIGHTED
                                    WEIGHTED   AMOUNT      AMOUNT       AVERAGE
                         BALANCE AT AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
                           END OF   INTEREST DURING THE  DURING THE   DURING THE
                            YEAR      RATE      YEAR       YEAR(A)      YEAR(A)
                         ---------- -------- ----------- ----------- -------------
1993
 Short-term borrowings
  from banks............   $53.6       7.0%    $ 91.1       $61.8         8.7%
                           =====      ====     ======       =====        ====
1992
 Short-term borrowings
  from banks............   $77.4      11.1%    $103.7       $84.5        10.5%
                           =====      ====     ======       =====        ====
1991
 Short-term borrowings
  from banks............   $77.1      10.9%    $139.0       $87.3        10.0%
                           =====      ====     ======       =====        ====

- --------
(A) The average amount of short-term debt outstanding and weighted average interest rate during the year are based on the average of month-end balances.

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 (IN MILLIONS)

                                                              1993  1992  1991
                                                              ----- ----- -----
Charged to Costs and Expenses:
 Maintenance and Repairs..................................... $46.8 $45.4 $44.0

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the registration statements of Avery Dennison Corporation on Form S-8 (File Nos. 2-47617, 2-60937, 2-82207, 33-1132, 33-3645, 33-3637, 33-27275, 33-35995-01, 33-41238 and 33-45376) of our
report, which includes an explanatory paragraph regarding the Company's adoption of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" during 1993, dated January 31, 1994, which appears on page 53 of the 1993 Annual Report to Shareholders and is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedules listed in the index on page S-1.

                                        COOPERS & LYBRAND

Los Angeles, California
March 17, 1994

                           AVERY DENNISON CORPORATION

                                 EXHIBIT INDEX

                       FOR THE YEAR ENDED JANUARY 1, 1994

                               ----------------

INCORPORATED BY REFERENCE:

                                     ORIGINALLY
                                      FILED AS
 EXHIBIT                              EXHIBIT
   NO.              ITEM                NO.                  DOCUMENT
 -------            ----             ----------              --------
  (3.1)   Restated Articles of In-              Proxy Statement dated February
           corporation............     B        28, 1977 for Annual Meeting of
                                                Stockholders March 30, 1977;
                                                located in File No. 0-225 at
                                                Securities and Exchange
                                                Commission, 450 5th St., N.W.,
                                                Washington, D.C.
  (3.1.1) Amendment to Certificate
           of Incorporation, filed
           April 10, 1984 with Of-
           fice of Delaware Secre-
           tary of State..........      3.1.1   1983 Annual Report on Form 10-K
  (3.1.2) Amendment to Certificate
           of Incorporation, filed
           April 11, 1985 with Of-
           fice of Delaware Secre-
           tary of State..........      3.1.2   1984 Annual Report on Form 10-K
  (3.1.3) Amendment to Certificate
           of Incorporation filed
           April 6, 1987 with Of-
           fice of Delaware Secre-
           tary of State..........      3.1.3   1986 Annual Report on Form 10-K
  (3.1.4) Amendment to Certificate
           of Incorporation filed
           October 17, 1990 with
           Office of Delaware Sec-      3.1     Current Report on Form 8-K filed
           retary of State........              October 31, 1990
  (3.2)   Bylaws, as amended......      3.2     1992 Annual Report on Form 10-K
  (4.1)   Rights Agreement dated
           as of June 30,               1       Current Report on Form 8-K filed
           1988...................              July 9, 1988
  (4.2)   Indenture, dated as of
           March 15, 1991,
           between Registrant and
           Security Pacific
           National Bank, as
           Trustee (the "Inden-         4       Registration Statement on Form S-
           ture").................              3 (File No. 33-39491)
  (4.3)   Officers' Certificate
           establishing a series
           of Securities entitled
           "Medium-Term Notes" un-     28.1     Current Report on Form 8-K filed
           der the Indenture......              March 25, 1991
  (4.4)   First Supplemental In-
           denture, dated as of
           March 16, 1993, between
           Registrant and
           BankAmerica National
           Trust Company, as suc-
           cessor Trustee (the
           "Supplemental Inden-         4.2     Registration Statement on Form S-
           ture").................              3 (File No. 33-59642)

- --------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

                                     ORIGINALLY
                                      FILED AS
 EXHIBIT                              EXHIBIT
   NO.              ITEM                NO.                  DOCUMENT
 -------            ----             ----------              --------
  (4.5)   Officers' Certificate
           establishing a series
           of Securities entitled
           "Medium-Term Notes" un-
           der the Indenture, as
           amended by the Supple-       4.1     Current Report on Form 8-K filed
           mental Indenture.......              April 7, 1993
 (10.1)   *Amended 1973 Stock Op-
           tion and Stock Appreci-
           ation Rights Plan for
           Key Employees of Avery
           International Corpora-
           tion ("1973 Plan").....     10.1     1987 Annual Report on Form 10-K
 (10.1.3) *Form of Incentive Stock
           Option Agreement for
           use under 1973 Plan....     10.1.3   1984 Annual Report on Form 10-K
 (10.1.4) *Form of Non-Qualified
           Stock Option Agreement
           for use under 1973
           Plan...................     10.1.4   1987 Annual Report on Form 10-K
 (10.1.5) *Form of coupled Stock
           Appreciation Right
           Agreement for use under
           1973 Plan..............     10.1.5   1985 Annual Report on Form 10-K
 (10.1.6) 1985 U.K. Stock Option
           Scheme.................     10.1.7   1985 Annual Report on Form 10-K
 (10.1.7) Form of Incentive Stock
           Option Agreement for
           use under U.K. Stock
           Option Scheme..........     10.1.8   1985 Annual Report on Form 10-K
 (10.1.8) Form of Stock Option
           Agreement for use under
           U.K. Stock Option
           Scheme.................     10.1.9   1985 Annual Report on Form 10-K
 (10.2)   *1988 Stock Option and
           Stock Appreciation
           Rights Plan for Key Em-
           ployees of Avery Inter-
           national Corporation
           ("1988 Plan")..........     10.2     1987 Annual Report on Form 10-K
 (10.2.1) *Form of Non-Qualified
           Stock Option Agreement
           for use under 1988
           Plan...................     10.2.1   1990 Annual Report on Form 10-K
 (10.2.2) *Form of Incentive Stock
           Option Agreement for
           use under 1988 Plan....     10.2.2   1991 Annual Report on Form 10-K
 (10.3)   *Deferred Compensation
           Plan for Directors.....     10.3     1981 Annual Report on Form 10-K
 (10.5)   *Executive Medical and
           Dental Plan (descrip-
           tion)..................     10.5     1981 Annual Report on Form 10-K
 (10.6)   *Executive Financial
           Counseling Service (de-
           scription).............     10.6     1981 Annual Report on Form 10-K
 (10.7.1) *Executive Employment
           Security Policy dated
           February 1, 1983.......     10.7.1   1982 Annual Report on Form 10-K
 (10.7.2) *Executive Employment
           Security Policy dated
           February 1, 1985.......     10.13    1984 Annual Report on Form 10-K
 (10.8.1) *Agreement dated October
           24, 1990 with Charles
           D. Miller..............     10.8.1   1990 Annual Report on Form 10-K
 (10.8.2) *Agreement dated October
           23, 1990 with Philip M.
           Neal...................     10.8.2   1990 Annual Report on Form 10-K

- --------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

                                      ORIGINALLY
                                       FILED AS
  EXHIBIT                              EXHIBIT
    NO.              ITEM                NO.                  DOCUMENT
  -------            ----             ----------              --------
 (10.9)    *Executive Group Life
            Insurance Plan.........    10.9      1982 Annual Report on Form 10-K
 (10.10)   *Form of Indemnity
            Agreements between Reg-
            istrant and certain di-
            rectors and officers...    10.10     1986 Annual Report on Form 10-K
 (10.11)   *Supplemental Executive
            Retirement Plan........    10.11     1983 Annual Report on Form 10-K
 (10.11.2) *Amended Letter of Grant
            to C.D. Miller under
            Supplemental Executive
            Retirement Plan........    10.11.2   1992 Annual Report on Form 10-K
 (10.12)   *Executive Deferred Com-
            pensation Plan.........    10.12     1984 Annual Report on Form 10-K
 (10.12.1) *Amendment No. 1 to Ex-
            ecutive Deferred Com-
            pensation Plan.........    10.13.1   1985 Annual Report on Form 10-K
 (10.12.2) *Amendment No. 2 to Ex-
            ecutive Deferred Com-
            pensation Plan.........    10.12.2   1988 Annual Report on Form 10-K
 (10.12.3) *Form of Enrollment
            Agreement for use under
            Executive Deferred
            Compensa-tion Plan.....    10.13.2   1985 Annual Report on Form 10-K
 (10.13.2) *Fourth Amended Avery
            Dennison Retirement
            Plan for Directors.....    10.13.2   1992 Annual Report on Form 10-K
 (10.15)   *1988 Stock Option Plan
            for Non-Employee Direc-
            tors ("Director Plan").    10.15     1987 Annual Report on Form 10-K
 (10.15.1) *Form of Non-Qualified
            Stock Option Agreement
            for use under Director
            Plan...................    10.15.1   1987 Annual Report on Form 10-K
 (10.16)   *Executive Variable De-
            ferred Compensa-tion
            Plan ("EVDCP").........    10.16     1988 Annual Report on Form 10-K
 (10.16.1) *Amendment No. 1 to
            EVDCP..................    10.16.1   1988 Annual Report on Form 10-K
 (10.16.2) *Form of Enrollment
            Agreement for use under
            EVDCP..................    10.16.1   1987 Annual Report on Form 10-K
 (10.17)   *Amended and Restated
            Directors Deferred Com-
            pensation Plan.........    10.17     1986 Annual Report on Form 10-K
 (10.17.1) *Amendment No. 1 to Di-
            rectors Deferred Com-
            pensation Plan.........    10.17.1   1988 Annual Report on Form 10-K
 (10.17.2) *Form of Enrollment
            Agreement for use under
            Directors Deferred Com-
            pensation Plan.........    10.17.2   1985 Annual Report on Form 10-K
 (10.18)   *Directors Variable De-
            ferred Compensation
            Plan ("DVDCP").........    10.18     1989 Annual Report on Form 10-K
 (10.18.1) *Form of Enrollment
            Agreement for use under
            DVDCP..................    10.18.1   1989 Annual Report on Form 10-K
 (10.19)   *1990 Stock Option and
            Incentive Plan for Key
            Employees of Avery In-
            ternational Corporation
            ("1990 Plan")..........    10.19     1989 Annual Report on Form 10-K
 (10.19.1) *Form of Non-Qualified
            Stock Option Agreement
            for use under 1990
            Plan...................    10.19.1   1991 Annual Report on Form 10-K
 (10.19.2) *Form of Incentive Stock
            Option Agreement for
            use under 1990 Plan....    10.19.2   1991 Annual Report on Form 10-K

- --------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

                                      ORIGINALLY
                                       FILED AS
  EXHIBIT                              EXHIBIT
    NO.              ITEM                NO.                  DOCUMENT
  -------            ----             ----------              --------
 (10.20.1) *1982 Incentive Stock
            Option Plan of Dennison     4.3      Registration Statement on Form S-
            Manufacturing Company..              8 (File No. 33-35995-01)
 (10.20.2) *1985 Incentive Stock
            Option Plan of Dennison     4.4      Registration Statement on Form S-
            Manufacturing Company..              8 (File No. 33-35995-01)
 (10.20.3) *1988 Stock Option Plan
            of Dennison Manufactur-     4.5      Registration Statement on Form S-
            ing Company............              8 (File No. 33-35995-01)
 (10.20.4) *Amendments effective as
            of October 16, 1990 to
            the 1982 Incentive
            Stock Option Plan, 1985
            Incentive Stock Option
            Plan and 1988 Stock Op-
            tion Plan of Dennison       4.6      Registration Statement on Form S-
            Manufacturing Company..              8 (File No. 33-35995-01)
 (10.27)   *Key Executive Long-Term
            Incentive Plan.........    10.27     1991 Annual Report on Form 10-K
 (10.28)   *Executive Deferred Re-
            tirement Plan ("EDRP").    10.28     1992 Annual Report on Form 10-K
 (10.28.1) *Form of Enrollment
            Agreement for use under
            EDRP...................    10.28.1   1992 Anual Report on Form 10-K

- --------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

SUBMITTED HEREWITH:

 EXHIBIT NO.                                ITEM
 -----------                                ----
 10.7.3      * Executive Employment Security Policy dated November 19, 1987
 10.10.1     * Form of Indemnity Agreement between Registrant and certain directors and officers
 10.16.3     * Amendment No. 2 to Executive Variable Deferred Compensation Plan
 10.19.3     * Amendment No. 1 to 1990 Stock Option and Incentive Plan for Key
               Employees of Avery Dennison Corporation
 10.27.1     * Amended and Restated Key Executive Long-Term Incentive Plan
 10.28.2     * Amendment No. 1 to Executive Deferred Retirement Plan
 10.29       * Executive Incentive Compensation Plan
 10.30       * Senior Executive Incentive Compensation Plan
 11            Statement re Computation of Net Income Per Share Amounts.
 13            Portion of Annual Report to Shareholders for fiscal year ended
               January 1, 1994.
 22            List of Subsidiaries.
 23            Consent of Independent Accountants (see page S-6).

- --------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

                       STATEMENT AND AGREEMENT REGARDING
                          LONG TERM DEBT OF REGISTRANT

Except as indicated above, Registrant has no instrument with respect to long-term debt under which securities authorized thereunder equal or exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of its long-term debt instruments to the Commission upon request.

[LOGO OF AVERY DENNISON]