Form 10-Q
period 1994-04-02
AVERY DENNISON CORPORATION
filed 1994-05-12
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended  April 2, 1994
                                   ---------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________


                        Commission file number 1-7685

                         AVERY DENNISON CORPORATION
           (Exact name of registrant as specified in its charter)



            Delaware                                                 95-1492269
(State or other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)


150 North Orange Grove Boulevard, Pasadena, California                    91103
     (Address of principal executive offices)                        (Zip code)


     Registrant's telephone number, including area code  (818) 304-2000


   Indicate by a check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes    x      No
                                                -------      -------

   Number of shares of $1 par value common stock outstanding as of April 29, 1994: 56,236,346

                         AVERY DENNISON CORPORATION
                              AND SUBSIDIARIES


                             INDEX TO FORM 10-Q
                             ------------------


                                                       Page No.
                                                       --------

Part I.  Financial Information (Unaudited):

Financial Statements:

     Condensed Consolidated Balance Sheet
       April 2, 1994 and January 1, 1994                 3

     Consolidated Statement of Income
       Quarters Ended April 2, 1994 and April 3, 1993    4

     Condensed Consolidated Statement of Cash Flows
       Quarters Ended April 2, 1994 and April 3, 1993    5

     Notes to Consolidated Financial Statements          6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                    8


Part II.  Other Information:

Exhibits and Reports on Form 8-K                         10

Signatures                                               11

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                               April 2, 1994   January 1, 1994
                                             ---------------------------------
ASSETS
- - ------
Current assets:
   Cash and cash equivalents                        $    1.1          $    5.8
   Trade accounts receivable                           377.1             356.7
   Inventories                                         202.4             184.1
   Prepaid expenses                                     17.6              13.5
   Other current assets                                 56.9              54.5
                                                ---------------    -------------
     Total current assets                              655.1             614.6

Property, plant and equipment, at cost               1,422.7           1,412.7
Accumulated depreciation                              (668.0)           (654.2)
                                                ---------------    -------------
                                                       754.7             758.5

Intangibles resulting from business
 acquisitions, net                                     128.4             129.2
Other assets                                           135.8             136.7
                                                ---------------    -------------
                                                    $1,674.0          $1,639.0
                                                ===============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
   Short-term debt and current portion of
    long-term debt                                  $   99.0          $   86.5
   Accounts payable                                    145.0             140.8
   Accrued liabilities                                 232.9             245.7
                                                ---------------    -------------
     Total current liabilities                         476.9             473.0

Long-term debt                                         320.8             311.0
Deferred taxes and other long-term
 liabilities                                           144.8             135.9
Shareholders' equity:
   Common stock - $1 par value:
   Authorized - 200,000,000 shares; Issued -
    62,063,312 shares at April 2, 1994
    and January 1, 1994                                 62.1              62.1
   Capital in excess of par value                      195.1             194.4
   Retained earnings                                   710.5             698.9
   Cumulative foreign currency translation
    adjustment                                         (11.1)            (10.1)
   Cost of unallocated ESOP shares                     (52.7)            (53.2)
   Minimum pension liability                            (8.9)             (8.9)
   Treasury stock at cost, 5,825,879 shares at
    April 2, 1994 and 5,869,683 shares at
    January 1, 1994                                   (163.5)           (164.1)
                                                ---------------    -------------
     Total shareholders' equity                        731.5             719.1
                                                ---------------    -------------

                                                    $1,674.0          $1,639.0
                                                ===============    =============


                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)


                                             Quarter Ended
                                      ----------------------------
                                       April 2, 1994    April 3, 1993
                                      ---------------  ---------------
Net sales                                    $667.7         $666.5

Cost of products sold                         455.2          456.5
                                      ---------------  ---------------
   Gross profit                               212.5          210.0

Marketing, general and
  administrative expense                      161.0          164.4
                                      ---------------  ---------------
   Operating profit                            51.5           45.6

Interest expense                               11.5            9.8
                                      ---------------  ---------------
   Income before taxes on income               40.0           35.8

Taxes on income                                14.8           13.6
                                      ---------------  ---------------
   Income before cumulative effect
     of changes in accounting
     principles                                25.2           22.2

Cumulative effect of changes in
  accounting principles                          --            1.1
                                      ---------------  ---------------
   Net income                                $ 25.2         $ 23.3
                                      ===============  ===============

Weighted average number of common
  shares outstanding                           56.2           58.8
                                      ===============  ===============

Per common share amounts:

Income before cumulative effect of
  changes in accounting principles            $  .45         $  .38
Cumulative effect of changes in
  accounting principles                           --            .02
                                      ---------------  ---------------
Net income                                    $  .45         $  .40
                                      ===============  ===============
Dividends                                     $  .24         $  .22
                                      ===============  ===============



                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)


                                                         Quarter Ended
                                                ------------------------------
                                                 April 2, 1994   April 3, 1993
                                                --------------  --------------
Operating Activities:
- - --------------------
Net income                                              $ 25.2          $ 23.3
Depreciation                                              21.0            20.1
Amortization                                               3.1             2.5
Non-current deferred taxes                                 5.6             3.5
Cumulative effect of changes in accounting
  principles                                                --            (1.1)
Net change in assets and liabilities net of
  the effect of foreign currency translation
  and divested operations                                (54.6)          (14.0)
                                                --------------  ---------------
Net cash provided by operating activities                   .3            34.3
                                                --------------  ---------------

Investing Activities:
- - --------------------
Purchase of property, plant and equipment                (19.2)          (15.5)
Proceeds from sale of assets and business
  divestitures                                             2.9              --
Other                                                      3.5             3.3
                                                --------------  ---------------
Net cash used in investing activities                    (12.8)          (12.2)
                                                --------------  ---------------

Financing Activities:
- - --------------------
Net change in debt                                        23.2             (.2)
Dividends paid                                           (13.5)          (12.9)
Purchase of treasury stock                                (1.9)           (4.2)
                                                --------------  ---------------
Net cash provided by (used in) financing
  activities                                               7.8           (17.3)
                                                --------------  ---------------
Effect of foreign currency translation on cash
  balances                                                  --             (.4)
                                                --------------  ---------------
(Decrease) increase in cash and cash
  equivalents                                             (4.7)            4.4
                                                --------------  ---------------
Cash and cash equivalents, beginning of period             5.8             3.9
                                                --------------  ---------------
Cash and cash equivalents, end of period                $  1.1          $  8.3
                                                ==============  ===============


                See Notes to Consolidated Financial Statements

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General

   The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 1993 annual financial statements and notes.

   The first quarters of 1994 and 1993 consisted of thirteen-week periods ending April 2, 1994 and April 3, 1993, respectively. The interim results of operations are not necessarily indicative of future financial results.


2. Foreign Currency Translation

   Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during the first quarters ended 1994 and 1993 resulted in losses of $1.4 million and $1 million, respectively.


3. Inventories

   Inventories consisted of (in millions):

                                                 April 2, 1994     January 1, 1994
                                               ----------------  ------------------
   Raw materials                                     $ 78.6            $ 75.7
   Work in progress                                    48.2              43.2
   Finished goods                                     111.9             101.9
   LIFO adjustment                                    (36.3)            (36.7)
                                               ----------------  ------------------
                                                      $202.4            $184.1
                                               ================  ==================

   During the first quarters of 1994 and 1993, certain inventories were reduced resulting in the liquidation of LIFO inventory carried at costs which were lower than current costs. The effect was to reduce the cost of products sold by approximately $1.0 million in the first quarters of 1994 and 1993.


4. Intangibles Resulting From Business Acquisitions

   Accumulated amortization of intangible assets at April 2, 1994 and January 1, 1994 was $31.4 and $30.4 million, respectively.

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5. Research and Development

   Research and development expense for the first quarters of 1994 and 1993 was $11.5 million and $11.6 million, respectively.


6. Changes in Accounting Principles

   During the first quarter of 1993, the Company adopted three accounting standards issued by the Financial Accounting Standards Board which had a one-time cumulative effect on net income of (in millions):

                                                                     Income
                                                                    (Expense)
                                                                  -------------
   Accounting for income taxes (SFAS No. 109)                       $ 16.3
   Accounting for postretirement benefits, net of tax (SFAS
     No. 106)                                                        (14.2)
   Accounting for postemployment benefits, net of tax(SFAS No.
     112)                                                            ( 1.0)
                                                                  -------------

   Increase in net income                                           $  1.1
                                                                  =============


                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- - -------------------

During the first quarter of 1994, total debt increased $22.3 million to $419.8 million from year end 1993. Total debt to total capital was 36.5 percent as of the end of the first quarter of 1994 and 35.6 percent at year end 1993.

During the first quarter of 1994, the Company registered with the Securities and Exchange Commission $100 million in principal amount of medium-term notes. As of May 11, 1994, no notes had been issued.

Average working capital, excluding short-term debt, as a percentage of sales decreased to 11.5% from 13.4% a year ago. The decrease was primarily attributable to improvements in inventory turnover. Inventory turns for the first quarter of 1994 was 9.0 times as compared to 8.1 times in the corresponding period of the prior year.

Shareholders' equity increased to $731.5 million from $719.1 million at year end 1993.

Net cash flows provided by operating activities totalled $300,000 for the first quarter of 1994 and $34.3 million for the first quarter of 1993. The decrease in cash provided by operating activities was primarily due to changes in inventory, accrued liabilities and tax accounts. In addition to cash flows from operations, the Company has more than adequate financing arrangements to conduct its operations.

Results of Operations
- - ---------------------

First quarter sales were flat compared to the first quarter of 1993. Excluding the impact of changes in foreign currency rates, sales increased 3.0 percent.

The gross profit margin for the quarter was 31.8 percent, as compared to 31.5 percent for the first quarter of 1993. The increased gross profit margin was due primarily to productivity improvements throughout the Company and an improved product mix.

Marketing, general and administrative expense, as a percent of sales, was 24.1 percent as compared to 24.7 percent for the first quarter of 1993. Marketing, general and administrative expenses decreased primarily due to cost reduction efforts throughout the Company.

Income before taxes as a percent of sales increased to 6.0 percent for the quarter as compared to 5.4 percent for the first quarter of 1993 due to improved gross profit margins and lower marketing, general and administrative expenses. Interest expense as a percent of sales was 1.7 percent for the first quarter of 1994 compared to 1.5 percent for the first quarter of 1993. The increase in interest expense was due primarily to higher interest rates in Brazil. Net income was $25.2 million, or $.45 per share, for the quarter as compared to $23.3 million, or $.40 per share, for the first quarter of 1993. Excluding the effect of accounting changes, net income for the first quarter of 1993 was $22.2 million, or $.38 per share.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The pressure-sensitive adhesives and materials sector reported improved profitability on a modest increase in sales for the first quarter of 1994 compared to the same period last year. The U.S. operations reported improved sales and operating results. The U.S. specialty tape and chemical businesses reported strong sales and profitability growth, while other domestic operations were impacted by adverse weather conditions. The foreign operations reported significant profitability improvements on a slight decline in sales for the quarter. Effective cost reduction programs continued to positively impact the profitability of the foreign operations, while the effects of foreign currency translation resulted in lower reported sales.

The office products sector reported an increase in profitability on decreased sales from the first quarter of 1993. In the United States, sales and profitability increased primarily due to an improved product mix, successful new product introductions, cost reduction programs, and lower overall promotional costs. These increases, however, were partially offset by poor weather conditions and inventory reductions by certain customers. Sales and profitability were down significantly at the European office products businesses primarily due to the weak French economy and the cost of on-going restructuring programs.

The converted products sector (formerly product identification and control systems) showed significant profitability improvements on decreased sales. The elimination of unprofitable product lines decreased combined sales for the Soabar businesses, while lower operating expenses resulted in significant profitability improvements. The international converting businesses reported a decline in sales due to the negative effects of foreign currency translation, while profitability remained flat. Overall, the North American label businesses reported flat sales and decreased profitability for the quarter.

                          PART II.  OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

a.  Exhibits: 12 - Computation of Ratio of Earnings to Fixed Charges.

b. Reports on Form 8-K: Registrant filed a Current Report on Form 8-K on March 29, 1994, with respect to its execution on the same date of certain agreements in connection with Medium-Term Notes to be issued by the Registrant (Registration No. 33-52737).

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                        (Registrant)



                                         /s/  R. Gregory Jenkins
                                    ----------------------------------
                                    R. Gregory Jenkins
                                    Senior Vice President, Finance, and
                                    Chief Financial Officer
                                    (Principal Financial Officer)




                                         /s/  Thomas E. Miller
                                    ----------------------------------
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)

                                    May 12, 1994