Form 10-Q
period 1994-07-02
AVERY DENNISON CORPORATION
filed 1994-08-11
CIK 8818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        ------------------------------


                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended  July 2, 1994
                                    ------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________


                         COMMISSION FILE NUMBER 1-7685

                          AVERY DENNISON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                               95-1492269
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER)
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)



150 NORTH ORANGE GROVE BOULEVARD, PASADENA, CALIFORNIA                91103
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (818) 304-2000


     Indicate by a check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes  X    No
                                                -----    -----

     Number of shares of $1 par value common stock outstanding as of July 29, 1994: 55,353,399

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                              ------------------


                                                         Page No.
                                                         --------
Part I.   Financial Information (Unaudited):


Financial Statements:

         Condensed Consolidated Balance Sheet
          July 2, 1994 and January 1, 1994                  3

         Consolidated Statement of Income
          Three and Six Months Ended July 2, 1994
          and July 3, 1993                                  4

         Condensed Consolidated Statement of Cash Flows
          Six Months Ended July 2, 1994
          and July 3, 1993                                  5

         Notes to Consolidated Financial Statements         6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       8

Part II.  Other Information:

Exhibits and Reports on Form 8-K                           12

Signatures                                                 13

                       PART I. FINANCIAL INFORMATION
               AVERY DENNISON CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in millions)
                               (Unaudited)

                                                       July 2, 1994    January 1, 1994
                                                       -------------   ----------------
ASSETS
- - ------
Current assets:
  Cash and cash equivalents                                 $     .9           $    5.8
  Trade accounts receivable                                    419.6              356.7
  Inventories                                                  214.9              184.1
  Prepaid expenses                                              15.9               13.5
  Deferred taxes and other current assets                       56.4               54.5
                                                            --------           --------
    Total current assets                                       707.7              614.6

Property, plant and equipment, at cost                       1,467.4            1,412.7
Accumulated depreciation                                      (693.5)            (654.2)
                                                            --------           --------
                                                               773.9              758.5
Intangibles resulting from business acquisitions, net          129.4              129.2
Other assets                                                   135.6              136.7
                                                            --------           --------
                                                            $1,746.6           $1,639.0
                                                            ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Short-term debt and current portion of long-term debt     $   79.4           $   86.5
  Accounts payable                                             162.9              140.8
  Accrued liabilities                                          255.5              245.7
                                                            --------           --------
    Total current liabilities                                  497.8              473.0

Long term debt                                                 347.7              311.0
Deferred taxes and other long-term liabilities                 153.5              135.9
Shareholders' equity:
  Common stock - $1 par value:
    Authorized - 200,000,000 shares; Issued - 62,063,312
    shares at July 2, 1994 and January 1, 1994                  62.1               62.1
  Capital in excess of par value                               194.6              194.4
  Retained earnings                                            724.9              698.9
  Cumulative foreign currency translation adjustment             8.7              (10.1)
  Cost of unallocated ESOP shares                              (52.7)             (53.2)
  Minimum pension liability                                     (8.9)              (8.9)
  Treasury stock at cost, 6,436,685 shares at July 2,
    1994 and 5,869,683 shares at January 1, 1994              (181.1)            (164.1)
                                                            --------           --------
      Total shareholders' equity                               747.6              719.1
                                                            --------           --------
                                                            $1,746.6           $1,639.0
                                                            ========           ========

                  See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)



                                         Three Months Ended                Six Months Ended
                                     ---------------------------   -------------------------------
                                     July 2, 1994   July 3, 1993   July 2, 1994       July 3, 1993
                                     ------------   ------------   ------------       ------------
Net Sales                                  $718.6         $662.2       $1,386.3           $1,328.7

Cost of products sold                       490.9          455.0          946.1              911.5
                                           ------         ------       --------           --------
Gross profit                                227.7          207.2          440.2              417.2

Marketing, general and
  administrative expense                    171.5          161.2          332.5              325.6
                                           ------         ------       --------           --------
Operating profit                             56.2           46.0          107.7               91.6

Interest expense                             11.9           10.4           23.4               20.2
                                           ------         ------       --------           --------
Income before taxes on income                44.3           35.6           84.3               71.4

Taxes on income                              16.4           12.8           31.2               26.4
                                           ------         ------       --------           --------
Income before cumulative effect
  of changes in accounting
  principles                                 27.9           22.8           53.1               45.0

Cumulative effect of changes in
  accounting principles                        --             --             --                1.1
                                           ------         ------       --------           --------
Net income                                 $ 27.9         $ 22.8       $   53.1           $   46.1
                                           ======         ======       ========           ========

Weighted average number of
  common shares outstanding                  56.0           58.5           56.1               58.6
                                           ======         ======       ========           ========

PER COMMON SHARE AMOUNTS:

Income before cumulative effect
  of changes in accounting
  principles                               $  .50         $  .39       $    .95           $    .77

Cumulative effect of changes in
  accounting principles                        --             --             --                .02
                                           ------         ------       --------           --------
Net income                                 $  .50         $  .39       $    .95           $    .79
                                           ======         ======       ========           ========

Dividends                                  $  .24         $  .22       $    .48           $    .44
                                           ======         ======       ========           ========

                See Notes to Consolidated Financial Statements

                      AVERY DENNISON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In millions)
                                    (Unaudited)

                                                         Six Months Ended
                                                   -----------------------------
                                                    July 2, 1994    July 3, 1993
                                                    ------------    ------------
OPERATING ACTIVITIES:
- - ---------------------
Net income                                                $ 53.1          $ 46.1
Depreciation                                                42.5            40.8
Amortization of intangibles                                  6.4             4.6
Deferred taxes and other long-term liabilities              20.7             5.0
Cumulative effect of changes in accounting
  principles                                                  --            (1.1)
Net change in assets and liabilities net of
  the effect of foreign currency translation
  and divested operations                                  (65.2)          (33.0)
                                                          ------           -----

Net cash provided by operating activities                   57.5            62.4
                                                          ------           -----
INVESTING ACTIVITIES:
- - ---------------------
Purchase of property, plant and
  equipment                                                (52.6)          (38.4)
Proceeds from sale of assets and business
  divestitures                                              11.8              .5
Other                                                        (.3)            (.1)
                                                          ------           -----

Net cash used in investing activities                      (41.1)          (38.0)
                                                          ------           -----

FINANCING ACTIVITIES:
- - ---------------------
Net increase in debt                                        26.4            25.1
Dividends paid                                             (27.0)          (25.8)
Purchase of treasury stock                                 (20.6)          (27.2)
                                                          ------           -----

Net cash used by financing activities                      (21.2)          (27.9)
                                                          ------           -----
Effect of foreign currency
  translation on cash balances                               (.1)             --
                                                          ------           -----

Decrease in cash and cash equivalents                       (4.9)           (3.5)
                                                          ------           -----
Cash and cash equivalents,
  beginning of period                                        5.8             3.9
                                                          ------           -----

Cash and cash equivalents, end of period                  $   .9          $   .4
                                                          ======          ======

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. GENERAL

   The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. Certain prior year amounts have been reclassified to conform to the current period's presentation.

   The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 1993 annual financial statements and notes.

   The second quarters of 1994 and 1993 consisted of thirteen-week periods ending July 2, 1994 and July 3, 1993, respectively. The interim results of operations are not necessarily indicative of future financial results.


2. FOREIGN CURRENCY TRANSLATION

   Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during the three and six months ended July 2, 1994 and July 3, 1993 resulted in losses of $.7 million and $2.1 million, respectively, during 1994 and losses of $.9 million and $1.9 million, respectively, during 1993.

3. INVENTORIES

   Inventories consisted of (in millions):

                         July 2, 1994    January 1, 1994
                         ------------    ---------------
   Raw materials               $ 80.7             $ 75.7
   Work in progress              49.4               43.2
   Finished goods               121.8              101.9
   LIFO adjustment              (37.0)             (36.7)
                               ------             ------
                               $214.9             $184.1
                               ======             ======

   Certain inventories were reduced resulting in the liquidation of LIFO inventory. The effect was to reduce cost of products sold by approximately $2.5 million and $3.5 million for the three and six months ended July 3, 1993, respectively. The liquidation of LIFO inventory was not material for the three and six months ended July 2, 1994.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



4. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

   Accumulated amortization of intangible assets at July 2, 1994 and January 1, 1994 was $33.0 million and $30.4 million, respectively.


5. RESEARCH AND DEVELOPMENT

   Research and development expense for the three and six months ended July 2, 1994 and July 3, 1993, was $12.3 million and $23.8 million, respectively, during 1994 and $12.5 million and $24.1 million, respectively, during 1993.


6. CHANGES IN ACCOUNTING PRINCIPLES

   During the first quarter of 1993, the Company adopted three accounting standards issued by the Financial Accounting Standards Board which had a one-time cumulative effect on net income of (in millions):

                                                               Income
                                                              (Expense)
                                                              ---------
   Accounting for Income Taxes (SFAS No. 109)                   $ 16.3
   Accounting for Postretirement Benefits (SFAS No. 106)         (14.2)
   Accounting for Postemployment Benefits (SFAS No. 112)         ( 1.0)
                                                                ------
   Increase in Net Income                                       $  1.1
                                                                ======

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition
- - -------------------

During the first six months of 1994, total debt increased $29.6 million to $427.1 million. Total debt to total capital was 36.4 percent at July 2, 1994 and 35.6 percent at year end 1993.

During the first quarter of 1994, the Company registered with the Securities and Exchange Commission $100 million in principal amount of medium-term notes. As of August 11, 1994, the Company had issued $80.0 million of these notes, in increments of $500,000 to $10.0 million. The medium-term notes have an average interest rate of 7.7 percent and will mature during 2004.

Average working capital, excluding short-term debt, as a percentage of sales decreased to 11.1 percent compared to 13.7 percent in the second quarter of 1993. The decrease was primarily due to an improvement in inventory turnover and higher sales and current liabilities. Average inventory turnover for the quarter ended July 2, 1994 was 9.1 compared to 8.3 in the corresponding period of the prior year; the average number of days sales outstanding in accounts receivable was 57 days for the second quarter of both 1994 and 1993.

Net cash provided by operating activities during the first six months of 1994 was $57.5 million compared to $62.4 million in the corresponding period of 1993. The decrease in net cash flow from operating activities was due primarily to changes in various components of working capital. In addition to cash flow from operations, the Company has more than adequate financing arrangements available to conduct its business.

Capital spending for the second quarter was $33.4 million compared to $22.9 million a year ago. For the six months, capital spending totalled $52.6 million compared to $38.4 million for the first half of 1993. Total capital spending for 1994 is expected to be between $130.0 million to $140.0 million.

Shareholders' equity increased to $747.6 million from $719.1 million at year end 1993. During the second quarter of 1994, the Company repurchased 634,000 shares. The cost of treasury stock held, net of shares reissued under the Company's stock option and incentive plans, increased $17.0 million to $181.1 million at July 2, 1994 from year end 1993.


Results of Operations:  For the Quarter
- - ---------------------------------------

Sales for the second quarter of 1994 were up 9 percent compared to the corresponding period of 1993. Excluding the impact of foreign currency translation, sales increased 10 percent.

The gross profit margin for the quarter was 31.7 percent compared to 31.3 percent for the second quarter of 1993. The gross profit margin increased despite the absence of benefits from LIFO inventory reductions in the second quarter of 1994 compared to the same period a year ago. The improved gross profit margin was primarily due to productivity improvements throughout the Company and an improved product mix.

Marketing, general and administrative expense, as a percent of sales, declined to 23.9 percent for the second quarter of 1994, compared to 24.3 percent for the second quarter of 1993. The decrease was primarily attributable to cost reduction efforts throughout the Company on increased sales.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:  For the Quarter (Continued)
- - ---------------------------------------------------

Interest expense, as a percent of sales, was 1.7 percent compared to 1.6 percent during the second quarter of 1993. The increase was primarily due to higher interest expense in Brazil.

Income before taxes, as a percent of sales, was 6.2 percent for the current quarter and 5.4 percent for the second quarter of 1993. The increase was primarily due to improved gross profit margins and lower operating expenses as a percent of sales. The effective tax rate for the quarter was 37 percent compared to 36 percent for the second quarter of 1993.

Net income was $27.9 million, or $.50 per share, compared to $22.8 million, or $.39 per share, for the second quarter of 1993. Improvements for the quarter were primarily a result of increased sales and lower operating expenses as a percent of sales.

The pressure-sensitive adhesives and materials sector reported solid sales and significant profitability improvements over the corresponding period of the prior year. The U.S. materials businesses reported significant sales and profitability increases for the quarter. The increases were primarily due to unit volume and revenue growth as a result of new products, improved economic conditions in major markets, and cost reduction programs. The European materials businesses experienced solid sales growth which was partially offset by the effects of foreign currency translation; profitability increased significantly for the quarter. The European operations benefitted from pricing actions, productivity improvements and cost reduction programs.

The office products sector reported a solid increase in sales and a decline in profitability from the second quarter of 1993. Solid sales growth for the U.S. office product businesses was primarily attributable to new product introductions and the impact from successful promotional programs introduced over the past 12 months. A decline in profitability at the U.S. businesses was primarily due to the absence of benefits from LIFO inventory reductions in 1994 as compared to 1993 and costs related to the divestiture of a non-core business unit. The European businesses reported lower profitability and significantly lower sales due primarily to the pruning of non-core products and costs related to the shut down of a non-core business. The impact of lower sales on profitability was largely offset by cost reduction programs.

The converted products sector reported modest sales growth for the quarter. Profitability increased significantly despite the absence of benefits from LIFO inventory reductions in 1994 compared to 1993. The Soabar and Fastener businesses reported solid sales increases and significantly improved profitability due to strong volume growth and cost reduction measures. The international converting businesses reported a slight decline in sales due primarily to the effects of product pruning and foreign currency translation, but increased profitability through cost reduction programs. The U.S. label businesses reported increased sales and profitability for the quarter primarily due to increased sales to the automotive and durable goods markets and cost reduction actions.

Results of Operations:  Six Months Year-To-Date
- - -----------------------------------------------

Sales for the first six months of 1994 were up 4 percent compared to the corresponding period of 1993. Excluding the impact of changes in foreign currency translation, sales increased 7 percent.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:  For the Six Months Year-to-Date (Continued)
- - -------------------------------------------------------------------

The gross profit margin for the first six months was 31.8 percent compared to
31.4 percent for the first six months of 1993. The gross profit margin increased despite significantly lower LIFO benefits in 1994 compared to 1993. The improved gross profit margin was primarily due to productivity improvements throughout the Company and an improved product mix.

Marketing, general and administrative expense, as a percent of sales, declined to 24.0 percent for the first six months of 1994 compared to 24.5 percent for the first six months of 1993. The decrease was primarily attributable to cost reduction efforts throughout the Company on increased sales.

Interest expense, as a percent of sales, was 1.7 percent for the year compared to 1.5 percent during the corresponding period of the prior year. The increase was primarily due to higher interest expense in Brazil.

Income before taxes, as a percent of sales, was 6.1 percent for the first six months of 1994 compared to 5.4 percent for the first six months of 1993. The increase was primarily due to improved gross profit margins and lower operating expenses as a percent of sales. The year-to-date effective tax rate was 37 percent for 1994 and 1993.

Net income was $53.1 million, or $.95 per share, for the first six months of 1994 compared to $46.1 million, or $.79 per share, for the first six months of 1993. Excluding the effect of accounting changes, net income for the first six months of 1993 was $45.0 million, or $.77 per share.

The pressure-sensitive adhesives and materials sector reported increased sales and significantly improved profitability for the first six months of 1994 compared to 1993. The U.S. operations reported solid sales and profitability improvements primarily due to unit volume and revenue growth as a result of new products, improved economic conditions in major markets and cost reduction programs. Solid sales growth for the foreign materials businesses was offset by the effects of foreign currency translation. Productivity improvements and cost reduction programs resulted in significant profitability increases for the foreign operations.

The office products sector reported a modest growth in sales and flat profitability for the six months ended July 2, 1994 compared to the prior year. In the United States, sales and profitability increased primarily due to successful new product introductions, an improved product mix and lower operating costs as a percent of sales. Profitability improved at the U.S. operations despite significantly lower LIFO benefits in 1994 compared to 1993 and costs related to the divestiture of a non-core business unit. The European office product businesses reported significantly lower sales due primarily to the weak French economy and the effects of non-core product pruning. Profitability decreased primarily due to lower sales and the cost of on-going restructuring programs, including the shut down of a non-core business. The impact on profitability was partially offset by cost reduction actions.

The converted products sector reported significant profitability improvements on flat sales for the first six months of 1994 compared to 1993. Profitability increased despite significantly lower LIFO benefits in 1994 compared to 1993. The Soabar and Fastener businesses reported a modest increase in sales due to volume growth which was partially offset by the effects of product pruning.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:  Six Months Year-To-Date (Continued)
- - -----------------------------------------------------------

Profitability was up significantly primarily due to the elimination of unprofitable product lines and cost reduction actions. The international converting businesses reported a decline in sales due to the negative effects of foreign currency translation and product pruning, but increased profitability through cost reduction programs. The U.S. label businesses reported a modest increase in sales and profitability primarily due to increased sales to the automotive and durable goods markets and cost reduction actions.

                          PART II.  OTHER INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
- - ------------------------------------------------------------

The registrant held its annual stockholders' meeting on April 28, 1994. The stockholders voted to re-elect four directors to the Board of Directors as follows:

                                                      Number of Shares Voted/1/
                                                     --------------------------
                                                          For         Withheld
                                                     -----------      --------
Charles D. Miller                                     47,476,946      543,770
Sidney R. Petersen                                    47,498,146      522,570
John C. Argue                                         47,498,808      521,908
John B. Slaughter                                     47,476,433      544,283


/1/ There were no abstentions or shares otherwise not voted by brokers.

The results of the voting on the following additional items were as follows:

                                                                                                            Broker
                                                                      For          Opposed     Abstained   Non-Votes
                                                                  ----------      ---------   ----------   ---------
Amendments to the 1990 Stock Option and
  Incentive Plan for Key Employees                                38,424,930      9,084,323     474,475       36,988
Senior Executive Incentive Compensation Plan                      43,244,937      2,866,789   1,849,979       64,011
Amended and Restated Key Executive Long-
  Term Incentive Plan                                             44,075,140      2,078,563   1,862,503        4,510


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

a.  Exhibits:  12 - Computation of Ratio of Earnings to Fixed Charges

b.  Reports on Form 8-K:  None.

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


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                            (Registrant)



                                    /s/ R. Gregory Jenkins
                                    ------------------------------------
                                    R. Gregory Jenkins
                                    Senior Vice President - Finance
                                      and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Thomas E. Miller
                                    -------------------------------------
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)

                                    August 11, 1994