Form 10-Q
period 1994-10-01
AVERY DENNISON CORPORATION
filed 1994-11-10
CIK 8818

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                        _______________________________



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 1, 1994
                                    ---------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------


                         COMMISSION FILE NUMBER 1-7685

                          AVERY DENNISON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



      DELAWARE                                                        95-1492269
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



150 NORTH ORANGE GROVE BOULEVARD, PASADENA, CALIFORNIA                    91103
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (818) 304-2000


   Indicate by a check  X   whether the registrant (1) has filed all reports
                      -----
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes   X    No
                                                -----    -----

   Number of shares of $1 par value common stock outstanding as of October 28, 1994: 55,006,213

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                              ------------------


                                                          Page No.
                                                          --------
Part I.   Financial Information (Unaudited):

Financial Statements:

          Condensed Consolidated Balance Sheet
             October 1, 1994 and January 1, 1994            3

          Consolidated Statement of Income
             Three and Nine Months Ended October 1, 1994
             and October 2, 1993                            4

          Condensed Consolidated Statement of Cash Flows
             Nine Months Ended October 1, 1994
             and October 2, 1993                            5

          Notes to Consolidated Financial Statements        6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       8



Part II.  Other Information:

Exhibits and Reports on Form 8-K                           12

Signatures                                                 13

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                               October 1, 1994   January 1, 1994
                                                              -----------------  ----------------
ASSETS
- - - ------
Current assets:
 Cash and cash equivalents                                        $    3.4          $    5.8
 Trade accounts receivable                                           419.7             356.7
 Inventories                                                         211.8             184.1
 Prepaid expenses                                                     16.6              13.5
 Deferred taxes and other current assets                              60.0              54.5
                                                              ------------       -----------
   Total current assets                                              711.5             614.6

Property, plant and equipment, at cost                             1,522.8           1,412.7
Accumulated depreciation                                            (715.4)           (654.2)
                                                              ------------       -----------
                                                                     807.4             758.5
Intangibles resulting from business acquisitions, net                129.4             129.2
Other assets                                                         133.3             136.7
                                                              ------------       -----------
                                                                  $1,781.6          $1,639.0
                                                              ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - - ------------------------------------
Current liabilities:
 Short-term debt and current portion of long-term debt            $   63.2          $   86.5
 Accounts payable                                                    146.1             140.8
 Accrued liabilities                                                 302.7             245.7
                                                              ------------        ----------
   Total current liabilities                                         512.0             473.0

Long term debt                                                       364.5             311.0
Deferred taxes and other long-term liabilities                       147.4             135.9
Shareholders' equity:
 Common stock - $1 par value:
   Authorized - 200,000,000 shares; Issued - 62,063,312
   shares at October 1, 1994 and January 1, 1994                      62.1              62.1
 Capital in excess of par value                                      192.0             194.4
 Retained earnings                                                   739.5             698.9
 Cumulative foreign currency translation adjustment                   19.8             (10.1)
 Cost of unallocated ESOP shares                                     (52.7)            (53.2)
 Minimum pension liability                                            (8.9)             (8.9)
 Treasury stock at cost, 6,801,797 shares at October 1,
    1994 and 5,869,683 shares at January 1, 1994                    (194.1)           (164.1)
                                                              ------------        ----------
    Total shareholders' equity                                       757.7             719.1
                                                              ------------        ----------
                                                                  $1,781.6          $1,639.0
                                                              ============        ===========

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                             Three Months Ended                    Nine Months Ended
                                   ------------------------------------  ------------------------------------
                                    October 1, 1994    October 2, 1993    October 1, 1994    October 2, 1993
                                   -----------------  -----------------  -----------------  -----------------
Net Sales                                    $733.7             $638.1           $2,120.0         $1,966.8

Cost of products sold                         501.1              439.2            1,447.2          1,350.7
                                   -----------------  -----------------  -----------------  --------------
Gross profit                                  232.6              198.9              672.8            616.1

Marketing, general and
  administrative expense                      179.3              157.0              511.8            482.6
                                   -----------------  -----------------  -----------------  --------------
Operating profit                               53.3               41.9              161.0            133.5

Interest expense                                9.7               11.7               33.1             31.9
                                   -----------------  -----------------  -----------------  --------------
Income before taxes on income                  43.6               30.2              127.9            101.6

Taxes on income                                15.8               11.2               47.0             37.6
                                   -----------------  -----------------  -----------------  --------------
Income before cumulative effect
     of changes in accounting
     principles                                27.8               19.0               80.9             64.0

Cumulative effect of changes in
     accounting principles                       --                 --                 --              1.1
                                   -----------------  -----------------  -----------------  --------------

Net income                                    $27.8              $19.0              $80.9            $65.1

                                   =================  =================  =================  ==============
Weighted average number of
  common shares outstanding                    55.4               57.8               55.9             58.3
                                   =================  =================  =================  ==============

PER COMMON SHARE AMOUNTS:

Income before cumulative effect
     of changes in accounting
     principles                               $0.50              $0.33              $1.45            $1.10

Cumulative effect of changes in
     accounting principles                       --                 --                 --             0.02
                                   -----------------  -----------------  -----------------  --------------


Net income                                    $0.50              $0.33              $1.45            $1.12
                                   =================  =================  =================  ==============


Dividends                                     $0.24              $0.22              $0.72            $0.66
                                   =================  =================  =================  ==============

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                          ------------------------------------
                                                           October 1, 1994     October 2, 1993
                                                          -----------------   ----------------
OPERATING ACTIVITIES:
- - - ---------------------
Net income                                                          $80.9             $65.1
Depreciation                                                         64.3              60.9
Amortization                                                         10.6               7.9
Deferred taxes and other long-term liabilities                       19.4             (10.8)
Cumulative effect of changes in accounting
 principles                                                            --              (1.1)
Net change in assets and liabilities net of
 the effect of foreign currency translation  and
 divested operations                                                (33.6)             19.8
                                                          -----------------   -------------

Net cash provided by operating activities                           141.6             141.8
                                                          -----------------   -------------

INVESTING ACTIVITIES:
- - - ---------------------
Purchase of property, plant and
 equipment                                                         (100.6)            (66.4)
Proceeds from sale of assets and business
 divestitures                                                        11.8               4.5
Other                                                                 2.4              (7.8)
                                                          -----------------   -------------

Net cash used in investing activities                               (86.4)            (69.7)
                                                          -----------------  --------------

FINANCING ACTIVITIES:
- - - ---------------------
Net increase in debt                                                 26.0              10.5
Dividends paid                                                      (40.2)            (38.5)
Purchase of treasury stock                                          (43.6)            (47.3)
                                                          -----------------  --------------

Net cash used by financing activities                               (57.8)            (75.3)
                                                          -----------------  --------------
Effect of foreign currency
 translation on cash balances                                          .2                --
                                                          -----------------  --------------

Decrease in cash and cash equivalents                                (2.4)             (3.2)
                                                          -----------------  --------------
Cash and cash equivalents,
 beginning of period                                                  5.8               3.9
                                                          -----------------  --------------

Cash and cash equivalents, end of period                             $3.4              $0.7
                                                          =================  ==============

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

     The third quarters of 1994 and 1993 consisted of thirteen-week periods ending October 1, 1994 and October 2, 1993, respectively. The interim results of operations are not necessarily indicative of future financial results.


2.   FOREIGN CURRENCY TRANSLATION

     Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during the three and nine months ended October 1, 1994 and October 2, 1993 resulted in a gain of $.4 million and a loss of $.4 million, respectively, during 1994 and losses of $.2 million and $2.1 million, respectively, during 1993.


3.   INVENTORIES

     Inventories consisted of (in millions):

                    October 1, 1994   January 1, 1994
                    ----------------  ----------------
Raw materials                $ 80.1            $ 75.7
Work in progress               53.7              43.2
Finished goods                114.1             101.9
LIFO adjustment               (36.1)            (36.7)
                    ----------------  ----------------
                             $211.8            $184.1
                    ================  ================

     Certain inventories were reduced in 1993 resulting in the liquidation of LIFO inventory. The effect was to reduce cost of products sold by approximately $3.5 million and $7.0 million for the three and nine months ended October 2, 1993, respectively. The liquidation of LIFO inventory was not significant for the three and nine months ended October 1, 1994.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



4.   INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

     Accumulated amortization of intangible assets at October 1, 1994 and January 1, 1994 was $34.7 million and $30.4 million, respectively.


5.   RESEARCH AND DEVELOPMENT

     Research and development expense for the three and nine months ended October 1, 1994 and October 2, 1993, was $12.1 million and $35.9 million, respectively, during 1994 and $10.7 million and $34.8 million, respectively, during 1993.


6.   CHANGES IN ACCOUNTING PRINCIPLES

     During the first quarter of 1993, the Company adopted three accounting standards issued by the Financial Accounting Standards Board which had a one-time cumulative effect on net income of (in millions):

                                                          Income
                                                         (Expense)
                                                         --------
Accounting for Income Taxes (SFAS No. 109)                 $ 16.3
Accounting for Postretirement Benefits (SFAS No. 106)       (14.2)
Accounting for Postemployment Benefits (SFAS No. 112)       ( 1.0)
                                                         --------

Increase in Net Income                                     $  1.1
                                                         ========

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition
- - - -------------------

During the first nine months of 1994, total debt increased $30.2 million to $427.7 million. Total debt to total capital was 36.1 percent at October 1, 1994 and 35.6 percent at year end 1993.

During the first quarter of 1994, the Company registered with the Securities and Exchange Commission $100 million in principal amount of medium-term notes. As of the third quarter, all of the notes had been issued in increments of $500,000 to $10.0 million. The medium-term notes have an average interest rate of 7.7 percent and maturities from August 2002 through August 2004.

Average working capital, excluding short-term debt, as a percentage of sales decreased to 10.0 percent compared to 12.1 percent in the third quarter of 1993. The decrease was primarily due to higher sales, improvement in inventory turnover and days sales outstanding in accounts receivable, and an increase in accrued liabilities. Average inventory turnover for the quarter ended October 1, 1994 was 9.5 compared to 9.0 in the corresponding period of the prior year; the average number of days sales outstanding in accounts receivable was 56 days for the third quarter of 1994 compared to 59 days in the third quarter of 1993.

Net cash provided by operating activities during the first nine months of 1994 was $141.6 million compared to $141.8 million in the corresponding period of 1993. In addition to cash flow from operations, the Company has more than adequate financing arrangements available to conduct its business.

Capital spending for the third quarter was $48.0 million compared to $28.0 million a year ago. For the nine months, capital spending totalled $100.6 million compared to $66.4 million for the first nine months of 1993, primarily due to increased spending in the pressure-sensitive adhesives and materials businesses. Total capital spending for 1994 is expected to be between $140 and $150 million.

Shareholders' equity increased to $757.7 million from $719.1 million at year end 1993. In October 1994, the Board of Directors increased the quarterly dividend by $.03 per share to $.27 per share. During the third quarter of 1994, the Company repurchased 713,000 shares at a cost of $23 million. For the first nine months, 1.4 million shares were repurchased for $43.6 million. The cost of treasury stock held, net of shares reissued under the Company's stock option and incentive plans, increased $30.0 million to $194.1 million at October 1, 1994 from year end 1993.


Results of Operations:  For the Quarter
- - - ---------------------------------------

Sales for the third quarter of 1994 were up 15 percent compared to the corresponding period of 1993. Excluding the impact of foreign currency translation, sales increased 13 percent.

The gross profit margin for the quarter was 31.7 percent compared to 31.2 percent for the third quarter of 1993. The gross profit margin increased despite higher raw material costs and the absence of benefits from LIFO inventory reductions in the third quarter of 1994 compared to the same period a year ago. The improved gross profit margin was primarily due to productivity improvements throughout the Company, pricing actions and an improved product mix on increased sales.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  For the Quarter (Continued)
- - - ---------------------------------------------------

Marketing, general and administrative expense, as a percent of sales, declined to 24.4 percent for the third quarter of 1994, compared to 24.6 percent for the third quarter of 1993. The decrease was primarily attributable to cost reduction efforts throughout the Company on increased sales.

Interest expense, as a percent of sales, was 1.3 percent compared to 1.8 percent during the third quarter of 1993. The decrease was primarily due to a decline in interest expense in Brazil due to lower inflation.

Income before taxes, as a percent of sales, was 5.9 percent for the current quarter and 4.7 percent for the third quarter of 1993. The increase was due to improved gross profit margins, lower operating expenses as a percent of sales and lower interest expense. The effective tax rate for the quarter was 36.2 percent compared to 37.1 percent for the third quarter of 1993. The lower tax rate was primarily due to the utilization of net operating loss carry forwards from foreign operations.

Net income was $27.8 million, or $.50 per share, compared to $19.0 million, or $.33 per share, for the third quarter of 1993. Improvements for the quarter were primarily a result of increased sales and improved gross profit margins.

The pressure-sensitive adhesives and materials sector reported significant sales and profitability improvements over the corresponding period of the prior year. Both the U.S. and European materials businesses reported significant sales and profitability increases for the quarter. The increases in the U.S. were primarily due to unit volume and revenue growth as a result of new products and improved economic conditions in major markets. The European operations benefitted from improved economic conditions, pricing actions, productivity improvements and cost reduction programs.

The office products sector reported solid sales growth for the quarter. Profitability also increased despite higher costs related to the consolidations of distribution warehouses and sales forces in the U.S., and the absence of benefits from LIFO inventory reductions in 1994 compared to 1993. Solid sales and profitability growth for the U.S. businesses was primarily due to new product introductions, the impact from successful promotional programs and an improved product mix. The European businesses reported higher sales and profitability for the quarter due to increased volume growth for certain product lines, an improved product mix and cost reduction actions.

The converted products sector reported significant sales and profitability improvements compared to the third quarter of 1993. Profitability increased despite higher restructuring costs and the absence of benefits from LIFO inventory reductions in 1994 compared to 1993. The Soabar and Fastener businesses reported significant sales and profitability increases due to improving retail and apparel markets, new products and lower operating expenses as a result of cost reduction programs. The international converting businesses reported increased sales and profitability due to improved economic conditions, the elimination of unprofitable lines of business and cost reduction actions. The U.S. label businesses reported significantly improved sales and profitability due to the automotive and consumer goods markets and lower operating expenses as a percent of sales.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:  Nine Months Year-To-Date
- - - ------------------------------------------------

Sales for the first nine months of 1994 were up 8 percent compared to the corresponding period of 1993. Excluding the impact of changes in foreign currency translation, sales increased 9 percent.

The gross profit margin for the first nine months was 31.7 percent compared to
31.3 percent for the first nine months of 1993. The improved gross profit margin was primarily due to productivity improvements throughout the Company and an improved product mix on increased sales. The gross profit margin increased despite significantly lower LIFO benefits in 1994 compared to 1993. No LIFO benefits are expected overall for 1994. Raw material price increases did not materially impact the gross profit margin for the first nine months. However, additional raw material price increases are anticipated for the fourth quarter and appropriate pricing actions are planned to mitigate the impact of these increases.

Marketing, general and administrative expense, as a percent of sales, declined to 24.1 percent for the first nine months of 1994 compared to 24.5 percent for the first nine months of 1993. The decrease was primarily attributable to cost reduction efforts throughout the Company on increased sales.

Interest expense, as a percent of sales, was 1.6 percent for 1994 and 1993. The favorable impact of increased sales in 1994 was offset by higher interest expense in Brazil earlier this year.

Income before taxes, as a percent of sales, was 6.0 percent for the first nine months of 1994 compared to 5.2 percent for the first nine months of 1993. The increase was primarily due to improved gross profit margins and lower operating expenses as a percent of sales. The year-to-date effective tax rate was 36.7 percent for 1994 and 37 percent for 1993. The lower tax rate was primarily due to the utilization of net operating loss carryforwards from foreign operations.

Net income was $80.9 million, or $1.45 per share, for the first nine months of 1994 compared to $65.1 million, or $1.12 per share, for the first nine months of 1993. Excluding the effect of accounting changes, net income for the first nine months of 1993 was $64.0 million, or $1.10 per share.

The pressure-sensitive adhesives and materials sector reported significant sales and profitability improvements for the first nine months of 1994 compared to 1993. The U.S. operations reported significant sales and profitability improvements primarily due to unit volume and revenue growth as a result of new products, improved economic conditions in major markets and cost reduction programs. Improved economic conditions, pricing actions and volume growth led to a solid sales increase for the European operations. The sales growth, coupled with productivity improvements and cost reduction programs, resulted in significant profitability increases for the foreign operations.

The office products sector reported a modest growth in sales and profitability for the nine months ended October 1, 1994 compared to the prior year. In the U.S., sales and profitability increased primarily as a result of successful new product introductions and promotional programs, an improved product mix and lower operating costs as a percent of sales. Profitability improved modestly at the U.S. operations despite significantly lower LIFO benefits in 1994 compared to 1993, costs related to the divestiture of a non-core business unit and higher costs related to the consolidations of distribution warehouses and sales forces. The European office product businesses reported significantly lower sales and profitability

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:  Nine Months Year-To-Date (Continued)
- - - ------------------------------------------------------------

due primarily to the weak French economy earlier this year, the effects of non-core product pruning and the cost of on-going restructuring programs, including the shut down of a non-core business.

The converted products sector reported significant profitability improvements on modest sales growth for the first nine months of 1994 compared to 1993. Profitability increased despite higher restructuring costs and significantly lower LIFO benefits in 1994 compared to 1993. The Soabar and Fastener businesses reported an increase in sales due to improving retail and apparel markets and new products which were partially offset by the effects of product pruning. Profitability was up significantly primarily due to increased sales, coupled with the elimination of unprofitable product lines and lower operating expenses as a result of cost reduction actions. The international converting businesses reported flat sales but increased profitability through cost reduction programs and the elimination of unprofitable lines of business. The U.S. label businesses reported a solid increase in sales and significant profitability gains due primarily to increased sales to the automotive and durable and consumer goods markets and lower operating expenses as a percent of sales.

                          PART II.  OTHER INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - -----------------------------------------

a. None.

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended October 1, 1994.

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


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                            (Registrant)



                                            /s/ R. Gregory Jenkins
                                    ------------------------------------
                                    R. Gregory Jenkins
                                    Senior Vice President - Finance
                                      and Chief Financial Officer
                                    (Principle Financial Officer)



                                            /s/ Thomas E. Miller
                                    -------------------------------------
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)

                                    November 10, 1994