Form 10-K
AVERY DENNISON CORPORATION
filed 1995-03-30
CIK 8818

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  For the transition period from                      to
                                 --------------------    --------------------

  COMMISSION FILE NUMBER 1-7685

                           AVERY DENNISON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               95-1492269
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
             incorporation
            or organization)

   150 NORTH ORANGE GROVE BOULEVARD,                     91103
          PASADENA, CALIFORNIA                         (Zip Code)
    (Address of principal executive
                offices)

Registrant's telephone number, including area code (818) 304-2000
Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                          REGISTERED
       --------------------------            ------------------------------
       Common stock, $1 par value               New York Stock Exchange
                                                 Pacific Stock Exchange

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
                                              ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates as of February 24, 1995, was approximately $1,845,860,130.

  Number of shares of common stock, $1 par value, outstanding as of February 24, 1995: 53,345,232.

  The following documents are incorporated by reference into the Parts of this report below indicated:

                DOCUMENT                    INCORPORATED BY REFERENCE INTO:
   -------------------------------------    ------------------------------

   Annual Report to Shareholders for                  PARTS I, II
    fiscal year ended December 31, 1994
    (the "1994 Annual Report")
   Definitive Proxy Statement for Annual             PARTS III, IV
    Meeting of Stockholders to be held
    April 27, 1995 (the "1995 Proxy
    Statement")

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

  The principal business of Registrant and its subsidiaries (Registrant and its subsidiaries are sometimes hereinafter referred to as the "Company") is the production of self-adhesive materials. Some are "converted" into labels and other products through embossing, printing, stamping and die-cutting, and some are sold in unconverted form as base materials, tapes and reflective sheeting. The Company also manufactures and sells a variety of office products and other items not involving pressure-sensitive components, such as notebooks, three-ring binders, organizing systems, felt-tip markers, glues, fasteners, business forms, tickets, tags, and a diversified line of labeling systems and imprinting equipment.

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

  International operations, principally in Western Europe, constitute a significant portion of the Company's business. In addition, the Company is currently expanding operations in Asia Pacific and Latin America. Aside from certain risks normally attending international operations, such as currency fluctuation, exchange control regulations and the effect of international relations and domestic affairs of non-U.S. countries on the conduct of business, the nature of these operations and the countries in which they are conducted are such as to present no business risks which would have a material adverse effect on the Company.

  The Company manufactures and sells its products from 200 manufacturing facilities and sales offices located in 27 countries, and employs a total of approximately 15,400 persons worldwide.

  No material part of the Company's business is dependent upon a single customer or a few customers and the loss of a particular customer or a few customers would not have a material adverse effect on the Company's business. However, sales of the Company's U.S. office products sector are increasingly concentrated in a few major customers, principally discount office products superstores and distributors. United States export sales are an insignificant part of the Company's business. Backlogs are not considered material in the industries in which the Company competes.

  The Company's business is separated into three principal industry sectors-- Pressure-Sensitive Adhesives and Materials, Office Products, and Converted Products (formerly Product Identification and Control Systems). The Company's operations within each of these three sectors are further divided organizationally into various groups, each consisting of divisions which manufacture products similar in nature or sell to similar markets.

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS SECTOR

  These units manufacture and sell Fasson- and Avery-brand pressure-sensitive base materials generally in unconverted form, and include Materials North America, European Operations, Automotive and Graphic Systems, Specialty Tape Divisions and Chemical Divisions. Base materials consist primarily of papers, fabrics, plastic films and metal foils which are primed and coated with Company-developed and purchased adhesives and laminated with specially coated backing papers and films for protection. They can be sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. The business of these units is not seasonal.

  Materials North America (including units in Canada, Mexico, South America, Australia and Asia Pacific) and European Operations (including a unit in South Africa) manufacture and sell a wide range of pressure-sensitive coated papers, films and foils, in roll and sheet form, to label printers, converters and merchant distributors for labeling, decorating, fastening, electronic data processing and special applications, and also provide paper and film stock for use in a variety of industrial, commercial and consumer applications. Certain units also manufacture and sell proprietary film face stocks and specialty insulation paper.

  Automotive and Graphic Systems units manufacture and sell a variety of films and other products to the worldwide automotive, architectural, printing and graphics markets. These units sell durable cast and reflective films to the construction, fleet transportation, sign and industrial equipment markets, and retroreflective films for government and traffic applications. In converted form, these products and the Company's Dry Paint products, including Avloy and Avcoat, are supplied to automotive original equipment manufacturers. In addition, these units sell specialty print-receptive films to the industrial label and office products markets, metallic dispersion products to the packaging industry and proprietary woodgrain film laminates for housing exteriors.

  The Specialty Tape Divisions sell specialty tapes and bonding materials to industrial and medical converters and original equipment manufacturers, and to disposable-diaper producers throughout the world. Major products include single- and double-coated adhesive films, foils and foams, transfer tapes, specialty adhesives and release tapes.

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

OFFICE PRODUCTS SECTOR

  Office products units manufacture stock products which are sold primarily through office products wholesalers and dealers, through mass market channels of distribution, and through discount office products superstores. The business of these units is not seasonal, except for certain stationery products sold through various channels during the back-to-school selling season.

  Office products units in North America and Europe manufacture and sell a wide range of products for home, school and office uses, including pressure-sensitive labels, laser and ink-jet printer labels and software, binders, dividers, presentation and organizing systems (including indexing and tabbing guides), adhesive products, marking devices and numerous other office products. These units produce the Avery-brand line of stock self-adhesive products, including copier, laser and ink-jet labels and related software; laser-printer card and index products; unprinted labels; correction tape; file folder, color-coding and data-processing labels; notebooks; notebook and presentation dividers; three-ring binders; sheet protectors; and various vinyl and heat-sealed products. These operations also manufacture and sell a wide range of stationery products, including felt-tip markers, adhesives and specialty products under brand names such as Avery, Marks-A-Lot, Carter's and HI-LITER, and accounting products, note pads and business forms under the Avery and National brand names.

  Office products units in the United Kingdom also manufacture and distribute office products and accessories including plastic and metal desk and office accessories, computer storage units, filing racks and cabinets, organizers, index systems and related items, and a wide range of manila files, folders and wallets, lever arch files, suspension files and project covers under the Avery Myers and Avery Guidex brand names. Office products units in France produce a line of Doret- and Cheval-brand binder and document protection products.

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

CONVERTED PRODUCTS SECTOR (FORMERLY PRODUCT IDENTIFICATION AND CONTROL SYSTEMS)

  Converted products units manufacture and sell a wide range of converted products including labels, tags, fasteners and automated labeling and imprinting equipment to a wide variety of customers for industrial and retail applications. They include European Operations, the Label Divisions North America and the Soabar Products and Fastener Divisions. Converted products include pressure-sensitive base materials, and paper or plastic film which are converted into labels and other products by embossing, printing, stamping and die-cutting. These products are sold by units in this sector directly to manufacturers and packagers, as well as through international subsidiaries, distributors and licensees. The business of these units is not seasonal.

  The European Operations group manufactures and sells a wide range of custom pressure-sensitive labels for functional, decorative and information purposes, and automated label application and imprinting machines to the automotive, pharmaceutical, cosmetic, durable goods and consumer packaged goods markets. The group also produces and sells a line of stock self-adhesive products, including copier, laser and ink-jet labels, unprinted labels, file folder labels, color coding labels and data processing labels. Its products are sold by subsidiaries located in Western Europe. This group also furnishes production, merchandising and technical information to independent licensees operating in several foreign countries to assist them in converting self-adhesive base materials, and in selling a product line similar to that of the group's subsidiaries.

  The Label Divisions North America produce custom pressure-sensitive, heat-transfer and in-mold film labels and automated label application machinery for the automotive, durable goods, cosmetics, pharmaceutical and consumer packaged goods industries. Custom pressure-sensitive products similar to those sold by the European Operations units are sold directly to a wide range of industrial users in similar markets in North America, and custom pressure-sensitive labels and specialty forms/label combination products are sold to the electronic data processing market, primarily in North America. Self-adhesive stamps are also produced for the U.S. and international postal services.

  Soabar Products and Fastener Divisions design, fabricate and sell a wide variety of tags and labels and an established line of machines for imprinting, dispensing and attaching preprinted roll tags and labels. The machine products are designed for use with tags as a complete system. These units also design, assemble and sell integrated shipping and receiving systems. Principal markets include apparel, retail and industrial companies for identification, tracking and control applications principally in North America, Europe and Asia Pacific. The Fastener Division produces plastic tying and attaching products for retail and industrial users. Products are sold directly to end users and internationally through subsidiaries, as well as through distributors and licensees in non-U.S. countries.

  These business units usually occupy a strong position in most markets in which they compete, although many face strong local competition. The Company believes that its diverse technical foundation, including a significant range of electronic imprinting and data control systems, high speed printers, automatic labeling systems and fastening devices are probably the most important factors in developing and maintaining the various units' competitive position.

ASIA PACIFIC GROUP

  The Asia Pacific Group was created in 1994 to strengthen and expand the Company's presence in the Asia Pacific region. Divisions in the Group are included in the three industry sectors described above for financial reporting purposes. Included in the Group are Fasson Australia, which manufactures and sells pressure-sensitive base materials in Australia and New Zealand; Soabar Ticketing Services Division Hong Kong, which produces and sells promotional and price marking bar-coded tags and labels for the Asian garment industry; Avery Dennison Australia, which manufactures office product labels, variable-information printed labels and Therimage-brand decorating systems for distribution in the Asia Pacific region; and Avery Korea, which manufactures and distributes pressure-sensitive base materials principally in Korea. Also included in the Asia Pacific Group are organizations for the distribution of fasteners, base materials and office products in Southeast Asia and Japan. The Company is also constructing a base materials manufacturing plant, located near Shanghai, China, which is expected to begin production in the second half of 1995.

RESEARCH AND DEVELOPMENT

  Many of the Company's current products are the result of its own research and development efforts. The Company expended $49.1 million, $45.5 million and $46.7 million in 1994, 1993 and 1992, respectively, on research related activities by operating units and the Avery Research Center (the "Research Center"), located in Pasadena, California. A substantial amount of the Company's research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to two or more of the Company's industry sectors, and cannot readily be allocated among such sectors. In addition, many such expenditures are for products and projects at a relatively early stage of development, and the sector in which they will be utilized cannot be determined at the time the expenditures are made. However, research and development expenditures which can be identified by Company industry sectors are approximately proportional to the percentages of Company sales represented by each such sector.

  The operating units' research efforts are directed primarily toward developing new products and processing techniques and improving product performance, often in close association with customers. The Research Center supports the units' product development work, and focuses closely on basic research and development in new adhesives, materials and coating processes. Research and development generally focuses on projects affecting more than one industry sector in such areas as printing and coating technologies, and adhesive, release, coating and ink chemistries.

  The loss of any of the Company's individual patents, trademarks or licenses, or any group of related patents, trademarks or licenses, would not be material to the business of the Company taken as a whole, nor to any of the Company's three industry sectors, except those referred to above.

THREE YEAR SUMMARY OF SECTOR INFORMATION

  The Business Sector Information attributable to the Company's operations for the three years ended December 31, 1994, which appears in Note 9 of Notes to Consolidated Financial Statements on pages 46 and 47 of the 1994 Annual Report, is incorporated herein by reference.

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

  Major research efforts have been directed toward development of new adhesives and solvent-free adhesive processing systems. Emulsion and hot-melt adhesives and solventless silicone systems have been installed at the Company's Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; Rancho Cucamonga, California; Rodange, Luxembourg; Turnhout, Belgium; Hazerswoude, Holland; and Cramlington, England facilities, as well as other plants in the United States, Australia, Brazil, France, Germany, Korea and Mexico.

  The Company does not believe that the costs of complying with applicable laws enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or competitive position of the Company.

  For information regarding the Company's potential responsibility for cleanup costs at certain hazardous waste sites, see "Legal Proceedings" (Part I, Item
3) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7).

ITEM 2. PROPERTIES

  The Company operates 27 principal manufacturing facilities ranging in size from approximately 100,000 square feet to approximately 370,000 square feet and totaling over 5 million square feet. The following sets forth the locations of such principal facilities and the business sectors for which they are presently used:

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS SECTOR

  Domestic--Painesville and Fairport, Ohio; Peachtree City, Georgia;
            Quakertown, Pennsylvania; Rancho Cucamonga, California; Greenfield, Fort Wayne and Schererville, Indiana.

  Foreign--Hazerswoude, Holland; Cramlington, England; Champ-sur-Drac, France;
           Turnhout, Belgium; Ajax, Canada; and Rodange, Luxembourg.

OFFICE PRODUCTS SECTOR

  Domestic--Torrance, California; Gainesville, Georgia; Rochelle and Rolling
            Meadows, Illinois; Chicopee and Springfield, Massachusetts; Meridian, Mississippi; and Crossville, Tennessee.

  Foreign--Bowmanville, Canada; and La Monnerie and Troyes, France.

CONVERTED PRODUCTS SECTOR

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

  All of the buildings comprising the facilities identified above were constructed after 1954 except parts of the Framingham, Massachusetts plant and office complex, construction of the first portion of which was completed in 1893 and which has been enlarged on several occasions thereafter; and the West Midlands, England plant building which was constructed in 1938. All buildings owned or leased are well maintained and of sound construction, and are considered suitable and adequate for the Company's presently foreseeable needs, although the Company intends to expand capacity to meet future increased demand. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except for mortgage liens against the Meridian, Mississippi; La Monnerie and Troyes, France and Turnhout, Belgium plants and three other facilities not listed separately above.

ITEM 3. LEGAL PROCEEDINGS

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency ("EPA") and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") for past and future cleanup costs at hazardous waste sites. The Company has been designated by the EPA and/or other responsible state agencies as a PRP at sixteen waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. Litigation has been initiated by a governmental authority with respect to three of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRP's at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company has accrued liabilities for all sites where it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued.

  The Registrant and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of their business. In the opinion of the Company's management, the resolution of these matters will not materially affect the financial position, results of operations or liquidity of the Company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT*

                              SERVED AS         FORMER POSITIONS AND
         NAME           AGE OFFICER SINCE      OFFICES WITH REGISTRANT
         ----           --- -------------      -----------------------
Charles D. Miller       67  May 1965       1964-1983 Various positions of
 Chairman and Chief                                  increasing
 Executive Officer                                   responsibility
 (Also Director of
 Registrant)

Philip M. Neal          54  January 1974   1974-1990 Various positions of
 President and Chief                                 increasing
 Operating Officer                                   responsibility
 (Also Director of                         1990      Executive Vice President
 Registrant)

R. Gregory Jenkins      58  July 1981      1974-1988 Various positions of
 Senior Vice President,                              increasing
 Finance                                             responsibility
 and Chief Financial
 Officer

Alan J. Gotcher         45  November 1984  1984-1990 Vice President, Corporate
 Senior Vice President,                              Research
 Manufacturing and
 Technology

--------
  *All officers are elected to serve a one year term and until their successors are elected and qualify.

                              SERVED AS            FORMER POSITIONS AND
         NAME           AGE OFFICER SINCE         OFFICES WITH REGISTRANT
         ----           --- -------------         -----------------------
Kim A. Caldwell         47  June 1990      1974-1985 Various positions of
 Senior Group Vice                                   increasing
 President,                                          responsibility
 Worldwide Materials                       1985-1990 Vice President and General
                                                     Mgr., Fasson Roll Div.
                                                     (U.S.)

Donald L. Thompson      54  October 1993   1973-1988 Various positions of
 Group Vice President,                               increasing
 Office Products                                     responsibility
                                           1988-1993 V.P. and General Manager,
                                                     Commercial Products
                                                     Division
                                           1993      V.P., Sales and Customer
                                                     Operations, North America

Geoffrey T. Martin      40  January 1994   1986-1988 Managing Director, Label
 Senior Vice President,                              Systems
 European Operations                       1988-1992 V.P. and General Manager,
                                                     Label Systems UK
                                                     and Ireland
                                           1992-1993 V.P., Office Products
                                                     Group Europe
                                           1993-1994 Group Vice President,
                                                     Converting and Office
                                                     Products Europe

James E. Shaw           63  February 1994  1986-1991 V.P. and General Manager,
 Group Vice President,                               Graphic Systems Division
 Automotive and                            1991-1994 V.P. and General Manager,
 Graphic Systems                                     Automotive and Graphic
                                                     Systems Divisions

Robert D. Fletcher      59  March 1976     1967-1988 Various positions of
 Group Vice President,                               increasing
 Asia Pacific                                        responsibility
                                           1988-1993 Group Vice President,
                                                     International Converting
                                                     Group

Bent Lindner            51  December 1991  1981-1989 General Manager,
 Vice President, Roll                                Label Systems, Denmark
 Materials                                 1989-1991 V.P., General Manager,
 and Converting Europe                               Label Systems (France)
                                           1991-1994 Group Vice President,
                                                     Materials Europe

Wayne H. Smith          53  June 1979                None
 Vice President and
 Treasurer

Gary A. McCue           58  November 1987  1987-1994 Vice President and
 Vice President,                                     Controller
 Strategic Value                           1994      Vice President, Corporate
 Development                                         Value Planning and
                                                     Development

--------
  *All officers are elected to serve a one year term and until their successors are elected and qualify.

                               SERVED AS            FORMER POSITIONS AND
          NAME           AGE OFFICER SINCE         OFFICES WITH REGISTRANT
          ----           --- -------------         -----------------------
Robert G. van            48  December 1981              None
Schoonenberg
 Vice President, General
 Counsel and Secretary

Diane B. Dixon           43  December 1985  1982-1985   Director of Communications
 Vice President,
 Corporate
 Communications

Thomas E. Miller         47  March 1994     1973-1989   Various positions of
 Vice President                                         increasing
 and Controller                                         responsibility
                                            1989-1990   Assistant Controller,
                                                        Business Operations
                                            1990-1993   Assistant Controller
                                            1993-1994   V.P. and Assistant
                                                        Controller

James L. Fletcher        53  June 1993      1988-1991   Senior Manufacturing
 Vice President,                                        Systems Consultant
 Customer                                   1991-1993   V.P., Customer Logistics
 Service and Logistics

Paul B. Germeraad        47  May 1991       **1989-1991 Director, Flexible
 Vice President and                                     Packaging Technical Group,
 Director, Corporate                                    James River Corporation
 Research

Johan J. Goemans         51  October 1992   1975-1984   Various positions of
 Vice President,                                        increasing
 Management                                             responsibility
 Information Systems                        1984-1990   Director of MIS, Materials
                                                        Group U.S.
                                            1991-1992   Director of Distribution
                                                        and Logistics, Fasson Roll
                                                        Division U.S.

Susan B. Garelli         43  October 1994   **1987-1991 V.P., Human Resources,
 Vice President,                                        Columbia Pictures
 Human Resources                                        Entertainment, Inc.
                                            **1991-1993 Senior V.P., Human
                                                        Resources and Corporate
                                                        Communications, JWP, Inc.
                                            **1993-1994 Consultant, JWP, Inc.

--------
  *All officers are elected to serve a one year term and until their successors are elected and qualify.
 **Business experience prior to service with Registrant.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information called for by this item appears on page 52 of Registrant's 1994 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Selected financial data for each of Registrant's last five fiscal years appears on pages 30 and 31 of Registrant's 1994 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                        1994     1993     1992
                                                      -------- -------- --------
                                                        (DOLLARS IN MILLIONS)
Net sales............................................ $2,856.7 $2,608.7 $2,622.9
Cost of products sold................................  1,948.9  1,790.6  1,784.7
                                                      -------- -------- --------
Gross profit.........................................    907.8    818.1    838.2
Marketing, general and administrative expense........    691.9    642.7    665.7
                                                      -------- -------- --------
Operating profit..................................... $  215.9 $  175.4 $  172.5
Gross profit margin as a percent of sales............     31.8     31.4     32.0
Operating profit as a percent of sales...............      7.6      6.7      6.6

  Sales increased to a record $2.86 billion in 1994, a 10 percent increase over 1993 sales of $2.61 billion. Changes in foreign currency had little effect on 1994 total year sales. Sales during 1993 reflected a decrease of less than 1 percent from 1992 sales of $2.62 billion. Excluding the impact of changes in foreign currency, 1993 sales increased 2 percent over 1992. Each of the Company's 1994, 1993 and 1992 fiscal years had 52 weeks.

  Gross profit margins for the years ended 1994, 1993 and 1992 were 31.8 percent, 31.4 percent and 32 percent, respectively. The improved gross profit margin during 1994 was primarily due to productivity improvements throughout the Company and an improved product mix on increased sales. The gross profit margin increased despite plant start-up costs for a number of large facilities, rising raw material prices for all business sectors and almost no benefit from the reduction of LIFO inventories in 1994, compared to a benefit of $11.4 million in 1993. No LIFO benefits are anticipated overall for 1995. Raw material price increases during 1994 did not materially impact gross profit margins since appropriate pricing actions were taken; additional pricing actions are planned for 1995 in anticipation of continuing raw material price increases for all business sectors. Gross margins in 1993 as compared to 1992 were negatively affected by lower average selling prices, increased promotional spending and incentives for the U.S. office products businesses, a $6.4 million reduction in benefits from the reduction of LIFO inventories and negative currency effects within Europe.

  Marketing, general and administrative expense as a percent of sales was 24.2 percent in 1994, 24.6 percent in 1993 and 25.4 percent in 1992. The improvement in 1994 was primarily attributable to cost reduction efforts throughout the Company on increased sales, and was achieved despite major investments in geographic expansion, business realignment and new product programs. The decrease in 1993 from 1992 was primarily due to companywide cost reduction efforts.

  As a result of the above, operating profit as a percent of sales during 1994 increased to 7.6 percent from 6.7 percent and 6.6 percent in 1993 and 1992, respectively. Interest expense as a percent of sales was 1.5 percent in 1994,
1.7 percent in 1993 and 1.6 percent in 1992. The decrease in 1994 was due to comparable interest expense on increased sales. The increase in interest expense during 1993 compared to 1992 was due to inflationary rates of interest in Brazil.

  Income before taxes, as a percent of sales, was 6.1 percent for 1994, 5.1 percent for 1993 and 5 percent in 1992. The increase in 1994 was primarily due to improved gross profit margins and lower operating expenses as a percent of sales. The effective tax rate was 36.7 percent in 1994, 37 percent in 1993 and
38.5 percent in 1992. The lower effective tax rate in 1994 was primarily due to the relative mix of U.S. and non-U.S. taxable income. The decrease in 1993 was primarily due to the composition of non-U.S. taxable income.

                                                              1994  1993  1992
                                                             ------ ----- -----
                                                               (IN MILLIONS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
Net income.................................................. $109.4 $84.4 $80.1
Net income per share........................................   1.97  1.46  1.33
Average shares outstanding..................................   55.6  58.0  60.4

  Net income increased 30 percent to $109.4 million in 1994 compared to $84.4 million in 1993, reflecting the Company's fourth consecutive year of improved profitability. Earnings per share reached a record high of $1.97 in 1994 compared to $1.46 in 1993, a 35 percent increase over the prior year. Excluding the effect of accounting changes, net income for 1993 was $83.3 million, or $1.44 per share. Net income was $80.1 million, or $1.33 per share, in 1992. Net income, as a percent of sales, was 3.8 percent, 3.2 percent and 3.1 percent in 1994, 1993 and 1992, respectively.

RESULTS OF OPERATIONS BY BUSINESS SECTOR
PRESSURE-SENSITIVE ADHESIVES AND MATERIALS

                                                        1994     1993     1992
                                                      -------- -------- --------
                                                            (IN MILLIONS)
Net sales............................................ $1,526.9 $1,336.9 $1,324.4
Income from operations before interest and taxes.....    150.7    126.4    113.0

  The pressure-sensitive adhesives and materials sector reported significant sales and profitability improvements for 1994 compared to 1993. The U.S. operations reported a significant sales increase due to improved economic conditions in major markets, and revenue and unit volume growth as a result of new products and pricing actions. Solid profitability improvement was primarily due to sales growth and cost reduction programs. Improved economic conditions, pricing actions, and volume growth led to a significant sales increase for the European operations. The sales growth, coupled with productivity improvements and cost reduction programs, resulted in significant profitability increases for the European operations. The Company experienced no significant adverse effects from the Mexican currency devaluation during 1994, and effects are not expected to be signficant to the Company's operating results in 1995.

  In 1993, the sector reported a solid profitability improvement on a modest increase in sales compared to 1992. The U.S. operations reported significant sales and profitability growth in 1993. The growth was attributable to successful new product introductions, increased market share and effective cost reduction programs. Improvements at the U.S. operations were partially offset by declines at the European materials and automotive businesses. The negative effects of foreign currency, pricing pressures and the recessionary European economies adversely impacted the sales and profitability of the European operations during 1993.

OFFICE PRODUCTS

                                                            1994   1993   1992
                                                           ------ ------ ------
                                                              (IN MILLIONS)
Net sales................................................. $805.8 $765.4 $758.0
Income from operations before interest and taxes..........   63.8   55.2   79.8

  The office products sector reported a solid growth in sales and profitability for 1994 compared to the prior year. In the U.S., sales and profitability increased primarily as a result of successful new products and promotional programs and an improved product mix. Profitability improved at the U.S. operations despite significantly lower benefits from the reduction of LIFO inventories in 1994 compared to 1993 and higher costs related to the consolidations of distribution warehouses and sales forces. Sales for the U.S. operations in 1995 may grow at a slower rate as the Company continues to limit growth of lower margin business and focuses on higher margin new products. The European office products businesses reported significantly improved profitability on decreased sales compared to 1993. Decreased sales were primarily due to the effects of non-core product pruning and the weak French economy in early 1994. Profitability improved significantly primarily as a result of cost reduction actions taken in previous years and an improved product mix, and was achieved despite costs related to continuous business improvement programs.

  In 1993, the office products sector reported flat sales and a significant decline in profitability compared to 1992. In the U.S., increased sales from market share gains for Avery-brand products were partially offset by declines at the other U.S. businesses. Profitability in the U.S. was negatively affected by increased promotional spending and incentives and lower benefits from the reduction of LIFO inventories during 1993 compared to 1992. European sales and profitability declined significantly, particularly in France, due to the recessionary European economies and the negative effects of foreign currency translation.

CONVERTED PRODUCTS
(formerly Product Identification and Control Systems)

                                                            1994   1993   1992
                                                           ------ ------ ------
                                                              (IN MILLIONS)
Net sales................................................. $614.7 $575.8 $607.0
Income from operations before interest and taxes..........   34.1   25.4   13.3

  The converted products sector reported significant profitability improvements on solid sales growth for 1994 compared to 1993. Profitability increased despite costs incurred to improve operations and significantly lower benefits from the reduction of LIFO inventories in 1994 compared to 1993. Sales for the Soabar and fastener businesses increased due to improving retail and apparel markets and new products. Profitability was up significantly primarily due to increased sales, coupled with the elimination of unprofitable product lines and lower operating expenses as a result of cost reduction actions. The international converting businesses reported modest sales growth and decreased profitability for 1994. The effects of an improved European economy on sales were partially offset by sales lost from the elimination of unprofitable lines of business. Profitability declined primarily as a result of costs incurred to improve operations. The U.S. label businesses reported a solid increase in sales and significant profitability gains due primarily to increased sales to the automotive, durable and consumer goods markets and lower operating expenses as a percent of sales.

  In 1993, the converted products sector showed significant profitability improvement on decreased sales compared to 1992. The elimination of unprofitable lines of business decreased combined sales for the Soabar tag and ticketing businesses, while effective cost control measures resulted in significant combined profitability improvements. The international converting businesses reported a significant decline in sales due to the recessionary European economies and the negative effects of foreign currency translation. The North American label businesses reported flat sales and decreased profitability in 1993 when compared to 1992. Sector profitability was positively affected in 1993 by a greater reduction of LIFO inventories than in 1992.

FINANCIAL CONDITION

  Average working capital, excluding short-term debt, as a percent of sales was 10 percent in 1994, 12.3 percent in 1993 and 15.2 percent in 1992. The decrease was primarily due to higher sales, improvement in inventory turnover and days sales outstanding in accounts receivable, and an increase in current liabilities. Average inventory turnover was 9.3 turns in 1994, 8.7 in 1993 and
7.5 in 1992; the average number of days sales outstanding in accounts receivable was 55 days in 1994, compared to 57 days in 1993 and 59 days in 1992.

  Net cash flow from operating activities was $265 million in 1994 and $247 million in 1993. The increase in net cash flow was due primarily to a decrease in working capital and the net change in non-current deferred taxes and other long-term liabilities.

  In 1994, total debt increased $23.2 million to $420.7 million compared to year end 1993. Total debt to total capital was 36.6 percent at year end 1994 compared to 35.6 percent a year ago. Long-term debt as a percent of total long-term capital increased to 32.3 percent at year end 1994 compared to 30.2 percent at year end 1993. During 1994, the Company issued $100 million in principal amount of medium-term notes which have an average interest rate of
7.7 percent and maturities ranging from August 2002 through August 2004.

  Shareholders' equity increased to $729 million from $719.1 million at year end 1993. During 1994, the Company repurchased 3.2 million shares of common stock at a cost of $105.7 million. The cost of treasury stock held, net of shares reissued under the Company's stock option and incentive plans, at year end 1994 increased $89.3 million to $253.4 million from year end 1993. In January 1995, the Board of Directors authorized the repurchase of an additional five million shares of the Company's outstanding common stock for an aggregate of 15.2 million shares authorized for repurchase. As of year end 1994, an aggregate 9.9 million shares of common stock had been purchased under the cumulative authorizations.

  The return on average shareholders' equity was 14.8 percent in 1994, 11 percent in 1993 and 9.7 percent in 1992. The improvements during 1994 and 1993 were primarily due to a significant increase in profitability and the Company's share repurchase program. The return on average total capital for those three years was 12.1 percent, 9.3 percent and 8.3 percent, respectively. The increases during 1994 and 1993 were primarily due to profitability improvements and more effective utilization of the Company's assets.

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") for past and future cleanup costs at hazardous waste sites. The Company has received requests for information, notices and/or claims with respect to 16 waste sites in which the Company has no ownership interest. Litigation has been initiated by a governmental authority with respect to three of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. Environmental investigatory and remediation projects are also being undertaken on property presently owned by the Company. The Company has accrued liabilities for all sites where it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessments and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued.

LIQUIDITY AND CAPITAL RESOURCES

  In addition to cash flow from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

  The Company is currently expanding its operations in Asia Pacific and Latin America. The Company's future results are subject to the impact of fluctuations in foreign currency exchange and interest rates. To manage its exposure to these fluctuations, the Company may enter into forward exchange and interest rate contracts, where appropriate.

  Capital expenditures increased to $163.3 million in 1994 from $100.6 million in 1993. Capital spending was accelerated in the second half of 1994 to meet increased demand, particularly in the pressure-sensitive adhesives and materials businesses. Capital expenditures for 1995 are expected to be approximately $175 million.

  Annual dividends per share increased to $.99 in 1994 from $.90 in 1993 and $.82 in 1992.

  During 1994, the Company experienced broad increases in raw materials prices. These inflationary pressures are expected to continue in 1995 and should be substantially offset by pricing actions and productivity improvements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is contained in Registrant's Consolidated Financial Statements and the Notes thereto appearing on pages 36 through 47 and page 49 of Registrant's 1994 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors called for by this item is incorporated by reference from pages 2, 3 and 4 of the 1995 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in
Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 14 of the 1995 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by items 11, 12 and 13 is incorporated by reference from pages 5 through 20 (up to the caption "The 1988 Stock Option Plan for Non-Employee Directors (Proxy Item 2)") of the 1995 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

  (b) During the fourth quarter of 1994, Registrant filed a Current Report on Form 8-K dated December 14, 1994 reporting an amendment of the Rights Agreement, dated as of June 30, 1988, between Registrant and First Interstate Bank of California (as successor to Security Pacific National Bank, by amendment), as Rights Agent.

  (c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

  (d) Those financial statement schedules required by Regulation S-X which are excluded from Registrant's 1994 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AVERY DENNISON CORPORATION

                                                  /s/ R. Gregory Jenkins
                                          By___________________________________
                                                    R. Gregory Jenkins
                                            Senior Vice President, Finance and
                                                  Chief Financial Officer
Dated: March 29, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                          DATE
             ---------                           -----                          ----
       /s/ Charles D. Miller              Chairman and Chief Executive     March 29, 1995
------------------------------------       Officer; Director
         Charles D. Miller

         /s/ Philip M. Neal               President and Chief Operating    March 29, 1995
------------------------------------       Officer; Director
           Philip M. Neal

       /s/ R. Gregory Jenkins             Senior Vice President,           March 29, 1995
------------------------------------       Finance and Chief Financial
         R. Gregory Jenkins                Officer
                                           (Principal Financial Officer)

        /s/ Thomas E. Miller              Vice President and               March 29, 1995
------------------------------------       Controller (Principal
          Thomas E. Miller                 Accounting Officer)

         /s/ Stanton Avery                Founder and                      March 29, 1995
------------------------------------       Chairman Emeritus; Director
          R. Stanton Avery

        /s/ H. Russel Smith               Chairman of the                  March 29, 1995
------------------------------------       Executive Committee;
          H. Russell Smith                 Director

             SIGNATURE                     TITLE               DATE
             ---------                     -----               ----
     /s/ Dwight L. Allison, Jr.           Director        March 29, 1995
------------------------------------
       Dwight L. Allison, Jr.

         /s/ John C. Argue                Director        March 29, 1995
------------------------------------
           John C. Argue

          /s/ Joan T. Bok                 Director        March 29, 1995
------------------------------------
            Joan T. Bok

        /s/ Frank V. Cahouet              Director        March 29, 1995
------------------------------------
          Frank V. Cahouet

        /s/ Richard M. Ferry              Director        March 29, 1995
------------------------------------
          Richard M. Ferry

        /s/ F. Daniel Frost               Director        March 29, 1995
------------------------------------
          F. Daniel Frost

        /s/ Peter W. Mullin               Director        March 29, 1995
------------------------------------
          Peter W. Mullin

       /s/ Sidney R. Petersen             Director        March 29, 1995
------------------------------------
         Sidney R. Petersen

       /s/ John B. Slaughter              Director        March 29, 1995
------------------------------------
         John B. Slaughter

     /s/ Lawrence R. Tollenaere           Director        March 29, 1995
------------------------------------
       Lawrence R. Tollenaere

                           AVERY DENNISON CORPORATION

                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES

                               ----------------

                                                            REFERENCE (PAGE)
                                                         ----------------------
                                                         FORM 10-K    ANNUAL
                                                          ANNUAL    REPORT TO
                                                          REPORT   SHAREHOLDERS
                                                         --------- ------------
 Data incorporated by reference from the attached por-
  tions of the 1994 Annual Report to Shareholders of
  Avery Dennison Corporation:
  Report of Independent Certified Public Accountants....    --           49
  Consolidated Balance Sheet at December 31, 1994 and
   January 1, 1994......................................    --           36
  Consolidated Statement of Income for 1994, 1993 and
   1992.................................................    --           37
  Consolidated Statement of Shareholders' Equity for
   1994, 1993 and 1992..................................    --           38
  Consolidated Statement of Cash Flows for 1994, 1993
   and 1992.............................................    --           39
  Notes to Consolidated Financial Statements............    --        40-47

  Individual financial statements of 50% or less owned entities accounted for by the equity method have been omitted because, considered in the aggregate or as a single subsidiary, they do not constitute a significant subsidiary.

  With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, and the information referred to in Items 1, 5 and 6, all of which is included in the 1994 Annual
Report and incorporated herein by reference, the 1994 Annual Report is not to be deemed "filed" as part of this report.

 Data submitted herewith:
  Report of Independent Certified Public Accountants....    S-2         --
  Financial Statement Schedules (for 1994, 1993 and
   1992):
        II --Valuation and Qualifying Accounts and
             Reserves..................................     S-3         --
  Consent of Independent Accountants....................    S-4         --

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Avery Dennison Corporation

  Our report on the consolidated financial statements of Avery Dennison Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 49 of the 1994 Annual Report to Shareholders of Avery Dennison Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND L.L.P.

Los Angeles, California
January 31, 1995

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN MILLIONS)

                                          ADDITIONS
                                    ---------------------
                           BALANCE  CHARGED               DEDUCTIONS--
                             AT     TO COSTS              UNCOLLECTIBLE BALANCE
                          BEGINNING   AND        FROM       ACCOUNTS    AT END
                           OF YEAR  EXPENSES ACQUISITIONS  WRITTEN OFF  OF YEAR
                          --------- -------- ------------ ------------- -------
1994
 Allowance for doubtful
  accounts...............   $16.7     $7.5       $--          $5.7       $18.5
                            =====     ====       ====         ====       =====
1993
 Allowance for doubtful
  accounts...............   $18.4     $7.7       $--          $9.4       $16.7
                            =====     ====       ====         ====       =====
1992
 Allowance for doubtful
  accounts...............   $18.4     $8.3       $--          $8.3       $18.4
                            =====     ====       ====         ====       =====

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the registration statements of Avery Dennison Corporation on Form S-8 (File Nos. 2-47617, 2-60937, 2-82207, 33-1132, 33-3645, 33-3637, 33-27275, 33-35995-01, 33-41238, 33-45376 and 33-
54411) of our report, which includes an explanatory paragraph regarding the Company's adoption of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" during 1993, dated January 31, 1995, which appears on page 49 of the 1994 Annual Report to Shareholders and is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedule listed in the index on page S-1.

                                        COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 29, 1995

                           AVERY DENNISON CORPORATION

                                 EXHIBIT INDEX

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                               ----------------

INCORPORATED BY REFERENCE:

                                     ORIGINALLY
                                      FILED AS
 EXHIBIT                              EXHIBIT
   NO.              ITEM                NO.                  DOCUMENT
 -------            ----             ----------              --------
  (3.1)   Restated Articles of In-              Proxy Statement dated February
           corporation............     B        28, 1977 for Annual Meeting of
                                                Stockholders March 30, 1977;
                                                located in File No. 0-225 at
                                                Securities and Exchange
                                                Commission, 450 5th St., N.W.,
                                                Washington, D.C.
  (3.1.1) Amendment to Certificate
           of Incorporation, filed
           April 10, 1984 with Of-
           fice of Delaware Secre-
           tary of State..........      3.1.1   1983 Annual Report on Form 10-K
  (3.1.2) Amendment to Certificate
           of Incorporation, filed
           April 11, 1985 with Of-
           fice of Delaware Secre-
           tary of State..........      3.1.2   1984 Annual Report on Form 10-K
  (3.1.3) Amendment to Certificate
           of Incorporation filed
           April 6, 1987 with Of-
           fice of Delaware Secre-
           tary of State..........      3.1.3   1986 Annual Report on Form 10-K
  (3.1.4) Amendment to Certificate
           of Incorporation filed
           October 17, 1990 with
           Office of Delaware Sec-      3.1     Current Report on Form 8-K filed
           retary of State........              October 31, 1990
  (4.1)   Rights Agreement dated
           as of June 30,               1       Current Report on Form 8-K filed
           1988...................              July 9, 1988
  (4.1.1) Amendment to Rights
           Agreement dated as of        1       Current Report on Form 8-K filed
           December 9, 1994.......              December 14, 1994
  (4.2)   Indenture, dated as of
           March 15, 1991,
           between Registrant and
           Security Pacific
           National Bank, as
           Trustee (the "Inden-         4       Registration Statement on Form S-
           ture").................              3 (File No. 33-39491)
  (4.3)   Officers' Certificate
           establishing a series
           of Securities entitled
           "Medium-Term Notes" un-     28.1     Current Report on Form 8-K filed
           der the Indenture......              March 25, 1991
  (4.4)   First Supplemental In-
           denture, dated as of
           March 16, 1993, between
           Registrant and
           BankAmerica National
           Trust Company, as suc-
           cessor Trustee (the
           "Supplemental Inden-         4.2     Registration Statement on Form S-
           ture").................              3 (File No. 33-59642)

                                     ORIGINALLY
                                      FILED AS
 EXHIBIT                              EXHIBIT
   NO.              ITEM                NO.                  DOCUMENT
 -------            ----             ----------              --------
 (4.5)    Officers' Certificate
           establishing a series
           of Securities entitled
           "Medium-Term Notes" un-
           der the Indenture, as
           amended by the Supple-       4.1     Current Report on Form 8-K filed
           mental Indenture.......              April 7, 1993
 (4.6)    Officers' Certificate
           establishing a series
           of Securities entitled
           "Medium-Term Notes, Se-
           ries B" under the In-
           denture, as amended by
           the Supplemental             4.1     Current Report on Form 8-K filed
           Indenture..............              March 29, 1994
 (10.1)   *Amended 1973 Stock Op-
           tion and Stock Appreci-
           ation Rights Plan for
           Key Employees of Avery
           International Corpora-
           tion ("1973 Plan").....     10.1     1987 Annual Report on Form 10-K
 (10.1.1) *Form of Incentive Stock
           Option Agreement for
           use under 1973 Plan....     10.1.3   1984 Annual Report on Form 10-K
 (10.1.2) *Form of Non-Qualified
           Stock Option Agreement
           for use under 1973
           Plan...................     10.1.4   1987 Annual Report on Form 10-K
 (10.1.3) *Form of coupled Stock
           Appreciation Right
           Agreement for use under
           1973 Plan..............     10.1.5   1985 Annual Report on Form 10-K
 (10.1.4) 1985 U.K. Stock Option
           Scheme.................     10.1.7   1985 Annual Report on Form 10-K
 (10.1.5) Form of Incentive Stock
           Option Agreement for
           use under U.K. Stock
           Option Scheme..........     10.1.8   1985 Annual Report on Form 10-K
 (10.1.6) Form of Stock Option
           Agreement for use under
           U.K. Stock Option
           Scheme.................     10.1.9   1985 Annual Report on Form 10-K
 (10.2)   *1988 Stock Option and
           Stock Appreciation
           Rights Plan for Key Em-
           ployees of Avery Inter-
           national Corporation
           ("1988 Plan")..........     10.2     1987 Annual Report on Form 10-K
 (10.2.1) *Form of Non-Qualified
           Stock Option Agreement
           for use under 1988
           Plan...................     10.2.1   1990 Annual Report on Form 10-K
 (10.2.2) *Form of Incentive Stock
           Option Agreement for
           use under 1988 Plan....     10.2.2   1991 Annual Report on Form 10-K
 (10.3)   *Deferred Compensation
           Plan for Directors.....     10.3     1981 Annual Report on Form 10-K
 (10.5)   *Executive Medical and
           Dental Plan (descrip-
           tion)..................     10.5     1981 Annual Report on Form 10-K
 (10.6)   *Executive Financial
           Counseling Service (de-
           scription).............     10.6     1981 Annual Report on Form 10-K
 (10.7.1) *Executive Employment
           Security Policy dated
           February 1, 1983.......     10.7.1   1982 Annual Report on Form 10-K

--------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

                                      ORIGINALLY
                                       FILED AS
  EXHIBIT                              EXHIBIT
    NO.              ITEM                NO.                  DOCUMENT
  -------            ----             ----------              --------
 (10.7.2)  *Executive Employment
            Security Policy dated
            February 1, 1985.......    10.13     1984 Annual Report on Form 10-K
 (10.7.3)  *Executive Employment
            Security Policy dated
            November 19, 1987......    10.7.3    1993 Annual Report on Form 10-K
 (10.8.1)  *Agreement dated October
            24, 1990 with Charles
            D. Miller..............    10.8.1    1990 Annual Report on Form 10-K
 (10.8.2)  *Agreement dated October
            23, 1990 with Philip M.
            Neal...................    10.8.2    1990 Annual Report on Form 10-K
 (10.9)    *Executive Group Life
            Insurance Plan.........    10.9      1982 Annual Report on Form 10-K
 (10.10)   *Form of Indemnity
            Agreements between Reg-
            istrant and certain di-
            rectors and officers...    10.10     1986 Annual Report on Form 10-K
 (10.10.1) *Form of Indemnity
            Agreement between Reg-
            istrant and certain di-
            rectors and officers...    10.10.1   1993 Annual Report on Form 10-K
 (10.11)   *Supplemental Executive
            Retirement Plan........    10.11     1983 Annual Report on Form 10-K
 (10.11.1) *Amended Letter of Grant
            to C.D. Miller under
            Supplemental Executive
            Retirement Plan........    10.11.2   1992 Annual Report on Form 10-K
 (10.12.1) *Form of Enrollment
            Agreement for use under
            Executive Deferred
            Compensa-tion Plan.....    10.13.2   1985 Annual Report on Form 10-K
 (10.13)   *Fourth Amended Avery
            Dennison Retirement
            Plan for Directors.....    10.13.2   1992 Annual Report on Form 10-K
 (10.15)   *1988 Stock Option Plan
            for Non-Employee Direc-
            tors ("Director Plan").    10.15     1987 Annual Report on Form 10-K
 (10.16.1) *Form of Enrollment
            Agreement for use under
            Executive Variable De-
            ferred Compensation
            Plan...................    10.16.1   1987 Annual Report on Form 10-K
 (10.17.1) *Form of Enrollment
            Agreement for use under
            Directors Deferred Com-
            pensation Plan.........    10.17.2   1985 Annual Report on Form 10-K
 (10.18.1) *Form of Enrollment
            Agreement for use under
            Directors Variable De-
            ferred Compensation
            Plan...................    10.18.1   1989 Annual Report on Form 10-K
 (10.19)   *1990 Stock Option and
            Incentive Plan for Key
            Employees of Avery In-
            ternational Corporation
            ("1990 Plan")..........    10.19     1989 Annual Report on Form 10-K
 (10.19.1) *Amendment No. 1 to 1990
            Plan...................    10.19.3   1993 Annual Report on Form 10-K
 (10.19.2) *Form of Incentive Stock
            Option Agreement for
            use under 1990 Plan....    10.19.2   1991 Annual Report on Form 10-K

--------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

                                      ORIGINALLY
                                       FILED AS
  EXHIBIT                              EXHIBIT
    NO.              ITEM                NO.                  DOCUMENT
  -------            ----             ----------              --------
 (10.20.1) *1982 Incentive Stock
            Option Plan of Dennison     4.3      Registration Statement on Form S-
            Manufacturing Company..              8 (File No. 33-35995-01)
 (10.20.2) *1985 Incentive Stock
            Option Plan of Dennison     4.4      Registration Statement on Form S-
            Manufacturing Company..              8 (File No. 33-35995-01)
 (10.20.3) *1988 Stock Option Plan
            of Dennison Manufactur-     4.5      Registration Statement on Form S-
            ing Company............              8 (File No. 33-35995-01)
 (10.20.4) *Amendments effective as
            of October 16, 1990 to
            the 1982 Incentive
            Stock Option Plan, 1985
            Incentive Stock Option
            Plan and 1988 Stock Op-
            tion Plan of Dennison       4.6      Registration Statement on Form S-
            Manufacturing Company..              8 (File No. 33-35995-01)
 (10.27.1) *Amended and Restated
            Key Executive Long-Term
            Incentive Plan
            ("LTIP")...............    10.27.1   1993 Annual Report on Form 10-K
 (10.28.1) *Form of Enrollment
            Agreement for use under
            Executive Deferred Re-
            tirement Plan..........    10.28.1   1992 Anual Report on Form 10-K
 (10.29)   *Executive Incentive
            Compensation Plan......    10.29     1993 Annual Report on Form 10-K
 (10.30)   *Senior Executive Incen-
            tive Compensation Plan.    10.30     1993 Annual Report on Form 10-K

--------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

SUBMITTED HEREWITH:

 EXHIBIT NO.                                ITEM
 -----------                                ----
 3.2          Bylaws, as amended
 10.12       *Complete Restatement and Amendment of Avery Dennison Corporation
              Executive Deferred Compensation Plan
 10.15.1     *Amendment No. 1 to 1988 Stock Option Plan for Non-Employee
              Directors ("Director Plan")
 10.15.2     *Form of Non-Employee Director Stock Option Agreement for use
              under Director Plan
 10.16       *Complete Restatement and Amendment of Avery Dennison Corporation
              Executive Variable Deferred Compensation Plan
 10.17       *Complete Restatement and Amendment of Avery Dennison Corporation
              Directors Deferred Compensation Plan
 10.18       *Complete Restatement and Amendment of Avery Dennison Corporation
              Directors Variable Deferred Compensation Plan
 10.19.3     *Form of Non-Qualified Stock Option Agreement for use under 1990
              Plan
 10.19.4     *Form of Non-Qualified Stock Option Agreement for use under 1990
              Plan (for LTIP Participants)
 10.28       *Complete Restatement and Amendment of Avery Dennison Corporation
              Executive Deferred Retirement Plan
 11           Statement re Computation of Net Income Per Share Amounts
 13           Portions of Annual Report to Shareholders for fiscal year ended
              December 31, 1994
 21           List of Subsidiaries
 23           Consent of Independent Accountants (see page S-4)
 27           Financial Data Schedule

--------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

                       STATEMENT AND AGREEMENT REGARDING
                          LONG-TERM DEBT OF REGISTRANT

Except as indicated above, Registrant has no instrument with respect to long-term debt under which securities authorized thereunder equal or exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of its long-term debt instruments to the Commission upon request.

[LOGO OF AVERY DENNISON]