Form 10-Q
period 1995-04-01
AVERY DENNISON CORPORATION
filed 1995-05-12
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended  April 1, 1995
                                   ---------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________


                         COMMISSION FILE NUMBER 1-7685

                           AVERY DENNISON CORPORATION
             (Exact name of registrant as specified in its charter)



            DELAWARE                                          95-1492269
 (State or other jurisdiction of                           (I.R.S. employer
  incorporation or organization)                          identification no.)


150 NORTH ORANGE GROVE BOULEVARD, PASADENA, CALIFORNIA           91103
      (Address of principal executive offices)                 (Zip code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (818) 304-2000


   Indicate by a check (checkmark) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes (checkmarked)    No
                                                -------------       ------------

   Number of shares of $1 par value common stock outstanding as of April 28, 1995: 53,292,103

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q
                               ------------------



                                                                    Page No.
                                                                    --------

Part I.  Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          April 1, 1995 and December 31, 1994                             3

       Consolidated Statement of Income
          Quarters Ended April 1, 1995 and April 2, 1994                  4

       Condensed Consolidated Statement of Cash Flows
          Quarters Ended April 1, 1995 and April 2, 1994                  5

       Notes to Consolidated Financial Statements                         6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     7


Part II.  Other Information:

Exhibits and Reports on Form 8-K                                          9

Signatures                                                               10



                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                             April 1, 1995    December 31, 1994
                                          -------------------------------------
ASSETS
- ------
Current assets:
Cash and cash equivalents                         $    3.4             $    3.1
Trade accounts receivable, net                       431.6                391.8
Inventories, net                                     236.1                206.4
Prepaid expenses                                      19.1                 16.5
Other current assets                                  69.4                 59.1
                                          -------------------------------------
Total current assets                                 759.6                676.9

Property, plant and equipment, at cost             1,600.4              1,532.3
Accumulated depreciation                            (736.7)              (700.7)
                                          -------------------------------------
                                                     863.7                831.6

Intangibles resulting from business
 acquisitions, net                                   128.8                127.6
Other assets                                         132.0                127.0
                                          -------------------------------------
                                                  $1,884.1             $1,763.1
                                          =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
Short-term debt and current portion of
 long-term debt                                   $   84.8             $   73.4
Accounts payable                                     178.6                181.5
Accrued liabilities                                  323.4                299.2
                                          -------------------------------------
Total current liabilities                            586.8                554.1

Long-term debt                                       395.2                347.3
Deferred taxes and other long-term                   139.8                132.7
 liabilities
Shareholders' equity:
Common stock - $1 par value:
Authorized - 200,000,000 shares; Issued
 - 62,063,312 shares at April 1, 1995
 and December 31, 1994                                62.1                 62.1
Capital in excess of par value                       192.2                193.0
Retained earnings                                    773.3                753.2
Cumulative foreign currency translation
 adjustment                                           42.4                 16.7
Cost of unallocated ESOP shares                      (37.6)               (37.6)
Minimum pension liability                             (5.0)                (5.0)
Treasury stock at cost, 8,794,315
 shares at April 1, 1995 and 8,513,642
 shares at December 31, 1994                        (265.1)              (253.4)
                                          -------------------------------------
Total shareholders' equity                           762.3                729.0
                                          -------------------------------------
                                                  $1,884.1             $1,763.1
                                          =====================================

                See Notes to Consolidated Financial Statements


                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)


                                                 Quarter Ended
                                        --------------------------------
                                           April 1, 1995   April 2, 1994
                                        --------------------------------
Net sales                                         $773.2          $667.7
Cost of products sold                              528.4           455.2
                                        --------------------------------
Gross profit                                       244.8           212.5
Marketing, general and
  administrative expense                           180.0           161.0
                                        --------------------------------
Operating profit                                    64.8            51.5
Interest expense                                    10.0            11.5
                                        --------------------------------
Income before taxes                                 54.8            40.0
Taxes on income                                     20.3            14.8
                                        --------------------------------
Net income                                        $ 34.5          $ 25.2
                                        ================================

Weighted average number of common
shares outstanding                                  53.4            56.2
                                        ================================

Per common share amounts:
Net income                                        $  .65          $  .45
                                        ================================
Dividends                                         $  .27          $  .24
                                        ================================

                See Notes to Consolidated Financial Statements


                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)



                                                  Quarter Ended
                                        ---------------------------------
                                           April 1, 1995    April 2, 1994
                                        ---------------------------------
OPERATING ACTIVITIES:
- ---------------------
Net income                                        $ 34.5           $ 25.2
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Depreciation                                       26.1             21.0
 Amortization                                        3.5              3.1
 Deferred taxes                                       .9              5.0
 Net change in assets and liabilities
  net of the effect of foreign
  currency translation and business
  divestitures                                     (49.3)           (48.5)
                                        ---------------------------------
Net cash provided by operating
 activities                                         15.7              5.8
                                        ---------------------------------

INVESTING ACTIVITIES:
- ---------------------
Purchase of property, plant and
 equipment                                         (36.7)           (19.2)
Proceeds from sale of assets and
 business divestitures                                .2              2.9
Other                                               (6.5)            (5.2)
                                        ---------------------------------
Net cash used in investing activities              (43.0)           (21.5)
                                        ---------------------------------

FINANCING ACTIVITIES:
- ---------------------
Net increase in short-term debt                      7.0             12.8
Net increase in long-term debt                      47.3             10.4
Dividends paid                                     (14.4)           (13.5)
Purchase of treasury stock                         (14.5)            (1.9)
Other                                                2.0              3.2
                                        ---------------------------------
Net cash provided by financing
 activities                                         27.4             11.0
                                        ---------------------------------
Effect of foreign currency translation
 on cash balances                                     .2               --
                                        ---------------------------------
Increase (decrease) in cash and cash
 equivalents                                          .3             (4.7)
                                        ---------------------------------
Cash and cash equivalents, beginning
  of period                                          3.1              5.8
                                        ---------------------------------
Cash and cash equivalents, end of
  period                                          $  3.4           $  1.1
                                        =================================

                See Notes to Consolidated Financial Statements

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. GENERAL

   The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. Certain prior year amounts have been reclassified to conform with current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 1994 annual financial statements and notes.

   The first quarters of 1995 and 1994 consisted of thirteen-week periods ending April 1, 1995 and April 2, 1994, respectively. The interim results of operations are not necessarily indicative of future financial results.


2. FOREIGN CURRENCY TRANSLATION

   Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during the first quarters ended 1995 and 1994 resulted in losses of $.4 million and $1.4 million, respectively.


3. INVENTORIES

Inventories consisted of (in millions):

                                           April 1, 1995    December 31, 1994
                                        -------------------------------------
Raw materials                                     $ 89.0               $ 81.6
Work in progress                                    65.1                 55.9
Finished goods                                     119.6                105.2
LIFO adjustment                                    (37.6)               (36.3)
                                        -------------------------------------
                                                  $236.1               $206.4
                                        =====================================

   During the first quarter of 1994, certain inventories were reduced resulting in the liquidation of LIFO inventory carried at costs which were lower than current costs. The effect was to reduce the cost of products sold by approximately $1 million in the first quarter of 1994. There was no liquidation of LIFO inventories in the first quarter of 1995.


4. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

   Accumulated amortization of intangible assets at April 1, 1995 and December 31, 1994 was $37.3 million and $35.3 million, respectively.

5. RESEARCH AND DEVELOPMENT

   Research and development expense for the first quarters of 1995 and 1994 was $12.3 million and $11.5 million, respectively.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Quarterly sales increased to a record $773.2 million, a 16 percent increase over first quarter 1994 sales of $667.7 million. Excluding the impact of changes in foreign currency rates, sales increased 13 percent. A reduced growth rate for the U.S. economy is projected for the second quarter of 1995 and as such, the Company expects a lower sales growth rate for the second quarter as compared to the first quarter of 1995.

The gross profit margin for the quarter was 31.7 percent compared to 31.8 percent for the first quarter of 1994. The decrease was due to plant and major equipment start-up costs, plus $1.3 million in expense related to LIFO inventories compared to a benefit of $1 million in first quarter 1994. Excluding these factors, gross profit margin was higher than prior year.

Marketing, general and administrative expense, as a percent of sales, was 23.3 percent as compared to 24.1 percent for the first quarter of 1994. The improvement was the result of increased sales and cost reduction actions taken in previous years.

Income before taxes as a percent of sales increased to 7.1 percent for the quarter as compared to 6 percent for the first quarter of 1994 due to lower marketing, general and administrative and interest expenses as a percent of sales. Interest expense as a percent of sales was 1.3 percent for the first quarter of 1995 compared to 1.7 percent for the first quarter of 1994. The decrease in interest expense was due primarily to a decline in interest expense for our Brazilian operations as a result of lower inflation and debt levels. Net income increased 37 percent to $34.5 million compared to $25.2 million in the first quarter of 1994. Earnings per share for the quarter reached $.65 compared to $.45 in the same period last year, a 44 percent increase; approximately $.03 of the increase in earnings per share was attributable to a reduction in the number of outstanding shares.

Results of Operations by Business Sector

The pressure-sensitive adhesives and materials sector reported significantly improved sales and profitability for the first quarter of 1995 compared to the same period last year. The U.S. operations reported a significant sales increase primarily due to unit volume growth and pricing actions. In addition, first quarter sales reflected some pre-price increase buying. The sales growth rate for the second quarter of 1995 may moderate in the U.S. due to slower economic growth. Solid profitability improvement was primarily due to sales growth which was partially offset by plant and major equipment start-up costs. The European operations reported a significant sales increase due to pricing actions and sales volume growth from improved economic conditions. This sales growth coupled with productivity improvements and effective cost reduction programs resulted in significant profitability increases for the European operations.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The office products sector reported significant sales and profitability growth for the quarter compared to the same period last year. In the U.S., sales increased primarily as a result of successful new products, an improved product mix and increased demand for the Company's products. Sales for the U.S. operations may grow at a slower rate for the second quarter of 1995 when compared to first quarter 1995 and year end 1994 as there appeared to be a rise in inventory levels for the wholesale channel during the first quarter of 1995. Profitability for the U.S. operations increased significantly as a result of increased sales and lower operating expenses as a percent of sales. The European office products businesses reported increased sales primarily as a result of changes in foreign currency rates and improved economic conditions. A more favorable product mix coupled with cost reduction actions taken in previous years led to significant profitability increases over the same period last year.

The converted products sector also reported significant sales and profitability improvements. The international converting businesses reported a significant improvement in sales and profitability. Sales increased primarily as a result of an improved European economy and changes in foreign currency rates. Profitability for the international converting businesses benefitted significantly from cost reduction actions. The U.S. label businesses also reported a significant sales and profitability improvement due to increased sales to the automotive, durable and consumer goods markets and lower operating expenses as a percent of sales.


FINANCIAL CONDITION
- -------------------

During the first quarter of 1995, total debt increased $54.3 million to $480 million from year end 1994 as a result of increased working capital requirements needed to fund the Company's sales growth. Total debt to total capital was 38.6 percent as of the end of the first quarter of 1995 and 36.6 percent at year end 1994.

Average working capital, excluding short-term debt as a percentage of sales, decreased to 9.3 percent from 11.5 percent a year ago primarily as a result of increased sales and current liabilities. Average inventory turns for the first quarters of 1995 and 1994 were nine; the average number of days sales outstanding in accounts receivable was 54 days compared to 55 days a year ago.

Shareholders' equity increased to $762.3 million from $729 million at year end 1994. During the first quarter of 1995, the Company purchased 386,000 shares of common stock at a cost of $14.5 million. The cost of treasury stock held, net of shares reissued under the Company's stock and incentive plans, increased during the quarter by $11.7 million to $265.1 million from year end 1994.

Net cash flows provided by operating activities totalled $15.7 million for the first quarter of 1995 and $5.8 million for the first quarter of 1994. In addition to cash flows from operations, the Company has more than adequate financing arrangements to conduct its operations.

                          PART II.  OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

The registrant held its annual stockholders' meeting on April 27, 1995. The stockholders voted to re-elect four directors to the Board of Directors as follows:

                             Number of Shares Voted/1/
                         --------------------------------

                              For            Withheld
                         -----------      ---------------
Frank V. Cahouet          44,585,465          364,403
Peter W. Mullin           44,585,207          364,661
Joan T. Bok               44,567,421          382,447
Philip M. Neal            44,581,459          368,409

/1/There were no abstentions or shares otherwise not voted by brokers.

The results of the voting on the following additional items were as follows:

                                                                              Broker
                                        For        Opposed     Abstained     Non-Votes
                                     ----------   ---------   -----------   ----------
Amendments to the 1988 Stock
  Option Plan for
  Non-Employee Directors             33,497,889   8,809,557     2,513,839     128,583

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

a. Exhibits:      3(ii)  Bylaws of Avery Dennison Corporation - amended and
                         restated April 27, 1995
                 11      Computation of Net Income Per Share Amounts
                 12      Computation of Ratio of Earnings to Fixed Charges
                 27      Financial Data Schedule, Article 5

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended April 1, 1995.

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


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                          (Registrant)


                                              R. GREGORY JENKINS
                                    ----------------------------------------
                                    R. Gregory Jenkins
                                    Senior Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


                                                THOMAS E. MILLER
                                    ----------------------------------------
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)



                                    May 12, 1995