Form 10-Q
period 1995-07-01
AVERY DENNISON CORPORATION
filed 1995-08-11
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 1, 1995
                                  --------------

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


   Indicate by a check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes    x    No _____
                                                -------

   Number of shares of $1 par value common stock outstanding as of July 28, 1995: 53,147,599

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                              ------------------

                                                                        Page No.
                                                                        --------

Part I.  Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          July 1, 1995 and December 31, 1994                                3

       Consolidated Statement of Income
          Three and Six Months Ended July 1, 1995 and July 2, 1994          4

       Condensed Consolidated Statement of Cash Flows
          Six Months Ended July 1, 1995 and July 2, 1994                    5

       Notes to Consolidated Financial Statements                           6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       7


Part II.  Other Information:

Exhibits and Reports on Form 8-K                                           11

Signatures                                                                 12

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                             July 1, 1995    December 31, 1994
                                                          ---------------    -----------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                                      $    2.7             $    3.1
  Trade accounts receivable, net                                    437.1                391.8
  Inventories, net                                                  263.0                206.4
  Prepaid expenses                                                   13.7                 16.5
  Deferred taxes and other current assets                            64.6                 59.1
                                                          ---------------    -----------------
    Total current assets                                            781.1                676.9

Property, plant and equipment, at cost                            1,636.9              1,532.3
Accumulated depreciation                                           (754.1)              (700.7)
                                                          ---------------    -----------------
                                                                    882.8                831.6

Intangibles resulting from business acquisitions, net               128.4                127.6
Other assets                                                        128.7                127.0
                                                          ---------------    -----------------

                                                                 $1,921.0             $1,763.1
                                                          ===============    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Short-term debt and current portion of long-term debt          $   54.9             $   73.4
  Accounts payable                                                  176.1                181.5
  Accrued liabilities                                               318.5                299.2
                                                          ---------------    -----------------
    Total current liabilities                                       549.5                554.1

Long-term debt                                                      451.2                347.3
Deferred taxes and other long-term liabilities                      137.7                132.7
Shareholders' equity:
  Common stock - $1 par value:
  Authorized - 200,000,000 shares; Issued - 62,063,312
    shares at July 1, 1995 and December 31, 1994                     62.1                 62.1
  Capital in excess of par value                                    191.0                193.0
  Retained earnings                                                 794.6                753.2
  Cumulative foreign currency translation adjustment                 49.2                 16.7
  Cost of unallocated ESOP shares                                   (37.6)               (37.6)
  Minimum pension liability                                          (5.0)                (5.0)
  Treasury stock at cost, 8,922,099 shares at July 1,
    1995 and 8,513,642 shares at December 31, 1994                 (271.7)              (253.4)
                                                          ---------------    -----------------
    Total shareholders' equity                                      782.6                729.0
                                                          ---------------    -----------------

                                                                 $1,921.0             $1,763.1
                                                          ===============    =================

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                      Three Months Ended              Six Months Ended
                                 ---------------------------      ----------------------------
                                 July 1, 1995   July 2, 1994      July 1, 1995    July 2, 1994
                                 ------------  -------------      ------------    ------------
Net Sales                              $780.5         $718.6          $1,553.7        $1,386.3
Cost of products sold                   541.5          490.9           1,069.9           946.1
                                 ------------  -------------      ------------    ------------
Gross profit                            239.0          227.7             483.8           440.2
Marketing, general and
  administrative expense                172.3          171.5             352.3           332.5
                                 ------------  -------------      ------------    ------------
Operating profit                         66.7           56.2             131.5           107.7
Interest expense                         11.7           11.9              21.7            23.4
                                 ------------  -------------      ------------    ------------
Income before taxes                      55.0           44.3             109.8            84.3
Income taxes                             19.3           16.4              39.6            31.2
                                 ------------  -------------      ------------    ------------

Net income                             $ 35.7         $ 27.9          $   70.2        $   53.1
                                 ============  =============      ============    ============

Weighted average number of
  common shares outstanding              53.2           56.0              53.3            56.1
                                 ============  =============      ============    ============

PER COMMON SHARE AMOUNTS:
Net income                             $  .67         $  .50          $   1.32        $    .95
                                 ============  =============      ============    ============

Dividends                              $  .27         $  .24          $    .54        $    .48
                                 ============  =============      ============    ============


                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                     Six Months Ended
                                                               ----------------------------
                                                               July 1, 1995    July 2, 1994
                                                               ------------    ------------
OPERATING ACTIVITIES:
- --------------------
Net income                                                           $ 70.2          $ 53.1
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                         45.5            42.5
  Amortization                                                          6.5             6.4
  Deferred taxes                                                        5.7             5.8
  Net change in assets and liabilities net of the effect of
    foreign currency translation and business divestitures            (75.7)          (50.3)
                                                               ------------    ------------
Net cash provided by operating activities                              52.2            57.5
                                                               ------------    ------------

INVESTING ACTIVITIES:
- --------------------
Purchase of property, plant and equipment                             (75.1)          (52.6)
Proceeds from sale of assets and business divestitures                   .2            11.8
Other                                                                  (9.6)           (3.5)
                                                               ------------    ------------
Net cash used in investing activities                                 (84.5)          (44.3)
                                                               ------------    ------------

FINANCING ACTIVITIES:
- --------------------
Net decrease in short-term debt                                       (20.9)          (10.0)
Net increase in long-term debt                                        103.4            36.4
Dividends paid                                                        (28.8)          (27.0)
Purchase of treasury stock                                            (23.0)          (20.6)
Other                                                                   1.1             3.2
                                                               ------------    ------------
Net cash provided by (used in) financing activities                    31.8           (18.0)
                                                               ------------    ------------
Effect of foreign currency translation on cash balances                  .1             (.1)
                                                               ------------    ------------
Decrease in cash and cash equivalents                                   (.4)           (4.9)
                                                               ------------    ------------
Cash and cash equivalents, beginning of period                          3.1             5.8
                                                               ------------    ------------
Cash and cash equivalents, end of period                             $  2.7          $   .9
                                                               ============    ============


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

The second quarters of 1995 and 1994 consisted of thirteen-week periods ending July 1, 1995 and July 2, 1994, respectively. The interim results of operations are not necessarily indicative of future financial results.


2. FOREIGN CURRENCY TRANSLATION

Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during the three and six months ended July 1, 1995 and July 2, 1994 resulted in losses of $.3 million and $.7 million, respectively, during 1995, and losses of $.7 million and $2.1 million, respectively, during 1994.


3. INVENTORIES

Inventories consisted of (in millions):

                                             July 1, 1995    December 31, 1994
                                             ------------    -----------------

Raw materials                                      $ 98.3               $ 81.6
Work in progress                                     70.6                 55.9
Finished goods                                      132.3                105.2
LIFO adjustment                                     (38.2)               (36.3)
                                             ------------    -----------------
                                                   $263.0               $206.4
                                             ============    =================


4. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

Accumulated amortization of intangible assets at July 1, 1995 and December 31, 1994 was $38.7 and $35.3 million, respectively.

5. RESEARCH AND DEVELOPMENT

Research and development expense for the three and six months ended July 1, 1995 and July 2, 1994 was $13.4 million and $25.7 million, respectively, during 1995 and $12.3 million and $23.8 million, respectively during 1994.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:  FOR THE QUARTER
- ---------------------------------------

Quarterly sales increased to $780.5 million, a 9 percent increase over second quarter 1994 sales of $718.6 million. Excluding the impact of changes in foreign currency rates and divestitures, sales increased 6 percent.

The gross profit margin for the quarter was 30.6 percent compared to 31.7 percent for the second quarter of 1994. The decrease was primarily due to plant and major equipment start-up costs and a shift in the product mix.

Marketing, general and administrative expense, as a percent of sales, was 22.1 percent compared to 23.9 percent for the second quarter of 1994. The improvement was the result of increased sales and cost reduction actions taken in previous years.

Interest expense, as a percent of sales, was 1.5 percent for the second quarter of 1995 compared to 1.7 percent for the second quarter of 1994, despite higher debt levels in 1995. The decrease was due primarily to increased sales and lower interest expense in Brazil as a result of lower inflation and debt levels.

Income before taxes, as a percent of sales, increased to 7 percent for the quarter as compared to 6.2 percent for the second quarter of 1994 due to lower marketing, general and administrative and interest expenses as a percent of sales. The effective tax rate for the quarter was 35.1 percent compared to 37 percent a year ago. The decrease was due primarily to the recognition of benefits from tax loss carryforwards in Europe.

Net income increased 28 percent to $35.7 million compared to $27.9 million in the second quarter of 1994. Earnings per share for the quarter reached $.67 compared to $.50 in the same period last year, a 34 percent increase.

Results of Operations by Business Sector

The pressure-sensitive adhesives and materials sector reported significantly improved sales and comparable profitability for the second quarter of 1995 compared to the same period last year. The U.S. operations reported a solid sales increase which included pricing actions. Costs incurred for the start-up of plant and major equipment had a negative impact on profitability for the U.S. businesses. The European operations reported a significant sales increase for the quarter as a result of pricing actions, sales volume growth and changes in foreign currency rates. This sales growth coupled with productivity improvements and effective cost reduction programs resulted in significant profitability increases for the European operations.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The office products sector reported modest sales and significant profitability growth for the second quarter compared to the same period last year. Sales for the U.S. businesses were comparable to prior year as increased sales for Avery-brand labels and indexes were offset by the elimination of lower margin business. Profitability for the U.S. operations increased significantly as a result of lower operating expenses. The European office products businesses reported increased sales primarily as a result of improved economic conditions and changes in foreign currency rates. Lower operating expenses on increased sales and a more favorable product mix led to significant profitability increases over the same period last year.

The converted products sector reported significant sales and profitability improvements. The U.S. converting businesses reported a slight sales increase and a slight decline in profitability for the quarter. The international converting businesses reported a significant improvement in sales and profitability. Sales increased primarily as a result of an improved European economy and changes in foreign currency rates. Profitability for the international converting businesses benefitted significantly from lower operating expenses on increased sales.

RESULTS OF OPERATIONS:  SIX MONTHS YEAR-TO-DATE
- -----------------------------------------------

Sales for the first six months of 1995 were up 12 percent to $1.55 billion compared to the corresponding period of 1994. Excluding the impact of changes in foreign currency translation and divestitures, sales increased 9 percent.

The gross profit margin for the first six months was 31.1 percent compared to
31.8 percent for the first six months of 1994. The decrease was primarily due to a shift in product mix, plant and major equipment start-up costs, plus $2.5 million in expense related to LIFO inventories compared to a benefit of $.6 million for the first six months of 1994.

Marketing, general and administrative expense, as a percent of sales, declined to 22.7 percent for the first six months of 1995 compared to 24 percent for the first six months of 1994. The decrease was primarily attributable to cost reduction efforts throughout the Company on increased sales.

Interest expense, as a percent of sales, was 1.4 percent for the year compared to 1.7 percent during the corresponding period of the prior year, despite higher debt levels in 1995. The decrease was primarily due to increased sales and a decline in interest expense for our Brazilian operations as a result of lower inflation and debt levels.

Income before taxes, as a percent of sales, was 7.1 percent for the first six months of 1995 compared to 6.1 percent for 1994. The increase was primarily due to lower operating and interest expenses as a percent of sales. The year-to-date effective tax rate was 36.1 percent for 1995 and 37 percent for 1994. The decrease reflects recognition of benefits from tax loss carryforwards in Europe.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Net income was $70.2 million for the first six months of 1995 compared to $53.1 million for the first six months of 1994. Earnings per share increased 39 percent to $1.32 for the first six months of 1995 compared to $.95 for the same period last year.

Results of Operations by Business Sector

The pressure-sensitive adhesives and materials sector reported significant sales and solid profitability improvement for the first six months of 1995 compared to the same period last year. The U.S. operations reported a significant sales increase primarily due to pricing actions and unit volume growth. Profitability was comparable to prior year as the benefit from sales growth was offset by plant and major equipment start-up costs. Sales for the European operations increased significantly primarily as a result of pricing actions, volume growth from improved economic conditions and changes in foreign currency rates. Profitability also increased significantly as a result of sales growth and higher operating margins resulting from effective cost reduction programs.

The office products sector reported solid sales and significant profitability growth for the six months ended July 1, 1995 compared to the prior year. The U.S. operations reported solid sales and significant profitability improvements. Significant sales growth for Avery-brand labels and indexes was partially offset by the elimination of lower margin business. Profitability increased significantly for the U.S. operations as a result of higher sales and lower operating expenses as a percent of sales. The European operations reported significant sales growth primarily due to improved economic conditions and changes in foreign currency rates. Significant profitability increases were primarily due to lower operating expenses on increased sales and a more favorable product mix.

The converted products sector reported significant sales and profitability improvements for the first six months of 1995 compared to 1994. The U.S. converting businesses reported increased sales and profitability. An improved European economy and changes in foreign currency rates boosted sales for the international converting businesses while lower operating expenses on increased sales resulted in significantly higher profitability.

FINANCIAL CONDITION
- -------------------

Total debt increased $85.4 million to $506.1 million from year end 1994 as a result of increased working capital requirements needed to fund the Company's sales growth. Total debt to total capital was 39.3 percent as of the end of the second quarter of 1995 and 36.6 percent at year end 1994.

During the second quarter of 1995, the Company registered with the Securities and Exchange Commission $100 million in principal amount of medium-term notes. As of July 27, 1995, all of the notes had been issued. The medium-term notes have an average interest rate of 7.26 percent and will mature from 2005 to 2025.

Average working capital, excluding short-term debt, as a percentage of sales, decreased to 10.8 percent for the quarter from 11.1 percent a year ago as the increase in sales more than offset the increase in working capital. Average inventory turnover for the quarter ended July 1, 1995 was 8.2 compared to 9.1 in the corresponding period of the prior year; the average number of days sales outstanding in accounts receivable was 57 days for both periods.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Capital spending for the quarter was $38.4 million compared to $33.4 million a year ago. For the six months, capital spending totaled $75.1 million compared to $52.6 million a year ago. Total capital spending for 1995 is expected to be approximately $200 million.

Net cash flows provided by operating activities totaled $52.2 for the first six months of 1995 and $57.5 million for the first half of 1994. In addition to cash flows from operations, the Company has more than adequate financing arrangements to conduct its operations.

Shareholders' equity increased to $782.6 million from $729 million at year end 1994. During the second quarter of 1995, the Company purchased 210,000 shares of common stock at a cost of $8.5 million. The cost of treasury stock held, net of shares reissued under the Company's stock and incentive plans, increased to $271.7 million from $253.4 million at year end 1994.

                          PART II.  OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------

a. Exhibits:  11   Computation of Net Income Per Share Amounts
              12   Computation of Ratio of Earnings to Fixed Charges
              27   Financial Data Schedule, Article 5

b. Reports on Form 8-K: Registrant filed Current Report on Form 8-K dated May 12, 1995, with respect to its execution on the same date of certain agreements in connection with Medium-Term Notes (Registration No. 33-59129).

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


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                         (Registrant)


                                    /s/ R. Gregory Jenkins
                                    ---------------------------------------
                                    R. Gregory Jenkins
                                    Senior Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Thomas E. Miller
                                    ---------------------------------------
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)



                                     August 10, 1995