Form 10-Q
period 1995-09-30
AVERY DENNISON CORPORATION
filed 1995-11-14
CIK 8818

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                        _______________________________



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995
                                    ------------------

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

   Number of shares of $1 par value common stock outstanding as of October 27, 1995: 53,186,912

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                              ------------------

                                                                       Page No.
                                                                       --------
Part I.   Financial Information (Unaudited):

Financial Statements:

          Condensed Consolidated Balance Sheet
             September 30, 1995 and December 31, 1994                      3

          Consolidated Statement of Income
             Three and Nine Months Ended September 30, 1995
             and October 1, 1994                                           4

          Condensed Consolidated Statement of Cash Flows
             Nine Months Ended September 30, 1995
             and October 1, 1994                                           5

          Notes to Consolidated Financial Statements                       6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      8

Part II.  Other Information:

Exhibits and Reports on Form 8-K                                          12

Signatures                                                                13

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                                                September 30,    December 31,
                                                                                    1995             1994
                                                                                -------------    ------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                        $    3.9        $    3.1
    Trade accounts receivable, net                                                      434.8           391.8
    Inventories, net                                                                    235.8           206.4
    Prepaid expenses                                                                     22.7            16.5
    Deferred taxes and other current assets                                              66.2            59.1
                                                                                     --------        --------
      Total current assets                                                              763.4           676.9

Property, plant and equipment, at cost                                                1,636.8         1,532.3
Accumulated depreciation                                                               (749.0)         (700.7)
                                                                                     --------        --------
                                                                                        887.8           831.6

Intangibles resulting from business acquisitions, net                                   124.9           127.6
Other assets                                                                            124.6           127.0
                                                                                     --------        --------

                                                                                     $1,900.7        $1,763.1
                                                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short-term debt and current portion of long-term debt                            $   70.4        $   73.4
    Accounts payable                                                                    160.0           181.5
    Accrued liabilities                                                                 318.8           299.2
                                                                                     --------        --------
      Total current liabilities                                                         549.2           554.1

Long-term debt                                                                          437.7           347.3
Deferred taxes and other long-term liabilities                                          130.7           132.7
Shareholders' equity:
    Common stock - $1 par value:
      Authorized - 200,000,000 shares; Issued - 62,063,312 shares
      at September 30, 1995 and December 31, 1994                                        62.1            62.1
    Capital in excess of par value                                                      191.0           193.0
    Retained earnings                                                                   816.0           753.2
    Cumulative foreign currency translation adjustment                                   28.3            16.7
    Cost of unallocated ESOP shares                                                     (37.6)          (37.6)
    Minimum pension liability                                                            (5.0)           (5.0)
    Treasury stock at cost, 8,900,883 shares at September 30, 1995
      and 8,513,642 shares at December 31, 1994                                        (271.7)         (253.4)
                                                                                     --------        --------
      Total shareholders' equity                                                        783.1           729.0
                                                                                     --------        --------

                                                                                     $1,900.7        $1,763.1
                                                                                     ========        ========


                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended                       Nine Months Ended
                                                  ------------------------------        --------------------------------
                                                  September 30,       October 1,        September 30,         October 1,
                                                       1995              1994               1995                 1994
                                                  -------------       ----------        -------------         ----------
Net Sales                                            $783.5             $733.7             $2,337.2            $2,120.0

Cost of products sold                                 548.5              501.1              1,618.4             1,447.2
                                                     ------             ------             --------            --------
Gross profit                                          235.0              232.6                718.8               672.8

Marketing, general and administrative expense         167.1              179.3                519.4               511.8
                                                     ------             ------             --------            --------

Operating profit                                       67.9               53.3                199.4               161.0

Interest expense                                       12.0                9.7                 33.7                33.1
                                                     ------             ------             --------            --------
Income before taxes                                    55.9               43.6                165.7               127.9

Income taxes                                           20.1               15.8                 59.7                47.0
                                                     ------             ------             --------            --------

Net income                                           $ 35.8             $ 27.8             $  106.0            $   80.9
                                                     ======             ======             ========            ========

Weighted average number of common shares
 outstanding                                           53.2               55.4                 53.3                55.9
                                                     ======             ======             ========            ========

PER COMMON SHARE AMOUNTS:

Net income                                           $ 0.67             $ 0.50             $   1.99            $   1.45
                                                     ======             ======             ========            ========

Dividends                                            $ 0.27             $ 0.24             $   0.81            $   0.72
                                                     ======             ======             ========            ========

                 See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                     -------------------------------------
                                                                     September 30, 1995    October 1, 1994
                                                                     ------------------    ---------------
OPERATING ACTIVITIES:
---------------------
Net income                                                                  $ 106.0            $  80.9
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation                                                                  69.5               64.3
 Amortization                                                                   9.3               10.6
 Deferred taxes                                                                  .1               (1.5)
 Net change in assets and liabilities net of the effect of
  foreign currency translation  and divested operations                       (75.6)             (12.7)
                                                                            -------            -------

Net cash provided by operating activities                                     109.3              141.6
                                                                            -------            -------

INVESTING ACTIVITIES:
---------------------
Purchase of property, plant and equipment                                    (120.8)            (100.6)
Proceeds from sale of assets and business divestitures                          1.2               11.8
Other                                                                         (10.8)              (8.6)
                                                                            -------            -------

Net cash used in investing activities                                        (130.4)             (97.4)
                                                                            -------            -------

FINANCING ACTIVITIES:
---------------------
Net decrease in short-term debt                                                (4.2)             (26.6)
Net increase in long-term debt                                                 90.3               52.6
Dividends paid                                                                (43.1)             (40.2)
Purchase of treasury stock                                                    (23.6)             (43.6)
Other                                                                           2.4               11.0
                                                                            -------            -------

Net cash provided by (used in) financing activities                            21.8              (46.8)
                                                                            -------            -------

Effect of foreign currency translation on cash balances                          .1                 .2
                                                                            -------            -------

Increase (decrease) in cash and cash equivalents                                 .8               (2.4)
                                                                            -------            -------

Cash and cash equivalents, beginning of period                                  3.1                5.8
                                                                            -------            -------

Cash and cash equivalents, end of period                                    $   3.9            $   3.4
                                                                            =======            =======

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

     The third quarters of 1995 and 1994 consisted of thirteen-week periods ending September 30, 1995 and October 1, 1994, respectively. The interim results of operations are not necessarily indicative of future financial results.


2.   FOREIGN CURRENCY TRANSLATION

     Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during the three and nine months ended September 30, 1995 resulted in losses of $.4 million and $1.1 million, respectively. For the three and nine months ended October 1, 1994, transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies resulted in a gain of $.4 million and a loss of $.4 million, respectively.

3.   INVENTORIES

     Inventories consisted of (in millions):


                                   September 30, 1995    December 31, 1994
                                   ------------------    -----------------
        Raw materials                     $ 91.8               $ 81.6
        Work in progress                    66.5                 55.9
        Finished goods                     115.9                105.2
        LIFO adjustment                    (38.4)               (36.3)
                                          ------               ------
                                          $235.8               $206.4
                                          ======               ======

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



4.   INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

     Accumulated amortization of intangible assets at September 30, 1995 and December 31, 1994 was $39.0 million and $35.3 million, respectively.


5.   RESEARCH AND DEVELOPMENT

     Research and development expense for the three and nine months ended September 30, 1995 was $12.9 million and $38.6 million respectively. For the three and nine months ended October 1, 1994, research and development expense was $12.1 million and $35.9 million, respectively.

6.   SUBSEQUENT EVENT

     On November 7, 1995, the Company signed a definitive agreement to sell a portion of its North American label converting operations for approximately $95 million to CCL Industries Inc., a major North American consumer goods packaging company.

     These businesses account for approximately 2 percent of the Company's total sales. The portion of the Converted Products sector being sold had sales of $48.6 million during the nine months ended September 30, 1995. Net proceeds from the sale will be used for general corporate purposes, including funding capital spending, an accelerated profit improvement program, debt repayment and share repurchase.

     Subject to customary conditions, including expiration or early termination of the Hart-Scott-Rodino waiting period, closing is anticipated before year-end.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS: FOR THE QUARTER
--------------------------------------

Quarterly sales increased to $783.5 million, a 7 percent increase over third quarter 1994 sales of $733.7 million. Excluding the impact of business divestitures and changes in foreign currency exchange rates, sales increased 5 percent.

The gross profit margin for the quarter was 30 percent compared to 31.7 percent for the third quarter of 1994. The decrease was primarily due to a shift in product mix and plant and major equipment start-up costs.

Marketing, general and administrative expense, as a percent of sales, was 21.3 percent compared to 24.4 percent a year ago. The improvement was the result of benefits derived from the Company's 1994 cost reduction programs, a shift in product mix and increased sales.

Interest expense, as a percent of sales, increased to 1.5 percent compared to
1.3 percent for the third quarter of 1994 as a result of higher debt levels.

Income before taxes, as a percent of sales, increased to 7.1 percent for the quarter compared to 5.9 percent a year ago. The improvement was due primarily to lower marketing, general and administrative expenses, as a percent of sales. The effective tax rate for the quarter was 36 percent compared to 36.2 percent for the third quarter of 1994.

Net income increased 29 percent to $35.8 million compared to $27.8 million for the same period last year. Earnings per share for the quarter increased to $.67 per share compared to $.50 per share a year ago, a 34 percent increase.

Result of Operations by Business Sector

The pressure-sensitive adhesives and materials sector reported strong sales and solid profitability improvements for the third quarter of 1995 compared to the same period last year. The U.S. operations reported strong sales growth that included pricing actions. While operating margins remained strong, investments in plant and major equipment start-up costs negatively impacted the profitability of the U.S. businesses. The European businesses reported a significant sales increase for the quarter due to pricing actions, volume growth and changes in foreign currency rates. Profitability also increased significantly for these businesses primarily due to a shift in product mix and the favorable impact from cost reduction programs implemented in 1994.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The office products sector reported increased sales and significant profitability growth for the third quarter compared to the same period last year. Increased sales for U.S. operations were fueled by strong sales growth for Avery-brand labels and indexes, but were partially offset by the elimination of lower margin business. Profitability increased significantly as a result of successful new products, an improved product mix and benefits from the 1994 cost reduction programs, including the consolidations of distribution warehouses and sales forces in the U.S. The European office products operations reported increased sales primarily due to sales growth at the European office labels businesses and changes in foreign currency rates. Profitability increased due to new products, an improved product mix and the favorable impact from cost reduction programs implemented in 1994.

The converted products sector reported increased sales and comparable profitability. The U.S. converting businesses reported a decline in sales and profitability for the quarter. On November 7, 1995, the Company signed a definitive agreement to sell a portion of its North American label converting businesses to CCL Industries Inc., a major North American consumer goods packaging company. These businesses account for approximately 10 percent of the sector's sales and 2 percent of the Company's total sales. The international converting businesses reported a significant increase in sales and profitability for the quarter. Sales were boosted by successful new products and changes in foreign currency rates. Profitability increased significantly from prior year primarily as a result of new products and an improved product mix.


RESULTS OF OPERATIONS: NINE MONTHS YEAR-TO-DATE
-----------------------------------------------

Sales for the first nine months increased 10 percent to $2.34 billion compared to $2.12 billion for the corresponding period of 1994. Excluding the impact of business divestitures and changes in foreign currency exchange rates, sales increased 8 percent.

The gross profit margins for the first nine months of 1995 and 1994 were 30.8 percent and 31.7 percent, respectively. The decrease was primarily due to a shift in product mix, plant and major equipment start-up costs, and $2.4 million in expense related to LIFO inventories compared to a benefit of $.6 million for the first nine months of 1994.

Marketing, general and administrative expense, as a percent of sales, declined to 22.2 percent compared to 24.1 percent. The decrease was primarily attributable to benefits from the Company's 1994 cost reduction programs, a shift in product mix and increased sales.

Interest expense, as a percent of sales, was 1.4 percent for the year compared to 1.6 percent for the nine month period in 1994. Interest expense increased in 1995 as a result of higher debt levels but was more than offset by the impact of increased sales.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Income before taxes, as a percent of sales, was 7.1 percent compared to 6 percent for the same period last year. The improvement was primarily due to lower operating and interest expenses as a percent of sales. The year-to-date effective tax rates for the first nine months of 1995 and 1994 were 36 percent and 36.7 percent, respectively. The decrease reflects the recognition of benefits from tax loss carryforwards in Europe.

Net income increased 31 percent to $106 million for the first nine months of 1995 compared to $80.9 million for the same period last year. Earnings per share increased 37 percent to $1.99 compared to $1.45 for the corresponding period of prior year.

Results of Operations by Business Sector

The pressure-sensitive adhesives and materials sector reported increased sales and profitability for the first nine months of 1995 compared to the same period last year. The U.S. operations reported a significant increase in sales due to pricing actions and unit volume growth. Plant and major equipment start-up costs for capacity expansion negatively impacted profitability at the U.S. businesses. Sales for the European operations increased significantly primarily as a result of pricing actions, volume growth from improved economic conditions and changes in foreign currency rates. Profitability also increased significantly primarily due to sales growth, lower operating expenses as a percent of sales and a more favorable product mix.

The office products sector reported solid sales and significant profitability growth for the first nine months of 1995 compared to the prior year. The U.S. operations reported solid sales growth and significant profitability improvements. Significant sales growth for Avery-brand labels and indexes were partially offset by the elimination of lower margin business. Profitability increased significantly for the U.S. operations due to successful new products, an improved product mix and benefits from the 1994 cost reduction programs, including the consolidations of distribution warehouses and sales forces in the U.S. The European operations reported significant sales growth primarily from increased sales at the European office labels businesses, improved economic conditions and changes in foreign currency rates. A more favorable product mix coupled with cost reduction actions taken in previous years led to significant profitability increases over the same period last year.

The converted products sector reported increased sales and profitability for the first nine months of 1995 compared to 1994. The U.S. converting businesses reported increased sales and decreased profitability for the period. New products, an improved European economy and changes in foreign currency rates boosted sales for the international converting businesses, while an improved product mix and lower operating expenses on increased sales resulted in significantly higher profitability.

FINANCIAL CONDITION
-------------------

Total debt increased $87.4 million to $508.1 million from year end 1994 primarily as a result of increased working capital requirements needed to fund the Company's sales growth. Total debt to total capital was 39.4 percent at end of the third quarter of 1995 and 36.6 percent at year end 1994.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Average working capital, excluding short-term debt, as a percentage of sales, increased to 10.7 percent from 10 percent a year ago. Average inventory turnover for the quarter ended September 30, 1995 was 9.3 compared to 9.5 in the corresponding period of the prior year; the average number of days sales outstanding in accounts receivable was 56 days for both periods.

Capital spending for the quarter was $45.7 million compared to $48 million a year ago. Year to date capital spending totaled $120.8 million in 1995 and $100.6 million in 1994. Total capital spending for 1995 is expected to be approximately $180 million.

Net cash flows provided by operating activities for the first nine months of 1995 and 1994 totaled $109.3 million and $141.6 million, respectively. The decrease was primarily due to increased working capital requirements which were partially offset by the increase in net income. In addition to cash flows from operations, the Company has more than adequate financing arrangements to conducts its operations.

Shareholders' equity increased to $783.1 million from $729 million at year end 1994. The cost of treasury stock held, net of shares reissued under the Company's stock and incentive plans, increased to $271.7 million from $253.4 million at year end 1994.

                          PART II.  OTHER INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
a. Exhibit 10.31: Executive Variable Deferred Retirement Plan ("EVDRP") is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on November 3, 1995 (File No. 33-63979).

     Exhibit 11: Computation of Net Income Per Share Amounts.

     Exhibit 27: Article 5, Financial Data Schedule

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 1995.

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


                                            AVERY DENNISON CORPORATION
                                            --------------------------
                                                   (Registrant)




Date: November 13, 1995                     /s/ R. Gregory Jenkins
                                            --------------------------------
                                            R. Gregory Jenkins
                                            Senior Vice President - Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer)




Date: November 13, 1995                     /s/ Thomas E. Miller
                                            --------------------------------
                                            Thomas E. Miller
                                            Vice President and Controller
                                             (Chief Accounting Officer)