Form 10-K
period 1995-12-30
AVERY DENNISON CORPORATION
filed 1996-03-29
CIK 8818

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------    ----------------
    COMMISSION FILE NUMBER 1-7685

                          AVERY DENNISON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-1492269
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

   150 NORTH ORANGE GROVE BOULEVARD,                    91103
         PASADENA, CALIFORNIA                        (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (818) 304-2000
Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH
                                                  EXCHANGE ON WHICH
            TITLE OF EACH CLASS                      REGISTERED
            -------------------                   -----------------
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
                                                  -------    -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates as of February 27, 1996, was approximately $2,871,381,513.

  Number of shares of common stock, $1 par value, outstanding as of February 27, 1996: 52,798,966.

  The following documents are incorporated by reference into the Parts of this report below indicated:

                    DOCUMENT                    INCORPORATED BY REFERENCE INTO:
                    --------                    -------------------------------
   Annual Report to Shareholders for fiscal               PARTS I, II
       year ended December 30, 1995
        (the "1995 Annual Report")
    Definitive Proxy Statement for Annual                PARTS III, IV
      Meeting of Stockholders to be held
 April 25, 1996 (the "1996 Proxy Statement")

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

  The principal business of Registrant and its subsidiaries (Registrant and its subsidiaries are sometimes hereinafter referred to as the "Company") is the production of self-adhesive materials. Some are "converted" into labels and other products through embossing, printing, stamping and die-cutting, and some are sold in unconverted form as base materials, tapes and reflective sheeting. The Company also manufactures and sells a variety of office products and other items not involving pressure-sensitive components, such as notebooks, three-ring binders, organizing systems, felt-tip markers, glues, fasteners, business forms, tickets, tags, and imprinting equipment.

  A self-adhesive material is one that adheres to a surface by mere press-on contact. It consists of four elements--a face material, which may be paper, metal foil, plastic film or fabric; an adhesive which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces, and which can also serve as the carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive, and the label or other device is pressed or rolled into place.

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

  International operations, principally in Western Europe, constitute a significant portion of the Company's business. In addition, the Company is currently expanding operations in Asia Pacific, Latin America and Eastern Europe. Aside from certain risks normally attending international operations, such as changes in economic conditions, currency fluctuation, exchange control regulations and the effect of international relations and domestic affairs of non-U.S. countries on the conduct of business, the nature of these operations and the countries in which they are conducted are such as to present no business risks which would have a material adverse effect on the Company.

  The Company manufactures and sells its products from 200 manufacturing facilities and sales offices located in 33 countries, and employs a total of approximately 15,500 persons worldwide.

  No material part of the Company's business is dependent upon a single customer or a few customers and the loss of a particular customer or a few customers would not have a material adverse effect on the Company's business. However, sales of the Company's U.S. office products sector are increasingly concentrated in a small number of major customers, principally discount office products superstores and distributors (see Note 4 of Notes to Consolidated Financial Statements on page 47 of the 1995 Annual Report, which is incorporated by reference). United States export sales are an insignificant part of the Company's business. Backlogs are not considered material in the industries in which the Company competes.

  The Company's business is separated into three principal industry sectors-- Pressure-Sensitive Adhesives and Materials, Office Products, and Converted Products. The Company's operations within each of these three sectors are further divided organizationally into various groups, each consisting of divisions which manufacture products similar in nature or sell to similar markets.

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS SECTOR

  These units manufacture and sell Fasson- and Avery-brand pressure-sensitive base materials generally in unconverted form, and include Materials North America, European Operations--Materials, Automotive and Graphic Systems, and Chemical Divisions. Base materials consist primarily of papers, fabrics, plastic films and metal foils which are primed and coated with Company-developed and purchased adhesives and laminated with specially coated backing papers and films for protection. They can be sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. The business of these units is not seasonal.

  Materials North America (including units in Canada, Mexico, South America, Australia and Asia Pacific) and European Operations--Materials (including a unit in South Africa) manufacture and sell a wide range of pressure-sensitive coated papers, films and foils, in roll and sheet form, to label printers, converters and merchant distributors for labeling, decorating, fastening, electronic data processing and special applications, and also provide paper and film stock for use in a variety of industrial, commercial and consumer applications. Certain units also manufacture and sell proprietary film face stocks and specialty insulation paper. Specialty tapes are sold to industrial and medical converters and original equipment manufacturers, and to disposable-diaper producers throughout the world. During 1995, the Company established distribution centers in Mexico, Chile and Brazil.

  Automotive and Graphic Systems units manufacture and sell a variety of films and other products to the worldwide automotive, architectural, printing and graphics markets. These units sell durable cast and reflective films to the construction, automotive after-market, fleet transportation, sign and industrial equipment markets, and retroreflective films for government and traffic applications. In converted form, these products and the Company's Dry Paint products, including Avloy and Avcoat products, are supplied to automotive original equipment manufacturers. In addition, these units sell specialty print-receptive films to the industrial label and office products markets, metallic dispersion products to the packaging industry and proprietary woodgrain film laminates for housing exteriors and automotive applications.

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

  Office products units in North America and Europe manufacture and sell a wide range of products for home, school and office uses, including pressure-sensitive labels, laser and ink-jet printer labels and software, binders, dividers, presentation and organizing systems (including indexing and tabbing guides), adhesive products, marking devices and numerous other office products. These units produce the Avery-brand line of stock self-adhesive products, including copier, laser and ink-jet labels and related software; laser-printer card and index products; unprinted labels; correction tape; file folder, color-coding and data-processing labels; notebooks; notebook and presentation dividers; three-ring binders; sheet protectors; and various vinyl and heat-sealed products. These operations also manufacture and sell a wide range of other stationery products, including felt-tip markers, adhesives and specialty products under brand names such as Avery, Marks-A-Lot and HI-LITER, and accounting products, note pads and business forms under the Avery and National brand names.

  Office products units in the United Kingdom also manufacture and distribute office products and accessories including plastic desk and office accessories, computer storage units, filing racks and cabinets, organizers, index systems and related items, and a wide range of manila files, folders and wallets, lever arch files, suspension files and project covers under the Myers and Guidex brand names. Office products units in France produce a line of Doret- and Cheval-brand binder and document protection products.

  Office products units are generally leaders in most markets in which they compete even though they must compete with other large manufacturers on a global basis. Among the principal competitors in the office products business are Esselte AB, American Brands, Inc. and Minnesota Mining and Manufacturing Co. The Company believes that its ability to service its customers with an extensive product line, its distribution strength, and its ability to develop internally and to commercialize successfully new products are probably the most important factors in developing and maintaining the various units' competitive position.

CONVERTED PRODUCTS SECTOR

  Converted products units manufacture and sell a wide range of converted products including labels, tags, fasteners and automated labeling and imprinting equipment to a wide variety of customers for industrial and retail applications. They include European Operations, Converted and Fastener Products and Label Ventures businesses. Converted products include pressure-sensitive base materials, and paper or plastic film which are converted into labels and other products by embossing, printing, stamping and die-cutting. These products are sold by units in this sector directly to manufacturers and packagers and retailers, as well as through international subsidiaries, distributors and licensees. The business of these units is not seasonal. In December 1995, the Company sold certain non-strategic North American label converting businesses, and reorganized the North American units under Converted and Fastener Products and Label Ventures businesses.

  The European Operations group manufactures and sells a wide range of custom pressure-sensitive labels for functional, decorative and information purposes, and automated label application and imprinting machines to the automotive, pharmaceutical, cosmetic, durable goods and consumer packaged goods markets. Its products are sold by subsidiaries located in Europe. This group also furnishes production, merchandising and technical information to independent licensees operating in several foreign countries to assist them in converting self-adhesive base materials, and in selling a product line similar to that of the group's subsidiaries.

  The Converted Products businesses produce custom pressure-sensitive and heat-transfer labels for the automotive, durable goods, information automation and consumer packaged goods industries. Custom pressure-sensitive products for the automotive and durable goods markets are sold directly to a wide range of industrial users in North America, and custom pressure-sensitive labels and specialty forms/label combination products are sold to the electronic data processing market, primarily in North America. Self-adhesive stamps are also produced for the U.S. and international postal services by the Label Ventures businesses. Soabar Products and Fastener Divisions design, fabricate and sell a wide variety of tags and labels and an established line of machines for imprinting, dispensing and attaching preprinted roll tags and labels. The machine products are designed for use with tags as a complete system. These units also design, assemble and sell integrated shipping and receiving systems. Principal markets include apparel, retail and industrial companies for identification, tracking and control applications principally in North America, Europe and Asia Pacific. The Fastener Division produces plastic tying and attaching products for retail and industrial users. Products are sold directly to end users and internationally through subsidiaries, as well as through distributors and licensees in other countries.

  These business units usually occupy a solid position in most markets in which they compete, although many face strong local competition. The Company believes that its diverse technical foundation, including a significant range of electronic imprinting and data control systems, high speed printers, automatic labeling systems and fastening devices are probably the most important factors in developing and maintaining the various units' competitive position.

ASIA PACIFIC GROUP

  The Asia Pacific Group was created in 1994 to strengthen and expand the Company's presence in the Asia Pacific region. Divisions in the Group are included in the three industry sectors described above for financial reporting purposes. Included in the Group are Fasson Australia, which manufactures and sells pressure-sensitive base materials in Australia and New Zealand; Soabar Hong Kong, which produces and sells promotional and price marking bar-coded tags and labels for the Asian garment industry; Avery Dennison Australia, which manufactures office product labels, variable-information printed labels and Therimage-brand decorating systems for distribution in the Asia Pacific region; and Avery China and Avery Korea, which manufacture and distribute pressure-sensitive base materials principally in their respective countries. Also included in the Asia Pacific Group are organizations for the distribution of fasteners, base materials and office products in Southeast Asia and Japan, including Hong Kong and Singapore. In 1995, the Company constructed a base materials manufacturing plant, located near Shanghai, China, which began production in the second half of the year. In 1996, the Company plans to expand its distribution operations into other Asia Pacific countries.

RESEARCH AND DEVELOPMENT

  Many of the Company's current products are the result of its own research and development efforts. The Company expended $52.7 million, $49.1 million and $45.5 million in 1995, 1994 and 1993, respectively, on research related activities by operating units and the Avery Research Center (the "Research Center"), located in Pasadena, California. A substantial amount of the Company's research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to two or more of the Company's industry sectors, and cannot readily be allocated among such sectors. In addition, many such expenditures are for products and projects at a relatively early stage of development, and the sector in which they will be utilized cannot be determined at the time the expenditures are made. However, research and development expenditures which can be identified by Company industry sectors are approximately proportional to the percentages of Company sales represented by each such sector.

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

THREE-YEAR SUMMARY OF SECTOR INFORMATION

  The Business Sector Information attributable to the Company's operations for the three years ended December 30, 1995, which appears in Note 10 of Notes to Consolidated Financial Statements on pages 51 and 52 of the 1995 Annual Report, is incorporated herein by reference.

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

  Major research efforts have been directed toward development of new adhesives and solvent-free adhesive processing systems. Emulsion and hot-melt adhesives and solventless silicone systems have been installed at the Company's Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; Rancho Cucamonga, California; Quakertown, Pennsylvania; Rodange, Luxembourg; Turnhout, Belgium; Hazerswoude, The Netherlands; and Cramlington, England facilities, as well as other plants in the United States, Australia, Brazil, France, Germany, Korea and China.

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

ITEM 2. PROPERTIES

  The Company operates 30 principal manufacturing facilities ranging in size from approximately 100,000 square feet to approximately 370,000 square feet and totaling over 5 million square feet. The following sets forth the locations of such principal facilities and the business sectors for which they are presently used:

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS SECTOR

  Domestic--Painesville and Fairport, Ohio; Peachtree City, Georgia;
            Quakertown, Pennsylvania; Rancho Cucamonga, California; Greenfield, Fort Wayne, Lowell and Schererville, Indiana.

  Foreign--Hazerswoude, The Netherlands; Cramlington, England; Champ-sur-
           Drac, France; Turnhout, Belgium; Ajax, Canada; Rodange, Luxembourg; and Haan, Germany.

OFFICE PRODUCTS SECTOR

  Domestic--Torrance, California; Gainesville, Georgia; Rochelle and Rolling
            Meadows, Illinois; Chicopee and Springfield, Massachusetts; Meridian, Mississippi; and Crossville, Tennessee.

  Foreign--Bowmanville, Canada; and La Monnerie and Troyes, France.

CONVERTED PRODUCTS SECTOR

  Domestic--Philadelphia, Pennsylvania; Framingham, Massachusetts; and
            Clinton, South Carolina.

  In addition to the Company's principal manufacturing facilities described above, the Company's principal facilities include its corporate headquarters facility in Pasadena, California, offices located in Wooburn Green, England; Leiden, The Netherlands; Concord, Ohio and Framingham, Massachusetts and the Research Center, located in Pasadena, California.

  All of the Company's principal properties identified above are owned in fee except the Torrance, California; Rolling Meadows, Illinois; Springfield, Massachusetts; Ajax, Canada; and small portions of the Framingham, Massachusetts; and La Monnerie, France facilities, all of which are leased.

  All of the buildings comprising the facilities identified above were constructed after 1954 except parts of the Framingham, Massachusetts plant and office complex, construction of the first portion of which was completed in 1893 and which has been enlarged on several occasions thereafter. All buildings owned or leased are well maintained and of sound construction, and are considered suitable and generally adequate for the

Company's present needs. The Company intends to expand capacity and provide facilities to meet future increased demand. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except for mortgage liens against the Meridian, Mississippi; La Monnerie and Troyes, France and Turnhout, Belgium plants and three other facilities not listed separately above.

ITEM 3. LEGAL PROCEEDINGS

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency ("EPA") and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") for past and future cleanup costs at hazardous waste sites. The Company has been designated by the EPA and/or other responsible state agencies as a PRP at 16 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to three of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued.

  The Registrant and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. In the opinion of the Company's management, the resolution of these matters will not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT*

                                         SERVED AS                FORMER POSITIONS AND
              NAME              AGE    OFFICER SINCE             OFFICES WITH REGISTRANT
              ----              ---    -------------             -----------------------
 Charles D. Miller               68     May 1965              1964-1983            Various positions of
  Chairman and Chief                                                               increasing
  Executive Officer                                                                responsibility
  (Also Director of
  Registrant)

 Philip M. Neal                  55     January 1974          1974-1990            Various positions of
  President and Chief                                                              increasing
  Operating Officer                                                                responsibility
  (Also Director of                                           1990                 Executive Vice President
  Registrant)

 R. Gregory Jenkins              59     July 1981             1974-1988            Various positions of
  Senior Vice President,                                                           increasing
  Finance and Chief Financial                                                      responsibility
  Officer

Robert J. Keegan                 48     August 1995         **1972-1989            Various positions of
  Executive Vice President and                                                     increasing
  Global Strategy Officer                                                          responsibility with
                                                                                   Eastman Kodak Company
                                                            **1990-1991            President, Kodak Spain,
                                                                                   Eastman Kodak Company
                                                            **1991-1995            Vice President, Consumer
                                                                                   Imaging Business
                                                                                   Manager, Europe, Middle
                                                                                   East, Africa Eastman
                                                                                   Kodak Company

 Alan J. Gotcher                 46     November 1984         1984-1990            Vice President,
  Senior Vice President,                                                           Corporate Research
  Manufacturing and Technology

 Robert G. van Schoonenberg      49     December 1981                              None
  Vice President, General
  Counsel and Secretary

 Wayne H. Smith                  54     June 1979                                  None
  Vice President and Treasurer

 Thomas E. Miller                48     March 1994            1973-1990            Various positions of
  Vice President and                                                               increasing
  Controller                                                                       responsibility
                                                              1990-1993            Assistant Controller
                                                              1993-1994            V.P. and Assistant
                                                                                   Controller

 Diane B. Dixon                  44     December 1985         1982-1985            Director of
  Vice President, Corporate                                                        Communications
  Communications

 Susan B. Garelli                44     October 1994        **1987-1991            V.P., Human Resources,
  Vice President,                                                                  Columbia Pictures
  Human Resources                                                                  Entertainment, Inc.
                                                            **1991-1993            Senior V.P., Human
                                                                                   Resources and Corporate
                                                                                   Communications, JWP,
                                                                                   Inc.
                                                            **1993-1994            Consultant, JWP, Inc.

- -------
 * All officers are elected to serve a one year term and until their successors are elected and qualify.
** Business experience prior to service with Registrant.

                                      SERVED AS                FORMER POSITIONS AND
              NAME              AGE OFFICER SINCE             OFFICES WITH REGISTRANT
              ----              --- -------------             -----------------------
 Paul B. Germeraad              48  May 1991      **1989-1991 Director, Flexible
  Vice President and Director,                                Packaging Technical
  Corporate Research                                          Group, James River
                                                              Corporation

 Johan J. Goemans               52  October 1992    1975-1990 Various positions of
  Vice President, Management                                  increasing
  Information Systems                                         responsibility
                                                    1991-1992 Director of Distribution
                                                              and Logistics, Fasson
                                                              Roll Division U.S.

 James L. Fletcher                                  1988-1991 Senior Manufacturing
  Vice President, Customer                                    Systems Consultant
  Service and Logistics                             1991-1993 V.P., Customer Logistics

 Gary A. McCue                   59 November 1987   1987-1994 Vice President and
  Vice President, Strategic                                   Controller
  Value Development                                      1994 Vice President,
                                                              Corporate Value Planning
                                                              and Development

 Kim A. Caldwell                 48 June 1990       1974-1985 Various positions of
  Senior Group Vice President,                                increasing
  Worldwide Materials                                         responsibility
                                                    1985-1990 Vice President and
                                                              General Mgr., Fasson
                                                              Roll Div. (U.S.)

 Geoffrey T. Martin              41 January 1994    1986-1988 Managing Director, Label
  Senior Vice President,                                      Systems
  European Operations                                         1988-1992 V.P. and General
                                                              Manager, Label Systems
                                                              UK and Ireland
                                                    1992-1993 V.P., Office Products
                                                              Group Europe
                                                    1993-1994 Group Vice President,
                                                              Converting and Office
                                                              Products Europe

 Donald L. Thompson              54 October 1993    1973-1988 Various positions of
  Group Vice President, Office                                increasing
  Products                                                    responsibility
                                                    1988-1993 V.P. and General
                                                              Manager, Commercial
                                                              Products Division
                                                     1993     V.P., Sales and Customer
                                                              Operations, North
                                                              America

 James E. Shaw                   64 February 1994   1986-1991 V.P. and General
  Group Vice President,                                       Manager, Graphic Systems
  Automotive and Graphic                                      Division
  Systems                                           1991-1994 V.P. and General
                                                              Manager, Automotive and
                                                              Graphic Systems
                                                              Divisions

 Robert D. Fletcher              60 March 1976      1967-1988 Various positions of
  Group Vice President, Asia                                  increasing
  Pacific                                                     responsibility
                                                    1988-1993 Group Vice President,
                                                              International Converting
                                                              Group

 Donald R. McKee                 59 December 1995   1971-1989 Various positions of
  Group Vice President,                                       increasing
  Converted and Fastener                                      responsibility
  Products, North America                           1989-1993 Vice President and
                                                              General Manager, Fasson
                                                              Films Division
                                                    1993-1995 Vice President and
                                                              General Manager, Soabar
                                                              Systems Division
                                                     1995     Vice President, Soabar
                                                              Products and Fastener
                                                              Divisions

- -------
 * All officers are elected to serve a one year term and until their successors are elected and qualify.
** Business experience prior to service with Registrant.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information called for by this item appears on page 56 of Registrant's 1995 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Selected financial data for each of Registrant's last five fiscal years appears on pages 34 and 35 of Registrant's 1995 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                    1995      1994      1993
                                                  --------  --------  --------
                                                    (DOLLARS IN MILLIONS)
Sales............................................ $3,113.9  $2,856.7  $2,608.7
Cost of sales....................................  2,156.6   1,948.9   1,790.6
                                                  --------  --------  --------
Gross profit.....................................    957.3     907.8     818.1
Marketing, general and administrative expenses...    689.8     691.9     642.7
Net gain on divestitures and restructuring
 charges.........................................      1.5       --        --
                                                  --------  --------  --------
Earnings before interest and taxes...............    269.0     215.9     175.4
Gross profit (percent)...........................     30.7%     31.8%     31.4%
Earnings before interest and taxes (percent).....      8.6%      7.6%      6.7%

  Sales increased to $3.11 billion in 1995, a 9 percent increase over 1994 sales of $2.86 billion. During the fourth quarter of 1995, the Company sold a portion of its North American label converting operations. These businesses accounted for approximately 2 percent of the Company's total sales. Excluding the impact of business divestitures and changes in foreign currency exchange rates for 1995, sales increased approximately 7 percent. In 1994, sales increased 10 percent over 1993 sales of $2.61 billion. Changes in foreign currency had little effect on 1994 total year sales. Each of the Company's 1995, 1994 and 1993 fiscal years consisted of 52 weeks. The Company's sales growth rate may moderate during 1996 if there is slower economic growth.

  Gross profit margins for the years ended 1995, 1994 and 1993 were 30.7 percent, 31.8 percent and 31.4 percent, respectively. The decrease during 1995 was primarily due to a shift in product mix, plant and major production line start-ups, and $1.6 million in expense related to LIFO inventories compared to a benefit of $400,000 for 1994. Gross profit margins during 1994 improved compared to 1993 primarily due to productivity improvements throughout the Company and an improved product mix on increased sales. The gross profit margin in 1994 increased despite plant start-up costs for a number of large facilities, rising raw material prices for all business sectors and almost no benefit from the reduction of LIFO inventories compared to a benefit of $11.4 million in 1993.

  Marketing, general and administrative expense as a percent of sales was 22.2 percent in 1995, 24.2 percent in 1994 and 24.6 percent in 1993. The ongoing improvement during 1995 was primarily attributable to benefits from the Company's cost reduction programs, a shift in product mix and increased sales. The improvement in 1994 over 1993 was primarily attributable to cost reduction efforts throughout the Company on increased sales and was achieved despite major investments in geographic expansion, business realignment and new product programs.

  Business restructuring actions were taken during the fourth quarter of 1995 resulting in a net pretax gain of $1.5 million. Consistent with the Company's strategic plan and in order to improve future profitability, the Company took specific actions to restructure certain operations, including the sale of certain nonstrategic North

American label converting businesses. Certain businesses which no longer met the Company's strategy for converting technology were sold for $95 million. A $40.7 million pretax gain on the sale of these businesses was offset by the Company's current restructuring program, which had an estimated cost of $39.2 million. The restructuring program included the closure of four plants and the reorganization of certain manufacturing, distribution and administrative sites. These costs consisted of severance and related costs for approximately 400 positions worldwide ($16.2 million), discontinuance of product lines and related asset write-offs ($13.1 million), and plant closure and other costs ($9.9 million). The Company's restructuring programs are expected to take approximately 9 to 18 months to complete and will result in estimated annual savings of $14 to $17 million when fully implemented. These programs are an integral part of the Company's ongoing effort to identify opportunities to improve its administrative and manufacturing cost structures.

  Interest expense as a percent of sales was 1.4 percent in 1995, 1.5 percent in 1994 and 1.7 percent in 1993. Interest expense increased in 1995 due to higher debt levels but was more than offset by the impact of increased sales. The decrease in 1994 was due to comparable interest expense on increased sales.

  Income before taxes, as a percent of sales, was 7.2 percent for 1995, 6.1 percent for 1994 and 5.1 percent for 1993. The improvement during 1995 was primarily due to lower operating and interest expenses as a percent of sales. The increase in 1994 over 1993 was primarily due to improved gross profit margins and lower operating expenses as a percent of sales. The effective tax rate was 36 percent in 1995, 36.7 percent in 1994, and 37 percent in 1993.

                                                             1995   1994  1993
                                                            ------ ------ -----
                                                               (IN MILLIONS,
                                                             EXCEPT PER SHARE
                                                                 AMOUNTS)
Net income................................................. $143.7 $109.4 $84.4
Earnings per share.........................................   2.70   1.97  1.46
Average shares outstanding.................................   53.3   55.6  58.0

  Net income increased to $143.7 million in 1995 compared to $109.4 million in 1994 and $84.4 million in 1993, reflecting a 31 percent increase over 1994 and the Company's fifth consecutive year of improved profitability. Earnings per share reached a record high of $2.70 in 1995 compared to $1.97 in 1994, a 37 percent increase. Excluding the effect of accounting changes, net income for 1993 was $83.3 million, or $1.44 per share. Net income, as a percent of sales, was 4.6 percent, 3.8 percent and 3.2 percent in 1995, 1994 and 1993, respectively.

RESULTS OF OPERATIONS BY BUSINESS SECTOR
PRESSURE-SENSITIVE ADHESIVES AND MATERIALS

                                                        1995     1994     1993
                                                      -------- -------- --------
                                                            (IN MILLIONS)
Sales................................................ $1,739.4 $1,538.2 $1,336.9
Income from operations before interest and taxes.....    156.8    150.7    126.4

  The pressure-sensitive adhesives and materials sector reported increased sales and profitability for 1995 compared to 1994. Profitability for the sector increased during 1995 despite $15.1 million in restructuring charges taken during the fourth quarter. The U.S. operations reported a significant increase in sales due to unit volume growth and pricing actions. Profitability improvement was primarily due to sales growth and lower operating expenses as a percent of sales, but was partially offset by plant and major equipment start-up costs for capacity expansion, and the reorganization of certain manufacturing sites. Sales for the European operations increased significantly primarily as a result of volume growth from improved economic conditions over 1994, pricing actions and changes in foreign currency rates. Profitability increased, despite costs taken for restructuring programs, primarily as a result of sales growth, lower operating expenses as a percent of sales and a more favorable product mix.

  The pressure-sensitive adhesives and materials sector reported significant sales and profitability improvements for 1994 compared to 1993. The U.S. operations reported a significant sales increase due to improved economic conditions in major markets, and revenue and unit volume growth as a result of new products and pricing actions. Solid profitability improvement was primarily due to sales growth and cost reduction programs. Improved economic conditions, pricing actions, and volume growth led to a significant sales increase for the European operations. The sales growth, coupled with productivity improvements and cost reduction programs, resulted in significant profitability increases for the European operations. The Company experienced no significant adverse effects from the Mexican currency devaluation during 1994.

OFFICE PRODUCTS

                                                            1995   1994   1993
                                                           ------ ------ ------
                                                              (IN MILLIONS)
Sales..................................................... $897.5 $842.4 $792.9
Income from operations before interest and taxes..........   75.2   67.7   59.3

  The office products sector reported solid sales and profitability growth for 1995 compared to 1994. Sector profitability during 1995 was impacted by $15.6 million in restructuring charges recorded during the fourth quarter. The U.S. operations reported increased sales and profitability for 1995. Significant sales growth for Avery-brand labels and indexes were partially offset by the elimination of lower margin business. Profitability increased for the U.S. operations due to successful new products, an improved product mix and cost reduction actions, including the consolidations of distribution warehouses and sales forces in the U.S. The European operations reported significant sales growth due to new products, improved economic conditions and changes in foreign currency rates. A more favorable product mix coupled with cost reduction actions taken in previous years led to significant profitability increases in Europe over 1994.

  The office products sector reported solid sales and profitability growth for 1994 compared to 1993. In the U.S., sales and profitability increased primarily as a result of successful new products and promotional programs and an improved product mix. Profitability improved at the U.S. operations despite significantly lower benefits from the reduction of LIFO inventories in 1994 compared to 1993 and higher costs related to the consolidations of distribution warehouses and sales forces. The European office products businesses reported significantly improved profitability on decreased sales compared to 1993. Decreased sales were primarily due to the effects of non-core product pruning and the weak French economy in early 1994. Profitability improved significantly, primarily as a result of cost reduction actions taken in previous years and an improved product mix, and was achieved despite costs related to continuous business improvement programs.


CONVERTED PRODUCTS

                                                            1995   1994   1993
                                                           ------ ------ ------
                                                              (IN MILLIONS)
Sales..................................................... $611.7 $576.5 $541.4
Income from operations before interest and taxes..........   68.5   31.9   23.1

  The converted products sector reported increased sales for 1995 compared to 1994. Profitability during 1995 included a $40.7 million gain from the sale of certain nonstrategic North American label converting operations, offset by $8.5 million in restructuring charges taken in early December. Excluding the net gain on sale and other restructuring actions, the U.S. converting operations reported increased sales and decreased profitability for 1995. New products, an improved European economy and changes in foreign currency rates increased sales for the international converting businesses, while an improved product mix and lower operating expenses as a percent of sales resulted in significantly higher profitability.

  The converted products sector reported significant profitability improvements on solid sales growth for 1994 compared to 1993. Profitability increased despite costs incurred to improve operations and significantly lower benefits from the reduction of LIFO inventories in 1994 compared to 1993. Sales for the Soabar and fastener businesses increased due to improving retail and apparel markets and new products. Profitability was up significantly primarily due to increased sales, coupled with the elimination of unprofitable product lines and lower operating expenses as a result of cost reduction actions. The international converting businesses reported modest sales growth and decreased profitability for 1994. The effects of an improved European economy on sales was partially offset by sales lost from the elimination of unprofitable lines of business and costs incurred to improve operations. The U.S. label businesses reported a solid increase in sales and significant profitability gains due primarily to increased sales to the automotive, durable and consumer goods markets and lower operating expenses as a percent of sales.

FINANCIAL CONDITION

  Average working capital, excluding short-term debt, as a percent of sales was 9.6 percent in 1995, 10 percent in 1994 and 12.3 percent in 1993. The decrease was primarily due to higher sales and an increase in current liabilities. Average inventory turnover was 9.0 turns in 1995, 9.3 turns in 1994 and 8.7 in 1993; the average number of days sales outstanding in accounts receivable was 55 days in 1995 and 1994, compared to 57 days in 1993.

  Net cash flow from operating activities was $187.9 million in 1995 and $265 million in 1994. The decrease was primarily due to a change in working capital requirements which were partially offset by the increase in net income.

  Total debt increased $28.7 million to $449.4 million compared to year end 1994. Total debt to total capital was 35.5 percent at year end 1995 compared to 36.6 percent at year end 1994. Long-term debt as a percent of total long-term capital decreased to 29 percent from 32.3 percent at year end 1994. During 1995, the Company issued $100 million in principal amount of medium-term notes which have an average interest rate of 7.3 percent and maturities ranging from 2005 to 2025. A portion of the medium-term notes was used to retire short-term debt.

  Shareholders' equity increased to $815.8 million from $729 million at year end 1994. During 1995, the Company repurchased 852,000 shares of common stock at a cost of $35.1 million. The cost of treasury stock held, net of shares reissued under the Company's stock option and incentive plans, at year end 1995 increased $26.5 million to $279.9 million from year end 1994. In January 1995, the Board of Directors authorized the repurchase of an additional five million shares of the Company's outstanding common stock for an aggregate of
15.2 million shares authorized for repurchase. As of year end 1995, a cumulative 10.8 million shares of common stock had been purchased under this authorization.

  The return on average shareholders' equity was 18.6 percent in 1995, 14.8 percent in 1994 and 11 percent in 1993. The improvements during 1995 and 1994 were primarily due to a significant increase in profitability and the Company's share repurchase program. The return on average total capital for those three years was 14.4 percent, 12.1 percent and 9.3 percent, respectively. The increases during 1995 and 1994 were primarily due to profitability improvements and more effective utilization of the Company's assets.

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency and state environmental agencies alleging that the Company is a potentially responsible party (PRP) for past and future cleanup costs at hazardous waste sites. The Company has received requests for information, notices and/or claims with respect to 16 waste sites in which the Company has no ownership interest. Litigation has been initiated by a governmental authority with respect to three of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. Environmental investigatory and remediation projects are also being undertaken on property presently owned by the Company. The Company has accrued liabilities for all sites where it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessments and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued.

LIQUIDITY AND CAPITAL RESOURCES

  In addition to cash flow from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

  The Company's 1995 restructuring program included the sale of certain nonstrategic North American label converting businesses. Sale proceeds of $95 million are being used for general corporate purposes, including funding capital spending, debt repayment, share repurchase and profit improvement programs. The restructuring programs had an estimated cost of $39.2 million, of which $24.5 million remained accrued at year end, related primarily to employee severance and plant closure costs. Total cash expenditures for the restructuring program are estimated at $19.7 million. By year end 1995, approximately $1.5 million had been paid, primarily for employee severance and related costs.

  The Company continues to expand its operations in Asia Pacific, Latin America and Europe. The Company's future results are subject to changes in economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. To manage its exposure to these fluctuations, the Company may enter into currency and interest rate contracts, where appropriate.

  Capital expenditures increased to $190.3 million in 1995 from $163.3 million in 1994. In 1995, capital spending was directed primarily to the pressure-sensitive adhesives and materials businesses. Capital expenditures for 1996 are expected to be approximately $225 million.

  The annual dividends per share increased to $1.11 in 1995 from $.99 in 1994 and $.90 in 1993.

  During 1995, the Company experienced moderate increases in raw materials prices. These inflationary pressures are expected to decrease in 1996 and should be substantially offset by pricing actions and productivity improvements.

FUTURE ACCOUNTING REQUIREMENTS

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 on accounting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 121 requires the Company to review the carrying amounts of its long-lived assets and certain identifiable intangible assets for impairment. If it is determined the carrying amount of the asset is not recoverable, the Company is required to recognize an impairment loss. The accounting standard will be implemented during the first quarter of 1996; however, the loss, if any, has not yet been determined.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is contained in Registrant's Consolidated Financial Statements and the Notes thereto appearing on pages 40 through 52, and in the Report of Independent Certified Accountants on page 53 of Registrant's 1995 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors called for by this item is incorporated by reference from pages 2, 3 and 4 of the 1996 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in
Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 15 of the 1996 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by items 11, 12 and 13 is incorporated by reference from pages 5 through 23 of the 1996 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

  (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 30, 1995.

  (c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

  (d) Those financial statement schedules required by Regulation S-X which are excluded from Registrant's 1995 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AVERY DENNISON CORPORATION


                                          By:  /s/ R. Gregory Jenkins
                                             ----------------------------------
                                                   R. Gregory Jenkins
                                           Senior Vice President, Finance and
                                                 Chief Financial Officer

Dated: March 28, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Charles D. Miller          Chairman and Chief Executive    March 28, 1996
____________________________________  Officer; Director
         Charles D. Miller


       /s/ Philip M. Neal            President and Chief             March 28, 1996
____________________________________  Operating Officer; Director
           Philip M. Neal


     /s/ R. Gregory Jenkins          Senior Vice President,          March 28, 1996
____________________________________  Finance and Chief Financial
         R. Gregory Jenkins           Officer (Principal Financial
                                      Officer)

      /s/ Thomas E. Miller           Vice President and              March 28, 1996
____________________________________  Controller (Principal
          Thomas E. Miller            Accounting Officer)

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


   /s/ Dwight L. Allison, Jr.        Director                        March 28, 1996
____________________________________
       Dwight L. Allison, Jr.


        /s/ John C. Argue            Director                        March 28, 1996
____________________________________
           John C. Argue


         /s/ Joan T. Bok             Director                        March 28, 1996
____________________________________
            Joan T. Bok


      /s/ Frank V. Cahouet           Director                        March 28, 1996
____________________________________
          Frank V. Cahouet


      /s/ Richard M. Ferry           Director                        March 28, 1996
____________________________________
          Richard M. Ferry


       /s/ F. Daniel Frost           Director                        March 28, 1996
____________________________________
          F. Daniel Frost


       /s/ Peter W. Mullin           Director                        March 28, 1996
____________________________________
          Peter W. Mullin


     /s/ Sidney R. Petersen          Director                        March 28, 1996
____________________________________
         Sidney R. Petersen


      /s/ John B. Slaughter          Director                        March 28, 1996
____________________________________
         John B. Slaughter


   /s/ Lawrence R. Tollenaere        Director                        March 28, 1996
____________________________________
       Lawrence R. Tollenaere

                          AVERY DENNISON CORPORATION

                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES

                               ----------------

                                                               REFERENCE (PAGE)
                                                              -------------------
                                                               FORM
                                                               10-K     ANNUAL
                                                              ANNUAL  REPORT TO
                                                              REPORT SHAREHOLDERS
                                                              ------ ------------
Data incorporated by reference from the attached portions of the 1995 Annual
 Report to Shareholders of Avery Dennison Corporation:
 Report of Independent Certified Public Accountants.........    --         53
 Consolidated Balance Sheet at December 30, 1995 and
  December 31, 1994.........................................    --         40
 Consolidated Statement of Income for 1995, 1994 and 1993...    --         41
 Consolidated Statement of Shareholders' Equity for 1995,
  1994 and 1993.............................................    --         42
 Consolidated Statement of Cash Flows for 1995, 1994 and
  1993......................................................    --         43
 Notes to Consolidated Financial Statements.................    --      44-52

  Individual financial statements of 50% or less owned entities accounted for by the equity method have been omitted because, considered in the aggregate or as a single subsidiary, they do not constitute a significant subsidiary.

  With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, and the information referred to in Items 1, 5 and 6, all of which is included in the 1995 Annual
Report and incorporated herein by reference, the 1995 Annual Report is not to be deemed "filed" as part of this report.

Data submitted herewith:
 Report of Independent Certified Public Accountants.........   S-2         --
 Financial Statement Schedules (for 1995, 1994 and 1993):
    II--Valuation and Qualifying Accounts and Reserves......   S-3         --
 Consent of Independent Accountants.........................   S-4         --

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Avery Dennison Corporation

  Our report on the consolidated financial statements of Avery Dennison Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 53 of the 1995 Annual Report to Shareholders of Avery Dennison Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
January 30, 1996

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN MILLIONS)

                                         ADDITIONS
                                   ---------------------
                          BALANCE  CHARGED               DEDUCTIONS--
                            AT     TO COSTS              UNCOLLECTIBLE BALANCE
                         BEGINNING   AND        FROM       ACCOUNTS    AT END
                          OF YEAR  EXPENSES ACQUISITIONS  WRITTEN OFF  OF YEAR
                         --------- -------- ------------ ------------- -------
1995
 Allowance for doubtful
  accounts...............  $18.5     $4.7     $   --         $5.6       $17.6
                           =====     ====     =======        ====       =====
1994
 Allowance for doubtful
  accounts...............  $16.7     $7.5     $   --         $5.7       $18.5
                           =====     ====     =======        ====       =====
1993
 Allowance for doubtful
  accounts...............  $18.4     $7.7     $   --         $9.4       $16.7
                           =====     ====     =======        ====       =====

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the registration statements of Avery Dennison Corporation on Form S-8 (File Nos. 2-47617, 2-60937, 2-82207, 33-1132, 33-3645, 33-3637, 33-27275, 33-35995-01, 33-41238, 33-45376,
33-54411, 33-58921 and 33-63979) of our report, which includes an explanatory paragraph regarding the Company's adoption of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" during 1993, dated January 30, 1996, which appears on page 53 of the 1995 Annual Report to Shareholders and is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedule listed in the index on page S-1.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 28, 1996

                          AVERY DENNISON CORPORATION

                                 EXHIBIT INDEX

                     FOR THE YEAR ENDED DECEMBER 30, 1995

                               ----------------
INCORPORATED BY REFERENCE:

                                              ORIGINALLY
                                               FILED AS
 EXHIBIT                                       EXHIBIT
   NO.                   ITEM                    NO.             DOCUMENT
 -------                 ----                 ----------         --------
 (3.1)   Restated Articles of Incorporation..   B        Proxy Statement dated
                                                         February 28, 1977
                                                         for Annual Meeting of
                                                         Stockholders
                                                         March 30, 1977; located
                                                         in File No. 0-225 at
                                                         Securities and Exchange
                                                         Commission, 450 5th St.,
                                                         N.W., Washington, D.C.
 (3.1.1) Amendment to Certificate of
          Incorporation, filed April 10, 1984
          with Office of Delaware Secretary
          of State...........................   3.1.1    1983 Annual Report on
                                                         Form 10-K

 (3.1.2) Amendment to Certificate of
          Incorporation, filed April 11, 1985
          with Office of Delaware Secretary
          of State...........................   3.1.2    1984 Annual Report on
                                                         Form 10-K


 (3.1.3) Amendment to Certificate of
          Incorporation filed April 6, 1987
          with Office of Delaware Secretary
          of State...........................   3.1.3    1986 Annual Report on
                                                         Form 10-K


 (3.1.4) Amendment to Certificate of
          Incorporation filed October 17,
          1990 with Office of Delaware
          Secretary of State.................   3.1      Current Report on Form
                                                         8-K filed
                                                         October 31, 1990


 (3.2)   By-laws, as amended.................   3(ii)    First Quarterly Report
                                                         for 1995 on
                                                         Form 10-Q

 (4.1)   Rights Agreement dated as of June
          30, 1988...........................   1        Current Report on Form
                                                         8-K filed
                                                         July 9, 1988

 (4.1.1) Amendment to Rights Agreement dated
          as of December 9, 1994.............   1        Current Report on Form
                                                         8-K filed
                                                         December 14, 1994

 (4.2)   Indenture, dated as of March 15,
          1991, between Registrant and
          Security Pacific National Bank, as
          Trustee (the "Indenture")..........   4        Registration Statement
                                                         on Form S-3
                                                         (File No. 33-39491)

 (4.3)   Officers' Certificate establishing a
          series of Securities entitled
          "Medium-Term Notes" under the
          Indenture..........................   28.1     Current Report on Form
                                                         8-K filed
                                                         March 25, 1991


 (4.4)   First Supplemental Indenture, dated
          as of March 16, 1993, between
          Registrant and BankAmerica National
          Trust Company, as successor Trustee
          (the "Supplemental Indenture").....   4.2      Registration Statement
                                                         on Form S-3
                                                         (File No. 33-59642)

                                               ORIGINALLY
                                                FILED AS
 EXHIBIT                                        EXHIBIT
   NO.                    ITEM                    NO.            DOCUMENT
 -------                  ----                 ----------        --------
 (4.5)    Officers' Certificate establishing a
           series of Securities entitled
           "Medium-Term Notes" under the
           Indenture, as amended by the
           Supplemental Indenture.............   4.1      Current Report on Form
                                                          8-K filed
                                                          April 7, 1993

 (4.6)    Officers' Certificate establishing a
           series of Securities entitled
           "Medium-Term Notes, Series B" under
           the Indenture, as amended by the
           Supplemental Indenture ............   4.1      Current Report on Form
                                                          8-K filed
                                                          March 29, 1994

 (4.7)    Officers' Certificate establishing a
           series of Securities entitled
           "Medium-Term Notes, Series C" under
           the Indenture, as amended by the
           Supplemental Indenture ............   4.1      Current Report on Form
                                                          8-K filed
                                                          May 12, 1995

 (10.1)   *Amended 1973 Stock Option and Stock
           Appreciation Rights Plan for Key
           Em- ployees of Avery International
           Corporation ("1973 Plan")..........   10.1     1987 Annual Report on
                                                          Form 10-K

 (10.1.1) *Form of Incentive Stock Option
           Agreement for use under 1973 Plan..   10.1.3   1984 Annual Report on
                                                          Form 10-K

 (10.1.2) *Form of Non-Qualified Stock Option
           Agreement for use under 1973 Plan..   10.1.4   1987 Annual Report on
                                                          Form 10-K

 (10.1.3) *Form of coupled Stock Appreciation
           Right Agreement for use under 1973
           Plan...............................   10.1.5   1985 Annual Report on
                                                          Form 10-K

 (10.1.4) 1985 U.K. Stock Option Scheme.......
                                                 10.1.7   1985 Annual Report on
                                                          Form 10-K

 (10.1.5) Form of Incentive Stock Option
           Agreement for use under U.K. Stock
           Option Scheme......................   10.1.8   1985 Annual Report on
                                                          Form 10-K

 (10.1.6) Form of Stock Option Agreement for
           use under U.K. Stock Option Scheme.   10.1.9   1985 Annual Report on
                                                          Form 10-K

 (10.2.2) *Form of Incentive Stock Option
           Agreement for use under 1988 Plan..   10.2.2   1991 Annual Report on
                                                          Form 10-K

 (10.3)   *Deferred Compensation Plan for
           Directors..........................   10.3     1981 Annual Report on
                                                          Form 10-K

 (10.5)   *Executive Medical and Dental Plan
           (description)......................   10.5     1981 Annual Report on
                                                          Form 10-K

 (10.6)   *Executive Financial Counseling
           Service (description)..............   10.6     1981 Annual Report on
                                                          Form 10-K

 (10.7.1) *Executive Employment Security
           Policy dated February 1, 1983......   10.7.1   1982 Annual Report on
                                                          Form 10-K

 (10.7.2) *Executive Employment Security
           Policy dated February 1, 1985......   10.13    1984 Annual Report on
                                                          Form 10-K

 (10.7.3) *Executive Employment Security
           Policy dated November 19, 1987.....   10.7.3   1993 Annual Report on
                                                          Form 10-K


                                                ORIGINALLY
                                                 FILED AS
  EXHIBIT                                        EXHIBIT
    NO.                    ITEM                    NO.            DOCUMENT
  -------                  ----                 ----------        --------
 (10.8.1)  *Agreement dated October 24, 1990
            with Charles D. Miller.............  10.8.1    1990 Annual Report on
                                                           Form 10-K

 (10.8.2)  *Agreement dated October 23, 1990
            with Philip M. Neal................  10.8.2    1990 Annual Report on
                                                           Form 10-K

 (10.9)    *Executive Group Life Insurance
            Plan...............................  10.9      1982 Annual Report on
                                                           Form 10-K

 (10.10)   *Form of Indemnity Agreements
            between Registrant and certain
            directors and officers.............  10.10     1986 Annual Report on
                                                           Form 10-K

 (10.10.1) *Form of Indemnity Agreement between
            Registrant and certain directors
            and officers.......................  10.10.1   1993 Annual Report on
                                                           Form 10-K

 (10.11)   *Supplemental Executive Retirement
            Plan...............................  10.11     1983 Annual Report on
                                                           Form 10-K

 (10.11.1) *Amended Letter of Grant to C.D.
            Miller under Supplemental Executive
            Retirement Plan....................  10.11.2   1992 Annual Report on
                                                           Form 10-K

 (10.12)   *Complete Restatement and Amendment
            of Avery Dennison Corporation
            Executive Deferred Compensation
            Plan...............................  10.12     1994 Annual Report on
                                                           Form 10-K

 (10.12.1) *Form of Enrollment Agreement for
            use under Executive Deferred
            Compensation Plan..................  10.13.2   1985 Annual Report on
                                                           Form 10-K

 (10.13)   *Fourth Amended Avery Dennison
            Retirement Plan for Directors......  10.13.2   1992 Annual Report on
                                                           Form 10-K

 (10.15)   *1988 Stock Option Plan for Non-
            Employee Directors ("Director
            Plan").............................  10.15     1987 Annual Report on
                                                           Form 10-K

 (10.15.1) *Amendment No. 1 to 1988 Stock
            Option Plan for Non-Employee
            Directors ("Director Plan")........  10.15.1   1994 Annual Report on
                                                           Form 10-K

 (10.15.2) *Form of Non-Employee Director Stock
            Option Agreement for use under
            Director Plan......................  10.15.2   1994 Annual Report on
                                                           Form 10-K

 (10.16)   *Complete Restatement and Amendment
            of Avery Dennison Corporation
            Executive Variable Deferred
            Compensation Plan..................  10.16     1994 Annual Report on
                                                           Form 10-K

 (10.16.1) *Form of Enrollment Agreement for
            use under Executive Variable
            Deferred Compensation Plan.........  10.16.1   1987 Annual Report on
                                                           Form 10-K

 (10.17)   *Complete Restatement and Amendment
            of Avery Dennison Corporation
            Directors Deferred Compensation
            Plan...............................  10.17     1994 Annual Report on
                                                           Form 10-K

 (10.17.1) *Form of Enrollment Agreement for
            use under Directors Deferred
            Compensation Plan..................  10.17.2   1985 Annual Report on
                                                           Form 10-K


                                                ORIGINALLY
                                                 FILED AS
  EXHIBIT                                        EXHIBIT
    NO.                    ITEM                    NO.            DOCUMENT
  -------                  ----                 ----------        --------
 (10.18)   *Complete Restatement and Amendment
            of Avery Dennison Corporation
            Directors Variable Deferred
            Compensation Plan..................  10.18     1994 Annual Report on
                                                           Form 10-K

 (10.18.1) *Form of Enrollment Agreement for
            use under Directors Variable
            Deferred Compensation Plan.........  10.18.1   1989 Annual Report on
                                                           Form 10-K

 (10.19)   *1990 Stock Option and Incentive
            Plan for Key Employees of Avery
            International Corporation ("1990
            Plan").............................  10.19     1989 Annual Report on
                                                           Form 10-K

 (10.19.1) *Amendment No. 1 to 1990 Plan.......  10.19.3   1993 Annual Report on
                                                           Form 10-K

 (10.19.2) *Form of Incentive Stock Option
            Agreement for use under 1990
            Plan...............................  10.19.2   1991 Annual Report on
                                                           Form 10-K

 (10.19.3) *Form of Non-Qualified Stock Option
            Agreement for use under 1990 Plan..  10.19.3   1994 Annual Report on
                                                           Form 10-K

 (10.19.4) *Form of Non-Qualified Stock Option
            Agreement for use under 1990 Plan
            (for LTIP Participants)............  10.19.4   1994 Annual Report on
                                                           Form 10-K

 (10.20.1) *1982 Incentive Stock Option Plan of
            Dennison Manufacturing Company.....  4.3       Registration Statement
                                                           on Form S-8
                                                           (File No. 33-35995-01)
 (10.20.2) *1985 Incentive Stock Option Plan of
            Dennison Manufacturing Company.....  4.4       Registration Statement
                                                           on Form S-8
                                                           (File No. 33-35995-01)
 (10.20.3) *1988 Stock Option Plan of Dennison
            Manufacturing Company..............  4.5       Registration Statement
                                                           on Form S-8
                                                           (File No. 33-35995-01)
 (10.20.4) *Amendments effective as of October
            16, 1990 to the 1982 Incentive
            Stock Option Plan, 1985 Incentive
            Stock Option Plan and 1988 Stock
            Option Plan of Dennison
            Manufacturing Company..............  4.6       Registration Statement
                                                           on Form S-8
                                                           (File No. 33-35995-01)

 (10.27.1) *Amended and Restated Key Executive
            Long-Term Incentive Plan ("LTIP")..  10.27.1   1993 Annual Report on
                                                           Form 10-K

 (10.28)   *Complete Restatement and Amendment
            of Avery Dennison Corporation
            Executive Deferred Retirement Plan.  10.28     1994 Annual Report on
                                                           Form 10-K

 (10.28.1) *Form of Enrollment Agreement for
            use under Executive Deferred
            Retirement Plan....................  10.28.1   1992 Annual Report on
                                                           Form 10-K

 (10.29)   *Executive Incentive Compensation
            Plan...............................  10.29     1993 Annual Report on
                                                           Form 10-K

                                              ORIGINALLY
                                               FILED AS
 EXHIBIT                                       EXHIBIT
   NO.                   ITEM                    NO.            DOCUMENT
 -------                 ----                 ----------        --------
 (10.30) *Senior Executive Incentive                     1993 Annual Report on
          Compensation Plan..................   10.30    Form 10-K
 (10.31) *Executive Variable Deferred
          Retirement Plan....................   10.31    Registration Statement
                                                         on Form S-8
                                                         (File No. 33-63979)

- --------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

SUBMITTED HEREWITH:

 EXHIBIT NO.                                ITEM
 -----------                                ----
 10.27.2     *Second Amended and Restated Key Executive Long-Term Incentive
              Plan
 10.31.1     *Amended and Restated Executive Variable Deferred Retirement Plan
 10.32       *Benefit Restoration Plan
 11           Statement re Computation of Net Income Per Share Amounts
 13           Portions of Annual Report to Shareholders for fiscal year ended
              December 30, 1995
 21           List of Subsidiaries
 23           Consent of Independent Accountants (see page S-4)
 27           Financial Data Schedule

- --------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

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