Form 10-Q
period 1996-03-30
AVERY DENNISON CORPORATION
filed 1996-05-13
CIK 8818

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 30, 1996
                                     --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                  ------------    ------------


                         COMMISSION FILE NUMBER 1-7685

                          AVERY DENNISON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         DELAWARE                                                     95-1492269
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)


150 NORTH ORANGE GROVE BOULEVARD, PASADENA, CALIFORNIA                     91103
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (818) 304-2000


     Indicate by a check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes  X     No
                                                ---       ---

     Number of shares of $1 par value common stock outstanding as of April 26, 1996: 52,786,792

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q
                               ------------------


                                                                        Page No.
                                                                        --------
Part I.   Financial Information (Unaudited):

Financial Statements:

          Condensed Consolidated Balance Sheet
             March 30, 1996 and December 30, 1995                          3

          Consolidated Statement of Income
             Quarters Ended March 30, 1996 and April 1, 1995               4

          Condensed Consolidated Statement of Cash Flows
             Quarters Ended March 30, 1996 and April 1, 1995               5

          Notes to Consolidated Financial Statements                       6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      8


Part II.  Other Information:

Submission of Matters to a Vote of Security Holders,
   Exhibits and Reports on Form 8-K                                       10

Signatures                                                                11

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                           March 30, 1996    December 30, 1995
                                                           --------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $    5.3             $   27.0
  Trade accounts receivable, net                                    460.0                444.1
  Inventories, net                                                  229.0                223.2
  Prepaid expenses                                                   25.0                 21.9
  Other current assets                                               77.6                 83.9
                                                                 --------             --------
   Total current assets                                             796.9                800.1

 Property, plant and equipment, at cost                           1,665.0              1,652.1
  Accumulated depreciation                                         (755.2)              (744.7)
                                                                 --------             --------
                                                                    909.8                907.4

Intangibles resulting from business acquisitions, net               122.6                124.3
Other assets                                                        133.9                131.8
                                                                 --------             --------
                                                                 $1,963.2             $1,963.6
                                                                 ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt          $  124.2             $  115.4
  Accounts payable                                                  164.7                169.9
  Accrued liabilities                                               334.9                387.2
                                                                 --------             --------
    Total current liabilities                                       623.8                672.5

  Long-term debt                                                    374.9                334.0
  Deferred taxes and other long-term liabilities                    146.1                141.3

Shareholders' equity:
  Common stock - $1 par value
  Authorized - 200,000,000 shares; Issued - 62,063,312
    shares at March 30, 1996 and December 30, 1995                   62.1                 62.1
  Capital in excess of par value                                    190.7                191.6
  Retained earnings                                                 861.9                837.8
  Cumulative foreign currency translation adjustment                 34.9                 33.8
  Cost of unallocated ESOP shares                                   (27.0)               (27.0)
  Minimum pension liability                                          (2.6)                (2.6)
  Treasury stock at cost, 9,294,930 shares at March 30,
    1996 and 9,003,763 shares at December 30, 1995                 (301.6)              (279.9)
                                                                 --------             --------
    Total shareholders' equity                                      818.4                815.8
                                                                 --------             --------
                                                                 $1,963.2             $1,963.6
                                                                 ========             ========

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)


                                               Quarter Ended
                                       ------------------------------
                                       March 30, 1996   April 1, 1995
                                       --------------   -------------
Net sales                                      $796.6          $773.2
Cost of products sold                           549.9           528.4
                                               ------          ------
    Gross profit                                246.7           244.8
Marketing, general and
  administrative expense                        175.3           180.0
Interest expense                                  8.9            10.0
                                               ------          ------
    Income before taxes                          62.5            54.8
Taxes on income                                  22.5            20.3
                                               ------          ------
    Net income                                 $ 40.0          $ 34.5
                                               ======          ======

Weighted average number of common
shares outstanding                               52.9            53.4
                                               ======          ======
PER COMMON SHARE AMOUNTS:
Net income                                     $  .76          $  .65
                                               ======          ======
Dividends                                      $  .30          $  .27
                                               ======          ======

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)



                                                                        Quarter Ended
                                                               -------------------------------
                                                               March 30, 1996    April 1, 1995
                                                               --------------    -------------
OPERATING ACTIVITIES:
- --------------------
Net income                                                             $ 40.0           $ 34.5
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
 Depreciation                                                            24.9             26.1
 Amortization                                                             2.6              3.5
 Deferred taxes                                                           6.4              0.9
 Net change in assets and liabilities net of the effect of
  foreign currency translation and business divestitures                (74.6)           (49.3)
                                                                       ------           ------
Net cash (used in) provided by operating activities                       (.7)            15.7
                                                                       ------           ------
INVESTING ACTIVITIES:
- --------------------
Purchase of property, plant and equipment                               (38.3)           (36.7)
Proceeds from sale of assets and business divestitures                    3.8              0.2
Other                                                                     2.4             (6.5)
                                                                       ------           ------
Net cash used in investing activities                                   (32.1)           (43.0)
                                                                       ------           ------
FINANCING ACTIVITIES:
- --------------------
Net increase in short-term debt                                           8.7              7.0
Net increase in long-term debt                                           40.9             47.3
Dividends paid                                                          (15.9)           (14.4)
Purchase of treasury stock                                              (25.1)           (14.5)
Other                                                                     2.5              2.0
                                                                       ------           ------
Net cash provided by financing activities                                11.1             27.4
                                                                       ------           ------
Effect of foreign currency translation on cash balances                    --              0.2
                                                                       ------           ------
(Decrease) increase in cash and cash equivalents                        (21.7)             0.3
                                                                       ------           ------
Cash and cash equivalents, beginning of period                           27.0              3.1
                                                                       ------           ------
Cash and cash equivalents, end of period                               $  5.3           $  3.4
                                                                       ======           ======

                See Notes to Consolidated Financial Statements

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. GENERAL

   The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. Certain prior year amounts have been reclassified to conform with current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 1995 annual financial statements and notes.

   The first quarters of 1996 and 1995 consisted of thirteen-week periods ending March 30, 1996 and April 1, 1995, respectively. The interim results of operations are not necessarily indicative of future financial results.


2. FOREIGN CURRENCY TRANSLATION

   Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during the first quarters ended 1996 and 1995 resulted in losses of $.6 million and $.4 million, respectively.


 3. INVENTORIES

    Inventories consisted of (in millions):

                                             March 30, 1996    December 30, 1995
                                             --------------    -----------------
Raw materials                                        $ 80.9               $ 78.5
Work in progress                                       66.7                 72.4
Finished goods                                        118.4                109.6
LIFO adjustment                                       (37.0)               (37.3)
                                                     ------               ------
                                                     $229.0               $223.2
                                                     ======               ======

4. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

   Accumulated amortization of intangible assets at March 30, 1996 and December 30, 1995 was $41.3 and $40.3 million, respectively.


5. RESEARCH AND DEVELOPMENT

   Research and development expense for the first quarters of 1996 and 1995 was $13.3 million and $12.3 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6. NEW ACCOUNTING STANDARDS

   During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 on accounting for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 establishes guidance for recognizing and measuring impairment losses. If it is determined the carrying amount of an asset is not recoverable, the Company is required to recognize an impairment loss. The Company's implementation of the new standard had no effect on the first quarter 1996 financial statements.

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages a fair value based method of accounting for an employee stock option or similar equity instrument, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees". The Company will continue to follow the provisions set forth in APB No. 25 and will therefore make the pro forma disclosures that will be required by SFAS No. 123 in its financial statements for the year ended December 28, 1996.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Quarterly sales increased to $796.6 million, a 3 percent increase over first quarter 1995 sales of $773.2 million. Excluding the impact of sales from the divested label converting businesses and changes in foreign currency rates, sales increased 4.8 percent.

The gross profit margin for the quarter was 31 percent compared to 31.7 percent for the first quarter of 1995. The decrease was due to a shift in product mix and startup costs for new capacity and geographic expansion.

Marketing, general and administrative expense, as a percent of sales, was 22 percent as compared to 23.3 percent for the first quarter of 1995. The improvement was the result of cost reduction actions taken in previous years and increased sales.

During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 on accounting for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. The Company's implementation of the new standard had no effect on the first quarter 1996 financial statements.

Income before taxes as a percent of sales increased to 7.8 percent for the quarter as compared to 7.1 percent for the first quarter of 1995 due to lower marketing, general and administrative and interest expenses as a percent of sales. Interest expense as a percent of sales was 1.1 percent for the first quarter of 1996 compared to 1.3 percent for the first quarter of 1995. The decrease in interest expense was due primarily to the expiration of interest rate swap agreements during the fourth quarter of 1995. Net income increased 16 percent to $40 million compared to $34.5 million in the first quarter of 1995. Earnings per share for the quarter were $.76 compared to $.65 in the same period last year, a 17 percent increase.

Results of Operations by Business Sector

The pressure-sensitive adhesives and materials sector reported increased sales for the first quarter of 1996 compared to the same period last year. Excluding the impact of significant geographic and capacity expansion, sector profitability was comparable to the prior year. The U.S. operations reported sales growth for the quarter while costs associated with capacity expansion impacted profitability. The international businesses reported increased sales. Profitability improved modestly in the international businesses due to increased sales volume and pricing actions, but were partially offset by continued costs related to geographic expansion.

The office products sector reported increased sales and profitability for the quarter. Increased sales in the U.S. operations were led by sales growth for Avery-brand labels and indexes. Profitability improved as a result of successful new products and the implementation of cost reduction programs, including the consolidations of distribution warehouses and sales forces in the United States. The European office products businesses reported higher sales due to growth at its label businesses; however, this increase in sales was partially offset by the Company's French operations. Profitability for these European businesses declined primarily due to its operations in France.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Excluding the impact of divested operations, the converted products sector
reported increased sales and profitability.   The U.S. operations reported
increased sales due to the growth at its stamp and battery label businesses. Profitability also improved primarily due to increased sales volume and operating improvements at the Company's stamp operations. Successful new products resulted in improved sales for the international converting businesses while an improved product mix and lower operating expenses as a percent of sales resulted in increased profitability.


FINANCIAL CONDITION
- -------------------

During the first quarter of 1996, total debt increased $49.7 million to $499.1 million from year end 1995 as a result of increased working capital requirements needed to fund the Company's sales growth. Total debt to total capital was 37.9 percent as of the end of the first quarter of 1996 and 35.5 percent at year end 1995.

Average working capital, excluding short-term debt, as a percentage of sales, increased to 10 percent from 9.3 percent a year ago. The increase was primarily the result of an increase in accounts receivable and current deferred taxes which was partially offset by an increase in accrued liabilities and sales. Average inventory turns for the first quarter of 1996 was 9.6 turns compared to
9.0 turns for the first quarter of 1995; the average number of days sales outstanding in accounts receivable was 55 days compared to 54 days a year ago.

Shareholders' equity increased to $818.4 million from $815.8 million at year end 1995. During the first quarter of 1996, the Company purchased 474,000 shares of common stock at a cost of $25.1 million. The cost of treasury stock held, net of shares reissued under the Company's stock and incentive plans, increased during the quarter by $21.7 million to $301.6 million from year end 1995.

Net cash flows used in operating activities totalled $700,000 for the first quarter of 1996 compared to $15.7 million in net cash flows provided by operating activities for the first quarter of 1995. The decrease in net cash flows provided by operating activities is primarily due to greater reductions in
interest, tax and restructuring liabilities.   In addition to cash flows from
operations, the Company has more than adequate financing arrangements to conduct its operations.

                          PART II.  OTHER INFORMATION
                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

The registrant held its annual stockholders' meeting on April 25, 1996. The stockholders voted to re-elect three directors to the Board of Directors as follows:

                                                                                           Number of Shares Voted/1/
                                                                                  ----------------------------------------------
                                                                                          For                    Withheld
                                                                                  -------------------      ---------------------
Charles D. Miller                                                                            43,292,503                  614,094
Richard M. Ferry                                                                             43,223,225                  683,372
Dwight L. Allison                                                                            43,369,117                  537,480

/1/There were no abstentions or shares otherwise not voted by brokers.

The result  of the voting on the following additional item was as follows:

                                                                                                                       Broker
                                                                                   For       Opposed      Abstained   Non-Votes
                                                                               ----------   ----------    ---------   ----------
Amendment to the 1990 Incentive and
 Stock Option Plan for Key Employees                                           30,484,264   12,919,528     502,805            --
- --------------------------------------------------------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

a. Exhibits:    3(ii)  By-Laws of Avery Dennison Corporation - Amended and
                       Restated April 25, 1996
                11     Computation of Net Income Per Share Amounts

                27     Financial Data Schedule

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 30, 1996.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AVERY DENNISON CORPORATION
                                       -----------------------------------
                                            (Registrant)


                                       /s/ Gregory Jenkins
                                       -----------------------------------
                                       R. Gregory Jenkins
                                       Senior Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                                       /s/ Thomas E. Miller
                                       -----------------------------------
                                       Thomas E. Miller
                                       Vice President and Controller
                                       (Chief Accounting Officer)


                                       May 13, 1996