Form 10-Q
period 1996-06-29
AVERY DENNISON CORPORATION
filed 1996-08-12
CIK 8818

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 29, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________


                         COMMISSION FILE NUMBER 1-7685

                           AVERY DENNISON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                       DELAWARE                              95-1492269
    (State or other jurisdiction of incorporation         (I.R.S. employer
                  or organization)                       identification no.)


150 NORTH ORANGE GROVE BOULEVARD, PASADENA, CALIFORNIA         91103
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (818) 304-2000


   Indicate by a check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes  [X]    No _____
                                                -----

   Number of shares of $1 par value common stock outstanding as of July 26, 1996: 52,448,787

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                              ------------------

                                                                      Page No.
                                                                      --------
Part I.   Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          June 29, 1996 and December 30, 1995                            3

       Consolidated Statement of Income
          Three and Six Months Ended June 29, 1996 and July 1, 1995      4

       Condensed Consolidated Statement of Cash Flows
          Six Months Ended June 29, 1996 and July 1, 1995                5

       Notes to Consolidated Financial Statements                        6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    8


Part II.  Other Information:

Exhibits and Reports on Form 8-K                                        11

Signatures                                                              12

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                           June 29, 1996    December 30, 1995
                                                           -------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $    5.1             $   27.0
  Trade accounts receivable, net                                   451.7                444.1
  Inventories, net                                                 230.4                223.2
  Prepaid expenses                                                  21.9                 21.9
  Other current assets                                              75.3                 83.9
                                                                --------             --------
    Total current assets                                           784.4                800.1

Property, plant and equipment, at cost                           1,686.1              1,652.1
Accumulated depreciation                                          (770.0)              (744.7)
                                                                --------             --------
                                                                   916.1                907.4

Intangibles resulting from business acquisitions, net              121.3                124.3
Other assets                                                       138.4                131.8
                                                                --------             --------
                                                                $1,960.2             $1,963.6
                                                                ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt         $  111.6             $  115.4
  Accounts payable                                                 147.8                169.9
  Accrued liabilities                                              329.2                387.2
                                                                --------             --------
    Total current liabilities                                      588.6                672.5

Long-term debt                                                     404.6                334.0
Deferred taxes and other long-term liabilities                     151.6                141.3
Shareholders' equity:
  Common stock - $1 par value:
  Authorized - 200,000,000 shares; Issued - 62,063,312
    shares at June 29, 1996 and December 30, 1995                   62.1                 62.1
  Capital in excess of par value                                   189.5                191.6
  Retained earnings                                                887.8                837.8
  Cumulative foreign currency translation adjustment                29.3                 33.8
  Cost of unallocated ESOP shares                                  (27.0)               (27.0)
  Minimum pension liability                                         (2.6)                (2.6)
  Treasury stock at cost, 9,474,274 shares at June 29,
    1996 and 9,003,763 shares at December 30, 1995                (323.7)              (279.9)
                                                                --------             --------
    Total shareholders' equity                                     815.4                815.8
                                                                --------             --------
                                                                $1,960.2             $1,963.6
                                                                ========             ========

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)



                                      Three Months Ended                Six Months Ended
                                 ----------------------------   --------------------------------
                                 June 29, 1996   July 1, 1995   June 29, 1996       July 1, 1995
                                 -------------   ------------   -------------       ------------
Net Sales                               $797.7         $780.5        $1,594.3           $1,553.7
Cost of products sold                    549.3          541.5         1,099.2            1,069.9
                                        ------         ------        --------           --------
Gross profit                             248.4          239.0           495.1              483.8
Marketing, general and
  administrative expense                 174.9          172.3           350.2              352.3
Interest expense                           9.4           11.7            18.3               21.7
                                        ------         ------        --------           --------
Income before taxes                       64.1           55.0           126.6              109.8
Taxes on income                           22.5           19.3            45.0               39.6
                                        ------         ------        --------           --------

Net income                              $ 41.6         $ 35.7        $   81.6           $   70.2
                                        ======         ======        ========           ========
Weighted average number of
  common shares outstanding               52.7           53.2            52.8               53.3
                                        ======         ======        ========           ========

PER COMMON SHARE AMOUNTS:
Net income                              $ 0.79         $ 0.67        $   1.55           $   1.32
                                        ======         ======        ========           ========

Dividends                               $ 0.30         $ 0.27        $   0.60           $   0.54
                                        ======         ======        ========           ========


                 See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)



                                                                       Six Months Ended
                                                                -----------------------------
                                                                June 29, 1996    July 1, 1995
                                                                -------------    ------------
OPERATING ACTIVITIES:
- --------------------
Net income                                                             $ 81.6          $ 70.2
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation                                                         49.8            45.5
    Amortization                                                          5.6             6.5
    Deferred taxes                                                       10.5             5.7
    Net change in assets and liabilities, net of the effect of
      foreign currency translation and business divestitures            (88.1)          (75.7)
                                                                       ------          ------
Net cash provided by operating activities                                59.4            52.2
                                                                       ------          ------

INVESTING ACTIVITIES:
- --------------------
Purchase of property, plant and equipment                               (73.9)          (75.1)
Proceeds from sale of assets and business divestitures                    3.8             0.2
Other                                                                    (1.0)           (9.6)
                                                                       ------          ------
Net cash used in investing activities                                   (71.1)          (84.5)
                                                                       ------          ------

FINANCING ACTIVITIES:
- --------------------
Net decrease in short-term debt                                          (3.3)          (20.9)
Net increase in long-term debt                                           70.6           103.4
Dividends paid                                                          (31.7)          (28.8)
Purchase of treasury stock                                              (50.1)          (23.0)
Other                                                                     4.3             1.1
                                                                       ------          ------
Net cash (used in) provided by financing activities                     (10.2)           31.8
                                                                       ------          ------
Effect of foreign currency translation on cash balances                    --             0.1
                                                                       ------          ------
Decrease in cash and cash equivalents                                   (21.9)           (0.4)
                                                                       ------          ------
Cash and cash equivalents, beginning of period                           27.0             3.1
                                                                       ------          ------
Cash and cash equivalents, end of period                               $  5.1          $  2.7
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

The second quarters of 1996 and 1995 consisted of thirteen-week periods ending June 29, 1996 and July 1, 1995, respectively. The interim results of operations are not necessarily indicative of future financial results.


2. FOREIGN CURRENCY TRANSLATION

Transactions in foreign currencies and translation of the financial statements for our Brazilian subsidiaries which operate in a hyperinflationary economy during the three and six months ended June 29, 1996 and July 1, 1995 resulted in losses of $.6 million and $1.2 million, respectively, during 1996, and losses of $.3 million and $.7 million, respectively, during 1995.


3. INVENTORIES

Inventories consisted of (in millions):
                                             June 29, 1996    December 30, 1995
                                             -------------    -----------------
Raw materials                                       $ 79.0               $ 78.5

Work in progress                                      64.1                 72.4

Finished goods                                       123.6                109.6

LIFO adjustment                                      (36.3)               (37.3)
                                                    ------               ------
                                                    $230.4               $223.2
                                                    ======               ======


4. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

Accumulated amortization of intangible assets at June 29, 1996 and December 30, 1995 was $42.4 and $40.3 million, respectively.

5. RESEARCH AND DEVELOPMENT

Research and development expense for the three and six months ended June 29, 1996 and July 1, 1995 was $13.2 million and $26.5 million, respectively, during 1996 and $13.4 million and $25.7 million, respectively during 1995.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6. CONTINGENCIES

The Company has been designated by the U.S. Environmental Protection Agency
(EPA) and/or other responsible state agencies as a potentially responsible party
(PRP) at 15 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Based on current site assessments, management believes that the potential liability over the amounts currently accrued would not materially affect the financial position of the Company.

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. In the opinion of management, the resolution of these matters will not materially affect the financial position, results of operations or liquidity of the Company.


7. NEW ACCOUNTING STANDARDS

During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 on accounting for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 establishes guidance for recognizing and measuring impairment losses. If it is determined the carrying amount of an asset is not recoverable, the Company is required to recognize an impairment loss. The Company's implementation of the new standard had no effect on the 1996 financial statements.

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

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FOR THE QUARTER
- --------------------------------------

Quarterly sales increased to $797.7 million, a 2.2 percent increase over second quarter 1995 sales of $780.5 million. Excluding the impact of sales from the divested label converting businesses and changes in foreign currency rates, sales increased 6.2 percent.

The gross profit margin for the quarter was 31.1 percent compared to 30.6 percent for the second quarter of 1995. The improvement was primarily due to cost reduction and control programs, and increased capacity utilization.

Marketing, general and administrative expense, as a percent of sales, was 21.9 percent compared to 22.1 percent for the second quarter of 1995. The improvement was the result of increased sales and cost reduction actions taken in the current and previous years.

Interest expense, as a percent of sales, was 1.2 percent for the second quarter of 1996 compared to 1.5 percent for the second quarter of 1995. The decrease was due primarily to the expiration of interest rate swap agreements during the fourth quarter of 1995.

As a result of the above, income before taxes, as a percent of sales, increased to 8 percent for the quarter as compared to 7 percent for the second quarter of 1995. The effective tax rate was 35.1 percent for both quarters.

Net income increased 17 percent to $41.6 million compared to $35.7 million in the second quarter of 1995. Earnings per share for the quarter reached $.79 compared to $.67 in the same period last year, an 18 percent increase.

Results of Operations by Business Sector

The pressure-sensitive adhesives and materials sector reported increased sales and profitability for the second quarter of 1996 compared to the same period last year. The U.S. operations reported increased sales primarily from increased unit volume and new products. Profitability also improved primarily due to raw material cost reductions and increased capacity utilization. The international businesses reported increased sales from geographic expansion and volume growth. Profitability improved primarily due to sales growth, but was partially offset by costs related to continued investments in geographic expansion.

The office products sector reported increased sales and profitability for the quarter. Increased sales in the U.S. operations were led by sales growth for Avery-brand labels and indexes. Profitability improved as a result of new products, improved logistics, and restructuring actions. The international office products businesses reported higher sales due to geographic expansion and growth in its label businesses; however, this increase in sales was partially offset by the Company's French operations. Profitability for these international businesses declined primarily due to lower sales in France and start-up costs related to geographic expansion.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The converted products sector reported increased sales while profitability declined due to the softness in the U.S. and Europe retail markets and costs associated with investments in new products. The U.S. operations reported increased sales due to the growth in its stamp and battery label businesses. Lower volume in the retail markets had a negative impact on profitability for the U.S. businesses. A general slowdown in certain markets served resulted in lower sales and profitability for the European converting businesses.

RESULTS OF OPERATIONS: SIX MONTHS YEAR-TO-DATE
- ----------------------------------------------

Sales for the first six months of 1996 were up 2.6 percent to $1.59 billion compared to the corresponding period of 1995. Excluding the impact of sales from the divested label converting businesses and changes in foreign currency rates, sales increased 5.5 percent.

The gross profit margin for the first six months was 31.1 percent for both periods. Marketing, general and administrative expense, as a percent of sales, declined to 22 percent for the first six months of 1996 compared to 22.7 percent for the first six months of 1995. The decrease was primarily attributable to cost control and cost reduction programs.

Interest expense, as a percent of sales, was 1.1 percent for the year compared to 1.4 percent during the corresponding period of the prior year. The decrease was primarily due to the expiration of interest rate swap agreements during the fourth quarter of 1995.

Income before taxes, as a percent of sales, was 7.9 percent for the first six months of 1996 compared to 7.1 percent for 1995. The increase was primarily due to lower operating and interest expenses as a percent of sales. The year-to-date effective tax rate was 35.5 percent for 1996 and 36.1 percent for 1995. The decrease reflects recognition of benefits from tax loss carryforwards in Europe.

Net income was $81.6 million for the first six months of 1996 compared to $70.2 million for the first six months of 1995. Earnings per share increased 17 percent to $1.55 for the first six months of 1996 compared to $1.32 for the same period last year.

Results of Operations by Business Sector

The pressure-sensitive adhesives and materials sector reported increased sales for the first six months of 1996 compared to the same period last year. Excluding the impact of significant geographic and capacity expansions, sector profitability improved over the prior year. The U.S. operations reported sales growth for the period primarily due to increased unit volume and new products. Raw material cost reductions and increased capacity utilization were more than offset by costs associated with investments in capacity capabilities and new products which impacted profitability. The international businesses reported increased sales primarily due to geographic expansion and volume growth. Profitability improved at the international businesses due to increased sales volume, but was partially offset by costs related to continued investments in geographic expansion.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The office products sector reported sales and profitability growth for the first six months of 1996 compared to the prior year. The U.S. operations reported increased sales and profitability. The U.S. operations were led by sales growth for Avery-brand labels and indexes, while profitability improved as a result of improved logistics, restructuring actions, and new products. The international office products businesses reported higher sales due to geographic expansion and growth in its label businesses; however, this increase in sales was partially offset by the Company's French operations. Profitability for these international businesses declined primarily due to lower sales in France and start-up costs related to geographic expansion.

The converted products sector reported increased sales and profitability for the first six months of 1996 compared to 1995. The U.S. operations reported increased sales due to the growth in its stamp and battery label businesses. Profitability also improved modestly primarily due to increased sales volume and operating improvements at the Company's stamp operations, which was partially offset by the softness in retail markets. Sales and profitability for the first six months of 1996 increased at the international converting businesses due to new products and product pruning.

FINANCIAL CONDITION
- -------------------

Total debt increased $66.8 million to $516.2 million from year end 1995 as a result of increased working capital needed to fund the Company's sales growth and stock repurchases. Total debt to total capital was 38.8 percent as of the end of the second quarter of 1996 and 35.5 percent at year end 1995.

Average working capital, excluding short-term debt, as a percentage of sales, remained consistent at 10.9 percent for the quarter from 10.8 percent a year ago. Average inventory turnover for the quarter ended June 29, 1996 was 9.5 compared to 8.2 in the corresponding period of the prior year; the average number of days sales outstanding in accounts receivable was 56 days compared to 57 days a year ago.

Capital spending for the quarter was $35.6 million compared to $38.4 million a year ago. For the six months, capital spending totaled $73.9 million compared to $75.1 million a year ago. Total capital spending for 1996 is expected to be approximately $190 to $200 million which is comparable to last year.

Net cash flows provided by operating activities totaled $59.4 for the first six months of 1996 and $52.2 million for the first half of 1995. In addition to cash flows from operations, the Company has more than adequate financing arrangements to conduct its operations.

Shareholders' equity was $815.4 million and $815.8 million at June 1996 and year end 1995, respectively. During the second quarter of 1996, the Company purchased 439,000 shares of common stock at a cost of $25 million. For the first six months of 1996, the Company purchased 913,000 shares of common stock at a cost of $50.1 million. The cost of treasury stock held, net of shares reissued under the Company's stock and incentive plans, increased to $323.7 million from $279.9 million at year end 1995.

                          PART II.  OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------

a. Exhibits:   11   Computation of Net Income Per Share Amounts
               27   Financial Data Schedule

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended June 29, 1996.

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


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                            (Registrant)



                                    /s/ R. Gregory Jenkins
                                    -----------------------------------
                                    R. Gregory Jenkins
                                    Senior Vice President, Finance, and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Thomas E. Miller
                                    -----------------------------------
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)


                                    August 12, 1996