Form 10-Q
period 1996-09-28
AVERY DENNISON CORPORATION
filed 1996-11-12
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended September 28, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________


                         COMMISSION FILE NUMBER 1-7685

                          AVERY DENNISON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                        95-1492269
(State or other jurisdiction )                           (I.R.S. employer
of incorporation or organization                         identification no.)


150 NORTH ORANGE GROVE BOULEVARD, PASADENA, CALIFORNIA           91103
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (818) 304-2000


   Indicate by a check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes   X    No
                                                -----     -----

Number of shares of $1 par value common stock outstanding as of October 25, 1996: 52,114,331

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q
                               ------------------

                                                                Page No.
                                                                --------
Part I.   Financial Information (Unaudited):

Financial Statements:

          Condensed Consolidated Balance Sheet
             September 28, 1996 and December 30, 1995               3

          Consolidated Statement of Income
             Three and Nine Months Ended September 28, 1996
             and September 30, 1995                                 4

          Condensed Consolidated Statement of Cash Flows
             Nine Months Ended September 28, 1996
             and September 30, 1995                                 5

          Notes to Consolidated Financial Statements                6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                9


Part II.  Other Information:

Exhibits and Reports on Form 8-K                                   13

Signatures                                                         14

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)


                                                               September 28, 1996    December 30, 1995
                                                               ------------------    -----------------
ASSETS

Current assets:
  Cash and cash equivalents                                         $    5.3             $   27.0
  Trade accounts receivable, net                                       470.7                444.1
  Inventories, net                                                     242.7                223.2
  Prepaid expenses                                                      18.7                 21.9
  Other current assets                                                  89.4                 83.9
                                                                    --------             --------
    Total current assets                                               826.8                800.1

Property, plant and equipment, at cost                               1,713.2              1,652.1
Accumulated depreciation                                              (789.5)              (744.7)
                                                                    --------             --------
                                                                       923.7                907.4

Intangibles resulting from business acquisitions, net                  135.6                124.3
Other assets                                                           130.2                131.8
                                                                    --------             --------
                                                                    $2,016.3             $1,963.6
                                                                    ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt             $   81.1             $  115.4
  Accounts payable                                                     178.6                169.9
  Accrued liabilities                                                  392.9                387.2
                                                                    --------             --------
    Total current liabilities                                          652.6                672.5

Long-term debt                                                         394.5                334.0
Deferred taxes and other long-term liabilities                         141.9                141.3
Shareholders' equity:
  Common stock - $1 par value:
  Authorized - 200,000,000 shares; Issued - 62,063,312                  62.1                 62.1
   shares at September 28, 1996 and December 30, 1995
  Capital in excess of par value                                       191.4                191.6
  Retained earnings                                                    918.7                837.8
  Cumulative foreign currency translation adjustment                    30.6                 33.8
  Cost of unallocated ESOP shares                                      (27.0)               (27.0)
  Minimum pension liability                                             (2.6)                (2.6)
  Treasury stock at cost, 9,852,103 shares at September 28,
   1996 and 9,003,763 shares at December 30, 1995                     (345.9)              (279.9)
                                                                    --------             --------
    Total shareholders' equity                                         827.3                815.8
                                                                    --------             --------
                                                                    $2,016.3             $1,963.6
                                                                    ========             ========

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)



                                         Three Months Ended                   Nine Months Ended
                                 ----------------------------------   --------------------------------
                                   September 28,    September 30,      September 28,     September 30,
                                       1996             1995               1996              1995
                                 ----------------   ---------------    ---------------   -------------
Net Sales                             $819.3           $783.5             $2,413.6            $2,337.2

Cost of products sold                  558.8            548.5              1,658.0             1,618.4
                                      ------           ------             --------            --------
Gross profit                           260.5            235.0                755.6               718.8

Marketing, general and
 administrative expense                181.1            167.1                531.3               519.4

Net gain on divestiture,
 restructuring and asset
 impairment charges                      2.1              --                   2.1                 --

Interest expense                        10.1             12.0                 28.4                33.7
                                      ------           ------             --------            --------
Income before taxes                     71.4             55.9                198.0               165.7

Taxes on income                         24.8             20.1                 69.8                59.7
                                      ------           ------             --------            --------

Net income                            $ 46.6           $ 35.8             $  128.2            $  106.0
                                      ======           ======             ========            ========

Weighted average number of
 common shares outstanding              52.4             53.2                 52.6                53.3
                                      ======           ======             ========            ========

PER COMMON SHARE AMOUNTS:

Net income                            $ 0.89           $ 0.67             $   2.44            $   1.99
                                      ======           ======             ========            ========

Dividends                             $ 0.30           $ 0.27             $   0.90            $   0.81
                                      ======           ======             ========            ========

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                ----------------------------------------
                                                                September 28, 1996    September 30, 1995
                                                                ------------------    ------------------
OPERATING ACTIVITIES:
--------------------
Net income                                                                 $ 128.2               $ 106.0
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation                                                              74.9                  69.5
    Amortization                                                               9.4                   9.3
    Net gain on divestiture, restructuring and asset
      impairment charges                                                      (2.1)                  --
    Deferred taxes                                                            (5.9)                  0.1
    Net change in assets and liabilities, net of the effect of
      foreign currency translation and business divestitures                 (36.5)                (75.6)
                                                                           -------               -------
Net cash provided by operating activities                                    168.0                 109.3
                                                                           -------               -------
INVESTING ACTIVITIES:
--------------------
Purchase of property, plant and equipment                                   (110.6)               (120.8)
Net proceeds from acquisitions, sale of assets
    and business divestiture                                                  12.1                   1.2
Other                                                                         (3.7)                (10.8)
                                                                           -------               -------
Net cash used in investing activities                                       (102.2)               (130.4)
                                                                           -------               -------

FINANCING ACTIVITIES:
--------------------
Net decrease in short-term debt                                              (34.4)                 (4.2)
Net increase in long-term debt                                                60.5                  90.3
Dividends paid                                                               (47.3)                (43.1)
Purchase of treasury stock                                                   (74.4)                (23.6)
Other                                                                          8.1                   2.4
                                                                           -------               -------
Net cash (used in) provided by financing activities                          (87.5)                 21.8
                                                                           -------               -------
Effect of foreign currency translation on cash balances                        --                    0.1
                                                                           -------               -------
(Decrease) increase in cash and cash equivalents                             (21.7)                  0.8
                                                                           -------               -------
Cash and cash equivalents, beginning of period                                27.0                   3.1
                                                                           -------               -------
Cash and cash equivalents, end of period                                   $   5.3               $   3.9
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

     The third quarters of 1996 and 1995 consisted of thirteen-week periods ending September 28, 1996 and September 30, 1995, respectively. The interim results of operations are not necessarily indicative of future financial results.


2.   FOREIGN CURRENCY TRANSLATION

     Transactions in foreign currencies and translation of the financial statements for the Company's Brazilian subsidiaries which operate in a hyperinflationary economy during the three and nine months ended September 28, 1996 resulted in losses of $.8 million and $1.9 million, respectively. Losses of $.4 million and $1.1 million were reported for the three and nine months ended September 30, 1995, respectively.

3.   INVENTORIES

Inventories consisted of (in millions):

                                  September 28, 1996    December 30, 1995
                                  ------------------    -----------------
Raw materials                            $ 83.4               $ 78.5

Work-in-progress                           69.9                 72.4

Finished goods                            125.2                109.6

LIFO adjustment                           (35.8)               (37.3)
                                         ------               ------
                                         $242.7               $223.2
                                         ======               ======

4.   INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

     Accumulated amortization of intangible assets at September 28, 1996 and December 30, 1995 was $43.6 and $40.3 million, respectively.

5.   RESEARCH AND DEVELOPMENT

     Research and development expense for the three and nine months ended September 28, 1996 and September 30, 1995 was $12.8 million and $39.3 million, respectively, during 1996 and $12.9 million and $38.6 million, respectively, during 1995.

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.   CONTINGENCIES

     The Company has been designated by the U.S. Environmental Protection Agency
     (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at 16 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to three of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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


7.   NEW ACCOUNTING STANDARDS

     During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 on accounting for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 establishes guidance for recognizing and measuring impairment losses. When it is determined the carrying amount of an asset is not recoverable, the Company will recognize an impairment loss. The Company's adoption of the new standard had no effect when it was implemented in the first quarter of 1996.

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

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.   NEW ACCOUNTING STANDARDS (CONTINUED)

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The standard revised the guidelines for recoginition, measurement and disclosure of transfers and servicing of financial assets and extinguishment of debt. It will be effective for transactions occurring after December 31, 1996; earlier application is not allowed.

8.   DIVESTITURE, RESTRUCTURING AND ASSET IMPAIRMENTS

     A divestiture, business restructuring actions and a charge for impairment of long-lived assets during the third quarter of 1996 resulted in a net pretax gain of $2.1 million. The Company sold its joint venture converting operation in Japan for $28.4 million, resulting in a pretax gain of $17.9 million. The Company also recorded a charge for an impairment of long-lived assets and restructuring actions, which, combined, had an estimated cost of $15.8 million. An asset impairment write-down of $6.3 million was recognized for long-lived assets held in the Company's office products sector. The restructuring actions included the reorganization of certain manufacturing, distribution and administrative sites. These costs consisted of severance and related costs for approximately 200 positions worldwide ($7.4 million) and the discontinuance of product lines and related asset disposals ($2.1 million). Total cash expenditures for the restructuring program are estimated at $7.4 million. During the third quarter of 1996, approximately $6.3 million had been paid for employee severance and related costs. The Company's restructuring programs are expected to take approximately six to twelve months to complete and are likely to result in estimated annual savings of approximately $9 million to $11 million when fully implemented.


9.   SUBSEQUENT EVENTS

     On October 24, 1996, the Board of Directors authorized a two-for-one split of its common stock, in the form of a stock dividend, and an increase in the quarterly cash dividend to 17 cents per share from the previous 15 cents per share on a post-split basis, for shareholders of record at the close of business on December 6, 1996.

     On the same date, the Company announced the establishment of an employee stock benefit trust to satisfy future obligations under employee benefit plans. The Company transferred nine million shares of common stock, previously held as treasury shares, to the trust.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FOR THE QUARTER
--------------------------------------

Quarterly sales increased to $819.3 million, a 4.6 percent increase over third quarter 1995 sales of $783.5 million. Excluding the impact of prior year's sales from the divested label converting businesses and changes in foreign currency rates, sales increased 8.1 percent.

The gross profit margin for the quarter was 31.8 percent compared to 30 percent for the third quarter of 1995. The improvement was primarily due to cost reduction and control programs, new products, an improved product mix and increased capacity utilization. Marketing, general and administrative expense, as a percent of sales, was 22.1 percent compared to 21.3 percent for the third quarter of 1995.

A charge for an impairment of long-lived assets and business restructuring actions were taken during the third quarter of 1996 resulting in a net pretax gain of $2.1 million. The Company sold its joint venture operation in Japan for $28.4 million, resulting in a pretax gain of $17.9. The Corporation's decision to sell its interest in this label-converting business underscores its strategy for global expansion in Asia Pacific by concentrating its investments in its pressure-sensitive materials and office products businesses. The Company also recorded a charge for an impairment of long-lived assets and the Company's current restructuring program, which, combined, had an estimated cost of $15.8 million. An asset impairment write-down of $6.3 million was recognized for long-lived assets held in the Company's office products sector. The restructuring program included the reorganization of certain manufacturing, distribution and administrative sites. These costs consisted of severance and related costs for approximately 200 positions worldwide ($7.4 million) and the discontinuance of product lines and related asset write-offs ($2.1 million). The Company's restructuring programs are expected to take approximately six to twelve months to complete and are likely to result in an estimated annual savings of approximately $9 million to $11 million when fully implemented. These programs are an integral part of the Company's effort to identify opportunities to improve its administrative and manufacturing cost structures.

Interest expense, as a percent of sales, was 1.2 percent for the third quarter of 1996 compared to 1.5 percent for the third quarter of 1995. The decrease was due primarily to the expiration of interest rate swap agreements during the fourth quarter of 1995 and an overall lower cost of borrowing.

As a result of the above, income before taxes, as a percent of sales, increased to 8.7 percent for the quarter as compared to 7.1 percent for the third quarter of 1995. The effective tax rate for the quarter was 34.7 percent in 1996 and 36 percent in the same period last year. The decrease reflects recognition of benefits from tax loss carryforwards in Europe.

Net income increased 30 percent to $46.6 million compared to $35.8 million in the third quarter of 1995. Earnings per share for the quarter reached $.89 compared to $.67 in the same period last year, a 33 percent increase.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations by Business Sector

The pressure-sensitive adhesives and materials sector reported increased sales for the third quarter of 1996 compared to the same period last year. Excluding the restructuring actions taken in the third quarter of 1996, which totalled $7.1 million, profitability for the sector improved compared to a year ago. The U.S. operations reported increased sales primarily from increased volume and new products. Excluding the impact of restructuring costs associated with employee severance and other related costs, profitability improved for the U.S. businesses. The international businesses reported increased sales from geographic expansion. Profitability was impacted primarily due to costs related to continued investments in geographic expansion, a weak economic environment for certain businesses and major equipment start-up costs.

The office products sector reported increased sales for the quarter compared to last year. Excluding the $8.4 million in charges taken in the third quarter of 1996 for the impairments of certain long-lived assets and the discontinuance of a product line, profitability for the sector improved compared to a year ago. Increased sales in the U.S. operations were led by an improved back-to-school sales performance, particularly by the Avery brand businesses. Profitability declined as a result of charges taken to write-down impaired long-lived assets and discontinue a product line. The international office products businesses reported higher sales due to geographic expansion and growth in its European label businesses; however, this increase in sales was partially offset by the Company's French operations. Profitability for these international businesses declined primarily due to lower sales in France and start-up costs related to geographic expansion.

The converted products sector reported increased sales and profitability for the third quarter of 1996 compared to the same period last year. The U.S. operations reported increased sales primarily due to the growth in its battery label business. Profitability increased primarily as a result of the battery label sales growth and benefits from previous cost reduction actions. A general slowdown in certain markets served resulted in lower sales and profitability for the international converting businesses.

RESULTS OF OPERATIONS: NINE MONTHS YEAR-TO-DATE
-----------------------------------------------

Sales for the first nine months of 1996 were up 3 percent to $2.41 billion compared to the corresponding period of 1995. Excluding the impact of prior year's sales from the divested label converting businesses and changes in foreign currency rates, sales increased 6.4 percent.

The gross profit margin for the first nine months was 31.3 percent compared to
30.8 percent in the prior year. The improvement was primarily due to cost reduction and control programs, new products, an improved product mix and increased capacity utilization.

Marketing, general and administrative expense, as a percent of sales, declined to 22 percent for the first nine months of 1996 compared to 22.2 percent for the first nine months of 1995. The decrease was primarily attributable to cost control and cost reduction programs.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A divestiture, business restructuring actions and an impairment for long-lived assets were taken during the third quarter of 1996 resulting in a net pretax gain of $2.1 million.

Interest expense, as a percent of sales, was 1.2 percent for the year compared to 1.4 percent during the corresponding period of the prior year. The decrease was primarily due to the expiration of interest rate swap agreements during the fourth quarter of 1995 and an overall lower cost of borrowing.

Income before taxes, as a percent of sales, was 8.2 percent for the first nine months of 1996 compared to 7.1 percent for 1995. The year-to-date effective tax rate was 35.3 percent for 1996 and 36 percent for 1995. The decrease reflects recognition of benefits from tax loss carryforwards in Europe.

Net income was $128.2 million for the first nine months of 1996 compared to $106 million for the first nine months of 1995. Earnings per share increased 23 percent to $2.44 for the first nine months of 1996 compared to $1.99 for the same period last year.

Results of Operations by Business Sector

The pressure-sensitive adhesives and materials sector reported increased sales for the first nine months of 1996 compared to the same period last year. Excluding the impact of restructuring costs, including employee severance and other related costs, sector profitability was comparable to the prior year. The U.S. operations reported sales growth for the period primarily due to increased volume and new products. Restructuring costs related to severance and other related costs impacted profitability. The international businesses reported increased sales primarily due to geographic expansion and increased volume. Profitability was impacted at the international businesses by costs related to continued investments in geographic expansion, a weak economic environment for certain businesses and major equipment start-up costs.

The office products sector reported sales and profitability growth for the first nine months of 1996 compared to the prior year. The U.S. operations reported increased sales and profitability. The U.S. operations were led by sales growth for Avery-brand products. Profitability improved as a result of new products and cost reduction and control programs from previous restructuring actions, including improved logistics. The international office products businesses reported higher sales due to geographic expansion and growth in its label businesses; however, this increase in sales was partially offset by the Company's French operations. Profitability for these international businesses declined primarily due to lower sales in France and start-up costs related to geographic expansion.

The converted products sector reported increased sales and profitability for the first nine months of 1996 compared to 1995. The U.S. operations reported increased sales due to the growth in its stamp and battery label businesses. Profitability also improved primarily due to increased sales volume and operating improvements at the Company's stamp and battery label operations and benefits from previous cost reduction actions. Sales at the international converting businesses for the first nine months of 1996 were comparable to prior year. Profitability increased due to cost control programs and product pruning.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Total debt increased $26.2 million to $475.6 million from year end 1995 as a result of increased working capital needed to fund the Company's sales growth and stock repurchases. Total debt to total capital was 36.5 percent as of the end of the third quarter of 1996 and 35.5 percent at year end 1995.

Average working capital, excluding short-term debt, as a percentage of sales, decreased to 9 percent for the quarter from 10.7 percent a year ago. Average inventory turnover for the quarter ended September 28, 1996 was 9.2 compared to
9.3 in the corresponding period of the prior year; the average number of days sales outstanding in accounts receivable was 57 days compared to 56 days a year ago.

Capital spending for the quarter was $36.7 million compared to $45.7 million a year ago. For the nine months, capital spending totaled $110.6 million compared to $120.8 million a year ago. Total capital spending for 1996 is expected to be approximately $180 million.

Net cash flows provided by operating activities totaled $168 million for the first nine months of 1996 compared to $109.3 million for the same period in 1995. In addition to cash flows from operations, the Company has more than adequate financing arrangements to conduct its operations.

Shareholders' equity was $827.3 million and $815.8 million at September 1996 and year end 1995, respectively. During the third quarter of 1996, the Company purchased 465,000 shares of common stock at a cost of $24.3 million. For the first nine months of 1996, the Company purchased 1,378,000 shares of common stock at a cost of $74.4 million. The cost of treasury stock held, net of shares reissued under the Company's stock and incentive plans, increased to $345.9 million from $279.9 million at year end 1995.

FUTURE ACCOUNTING REQUIREMENTS
------------------------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages a fair value based method of accounting for an employee stock option or similar equity instrument, but allows continued use of the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees". The Company will continue to follow the provisions set forth in APB No. 25 and will therefore make the pro forma disclosures that will be required by SFAS No. 123 in its financial statements for the year ended December 28, 1996.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The standard revised the guidelines for recoginition, measurement and disclosure of transfers and servicing of financial assets and extinguishment of debt. It will be effective for transactions occurring after December 31, 1996; earlier application is not allowed.

                          PART II.  OTHER INFORMATION
                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a.   Exhibits: 11   Computation of Net Income Per Share Amounts

               27   Financial Data Schedule

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 28, 1996. However, Registrant filed the Current Report on Form 8-K dated October 24, 1996, with respect to the announcement of a two-for-one stock split, an increase in the quarterly cash dividend and creation of a grantor trust.

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



                                       November 11, 1996