Form 10-K
period 1996-12-28
AVERY DENNISON CORPORATION
filed 1997-03-28
CIK 8818

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM              TO
                                 -------------   --------------------

  COMMISSION FILE NUMBER 1-7685

                          AVERY DENNISON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               95-1492269
       (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
      150 NORTH ORANGE GROVE BOULEVARD                     91103
            PASADENA, CALIFORNIA                         (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code: (818) 304-2000

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

  Not applicable.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates as of February 25, 1997, was approximately $4,130,961,063.

  Number of shares of common stock, $1 par value, outstanding as of February 25, 1997: 121,126,532.

  The following documents are incorporated by reference into the Parts of this report below indicated:

             DOCUMENT                       INCORPORATED BY REFERENCE INTO:
             --------                       -------------------------------
 Annual Report to Shareholders for fiscal
  year ended December 28, 1996 (the "1996
  Annual Report")........................            PARTS I, II
 Definitive Proxy Statement for Annual
  Meeting of Stockholders to be held
  April 24, 1997 (the "1997 Proxy
  Statement")............................            PARTS III, IV

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  The business of Registrant and its subsidiaries (Registrant and its subsidiaries are sometimes hereinafter referred to as the "Company") include the production of pressure-sensitive adhesives and materials and the production of consumer and converted products. Some pressure-sensitive adhesives and materials are "converted" into labels and other products through embossing, printing, stamping and die-cutting, and some are sold in unconverted form as base materials, tapes and reflective sheeting. The Company also manufactures and sells a variety of consumer and converted products and other items not involving pressure-sensitive components, such as notebooks, three-ring binders, organizing systems, markers, glues, fasteners, business forms, tickets, tags, and imprinting equipment.

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

  International operations, principally in Western Europe, constitute a significant portion of the Company's business. In addition, the Company is currently expanding its operations in Asia Pacific, Latin America and Eastern Europe. The Company is subject to certain risks referred to in Exhibit 99 hereto, including those normally attending international operations, such as changes in economic conditions, currency fluctuation, exchange control regulations and the effect of international relations and domestic affairs of international countries on the conduct of business.

  The Company manufactures and sells its products from 200 manufacturing facilities and sales offices located in 36 countries, and employs a total of approximately 15,800 persons worldwide.

  No material part of the Company's business is dependent upon a single customer or a few customers and the loss of a particular customer or a few customers would not have a material adverse effect on the Company's business. However, sales of the Company's U.S. office and consumer products business is increasingly concentrated in a small number of major customers, principally discount office products superstores and distributors (see Note 4 of Notes to Consolidated Financial Statements on page 49 of the 1996 Annual Report, which is incorporated by reference). United States export sales are an insignificant part of the Company's business. Backlogs are not considered material in the industries in which the Company competes.

  Effective fourth quarter 1996, the Company realigned the reporting of its businesses from three sectors to two Pressure-sensitive adhesives and materials, and Consumer and converted products. The realignment reflects the broadening and related scope of the Company's consumer businesses to include products such as battery labels, postage stamps and children's school supplies. In addition, certain businesses previously in the Pressure-sensitive adhesives and materials sector that emphasize converting technology were reclassified into the

Consumer and converted products sector. This change more effectively aligns the Company's financial reporting with manufacturing processes and end markets. The Company's operations within each of the two sectors are divided organizationally into various groups, each consisting of divisions which manufacture products similar in nature or sell to similar markets.

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS SECTOR

  These units manufacture and sell Fasson- and Avery Dennison-brand pressure-sensitive base materials generally in unconverted form, and include Materials-Americas and Asia, Materials Europe, Specialty Tape, Marking Films, and Chemical Division. Base materials consist primarily of papers, fabrics, plastic films and metal foils which are primed and coated with Company-developed and purchased adhesives and laminated with specially coated backing papers and films for protection. They can be sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. The business of these units is not seasonal.

  Materials-Americas and Asia (including units in the United States, Canada, Mexico, South America, Australia and Asia Pacific) and Materials-Europe (including units in the major European Union countries and a unit in South Africa) manufacture and sell a wide range of pressure-sensitive coated papers, films and foils, in roll and sheet form, to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications, and also provide paper and film stock for use in a variety of industrial, commercial and consumer applications. Certain units also manufacture and sell proprietary film face stocks, release-coated materials and specialty insulation paper.

  Specialty Tape units produce single- and double-coated tapes and transfer adhesives for use in non-mechanical fastening systems in various industries and are sold to industrial and medical converters, original equipment manufacturers and disposable-diaper producers worldwide.

  Marking Films units manufacture and sell a variety of films and other products to the worldwide automotive, architectural, commercial sign, digital, printing and graphics markets. These units sell durable cast and reflective films to the construction, automotive after-market, fleet transportation, sign and industrial equipment markets, and reflective films for government and traffic applications. In addition, these units sell specialty print-receptive films to the industrial label market, metallic dispersion products to the packaging industry and proprietary woodgrain film laminates for housing exteriors and automotive applications.

  During 1996, the Company acquired base materials manufacturing capabilities in Thailand, and established distribution centers in several new countries including Argentina, India, Indonesia, Poland and Thailand to market and sell a variety of pressure-sensitive materials.

  The Chemical Division produces a range of solvent and emulsion-based acrylic polymer adhesives, protective coatings and binders for internal uses as well as for other companies.

  The Company competes, both domestically and internationally, with a number of medium to large firms. Entry of competitors into the field of pressure-sensitive adhesives and materials is limited by high capital requirements and a need for sophisticated technical know-how.

CONSUMER AND CONVERTED PRODUCTS SECTOR

  The units in this sector primarily manufacture and sell a wide range of Avery-brand office products, custom label products, specialty automotive films and labels and fastening devices. Operations include Office and Consumer Products, Converted Products--North America and Europe, VIP Converted Products North America and Fastener Worldwide, Security Printing, Automotive and Merchant Products. The business of these units is not seasonal except for certain office and consumer products sold during the back-to-school season.

  Office and Consumer Products units manufacture stock products which are sold primarily through office products wholesalers and dealers, through mass market channels of distribution, and through discount office products superstores. Operations in North America and Europe manufacture and sell a wide range of Avery-brand products for home, school and office uses, including copier, laser and ink-jet printer labels, related computer software, presentation and organizing systems, laser-printer card and index products; data-processing labels; notebooks; notebook and presentation dividers; three-ring binders; sheet protectors; and various vinyl and heat-sealed products. U.S. operations also manufacture and sell a wide range of other stationery products, including children's laser and ink-jet labels, markers, adhesives and specialty products under brand names such as Avery, Marks-A-Lot and HI-LITER, and accounting products, note pads and business forms under the Avery and National brand names. Other units in the United Kingdom also manufacture and distribute office products and accessories under the Avery, Myers and Guidex brand names. Office products units in France produce a line of Doret- and Cheval-brand binder and document protection products. Other units in Latin America, Asia Pacific and Europe have been established to market and distribute the Avery-brand line of stock self-adhesive products, including copier, laser and ink-jet labels and related software; laser printed card products and other unprinted labels.

  Converted Products--North America and Europe: North American operations produce custom pressure-sensitive and heat-transfer labels for automotive and durable goods industries and custom pressure-sensitive labels and specialty combination products for the electronic data-processing market. These products are sold directly to manufacturers and packagers and retailers, as well as through international subsidiaries, distributors and licensees. European operations produce custom and stock labels, labeling machinery and data printing systems, which are marketed to a wide range of industrial users.

  VIP Converted Products North America and Fastener Worldwide units design, fabricate and sell a wide variety of tags and labels and an established line of machines for imprinting, dispensing and attaching preprinted roll tags and labels. The machine products are designed for use with tags as a complete system. These units also design, assemble and sell integrated shipping and receiving systems. Principal markets include apparel, retail and industrial companies for identification, tracking and control applications principally in North America, Europe and Asia Pacific. The Fastener business produces plastic tying and attaching products for retail and industrial users. Products are sold directly to end users and internationally through subsidiaries, as well as through distributors and licensees in other countries.

  The Security Printing business manufactures and sells on-battery testing labels to battery manufacturers, and self-adhesive stamps to the U.S. and international postal services. The Company is an integrated supplier of adhesive coating, security printing and converting technologies for postage stamp production. Automotive operations manufacture and convert films for vehicle finishes, striping decoration and identification. Avloy Dry Paint film laminates are supplied to automotive suppliers and original equipment manufacturers. Merchant Products businesses manufacture pressure-sensitive sheeted and die-cut papers and films, which are sold through fine-paper merchants.

  Office and Consumer Products units are generally leaders in most markets in which they compete even though they must compete with other large manufacturers on a global basis. Among the principal competitors in the office and consumer products business are Esselte AB, American Brands, Inc. and Minnesota Mining and Manufacturing Co. The Company believes that its ability to service its customers with an extensive product line, its distribution strength, and its ability to develop internally and to commercialize successfully new products are probably the most important factors in developing and maintaining the various units' competitive position. The Converted Products business units usually occupy a solid position in most markets in which they compete, although many face strong local competition. The Company believes that its diverse technical foundation, including a significant range of electronic imprinting and data control systems, high speed printers, automatic labeling systems and fastening devices are probably the most important factors in developing and maintaining the various units' competitive position.

RESEARCH AND DEVELOPMENT

  Many of the Company's current products are the result of its own research and development efforts. The Company expended $54.6 million, $52.7 million, and $49.1 million in 1996, 1995 and 1994, respectively, on research related activities by operating units and the Avery Research Center (the "Research Center"), located in Pasadena, California. A substantial amount of the Company's research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to both the Company's industry sectors.

  The operating units' research efforts are directed primarily toward developing new products and processing techniques and improving product performance, often in close association with customers. The Research Center supports the units' patent and product development work, and focuses on research and development in new adhesives, materials and coating processes. Research and development generally focuses on projects affecting more than one industry sector in such areas as printing and coating technologies, and adhesive, release, coating and ink chemistries.

  The loss of any of the Company's individual patents, trademarks or licenses, or any group of related patents, trademarks or licenses, would not be material to the business of the Company taken as a whole, nor to either one of the Company's industry sectors except those referred to above.

THREE-YEAR SUMMARY OF SECTOR INFORMATION

  The Business Sector Information attributable to the Company's operations for the three years ended December 28, 1996, which appears in Note 10 of Notes to Consolidated Financial Statements on pages 54 through 56 of the 1996 Annual Report, is incorporated herein by reference.

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

  The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and is including Exhibit 99 to this filing to incorporate this safe harbor statement.

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

CONSUMER AND CONVERTED PRODUCTS SECTOR

  Domestic--Gainesville, Georgia; Rochelle and Rolling Meadows, Illinois;
          Chicopee, Framingham and Springfield, Massachusetts; Meridian, Mississippi; Philadelphia, Pennsylvania; Clinton, South Carolina and Crossville, Tennessee.

  Foreign--Bowmanville, Canada; and La Monnerie, Troyes, France; and Utrecht,
          The Netherlands.

  In addition to the Company's principal manufacturing facilities described above, the Company's principal facilities include its corporate headquarters facility and Research Center in Pasadena, California, and offices located in Maidenhead, England; Leiden, The Netherlands; Concord, Ohio and Framingham, Massachusetts.

  All of the Company's principal properties identified above are owned in fee except Rolling Meadows, Illinois; Springfield, Massachusetts; Ajax, Canada; Haan, Germany and small portions of the Framingham, Massachusetts; and La Monnerie, France facilities, all of which are leased.

  All of the buildings comprising the facilities identified above were constructed after 1954, except parts of the Framingham, Massachusetts plant and office complex. All buildings owned or leased are well maintained and of sound construction, and are considered suitable and generally adequate for the Company's present needs. The Company intends to expand capacity and provide facilities to meet future increased demand. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except for mortgage liens against the Meridian, Mississippi; and Turnhout, Belgium plants and three other facilities not listed separately above.

ITEM 3. LEGAL PROCEEDINGS

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency ("EPA") and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") for past and future cleanup costs at hazardous waste sites. The Company has been designated by the EPA and/or other responsible state agencies as a PRP at 17 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to four of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Based on current site assessments, management believes the potential liability over the amounts currently accrued would not materially affect the Company.

  The Registrant and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. In the opinion of the Company's management, the resolution of these matters will not materially affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT*

                               SERVED AS             FORMER POSITIONS AND
NAME                     AGE OFFICER SINCE          OFFICES WITH REGISTRANT
----                     --- -------------          -----------------------
Charles D. Miller.......  69 May 1965        1964-1983 Various positions of
 Chairman and Chief                                     increasing responsibility
 Executive Officer (Also
 Director of Registrant)
Philip M. Neal..........  56 January 1974    1974-1990 Various positions of
 President and Chief                                    increasing responsibility
 Operating Officer (Also
 Director of Registrant)
R. Gregory Jenkins......  60 July 1981       1974-1988 Various positions of
 Senior Vice President,                                 increasing responsibility
 Finance and Chief
 Financial Officer
Alan J. Gotcher.........  47 November 1984   1984-1990 Vice President, Corporate
 Senior Vice President,                                 Research
 Manufacturing and
 Technology
Robert G. van             50 December 1981   1981-1996 Vice President, General
 Schoonenberg...........                                Counsel and Secretary
 Senior Vice President,
 General Counsel and
 Secretary
Wayne H. Smith..........  55 June 1979                 None
 Vice President and
 Treasurer
Thomas E. Miller........  49 March 1994      1973-1993 Various positions of
 Vice President and                                     increasing responsibility
 Controller
                                             1993-1994 V.P. and Assistant
                                                        Controller
Diane B. Dixon..........  45 December 1985   1982-1985 Director of Communications
 Vice President,
 Corporate
 Communications
Susan B. Garelli........  45 October 1994  **1991-1993 Senior V.P., Human Resources
 Vice President, Human                                  and Corporate
 Resources                                              Communications, JWP, Inc.
                                           **1993-1994 Consultant, JWP, Inc.
Paul B. Germeraad.......  49 May 1991                  None
 Vice President and
 Director,
 Corporate Research
Johan J. Goemans........  53 October 1992    1975-1990 Various positions of
 Vice President,                                        increasing
 Management                                             responsibility
 Information Systems                         1991-1992 Director of Distribution and
                                                        Logistics, Fasson Roll
                                                        Division U.S.
Daniel R. O'Bryant......  39 March 1996      1990-1993 Various positions of
 Vice President,                                        increasing
 Operations Audit and                                   responsibility
 Business Consulting                              1994 Vice President, Finance, and
                                                        Administrative Services,
                                                        Europe
                                                  1995 Vice President, Operations
                                                        Planning

                               SERVED AS             FORMER POSITIONS AND
NAME                     AGE OFFICER SINCE          OFFICES WITH REGISTRANT
----                     --- -------------          -----------------------
James L. Fletcher.......  55 June 1993       1988-1991 Various positions of
 Vice President,                                        increasing
 Customer                                    1991-1993  responsibility
 Service and Logistics                                 V.P., Customer Logistics
Gary A. McCue...........  60 November 1987   1987-1994 Vice President and
 Vice President,                             1994       Controller
 Strategic Value                                       Vice President, Corporate
 Development                                            Value Planning and
                                                        Development
Kim. A. Caldwell........  49 June 1990       1974-1990 Various positions of
 Senior Group Vice                                      increasing
 President,                                             responsibility
 Worldwide Materials--
 Americas and Asia
Geoffrey T. Martin......  42 January 1994    1986-1988 Managing Director, Label
 Senior Vice President,                      1988-1992  Systems
 Worldwide Tape &                                      V.P. and General Manager,
 Converting and                              1992-1993  Label Systems UK and
 Materials--Europe                                      Ireland
                                             1993-1994 V.P., Office Products Group
                                                        Europe
                                                       Group Vice President,
                                                        Converting and Office
                                                        Products Europe
Stephanie A. Streeter...  39 March 1996      1985-1991 Various positions of
 Group Vice President,                                  increasing
 Worldwide Office                            1991-1993  responsibility
 Products                                    1993-1994 V.P. and General Manager,
                                                        Avery Office Labels
                                                       V.P. and General Manager,
                                                        Avery Dennison Brands
James E. Shaw...........  65 February 1994   1986-1991 Various positions of
 Group Vice President,                                  increasing
 Automotive and Graphic                                 responsibility
 Systems                                     1991-1994 V.P. and General Manager,
                                                        Automotive and Graphic
                                                        System Division
Robert D. Fletcher......  61 March 1976      1967-1988 Various positions of
 Group Vice President,                                  increasing
 Asia Pacific                                           responsibility
                                                       1988-1993 Group Vice President,
                                                        International Converting
                                                        Group
Flavio T. Lacerda.......  50 May 1996      **1991-1994 Latin America Regional
 Group Vice President,                                  Manager,
 Latin America                             **1995-1996  Loctite Corporation
 America                                               President for Latin America
                                                        and South Africa, Loctite
                                                        Corporation
Donald R. McKee.........  60 December 1995   1971-1993 Various positions of
 Vice President, Label                                  increasing
 Ventures                                               responsibility
                                             1993-1995 Vice President and General
                                                        Manager, Soabar Systems
                                                        Division
                                             1995      Vice President, Soabar
                                                        Products and Fastener
                                                        Divisions
                                             1996      Group Vice President,
                                                        Converted and Fastener
                                                        Products North
                                                        America

--------
* All officers are elected to serve a one year term and until their successors are elected and quality.

** Business experience prior to service with Registrant.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information called for by this item appears on page 60 of Registrant's 1996 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Selected financial data for each of Registrant's last five fiscal years appears on pages 36 and 37 of Registrant's 1996 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                                                       1996     1995     1994
                                                     -------- -------- --------
                                                       (DOLLARS IN MILLIONS)
   Net sales........................................ $3,222.5 $3,113.9 $2,856.7
   Cost of products sold............................  2,204.2  2,156.6  1,948.9
                                                     -------- -------- --------
   Gross profit.....................................  1,018.3    957.3    907.8
   Marketing, general and administrative expense....    712.4    689.8    691.9
   Net gain on divestitures and restructuring
   charges..........................................      2.1      1.5       --
                                                     -------- -------- --------
   Earnings before interest and taxes............... $  308.0 $  269.0 $  215.9

  Sales increased 3.5 percent to $3.22 billion in 1996, compared to $3.11 billion in 1995. Excluding the impact of business divestitures and changes in foreign currency exchange rates, sales increased 6.4 percent. In 1995, sales increased 9 percent over 1994 sales of $2.86 billion. Excluding the impact of sales from the divested operations and changes in foreign currency exchange rates for 1995, sales increased approximately 7 percent. During the fourth quarter of 1995, the Company sold a portion of its North American label converting operations. These businesses accounted for approximately 2 percent of the Company's 1995 total sales. Each of the Company's 1996, 1995 and 1994 fiscal years consisted of 52 weeks.

  Gross profit margins for the years ended 1996, 1995 and 1994 were 31.6 percent, 30.7 percent and 31.8 percent, respectively. Gross profit margins during 1996 improved compared to 1995 due primarily to an improved product mix, new products, cost reduction and control programs and increased capacity utilization. There was also a $3.2 million LIFO benefit reported during 1996. The decline in the gross profit percentage during 1995 was primarily due to a shift in product mix, plant and major production line start-ups, and $1.6 million in expense related to LIFO inventories compared to a benefit of $400,000 for 1994.

  Marketing, general and administrative expense as a percent of sales was 22.1 percent in 1996, 22.2 percent in 1995 and 24.2 percent in 1994. The improvement in 1996 over 1995 was primarily attributable to cost control and reduction efforts throughout the Company and was achieved despite major investments in geographic expansion, business realignment and new product programs. The improvement during 1995 was primarily attributable to benefits from the Company's cost reduction programs, a shift in product mix and increased sales.

  During the third quarter of 1996, restructuring actions were taken, resulting in a net pretax gain of $2.1 million. The Company sold its equity interest in a label operation in Japan for $28.4 million, resulting in a pretax gain of $17.9 million. The Company also recorded $15.8 million of restructuring charges, which included an asset impairment write-down of $6.3 million for long-lived assets held in the Company's Consumer and converted products sector. The restructuring program also included the reorganization of certain manufacturing, distribution and administrative sites. These costs consisted of severance and related costs for approximately 200 positions worldwide ($7.4 million) and the discontinuance of product lines and related asset write-offs ($2.1 million). These actions are expected to be completed during 1997 and are expected to result in estimated annual savings of approximately $9 million to $11 million when fully implemented.

  Business restructuring actions taken during the fourth quarter of 1995 resulted in a net pretax gain of $1.5 million. Certain businesses which no longer met the Company's strategy for converting technology were sold for $95 million. A $40.7 million pretax gain on the sale of these businesses was offset by restructuring charges of $39.2 million which included the closure of four plants and the reorganization of certain manufacturing, distribution and administrative sites. These costs consisted of severance and related costs for approximately 400 positions worldwide ($16.2 million), discontinuance of product lines and related asset write-offs ($13.1 million), and plant closure and other costs ($9.9 million). This program is also expected to be completed during 1997 and is expected to result in estimated annual savings of $14 million to $17 million when fully implemented. The 1996 and 1995 programs are an integral part of the Company's ongoing effort to identify opportunities to improve its administrative and manufacturing cost structures.

  Interest expense as a percent of sales was 1.2 percent in 1996, 1.4 percent in 1995 and 1.5 percent in 1994. The decrease in 1996 was primarily due to the expiration of interest rate swap agreements during the fourth quarter of 1995 and an overall lower cost of borrowing. Interest expense increased in 1995 due to higher debt levels, but was more than offset by the impact of increased sales.

  Income before taxes, as a percent of sales, was 8.4 percent for 1996, 7.2 percent for 1995 and 6.1 percent for 1994. The improvement during 1996 was primarily due to higher gross profit margins and lower interest expense as a percent of sales. The improvement during 1995 was primarily due to lower operating and interest expenses as a percent of sales. The effective tax rate was 35 percent in 1996, 36 percent in 1995, and 36.7 percent in 1994.

                                                            1996   1995   1994
                                                           ------ ------ ------
                                                           (IN MILLIONS, EXCEPT
                                                             PER COMMON SHARE
                                                                 AMOUNTS)
   Net income............................................. $175.9 $143.7 $109.4
   Net income per common share............................   1.68   1.35    .98
   Net income per fully-diluted common share..............   1.62   1.31    .96
   Average common shares outstanding......................  105.0  106.5  111.1
   Average fully-diluted common shares outstanding........  108.3  109.3  113.7

  Net income increased to $175.9 million in 1996 compared to $143.7 million in 1995, reflecting a 22 percent increase over 1995. Net income in 1994 was $109.4 million. Net income, as a percent of sales, was 5.5 percent, 4.6 percent and 3.8 percent in 1996, 1995 and 1994, respectively.

  Net income per common share reached $1.68 in 1996 compared to $1.35 in 1995, a 24 percent increase over prior year. Net income per common share was $.98 in 1994. Primarily due to the significant increase in the Company's stock price during 1996 and share repurchases, the Company is now required to report net income per share on a fully-diluted basis. Net income per fully-diluted common share was $1.62 in 1996, $1.31 in 1995 and $.96 in 1994.

RESULTS OF OPERATIONS BY BUSINESS SECTOR

  Effective fourth quarter 1996, the Company realigned the reporting of its businesses from three sectors to two--Pressure-sensitive adhesives and materials, and Consumer and converted products. The realignment reflects the broadening and related scope of the Company's consumer businesses to include products such as battery labels, postage stamps and children's school supplies. In addition, certain businesses previously in the Pressure-sensitive adhesives and materials sector that emphasize converting technology were reclassified into the Consumer and converted products sector. This change more effectively aligns the Company's financial reporting with manufacturing processes and end markets. Sector information for 1995 and 1994 has been reclassified to conform with the 1996 sector presentation.

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS:

                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (IN MILLIONS)
   Net sales........................................  $1,693.5 $1,589.7 $1,389.7
   Income from operations before interest and taxes.     157.7    144.8    138.8

   The Pressure-sensitive adhesives and materials sector reported increased sales and profits for 1996 compared to 1995. The sector's income results include restructuring charges of $7.1 million in 1996 and $15.1 million in 1995. The U.S. operations reported sales growth for the year primarily due to increased volume and new products. Profitability improved as a result of cost reduction actions, increased capacity utilization and improved operating efficiencies. The international businesses reported increased sales primarily due to its geographic expansion in emerging markets and increased volume. Profitability for the international businesses increased primarily due to the extent of restructuring charges taken in 1995 compared to 1996. This increase was partially offset by costs related to continued investments in geographic expansion and major equipment start-up costs.

   The Pressure-sensitive adhesives and materials sector reported increased sales and profitability for 1995 compared to 1994. Profitability for the sector increased despite the $15.1 million in restructuring charges taken in 1995. The U.S. operations reported a significant increase in sales due to unit volume growth and pricing actions. Profitability improvement was primarily due to sales growth and lower operating expenses as a percent of sales, but was partially offset by plant and major equipment start-up costs for capacity expansion, and the reorganization of certain manufacturing sites. Sales for the European operations increased significantly primarily as a result of volume growth from improved economic conditions over 1994, pricing actions and changes in foreign currency rates. Profitability increased, despite costs taken for restructuring programs, primarily as a result of sales growth, lower operating expenses as a percent of sales and a more favorable product mix.

CONSUMER AND CONVERTED PRODUCTS:

                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (IN MILLIONS)
   Net sales........................................  $1,670.5 $1,588.6 $1,488.6
   Income from operations before interest and taxes.     159.0    147.8    102.1

  The Consumer and converted products sector reported increased sales and profitability for 1996 compared to 1995. The sector's income results include restructuring charges of $8.7 million for 1996 compared to a $16.6 million net gain on divestitures and restructuring charges in 1995. The U.S. operations reported increased sales primarily due to the growth of its battery label business and for its Avery-brand products. Profitability improved primarily due to increased sales volume, new products and operating improvements, including improved logistics. The international businesses reported higher sales due to geographic expansion and growth of its office label businesses; however, this sales increase was partially offset by sales declines in a portion of the French operations. Profitability in 1996 for the international businesses was comparable to 1995. Profit improvements from cost control programs and product pruning were offset by lower sales in one of the French operations and start-up costs related to geographic expansion.

  The Consumer and converted products sector reported increased sales and profits for 1995 compared to 1994. Profits in 1995 included a $40.7 million gain from the sale of certain nonstrategic North American label converting operations, which was partially offset by $24.1 million in restructuring charges. The U.S. operations reported increased sales for 1995 primarily due to sales growth of its Avery-brand and postage stamp businesses. Profitability increased for the U.S. operations due to successful new products, an improved product mix and cost reduction actions, including the consolidations of distribution warehouses and sales forces in the United States. The international businesses reported increased sales as a result of new products, an improved European economy and changes in foreign currency rates. A more favorable product mix coupled with cost reduction actions taken in previous years and lower operating expenses as a percent of sales resulted in significantly higher profitability over 1994.

FINANCIAL CONDITION

  Average working capital, excluding short-term debt, as a percent of sales was 9.1 percent in 1996, 9.6 percent in 1995 and 10 percent in 1994. The decrease in 1996 was primarily due to higher sales and an increase in current liabilities. Average inventory turnover was 9.3 in 1996, 9.0 in 1995 and 9.3 in 1994; the average number of days sales outstanding in accounts receivable was 55 days in 1996, 1995 and 1994.

  Net cash flow from operating activities was $304 million in 1996, $187.9 million in 1995 and $265 million in 1994. The increase in net cash flow in 1996 was due primarily to the change in working capital requirements and the Company's improved profitability. The decrease in 1995 was primarily due to a change in working capital requirements which was partially offset by the increase in net income.

  Total debt increased $17.5 million to $466.9 million compared to year end 1995. Total debt to total capital was 35.9 percent at year end 1996 compared to 35.5 percent at year end 1995. Long-term debt as a percent of total long-term capital increased to 30.8 percent from 29 percent at year end 1995.

  In October 1996, the Company established the Avery Dennison Corporation Employee Stock Benefit Trust (the "Trust") to fund a portion of the Company's obligations arising from various current and future employee benefit plans. As a result, the Company sold 18 million shares of treasury stock to the Trust at fair market value. This transaction had no impact on the Company's financial condition. The Trust has a 15-year life during which it will utilize the stock to satisfy certain Company obligations.

  Shareholders' equity increased to $832 million from $815.8 million at year end 1995. During 1996, the Company repurchased 3.8 million shares of common stock at a cost of $109.3 million. The cost of treasury stock held, after the sale of shares to the Trust and net of shares reissued under the Company's stock option and incentive plans, at year end 1996 decreased $212.4 million to $67.5 million from year end 1995. In January 1995, the Board of Directors authorized the repurchase of an additional ten million shares of the Company's outstanding common stock for an aggregate of 30.4 million shares authorized for repurchase. As of year end 1996, a cumulative 25.4 million shares of common stock had been purchased under this authorization.

  The return on average shareholders' equity was 21.4 percent in 1996, 18.6 percent in 1995 and 14.8 percent in 1994. The improvements during 1996 and 1995 were primarily due to a significant increase in profitability and the impact from share repurchases. The return on average total capital for those three years was 16.4 percent, 14.4 percent and 12.1 percent, respectively. The increases during those years were primarily due to profitability improvements and more effective utilization of the Company's assets.

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency and state environmental agencies alleging that the Company is a potentially responsible party (PRP) for past and future cleanup costs at hazardous waste sites. The Company has received requests for information, notices and/or claims with respect to 17 waste sites in which the Company has no ownership interest. Litigation has been initiated by a governmental authority with respect to four of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. Environmental investigatory and remediation projects are also being undertaken on property presently owned by the Company. The Company has accrued liabilities for all sites where it is probable that a loss will be incurred and the minimum cost or amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessments and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Based on current site assessments, management believes that the potential liability over the amounts currently accrued would not materially affect the Company.

LIQUIDITY AND CAPITAL RESOURCES

  In addition to cash flow from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

  During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission $150 million in principal amount of medium-term notes. As of year end 1996, no notes had been issued. Proceeds from the medium-term notes will be used to reduce debt and for other general corporate purposes. The Company's currently outstanding medium-term notes have maturities from 1997 through 2025 and have a weighted-average interest rate of
7.2 percent.

  The Company's restructuring programs included the 1996 $28.4 million sale of its equity interest in a label operation in Japan and the 1995 $95 million sale of certain non-strategic label converting businesses. The restructuring programs had an estimated cost of $15.8 million and $39.2 million for 1996 and 1995, respectively. At year end 1996 and 1995, $16 million and $24.5 million, respectively, remained accrued for both programs and related primarily to employee severance and plant closure costs. By year end 1996 and 1995, total cash expenditures paid for both restructuring programs totalled $14.5 million and $1.5 million, respectively, and related primarily to employee severance and plant closure costs.

  Capital expenditures were $187.6 million in 1996 and $190.3 million in 1995. Capital expenditures for 1997 are expected to be approximately $190 to $200 million.

  The annual dividend rate per share increased to $.62 in 1996 from $.55 in 1995 and $.50 in 1994.

  The Company continues to expand its operations in Asia Pacific, Latin America and Europe. The Company's future results are subject to changes in economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. To manage its exposure to these fluctuations, the Company may enter into forward exchange and interest rate contracts, where appropriate.

  Effective 1997, Mexico will be treated as a hyperinflationary economy for accounting purposes due to the cumulative inflation rate over the past three years. As a result, the functional currency of subsidiaries operating in Mexico will change from the peso to the dollar and translation gains and losses will be included in net income. These operations, including those located in Brazil which also operate in a hyperinflationary economy, are not significant to the Company's consolidated financial position.

FUTURE ACCOUNTING REQUIREMENTS

  In July 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The standard revised the guidelines for recognition, measurement and disclosure of transfers and servicing of financial assets and extinguishment of debt. It will be effective for transactions occurring after December 31, 1996. The Company will implement the standard during the first quarter of 1997, if applicable; however, the impact has yet to be determined.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is contained in Registrant's Consolidated Financial Statements and the Notes thereto appearing on pages 42 through 56, and in the Report of Independent Certified Public Accountants on page 57 of Registrant's 1996 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors called for by this item is incorporated by reference from pages 2, 3 and 4 of the 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in
Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 15 of the 1996 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by items 11, 12 and 13 is incorporated by reference from pages 5 through 21 of the 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

  (b) Reports on Form 8-K: Registrant filed two Reports on Form 8-K for the three months ended December 28, 1996:

    Form 8-K dated December 16, 1996, with respect to its execution of certain agreements in connection with Medium Term Notes, Series D (Registration No. 333-16375).

    Form 8-K dated October 24, 1996, with respect to its execution of certain agreements in connection with the Employee Stock Benefit Trust.

  (c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

  (d) Those financial statement schedules required by Regulation S-X which are excluded from Registrant's 1996 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Avery Dennison Corporation

                                          By    /s/ R. Gregory Jenkins
                                            ___________________________________
                                                    R. Gregory Jenkins
                                            Senior Vice President, Finance and
                                                  Chief Financial Officer

Dated: March 27, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ Charles D. Miller          Chairman and Chief Executive    March 27, 1997
____________________________________  Officer; Director
         Charles D. Miller


        /s/ Philip M. Neal           President and Chief             March 27, 1997
____________________________________  Operating Officer; Director
           Philip M. Neal

     /s/ R. Gregory Jenkins          Senior Vice President,          March 27, 1997
____________________________________  Finance and Chief Financial
         R. Gregory Jenkins           Officer (Principal
                                      Financial Officer)

      /s/ Thomas E. Miller           Vice President and              March 27, 1997
____________________________________  Controller (Principal
          Thomas E. Miller            Accounting Officer)

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
   /s/ Dwight L. Allison, Jr.        Director                        March 27, 1997
____________________________________
       Dwight L. Allison, Jr.


        /s/ John C. Argue            Director                        March 27, 1997
____________________________________
           John C. Argue


         /s/ Joan T. Bok             Director                        March 27, 1997
____________________________________
            Joan T. Bok


      /s/ Frank V. Cahouet           Director                        March 27, 1997
____________________________________
         Frank V. Cahouet


      /s/ Richard M. Ferry           Director                        March 27, 1997
____________________________________
          Richard M. Ferry


      /s/ Peter W. Mullin            Director                        March 27, 1997
____________________________________
          Peter W. Mullin


     /s/ Sidney R. Petersen          Director                        March 27, 1997
____________________________________
         Sidney R. Petersen


     /s/ John B. Slaughter           Director                        March 27, 1997
____________________________________
         John B. Slaughter


                           AVERY DENNISON CORPORATION

                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES

                                                            REFERENCE (PAGE)
                                                           -------------------
                                                            FORM
                                                            10-K     ANNUAL
                                                           ANNUAL  REPORT TO
                                                           REPORT SHAREHOLDERS
                                                           ------ ------------
Data incorporated by reference from the attached portions
 of the 1996 Annual Report to Shareholders of Avery
 Dennison Corporation:
 Report of Independent Certified Public Accountants.......   --        57
  Consolidated Balance Sheet at December 28, 1996 and
   December 30, 1995......................................   --        42
  Consolidated Statement of Income for 1996, 1995 and
   1994...................................................   --        43
  Consolidated Statement of Shareholders' Equity for 1996,
   1995 and 1994..........................................   --        44
  Consolidated Statement of Cash Flows for 1996, 1995 and
   1994...................................................   --        45
  Notes to Consolidated Financial Statements..............   --      46-56

  Individual financial statements of 50% or less owned entities accounted for by the equity method have been omitted because, considered in the aggregate or as a single subsidiary, they do not constitute a significant subsidiary.

  With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, and the information referred to in Items 1, 5 and 6, which is included in the 1996 Annual Report and incorporated herein by reference, the 1996 Annual Report is not to be deemed
"filed" as part of this report.

Data submitted herewith:
  Report of Independent Certified Public Accountants......  S-2         --
  Financial Statement Schedules (for 1996, 1995 and 1994):
    II--Valuation and Qualifying Accounts and Reserves....  S-3         --
  Consent of Independent Accountants......................  S-4         --

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Avery Dennison Corporation

  Our report on the consolidated financial statements of Avery Dennison Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 57 of the 1996 Annual Report to Shareholders of Avery Dennison Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
January 28, 1997

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN MILLIONS)

                                          ADDITIONS
                                    ---------------------
                           BALANCE  CHARGED               DEDUCTIONS--
                             AT     TO COSTS              UNCOLLECTIBLE BALANCE
                          BEGINNING   AND        FROM       ACCOUNTS    AT END
                           OF YEAR  EXPENSES ACQUISITIONS  WRITTEN OFF  OF YEAR
                          --------- -------- ------------ ------------- -------
1996
  Allowance for doubtful
   accounts..............   $17.6     $4.1       $--          $4.2       $17.5
                            =====     ====       ===          ====       =====
1995
  Allowance for doubtful
   accounts..............   $18.5     $4.7       $--          $5.6       $17.6
                            =====     ====       ===          ====       =====
1994
  Allowance for doubtful
   accounts..............   $16.7     $7.5       $--          $5.7       $18.5
                            =====     ====       ===          ====       =====

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the registration statements of Avery Dennison Corporation on Form S-8 (File Nos. 2-47617, 2-60937, 2-82207, 33-1132, 33-3645, 33-3637, 33-27275, 33-35995-01,33-41238, 33-45376,
33-54411, 33-58921 and 33-63979) of our report, which appears on page 57 of the 1996 Annual Report to Shareholders and is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedule listed in the index on page S-1.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 28, 1997

                          AVERY DENNISON CORPORATION

                                 EXHIBIT INDEX

                     FOR THE YEAR ENDED DECEMBER 28, 1996

INCORPORATED BY REFERENCE:

                                    ORIGINALLY
                                     FILED AS
 EXHIBIT                             EXHIBIT
   NO.             ITEM                NO.                   DOCUMENT
 -------           ----             ----------               --------
 (3.1)   Restated Articles of         B
          Incorporation..........              Proxy Statement dated February 28,
                                                1977 for Annual Meeting of
                                                Stockholders March 30, 1977;
                                                located in
                                                File No. 0-225 at Securities and
                                                Exchange Commission, 450 5th St.,
                                                N.W., Washington, D.C.

 (3.1.1) Amendment to Certificate
          of Incorporation, filed
          April 10, 1984 with
          Office of Delaware
          Secretary of State.....     3.1.1    1983 Annual Report on Form 10-K
 (3.1.2) Amendment to Certificate
          of Incorporation, filed
          April 11, 1985 with
          Office of Delaware
          Secretary of State.....     3.1.2    1984 Annual Report on Form 10-K
 (3.1.3) Amendment to Certificate
          of Incorporation filed
          April 6, 1987 with
          Office of Delaware
          Secretary of State.....     3.1.3    1986 Annual Report on Form 10-K
 (3.1.4) Amendment to Certificate
          of Incorporation filed
          October 17, 1990 with
          Office of Delaware
          Secretary of State.....              Current Report on Form 8-K filed
                                               October 31, 1990

 (3.2)   By-laws, as amended.....     3(ii)    First Quarterly Report for 1996 on
                                                Form 10-Q
 (4.1)   Rights Agreement dated
          as of June 30, 1988....              Current Report on Form 8-K filed
                                                July 9, 1988
 (4.1.1) Amendment to Rights
          Agreement dated as of
          December 9, 1994.......              Current Report on Form 8-K filed
                                                December 14, 1994
 (4.2)   Indenture, dated as of
          March 15, 1991, between
          Registrant and Security
          Pacific National Bank,
          as Trustee (the
          "Indenture")...........              Registration Statement on Form S-3
                                                (File No. 33-39491)
 (4.3)   Officers' Certificate
          establishing a series
          of Securities entitled
          "Medium-Term Notes"
          under the Indenture....              Current Report on Form 8-K filed
                                                March 25, 1991
 (4.4)   First Supplemental
          Indenture, dated as of
          March 16, 1993, between
          Registrant and
          BankAmerica National
          Trust Company, as
          successor Trustee (the
          "Supplemental
          Indenture")............              Registration Statement on Form S-3
                                                (File No. 33-59642)

                                        ORIGINALLY
                                         FILED AS
 EXHIBIT                                 EXHIBIT
   NO.               ITEM                  NO.                   DOCUMENT
 -------             ----               ----------               --------
  (4.5)   Officers' Certificate
           establishing a series of
           Securities entitled
           "Medium-Term
           Notes" under the
           Indenture, as amended by
           the Supplemental
           Indenture...............                Current Report on Form 8-K filed
                                                    April 7, 1993
  (4.6)   Officers' Certificate
           establishing a series of
           Securities entitled
           "Medium-Term Notes,
           Series B" under the
           Indenture, as amended by
           the Supplemental
           Indenture...............                Current Report on Form 8-K filed
                                                    March 29, 1994
  (4.7)   Officers' Certificate
           establishing a series of
           Securities entitled
           "Medium-Term Notes,
           Series C" under the
           Indenture, as amended by
           the Supplemental
           Indenture...............                Current Report on Form 8-K filed
                                                    May 12, 1995
  (4.8)   Officers' Certificate
           establishing a series of
           Securities entitled
           "Medium-Term Notes,
           Series D" under the
           Indenture, as amended by
           the Supplemental
           Indenture...............                Current Report on Form 8-K filed
                                                    December 16, 1996
 (10.1)   *Amended 1973 Stock
           Option and Stock
           Appreciation Rights Plan
           for Key Employees of
           Avery International
           Corporation ("1973
           Plan")..................       10.1     1987 Annual Report on Form 10-K
 (10.1.1) *Form of Incentive Stock
           Option Agreement for use
           under 1973 Plan.........       10.1.3   1984 Annual Report on Form 10-K
 (10.1.2) *Form of Non-Qualified
           Stock Option Agreement
           for use under 1973 Plan.       10.1.4   1987 Annual Report on Form 10-K
 (10.1.3) *Form of coupled Stock
           Appreciation Right
           Agreement for use under
           1973 Plan...............       10.1.5   1985 Annual Report on Form 10-K
 (10.1.4) 1985 U.K. Stock Option
           Scheme..................       10.1.7   1985 Annual Report on Form 10-K
 (10.1.5) Form of Incentive Stock
           Option Agreement for use
           under U.K. Stock Option
           Scheme..................       10.1.8   1985 Annual Report on Form 10-K
 (10.1.6) Form of Stock Option
           Agreement for use under
           U.K. Stock Option
           Scheme..................       10.1.9   1985 Annual Report on Form 10-K
 (10.2.2) *Form of Incentive Stock
           Option Agreement for use
           under 1988 Plan.........       10.2.2   1991 Annual Report on Form 10-K
 (10.3)   *Deferred Compensation
           Plan for Directors......       10.3     1981 Annual Report on Form 10-K
 (10.5)   *Executive Medical and
           Dental Plan (description).     10.5     1981 Annual Report on Form 10-K
 (10.6)   *Executive Financial
           Counseling Service
           (description).............     10.6     1981 Annual Report on Form 10-K
 (10.7.1) *Executive Employment
           Security Policy dated
           February 1, 1983........       10.7.1   1982 Annual Report on Form 10-K

                                       ORIGINALLY
                                        FILED AS
  EXHIBIT                               EXHIBIT
    NO.               ITEM                NO.                   DOCUMENT
  -------             ----             ----------               --------
 (10.7.2)  *Executive Employment
            Security Policy dated
            February 1, 1985........    10.13     1984 Annual Report on Form 10-K
 (10.7.3)  *Executive Employment
            Security Policy dated
            November 19, 1987.......    10.7.3    1993 Annual Report on Form 10-K
 (10.8.1)  *Agreement dated October
            24, 1990 with Charles D.
            Miller..................    10.8.1    1990 Annual Report on Form 10-K
 (10.8.2)  *Agreement dated October
            23, 1990 with Philip M.
            Neal....................    10.8.2    1990 Annual Report on Form 10-K
 (10.9)    *Executive Group Life
            Insurance Plan..........    10.9      1982 Annual Report on Form 10-K
 (10.10)   *Form of Indemnity
            Agreements between
            Registrant and certain
            directors and officers..    10.10     1986 Annual Report on Form 10-K
 (10.10.1) *Form of Indemnity
            Agreement between
            Registrant and certain
            directors and officers..    10.10.1   1993 Annual Report on Form 10-K
 (10.11)   *Supplemental Executive
            Retirement Plan.........    10.11     1983 Annual Report on Form 10-K
 (10.11.1) *Amended Letter of Grant
            to C.D. Miller under
            Supplemental Executive
            Retirement Plan.........    10.11.2   1992 Annual Report on Form 10-K
 (10.12)   *Complete Restatement and
            Amendment of Avery
            Dennison Corporation
            Executive Deferred
            Compensation Plan.......    10.12     1994 Annual Report on Form 10-K
 (10.12.1) *Form of Enrollment
            Agreement for use under
            Executive Deferred
            Compensation Plan.......    10.13.2   1985 Annual Report on Form 10-K
 (10.13)   *Fourth Amended Avery
            Dennison Retirement Plan
            for Directors...........    10.13.2   1992 Annual Report on Form 10-K
 (10.15)   *1988 Stock Option Plan
            for Non-Employee
            Directors ("Director
            Plan")..................    10.15     1987 Annual Report on Form 10-K
 (10.15.1) *Amendment No. 1 to 1988
            Stock Option Plan for
            Non-Employee Directors
            ("Director Plan").........  10.15.1   1994 Annual Report on Form 10-K
 (10.15.2) *Form of Non-Employee
            Director Stock Option
            Agreement for use under
            Director Plan...........    10.15.2   1994 Annual Report on Form 10-K
 (10.16)   *Complete Restatement and
            Amendment of Avery
            Dennison Corporation
            Executive Variable
            Deferred Compensation
            Plan....................    10.16     1994 Annual Report on Form 10-K
 (10.16.1) *Form of Enrollment
            Agreement for use under
            Executive Variable
            Deferred Compensation
            Plan....................    10.16.1   1987 Annual Report on Form 10-K
 (10.17)   *Complete Restatement and
            Amendment of Avery
            Dennison Corporation
            Directors Deferred
            Compensation Plan.......    10.17     1994 Annual Report on Form 10-K

                                       ORIGINALLY
                                        FILED AS
  EXHIBIT                               EXHIBIT
    NO.               ITEM                NO.                   DOCUMENT
  -------             ----             ----------               --------

 (10.17.1) *Form of Enrollment
            Agreement for use under
            Directors Deferred
            Compensation Plan.......    10.17.2   1985 Annual Report on Form 10-K

 (10.18)   *Complete Restatement and
            Amendment of Avery
            Dennison Corporation
            Directors Variable
            Deferred Compensation
            Plan....................    10.18     1994 Annual Report on Form 10-K

 (10.18.1) *Form of Enrollment
            Agreement for use under
            Directors Variable
            Deferred Compensation
            Plan....................    10.18.1   1989 Annual Report on Form 10-K

 (10.19)   *1990 Stock Option and
            Incentive Plan for Key
            Employees of Avery
            International
            Corporation ("1990
            Plan")..................    10.19     1989 Annual Report on Form 10-K

 (10.19.1) *Amendment No. 1 to 1990
            Plan....................    10.19.1   1993 Annual Report on Form 10-K

 (10.19.2) *Form of Incentive Stock
            Option Agreement for use
            under 1990 Plan.........    10.19.2   1991 Annual Report on Form 10-K

 (10.19.3) *Form of Non-Qualified
            Stock Option Agreement
            for use under 1990 Plan.    10.19.3   1994 Annual Report on Form 10-K

 (10.19.4) *Form of Non-Qualified
            Stock Option Agreement
            for use under 1990 Plan
            (for LTIP Participants)...  10.19.4   1994 Annual Report on Form 10-K

 (10.20.1) *1982 Incentive Stock
            Option Plan of Dennison               Registration Statement on Form S-8
            Manufacturing Company...               (File No. 33-35995-01)

 (10.20.2) *1985 Incentive Stock
            Option Plan of Dennison               Registration Statement on Form S-8
            Manufacturing Company...               (File No. 33-35995-01)

 (10.20.3) *1988 Stock Option Plan
            of Dennison                           Registration Statement on Form S-8
            Manufacturing Company...               (File No. 33-35995-01)

 (10.20.4) *Amendments effective as
            of October 16, 1990 to
            the 1982 Incentive Stock
            Option Plan, 1985
            Incentive Stock Option
            Plan and 1988 Stock
            Option Plan of Dennison               Registration Statement on Form S-8
            Manufacturing Company...               (File No. 33-35995-01)

 (10.27.1) *Amended and Restated Key
            Executive Long-Term
            Incentive Plan ("LTIP")...  10.27.1   1993 Annual Report on Form 10-K

 (10.27.2) *Second Amended and
            Restated
            Key Executive Long-Term
            Incentive Plan..........              1995 Annual Report on Form 10-K

 (10.28)   *Complete Restatement and
            Amendment of Avery
            Dennison Corporation
            Executive Deferred
            Retirement Plan.........    10.28     1994 Annual Report on Form 10-K

 (10.28.1) *Form of Enrollment
            Agreement for use under
            Executive Deferred
            Retirement Plan.........    10.28.1   1992 Annual Report on Form 10-K

                                     ORIGINALLY
                                      FILED AS
  EXHIBIT                             EXHIBIT
    NO.              ITEM               NO.                   DOCUMENT
  -------            ----            ----------               --------
 (10.29)   *Executive Incentive
            Compensation
            Plan...................   10.29     1993 Annual Report on Form 10-K
 (10.30)   *Senior Executive
            Incentive Compensation
            Plan...................   10.30     1993 Annual Report on Form 10-K
 (10.31)   *Executive Variable
            Deferred Retirement       10.31     Registration Statement on Form S-8
            Plan...................              (File No. 33-63979)
 (10.31.1) *Amended and Restated
            Executive Variable
            Deferred Retirement
            Plan...................   10.31.1   1995 Annual Report on Form 10-K
 (10.32)   *Benefit Restoration
            Plan...................   10.32     1995 Annual Report on Form 10-K
 (10.33.1) *Trust Agreement for
            Employee Stock Benefit    10.1      Current Report on Form 8-K filed
            Trust..................              October 24, 1996
 (10.33.2) *Common Stock Purchase               Current Report on Form 8-K filed
            Agreement..............   10.2       October 24, 1996
 (10.33.3) *Promissory Note........   10.3      Current Report on Form 8-K filed
                                                 October 24, 1996

--------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

SUBMITTED HEREWITH:

 EXHIBIT
   NO.   ITEM
 ------- ----
  3.2     Bylaws, as amended
 10.8.3  *Agreement dated March 16, 1996 with R.G. van Schoonenberg
 10.19.5 *Amendment No. 2 to 1990 Plan
 10.21   *1996 Stock Incentive Plan of Avery Dennison Corporation
 10.27.3 *Third Amended and Restated Key Executive Long-Term Incentive Plan
 11       Statement re Computation of Net Income Per Share Amounts
 13       Portions of Annual Report to Shareholders for fiscal year ended
           December 28, 1996
 21       List of Subsidiaries
 23       Consent of Independent Accountants (see page S-4)
 27       Financial Data Schedule
 99       Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
           the Private Securities Litigation Reform Act of 1995

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