Form 10-Q
period 1997-03-29
AVERY DENNISON CORPORATION
filed 1997-05-12
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 29, 1997

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

   Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes [X]    No [_]

                 Number of shares of $1 par value common stock outstanding as of April 25, 1997: 120,850,132

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q
                               ------------------



                                                            Page No.
                                                            --------

Part I.   Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          March 29, 1997 and December 28, 1996                  3

       Consolidated Statement of Income
          Quarters Ended March 29, 1997 and March 30, 1996      4

       Condensed Consolidated Statement of Cash Flows
          Quarters Ended March 29, 1997 and March 30, 1996      5

       Notes to Consolidated Financial Statements               6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                           9


Part II.  Other Information:

Submission of Matters to a Vote of Security Holders,
       Exhibits and Reports on Form 8-K                        12

Signatures                                                     13

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                             March 29, 1997      December 28, 1996
                                                             --------------      -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $    5.5             $    3.8
  Trade accounts receivable, net                                      463.3                448.5
  Inventories, net                                                    236.8                244.4
  Prepaid expenses                                                     20.9                 17.8
  Other current assets                                                 85.9                 90.0
                                                                   --------             --------
    Total current assets                                              812.4                804.5
Property, plant and equipment, at cost                              1,738.8              1,767.9
Accumulated depreciation                                             (797.8)              (805.2)
                                                                   --------             --------
                                                                      941.0                962.7
Intangibles resulting from business acquisitions, net                 131.7                135.9
Other assets                                                          134.3                133.6
                                                                   --------             --------
                                                                   $2,019.4             $2,036.7
                                                                   ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt            $   97.3             $   96.2
  Accounts payable                                                    215.0                230.7
  Other current liabilities                                           319.5                367.0
                                                                   --------             --------
    Total current liabilities                                         631.8                693.9

Long-term debt                                                        394.6                370.7
Deferred taxes and other long-term liabilities                        177.6                140.1
Shareholders' equity:
  Common stock - $1 par value:
  Authorized - 200,000,000 shares; Issued - 124,126,624
    shares at March 29, 1997 and December 28, 1996                    124.1                124.1
  Capital in excess of par value                                      540.2                475.4
  Retained earnings                                                   973.2                945.6
  Cumulative foreign currency translation adjustment                    2.8                 28.3
  Cost of unallocated ESOP shares                                     (29.7)               (29.4)
  Minimum pension liability                                            (0.2)                (0.2)
  Employee stock benefit trust, 17,588,646 shares at March 29,
    1997 and 17,959,358 shares at December 28, 1996                  (707.9)              (644.3)
  Treasury stock at cost, 3,080,692 shares at March 29,
    1997 and 2,551,808 shares at December 28, 1996                    (87.1)               (67.5)
                                                                   --------             --------
    Total shareholders' equity                                        815.4                832.0
                                                                   --------             --------
                                                                   $2,019.4             $2,036.7
                                                                   ========             ========

See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                        Quarter Ended
                                               -------------------------------
                                               March 29, 1997   March 30, 1996
                                               --------------   --------------
Net Sales                                              $828.9           $796.6
Cost of products sold                                   566.0            549.9
                                                       ------           ------
Gross profit                                            262.9            246.7
Marketing, general and administrative expense           180.3            175.3
Interest expense                                          8.5              8.9
                                                       ------           ------
Income before taxes                                      74.1             62.5
Taxes on income                                          25.9             22.5
                                                       ------           ------
Net income                                             $ 48.2           $ 40.0
                                                       ======           ======
PER SHARE AMOUNTS:
Net income per common share                            $ 0.47           $ 0.38
Net income per fully-diluted common share                0.45             0.37
Dividends                                                0.17             0.15

AVERAGE SHARES OUTSTANDING:
Common shares                                           103.5            105.8
Fully-diluted common shares                             106.8            108.6

                 See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                          Quarter Ended
                                                                --------------------------------
                                                                March 29, 1997    March 30, 1996
                                                                --------------    --------------
OPERATING ACTIVITIES:
--------------------
Net income                                                              $ 48.2            $ 40.0
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation                                                            26.0              24.9
  Amortization                                                             2.8               2.6
  Deferred taxes                                                           1.7               6.4
  Net change in assets and liabilities, net of the effect of
    foreign currency translation                                         (42.4)            (74.6)
                                                                        ------            ------
Net cash provided by (used in) operating activities                       36.3              (0.7)
                                                                        ------            ------
INVESTING ACTIVITIES:
--------------------
Purchase of property, plant and equipment                                (31.7)            (38.3)
Proceeds from sale of assets                                               5.0               3.8
Other                                                                      1.5               2.4
                                                                        ------            ------
Net cash used in investing activities                                    (25.2)            (32.1)
                                                                        ------            ------
FINANCING ACTIVITIES:
--------------------
Net increase in short-term debt                                           82.2              49.7
Net decrease in long-term debt                                           (52.0)             (0.1)
Dividends paid                                                           (20.7)            (15.9)
Purchase of treasury stock                                               (19.6)            (25.1)
Other                                                                      0.9               2.5
                                                                        ------            ------
Net cash (used in) provided by financing activities                       (9.2)             11.1
                                                                        ------            ------
Effect of foreign currency translation on cash balances                   (0.2)               --
                                                                        ------            ------
Increase (decrease) in cash and cash equivalents                           1.7             (21.7)
                                                                        ------            ------
Cash and cash equivalents, beginning of period                             3.8              27.0
                                                                        ------            ------
Cash and cash equivalents, end of period                                $  5.5            $  5.3
                                                                        ======            ======

                See Notes to Consolidated Financial Statements

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

 1.  GENERAL

     The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. Certain prior year amounts have been reclassified to conform with current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 1996 annual financial statements and notes.

     The first quarters of 1997 and 1996 consisted of thirteen-week periods ending March 29, 1997 and March 30, 1996, respectively. The interim results of operations are not necessarily indicative of future financial results.


 2.  FOREIGN CURRENCY TRANSLATION

     Transactions in foreign currencies and translation of financial statements operating in hyperinflationary economies, Brazilian operations for 1997 and 1996 and Mexican operations for 1997, resulted in losses of $.6 million for the first quarters ended 1997 and 1996.

 3.  INVENTORIES

     Inventories consisted of (in millions):

                                March 29, 1997     December 28, 1996
                                --------------     -----------------
     Raw materials                  $ 79.3               $ 82.7
     Work-in-progress                 70.5                 72.4
     Finished goods                  120.1                123.4
     LIFO adjustment                 (33.1)               (34.1)
                                    ------               ------
                                    $236.8               $244.4
                                    ======               ======

 4.  INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

     Accumulated amortization of intangible assets at March 29, 1997 and December 28, 1996 was $45.6 and $46.6 million, respectively.

 5.  RESEARCH AND DEVELOPMENT

     Research and development expense for the first quarters of 1997 and 1996 was $14.5 million and $13.3 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.   CONTINGENCIES

     The Company has been designated by the U.S. Environmental Protection Agency
     (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at 17 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to four of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

     The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. In the opinion of management, the resolution of these matters will not materially affect the Company.

7.   NET INCOME PER SHARE

     Net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Common share equivalents outstanding were excluded from the computation as they were not dilutive. Net income per fully-diluted common share is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents include shares issuable upon the assumed exercise of outstanding stock options.

8.   SUBSEQUENT EVENTS

     On April 24, 1997, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares which may be issued from 200 million to 400 million.

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

9.   NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share"
     (EPS). The standard will require the Company to present both "basic" and "diluted" EPS. The new requirements will be effective the fourth quarter of 1997; earlier adoption is not allowed. At the present time, the impact of the new standard is not expected to be material.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FOR THE QUARTER
--------------------------------------

Quarterly sales increased to $828.9 million, a 4.1 percent increase over first quarter 1996 sales of $796.6 million. Excluding changes in foreign currency rates, sales increased 5.6 percent.

The gross profit margin increased to 31.7 percent for the quarter compared to 31 percent for the first quarter of 1996. The improvement was due to new products, a better product mix and increased capacity utilization.

Marketing, general and administrative expense, as a percent of sales, declined to 21.8 percent from 22 percent for the first quarter of 1996 primarily due to continued cost control.

Interest expense decreased to $8.5 million for the quarter compared to $8.9 million a year ago due to lower interest rates. Income before taxes, as a percent of sales, increased to 8.9 percent from 7.8 percent a year ago primarily as a result of improved gross profit margins. The effective tax rate was 35 percent for the first quarter of 1997 compared to 36 percent for the first quarter of 1996.

Net income increased 21 percent to $48.2 million compared to $40 million in the first quarter of 1996. Net income, as a percent of sales, increased to 5.8 percent from 5 percent a year ago. Net income per common share for the quarter was $.47 compared to $.38 in the same period last year, a 24 percent increase. Net income per fully-diluted common share was $.45 for the first quarter of 1997 and $.37 for the first quarter of 1996, a 22 percent increase year over year.

Results of Operations by Business Sector
----------------------------------------

The Pressure-sensitive adhesives and materials sector reported increased sales and profitability for the first quarter of 1997 compared to the same period last year. The U.S. operations reported sales and profitability growth for the quarter led by increased sales volume in its film businesses. The international businesses reported increased sales led by higher unit volume and geographic expansion, which was partially offset by changes in foreign currency rates. Profitability also increased internationally.

The Consumer and converted products sector also reported increased sales and profitability for the quarter. Increased sales in the U.S. operations were led by sales growth of its Avery-brand products and at its on-battery label business. Profitability improved primarily as a result of new products, an improved mix in business and benefits from restructuring. Sales for the international businesses were impacted by changes in foreign currency rates and sales declines at certain European operations. Profitability for the international businesses declined primarily due to operations in France and decreased sales at selected European operations due to the softness of certain economies.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

FINANCIAL CONDITION
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, decreased to 8.4 percent from 10 percent a year ago. The decrease was primarily due to a reduction in the average number of days sales outstanding in accounts receivable and an increase in current liabilities. The average number of days sales outstanding in accounts receivable declined to 51 days compared to 55 days a year ago; average inventory turns for the first quarter of 1997 and 1996 was
9.6 turns.

Net cash flows provided by operating activities totaled $36.3 million for the first quarter of 1997 compared to $.7 million in net cash flows used in operating activities for the first quarter of 1996. The increase in net cash flows provided by operating activities is primarily due to a change in working capital requirements and the Company's improved profitability.

Capital spending for the quarter was $31.7 million compared to $38.3 million a year ago. Total capital spending for 1997 is expected to be approximately $180 to $200 million. In addition to cash flows from operations, the Company has more than adequate financing arrangements to conduct its operations.

During the first quarter of 1997, total debt increased $25 million to $491.9 million from year end 1996. During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission, $150 million in principal amount of medium-term notes. As of the end of the first quarter of 1997, no notes had been issued. Proceeds from the medium-term notes, if issued, will be used to reduce debt and for other general corporate purposes.

Shareholders' equity decreased to $815.4 million from $832 million at year end 1996. During the first quarter of 1997, the Company purchased 529,000 shares of common stock at a cost of $19.6 million. The value of shares held in the employee stock benefit trust, net of shares reissued under the Company's stock and incentive plans and adjusted for fair market value, increased during the quarter by $63.6 million to $707.9 million from year end 1996. Total debt to total capital was 37.6 percent as of the end of the first quarter of 1997 and
35.9 percent at year end 1996.

During the first quarter of 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The standard revised the guidelines for recognition, measurement and disclosure of transfers and servicing of financial assets and extinguishment of debt. The Company's implementation of the new standard had no effect on the first quarter 1997 financial statements.

FUTURE ACCOUNTING REQUIREMENTS
------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS). The standard will require the Company to present both "basic" and "diluted" EPS. The new requirements will be effective beginning the fourth quarter of 1997; earlier adoption is not allowed. At the present time, the impact of the new standard is not expected to be material.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


SAFE HARBOR STATEMENT
---------------------

The matters described or referred to in this Form 10-Q include forward-looking statements regarding future events. Factors which could cause actual results to differ materially from those projected include risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, fluctuations in foreign exchange rates, general economic conditions, and other factors, including those described or referred to in the Company's SEC filings, including its Form 10-K for the year ended December 28, 1996.

                          PART II.  OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

The registrant held its annual stockholders' meeting on April 24, 1997. The stockholders voted to reelect three directors to the Board of Directors as follows:
                                  Number of Shares Votes/1/
                               ------------------------------
                                  For               Withheld
                               -----------          ---------
John C. Argue                  106,540,835          1,832,837
Sidney R. Petersen             106,644,745          1,828,927
John B. Slaughter              106,540,649          1,833,023

/1/There were no abstentions or shares otherwise not voted by brokers.

The result of the voting on the following additional item was as follows:


                                        For         Against     Abstained       Broker
                                                                              Non-Votes
                                     ----------    ---------      --------    ----------
Amendment to the Company's           99,423,716    8,534,978      414,978          --
 Certificate of Incorporation to
 increase the number of authorized
 common shares from 200 million to
 400 million


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

a. Exhibits:   3  Amendment to Certificate of Incorporation, filed April 10,
                  1984 with Office of Delaware Secretary of State
              11  Computation of Net Income Per Share Amounts
              12  Computation of Ratio of Earnings to Fixed Charges
              27  Financial Data Schedule

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 29, 1997.

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


                                    May 9, 1997