Form 10-Q/A
period 1997-03-29
AVERY DENNISON CORPORATION
filed 1997-05-19
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q/A

                                 AMENDMENT #1

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

                 Number of shares of $1 par value common stock outstanding as of April 25, 1997: 120,850,132

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

a. Exhibits:   3  Amendment to Certificate of Incorporation, filed April 28,
                  1997 with Office of Delaware Secretary of State


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