Form 10-Q
period 1997-06-28
AVERY DENNISON CORPORATION
filed 1997-08-11
CIK 8818

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


                         COMMISSION FILE NUMBER 1-7685

                          AVERY DENNISON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         DELAWARE                                                95-1492269
(State or other jurisdiction of incorporation or organization)        (I.R.S. employer identification no.)


150 NORTH ORANGE GROVE BOULEVARD, PASADENA, CALIFORNIA                          91103
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                               (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (818) 304-2000


   Indicate by a check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes   X    No
                                                -----    -----

   Number of shares of $1 par value common stock outstanding as of July 25, 1997: 120,402,745

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                              ------------------


                                                                        Page No.
                                                                        --------

Part I.   Financial Information (Unaudited):

Financial Statements:

          Condensed Consolidated Balance Sheet
              June 28, 1997 and December 28, 1996                           3

          Consolidated Statement of Income
              Three and Six Months Ended June 28, 1997 and June 29, 1996    4

          Condensed Consolidated Statement of Cash Flows
              Six Months Ended June 28, 1997 and June 29, 1996              5

          Notes to Consolidated Financial Statements                        6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       9


Part II.  Other Information:

Exhibits and Reports on Form 8-K                                           13

Signatures                                                                 14

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                                   June 28, 1997      December 28, 1996
                                                                  ----------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $           9.5     $            3.8
  Trade accounts receivable, net                                            496.8                448.5
  Inventories, net                                                          254.6                244.4
  Prepaid expenses                                                           22.1                 17.8
  Other current assets                                                       89.0                 90.0
                                                                  ---------------     ----------------
     Total current assets                                                   872.0                804.5

Property, plant and equipment, at cost                                    1,751.8              1,767.9
Accumulated depreciation                                                   (808.2)              (805.2)
                                                                  ---------------     ----------------
                                                                            943.6                962.7

Intangibles resulting from business acquisitions, net                       130.8                135.9
Other assets                                                                145.7                133.6
                                                                  ---------------     ----------------

                                                                  $       2,092.1     $        2,036.7
                                                                  ===============     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt           $          86.4     $           96.2
  Accounts payable                                                          232.6                230.7
  Other current liabilities                                                 325.8                367.0
                                                                  ---------------     ----------------
     Total current liabilities                                              644.8                693.9

Long-term debt                                                              444.1                370.7
Deferred taxes and other long-term liabilities                              177.6                140.1
Shareholders' equity:
  Common stock - $1 par value:
  Authorized - 400,000,000 shares; Issued - 124,126,624
      shares at June 28, 1997 and December 28, 1996                         124.1                124.1
  Capital in excess of par value                                            514.2                475.4
  Retained earnings                                                       1,002.3                945.6
  Cumulative foreign currency translation adjustment                         (1.0)                28.3
  Cost of unallocated ESOP shares                                           (29.9)               (29.4)
  Minimum pension liability                                                  (0.2)                (0.2)
  Employee stock benefit trust, 17,380,545 shares at
      June 28, 1997 and 17,959,358 shares at December 28, 1996             (675.7)              (644.3)
  Treasury stock at cost, 3,638,848 shares at June 28,
      1997 and 2,551,808 shares at December 28, 1996                       (108.2)               (67.5)
                                                                  ---------------     ----------------
      Total shareholders' equity                                            825.6                832.0
                                                                  ---------------     ----------------

                                                                  $       2,092.1     $        2,036.7
                                                                  ===============     ================

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)



                                        Three Months Ended                Six Months Ended
                                  -----------------------------     -----------------------------
                                  June 28, 1997   June 29, 1996     June 28, 1997   June 29, 1996
                                  -------------   -------------     -------------   -------------
Net Sales                         $       844.8   $       797.7     $     1,673.7   $     1,594.3
Cost of products sold                     571.0           549.3           1,137.0         1,099.2
                                  -------------   -------------     -------------   -------------
Gross profit                              273.8           248.4             536.7           495.1
Marketing, general and
  administrative expense                  188.7           174.9             369.0           350.2
Interest expense                            8.8             9.4              17.3            18.3
                                  -------------   -------------     -------------   -------------
Income before taxes                        76.3            64.1             150.4           126.6
Taxes on income                            26.7            22.5              52.6            45.0
                                  -------------   -------------     -------------   -------------

Net income                        $        49.6   $        41.6     $        97.8   $        81.6
                                  =============   =============     =============   =============

PER SHARE AMOUNTS:
Net income per common share       $        0.48   $        0.39     $        0.95   $        0.77
Net income per fully diluted
  common share                             0.47            0.38              0.92            0.75
Dividends                                  0.17            0.15              0.34            0.30

AVERAGE SHARES OUTSTANDING:
Common shares                             103.3           105.4             103.4           105.6
Fully diluted common shares               106.3           108.1             106.5           108.3



                 See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)


                                                                            Six Months Ended
                                                                     ------------------------------
                                                                     June 28, 1997    June 29, 1996
                                                                     -------------    -------------
OPERATING ACTIVITIES:
--------------------
Net income                                                           $        97.8    $        81.6
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation                                                                52.1             49.8
  Amortization                                                                 5.6              5.6
  Deferred taxes                                                               5.8             10.5
  Net change in assets and liabilities, net of the effect of
    foreign currency translation and business divestitures                   (73.0)           (88.1)
                                                                     -------------    -------------
Net cash provided by operating activities                                     88.3             59.4
                                                                     -------------    -------------

INVESTING ACTIVITIES:
--------------------
Purchase of property, plant and equipment                                    (67.6)           (73.9)
Net (payments) proceeds from sale of assets, business
  divestitures and acquisitions                                               (4.2)             3.8
Other                                                                         (3.8)            (1.0)
                                                                     -------------    -------------
Net cash used in investing activities                                        (75.6)           (71.1)
                                                                     -------------    -------------

FINANCING ACTIVITIES:
--------------------
Net increase in short-term debt                                              121.5             68.7
Net decrease in long-term debt                                               (53.0)            (1.4)
Dividends paid                                                               (41.2)           (31.7)
Purchase of treasury stock                                                   (40.7)           (50.1)
Other                                                                          6.9              4.3
                                                                     -------------    -------------
Net cash used in financing activities                                         (6.5)           (10.2)
                                                                     -------------    -------------
Effect of foreign currency translation on cash balances                       (0.5)              --
                                                                     -------------    -------------
Increase (decrease) in cash and cash equivalents                               5.7            (21.9)
                                                                     -------------    -------------
Cash and cash equivalents, beginning of period                                 3.8             27.0
                                                                     -------------    -------------
Cash and cash equivalents, end of period                             $         9.5    $         5.1
                                                                     =============    =============


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

   The second quarters of 1997 and 1996 consisted of thirteen-week periods ending June 28, 1997 and June 29, 1996, respectively. The interim results of operations are not necessarily indicative of future financial results.

2. FOREIGN CURRENCY TRANSLATION

   Transactions in foreign currencies and translation of the financial statements of subsidiaries which operate in hyperinflationary economies during 1997 resulted in no losses and losses of $.6 million, respectively, during the three and six months ended June 28, 1997. During 1996, the Company recorded losses of $.6 million and $1.2 million, respectively, during the three and six months ended June 29, 1996. Operations in hyperinflationary economies consist of the Company's Brazilian operations for 1997 and 1996 and Mexican operations for 1997.


3. FINANCIAL INSTRUMENTS

   The Company enters into forward exchange and interest rate contracts to manage exposure to fluctuations in foreign currency exchange and interest rates. The Company does not hold or issue financial instruments for trading purposes.

   Forward exchange contracts that hedge existing assets, liabilities or firm commitments are measured at fair value and the related gains and losses on these contracts are recognized in net income currently. Forward exchange contracts that hedge forecasted transactions are measured at fair value and the related gains and losses on these contracts are deferred and subsequently recognized in net income in the period in which the underlying transaction is consummated. In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the instrument in net income currently.

   Gains and losses resulting from forward exchange contracts are recorded in the same category as that arising from the related item being hedged. Cash flows from the use of financial instruments are reported in the same category as the hedged item in the statement of cash flows. Gains and losses on contracts used to hedge the value of investments in certain foreign subsidiaries are included in the cumulative foreign currency translation adjustment component of shareholders' equity.

   The net amounts paid or received on interest rate agreements are recognized as adjustments to interest expense over the terms of the agreements. Contract premiums paid, if any, are amortized to interest expense over the terms of the underlying instruments.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4. INVENTORIES

   Inventories consisted of (in millions):

                            June 28, 1997    December 28, 1996
                            -------------    -----------------
Raw materials               $        82.8    $            82.7
Work-in-progress                     72.9                 72.4
Finished goods                      133.7                123.4
LIFO adjustment                     (34.8)               (34.1)
                            -------------    -----------------
                            $       254.6    $           244.4
                            =============    =================


5. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

   Accumulated amortization of intangible assets at June 28, 1997 and December 28, 1996 was $47 million and $46.6 million, respectively.


6. RESEARCH AND DEVELOPMENT

   Research and development expense for the three and six months ended June 28, 1997 was $16.1 million and $30.6 million, respectively. For the three and six months ended June 29, 1996, research and development expense was $13.2 million and $26.5 million, respectively.


7. CONTINGENCIES

   The Company has been designated by the U.S. Environmental Protection Agency
   (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at 18 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7. CONTINGENCIES (CONTINUED)

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


8. NET INCOME PER SHARE

   Net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Net income per fully diluted common share is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents include shares issuable upon the assumed exercise of outstanding stock options.


9. NEW ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS). The standard will require the Company to present both "basic" and "diluted" EPS. The new requirements will be effective the fourth quarter of 1997; earlier adoption is not allowed. At the present time, the impact of the new standard is not expected to be material.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes items such as foreign currency translation adjustments and adjustments to the minimum pension liability that are currently presented as a component of shareholders' equity. Companies will be required to report total comprehensive income for interim periods beginning first quarter of 1998. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1998.

   Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FOR THE QUARTER
--------------------------------------

Quarterly sales increased to $844.8 million, a 5.9 percent increase over second quarter 1996 sales of $797.7 million. Excluding changes in foreign currency rates, sales increased 8.3 percent.

The gross profit margin increased to 32.4 percent for the quarter compared to
31.1 percent for the second quarter of 1996. The increase was due to improved productivity and product mix.

Marketing, general and administrative expense, as a percent of sales, was 22.3 percent compared to 21.9 percent for the second quarter of 1996, reflecting the Company's increased spending on new products and geographic expansion.

Interest expense declined to $8.8 million for the second quarter of 1997, compared to $9.4 million a year ago, due to lower weighted-average interest rates. Income before taxes, as a percent of sales, increased to 9 percent from 8 percent a year ago, primarily as a result of improved gross profit margins. The effective tax rate was 35 percent for the second quarter of 1997 compared to
35.1 percent for the second quarter of 1996.

Net income increased 19 percent to $49.6 million compared to $41.6 million in the second quarter of 1996. Net income per common share for the quarter was $.48 compared to $.39 in the same period last year, a 23 percent increase. Net income per fully diluted common share was $.47 for the second quarter of 1997 and $.38 for the second quarter of 1996, a 24 percent increase year over year.

Results of Operations by Business Sector

The Pressure-sensitive adhesives and materials sector reported increased sales for the second quarter of 1997 compared to the same period last year. Profitability for the sector was impacted by an increase in research and development costs for new products. The U.S. operations' sales growth was primarily led by increased sales volume for new products. Profitability for the U.S. operations was impacted by an increase in research and development costs for new products. The international businesses reported sales and profitability growth. The improvements were primarily due to higher unit volume and geographic expansion, which was partially offset by changes in foreign currency rates.

The Consumer and converted products sector reported increased sales and profitability for the quarter. Increased sales in the U.S. operations continue to be led by growth of its Avery-brand products and other consumer products. Profitability improved primarily as a result of new products and an improved product mix. Sales for the international businesses were impacted by the changes in foreign currency rates and sales declines at certain European operations due to the softness of certain economies. Profitability for the international businesses was primarily impacted by decreased sales at selected European operations and investments for the market expansion of new products.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SIX MONTHS YEAR-TO-DATE
----------------------------------------------

Sales for the first six months of 1997 were up 5 percent to $1.67 billion compared to the corresponding period of 1996. Excluding changes in foreign currency rates, sales increased 7 percent.

The gross profit margin for the first six months was 32.1 percent compared to
31.1 percent for the first six months of 1996. The increase was due to improved productivity and product mix and increased capacity utilization. Marketing, general and administrative expense, as a percent of sales, for the first six months was 22 percent for both periods.

Interest expense declined to $17.3 million for the first six months compared to $18.3 million for the first six months of 1996. The decrease was primarily due to lower weighted-average interest rates. Income before taxes, as a percent of sales, increased to 9 percent for the first six months of 1997 compared to 7.9 percent for 1996, as a result of improved gross profit margins. The year-to-date effective tax rate was 35 percent for 1997 and 35.5 percent for 1996.

Net income was $97.8 million for the first six months of 1997 compared to $81.6 million for the first six months of 1996. Net income per common share increased 23 percent to $.95 for the first six months of 1997 compared to $.77 for the same period last year. Net income per fully diluted common share was $.92 for the first six months of 1997 compared to $.75 for the same period last year, a 23 percent increase year over year.

Results of Operations by Business Sector

The Pressure-sensitive adhesives and materials sector reported increased sales and profitability for the first six months of 1997 compared to the same period last year. The U.S. operations' sales growth was primarily led by increased sales volume for new products. Profitability for the U.S. operations was impacted by an increase in research and development costs for new products. The international businesses reported increased sales and profitability primarily due to higher unit volume and geographic expansion, which was partially offset by changes in foreign currency rates.

The Consumer and converted products sector reported increased sales and profitability for the first six months of 1997 compared to 1996. Increased sales in the U.S. operations continue to be led by growth of its Avery-brand products and other consumer products. Profitability improved primarily as a result of new products and an improved product mix. Sales for the international businesses were impacted by changes in foreign currency and sales declines at certain European operations. Profitability for the international businesses was primarily impacted by operations in France and decreased sales at selected European operations due to the softness of certain economies.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, improved to 9.3 percent for the quarter from 10.9 percent a year ago. Average inventory turnover for the second quarter was 9 inventory turns compared to 9.5 inventory turns a year ago; the average number of days sales outstanding in accounts receivable was 54 days compared to 56 days a year ago.

Net cash flows provided by operating activities totaled $88.3 million for the first six months of 1997 and $59.4 million for the first half of 1996. The increase in net cash flows provided by operating activities is primarily due to a change in working capital requirements and the Company's improved profitability.

Capital spending for the quarter was $35.9 million compared to $35.6 million a year ago. For the first six months, capital spending totaled $67.6 million compared to $73.9 million a year ago. Total capital spending for 1997 is expected to be approximately $180 to $190 million, which is comparable to 1996. In addition to cash flow from operations, the Company had more than adequate financing arrangements to conduct its operations.

During the first six months of 1997, total debt increased $63.6 million to $530.5 million from year end 1996. During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission, $150 million in principal amount of medium-term notes. In July 1997, $20 million had been issued. Proceeds from the medium-term notes were used to reduce debt and for other general corporate purposes.

Shareholders' equity decreased to $825.6 million from $832 million at year end 1996. During the second quarter of 1997, the Company purchased 559,000 shares of common stock at a cost of $21.1 million. For the first six months of 1997, the Company purchased 1.1 million shares of common stock at a cost of $40.7 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, increased during the quarter by $31.4 million to $675.7 million from year end 1996. Total debt to total capital was 39.1 percent as of the end of second quarter of 1997 and 35.9 percent at year end 1996.

During the first quarter of 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The standard revised the guidelines for recognition, measurement and disclosure of transfers and servicing of financial assets and extinguishments of debt. The Company's implementation of the new standard had no effect on the first quarter of 1997 financial statements.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes items such as foreign currency translation adjustments and adjustments to the minimum pension liability that are currently presented as a component of shareholders' equity. Companies will be required to report total comprehensive income for interim periods beginning first quarter of 1998. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1998.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

SAFE HARBOR STATEMENT
---------------------

The matters described or referred to in the Form 10-Q include forward-looking statements regarding future events. Factors which could cause actual results to differ materially from those projected include risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, fluctuations in foreign exchange rates, changes in economic conditions, and other factors, including those described or referred to in the Company's SEC filings, including its Form 10-K for the year ended December 28, 1996.

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
               12   Computation of Ratio of Earnings to Fixed Charges
               27   Financial Data Schedule

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended June 28, 1997.

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


                                       AVERY DENNISON CORPORATION
                                       --------------------------
                                            (Registrant)





                                        /s/ Thomas E. Miller
                                       -----------------------------------
                                       Thomas E. Miller
                                       Vice President and Controller and
                                       Interim Chief Financial Officer
                                       (Chief Accounting Officer)


                                       August 11, 1997