Form 10-Q
period 1997-09-27
AVERY DENNISON CORPORATION
filed 1997-11-10
CIK 8818

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 27, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


                         COMMISSION FILE NUMBER 1-7685

                          AVERY DENNISON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                         95-1492269
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                        identification no.)


150 NORTH ORANGE GROVE BOULEVARD, PASADENA, CALIFORNIA         91103
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (626) 304-2000


   Indicate by a check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes  X    No
                                                ---      ---

   Number of shares of $1 par value common stock outstanding as of October 24, 1997: 119,710,031

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                              ------------------


                                                          Page No.
                                                          --------
Part I.  Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          September 27, 1997 and December 28, 1996             3

       Consolidated Statement of Income
          Three and Nine Months Ended September 27, 1997
          and September 28, 1996                               4

       Condensed Consolidated Statement of Cash Flows
          Nine Months Ended September 27, 1997
          and September 28, 1996                               5

       Notes to Consolidated Financial Statements              6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                         11


Part II.  Other Information:

Exhibits and Reports on Form 8-K                              16

Signatures                                                    17

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                                 September 27, 1997    December 28, 1996
                                                                 ------------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $    6.3             $    3.8
  Trade accounts receivable, net                                            499.4                448.5
  Inventories, net                                                          227.1                244.4
  Prepaid expenses                                                           19.1                 17.8
  Other current assets                                                       91.6                 90.0
                                                                         --------             --------
    Total current assets                                                    843.5                804.5

Property, plant and equipment, at cost                                    1,756.5              1,767.9
Accumulated depreciation                                                   (809.6)              (805.2)
                                                                         --------             --------
                                                                            946.9                962.7

Intangibles resulting from business acquisitions, net                       134.5                135.9
Other assets                                                                135.8                133.6
                                                                         --------             --------

                                                                         $2,060.7             $2,036.7
                                                                         ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt                  $   58.2             $   96.2
  Accounts payable                                                          215.2                230.7
  Other current liabilities                                                 357.7                367.0
                                                                         --------             --------
    Total current liabilities                                               631.1                693.9

Long-term debt                                                              430.5                370.7
Deferred taxes and other long-term liabilities                              173.0                140.1
Shareholders' equity:
  Common stock - $1 par value:
  Authorized - 400,000,000 shares at September 27, 1997
    and 200,000,000 shares at December 28, 1996; Issued
    - 124,126,624 shares at September 27, 1997 and
    December 28, 1996                                                       124.1                124.1
  Capital in excess of par value                                            506.1                475.4
  Retained earnings                                                       1,034.3                945.6
  Cumulative foreign currency translation adjustment                        (17.7)                28.3
  Cost of unallocated ESOP shares                                           (29.4)               (29.4)
  Minimum pension liability                                                  (0.2)                (0.2)
  Employee stock benefit trust, 17,077,207 shares
    at September 27, 1997 and 17,959,358 shares at
    December 28, 1996                                                      (666.0)              (644.3)
  Treasury stock at cost, 4,039,570 shares at September 27,
    1997 and 2,551,808 shares at December 28, 1996                         (125.1)               (67.5)
                                                                         --------             --------
    Total shareholders' equity                                              826.1                832.0
                                                                         --------             --------
                                                                         $2,060.7             $2,036.7
                                                                         ========             ========

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)



                                                     Three Months Ended                        Nine Months Ended
                                           ---------------------------------------   ---------------------------------------
                                           September 27, 1997   September 28, 1996   September 27, 1997   September 28, 1996
                                           ------------------   ------------------   ------------------   ------------------
Net Sales                                              $835.6               $819.3             $2,509.3             $2,413.6
Cost of products sold                                   565.5                558.8              1,702.5              1,658.0
                                           ---------------------------------------   ---------------------------------------
Gross profit                                            270.1                260.5                806.8                755.6
Marketing, general and
 administrative expense                                 183.9                181.1                552.9                531.3
Net gain on divestitures and
 restructuring charges                                     --                  2.1                   --                  2.1
Interest expense                                          8.0                 10.1                 25.3                 28.4
                                           ---------------------------------------   ---------------------------------------
Income before taxes                                      78.2                 71.4                228.6                198.0
Taxes on income                                          25.6                 24.8                 78.2                 69.8
                                           ---------------------------------------   ---------------------------------------

Net income                                             $ 52.6               $ 46.6             $  150.4             $  128.2
                                           =======================================   =======================================

PER SHARE AMOUNTS:
Net income per common share                            $ 0.51               $ 0.45             $   1.46             $   1.22
                                           =======================================   =======================================
Net income per fully diluted
 common share                                          $ 0.50               $ 0.43             $   1.41             $   1.18
                                           =======================================   =======================================
Dividends                                              $ 0.17               $ 0.15             $   0.51             $   0.45
                                           =======================================   =======================================

AVERAGE SHARES OUTSTANDING:
Common shares                                           103.1                104.7                103.3                105.3
Fully diluted common shares                             106.1                107.2                106.3                108.2


                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)



                                                                               Nine Months Ended
                                                                    ----------------------------------------
                                                                    September 27, 1997    September 28, 1996
                                                                    ------------------    ------------------
OPERATING ACTIVITIES:
--------------------
Net income                                                                    $ 150.4               $ 128.2
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
 Depreciation                                                                    78.5                  74.9
 Amortization                                                                     8.4                   9.4
 Net gain on divestitures and restructuring charges                                --                  (2.1)
 Deferred taxes                                                                   1.3                  (5.9)
 Net change in assets and liabilities, net of the effect of
     foreign currency translation and business divestitures                     (28.2)                (36.5)
                                                                              -------               -------
Net cash provided by operating activities                                       210.4                 168.0
                                                                              -------               -------

INVESTING ACTIVITIES:
--------------------
Purchase of property, plant and equipment                                      (104.1)               (110.6)
Net (payments)/proceeds from sale of assets, business divestiture
 and acquisitions                                                                (4.2)                 12.1
Other                                                                           (16.6)                 (3.7)
                                                                              -------               -------
Net cash used in investing activities                                          (124.9)               (102.2)
                                                                              -------               -------

FINANCING ACTIVITIES:
--------------------
Net decrease in long-term debt                                                  (30.6)                 (1.5)
Net increase in short-term debt                                                  57.7                  27.6
Dividends paid                                                                  (61.7)                (47.3)
Purchase of treasury stock                                                      (57.6)                (74.4)
Other                                                                             9.7                   8.1
                                                                              -------               -------
Net cash used in financing activities                                           (82.5)                (87.5)
                                                                              -------               -------
Effect of foreign currency translation on cash balances                          (0.5)                   --
                                                                              -------               -------
Increase (decrease) in cash and cash equivalents                                  2.5                 (21.7)
                                                                              -------               -------
Cash and cash equivalents, beginning of period                                    3.8                  27.0
                                                                              -------               -------
Cash and cash equivalents, end of period                                      $   6.3               $   5.3
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

   The third quarters of 1997 and 1996 consisted of thirteen-week periods ending September 27, 1997 and September 28, 1996, respectively. The interim results of operations are not necessarily indicative of future financial results.


2. FOREIGN CURRENCY TRANSLATION

   Transactions in foreign currencies and translation of the financial statements of subsidiaries which operate in hyperinflationary economies during 1997 resulted in losses of $.5 million and $.9 million, respectively, during the three and nine months ended September 27, 1997. During 1996, the Company recorded losses of $.8 million and $1.9 million, respectively, during the three and nine months ended September 28, 1996. Operations in hyperinflationary economies consist of the Company's Brazilian operations for 1997 and 1996 and Mexican operations for 1997.


3. FINANCIAL INSTRUMENTS

   The Company enters into forward foreign exchange contracts, interest rate contracts and foreign exchange options to manage exposure to fluctuations in foreign currency exchange and interest rates. The Company does not hold or issue financial instruments for trading purposes.

   Forward foreign exchange contracts and foreign exchange options that hedge existing assets, liabilities or firm commitments are measured at fair value and the related gains and losses on these contracts are recognized in net income currently. Forward foreign exchange contracts and foreign exchange options that hedge forecasted transactions are measured at fair value and the related gains and losses on these contracts are deferred and subsequently recognized in net income in the period in which the underlying transaction is consummated. In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the instrument in net income currently.

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3. FINANCIAL INSTRUMENTS (CONTINUED)

   Gains and losses resulting from forward foreign exchange contracts and foreign exchange options are recorded in the same category as that arising from the related item being hedged. Cash flows from the use of financial instruments are reported in the same category as the hedged item in the statement of cash flows. Gains and losses on contracts used to hedge the value of investments in certain foreign subsidiaries are included in the cumulative foreign currency translation adjustment component of shareholders' equity.

   The net amounts paid or received on interest rate agreements are recognized as adjustments to interest expense over the terms of the agreements. Contract premiums paid, if any, are amortized to interest expense over the terms of the underlying instruments.

4. INVENTORIES

   Inventories consisted of (in millions):

                               September 27, 1997    December 28, 1996
                               ------------------    -----------------
   Raw materials                     $ 75.5                 $ 82.7
   Work-in-progress                    69.9                   72.4
   Finished goods                     114.4                  123.4
   LIFO adjustment                    (32.7)                 (34.1)
                                     ------                 ------
                                     $227.1                 $244.4
                                     ======                 ======

5. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

   Accumulated amortization of intangible assets at September 27, 1997 and December 28, 1996 was $47.6 and $46.6 million, respectively.

6. RESEARCH AND DEVELOPMENT

   Research and development expense for the three and nine months ended September 27, 1997 was $14.4 million and $45 million, respectively. For the three and nine months ended September 28, 1996, research and development expense was $12.8 million and $39.3 million, respectively.

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

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

9.  NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share (EPS). The standard will require the Company to present both "basic" and "diluted" EPS. The new requirements will be effective the fourth quarter of 1997; earlier adoption is not allowed. At the present time, the impact of the new standard is not expected to be material.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes items such as foreign currency translation adjustments and adjustments to the minimum pension liability that are currently presented as components of shareholders' equity. Companies will be required to report total comprehensive income for interim periods beginning first quarter of 1998. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1998.

    Also in June 1997, the FASB issued SFAS No 131, "Disclosures About Segments of an Enterprise and Related Information". The standard establishes guidelines for reporting information on operating segments in interim and annual financial statements. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

10. DIVESTITURE, RESTRUCTURING AND ASSET IMPAIRMENTS

    During the third quarter of 1996, a divestiture, business restructuring actions and a charge for impairment of long-lived assets resulted in a net pretax gain of $2.1 million. The Company sold its joint venture converting operation in Japan for $28.4 million, resulting in a pretax gain of $17.9 million. The Company also recorded a charge for an impairment of long-lived assets and restructuring actions, which, combined, had an estimated cost of $15.8 million. An asset impairment write-down of $6.3 million was recognized for long-lived assets held in the Company's Consumer and converted products sector. The restructuring actions included the reorganization of certain manufacturing, distribution and administrative sites. These costs consisted of severance and related costs for approximately 200 positions worldwide ($7.4 million) and the discontinuance of product lines and related asset disposals ($2.1 million). The Company's restructuring program was completed as of the third quarter of 1997 and is likely to result in estimated annual savings of approximately $9 million to $11 million.

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11. SUBSEQUENT EVENT

    On October 23, 1997, the Board of Directors declared a quarterly cash dividend, one cent of which related to the redemption of the Preferred Stock Purchase Rights previously issued on each outstanding share of common stock. The dividend is payable on December 17, 1997 to stockholders of record at the close of business on December 3, 1997. In connection with the dividend declaration and the redemption of the existing rights (which were scheduled to expire on June 30, 1998), the Company adopted a new rights plan with terms substantially similar to the existing rights. The new rights are scheduled to expire on October 31, 2007.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FOR THE QUARTER
--------------------------------------

Quarterly sales increased to $835.6 million, a 2 percent increase over third quarter 1996 sales of $819.3 million. Excluding changes in foreign currency rates, sales increased 5.4 percent.

The gross profit margin increased to 32.3 percent for the quarter compared to
31.8 percent for the third quarter of 1996. The increase was due primarily to increased productivity, cost control and an improved product mix. Marketing, general and administrative expense, as a percent of sales, was 22 percent compared to 22.1 percent for the third quarter of 1996.

During the third quarter of 1996, a charge for an impairment of long-lived assets and business restructuring actions was taken which resulted in a net pretax gain of $2.1 million. The Company sold its joint venture operation in Japan for $28.4 million, resulting in a pretax gain of $17.9. The Company also recorded a charge for an impairment of long-lived assets and a restructuring program, which combined, had a cost of $15.8 million. An asset impairment write-down of $6.3 million was recognized for long-lived assets held in the Company's Consumer and converted products sector. The restructuring program included the reorganization of certain manufacturing, distribution and administrative sites. These costs consisted of severance and related costs for approximately 200 positions worldwide ($7.4 million) and the discontinuance of product lines and related asset write-offs ($2.1 million). The Company's restructuring program was completed as of the third quarter of 1997 and is likely to result in estimated annual savings of approximately $9 million to $11 million.

Interest expense declined to $8 million for the third quarter of 1997 compared to $10.1 million a year ago, due to lower weighted-average interest rates and lower average borrowings. Income before taxes, as a percent of sales, increased to 9.4 percent for the quarter from 8.7 percent. The effective tax rate for the quarter was 32.7 percent in 1997 and 34.7 percent in the same period last year. The change reflects an increase in U.S. tax credits for research and experimentation.

Net income increased 12.9 percent to $52.6 million compared to $46.6 million in the third quarter of 1996. Net income per common share for the quarter was $.51 compared to $.45 in the same period last year, a 13.3 percent increase. Net income per fully diluted common share was $.50 for the third quarter of 1997 and $.43 for the same period last year, a 16.3 percent increase.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations by Business Sector

The Pressure-sensitive adhesives and materials sector reported increased sales and profitability for the third quarter of 1997 compared to the same period last year. The U.S. operations' sales growth was primarily led by increased sales volume for North American roll paper and films. Profitability for the U.S. operations increased primarily due to improved inventory management, capacity utilization and expenditures made in the prior year to enhance operating efficiency. The international businesses reported increased sales and profitability. The improvements were primarily due to higher unit volume and geographic expansion, which was partially offset by changes in foreign currency rates.

The Consumer and converted products sector reported increased sales and profitability for the third quarter of 1997 compared to the same period last year. Increased sales in the U.S. operations continue to be led by growth of new products and its Avery-brand products. The increase in sales growth in the U.S. was impacted by inventory adjustments by certain major retailers during July and August. However, sales to these customers rebounded in September and point-of-sale data obtained from these customers indicated no fundamental change in demand for Avery-brand products. Profitability in the U.S. increased primarily due to an improved product mix. In addition, during the third quarter of 1996, the U.S. operations reported an asset impairment write-down of $6.3 million and the discontinuance of a product line and its related assets for $2.1 million. Sales for the international businesses increased primarily due to geographic expansion, but were partially offset by sales declines at certain European operations. Profitability for the international businesses was primarily impacted by decreased European sales and investment for the market expansion of new products.

RESULTS OF OPERATIONS: NINE MONTHS YEAR-TO-DATE
-----------------------------------------------

Sales for the first nine months of 1997 were up 4 percent to $2.5 billion compared to the corresponding period of 1996. Excluding changes in foreign currency rates, sales increased 6.4 percent.

The gross profit margin for the first nine months was 32.2 percent compared to
31.3 percent in the prior year. The increase was primarily due to increased productivity, cost control and an improved product mix. Marketing, general and administrative expense, as a percent of sales, for the first nine months was 22 percent for both periods.

A divestiture, business restructuring actions and an impairment for long-lived assets were taken during the third quarter of 1996 resulting in a net pretax gain of $2.1 million.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: NINE MONTHS YEAR-TO-DATE (CONTINUED)
-----------------------------------------------------------

Interest expense declined to $25.3 million for the first nine months compared to $28.4 million for the first nine months of 1996. The decrease was primarily due to lower weighted-average interest rates and lower average borrowings. Income before taxes, as a percent of sales, was 9.1 percent for the first nine months of 1997 compared to 8.2 percent for 1996. The year-to-date effective tax rate declined to 34.2 percent in 1997 compared to 35.3 percent in 1996 due to an increase in U.S. tax credits for research and experimentation.

Net income was $150.4 million for the first nine months of 1997 compared to $128.2 million for the first nine months of 1996, a 17.3 percent increase. Net income per common share increased 19.7 percent to $1.46 for the first nine months of 1997 compared to $1.22 for the same period last year. Net income per fully diluted common share was $1.41 for the first nine months of 1997 compared to $1.18 for the same period last year, a 19.5 percent increase year over year.

Results of Operations by Business Sector

The Pressure-sensitive adhesives and materials sector reported increased sales and profitability for the first nine months of 1997 compared to the same period last year. The U.S. operations' sales growth was primarily led by increased sales volume for new products. Profitability for the U.S. operations increased primarily due to improved inventory management, capacity utilization and expenditures made in the prior year to enhance operating efficiency. The international businesses reported increased sales and profitability primarily due to higher unit volume and geographic expansion, which was partially offset by changes in foreign currency rates.

The Consumer and converted products sector reported increased sales and profitability for the first nine months of 1997 compared to 1996. Increased sales in the U.S. operations continue to be led by growth of its Avery-brand products, new products and other consumer products. Profitability in the U.S. businesses improved primarily as a result of new products and an improved product mix. In 1996, the U.S. operations recorded an asset impairment writedown of $6.3 million and the discontinuance of a product line and its related assets for $2.1 million. Sales for the international businesses were impacted by changes in foreign currency and sales declines at certain European operations, but were partially offset by growing sales from geographic expansion businesses. Profitability for the international businesses was primarily impacted by operations in France, decreased sales at selected European operations due to the softness of certain economies, and investment for the market expansion of new products.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, decreased to 8.1 percent for the quarter from 9 percent a year ago. This improvement was a result of reduced days sales outstanding in accounts receivable, improved inventory turnover and better payables management. Average inventory turnover for the third quarter was 10 inventory turns compared to 9.2 inventory turns a year ago; the average number of days sales outstanding in accounts receivable was 54 days compared to 57 days a year ago.

Net cash flows provided by operating activities totaled $210.4 million for the first nine months of 1997 compared to $168 million for the same period in 1996. The increase in net cash flows provided by operating activities is primarily due to an increase in net income and changes in working capital requirements.

Capital spending for the quarter was $36.5 million compared to $36.7 million a year ago. For the nine months, capital spending totaled $104.1 million compared to $110.6 million a year ago. Total capital spending for 1997 is expected to be approximately $170 to $180 million.

During the first nine months of 1997, total debt increased $21.8 million to $488.7 million from year end 1996. During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission, $150 million in principal amount of medium-term notes. During the third quarter of 1997 and early October, $60 million in notes were issued. Proceeds from the medium-term notes were used to reduce debt and for other general corporate purposes.

Shareholders' equity decreased to $826.1 million from $832 million at year end 1996. During the third quarter of 1997, the Company purchased approximately 401,000 shares of common stock at a cost of $16.9 million. For the first nine months of 1997, the Company purchased 1.5 million shares of common stock at a cost of $57.6 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, increased by $21.7 million to $666 million from year end 1996. Total debt to total capital was 37.2 percent as of the end of third quarter 1997 and 35.9 percent at year end 1996.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes items such as foreign currency translation adjustments and adjustments to the minimum pension liability that are currently presented as components of shareholders' equity. Companies will be required to report total comprehensive income for interim periods beginning first quarter of 1998. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1998.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard establishes guidelines for reporting information on operating segments in interim and annual financial statements. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

SAFE HARBOR STATEMENT
---------------------

The matters described or referred to in the Form 10-Q include forward-looking statements regarding future events. Factors which could cause actual results to differ materially from those projected include risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, fluctuations in foreign exchange rates, changes in economic conditions, and other factors, including those described or referred to in the Company's SEC filings, including its Form 10-K for the year ended December 28, 1996

                          PART II.  OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

a. Exhibits:  11  Computation of Net Income Per Share Amounts
              12 Computation of Ratio of Earnings to Fixed Charges 27 Financial Data Schedule

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 27, 1997. However, Registrant filed the Current Report on Form 8-K dated October 24, 1997, in connection with the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock payable on December 17, 1997 to stockholders of record on December 3, 1997.

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


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                         (Registrant)


                                    /s/ Robert M. Calderoni
                                    ______________________________________
                                    Robert M. Calderoni
                                    Senior Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)




                                    /s/ Thomas E. Miller
                                    ______________________________________
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)



                                    November 10, 1997