Form 10-K
period 1997-12-27
AVERY DENNISON CORPORATION
filed 1998-03-26
CIK 8818

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

  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997
                                      OR

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

      Registrant's telephone number, including area code: (626) 304-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH
                                                          EXCHANGE ON WHICH
            TITLE OF EACH CLASS                              REGISTERED
            -------------------                           -----------------
        Common stock, $1 par value                     New York Stock Exchange
                                                          Pacific Exchange
      Preferred Share Purchase Rights                  New York Stock Exchange
                                                          Pacific Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                Not applicable.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates as of February 24, 1998, was approximately $5,081,410,848.

  Number of shares of common stock, $1 par value, outstanding as of February 24, 1998: 118,069,484.

  The following documents are incorporated by reference into the Parts of this report below indicated:

                      DOCUMENT                  INCORPORATED BY REFERENCE INTO:
                      --------                  -------------------------------
      Annual Report to Shareholders for fiscal
       year ended December 27, 1997 (the "1997
       Annual Report")........................            PARTS I, II
      Definitive Proxy Statement for Annual
       Meeting of Stockholders to be held
       April 23, 1998 (the "1998 Proxy
       Statement")............................           PARTS III, IV

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

  International operations, principally in Western Europe, constitute a significant portion of the Company's business. In addition, the Company is currently expanding its operations in Asia Pacific, Latin America and Eastern Europe. The Company manufactures and sells its products from 200 manufacturing facilities and sales offices located in 39 countries, and employs a total of approximately 16,200 persons worldwide. The Company is subject to certain risks referred to in Exhibit 99 hereto, including those normally attending international operations, such as changes in economic conditions, currency fluctuation, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business.

  Except as set forth below, no material part of the Company's business is dependent upon a single customer or a few customers and the loss of a particular customer or a few customers would not have a material adverse effect on the Company's business. Sales of the Company's U.S. consumer products are increasingly concentrated in a small number of major customers, principally discount office products superstores and distributors (see Note 4 of Notes to Consolidated Financial Statements on page 41 of the 1997 Annual Report, which is incorporated by reference). United States export sales are an insignificant part of the Company's business. Backlogs are not considered material in the industries in which the Company competes.

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS SECTOR

  The Pressure-Sensitive Adhesives and Materials sector manufactures and sells Fasson- and Avery Dennison-brand pressure-sensitive base materials, specialty tapes, marking films and chemicals. Base materials consist primarily of papers, fabrics, plastic films and metal foils which are primed and coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films for protection. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. The business of this sector is not seasonal.

  Base material products consist of a wide range of pressure-sensitive coated papers, films and foils which are sold to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications. Other product offerings include paper and film stock for use in a variety of industrial, commercial and consumer applications. The Company also manufactures and sells proprietary film face stocks, release-coated materials and specialty insulation paper.

  Specialty tape products are single- and double-coated tapes and transfer adhesives for use in non-mechanical fastening systems in various industries and are sold to industrial and medical converters, original equipment manufacturers and disposable-diaper producers worldwide.

  Marking films products consist of a variety of films and other products sold to the worldwide automotive, architectural, commercial sign, digital, printing, and graphics markets. The Company also sells durable cast and reflective films to the construction, automotive, fleet transportation, sign and industrial equipment markets, and reflective films for government and traffic applications. In addition, the Company sells specialty print-receptive films to the industrial label market, metallic dispersion products to the packaging industry and proprietary woodgrain film laminates for housing exteriors and automotive applications. During 1997, the Company reorganized its marking films businesses on a worldwide basis to serve, in a more focused manner, the expanding commercial graphic arts market, including wide-format digital printing applications.

  Chemical products include a range of solvent and emulsion-based acrylic polymer adhesives, protective coatings and binders for internal uses as well as for sale to other companies.

  During 1997, the Company established a distribution center in India to market and sell a variety of pressure-sensitive materials. In early 1998, the Company acquired base materials manufacturing capabilities in Colombia.

  The Company competes, both domestically and internationally, with a number of medium to large firms. Entry of competitors into the field of pressure-sensitive adhesives and materials is limited by high capital requirements and a need for sophisticated technical know-how.

CONSUMER AND CONVERTED PRODUCTS SECTOR

  The Consumer and Converted Products sector manufactures and sells a wide range of Avery-brand consumer products, custom label products, specialty automotive films and labels and fastening devices. The business of this sector is not seasonal except for certain consumer products sold during the back-to-school season.

  The Company's principal consumer products are generally sold worldwide through wholesalers and dealers, mass market channels of distribution, and discount superstores. The Company manufactures and sells a wide range of Avery-brand products for home, school and office uses, including copier, laser and ink-jet printer labels, related computer software, presentation and organizing systems, laser-printer card and index products; data-processing labels; notebooks; notebook and presentation dividers; three-ring binders; sheet protectors; and various vinyl and heat-sealed products. A wide range of other stationery products is offered, including children's laser and ink-jet labels, markers, adhesives and specialty products under brand names such as Avery, Avery Kids, Marks-A-Lot and HI-LITER, and accounting products, note pads and business forms under the Avery and National brand names. The extent of product offerings varies by geographic market. Operations in Latin America, Asia Pacific and Europe have been established to market and distribute the Avery-brand line of stock self-adhesive products, including copier, laser and ink-jet labels and related software; laser printed card products and other unprinted labels.

  Custom label products in North America primarily consist of custom pressure-sensitive and heat-transfer labels for automotive and durable goods industries and custom pressure-sensitive labels and specialty combination products for the electronic data-processing market. These products are sold directly to manufacturers and packagers and retailers, as well as through international subsidiaries, distributors and licensees. Label products in Europe include custom and stock labels, labeling machinery and data printing systems, which are marketed to a wide range of industrial and retail users.

  The Company designs, fabricates and sells a wide variety of tags and labels, including bar-coded tags and labels, and a line of machines for imprinting, dispensing and attaching preprinted roll tags and labels. The machine products are generally designed for use with tags and labels as a complete system. The Company also designs, assembles and sells labeling systems for integration into a customer's shipping and receiving operations. Principal markets include apparel, retail and industrial companies for identification, tracking and control applications principally in North America, Europe and Asia Pacific. Fastener products include plastic tying and attaching products for retail and industrial users. These products are sold directly to end users and internationally through subsidiaries, as well as through distributors and licensees in other countries.

  The Company also manufactures and sells on-battery testing labels to battery manufacturers, and self-adhesive stamps to the U.S. and international postal services. The Company is an integrated supplier of adhesive coating, security printing and converting technologies for postage stamp production. Specialty automotive films products are used for interior and exterior vehicle finishes, striping decoration and identification. Other products include pressure-sensitive sheeted and die-cut papers and films, which are sold through fine-paper merchants.

  During 1997, the Company acquired a company in Australia, and broadened its distribution of Avery-brand products in Asia Pacific and Latin America.

  The Company competes, both domestically and internationally, with a number of small to large firms (among the principal competitors are Esselte AB, Fortune Brands, Inc. and Minnesota Mining and Manufacturing Co.). The Company believes that its ability to service its customers with an extensive product line; its distribution strength; its ability to develop internally and to commercialize successfully new products; its diverse technical foundation, including a range of electronic imprinting and automatic labeling systems, are among the more significant factors in developing and maintaining its competitive position.

RESEARCH AND DEVELOPMENT

  Many of the Company's current products are the result of its own research and development efforts. The Company expended $61.1 million, $54.6 million, and $52.7 million in 1997, 1996 and 1995, respectively, on research related activities by operating units and the Avery Research Center (the "Research Center"), located in Pasadena, California. A substantial amount of the Company's research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to both of the Company's industry sectors.

  The operating units' research efforts are directed primarily toward developing new products and processing operating techniques and improving product performance, often in close association with customers. The Research Center supports the operating units' patent and product development work, and focuses on research and development in new adhesives, materials and coating processes. Research and development generally focuses on projects affecting more than one industry sector in such areas as printing and coating technologies, and adhesive, release, coating and ink chemistries.

  The loss of any of the Company's individual patents or licenses would not be material to the business of the Company taken as a whole, nor to either one of the Company's industry sectors except those referred to above. The Company's principal trademarks are Avery, Fasson and Avery Dennison. These trademarks are significant in the markets in which the Company's products compete.

THREE-YEAR SUMMARY OF SECTOR INFORMATION

  The Business Sector Information attributable to the Company's operations for the three years ended December 27, 1997, which appears in Note 10 of Notes to Consolidated Financial Statements on pages 46 through 48 of the 1997 Annual Report, is incorporated herein by reference.

OTHER MATTERS

  The raw materials used by the Company are primarily paper, plastic and chemicals which are purchased from a variety of commercial and industrial sources. Although from time to time shortages could occur, these raw materials are currently generally available.

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

  Major research efforts have been directed toward development of new adhesives and solvent-free adhesive processing systems. Emulsion and hot-melt adhesives and solventless silicone systems have been installed in the Company's facilities in Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; Rancho Cucamonga, California; Quakertown, Pennsylvania; Rodange, Luxembourg; Turnhout, Belgium; Hazerswoude, The Netherlands; and Cramlington, England, as well as other plants in the United States, Australia, Brazil, France, Germany, Korea, China and India.

  The Company does not believe that the costs of complying with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or competitive position of the Company.

  The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and is including Exhibit 99 to this filing to incorporate this safe harbor statement.

  For information regarding the Company's potential responsibility for cleanup costs at certain hazardous waste sites, see "Legal Proceedings" (Part I, Item
3) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7). For information regarding the Company's actions to address the Year 2000 Issue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7).

ITEM 2. PROPERTIES

  The Company operates approximately 28 principal manufacturing facilities ranging in size from approximately 100,000 square feet to approximately 370,000 square feet and totaling over 5 million square feet. The following sets forth the locations of such principal facilities and the business sectors for which they are presently used:

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS SECTOR

  Domestic--Painesville and Fairport, Ohio; Peachtree City, Georgia;
           Quakertown, Pennsylvania; Rancho Cucamonga, California; Greenfield, Fort Wayne, Lowell and Schererville, Indiana.

  Foreign--Hazerswoude, The Netherlands; Cramlington, England; Champ-sur-Drac,
          France; Turnhout, Belgium; Ajax, Canada; Rodange, Luxembourg; and Haan, Germany.

CONSUMER AND CONVERTED PRODUCTS SECTOR

  Domestic--Gainesville, Georgia; Rochelle, Illinois; Chicopee and Framingham,
            Massachusetts; Meridian, Mississippi; Philadelphia, Pennsylvania; Clinton, South Carolina; and Crossville, Tennessee.

  Foreign--Bowmanville, Canada; La Monnerie and Troyes, France; Hong Kong
          (S.A.R.), China and Utrecht, The Netherlands.

  In addition to the Company's principal manufacturing facilities described above, the Company's principal facilities include its corporate headquarters facility and Research Center in Pasadena, California, and offices located in Maidenhead, England; Leiden, The Netherlands; Concord, Ohio and Framingham, Massachusetts.

  All of the Company's principal properties identified above are owned in fee except the facilities in Ajax, Canada; Haan, Germany and small portions of the facilities in Framingham, Massachusetts; and La Monnerie, France, which are leased.

  All of the buildings comprising the facilities identified above were constructed after 1954, except parts of the Framingham, Massachusetts plant and office complex. All buildings owned or leased are well maintained and of sound construction, and are considered suitable and generally adequate for the Company's present needs. The Company will expand capacity and provide facilities to meet future increased demand as needed. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except for mortgage liens against four other facilities not listed separately above.

ITEM 3. LEGAL PROCEEDINGS

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency ("EPA") and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") for past and future cleanup costs at hazardous waste sites. The Company has been designated by the EPA and/or other responsible state agencies as a PRP at 15 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Based on current site assessments, management believes the potential liability over the amounts currently accrued would not materially affect the Company.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT*

                               SERVED AS
                               EXECUTIVE              FORMER POSITIONS AND
NAME                     AGE OFFICER SINCE           OFFICES WITH REGISTRANT
----                     --- -------------           -----------------------
Charles D. Miller.......  70 May 1965         1964-1983 Various positions of
 Chairman and Chief                                      increasing responsibility
 Executive Officer (also
 Director of Registrant)
Philip M. Neal..........  57 January 1974     1974-1990 Various positions of
 President and Chief                                     increasing responsibility
 Operating Officer (also
 Director of Registrant)
Kim A. Caldwell.........  50 June 1990        1990-1997 Senior Group V.P., Worldwide
 Executive Vice                                          Materials--Americas and
 President, Global                                       Asia
 Technology and New
 Business Development
Robert M. Calderoni.....  38 October 1997   **1985-1994 Various positions of
 Senior Vice President,                                  increasing responsibility
 Finance and Chief                                       at IBM
 Financial Officer
                                            **1994-1996 V.P., Finance, IBM Storage
                                                         Systems Division
                                            **1996-1997 Senior V.P., Finance, Apple
                                                         Computer, Inc.
Robert G. van             51 December 1981    1981-1996 Vice President, General
 Schoonenberg...........                                 Counsel and Secretary
 Senior Vice President,
 General Counsel and
 Secretary
Wayne H. Smith..........  56 June 1979                  None
 Vice President and
 Treasurer
Thomas E. Miller........  50 March 1994       1973-1993 Various positions of
 Vice President and                                      increasing responsibility
 Controller
                                              1993-1994 V.P. and Assistant
                                                         Controller
Diane B. Dixon..........  46 December 1985    1985-1997 V.P., Corporate
 Vice President,                                         Communications
 Worldwide
 Communications and
 Advertising
Susan B. Garelli........  46 October 1994   **1991-1993 Senior V.P., Human Resources
 Vice President, Human                                   and Corporate
 Resources                                               Communications, JWP, Inc.
                                            **1993-1994 Consultant, JWP, Inc.
Lynne M. Galligan.......  47 September 1997 **1977-1994 Various positions of
 Vice President,                                         increasing responsibility
 Technical Strategic                                     at Dow Corning Corp.
 Initiatives and Chief
 Technology Officer
                                            **1994-1996 General Manager, Dendritech,
                                                        Inc.
                                            **1996-1997 Technical Director, General
                                                         Electric Co.
Johan J. Goemans........  54 October 1992     1975-1992 Various positions of
 Vice President,                                         increasing responsibility
 Management Information
 Systems

                               SERVED AS
                               EXECUTIVE             FORMER POSITIONS AND
NAME                     AGE OFFICER SINCE          OFFICES WITH REGISTRANT
----                     --- -------------          -----------------------
Geoffrey T. Martin......  43 January 1994    1992-1993 V.P., Office Products Group
 Senior Group Vice                                      Europe
 President, Worldwide                        1993-1994 Group V.P., Converting and
 Converting, Graphic                                    Office Products Europe
 Systems and Specialty                       1994-1997 Senior V.P., Worldwide Tape
 Tapes                                                  & Converting and
                                                        Materials--Europe

Stephanie A. Streeter...  40 March 1996      1991-1993 V.P. and General Manager,
 Group Vice President,                                  Avery Office Labels
 Worldwide Office                            1993-1996 V.P. and General Manager,
 Products                                               Avery Dennison Brands

Dean A. Scarborough,....  42 August 1997     1990-1995 V.P. and General Manager,
 Group Vice President,                                  Fasson Roll Division--
 Fasson Roll--North                                     Europe
 America and Europe                          1995-1997 V.P. and General Manager,
                                                        Fasson Roll Division--U.S.

Flavio T. Lacerda.......  51 May 1996      **1991-1994 Latin America Regional
 Group Vice President,                                  Manager, Loctite Corp.
 Latin America                             **1995-1996 President for Latin America
                                                        and South Africa, Loctite
                                                        Corp.

Donald R. McKee.........  61 December 1995   1971-1993 Various positions of
 Vice President, Label                                  increasing responsibility
 Ventures                                    1993-1995 V.P. and General Manager,
                                                        Soabar Systems Division
                                             1995-1996 V.P., Soabar Products and
                                                        Fastener Divisions
                                             1996-1997 Group V.P., Converted and
                                                        Fastener Products N.A.

--------
* All officers are elected to serve a one year term and until their successors are elected and qualify.

** Business experience prior to service with Registrant.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information called for by this item appears on page 52 of Registrant's 1997 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Selected financial data for each of Registrant's last five fiscal years appears on pages 26 and 27 of Registrant's 1997 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                                                       1997     1996     1995
                                                     -------- -------- --------
                                                       (DOLLARS IN MILLIONS)
   Net sales........................................ $3,345.7 $3,222.5 $3,113.9
   Cost of products sold............................  2,263.0  2,204.2  2,156.6
                                                     -------- -------- --------
   Gross profit.....................................  1,082.7  1,018.3    957.3
   Marketing, general and administrative expense....    739.8    712.4    689.8
   Net gain on divestitures and restructuring
    charges.........................................       --      2.1      1.5
                                                     -------- -------- --------
   Earnings before interest and taxes............... $  342.9 $  308.0 $  269.0

  Sales increased 3.8 percent to $3.35 billion in 1997, compared to $3.22 billion in 1996. Excluding changes in foreign currency exchange rates, sales increased 6.6 percent. In 1996, sales increased 3.5 percent over 1995 sales of $3.11 billion. Excluding the impact of business divestitures and changes in foreign currency exchange rates for 1996, sales increased 6.4 percent. During the fourth quarter of 1995, the Company sold a portion of its North American label converting operations. These businesses accounted for approximately 2 percent of the Company's 1995 total sales.

  Gross profit margins for the years ended 1997, 1996 and 1995 were 32.4 percent, 31.6 percent and 30.7 percent, respectively. The improvement in 1997 over 1996 was primarily due to increased productivity, cost control and an improved product mix. The improvement in 1996 over 1995 was primarily attributable to an improved product mix, new products, cost reduction and control programs and increased capacity utilization. Gross profit margins were also impacted by a $4.2 million and $3.2 million LIFO benefit reported during 1997 and 1996, respectively.

  Marketing, general and administrative expense as a percent of sales was 22.1 percent in 1997 and 1996 and 22.2 percent in 1995. The expense for 1997 benefited from cost control and lower costs for certain employee benefit plans; however, these benefits were offset by increased expenditures for marketing, and research and development activities. The improvement in 1996 over 1995 was primarily attributable to cost control and reduction efforts throughout the Company and was achieved despite major investments in geographic expansion, business realignment and new product programs.

  During the third quarter of 1996, restructuring actions were taken, resulting in a net pretax gain of $2.1 million. The Company sold its equity interest in a label operation in Japan for $28.4 million, resulting in a pretax gain of $17.9 million. The Company also recorded $15.8 million of restructuring charges, which included an asset impairment write-down of $6.3 million for long-lived assets held in the Company's Consumer and converted products sector. The restructuring program also included the reorganization of certain manufacturing, distribution and administrative sites. These costs consisted of severance and related costs for approximately

200 positions worldwide ($7.4 million) and the discontinuance of product lines and related asset write-offs ($2.1 million). These actions were completed during the third quarter of 1997 and are expected to result in estimated annual savings of approximately $9 million to $11 million.

  Business restructuring actions taken during the fourth quarter of 1995 resulted in a net pretax gain of $1.5 million. Certain businesses which no longer met the Company's strategy for converting technology were sold for $95 million. A $40.7 million pretax gain on the sale of these businesses was offset by restructuring charges of $39.2 million, which included the closure of four plants and the reorganization of certain manufacturing, distribution and administrative sites. These costs consisted of severance and related costs for approximately 400 positions worldwide ($16.2 million), discontinuance of product lines and related asset write-offs ($13.1 million), and plant closure and other costs ($9.9 million). This program was completed at year-end 1997 and is expected to result in estimated annual savings of $14 million to $17 million.

  Interest expense for the years ended 1997, 1996 and 1995 was $31.7 million, $37.4 million and $44.3 million, respectively. The decrease in 1997 was primarily due to lower weighted-average interest rates and lower average borrowings. The decrease in 1996 was primarily due to the expiration of interest rate swap agreements during the fourth quarter of 1995 and an overall lower cost of borrowing.

  Income before taxes, as a percent of sales, was 9.3 percent for 1997, 8.4 percent for 1996 and 7.2 percent for 1995. The improvement during 1997 and 1996 was primarily due to higher gross profit margins and lower interest expense as a percent of sales. The effective tax rate was 34.2 percent in 1997, 35 percent in 1996 and 36 percent in 1995. The decrease in 1997 was primarily due to the utilization of foreign tax loss carryforwards and an increase in U.S. tax credits for research and experimentation. The Company estimates that the effective tax rate for 1998 will be 34- to-35 percent.

                                                            1997   1996   1995
                                                           ------ ------ ------
                                                           (IN MILLIONS, EXCEPT
                                                                   PER
                                                              SHARE AMOUNTS)
   Net income............................................. $204.8 $175.9 $143.7
   Net income per common share............................   1.99   1.68   1.35
   Net income per common share, assuming dilution.........   1.93   1.63   1.32

  Net income increased to $204.8 million in 1997 compared to $175.9 million in 1996, reflecting a 16.4 percent increase over 1996. Net income in 1995 was $143.7 million. Net income, as a percent of sales, was 6.1 percent, 5.5 percent and 4.6 percent in 1997, 1996 and 1995, respectively.

  Net income per common share increased to $1.99 in 1997 compared to $1.68 in 1996, an 18.5 percent improvement. Net income per common share was $1.35 in 1995. Net income per common share, assuming dilution, was $1.93 in 1997 compared to $1.63 in 1996, an 18.4 percent increase. Net income per common share, assuming dilution was $1.32 in 1995.

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", during the fourth quarter of 1997. All prior year net income per share data, as shown above, has been restated in accordance with the new standard.

RESULTS OF OPERATIONS BY BUSINESS SECTOR

PRESSURE-SENSITIVE ADHESIVES AND MATERIALS:

                                                        1997     1996     1995
                                                      -------- -------- --------
                                                            (IN MILLIONS)
   Net sales........................................  $1,741.4 $1,702.6 $1,589.7
   Income from operations before interest and taxes.     170.1    159.1    145.0

  The Pressure-sensitive adhesives and materials sector reported increased sales and profitability for 1997 compared to 1996. The U.S. operations' sales growth was primarily led by increased sales volume for products in its pharmaceutical, variable imprint and graphics businesses; however, sales were partially impacted by paper price deflation and product mix. Income from the U.S. operations benefited from improved capacity utilization and the extent of restructuring charges taken in 1996 compared to 1997. The international businesses reported increased sales and profitability primarily due to higher unit volume and geographic expansion, which were partially offset by changes in foreign currency rates.

  The Pressure-sensitive adhesives and materials sector reported increased sales and income for 1996 compared to 1995. The sector's income results include restructuring charges of $7.1 million in 1996 and $15.1 million in 1995. The U.S. operations reported sales growth for the year primarily due to increased volume and new products. Profitability improved as a result of cost reduction actions, increased capacity utilization and improved operating efficiencies. The international businesses reported increased sales primarily due to its geographic expansion in emerging markets and increased volume. Profitability for the international businesses increased primarily due to the extent of restructuring charges taken in 1995 compared to 1996. This increase was partially offset by costs related to continued investments in geographic expansion and major equipment start-up costs.

CONSUMER AND CONVERTED PRODUCTS:

                                                        1997     1996     1995
                                                      -------- -------- --------
                                                            (IN MILLIONS)
   Net sales........................................  $1,752.6 $1,660.8 $1,583.5
   Income from operations before interest and taxes.     192.6    160.6    147.8

  The Consumer and converted products sector reported increased sales and profitability for 1997 compared to 1996. Increased sales in the U.S. operations continued to be led by growth of its Avery-brand products, new products and other consumer products. Profitability in the U.S. businesses improved primarily as a result of its Avery-brand products, new products and an improved product mix. Sales for the international businesses in 1997 were comparable to 1996. Sales for 1997 benefited from geographic expansion; however, this increase was offset by changes in foreign currency rates and sales declines at certain European operations. Profitability for the international businesses was primarily impacted by operations in France, decreased sales at other select European operations due to the softness of certain economies, and investment for the market expansion of new products.

  The Consumer and converted products sector reported increased sales and profitability for 1996 compared to 1995. The sector's income results include restructuring charges of $8.7 million for 1996 compared to a $16.6 million net gain on divestitures and restructuring charges in 1995. The U.S. operations reported increased sales primarily due to the growth of its battery label business and for its Avery-brand products. Profitability improved primarily due to increased sales volume, new products and operating improvements, including lower distribution expenses. The international businesses reported higher sales due to geographic expansion and growth of its office label businesses; however, this sales increase was partially offset by sales declines in a portion of the French operations. Profitability in 1996 for the international businesses was comparable to 1995. Profit improvements from cost control programs and product pruning were offset by lower sales in one of the French operations and start-up costs related to geographic expansion.

FINANCIAL CONDITION

  Average working capital, excluding short-term debt, as a percent of sales was 8 percent in 1997, 9.1 percent in 1996 and 9.6 percent in 1995. The decrease in 1997 was primarily due to increased sales, reduced days sales outstanding in accounts receivable, improved inventory turnover and better payables management programs. The decrease in 1996 was primarily due to higher sales and an increase in current liabilities. Average inventory turnover was
9.5 turns in 1997, 9.3 turns in 1996 and 9 turns in 1995; the average number of days sales outstanding in accounts receivable was 52 days in 1997 and 55 days in 1996 and 1995.

  Net cash flow from operating activities was $368.4 million in 1997, $304 million in 1996 and $187.9 million in 1995. The increase in net cash flow in 1997 and 1996 was primarily due to changes in working capital requirements and the Company's improved profitability.

  Total debt decreased $19.2 million to $447.7 million compared to year end 1996. Total debt to total capital was 34.8 percent at year end 1997 compared to 35.9 percent at year end 1996. Long-term debt as a percent of total long-term capital increased to 32.6 percent from 30.8 percent at year end 1996.

  In October 1996, the Company established the Avery Dennison Corporation Employee Stock Benefit Trust (the "ESBT") to fund a portion of the Company's obligations arising from various current and future employee benefit plans. As a result, the Company sold 18 million shares of treasury stock to the ESBT at fair market value. This transaction had no impact on the Company's financial condition. The ESBT has a 15-year life during which it will utilize the stock to satisfy certain Company obligations. The market value of shares held in the ESBT, after the issuance of shares under the Company's stock and incentive plans, increased by $85.4 million to $729.7 million from year end 1996.

  Shareholders' equity increased to $837.2 million from $832 million at year end 1996. During 1997, the Company repurchased 2.5 million shares of common stock at a cost of $99.3 million. As of year end 1997, a cumulative 27.9 million shares of common stock had been purchased since 1991 and 2.5 million shares remained available for repurchase under the Board of Directors' authorization.

  The return on average shareholders' equity was 24.8 percent in 1997, 21.4 percent in 1996 and 18.6 percent in 1995. The return on average total capital for those three years was 18.1 percent, 16.4 percent and 14.4 percent, respectively. The improvements in 1997 and 1996 for these returns were primarily due to an increase in profitability, more effective utilization of the Company's assets and the impact from share repurchases.

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency and state environmental agencies alleging that the Company is a potentially responsible party (PRP) for past and future cleanup costs at hazardous waste sites. The Company has received requests for information, notices and/or claims with respect to 15 waste sites in which the Company has no ownership interest. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. Environmental investigatory and remediation projects are also being undertaken on property presently owned by the Company. The Company has accrued liabilities for all sites where it is probable that a loss will be incurred and the minimum cost or amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessments and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Based on current site assessments, management believes that the potential liability over the amounts currently accrued would not materially affect the Company.

LIQUIDITY AND CAPITAL RESOURCES

  In addition to cash flow from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

  During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission $150 million in principal amount of uncollaterized medium-term notes, of which $60 million in notes had been issued as of year end 1997. Proceeds from the medium-term notes were used to reduce debt and for other general corporate purposes. The Company's currently outstanding medium-term notes have maturities from 2000 through 2025 and have a weighted-average interest rate of 7.1 percent.

  The Company's restructuring programs were completed in 1997 and included the 1996 $28.4 million sale of its equity interest in a label operation in Japan and the 1995 $95 million sale of certain non-strategic label converting businesses. The restructuring programs had a cost of $15.8 million and $39.2 million for 1996 and 1995, respectively.

  Capital expenditures were $177.3 million in 1997 and $187.6 million in 1996. Capital expenditures for 1998 are expected to be approximately $175 million to $200 million.

  The annual dividend rate per share increased to $.72 in 1997 from $.62 in 1996 and $.55 in 1995.

  The Company continues to expand its operations in Asia Pacific, Latin America and Europe. The Company's future results are subject to changes in economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. To manage its exposure to these fluctuations, the Company may enter into foreign exchange forward and option contracts, and interest rate contracts, where appropriate. The recent turmoil in certain Asian financial markets had an immaterial effect on the Company's 1997 results.

  In 1997, the Company's operations located in Mexico and Brazil, were treated as hyperinflationary economies for accounting purposes due to the cumulative inflation rate over the past three years. As a result, all translation gains and losses were included in net income. These operations were not significant to the Company's consolidated financial position.

  Beginning in 1998, Brazil will no longer be treated as a hyperinflationary economy for accounting purposes. As a result, all asset and liability accounts for the Company's Brazilian operations will be translated into U.S. dollars at current rates and recorded directly to a component of shareholders' equity. Gains and losses resulting from foreign currency transactions will be included in net income currently.

FUTURE ACCOUNTING REQUIREMENTS

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes items such as foreign currency translation adjustments and adjustments to the minimum pension liability that are currently presented as components of shareholders' equity. Companies will be required to report total comprehensive income for interim periods beginning first quarter of 1998. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1998.

  Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard establishes guidelines for reporting information on operating segments in interim and annual financial statements. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, and will include both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

YEAR 2000

  The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations.

  The Company is currently working to resolve the Year 2000 issue and has established processes for evaluating and managing the risks and costs associated with this issue. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. In addition, the Company is communicating with suppliers and customers with whom the Company does business to coordinate the Year 2000 conversion. The Company plans to complete the Year 2000 project by fiscal year end 1998.

  Based on current assessments, costs of addressing the Year 2000 issue are not expected to have a material impact on the Company's future financial results.

SAFE HARBOR STATEMENT

  Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition, Market-Sensitive Instruments and Risk Management and other sections of this annual report contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, customer and supplier and manufacturing concentrations, changes in customer order patterns, increased competition, litigation risks, fluctuations in foreign exchange rates or other risks associated with foreign operations, changes in economic or political conditions, and other factors. Any forward-looking statements should be considered in light of the factors detailed in Exhibit 99 in the Company's Annual Report on Form 10-K for the years ended December 27, 1997 and December 28, 1996.

  The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

  The Company is exposed to the impact of interest rate and foreign currency exchange rate changes.

  The Company does not hold or purchase any foreign currency or interest rate contracts for trading purposes.

  The Company's objective in managing the exposure to foreign currency changes is to reduce the risk to earnings and cash flow associated with foreign exchange rate changes. As a result, the Company enters into foreign exchange forward and option contracts to reduce risks associated with the value of its existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs. The gains and losses on these contracts are intended to offset changes in the related exposures. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income.

  The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company will periodically use interest rate contracts to manage net exposure to interest rate changes related to its borrowings. The Company had no interest rate contracts outstanding at year end 1997.

  In the normal course of operations, the Company also faces other risks that are either nonfinancial or nonquantifiable. Such risks principally include changes in economic or political conditions, other risks associated with foreign operations, commodity price risk and litigation risk which are not represented in the analyses that follow.

FOREIGN EXCHANGE VALUE-AT-RISK

  The Company uses a "Value-at-Risk" (VAR) model to determine the estimated maximum potential one-day loss in earnings associated with both its foreign exchange positions and contracts. This approach assumes that market rates or prices for foreign exchange positions and contracts are normally distributed. The VAR model estimates were made assuming normal market conditions. Firm commitments, receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were included in the model. Forecasted transactions, which certain of these instruments are intended to hedge, were excluded from the model.

  The VAR was estimated using a variance-covariance methodology based on historical volatility for each currency. The volatility and correlation used in the calculation were based on historical observations, using one year's data with equal weightings. This data was obtained from the publicly available JP Morgan RiskMetrics data set on the InterNet. A 95 percent confidence level was used for a one-day time horizon.

  The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

  The estimated maximum potential one-day loss in earnings for the Company's foreign exchange positions and contracts would have been immaterial to the Company's 1997 earnings.

INTEREST RATE SENSITIVITY

  An assumed 60 basis point move in interest rates (10 percent of the Company's weighted-average floating rate interest rates) affecting the Company's variable-rate borrowings would have had an immaterial effect on the Company's 1997 earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is contained in Registrant's Consolidated Financial Statements and the Notes thereto appearing on pages 34 through 48, and in the Report of Independent Certified Public Accountants on page 49 of Registrant's 1997 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors called for by this item is incorporated by reference from pages 2, 3 and 4 of the 1998 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in
Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 14 of the 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by items 11, 12 and 13 is incorporated by reference from pages 5 through 20 of the 1998 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

  (b) Reports on Form 8-K: Registrant filed one Report on Form 8-K for the three months ended December 27, 1997:

    Form 8-K dated October 24, 1997, in connection the 1997 Rights Plan.

  (c) Those Exhibits and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

  (d) Those financial statement schedules required by Regulation S-X which are excluded from Registrant's 1997 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Avery Dennison Corporation

                                          By    /s/ Robert M. Calderoni
                                            ___________________________________
                                                    Robert M. Calderoni
                                            Senior Vice President, Finance and
                                                  Chief Financial Officer

Dated: March 26, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ Charles D. Miller          Chairman and Chief Executive    March 26, 1998
____________________________________  Officer; Director
         Charles D. Miller


        /s/ Philip M. Neal           President and Chief             March 26, 1998
____________________________________  Operating Officer; Director
           Philip M. Neal

     /s/ Robert M. Calderoni         Senior Vice President,          March 26, 1998
____________________________________  Finance and Chief Financial
        Robert M. Calderoni           Officer (Principal
                                      Financial Officer)

      /s/ Thomas E. Miller           Vice President and              March 26, 1998
____________________________________  Controller (Principal
          Thomas E. Miller            Accounting Officer)

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/ Dwight L. Allison, Jr.                  Director              March 26, 1998
____________________________________
       Dwight L. Allison, Jr.

        /s/ John C. Argue                      Director              March 26, 1998
____________________________________
           John C. Argue

         /s/ Joan T. Bok                       Director              March 26, 1998
____________________________________
            Joan T. Bok

      /s/ Frank V. Cahouet                     Director              March 26, 1998
____________________________________
         Frank V. Cahouet

      /s/ Richard M. Ferry                     Director              March 26, 1998
____________________________________
          Richard M. Ferry
      /s/ Peter W. Mullin                      Director              March 26, 1998
____________________________________
          Peter W. Mullin

     /s/ Sidney R. Petersen                    Director              March 26, 1998
____________________________________
         Sidney R. Petersen


     /s/ John B. Slaughter                     Director              March 26, 1998
____________________________________
         John B. Slaughter


                          AVERY DENNISON CORPORATION

                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES

                                                            REFERENCE (PAGE)
                                                           -------------------
                                                            FORM
                                                            10-K     ANNUAL
                                                           ANNUAL  REPORT TO
                                                           REPORT SHAREHOLDERS
                                                           ------ ------------
Data incorporated by reference from the attached portions
 of the 1997 Annual
 Report to Shareholders of Avery Dennison Corporation:
  Report of Independent Certified Public Accountants......   --        49
  Consolidated Balance Sheet at December 27, 1997 and De-
   cember 28, 1996........................................   --        34
  Consolidated Statement of Income for 1997, 1996 and
   1995...................................................   --        35
  Consolidated Statement of Shareholders' Equity for 1997,
   1996 and 1995..........................................   --        36
  Consolidated Statement of Cash Flows for 1997, 1996 and
   1995...................................................   --        37
  Notes to Consolidated Financial Statements..............   --      38-48

  Individual financial statements of 50% or less owned entities accounted for by the equity method have been omitted because, considered in the aggregate or as a single subsidiary, they do not constitute a significant subsidiary.

  With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, and the information referred to in Items 1, 5 and 6, all of which is included in the 1997 Annual
Report and incorporated herein by reference, the 1997 Annual Report is not to be deemed "filed" as part of this report.

Data submitted herewith:
  Report of Independent Certified Public Accountants......  S-2         --
  Financial Statement Schedules (for 1997, 1996 and 1995):
    II--Valuation and Qualifying Accounts and Reserves....  S-3         --
  Consent of Independent Accountants......................  S-4         --

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Avery Dennison Corporation

  Our report on the consolidated financial statements of Avery Dennison Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 49 of the 1997 Annual Report to Shareholders of Avery Dennison Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
January 27, 1998

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN MILLIONS)

                                          ADDITIONS
                                    ---------------------
                           BALANCE  CHARGED               DEDUCTIONS--
                             AT     TO COSTS              UNCOLLECTIBLE BALANCE
                          BEGINNING   AND        FROM       ACCOUNTS    AT END
                           OF YEAR  EXPENSES ACQUISITIONS  WRITTEN OFF  OF YEAR
                          --------- -------- ------------ ------------- -------
1997
  Allowance for doubtful
   accounts..............   $17.5     $4.3       $--          $6.2       $15.6
                            =====     ====       ===          ====       =====
1996
  Allowance for doubtful
   accounts..............   $17.6     $4.1       $--          $4.2       $17.5
                            =====     ====       ===          ====       =====
1995
  Allowance for doubtful
   accounts..............   $18.5     $4.7       $--          $5.6       $17.6
                            =====     ====       ===          ====       =====

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the registration statements of Avery Dennison Corporation on Form S-3 (File Nos. 333-16375 and 333-38905) and Form S-8 (File Nos. 33-1132, 33-3645, 33-27275, 33-35995-01, 33-41238, 33-
45376, 33-54411, 33-58921, 33-63979, 333-38707 and 333-38709) of our report, dated January 27, 1998, which appears on page 49 of the 1997 Annual Report to Shareholders and is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedule listed in the index on page S-1.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 26, 1998

                           AVERY DENNISON CORPORATION

                                 EXHIBIT INDEX

                      FOR THE YEAR ENDED DECEMBER 27, 1997

INCORPORATED BY REFERENCE:

                                    ORIGINALLY
                                     FILED AS
 EXHIBIT                             EXHIBIT
   NO.             ITEM                NO.                   DOCUMENT
 -------           ----             ----------               --------
 (3.1)   Restated Articles of
          Incorporation..........     B        Proxy Statement dated February 28,
                                                1977 for Annual Meeting of
                                                Stockholders March 30, 1977;
                                                located in File No. 0-225 at
                                                Securities and Exchange Commission,
                                                450 5th St., N.W., Washington, D.C.

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

 (3.1.5) Amendment to Certificate
          of Incorporation filed
          April 28, 1997 with
          Office of Delaware
          Secretary of State.....     3        First Quarterly report for 1997 on
                                               Form 10-Q

 (3.2)   By-laws, as amended.....     3(ii)    1996 Annual Report on Form 10-K

 (4.1)   Rights Agreement dated
          as of October 23, 1997.              Current Report on Form 8-K filed
                                                October 24, 1997
 (4.2)   Indenture, dated as of
          March 15, 1991, between
          Registrant and Security
          Pacific National Bank,
          as Trustee (the
          "Indenture")...........              Registration Statement on Form S-3
                                                (File No. 33-39491)

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

                                     ORIGINALLY
                                      FILED AS
 EXHIBIT                              EXHIBIT
   NO.              ITEM                NO.                   DOCUMENT
 -------            ----             ----------               --------
 (4.5)    Officers' Certificate
           establishing a series
           of Securities entitled
           "Medium-Term Notes"
           under the Indenture, as
           amended by the
           Supplemental Indenture.              Current Report on Form 8-K filed
                                                 April 7, 1993

 (4.6)    Officers' Certificate
           establishing a series
           of Securities entitled
           "Medium-Term Notes,
           Series B" under the
           Indenture, as amended
           by the Supplemental
           Indenture..............              Current Report on Form 8-K filed
                                                 March 29, 1994

(4.7)    Officers' Certificate
           establishing a series
           of Securities entitled
           "Medium-Term Notes,
           Series C" under the
           Indenture, as amended
           by the Supplemental
           Indenture..............              Current Report on Form 8-K filed
                                                 May 12, 1995

 (4.8)    Officers' Certificate
           establishing a series
           of Securities entitled
           "Medium-Term Notes,
           Series D" under the
           Indenture, as amended
           by the Supplemental
           Indenture..............              Current Report on Form 8-K filed
                                                 December 16, 1996

 (10.1)   *Amended 1973 Stock
           Option and Stock
           Appreciation Rights
           Plan for Key Employees
           of Avery International
           Corporation ("1973
           Plan").................     10.1     1987 Annual Report on Form 10-K

 (10.1.1) *Form of Incentive Stock
           Option Agreement for
           use under 1973 Plan....     10.1.3   1984 Annual Report on Form 10-K

 (10.1.2) *Form of Non-Qualified
           Stock Option Agreement
           for use under 1973
           Plan...................     10.1.4   1987 Annual Report on Form 10-K

 (10.1.3) *Form of coupled Stock
           Appreciation Right
           Agreement for use under
           1973 Plan..............     10.1.5   1985 Annual Report on Form 10-K

 (10.1.4) 1985 U.K. Stock Option
           Scheme.................     10.1.7   1985 Annual Report on Form 10-K

 (10.1.5) Form of Incentive Stock
           Option Agreement for
           use under U.K. Stock
           Option Scheme..........     10.1.8   1985 Annual Report on Form 10-K

 (10.1.6) Form of Stock Option
           Agreement for use under
           U.K. Stock Option
           Scheme.................     10.1.9   1985 Annual Report on Form 10-K

 (10.2.2) *Form of Incentive Stock
           Option Agreement for
           use under 1988 Plan....     10.2.2   1991 Annual Report on Form 10-K

 (10.3)   *Deferred Compensation
           Plan for Directors.....     10.3     1981 Annual Report on Form 10-K

 (10.5)   *Executive Medical and
           Dental Plan
           (description)..........     10.5     1981 Annual Report on Form 10-K

 (10.6)   *Executive Financial
           Counseling Service
           (description)..........     10.6     1981 Annual Report on Form 10-K

 (10.7.1) *Executive Employment
           Security Policy dated
           February 1, 1983.......     10.7.1   1982 Annual Report on Form 10-K

 (10.7.2) *Executive Employment
           Security Policy dated
           February 1, 1985.......     10.13    1984 Annual Report on Form 10-K

                                      ORIGINALLY
                                       FILED AS
 EXHIBIT                               EXHIBIT
   NO.               ITEM                NO.                   DOCUMENT
 -------             ----             ----------               --------
 (10.7.3)  *Executive Employment
            Security Policy dated
            November 19, 1987......    10.7.3    1993 Annual Report on Form 10-K

 (10.8.1)  *Agreement dated October
            24, 1990 with Charles
            D. Miller..............    10.8.1    1990 Annual Report on Form 10-K

 (10.8.2)  *Agreement dated October
            23, 1990 with Philip M.
            Neal...................    10.8.2    1990 Annual Report on Form 10-K

 (10.8.3)  *Agreement dated March
            16, 1996 with R.G. van
            Schoonenberg...........    10.8.3    1996 Annual Report on Form 10-K

 (10.9)    *Executive Group Life
            Insurance Plan.........    10.9      1982 Annual Report on Form 10-K

 (10.10)   *Form of Indemnity
            Agreements between
            Registrant and certain
            directors and officers.    10.10     1986 Annual Report on Form 10-K

 (10.10.1) *Form of Indemnity
            Agreement between
            Registrant and certain
            directors and officers.    10.10.1   1993 Annual Report on Form 10-K

 (10.11)   *Supplemental Executive
            Retirement Plan........    10.11     1983 Annual Report on Form 10-K

 (10.11.1) *Amended Letter of Grant
            to C.D. Miller under
            Supplemental Executive
            Retirement Plan........    10.11.2   1992 Annual Report on Form 10-K

 (10.12)   *Complete Restatement
            and Amendment of Avery
            Dennison Corporation
            Executive Deferred
            Compensation Plan......    10.12     1994 Annual Report on Form 10-K

 (10.12.1) *Form of Enrollment
            Agreement for use under
            Executive Deferred
            Compensation Plan......    10.13.2   1985 Annual Report on Form 10-K

 (10.13)   *Fourth Amended Avery
            Dennison Retirement
            Plan for Directors.....    10.13.2   1992 Annual Report on Form 10-K

 (10.15)   *1988 Stock Option Plan
            for Non-Employee
            Directors ("Director
            Plan").................    10.15     1987 Annual Report on Form 10-K

 (10.15.1) *Amendment No. 1 to 1988
            Stock Option Plan for
            Non-Employee Directors
            ("Director Plan")......    10.15.1   1994 Annual Report on Form 10-K

 (10.15.2) *Form of Non-Employee
            Director Stock Option
            Agreement for use under
            Director Plan..........    10.15.2   1994 Annual Report on Form 10-K

 (10.16)   *Complete Restatement
            and Amendment of Avery
            Dennison Corporation
            Executive Variable
            Deferred Compensation
            Plan...................    10.16     1994 Annual Report on Form 10-K

 (10.16.1) *Form of Enrollment
            Agreement for use under
            Executive Variable
            Deferred Compensation
            Plan...................    10.16.1   1987 Annual Report on Form 10-K

 (10.17)   *Complete Restatement
            and Amendment of Avery
            Dennison Corporation
            Directors Deferred
            Compensation Plan......    10.17     1994 Annual Report on Form 10-K

 (10.17.1) *Form of Enrollment
            Agreement for use under
            Directors Deferred
            Compensation Plan......    10.17.2   1985 Annual Report on Form 10-K

                                      ORIGINALLY
                                       FILED AS
 EXHIBIT                               EXHIBIT
   NO.               ITEM                NO.                   DOCUMENT
 -------             ----             ----------               --------
 (10.18)   *Complete Restatement
            and Amendment of Avery
            Dennison Corporation
            Directors Variable
            Deferred Compensation
            Plan...................    10.18     1994 Annual Report on Form 10-K

 (10.18.1) *Form of Enrollment
            Agreement for use under
            Directors Variable
            Deferred Compensation
            Plan...................    10.18.1   1989 Annual Report on Form 10-K

 (10.19)   *1990 Stock Option and
            Incentive Plan for Key
            Employees of Avery
            International
            Corporation ("1990
            Plan").................    10.19     1989 Annual Report on Form 10-K

 (10.19.1) *Amendment No. 1 to 1990
            Plan...................    10.19.1   1993 Annual Report on Form 10-K

 (10.19.2) *Form of Incentive Stock
            Option Agreement for
            use under 1990 Plan....    10.19.2   1991 Annual Report on Form 10-K

 (10.19.3) *Form of Non-Qualified
            Stock Option Agreement
            for use under 1990
            Plan...................    10.19.3   1994 Annual Report on Form 10-K

 (10.19.4) *Form of Non-Qualified
            Stock Option Agreement
            for use under 1990 Plan
            (for LTIP
            Participants)..........    10.19.4   1994 Annual Report on Form 10-K

 (10.19.5) *Amendment No. 2 to 1990
            Plan...................    10.19.5   1996 Annual Report on Form 10-K

 (10.20.1) *1982 Incentive Stock
            Option Plan of Dennison
            Manufacturing Company..              Registration Statement on Form S-8
                                                  (File No. 33-35995-01)

 (10.20.2) *1985 Incentive Stock
            Option Plan of Dennison
            Manufacturing Company..              Registration Statement on Form S-8
                                                  (File No. 33-35995-01)

 (10.20.3) *1988 Stock Option Plan
            of Dennison
            Manufacturing Company..              Registration Statement on Form S-8
                                                  (File No. 33-35995-01)

 (10.20.4) *Amendments effective as
            of October 16, 1990 to
            the 1982 Incentive
            Stock Option Plan, 1985
            Incentive Stock Option
            Plan and 1988 Stock
            Option Plan of Dennison
            Manufacturing Company..              Registration Statement on Form S-8
                                                  (File No. 33-35995-01)

 (10.21)   *1996 Stock Incentive
            Plan of Avery Dennison
            Corporation............    10.21     1996 Annual Report on Form 10-K

 (10.27.1) *Amended and Restated
            Key Executive Long-Term
            Incentive Plan
            ("LTIP")...............    10.27.1   1993 Annual Report on Form 10-K

 (10.27.2) *Second Amended and
            Restated Key Executive
            LTIP...................              1995 Annual Report on Form 10-K

 (10.27.3) *Third Amended and
            Restated Key Executive
            LTIP...................    10.27.3   1996 Annual Report on Form 10-K

 (10.28)   *Complete Restatement
            and Amendment of Avery
            Dennison Corporation
            Executive Deferred
            Retirement Plan........    10.28     1994 Annual Report on Form 10-K

 (10.28.1) *Form of Enrollment
            Agreement for use under
            Executive Deferred
            Retirement Plan........    10.28.1   1992 Annual Report on Form 10-K

                                     ORIGINALLY
                                      FILED AS
 EXHIBIT                              EXHIBIT
   NO.               ITEM               NO.                   DOCUMENT
 -------             ----            ----------               --------
 (10.29)   *Executive Incentive
            Compensation Plan......   10.29     1993 Annual Report on Form 10-K

 (10.30)   *Senior Executive
            Incentive Compensation
            Plan...................   10.30     1993 Annual Report on Form 10-K

 (10.31)   *Executive Variable
            Deferred Retirement
            Plan...................   10.31     Registration Statement on Form S-8
                                                 (File No. 33-63979)

 (10.31.1) *Amended and Restated
            Executive Variable
            Deferred Retirement
            Plan...................   10.31.1   1995 Annual Report on Form 10-K

 (10.32)   *Benefit Restoration
            Plan...................   10.32     1995 Annual Report on Form 10-K

 (10.33.1) *Trust Agreement for
            Employee Stock Benefit
            Trust..................   10.1      Current Report on Form 8-K filed
                                                 October 24, 1996

 (10.33.2) *Common Stock Purchase
            Agreement..............   10.2      Current Report on Form 8-K filed
                                                 October 24, 1996

 (10.33.3) *Promissory Note........   10.3      Current Report on Form 8-K filed
                                                 October 24, 1996

 (10.34.1) *Capital Accumulation
            Plan ("CAP")...........   4.1       Registration Statement on Form S-8
                                                 (File No. 333-38707)

 (10.34.2) *Trust under CAP........   4.2       Registration Statement on Form S-8
                                                 (File No. 333-38707)

--------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

SUBMITTED HEREWITH:

 EXHIBIT
   NO.                                     ITEM
 --------                                  ----
 10.8.1.1 *Amendment dated April 15, 1997 to Agreement with Charles D. Miller

 10.8.1.2 *Amendment dated February 26, 1998 to Agreement with Charles D.
           Miller

 10.8.2.1 *Agreement dated April 15, 1997 with Philip M. Neal

 10.8.4   *Form of Employment Agreement dated April 15, 1997

 10.31.1  *Amended and Restated Executive Variable Deferred Retirement Plan

 10.33.1  *Restated Trust Agreement for Employee Stock Benefit Trust

 10.33.3  *Restated Promissory Note

 11        Statement re Computation of Net Income Per Share Amounts

 12        Computation of Ratio of Earnings to Fixed Changes

 13        Portions of Annual Report to Shareholders for fiscal year ended
           December 27, 1997

 21        List of Subsidiaries

 23        Consent of Independent Accountants (see page S-4)

 27        Financial Data Schedule for current period and restated Financial
           Data Schedules for other periods.

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