Form 10-Q
period 1998-03-28
AVERY DENNISON CORPORATION
filed 1998-05-08
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 28, 1998

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


   Indicate by a check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes  X    No _____
                                                ---

Number of shares of $1 par value common stock outstanding as of April 24, 1998:
117,292,455

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q
                               ------------------


                                                                Page No.
                                                                --------
Part I.   Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          March 28, 1998 and December 27, 1997                      3

       Consolidated Statement of Income
          Quarters Ended March 28, 1998 and March 29, 1997          4

       Condensed Consolidated Statement of Cash Flows
          Quarters Ended March 28, 1998 and March 29, 1997          5

       Notes to Consolidated Financial Statements                   6

Management's Discussion and Analysis of Results of Operations
   and Financial Condition                                         10



Part II.  Other Information:

Quantitative and Qualitative Disclosures About Market Risk         13

Submission of Matters to a Vote of Security Holders,
       Exhibits and Reports on Form 8-K                            13

Signatures                                                         14

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                               March 28, 1998    December 27, 1997
                                                               --------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $          3.6    $             3.3
  Trade accounts receivable, net                                        480.9                457.7
  Inventories, net                                                      229.7                230.1
  Prepaid expenses                                                       22.9                 19.6
  Other current assets                                                   80.2                 82.8
                                                               --------------    -----------------
    Total current assets                                                817.3                793.5

Property, plant and equipment, at cost                                1,803.0              1,790.5
Accumulated depreciation                                               (817.5)              (805.2)
                                                               --------------    -----------------
                                                                        985.5                985.3
Intangibles resulting from business acquisitions, net                   131.9                133.7
Other assets                                                            128.6                134.0
                                                               --------------    -----------------
                                                               $      2,063.3    $         2,046.5
                                                               ==============    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt        $         48.2    $            43.6
  Accounts payable                                                      247.6                245.3
  Other current liabilities                                             324.6                341.0
                                                               --------------    -----------------
    Total current liabilities                                           620.4                629.9

Long-term debt                                                          463.3                404.1
Deferred taxes and other long-term liabilities                          172.7                175.3
Shareholders' equity:
  Common stock - $1 par value, authorized - 400,000,000                 124.1                124.1
    shares; issued - 124,126,624 shares at March 28, 1998
    and December 27, 1997
  Capital in excess of par value                                        699.5                592.5
  Retained earnings                                                   1,093.0              1,063.6
  Cumulative foreign currency translation adjustment                    (31.6)               (21.4)
  Cost of unallocated ESOP shares                                       (23.4)               (23.4)
  Minimum pension liability                                              (1.1)                (1.1)
  Employee stock benefit trusts, 15,943,805 shares
    at March 28, 1998 and 16,693,347 shares at
    December 27, 1997                                                  (828.8)              (730.3)
  Treasury stock at cost, 6,262,140 shares at March 28,
    1998 and 5,053,046 shares at December 27, 1997                     (224.8)              (166.8)
                                                               --------------    -----------------
    Total shareholders' equity                                          806.9                837.2
                                                               --------------    -----------------
                                                               $      2,063.3    $         2,046.5
                                                               ==============    =================

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                      Quarter Ended
                                            --------------------------------
                                             March 28, 1998   March 29, 1997
                                            ---------------  ---------------
Net sales                                   $         843.6  $         828.9

Cost of products sold                                 563.1            566.0
                                            ---------------  ---------------
Gross profit                                          280.5            262.9

Marketing, general and
  administrative expense                              190.1            180.3

Interest expense                                        8.1              8.5
                                            ---------------  ---------------
Income before taxes                                    82.3             74.1

Taxes on income                                        28.1             25.9
                                            ---------------  ---------------
Net income                                  $          54.2  $          48.2
                                            ===============  ===============
Comprehensive income                        $          44.0  $          22.7
                                            ===============  ===============
PER SHARE AMOUNTS:

Net income per common share                 $           .53  $           .47

Net income per common share, assuming dilution          .52              .45

Dividends                                               .21              .17

AVERAGE SHARES OUTSTANDING:

Common shares                                         102.2            103.5

Common shares, assuming dilution                      105.0            106.6

                 See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                            Quarter Ended
                                                                ----------------------------------
                                                                  March 28, 1998    March 29, 1997
                                                                ----------------  ----------------
OPERATING ACTIVITIES:
---------------------
Net income                                                      $           54.2  $           48.2
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation                                                              27.1              26.0
  Amortization                                                               2.9               2.8
  Deferred taxes                                                             (.7)              1.7
  Net change in assets and liabilities, net of the effect of
    foreign currency translation and acquisitions                          (35.2)            (42.4)
                                                                ----------------  ----------------
Net cash provided by operating activities                                   48.3              36.3
                                                                ----------------  ----------------

INVESTING ACTIVITIES:
---------------------
Purchase of property, plant and equipment                                  (36.8)            (31.7)
Net (payments)/proceeds from acquisitions and sale of assets                (2.7)              5.0
Other                                                                        1.3               1.5
                                                                ----------------  ----------------
Net cash used in investing activities                                      (38.2)            (25.2)
                                                                ----------------  ----------------
FINANCING ACTIVITIES:
---------------------
Net increase in short-term debt                                             96.4              82.2
Net decrease in long-term debt                                             (31.8)            (52.0)
Dividends paid                                                             (24.8)            (20.7)
Purchase of treasury stock                                                 (58.0)            (19.6)
Proceeds from exercise of stock options                                     10.5               4.1
Other                                                                       (2.1)             (3.2)
                                                                ----------------  ----------------
Net cash used in financing activities                                       (9.8)             (9.2)
                                                                ----------------  ----------------
Effect of foreign currency translation on cash balances                       --               (.2)
                                                                ----------------  ----------------
Increase in cash and cash equivalents                                         .3               1.7
                                                                ----------------  ----------------
Cash and cash equivalents, beginning of period                               3.3               3.8
                                                                ----------------  ----------------
Cash and cash equivalents, end of period                        $            3.6  $            5.5
                                                                ================  ================

                See Notes to Consolidated Financial Statements

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. GENERAL

   The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. Certain prior year amounts have been reclassified to conform with current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 1997 annual financial statements and notes.

   The first quarters of 1998 and 1997 consisted of thirteen-week periods ending March 28, 1998 and March 29, 1997, respectively. The interim results of operations are not necessarily indicative of future financial results.

2. COMPREHENSIVE INCOME

   SFAS No. 130, "Reporting Comprehensive Income", was adopted during the first quarter of 1998. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes foreign currency translation adjustments and adjustments to the minimum pension liability that are currently presented as components of shareholders' equity. Companies are required to report total comprehensive income for interim periods beginning first quarter of 1998. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1998.

3. FOREIGN CURRENCY TRANSLATION

   Transactions in foreign currencies and translation of financial statements operating in hyperinflationary economies (Mexican operations for 1998 and 1997, and Brazilian operations for 1997) resulted in losses of $1 million and $.6 million for the first quarters ended 1998 and 1997, respectively.

4. FINANCIAL INSTRUMENTS

   The Company enters into foreign exchange forward and option contracts and interest rate contracts to manage exposure to fluctuations in foreign currency exchange and interest rates. The Company does not hold or purchase any foreign currency or interest rate contracts for trading purposes.

   Foreign exchange forward and option contracts that hedge existing assets, liabilities or firm commitments are measured at fair value and the related gains and losses on these contracts are recognized in net income currently. Foreign exchange forward and option contracts that hedge forecasted transactions are measured at fair value and the related gains and losses on these contracts are deferred and subsequently recognized in net income in the period in which the underlying transaction is consummated. In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the instrument in net income currently.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4. FINANCIAL INSTRUMENTS (CONTINUED)

   Gains and losses resulting from foreign exchange forward and option contracts are recorded in the same category as the related item being hedged. Cash flows from the use of financial instruments are reported in the same category as the hedged item in the Condensed Consolidated Statement of Cash Flows. Gains and losses on contracts used to hedge the value of investments in certain foreign subsidiaries are included in the cumulative foreign currency translation adjustment component of shareholders' equity.

   The net amounts paid or received on interest rate agreements are recognized as adjustments to interest expense over the terms of the agreements. Contract premiums paid, if any, are amortized to interest expense over the terms of the underlying instruments.

5. INVENTORIES

   Inventories consisted of (in millions):

                                                         March 28, 1998    December 27, 1997
                                                         --------------    -----------------

   Raw materials                                                 $ 73.4               $ 74.4
   Work-in-progress                                                70.2                 70.9
   Finished goods                                                 116.0                114.7
   LIFO adjustment                                                (29.9)               (29.9)
                                                         --------------    -----------------
                                                                 $229.7               $230.1
                                                         ==============    =================

6. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

   Accumulated amortization of intangible assets at March 28, 1998 and December 27, 1997 was $50.5 million and $49.4 million, respectively.

7. RESEARCH AND DEVELOPMENT

   Research and development expense for the first quarters of 1998 and 1997 was $16.2 million and $14.5 million, respectively.

8. CONTINGENCIES

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

8. CONTINGENCIES (CONTINUED)

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

9. NET INCOME PER SHARE

   Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board No. 15. The new standard requires dual presentation of net income per common share and net income per common share, assuming dilution, on the face of the income statement. All prior year net income per share data has been restated for 1997 in accordance with the new standard.

   In accordance with SFAS No. 128, net income per common share amounts were computed as follows:

   (In millions, except per share amounts)

                                                      March 28, 1998   March 29, 1997
                                                      --------------   --------------
(A)  Net income available to common shareholders              $ 54.2           $ 48.2
                                                      ==============   ==============
(B)  Weighted average number of common shares
     outstanding                                               102.2            103.5
     Additional common shares issuable under
     employee stock options using the treasury
     stock method                                                2.8              3.1
                                                      --------------   --------------
(C)  Weighted average number of common shares
     outstanding assuming the exercise of stock
     options                                                   105.0            106.6
                                                      ==============   ==============
Net income per common share (A) / (B)                         $  .53           $  .47
                                                      ==============   ==============
Net income per common share,
  assuming dilution (A) / (C)                                    .52              .45
                                                      ==============   ==============

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

10.  FUTURE ACCOUNTING REQUIREMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard establishes guidelines for reporting information on operating segments in interim and annual financial statements. The new standard will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, and will include both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: FOR THE QUARTER
--------------------------------------

Quarterly sales increased to $843.6 million, a 1.8 percent increase over first quarter 1997 sales of $828.9 million. Excluding changes in foreign currency rates, sales increased 5.1 percent.

The gross profit margin increased to 33.3 percent for the quarter compared to
31.7 percent for the first quarter of 1997. The improvement was due to ongoing cost reduction programs, increased productivity and improved product mix.

Marketing, general and administrative expense, as a percent of sales, increased to 22.5 percent from 21.8 percent for the first quarter of 1997, primarily due to increases in marketing and research and development expenses, reflecting the Company's focus on marketing promotion and new product development expenses.

Interest expense decreased to $8.1 million for the quarter compared to $8.5 million a year ago due to lower average debt. Income before taxes, as a percent of sales, increased to 9.8 percent from 8.9 percent a year ago, primarily as a result of the strong improvement in gross profit. The effective tax rate was
34.1 percent for the first quarter of 1998 compared to 35 percent for the first quarter of 1997, primarily due to an increase in U.S. tax credits for research and experimentation. The Company estimates that the effective tax rate for 1998 will be 34 to 34.5 percent.

Net income increased 12.4 percent to $54.2 million compared to $48.2 million in the first quarter of 1997. Net income, as a percent of sales, increased to 6.4 percent from 5.8 percent a year ago. Net income per common share for the quarter was $.53 compared to $.47 in the same period last year, a 12.8 percent increase. Net income per common share, assuming dilution, was $.52 for the first quarter of 1998 and $.45 for the first quarter of 1997, a 15.6 percent increase year over year.

Results of Operations by Business Sector

The Pressure-sensitive adhesives and materials sector reported increased sales and profitability for the first quarter of 1998 compared to the same period last year. The U.S. operations reported sales and profitability growth for the quarter, primarily led by increased sales in its films businesses. Sales for the international businesses were impacted by changes in foreign currency rates. However, profitability for the international businesses improved primarily due to an increase in unit volume and the impact of geographic expansion.

The Consumer and converted products sector reported increased sales and profitability for the first quarter of 1998 compared to 1997. Increased sales in the U.S. continue to be led by growth of Avery-brand products and other consumer products. Profitability improved primarily as a result of new products, an improved product mix and cost control. Sales and profitability for the international businesses improved primarily due to higher unit volume and the impact of geographic expansion, which was partially offset by changes in foreign currency rates.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

FINANCIAL CONDITION
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, decreased to 7.3 percent from 8.4 percent a year ago. The decrease was primarily due to increased sales, improved inventory turnover and better payables management programs. The average number of days sales outstanding in accounts receivable increased to 52 days compared to 51 days a year ago; average inventory turns for the first quarter of 1998 and 1997 were 9.8 turns and 9.6 turns, respectively.

Net cash flows provided by operating activities totaled $48.3 million for the first quarter of 1998 compared to $36.3 million for the first quarter of 1997. The increase in net cash flows provided by operating activities is primarily due to a reduction in working capital requirements and the Company's improved profitability.

Capital spending for the quarter was $36.8 million compared to $31.7 million a year ago. Total capital spending for 1998 is expected to be approximately $175 million to $200 million. In addition to cash flows from operations, the Company has more than adequate financing arrangements to conduct its operations.

During the first quarter of 1998, total debt increased $63.8 million to $511.5 million from year end 1997. Total debt to total capital was 38.8 percent as of the end of the first quarter of 1998 and 34.8 percent at year end 1997. During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission, $150 million in principal amount of uncollaterized medium-term notes, of which $60 million in notes had been issued as of year end 1997. No notes were issued in the first quarter of 1998. Proceeds from the medium-term notes have been used to reduce debt and for other general corporate purposes.

Shareholders' equity decreased to $806.9 million from $837.2 million at year end 1997. During the first quarter of 1998, the Company purchased 1.2 million shares of common stock at a cost of $58 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, increased during the quarter by $98.4 million to $828.1 million from year end 1997.

FUTURE ACCOUNTING REQUIREMENTS
------------------------------

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

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)


SAFE HARBOR STATEMENT
---------------------

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 27, 1997 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, customer and supplier and manufacturing concentrations, changes in customer order patterns, increased competition, litigation risks, fluctuations in foreign exchange rates or other risks associated with foreign operations, changes in economic or political conditions, and other factors.

Any forward looking statements should be considered in light of the factors detailed in Exhibit 99 in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

                          PART II.  OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 27, 1997.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

The registrant held its annual stockholders' meeting on April 23, 1998. The stockholders voted to reelect four directors to the Board of Directors as follows:

                                        Number of Shares Votes/1/
                                        ------------------------
                                             For       Withheld
                                        ------------  ----------
              Frank V. Cahouet           106,927,454   2,003,661

              Peter W. Mullin            106,375,298   2,555,817

              Joan T. Bok                106,618,373   2,312,742

              Philip M. Neal             107,053,732   1,877,383

/1/There were no abstentions or shares otherwise not voted by brokers.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a. Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges

b. Exhibit 27:  Financial Data Schedule

c. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 28, 1998.

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


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                        (Registrant)


                                      /s/ Robert M. Calderoni
                                    --------------------------
                                    Robert M. Calderoni
                                    Senior Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                      /s/ Thomas E. Miller
                                    --------------------------
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)

                                    May 8, 1998