Form 10-Q
period 1998-06-27
AVERY DENNISON CORPORATION
filed 1998-08-10
CIK 8818

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 27, 1998

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


   Indicate by a check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes   X    No _____
                                                -----

   Number of shares of $1 par value common stock outstanding as of July 24, 1998: 117,011,192

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q
                               ------------------



                                                                      Page No.
                                                                      --------

Part I.  Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          June 27, 1998 and December 27, 1997                              3

       Consolidated Statement of Income
          Three and Six Months Ended June 27, 1998 and June 28, 1997       4

       Condensed Consolidated Statement of Cash Flows
          Six Months Ended June 27, 1998 and June 28, 1997                 5

       Notes to Consolidated Financial Statements                          6

Management's Discussion and Analysis of Results of Operations and
  Financial Condition                                                     11



Part II.  Other Information:

Quantitative and Qualitative Disclosures About Market Risk                16

Exhibits and Reports on Form 8-K                                          16

Signatures                                                                17


                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                                           June 27, 1998               December 27, 1997
                                                                    -----------------------       ------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $                   3.7       $                    3.3
  Trade accounts receivable, net                                                      485.3                          457.7
  Inventories, net                                                                    243.9                          230.1
  Prepaid expenses                                                                     22.8                           19.6
  Other current assets                                                                 76.0                           82.8
                                                                    -----------------------       ------------------------
    Total current assets                                                              831.7                          793.5

Property, plant and equipment, at cost                                              1,836.7                        1,790.5
Accumulated depreciation                                                             (843.0)                        (805.2)
                                                                    -----------------------       ------------------------
                                                                                      993.7                          985.3

Intangibles resulting from business acquisitions, net                                 134.4                          133.7
Other assets                                                                          140.5                          134.0
                                                                    -----------------------       ------------------------

                                                                    $               2,100.3       $                2,046.5
                                                                    =======================       ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt             $                  61.5       $                   43.6
  Accounts payable                                                                    265.9                          245.3
  Other current liabilities                                                           313.5                          341.0
                                                                    -----------------------       ------------------------
    Total current liabilities                                                         640.9                          629.9

Long-term debt                                                                        449.8                          404.1
Deferred taxes and other long-term liabilities                                        172.0                          175.3
Shareholders' equity:
  Common stock - $1 par value authorized - 400,000,000 shares;
    issued - 124,126,624 shares at June 27, 1998 and
    December 27, 1997                                                                 124.1                          124.1
  Capital in excess of par value                                                      714.9                          592.5
  Retained earnings                                                                 1,125.7                        1,063.6
  Cumulative foreign currency translation adjustment                                  (25.6)                         (21.4)
  Cost of unallocated ESOP shares                                                     (19.3)                         (23.4)
  Minimum pension liability                                                            (1.1)                          (1.1)
  Employee stock benefit trusts, 15,503,703 shares at
    June 27, 1998 and 16,693,347 shares at December 27, 1997                         (822.5)                        (730.3)
  Treasury stock at cost, 6,879,272 shares at June 27,
    1998 and 5,053,046 shares at December 27, 1997                                   (258.6)                        (166.8)
                                                                    -----------------------       ------------------------
    Total shareholders' equity                                                        837.6                          837.2
                                                                    -----------------------       ------------------------

                                                                    $               2,100.3       $                2,046.5
                                                                    =======================       ========================

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)



                                           Three Months Ended                Six Months Ended
                                     ------------------------------    ------------------------------
                                     June 27, 1998    June 28, 1997    June 27, 1998    June 28, 1997
                                     -------------    -------------    -------------    -------------
Net Sales                            $       871.5    $       844.8    $     1,715.1    $     1,673.7
Cost of products sold                        580.2            571.0          1,143.3          1,137.0
                                     -------------    -------------    -------------    -------------
Gross profit                                 291.3            273.8            571.8            536.7
Marketing, general and
  administrative expense                     196.0            188.7            386.1            369.0
Interest expense                               8.5              8.8             16.6             17.3
                                     -------------    -------------    -------------    -------------
Income before taxes                           86.8             76.3            169.1            150.4
Taxes on income                               29.4             26.7             57.5             52.6
                                     -------------    -------------    -------------    -------------

Net income                           $        57.4    $        49.6    $       111.6    $        97.8
                                     =============    =============    =============    =============

PER SHARE AMOUNTS:
Net income per common share          $         .56    $         .48    $        1.09    $         .95
Net income per common share,
  assuming dilution                            .55              .47             1.07              .92
Dividends                                      .21              .17              .42              .34

AVERAGE SHARES OUTSTANDING:
Common shares                                101.7            103.3            102.0            103.4
Common shares, assuming dilution             104.4            106.2            104.7            106.4

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)



                                                                                Six Months Ended
                                                                  ---------------------------------------------
                                                                      June 27, 1998            June 28, 1997
                                                                  -------------------       -------------------
OPERATING ACTIVITIES:
--------------------
Net income                                                        $             111.6       $              97.8
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation                                                                     55.3                      52.1
Amortization                                                                      6.0                       5.6
Deferred taxes                                                                   (1.3)                      5.8
Net change in assets and liabilities, net of the effect of
 foreign currency translation and business divestitures and
 acquisitions                                                                   (23.5)                    (73.0)
                                                                  -------------------       -------------------
Net cash provided by operating activities                                       148.1                      88.3
                                                                  -------------------       -------------------

INVESTING ACTIVITIES:
--------------------
Purchase of property, plant and equipment                                       (74.4)                    (67.6)
Net payments from sale of assets, business
divestitures and acquisitions                                                    (3.1)                     (4.2)
Other                                                                            (6.0)                     (3.8)
                                                                  -------------------       -------------------
Net cash used in investing activities                                           (83.5)                    (75.6)
                                                                  -------------------       -------------------

FINANCING ACTIVITIES:
--------------------
Net increase in short-term debt                                                  94.9                     121.5
Net decrease in long-term debt                                                  (31.7)                    (53.0)
Dividends paid                                                                  (49.5)                    (41.2)
Purchase of treasury stock                                                      (91.8)                    (40.7)
Proceeds from exercise of stock options                                          15.2                       6.7
Other                                                                            (1.3)                       .2
                                                                  -------------------       -------------------
Net cash used in financing activities                                           (64.2)                     (6.5)
                                                                  -------------------       -------------------
Effect of foreign currency translation on cash balances                            --                       (.5)
                                                                  -------------------       -------------------
Increase in cash and cash equivalents                                              .4                       5.7
                                                                  -------------------       -------------------
Cash and cash equivalents, beginning of period                                    3.3                       3.8
                                                                  -------------------       -------------------
Cash and cash equivalents, end of period                          $               3.7       $               9.5
                                                                  ===================       ===================

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

   The second quarters of 1998 and 1997 consisted of thirteen-week periods ending June 27, 1998 and June 28, 1997, respectively. The interim results of operations are not necessarily indicative of future financial results.


2. COMPREHENSIVE INCOME

   Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", was adopted during the first quarter of 1998. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes foreign currency translation adjustments and adjustments to the minimum pension liability that are currently presented as components of shareholders' equity. Companies are required to report total comprehensive income for interim periods beginning first quarter of 1998. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1998. The Company's total comprehensive income for the three and six months ended June 27, 1998 was $63.4 million and $107.4 million, respectively. For the three and six months ended June 28, 1997, total comprehensive income was $45.8 million and $68.5 million, respectively.


3. FOREIGN CURRENCY TRANSLATION

   Transactions in foreign currencies and translation of the financial statements of subsidiaries which operate in hyperinflationary economies during 1998 resulted in losses of $.4 million and $1.4 million, respectively, during the three and six months ended June 27, 1998. The Company did not incur any losses during the second quarter of 1997 and incurred $.6 million of losses, during the six months ended June 28, 1997. Operations in hyperinflationary economies consist of the Company's Mexican operations for 1998 and 1997 and Brazilian operations for 1997.


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


5. INVENTORIES

   Inventories consisted of (in millions):

                                                     June 27, 1998               December 27, 1997
                                              -----------------------       ------------------------
Raw materials                                 $                  74.4       $                   74.4
Work-in-progress                                                 67.4                           70.9
Finished goods                                                  131.1                          114.7
LIFO adjustment                                                 (29.0)                         (29.9)
                                              -----------------------       ------------------------
                                              $                 243.9       $                  230.1
                                              =======================       ========================


6. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

   Accumulated amortization of intangible assets at June 27, 1998 and December 27, 1997 was $52 million and $49.4 million, respectively.


7. RESEARCH AND DEVELOPMENT

   Research and development expense for the three and six months ended June 27, 1998 was $17.4 million and $33.6 million, respectively. For the three and six months ended June 28, 1997, research and development expense was $16.1 million and $30.6 million, respectively.

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


9. NET INCOME PER SHARE

   SFAS No. 128, "Earnings Per Share", was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board No. 15. The new standard requires dual presentation of net income per common share and net income per common share, assuming dilution, on the face of the income statement. All prior year net income per share data has been restated for 1997 in accordance with the new standard.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

9. NET INCOME PER SHARE (CONTINUED)

   In accordance with SFAS No. 128, net income per common share amounts were computed as follows:

   (In millions, except per share amounts)

                                                     Three Months Ended                         Six Months Ended
                                             -----------------------------------        ----------------------------------
                                             June 27, 1998         June 28, 1997        June 27, 1998        June 28, 1997
                                             -------------         -------------        -------------        -------------
(A)  Net income available to common
     shareholders                            $        57.4         $        49.6        $       111.6        $        97.8
                                             =============         =============        =============        =============
(B)  Weighted average number of
     common shares outstanding                       101.7                 103.3                102.0                103.4

     Additional common shares issuable
     under employee stock options
     using the treasury stock method                   2.7                   2.9                  2.7                  3.0
                                             -------------         -------------        -------------        -------------
(C)  Weighted average number of
     common shares outstanding
     assuming the exercise of stock
     options                                         104.4                 106.2                104.7                106.4
                                             =============         =============        =============        =============

Net income per common share (A) / (B)        $         .56         $         .48        $        1.09        $         .95
                                             =============         =============        =============        =============

Net income per common share,
  assuming dilution (A) / (C)                          .55                   .47                 1.07                  .92
                                             =============         =============        =============        =============


10.FUTURE ACCOUNTING REQUIREMENTS

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

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company is in the process of determining the impact of this new standard and anticipates that it will not have a material impact on the Company's financial results when effective.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

11. SUBSEQUENT EVENT

   On July 23, 1998, the Board of Directors authorized the repurchase of 5 million shares of the Company's outstanding common stock. This is in addition to prior authorizations to purchase up to an aggregate of 30.4 million shares. Stock purchases may be made from time to time at the discretion of Company management.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: FOR THE QUARTER
--------------------------------------

Quarterly sales increased to $871.5 million, a 3.2 percent increase over second quarter 1997 sales of $844.8 million. Excluding changes in foreign currency rates, sales increased 5 percent.

The gross profit margin increased to 33.4 percent for the quarter compared to
32.4 percent for the second quarter of 1997. The increase was due to ongoing cost reduction programs, increased productivity and improved product mix.

Marketing, general and administrative expense, as a percent of sales, was 22.5 percent compared to 22.3 percent for the second quarter of 1997, primarily due to an increase in research and development expenses, reflecting the Company's focus on new product development.

Interest expense declined to $8.5 million for the second quarter of 1998, compared to $8.8 million a year ago, due to lower average debt. Income before taxes, as a percent of sales, increased to 10 percent from 9 percent a year ago, primarily as a result of the improvement in gross profit. The effective tax rate declined to 33.9 percent for the second quarter of 1998 compared to 35 percent for the second quarter of 1997, primarily due to an increase in U.S. tax credits for research and experimentation.

Net income increased 15.7 percent to $57.4 million compared to $49.6 million in the second quarter of 1997. Net income per common share for the quarter was $.56 compared to $.48 in the same period last year, a 16.7 percent increase. Net income per common share, assuming dilution was $.55 for the second quarter of 1998 and $.47 for the second quarter of 1997, a 17 percent increase year over year.

Results of Operations by Business Sector

The Pressure-sensitive adhesives and materials sector reported increased sales and profits for the second quarter of 1998 compared to the same period last year. The U.S. operations' reported sales and profit growth was primarily led by increased demand for film applications and digital graphics products. The international operations' reported sales growth was primarily due to increased demand for digital graphics products and geographic expansion, which was partially offset by changes in foreign currency rates. Profits for the international operations were primarily impacted by our geographic expansion program and changes in foreign currency rates.

The Consumer and converted products sector reported increased sales and profits for the second quarter of 1998 compared to the same period last year. Increased sales and profits in the U.S. operations continue to be led by growth of its Avery-brand products and other consumer products. Increased sales in the international operations were primarily due to new products and geographic expansion, which were partially offset by changes in foreign currency rates. Increased profits in the international businesses were primarily due to new products and higher unit volume in certain European operations.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: SIX MONTHS YEAR-TO-DATE
----------------------------------------------

Sales for the first six months of 1998 were up 2.5 percent to $1.72 billion compared to $1.67 billion in the corresponding period of 1997. Excluding changes in foreign currency rates, sales increased 5 percent.

The gross profit margin for the first six months was 33.3 percent compared to
32.1 percent for the first six months of 1997. The increase was due to ongoing cost reduction programs, increased productivity and improved product mix.

Marketing, general and administrative expense, as a percent of sales, for the first six months was 22.5 percent compared to 22 percent for the first six months of 1997 primarily due to increases in marketing and research and development expenses, reflecting the Company's focus on marketing promotion and new product development expenses.

Interest expense declined to $16.6 million for the first six months compared to $17.3 million for the first six months of 1997. The decrease was primarily due to lower average debt. Income before taxes, as a percent of sales, increased to
9.9 percent for the first six months of 1998 compared to 9 percent for 1997, as a result of the improvement in gross profit. The year-to-date effective tax rate was 34 percent for 1998 and 35 percent for 1997 primarily due to an increase in U.S. tax credits for research and experimentation. The Company estimates that the effective tax rate for 1998 will be 34 to 34.5 percent.

Net income was $111.6 million for the first six months of 1998 compared to $97.8 million for the first six months of 1997. Net income per common share increased
14.7 percent to $1.09 for the first six months of 1998 compared to $.95 for the same period last year. Net income per common share, assuming dilution was $1.07 for the first six months of 1998 compared to $.92 for the same period last year, a 16.3 percent increase year over year.

Results of Operations by Business Sector

The Pressure-sensitive adhesives and materials sector reported increased sales and profits for the first six months of 1998 compared to the same period last year. The U.S. operations' sales and profit growth were primarily led by increased demand for film applications and digital graphics products. Sales and profits for the international operations were impacted by changes in foreign currency rates.

The Consumer and converted products sector reported increased sales and profits for the first six months of 1998 compared to 1997. Increased sales and profits in the U.S. operations continue to be led by growth of its Avery-brand products and other consumer products. Increased sales in the international operations were primarily due to new products and geographic expansion, which were partially offset by changes in foreign currency rates. Increased profits in the international operations were primarily due to new products and higher unit volume in certain European operations.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, improved to 7.2 percent for the quarter from 9.3 percent a year ago. Average inventory turnover for the second quarter was 9.5 inventory turns compared to 9 inventory turns a year ago; the average number of days of sales outstanding in accounts receivable was 51 days compared to 54 days a year ago.

Net cash flows provided by operating activities totaled $148.1 million for the first six months of 1998 and $88.3 million for the first half of 1997. The increase in net cash flows provided by operating activities is primarily due to a reduction in working capital requirements and the Company's improved profitability.

Capital spending for the quarter was $37.6 million compared to $35.9 million a year ago. For the first six months of 1998, capital spending totaled $74.4 million compared to $67.6 million a year ago. Total capital spending for 1998 is expected to be approximately $175 to $200 million. In addition to cash flow from operations, the Company has more than adequate financing arrangements to conduct its operations.

During the first six months of 1998, total debt increased $63.6 million to $511.3 from year end 1997. During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission, $150 million in principal amount of medium-term notes, of which $60 million in notes had been issued as of year end 1997. No notes were issued for the first six months of 1998. Proceeds from the medium-term notes have been used to reduce debt and for other general corporate purposes.

Shareholders' equity increased to $837.6 million from $837.2 million at year end 1997. During the second quarter of 1998, the Company purchased .6 million shares of common stock at a cost of $33.8 million. For the first six months of 1998, the Company purchased 1.8 million shares of common stock at a cost of $91.8 million. The market value of shares held in the employee stock benefit trusts, after the issuance of shares under the Company's stock and incentive plans, increased during the quarter by $92.2 million to $822.5 million from year end 1997. Total debt to total capital was 37.9 percent at the end of second quarter of 1998 and 39.1 percent for the same period in 1997. Dividends paid for the first six months of 1998 totaled $49.5 million compared to $41.2 million a year ago.

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

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FUTURE ACCOUNTING REQUIREMENTS (CONTINUED)
------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company is in the process of determining the impact of this new standard and anticipates that it will not have a material impact on the Company's financial results when effective.

YEAR 2000
---------

The Year 2000 (Y2K) issue is the result of computer programs being written for, or microprocessors using, two digits (rather than four) to define the applicable year. Company computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company is currently working to mitigate the Y2K issue and has established processes for assessing the risks and associated costs.

The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) will be tracked in phases including assessment, identification of non-compliant systems, remediation, testing and verification. Hardware, software and embedded processors have been assessed and remediation is in progress. The Company expects that a large portion of the Company's internal remediation work will be completed by year end 1998. The Company will use internal and external resources to remediate and test its systems, and to develop contingency plans to mitigate risks associated with the Y2K issue.

The Company has initiated communications with significant vendors and customers to coordinate the Y2K issue, and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues. There can be no guarantee that the systems of other companies will be timely remediated, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company.

Costs incurred to date in addressing the Y2K issue have not been significant and are being funded through operating cash flows. Based on current information, costs to remediate and test the Company's systems are not expected to be material.

The Company presently believes that with remediation, Y2K risks can be mitigated. However, although the Company is not currently aware of any material internal operational or financial Y2K related issues, the Company cannot provide assurances that the computer systems, products, services or other systems upon which the Company depends will be Y2K ready on schedule, that the costs of its Y2K program will not become material or that the Company's contingency plans will be adequate. The Company is currently unable to evaluate accurately the magnitude, if any, of the Y2K related issues arising from the Company's vendors and customers. If any such risks (either with respect to the Company or its vendors or customers) materialize, the Company could experience serious consequences to its business which could have material adverse effects on the Company's financial condition, results of operations and liquidity.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SAFE HARBOR STATEMENT
---------------------

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 27, 1997 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, customer and supplier and manufacturing concentrations, changes in customer order patterns, increased competition, impact of Year 2000 issues, litigation risks, fluctuations in foreign exchange rates or other risks associated with foreign operations, changes in economic or political conditions, and other factors.

Any forward looking statements should also be considered in light of the factors detailed in Exhibit 99 in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

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

                          PART II.  OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 27, 1997.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a. Exhibits:    3(ii)  Bylaws of Avery Dennison Corporation - amended and
                       restated July 23, 1998

                12     Computation of Ratio of Earnings to Fixed Charges

                27     Financial Data Schedule

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended June 27, 1998.

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


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                         (Registrant)




                                    /s/ Robert M. Calderoni
                                    -----------------------------------
                                    Robert M. Calderoni
                                    Senior Vice President, Finance, and
                                    Chief Financial Officer
                                    (Principal Financial Officer)




                                    /s/ Thomas E. Miller
                                    -----------------------------------
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)



                                    August 7, 1998