Form 10-Q
period 1998-09-26
AVERY DENNISON CORPORATION
filed 1998-11-06
CIK 8818

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 26, 1998

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

     Number of shares of $1 par value common stock outstanding as of October 23, 1998: 116,257,543

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                              ------------------

                                                           Page No.
                                                           --------
Part I.  Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          September 26, 1998 and December 27, 1997                3

       Consolidated Statement of Income
          Three and Nine Months Ended September 26, 1998
          and September 27, 1997                                  4

       Condensed Consolidated Statement of Cash Flows
          Nine Months Ended September 26, 1998
          and September 27, 1997                                  5

       Notes to Consolidated Financial Statements                 6

Management's Discussion and Analysis of Results of Operations
 and Financial Condition                                         11


Part II.  Other Information:

Quantitative and Qualitative Disclosures About Market Risk       18

Exhibits and Reports on Form 8-K                                 18

Signatures                                                       19

                         PART I. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                                 SEPTEMBER 26, 1998           DECEMBER 27, 1997
                                                              -----------------------      -----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                $                   4.9      $                   3.3
     Trade accounts receivable, net                                             515.3                        457.7
     Inventories, net                                                           231.9                        230.1
     Prepaid expenses                                                            21.2                         19.6
     Other current assets                                                        82.4                         82.8
                                                              -----------------------      -----------------------
       Total current assets                                                     855.7                        793.5

Property, plant and equipment, at cost                                        1,869.1                      1,790.5
Accumulated depreciation                                                       (868.3)                      (805.2)
                                                              -----------------------      -----------------------
                                                                              1,000.8                        985.3

Intangibles resulting from business acquisitions, net                           134.2                        133.7
Other assets                                                                    144.0                        134.0
                                                              -----------------------      -----------------------

                                                              $               2,134.7      $               2,046.5
                                                              =======================      =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt    $                  39.1      $                  43.6
     Accounts payable                                                           252.4                        245.3
     Other current liabilities                                                  327.4                        341.0
                                                              -----------------------      -----------------------
       Total current liabilities                                                618.9                        629.9

Long-term debt                                                                  471.1                        404.1
Deferred taxes and other long-term liabilities                                  183.7                        175.3
Shareholders' equity:
     Common stock - $1 par value - 400,000,000 authorized
        shares; issued - 124,126,624 shares at September 26,
        1998 and December 27, 1997                                              124.1                        124.1
     Capital in excess of par value                                             694.0                        592.5
     Retained earnings                                                        1,157.0                      1,063.6
     Cumulative foreign currency translation adjustment                         (17.2)                       (21.4)
     Cost of unallocated ESOP shares                                            (19.3)                       (23.4)
     Minimum pension liability                                                   (1.1)                        (1.1)
     Employee stock benefit trusts, 15,289,269
        at September 26, 1998 and 16,693,347 shares at
        December 27, 1997                                                      (793.0)                      (730.3)
     Treasury stock at cost, 7,336,388 shares at September 26,
        1998 and 5,053,046 shares at December 27, 1997                         (283.5)                      (166.8)
                                                              -----------------------      -----------------------
        Total shareholders' equity                                              861.0                        837.2
                                                              -----------------------      -----------------------

                                                              $               2,134.7      $               2,046.5
                                                              =======================      =======================

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                              Three Months Ended                                     Nine Months Ended
                                ---------------------------------------------------   --------------------------------------------
                               September 26, 1998          September 27, 1997         September 26, 1998        September 27, 1997
                              -------------------          ------------------         ------------------        -------------------
Net Sales                           $860.2                        $835.6                    $2,575.3                $2,509.3
Cost of products sold                579.3                         565.5                     1,722.6                 1,702.5
                                ----------                     ---------                 -----------            ------------
Gross profit                         280.9                         270.1                       852.7                   806.8
Marketing, general and
administrative expense               188.9                         183.9                       575.0                   552.9
Interest expense                       8.7                           8.0                        25.3                    25.3
                                ----------                     ---------                 -----------            ------------
Income before taxes                   83.3                          78.2                       252.4                   228.6
Taxes on income                       27.5                          25.6                        85.0                    78.2
                                ----------                     ---------                 -----------            ------------

Net income                          $ 55.8                        $ 52.6                    $  167.4                $  150.4
                                ==========                     =========                 ===========            ============

PER SHARE AMOUNTS:
Net income per common share         $  .55                        $  .51                    $   1.64                $   1.46
                                ==========                     =========                 ===========            ============
Net income per common share,
assuming dilution                   $  .54                        $  .50                    $   1.60                $   1.41
                                ==========                     =========                 ===========            ============
Dividends                           $  .21                        $  .17                    $    .63                $    .51
                                ==========                     =========                 ===========            ============

AVERAGE SHARES OUTSTANDING:
Common shares                        101.7                         103.1                       101.9                   103.3
Common shares, assuming dilution     104.2                         106.1                       104.6                   106.3

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                  -------------------------------------------------
                                                                     September 26, 1998         September 27, 1997
                                                                  ----------------------     ----------------------
OPERATING ACTIVITIES:
--------------------
Net income                                                           $             167.4          $           150.4
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                                     84.2                       78.5
   Amortization                                                                      9.1                        8.4
   Deferred taxes                                                                    1.5                        1.3
   Net change in assets and liabilities, net of the effect of foreign currency translation and business divestitures and
     acquisitions                                                                  (30.9)                     (28.2)
                                                                  ----------------------     ----------------------
Net cash provided by operating activities                                          231.3                      210.4
                                                                  ----------------------     ----------------------

INVESTING ACTIVITIES:
--------------------
Purchase of property, plant and equipment                                         (102.1)                    (104.1)
Net payments from sale of assets, business divestitures
 and acquisitions                                                                   (3.1)                      (4.2)
Other                                                                              (11.5)                     (16.6)
                                                                  ----------------------     ----------------------
Net cash used in investing activities                                             (116.7)                    (124.9)
                                                                  ----------------------     ----------------------

FINANCING ACTIVITIES:
--------------------
Net increase in short-term debt                                                     92.8                       57.7
Net decrease in long-term debt                                                     (31.8)                     (30.6)
Dividends paid                                                                     (74.0)                     (61.7)
Purchase of treasury stock                                                        (116.7)                     (57.6)
Proceeds from exercise of stock options                                             18.4                        9.5
Other                                                                               (1.8)                       0.2
                                                                  ----------------------     ----------------------
Net cash used in financing activities                                             (113.1)                     (82.5)
                                                                  ----------------------     ----------------------
Effect of foreign currency translation on cash balances                              0.1                       (0.5)
                                                                  ----------------------     ----------------------
Increase in cash and cash equivalents                                                1.6                        2.5
                                                                  ----------------------     ----------------------
Cash and cash equivalents, beginning of period                                       3.3                        3.8
                                                                  ----------------------     ----------------------
Cash and cash equivalents, end of period                             $               4.9          $             6.3
                                                                  ======================     ======================

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

   The third quarters of 1998 and 1997 consisted of thirteen-week periods ending September 26, 1998 and September 27, 1997, respectively. The interim results of operations are not necessarily indicative of future financial results.

2. COMPREHENSIVE INCOME

   Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", was adopted during the first quarter of 1998. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes foreign currency translation adjustments and adjustments to the minimum pension liability that are currently presented as components of shareholders' equity. Companies are required to report total comprehensive income for interim periods beginning first quarter of 1998. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1998. The Company's total comprehensive income for the three and nine months ended September 26, 1998 was $64.2 million and $171.6 million, respectively. For the three and nine months ended September 27, 1997, total comprehensive income was $35.9 million and $104.4 million, respectively.

3. FOREIGN CURRENCY TRANSLATION

   Transactions in foreign currencies and translation of the financial statements of subsidiaries which operate in hyperinflationary economies during 1998 resulted in losses of $.7 million and $2.1 million, respectively, during the three and nine months ended September 26, 1998. During 1997, the Company recorded losses of $.5 million and $.9 million, respectively, during the three and nine months ended September 27, 1997. Operations in hyperinflationary economies consist of the Company's Mexican operations for 1998 and 1997 and Brazilian operations for 1997.

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

5. INVENTORIES

   Inventories consisted of (in millions):

                                                  September 26, 1998           December 27, 1997
                                              -----------------------      -----------------------
   Raw materials                                               $ 68.1                       $ 74.4
   Work-in-progress                                              69.4                         70.9
   Finished goods                                               122.9                        114.7
   LIFO adjustment                                              (28.5)                       (29.9)
                                              -----------------------      -----------------------
                                                               $231.9                       $230.1
                                              =======================      =======================

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

   Accumulated amortization of intangible assets at September 26, 1998 and December 27, 1997 was $53.9 million and $49.4 million, respectively.

7. RESEARCH AND DEVELOPMENT

   Research and development expense for the three and nine months ended September 26, 1998 was $16.5 million and $50.1 million, respectively. For the three and nine months ended September 27, 1997, research and development expense was $14.4 million and $45 million, respectively.

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

   In accordance with SFAS No. 128, net income per common share amounts were computed as follows:

(In millions, except per share amounts)
                                                        Three Months Ended                         Nine Months Ended
                                       ----------------------------------------------    ----------------------------------
                                          September 26,            September 27,           September 26,     September 27,
                                              1998                     1997                    1998               1997
                                       ----------------           --------------         ---------------    ---------------
(A)  Net income available to common
     shareholders                            $     55.8               $     52.6            $     167.4        $     150.4
                                             ==========               ==========            ===========        ===========
(B)  Weighted average number of common
     shares outstanding                           101.7                    103.1                  101.9              103.3

     Additional common shares issuable
     under employee stock options using
     the treasury stock method                      2.5                      3.0                    2.7                3.0
                                             ----------               ----------            -----------        -----------
(C)  Weighted average number of common
     shares outstanding assuming the
     exercise of stock options                    104.2                    106.1                  104.6              106.3
                                             ==========               ==========            ===========        ===========

Net income per common share (A) / (B)        $      .55               $      .51            $      1.64        $      1.46
                                             ==========               ==========            ===========        ===========
Net income per common share,
   assuming dilution (A) / (C)                      .54                      .50                   1.60               1.41
                                             ==========               ==========            ===========        ===========

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

11. SUBSEQUENT EVENTS

    On October 6, 1998, the Company acquired Spartan International, Inc., a privately held specialty converting operation based in Holt, Michigan. Spartan International, Inc. supplies pressure-sensitive products to the commercial graphics, sign making, vehicle marking and automotive markets.

    On October 26, 1998, the Company signed a definitive agreement with Steinbeis Holding GmbH to combine Avery Dennison's office products businesses in Europe with Zweckform Buro-Produckte GmbH (Zweckform), a German office products supplier. Zweckform produces labels, films and specialty papers for use with personal computers, desktop printers and copiers. Zweckform products had sales of approximately $120 million in 1997. The transaction is expected to close in the first quarter of 1999, pending regulatory approvals and due diligence.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: FOR THE QUARTER
--------------------------------------

Quarterly sales increased to $860.2 million, a 2.9 percent increase over third quarter 1997 sales of $835.6 million. Excluding changes in foreign currency rates, sales increased 3.9 percent.

Gross profit margin increased to 32.7 percent for the quarter compared to 32.3 percent for the third quarter of 1997. The increase was primarily due to ongoing cost reduction programs, increased manufacturing efficiency and improved product mix.

Marketing, general and administrative expense, as a percent of sales, was comparable to third quarter of 1997 at 22 percent.

Interest expense increased to $8.7 million for the third quarter of 1998 compared to $8 million a year ago, due to higher average debt. Income before taxes, as a percent of sales, increased to 9.7 percent for the quarter from 9.4 percent as a result of the improvement in gross profit. The effective tax rate for the quarter was 33 percent in 1998 and 32.7 percent in the same period last year.

Net income increased 6.1 percent to $55.8 million compared to $52.6 million in the third quarter of 1997. Net income per common share for the quarter was $.55 compared to $.51 in the same period last year, a 7.8 percent increase. Net income per common share, assuming dilution was $.54 for the third quarter of 1998 and $.50 for the same period last year, an 8 percent increase.

Results of Operations by Business Sector

The Pressure-sensitive adhesives and materials sector reported increased sales for the third quarter of 1998 compared to the same period last year. Profits for the sector decreased slightly primarily due to higher indirect manufacturing expenses from plant start-ups. U.S. operations' reported sales growth was primarily led by increased unit volume in its materials business. Profits for U.S. operations decreased slightly primarily due to costs associated with new start-ups. International operations' reported sales growth, which was partially offset by changes in foreign currency rates, was primarily due to increased demand for film materials, specialty tapes and graphics businesses in Europe. Profits for international operations increased for the third quarter of 1998 compared to the same period last year primarily due to higher unit volume in Europe and geographic expansion.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Consumer and converted products sector reported increased sales and profits for the third quarter of 1998 compared to the same period last year. Increased sales in U.S. operations were led by growth of its Avery-brand products, and industrial and automotive products. While the Company achieved sales growth in its office products business, several of its major retailers have communicated inventory reduction programs. The Company experienced some impact from this in the third quarter of 1998 and expects these programs to continue into the fourth quarter of 1998 and into the early part of 1999. However, point-of-sale data obtained from these customers showed no change in demand for Avery-brand products during the third quarter. U.S. operations' profit growth was primarily due to improved performance in its consumer packaging, industrial and automotive, and office products businesses. Increased sales in international operations were primarily due to its office products business in Europe, and its ticketing businesses, which were partially offset by changes in foreign currency rates. Increased profits in international operations, which were partially offset by changes in foreign currency rates, were primarily due to improved performance in its European converting and office products businesses.

RESULTS OF OPERATIONS: NINE MONTHS YEAR-TO-DATE
-----------------------------------------------

Sales for the first nine months of 1998 were up 2.6 percent to $2.6 billion compared to the corresponding period of 1997. Excluding changes in foreign currency rates, sales increased 4.7 percent.

The gross profit margin for the first nine months was 33.1 percent compared to
32.2 percent in the prior year. The increase was primarily due to ongoing cost reduction programs, increased manufacturing efficiency and improved product mix. Marketing, general and administrative expense, as a percent of sales, for the first nine months was 22.3 percent compared to 22 percent for the same period last year. The increase was primarily due to increases in marketing and research and development expenses, reflecting the Company's focus on marketing promotion and new product development expenses.

Interest expense for the first nine months for both periods was $25.3 million. Income before taxes, as a percent of sales, was 9.8 percent for the first nine months of 1998 compared to 9.1 percent for 1997. The year-to-date effective tax rate declined to 33.7 percent in 1998 compared to 34.2 percent in 1997 due to an increase in U.S. tax credits for research and experimentation.

Net income was $167.4 million for the first nine months of 1998 compared to $150.4 million for the first nine months of 1997, an 11.3 percent increase. Net income per common share increased 12.3 percent to $1.64 for the first nine months of 1998 compared to $1.46 for the same period last year. Net income per common share, assuming dilution was $1.60 for the first nine months of 1998 compared to $1.41 for the same period last year, a 13.5 percent increase year over year.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations by Business Sector

The Pressure-sensitive adhesives and materials sector reported increased sales and profits for the first nine months of 1998 compared to the same period last year. U.S. operations' sales and profit growth primarily led by increased demand for film applications and digital graphics products. Increased sales in international operations, which were partially offset by changes in foreign currency rates, were primarily due to increased demand for specialty tapes and digital graphics businesses in Europe, and geographic expansion. Profits for international operations decreased slightly primarily due to changes in foreign currency rates.

The Consumer and converted products sector reported increased sales and profits for the first nine months of 1998 compared to 1997. Increased sales in U.S. operations were led by growth of its Avery-brand products, and industrial and automotive products. Profits increased in the U.S. primarily due to improved performance in its office products, consumer packaging, and industrial and automotive businesses. Increased sales in international operations were primarily due to its office products and ticketing businesses, which were partially offset by changes in foreign currency rates. Profits increased in international operations primarily due to improved performance in its European converting and office products divisions, and its ticketing businesses.

FINANCIAL CONDITION
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, decreased to 8 percent for the quarter compared to 8.1 percent a year ago. Average inventory turnover for the third quarter was 10 inventory turns for both periods; the average number of days of sales outstanding in accounts receivable was 55 days compared to 54 days a year ago.

Net cash flows provided by operating activities totaled $231.3 million for the first nine months of 1998 compared to $210.4 million for the same period in 1997. The increase in net cash flows provided by operating activities is primarily due to the increase in net income.

Capital spending for the quarter was $27.7 million compared to $36.5 million a year ago. For the nine months, capital spending totaled $102.1 million compared to $104.1 million a year ago. Total capital spending for 1998 is expected to come in at the low end of the $175 to $200 million range. In addition to cash flow from operations, the Company has more than adequate financing arrangements to conduct its operations.

During the first nine months of 1998, total debt increased $62.5 million to $510.2 million from year end 1997. During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission, $150 million in principal amount of medium-term notes, of which $60 million in notes had been issued as of year end 1997. No notes were issued for the first nine months of 1998. Proceeds from the medium-term notes have been used to reduce debt and for other general corporate purposes.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION (CONTINUED)
-------------------------------

Shareholders' equity increased to $861 million from $837.2 million at year end 1997. During the third quarter of 1998, the Company purchased approximately .5 million shares of common stock at a cost of $24.9 million. For the first nine months of 1998, the Company purchased 2.3 million shares of common stock at a cost of $116.7 million. The market value of shares held in the employee stock benefit trusts, after the issuance of shares under the Company's stock and incentive plans, increased by $62.7 million to $793 million from year end. Total debt to total capital was 37.2 percent as of the end of third quarter 1998 and
34.8 percent at year end 1997. Dividends paid for the first nine months of 1998 totaled $74 million compared to $61.7 million a year ago.

FUTURE ACCOUNTING REQUIREMENTS
------------------------------

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

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

YEAR 2000 (CONTINUED)
---------------------

The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) will be tracked in phases including assessment, identification of non-compliant systems, remediation, testing and verification. Hardware, software and embedded processors have been assessed and remediation is in progress. The Company's Y2K projects are progressing and the Company expects that a large portion of its internal remediation work will be completed by year end 1998. The Company is using internal and external resources to remediate and test its systems.

The Company has initiated communications with significant vendors and customers to coordinate the Y2K issue, and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues. There can be no guarantee that the systems of other companies will be timely remediated, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company. The Company intends to develop contingency plans to mitigate risks associated with the Y2K issue.

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

EURO CONVERSION
---------------

On January 1, 1999, a single currency called the euro will be introduced in Europe. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these countries' existing currencies (legacy currencies) and the euro will be established as of that date. The legacy currencies are scheduled to remain legal tender in these participating countries between January 1, 1999 and January 1, 2002 (not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EURO CONVERSION (CONTINUED)
---------------------------

The Company has established a steering committee to plan for and determine the impact of the euro conversion. The Company expects that its facilities that will be affected by the conversion will be able to do business in the euro beginning January 1999. The Company does not expect the cost of system modifications to be material.

Based on currently available information, management does not believe that the euro conversion will have a material adverse impact on the Company's business or financial condition. The Company will continue to evaluate the impact of the euro conversion.

FUTURE GROWTH AND OUTLOOK
-------------------------

On October 6, 1998, the Company acquired Spartan International, Inc., a privately held specialty converting operation based in Holt, Michigan. Spartan International, Inc. supplies pressure-sensitive products to the commercial graphics, sign making, vehicle marking and automotive markets.

On October 26, 1998, the Company signed a definitive agreement with Steinbeis Holding GmbH to combine Avery Dennison's office products businesses in Europe with Zweckform Buro-Produckte GmbH (Zweckform), a German office products supplier. Zweckform produces labels, films and specialty papers for use with personal computers, desktop printers and copiers. Zweckform products had sales of approximately $120 million in 1997. The transaction is expected to close in the first quarter of 1999, pending regulatory approvals and due diligence.

The Company expects 1998 to be another successful year. However, the Company sees an uncertain economic environment impacting many of our customers which could affect sales. As a result, the Company is intensifying efforts to reduce manufacturing and operating expenses and improve productivity throughout all of its businesses. At the same time, the Company intends to continue to pursue long-term growth opportunities in its key markets.

SAFE HARBOR STATEMENT
---------------------

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 27, 1997 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, customer and supplier and manufacturing concentrations, changes in customer order patterns and inventory levels, increased competition, impact of Year 2000 issues and the euro conversion, litigation risks, fluctuations in foreign exchange rates or other risks associated with foreign operations, changes in economic or political conditions, and other factors.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SAFE HARBOR STATEMENT (CONTINUED)
---------------------------------

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

                          PART II.  OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 27, 1997.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a. Exhibits  12  Computation of Ratio of Earnings to Fixed Charges
             27  Financial Data Schedule

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 26, 1998.

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


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                         (Registrant)


                                        /s/ Robert M. Calderoni
                                    ---------------------------
                                    Robert M. Calderoni
                                    Senior Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


                                        /s/ Thomas E. Miller
                                    ----------------------------
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)


                                    November 6, 1998