Form 10-K
period 1999-01-02
AVERY DENNISON CORPORATION
filed 1999-03-31
CIK 8818

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

  For the fiscal year ended January 2, 1999
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to
                                --------------   --------------
                         Commission file number 1-7685

                          AVERY DENNISON CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                               95-1492269
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)
      150 North Orange Grove Boulevard                     91103
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates as of March 1, 1999, was approximately $5,246,115,237.

  Number of shares of common stock, $1 par value, outstanding as of March 1, 1999: 113,813,785.

  The following documents are incorporated by reference into the Parts of this report below indicated:

                      Document                   Incorporated by reference into:
                      --------                   -------------------------------
      Annual Report to Shareholders for fiscal
       year ended January 2, 1999 (the "1998
       Annual Report").........................            Parts I, II
      Definitive Proxy Statement for Annual
       Meeting of Stockholders to be held April
       29, 1999 (the "1999 Proxy Statement")...           Parts III, IV

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

  The business of Registrant and its subsidiaries (Registrant and its subsidiaries are sometimes hereinafter referred to as the "Company") includes the production of pressure-sensitive adhesives and materials and the production of consumer and converted products. Some pressure-sensitive adhesives and materials are "converted" into labels and other products through embossing, printing, stamping and die-cutting, and some are sold in unconverted form as base materials, tapes and reflective sheeting. The Company also manufactures and sells a variety of consumer and converted products and other items not involving pressure-sensitive components, such as notebooks, three-ring binders, organizing systems, markers, fasteners, business forms, tickets, tags, and imprinting equipment.

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

  International operations, principally in Western Europe, constitute a significant portion of the Company's business. In addition, the Company is currently expanding its operations in Asia Pacific, Latin America and Eastern Europe. As of January 2, 1999, the Company manufactured and sold its products from 200 manufacturing facilities and sales offices located in 39 countries, and employed a total of approximately 16,100 persons worldwide.

  On January 26, 1999, the Company announced plans for a major realignment of its cost structure to streamline operations and improve profitability. In connection with this realignment, the Company will close eight manufacturing facilities, three of which have been announced: Rochelle, Illinois; Rancho Cucamonga, California; and Haan, Germany. As a result of these closures, approximately 1,500 positions will be eliminated, representing approximately nine percent of the Company's total workforce.

  The Company is subject to certain risks referred to in Exhibit 99 hereto, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuation, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, availability and pricing of raw materials, legal proceedings, and the impact of the Year 2000 issue.

  Except as set forth below, no material part of the Company's business is dependent upon a single customer or a few customers and the loss of a particular customer or a few customers generally would not have a material adverse effect on the Company's business. However, sales and related accounts receivable of the Company's U.S. consumer products are increasingly concentrated in a small number of major customers, principally discount office products superstores and distributors (see Note 4 of Notes to Consolidated Financial Statements on page 41 of the 1998 Annual Report, which is incorporated by reference). United States export sales are not a significant part of the Company's business. Backlogs are not considered material in the industries in which the Company competes.

Pressure-Sensitive Adhesives and Materials Sector

  The Pressure-Sensitive Adhesives and Materials sector manufactures and sells Fasson and Avery Dennison-brand pressure-sensitive base materials, specialty tapes, graphic films and chemicals. Base materials consist primarily of papers, fabrics, plastic films and metal foils which are primed and coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films for protection. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. The business of this sector is not seasonal.

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

  Graphic products consist of a variety of films and other products sold to the worldwide automotive, architectural, commercial sign, digital, printing, and other related markets. The Company also sells durable cast and reflective films to the construction, automotive, fleet transportation, sign and industrial equipment markets, and reflective films for government and traffic applications. In addition, the Company sells specialty print-receptive films to the industrial label market, metallic dispersion products to the packaging industry and proprietary woodgrain film laminates for housing exteriors and automotive applications. The Company's graphics businesses are organized on a worldwide basis to serve the expanding commercial graphic arts market, including wide-format digital printing applications.

  Chemical products include a range of solvent and emulsion-based acrylic polymer adhesives, protective coatings and binders for internal uses as well as for sale to other companies.

  During 1998, the Company established coating operations in India and completed a manufacturing facility in Thailand to market and sell a variety of pressure-sensitive materials. In late 1998, the Company also increased its majority ownership position in its base materials operation in Argentina.

  In this sector, the Company competes, both domestically and internationally, with a number of medium to large firms. Entry of competitors into the field of pressure-sensitive adhesives and materials is limited by high capital requirements and a need for sophisticated technical know-how.

Consumer and Converted Products Sector

  The Consumer and Converted Products sector manufactures and sells a wide range of Avery-brand consumer products, custom label products, high performance specialty films and labels, automotive applications and fasteners. The business of this sector is not seasonal except for certain consumer products sold during the back-to-school season.

  The Company's principal consumer products are generally sold worldwide through wholesalers and dealers, mass market channels of distribution, and discount superstores. The Company manufactures and sells a wide range of Avery-brand products for home, school and office uses, including copier, laser and ink-jet printer labels, related computer software, presentation and organizing systems, laser-printer card and index products; data-processing labels; notebooks; notebook and presentation dividers; three-ring binders; sheet protectors; and various vinyl and heat-sealed products. A wide range of other stationery products is offered, including children's laser and ink-jet labels, markers, adhesives and specialty products under brand names such as Avery, Avery Kids, Marks-A-Lot and HI-LITER, and accounting products, note pads and presentation products under the National brand name. The extent of product offerings varies by geographic market. Operations in Latin America, Asia Pacific and Europe have been established to market and distribute the Avery-brand line of stock self-adhesive products, including copier, laser and ink-jet labels and related software; laser printed card products and other unprinted labels.

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

  The Company designs, fabricates and sells a wide variety of tags and labels, including bar-coded tags and labels, and a line of machines for imprinting, dispensing and attaching preprinted roll tags and labels. The machine products are generally designed for use with tags and labels as a complete system. The Company also designs, assembles and sells labeling systems for integration into a customer's shipping and receiving operations. Principal markets include apparel, retail and industrial for identification, tracking and control applications principally in North America, Europe and Asia Pacific. Fastener products include plastic tying and attaching products for retail and industrial users.

  The Company also manufactures and sells on-battery labels to battery manufacturers, and self-adhesive stamps to the U.S. and international postal services. The Company is an integrated supplier of adhesive coating, security printing and converting technologies for postage stamp production. Specialty automotive films products are used for interior and exterior vehicle finishes, striping decoration and identification. Other products include pressure-sensitive sheeted and die-cut papers and films, which are sold through fine-paper merchants.

  During 1998, the Company acquired an office products company in Italy, and broadened its distribution of Avery-brand products in Asia Pacific and Latin America. In late 1998, the Company acquired Spartan International, a distributor of pressure-sensitive products to the commercial graphics, sign making, vehicle marking and automotive markets. In February 1999, the Company also acquired certain assets and the graphic film business of Universal Products, Inc., another distributor of films for digital printing applications. In early 1999, the Company formed a joint venture with a German office products company. The Company holds a majority ownership position in the joint venture, which provides a platform for further expansion in the office products market in Europe.

  In this sector, the Company competes, both domestically and internationally, with a number of small to large firms (among the principal competitors are Esselte AB, Fortune Brands, Inc., and Minnesota Mining and Manufacturing Co.). The Company believes that its ability to service its customers with an extensive product line; its distribution strength; its ability to develop internally and to commercialize new products successfully; and its diverse technical foundation, including a range of electronic imprinting and automatic labeling systems, are among the more significant factors in developing and maintaining its competitive position.

Research and Development

  Many of the Company's current products are the result of its own research and development efforts. The Company expended $65 million, $61.1 million, and $54.6 million, in 1998, 1997 and 1996, respectively, on research related activities by operating units and the Avery Research Center (the "Research Center"), located in Pasadena, California. A substantial amount of the Company's research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to both of the Company's industry sectors.

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

  The loss of any of the Company's individual patents or licenses would not be material to the business of the Company taken as a whole, nor to either one of the Company's industry sectors. The Company's principal trademarks are Avery, Fasson and Avery Dennison. These trademarks are significant in the markets in which the Company's products compete.

Three-Year Summary of Sector Information

  The Business Sector Information attributable to the Company's operations for the three years ended January 2, 1999, which appears in Note 10 of Notes to Consolidated Financial Statements on pages 47 through 48 of the 1998 Annual Report, is incorporated herein by reference.

Other Matters

  The raw materials used by the Company are primarily paper, plastic and chemicals which are purchased from a variety of commercial and industrial sources. Although from time to time shortages could occur, these raw materials are currently generally available.

  At present, the Company produces a majority of its self-adhesive materials using non-solvent technology. However, a significant portion of the Company's manufacturing process for self-adhesive materials utilizes certain evaporative organic solvents which, unless controlled, would be emitted into the atmosphere. Emissions of these substances are regulated by agencies of federal, state, local and foreign governments. During the past several years, the Company has made a substantial investment in solvent capture and control units and solvent-free systems. Installation of these units and systems has reduced atmospheric emissions.

  Efforts have been directed toward development of new adhesives and solvent-free adhesive processing systems. Emulsion, hot-melt adhesives or solventless silicone systems have been installed in the Company's facilities in Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; Quakertown, Pennsylvania; Rodange, Luxembourg; Turnhout, Belgium; Hazerswoude, The Netherlands; Cramlington, England; and Gotha, Germany as well as other plants in the United States, Argentina, Australia, Brazil, Colombia, France, Germany, Korea, China, India and Thailand.

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

  For information regarding the Company's potential responsibility for cleanup costs at certain hazardous waste sites, see "Legal Proceedings" (Part I, Item
3) and "Management's Discussion and Analysis of Results of Operations and Financial Condition" (Part II, Item 7). For information regarding the Company's actions to address the Year 2000 Issue, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" (Part II, Item
7).

Item 2. PROPERTIES

  The Company operates approximately 29 principal manufacturing facilities ranging in size from approximately 100,000 square feet to approximately 270,000 square feet and totaling approximately 5 million square feet. The following sets forth the locations of such principal facilities and the business sectors for which they are presently used:

Pressure-Sensitive Adhesives and Materials Sector

  Domestic--Painesville and Fairport, Ohio; Peachtree City, Georgia;
          Quakertown, Pennsylvania; and Greenfield, Fort Wayne, Lowell, and Schererville, Indiana.

  Foreign--Hazerswoude, The Netherlands; Cramlington, England; Champ-sur-
         Drac, France; Turnhout, Belgium; Ajax, Canada; Rodange, Luxembourg; and Gotha, Germany.

Consumer and Converted Products Sector

  Domestic--Gainesville, Georgia; Chicopee and Framingham, Massachusetts;
          Meridian, Mississippi; Philadelphia, Pennsylvania; Clinton, South Carolina; and Crossville, Tennessee.

  Foreign--Bowmanville, Canada; La Monnerie, France; Hong Kong (S.A.R.),
         China; Juarez, Mexico; Utrecht, The Netherlands; Maidenhead, U.K.; and Oberlaidern, Germany.

  In addition to the Company's principal manufacturing facilities described above, the Company's principal facilities include its corporate headquarters facility and research center in Pasadena, California, and offices located in Maidenhead, England; Leiden, The Netherlands; Concord, Ohio and Framingham, Massachusetts.

  All of the Company's principal properties identified above are owned in fee except the facilities in Ajax, Canada and Juarez, Mexico; and portions of the facilities in Framingham, Massachusetts and La Monnerie, France, which are leased.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT*

                                     Served as
                                     Executive              Former Positions and
Name                           Age Officer since           Offices with Registrant
----                           --- ------------- -------------------------------------------
Charles D. Miller............   71 May 1965        1964-1983 Various positions of increasing
 Chairman (also Director of                                   responsibility
 Registrant)                                       1983-1998 Chairman and Chief Executive
                                                              Officer
Philip M. Neal...............   58 January 1974    1974-1990 Various positions of increasing
 President and Chief                                          responsibility
 Executive Officer                                 1990-1998 President and Chief Operating
 (also Director of                                            Officer
  Registrant)
Kim A. Caldwell..............   51 June 1990       1990-1997 Senior Group V.P., Worldwide
 Executive Vice President,                                    Materials--Americas and
 Global Technology and                                        Asia
 New Business Development
Robert M. Calderoni..........   39 October 1997  **1994-1996 V.P., Finance IBM Storage
 Senior Vice President,                                       Systems Division
 Finance and Chief Financial                     **1996-1997 Senior V.P., Finance Apple
 Officer                                                      Computer, Inc.
Robert G. van Schoonenberg...   52 December 1981   1981-1996 V.P., General Counsel and
 Senior Vice President,                                       Secretary
  General Counsel and
  Secretary
Wayne H. Smith...............   57 June 1979                 None
 Vice President and Treasurer
Thomas E. Miller.............   51 March 1994      1993-1994 V.P. and Assistant Controller
 Vice President and
  Controller
Diane B. Dixon...............   47 December 1985   1985-1997 V.P., Corporate
 Vice President, Worldwide                                    Communications
 Communications and
  Advertising
Geoffrey T. Martin...........   44 January 1994    1994-1997 Senior V.P., Worldwide Tape &
 Senior Group Vice President,                                 Converting and Materials--
 Worldwide Converting,                                        Europe
 Graphic Systems and
 Specialty Tapes
Stephanie A. Streeter........   41 March 1996      1993-1996 V.P. and General Manager,
 Group Vice President,                                        Avery Dennison Brands
 Worldwide Office Products
Dean A. Scarborough..........   43 August 1997     1993-1995 V.P. and General Manager,
 Group Vice President, Fasson                                 Fasson Roll Division--
 Roll--North America and                                      Europe
 Europe
                                                   1995-1997 V.P. and General Manager,
                                                              Fasson Roll Division--U.S.

--------
* All officers are elected to serve a one year term and until their successors are elected and qualify.

** Business experience prior to service with Registrant.

                                    PART II

Item 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information called for by this item appears on page 52 of Registrant's 1998 Annual Report and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

  Selected financial data for each of Registrant's last five fiscal years appears on pages 26 and 27 of Registrant's 1998 Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

                                                       1998     1997     1996
                                                     -------- -------- --------
                                                       (Dollars in millions)
   Net sales........................................ $3,459.9 $3,345.7 $3,222.5
   Cost of products sold............................  2,315.4  2,263.0  2,204.2
                                                     -------- -------- --------
   Gross profit.....................................  1,144.5  1,082.7  1,018.3
   Marketing, general and administrative expense....    773.2    739.8    712.4
   Net gain on divestitures and restructuring
    charges.........................................       --       --      2.1
                                                     -------- -------- --------
   Earnings before interest and taxes............... $  371.3 $  342.9 $  308.0

  Sales increased 3.4 percent to $3.46 billion in 1998, compared to $3.35 billion in 1997. Excluding changes in foreign currency exchange rates, sales increased 4.8 percent. The Company's 1998 fiscal year reflected a 53-week period compared to 52-week periods in 1997 and 1996. The extra week in 1998 was reflected in the fourth quarter; however, this was a slow shipping period due to the holidays and carried a full week of expense. As a result, the impact on profit was immaterial. In 1997, sales increased 3.8 percent over 1996 sales of $3.22 billion. Excluding the impact of changes in foreign currency exchange rates for 1997, sales increased 6.6 percent.

  Gross profit margins for the years ended 1998, 1997 and 1996 were 33.1 percent, 32.4 percent and 31.6 percent, respectively. The improvements in 1998 and 1997 were primarily due to increased productivity, cost control and an improved product mix.

  Marketing, general and administrative expense as a percent of sales was 22.3 percent in 1998 and 22.1 percent in 1997 and 1996. The increase in 1998 over 1997 was primarily due to the extra week of expenses incurred in 1998. The expense for 1997 benefited from cost control and lower costs for certain employee benefit plans; however, these benefits were offset by increased expenditures for marketing, and research and development activities.

  During the third quarter of 1996, restructuring actions were taken, resulting in a net pretax gain of $2.1 million. The Company sold its equity interest in a label operation in Japan for $28.4 million, resulting in a pretax gain of $17.9 million. The Company also recorded $15.8 million of restructuring charges, which included an asset impairment write-down of $6.3 million for long-lived assets held in the Company's Consumer and Converted Products sector. The restructuring program also included the reorganization of certain manufacturing, distribution and administrative sites. These costs consisted of severance and related costs for approximately 200 positions worldwide ($7.4 million) and the discontinuance of product lines and related asset write-offs ($2.1 million). These actions were completed during the third quarter of 1997.

  Interest expense for the years ended 1998, 1997 and 1996 was $34.6 million, $31.7 million and $37.4 million, respectively. The increase in 1998 compared to 1997 was primarily due to higher average borrowings to support a more aggressive share repurchase program. The decrease in 1997 compared to 1996 was primarily due to lower weighted-average interest rates and lower average borrowings.

  Income before taxes, as a percent of sales, was 9.7 percent for 1998, 9.3 percent for 1997 and 8.4 percent for 1996. The improvement during 1998 was primarily due to higher gross profit margins. The improvement during 1997 compared to 1996 was primarily due to higher gross profit margins and lower interest expense as a percent of sales. The effective tax rate was 33.7 percent in 1998, 34.2 percent in 1997 and 35 percent in 1996. The decrease in 1998 was primarily due to an increase in U.S. tax credits for research and experimentation. The decrease in 1997 compared to 1996 was primarily due to the utilization of foreign tax loss carryforwards and an increase in U.S. tax credits for research and experimentation. The Company estimates that the effective tax rate for 1999 will be 34 percent to 34.5 percent.

                                                            1998   1997   1996
                                                           ------ ------ ------
                                                           (In millions, except
                                                            per share amounts)
   Net income............................................. $223.3 $204.8 $175.9
   Net income per common share............................   2.20   1.99   1.68
   Net income per common share, assuming dilution.........   2.15   1.93   1.63

  Net income increased to $223.3 million in 1998 compared to $204.8 million in 1997, reflecting a 9 percent increase over 1997. Net income in 1996 was $175.9 million. Net income, as a percent of sales, was 6.5 percent, 6.1 percent and
5.5 percent in 1998, 1997 and 1996, respectively.

  Net income per common share increased 10.6 percent to $2.20 in 1998, compared to $1.99 in 1997. Net income per common share was $1.68 in 1996. Net income per common share, assuming dilution, increased 11.4 percent to $2.15 in 1998 compared to $1.93 in 1997. Net income per common share, assuming dilution was $1.63 in 1996.

Results of Operations by Business Sector

Pressure-Sensitive Adhesives and Materials:

                                                        1998     1997     1996
                                                      -------- -------- --------
                                                            (In millions)
   Net sales........................................  $1,874.1 $1,823.8 $1,783.8
   Income from operations before interest and taxes.     170.3    172.1    160.7

  The Pressure-Sensitive Adhesives and Materials Sector reported increased sales for 1998 compared to 1997. Sales increased in the U.S. operations primarily due to strong unit volume growth in the core U.S. roll materials business. Income for total U.S. operations in the sector decreased slightly, primarily due to changes in product mix and start-up costs for new products. However, operating margins for the core roll materials business in 1998 remained constant relative to prior year. Total international operations in the sector reported increased sales, reflecting strong unit volume growth in Europe and geographic expansion efforts. This increase in sales was partially offset by changes in foreign currency rates. Income for the international operations was down slightly from the prior year mainly due to pricing pressures in Europe and costs associated with new plant start-ups.

  In the fourth quarter of 1998, the Company increased its investment in its Argentine business, the largest base material company in that region. The Company now has a substantial majority in this venture.

  The Pressure-Sensitive Adhesives and Materials Sector reported increased sales and profitability for 1997 compared to 1996. The U.S. operations' sales growth was primarily led by increased sales volume for products in the pharmaceutical, variable imprint and graphics businesses; however, sales were partially impacted by paper price deflation and product mix. Income from the U.S. operations benefited from improved capacity utilization and the extent of restructuring charges taken in 1996 compared to 1997. The international businesses reported increased sales and profitability primarily due to higher unit volume and geographic expansion, which were partially offset by changes in foreign currency rates.

Consumer and Converted Products:

                                                        1998     1997     1996
                                                      -------- -------- --------
                                                            (In millions)
   Net sales........................................  $1,742.1 $1,672.6 $1,580.1
   Income from operations before interest and taxes.     227.0    188.5    158.5

  The Consumer and Converted Products sector reported increased sales and profits for 1998 compared to 1997. Increased sales in the U.S. operations were led by growth of the Avery-brand products, despite several major retailers implementing inventory reduction programs. The Company experienced some negative impact from these programs during the last half of 1998 and expects the inventory reduction programs to continue into 1999. However, point-of-sale data obtained from these customers through February 1999 continued to show strong demand for Avery-brand products. Increased sales in the U.S. operations were also attributed to growth from the high performance films businesses, including Avloy-brand products. Income from the U.S. operations increased primarily as a result of the consumer packaging, high performance films, and office products businesses. The international operations reported increased sales primarily due to strong unit volume growth in the European office products operations, ticketing business and Asian and Latin American businesses. This increase in sales was partially offset by changes in foreign currency rates. Income increased in the international operations primarily due to improved performance in the European converting and office products operations and the ticketing businesses.

  In the fourth quarter of 1998, the Company acquired Spartan International, Inc. ("Spartan"), a privately held specialty converting company based in Holt, Michigan. Spartan supplies pressure-sensitive products to the commercial graphics, sign making, vehicle marking and automotive markets.

  The Consumer and Converted Products sector reported increased sales and profitability for 1997 compared to 1996. Increased sales in the U.S. operations continued to be led by growth of the Avery-brand products, new products and other consumer products. Profitability in the U.S. businesses improved primarily as a result of the Avery-brand products, new products and an improved product mix. Sales for the international businesses in 1997 were comparable to 1996. Sales for 1997 benefited from geographic expansion; however, this increase was offset by changes in foreign currency rates and sales declines at certain European operations. Profitability for the international businesses was primarily impacted by operations in France, decreased sales at other select European operations due to the softness of certain economies, and investment for the market expansion of new products.

Financial Condition

  Average working capital, excluding short-term debt, as a percent of sales was 7.1 percent in 1998, 8 percent in 1997 and 9.1 percent in 1996. The decrease in 1998 was primarily due to improved payables management. The decrease in 1997 compared to 1996 was primarily due to increased sales, reduced days sales outstanding in accounts receivable, improved inventory turnover and better payables management programs. Average inventory turnover was 9.9 turns in 1998, 9.5 turns in 1997 and 9.3 turns in 1996; the average number of days sales outstanding in accounts receivable was 52 days in 1998 and 1997 and 55 days in 1996.

  Total debt increased $89.5 million to $537.2 million compared to year end 1997. Total debt to total capital increased to 39.2 percent at year end 1998 compared to 34.8 percent at year end 1997. Long-term debt as a percent of total long-term capital increased to 35.9 percent from 32.6 percent at year end 1997.

  Shareholders' equity decreased to $833.3 million from $837.2 million at year end 1997. During 1998, the Company repurchased 4 million shares of common stock at a cost of $192.6 million. As of year end 1998, a cumulative 31.9 million shares of common stock had been repurchased since 1991 and 3.5 million shares remained available for repurchase under the Board of Directors' authorization. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, decreased by $52.7 million to $677.6 million from year end 1997.

  Return on average shareholders' equity was 26.7 percent in 1998, 24.8 percent in 1997 and 21.4 percent in 1996. Return on average total capital for those three years was 19 percent, 18.1 percent and 16.4 percent, respectively. The improvements in 1998 and 1997 for these returns were primarily due to an increase in profitability, more effective utilization of the Company's assets and the impact from share repurchases.

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

Liquidity and Capital Resources

  Net cash flow from operating activities was $422.8 million in 1998, $368.4 million in 1997 and $304 million in 1996. The increase in net cash flow in 1998 and 1997 was primarily due to changes in working capital requirements and the Company's improved profitability.

  In addition to cash flow from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

  During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission $150 million in principal amount of uncollaterized medium-term notes, of which $50 million and $60 million in notes were issued in 1998 and 1997, respectively. No notes were issued in 1996. Proceeds from the medium-term notes were used to refinance short-term debt and for other general corporate purposes. The Company's outstanding medium-term notes have maturities from 2000 through 2025 and have a weighted-average interest rate of 6.95 percent.

  The Company's 1996 restructuring program was completed in 1997 and included the $28.4 million sale of its equity interest in a label operation in Japan. The restructuring program had a cost of $15.8 million.

  Capital expenditures were $159.7 million in 1998 and $177.3 million in 1997. Capital expenditures for 1999 are expected to be approximately $150 million.

  The annual dividend per share increased to $.87 in 1998 from $.72 in 1997 and $.62 in 1996. This was the 23rd consecutive year the Company increased dividends.

  The Company continues to expand its operations in Europe, Latin America and Asia Pacific. The Company's future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. To reduce its exposure to these fluctuations, the Company may enter into foreign exchange forward, option and swap contracts, and interest rate contracts, where appropriate and available.

  In 1998 and 1997, the Company's Mexican operations were treated as being in a hyperinflationary economy for accounting purposes due to the cumulative inflation rate over the past three years. In 1998, the Company's Brazilian operations were no longer treated as being in a hyperinflationary economy as they had been in 1997. For operations in hyperinflationary economies, all translation gains and losses were included in net income. These operations were not significant to the Company's consolidated financial position.

  Beginning in 1999, Mexico will no longer be treated as being in a hyperinflationary economy for accounting purposes. As a result, all asset and liability accounts for the Company's Mexican operations will be translated into U.S. dollars at current rates and related losses and gains will be recorded directly to a component of other comprehensive income. Gains and losses resulting from foreign currency transactions will be included in net income on a current basis.

Subsequent Events

  On January 12, 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH (Zweckform), a German office products supplier. Zweckform produces labels, films and specialty papers for use with personal computers, desktop printers and copiers. Zweckform had sales of approximately $120 million in 1997. The Company has a substantial majority position in the venture.

  On January 26, 1999, the Company announced plans for a major realignment of its cost structure to increase operating efficiencies and improve profitability. This restructuring program will include the closure of eight manufacturing facilities in the Consumer and Converted Products and Pressure-sensitive Adhesives and Materials sectors and will result in the elimination of approximately 1,500 positions, or nine percent of the Company's current workforce. In addition, a portion of the restructuring program will involve the consolidation of some of its office products manufacturing facilities into a new facility in Northern Mexico, which will involve the addition of some positions in the year 2000.

  The restructuring program is expected to result in a one-time pretax charge of $60 million to $65 million, or $.40 to $.42 per diluted share after tax, in the first quarter of 1999. Approximately two-thirds of the total estimated charge is related to severance costs. The remainder of the charge represents related asset write-offs and other one-time costs. After taxes, the cash requirements to fund the restructuring will be in the range of $20 million to $25 million in 1999. The restructuring program will be funded through operating cash flow. The Company plans to complete the restructuring program in the year 2000, with a significant portion of the actions planned for the next four quarters.

  Cost savings associated with the restructuring will begin to be recognized in the second quarter of 1999. The Company expects 1999 pretax savings in the range of $15 million to $18 million for the year. When fully implemented, the Company expects annual pretax savings of $58 million to $62 million.

Future Accounting Requirements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income. The new rules will be effective the first quarter of 2000. The Company is in the process of determining the impact of this new standard and, based on current market conditions, anticipates that it will not have a material impact on the Company's financial results when effective.

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

  The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) continues to be tracked in phases including assessment, identification of non-compliant systems, remediation, testing and verification. Hardware, software and embedded processors have been assessed and remediation is in progress. The Company's Y2K project is progressing and a large portion of its internal remediation work was completed at year end 1998. The Company is using internal and external resources to remediate and test its systems.

  The Company has initiated communications with significant vendors and customers to coordinate the Y2K issue, and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues. There can be no guarantee that the systems of other companies will be timely remediated, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company. The Company continues to develop contingency plans to mitigate risks associated with the Y2K issue.

  Costs incurred to date in addressing the Y2K issue have been expensed as incurred and are not material. Based on current information, the total cost to remediate and test the Company's systems is not expected to be material.

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

Euro Conversion

  On January 1, 1999, a single currency called the euro was introduced in Europe. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these countries' existing currencies (legacy currencies) and the euro were established on that date. The legacy currencies are scheduled to remain legal tender in these participating countries between January 1, 1999 and July 1, 2002. During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

  Certain of the Company's European facilities adopted the euro as their functional currency in January 1999. The cost of system modifications to accommodate the euro was not material.

  Based on currently available information, the euro conversion has not had a material adverse impact on the Company's business or financial condition.

Safe Harbor Statement

  Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition, Market-Sensitive Instruments and Risk Management and other sections of this annual report contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 27, 1997 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, customer and supplier and manufacturing concentrations, changes in customer order patterns and inventory levels, increased competition, impact of Year 2000 issues and the euro conversion, legal proceedings, fluctuations in foreign exchange rates or other risks associated with foreign operations, changes in economic or political conditions, and other factors.

  Any forward looking statements should also be considered in light of the factors detailed in Exhibit 99 in the Company's Annual Report on Form 10-K for the years ended January 2, 1999 and December 27, 1997.

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

  The Company's objective in managing the exposure to foreign currency changes is to reduce the risk to earnings and cash flow associated with foreign exchange rate changes. As a result, the Company enters into foreign exchange forward, option and swap contracts to reduce risks associated with the value of its existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs. The gains and losses on these contracts are intended to offset changes in the related exposures. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income.

  The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company will periodically use interest rate contracts to manage net exposure to interest rate changes related to its borrowings. The Company had no interest rate contracts outstanding at year end 1998.

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

  The estimated maximum potential one-day loss in earnings for the Company's foreign exchange positions and contracts would have been immaterial to the Company's 1998 earnings.

Interest Rate Sensitivity

  An assumed 50 basis point move in interest rates (10 percent of the Company's weighted-average floating rate interest rates) affecting the Company's variable-rate borrowings would have had an immaterial effect on the Company's 1998 earnings.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is contained in Registrant's Consolidated Financial Statements and the Notes thereto appearing on pages 34 through 48, and in the Report of Independent Certified Public Accountants on page 49 of Registrant's 1998 Annual Report and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors called for by this item is incorporated by reference from pages 2, 3 and 4 of the 1999 Proxy Statement which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in
Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 14 of the 1999 Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by items 11, 12 and 13 is incorporated by reference from pages 5 through 21 of the 1999 Proxy Statement which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

  (b) Reports on Form 8-K: Registrant filed no Reports on Form 8-K for the three months ended January 2, 1999, but the Company did file one Report Form 8-K in January 1999:

    Form 8-K dated January 26, 1999, in connection the Company's January 26, 1999 news release concerning the Company's 4th quarter and year-end results, and realignment of the Company's cost structure.

  (c) Those Exhibits and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

  (d) Those financial statement schedules required by Regulation S-X which are excluded from Registrant's 1998 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

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

Dated: March 30, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ Charles D. Miller          Chairman; Director              March 30, 1999
____________________________________
         Charles D. Miller


        /s/ Philip M. Neal           President and Chief             March 30, 1999
____________________________________  Executive Officer; Director
           Philip M. Neal


     /s/ Robert M. Calderoni         Senior Vice President,          March 30, 1999
____________________________________  Finance and Chief Financial
        Robert M. Calderoni           Officer (Principal
                                      Financial Officer)

      /s/ Thomas E. Miller           Vice President and              March 30, 1999
____________________________________  Controller (Principal
          Thomas E. Miller            Accounting Officer)

             Signature                           Title                    Date
             ---------                           -----                    ----
   /s/ Dwight L. Allison, Jr.                  Director              March 30, 1999
____________________________________
       Dwight L. Allison, Jr.

        /s/ John C. Argue                      Director              March 30, 1999
____________________________________
           John C. Argue

        /s/ Joan T. Bok                        Director              March 30, 1999
____________________________________
            Joan T. Bok

      /s/ Frank V. Cahouet                     Director              March 30, 1999
____________________________________
          Frank V. Cahouet

      /s/ Richard M. Ferry                     Director              March 30, 1999
____________________________________
          Richard M. Ferry

         /s/ Kent Kresa                        Director              March 30, 1999
____________________________________
             Kent Kresa

      /s/ Peter W. Mullin                      Director              March 30, 1999
____________________________________
          Peter W. Mullin

     /s/ Sidney R. Petersen                    Director              March 30, 1999
____________________________________
         Sidney R. Petersen

     /s/ John B. Slaughter                     Director              March 30, 1999
____________________________________
         John B. Slaughter

                          AVERY DENNISON CORPORATION

                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES

                                                            Reference (Page)
                                                           -------------------
                                                            Form
                                                            10-K     Annual
                                                           Annual  Report to
                                                           Report Shareholders
                                                           ------ ------------
Data incorporated by reference from the attached portions
 of the 1998 Annual
 Report to Shareholders of Avery Dennison Corporation:
  Report of Independent Certified Public Accountants......  --         49
  Consolidated Balance Sheet at January 2, 1999 and
   December 27, 1997......................................  --         34
  Consolidated Statement of Income for 1998, 1997 and
   1996...................................................  --         35
  Consolidated Statement of Shareholders' Equity for 1998,
   1997 and 1996..........................................  --         36
  Consolidated Statement of Cash Flows for 1998, 1997 and
   1996...................................................  --         37
  Notes to Consolidated Financial Statements..............  --       38-48

  Individual financial statements of 50% or less owned entities accounted for by the equity method have been omitted because, considered in the aggregate or as a single subsidiary, they do not constitute a significant subsidiary.

  With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, and the information referred to in Items 1, 5 and 6, all of which is included in the 1998 Annual
Report and incorporated herein by reference, the 1998 Annual Report is not to be deemed "filed" as part of this report.

Data submitted herewith:
  Report of Independent Certified Public Accountants......  S-2        --
  Financial Statement Schedules (for 1998, 1997 and 1996):
    II--Valuation and Qualifying Accounts and Reserves....  S-3        --
  Consent of Independent Accountants......................  S-4        --

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Avery Dennison Corporation

  Our report on the consolidated financial statements of Avery Dennison Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 49 of the 1998 Annual Report to Shareholders of Avery Dennison Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

Los Angeles, California
January 26, 1999

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (In millions)

                                          Additions
                                    ---------------------
                           Balance  Charged               Deductions--
                             at     to Costs              Uncollectible Balance
                          Beginning   and        From       Accounts    at End
                           of Year  Expenses Acquisitions  Written Off  of Year
                          --------- -------- ------------ ------------- -------
1998
  Allowance for doubtful
   accounts..............   $15.6     $2.7       $.2          $2.0       $16.5
                            =====     ====       ===          ====       =====
1997
  Allowance for doubtful
   accounts..............   $17.5     $4.3       $--          $6.2       $15.6
                            =====     ====       ===          ====       =====
1996
  Allowance for doubtful
   accounts..............   $17.6     $4.1       $--          $4.2       $17.5
                            =====     ====       ===          ====       =====

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the registration statements of Avery Dennison Corporation on Form S-3 (File Nos. 333-16375 and 333-38905) and Form S-8 (File Nos. 33-1132, 33-3645, 33-27275, 33-35995-01, 33-41238, 33-
45376, 33-54411, 33-58921, 33-63979, 333-38707 and 333-38709) of our report, dated January 26, 1999, which appears on page 49 of the 1998 Annual Report to Shareholders and is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedule listed in the index on page S-1.

                                          PricewaterhouseCoopers LLP

Los Angeles, California
March 30, 1999

                           AVERY DENNISON CORPORATION

                                 EXHIBIT INDEX

                      For the Year Ended December 27, 1997

INCORPORATED BY REFERENCE:

                                    Originally
                                     Filed as
 Exhibit                             Exhibit
   No.             Item                No.                   Document
 -------           ----             ----------               --------
 (3.1)   Restated Articles of         B        Proxy Statement dated February 28,
          Incorporation                         1977 for Annual Meeting of
                                                Stockholders March 30, 1977;
                                                located in File No. 0-225 at
                                                Securities and Exchange Commission,
                                                450 5th St., N.W., Washington, D.C.

 (3.1.1) Amendment to Certificate     3.1.1    1983 Annual Report on Form 10-K
          of Incorporation, filed
          April 10, 1984 with
          Office of Delaware
          Secretary of State

 (3.1.2) Amendment to Certificate     3.1.2    1984 Annual Report on Form 10-K
          of Incorporation, filed
          April 11, 1985 with
          Office of Delaware
          Secretary of State

 (3.1.3) Amendment to Certificate     3.1.3    1986 Annual Report on Form 10-K
          of Incorporation filed
          April 6, 1987 with
          Office of Delaware
          Secretary of State

 (3.1.4) Amendment to Certificate              Current Report on Form 8-K filed
          of Incorporation filed                October 31, 1990
          October 17, 1990 with
          Office of Delaware
          Secretary of State

 (3.1.5) Amendment to Certificate     3        First Quarterly report for 1997 on
          of Incorporation filed                Form 10-Q
          April 28, 1997 with
          Office of Delaware
          Secretary of State

 (3.2)   By-laws, as amended          3(ii)    Second Quarterly report for 1998 on
                                                Form 10-Q

 (4.1)   Rights Agreement dated                Current Report on Form 8-K filed
          as of October 23, 1997                October 24, 1997

 (4.2)   Indenture, dated as of                Registration Statement on Form S-3
          March 15, 1991, between               (File No. 33-39491)
          Registrant and Security
          Pacific National Bank,
          as Trustee (the
          "Indenture")

 (4.3)   Officers' Certificate                 Current Report on Form 8-K filed
          establishing a series                 March 25, 1991
          of Securities entitled
          "Medium-Term Notes"
          under the Indenture

 (4.4)   First Supplemental                    Registration Statement on Form S-3
          Indenture, dated as of                (File No. 33-59642)
          March 16, 1993, between
          Registrant and
          BankAmerica National
          Trust Company, as
          successor Trustee (the
          "Supplemental
          Indenture")

 (4.5)   Officers' Certificate                 Current Report on Form 8-K filed
          establishing a series                 April 7, 1993
          of Securities entitled
          "Medium-Term Notes"
          under the Indenture, as
          amended by the
          Supplemental Indenture

                                     Originally
                                      Filed as
 Exhibit                              Exhibit
   No.              Item                No.                   Document
 -------            ----             ----------               --------

 (4.6)    Officers' Certificate                 Current Report on Form 8-K filed
           establishing a series                 March 29, 1994
           of Securities entitled
           "Medium-Term Notes,
           Series B" under the
           Indenture, as amended
           by the Supplemental
           Indenture

 (4.7)    Officers' Certificate                 Current Report on Form 8-K filed May
           establishing a series                 12, 1995
           of Securities entitled
           "Medium-Term Notes,
           Series C" under the
           Indenture, as amended
           by the Supplemental
           Indenture

 (4.8)    Officers' Certificate                 Current Report on Form 8-K filed
           establishing a series                 December 16, 1996
           of Securities entitled
           "Medium-Term Notes,
           Series D" under the
           Indenture, as amended
           by the Supplemental
           Indenture

 (10.1)   *Amended 1973 Stock          10.1     1987 Annual Report on Form 10-K
            Option and Stock
            Appreciation Rights
            Plan for Key Employees
            of Avery International
            Corporation ("1973
            Plan")

 (10.1.1) *Form of Incentive Stock     10.1.3   1984 Annual Report on Form 10-K
            Option Agreement for
            use under 1973 Plan

 (10.1.2) *Form of Non-Qualified       10.1.4   1987 Annual Report on Form 10-K
            Stock Option Agreement
            for use under 1973 Plan

 (10.1.3) *Form of coupled Stock       10.1.5   1985 Annual Report on Form 10-K
            Appreciation Right
            Agreement for use under
            1973 Plan

 (10.1.4) 1985 U.K. Stock Option       10.1.7   1985 Annual Report on Form 10-K
            Scheme

 (10.1.5) Form of Incentive Stock      10.1.8   1985 Annual Report on Form 10-K
            Option Agreement for
            use under U.K. Stock
            Option Scheme

 (10.1.6) Form of Stock Option         10.1.9   1985 Annual Report on Form 10-K
            Agreement for use under
            U.K. Stock Option
            Scheme

 (10.2.2) *Form of Incentive Stock     10.2.2   1991 Annual Report on Form 10-K
            Option Agreement for
            use under 1988 Plan

 (10.3)   *Deferred Compensation       10.3     1981 Annual Report on Form 10-K
            Plan for Directors

 (10.5)   *Executive Medical and       10.5     1981 Annual Report on Form 10-K
            Dental Plan
            (description)

 (10.6)   *Executive Financial         10.6     1981 Annual Report on Form 10-K
            Counseling Service
            (description)

 (10.7.1) *Executive Employment        10.7.1   1982 Annual Report on Form 10-K
            Security Policy dated
            February 1, 1983

 (10.7.2) *Executive Employment        10.13    1984 Annual Report on Form 10-K
            Security Policy dated
            February 1, 1985

 (10.7.3) *Executive Employment        10.7.3   1993 Annual Report on Form 10-K
            Security Policy dated
            November 19, 1987

                                        Originally
                                         Filed as
  Exhibit                                Exhibit
    No.               Item                 No.                   Document
  -------             ----              ----------               --------
 (10.8.1)   *Agreement dated October     10.8.1    1990 Annual Report on Form 10-K
             24, 1990 with Charles
             D. Miller

 (10.8.1.1) *Amendment dated April       10.8.1    1997 Annual Report on Form 10-K
             15, 1997 to Agreement
             with Charles D. Miller

 (10.8.1.2) *Amendment dated             10.8.2    1997 Annual Report on Form 10-K
             February 26, 1998 to
             Agreement with Charles
             D. Miller

 (10.8.2)   *Agreement dated April       10.8.2.1  1997 Annual Report on Form 10-K
             15, 1997 with Philip M.
             Neal

 (10.8.3)   *Agreement dated March       10.8.3    1996 Annual Report on Form 10-K
             16, 1996 with R.G. van
             Schoonenberg

 (10.8.4)   *Form of Employment          10.8.4    1997 Annual Report on Form 10-K
             Agreement dated April
             15, 1997

 (10.9)     *Executive Group Life        10.9      1982 Annual Report on Form 10-K
             Insurance Plan

 (10.10)    *Form of Indemnity           10.10     1986 Annual Report on Form 10-K
             Agreements between
             Registrant and certain
             directors and officers

 (10.10.1)  *Form of Indemnity           10.10.1   1993 Annual Report on Form 10-K
             Agreement between
             Registrant and certain
             directors and officers

 (10.11)    *Supplemental Executive      10.11     1983 Annual Report on Form 10-K
             Retirement Plan ("SERP")

 (10.11.1)  *Amended Letter of Grant     10.11.2   1992 Annual Report on Form 10-K
             to C.D. Miller under
             Supplemental Executive
             Retirement Plan

 (10.12)    *Complete Restatement        10.12     1994 Annual Report on Form 10-K
             and Amendment of Avery
             Dennison Corporation
             Executive Deferred
             Compensation Plan

 (10.12.1)  *Form of Enrollment          10.13.2   1985 Annual Report on Form 10-K
             Agreement for use under
             Executive Deferred
             Compensation Plan

 (10.13)    *Fourth Amended Avery        10.13.2   1992 Annual Report on Form 10-K
             Dennison Retirement
             Plan for Directors

 (10.15)    *1988 Stock Option Plan      10.15     1987 Annual Report on Form 10-K
             for Non-- Employee
             Directors ("Director
             Plan")

 (10.15.1)  *Amendment No. 1 to 1988     10.15.1   1994 Annual Report on Form 10-K
             Stock Option Plan for
             Non-Employee Directors
             ("Director Plan")

 (10.15.2)  *Form of Non-Employee        10.15.2   1994 Annual Report on Form 10-K
             Director Stock Option
             Agreement for use under
             Director Plan

 (10.16)    *Complete Restatement        10.16     1994 Annual Report on Form 10-K
             and Amendment of Avery
             Dennison Corporation
             Executive Variable
             Deferred Compensation
             Plan

 (10.16.1)  *Form of Enrollment          10.16.1   1987 Annual Report on Form 10-K
             Agreement for use under
             Executive Variable
             Deferred Compensation
             Plan

                                      Originally
                                       Filed as
  Exhibit                              Exhibit
    No.              Item                No.                   Document
  -------            ----             ----------               --------

 (10.17)   *Complete Restatement       10.17     1994 Annual Report on Form 10-K
             and Amendment of Avery
             Dennison Corporation
             Directors Deferred
             Compensation Plan

 (10.17.1) *Form of Enrollment         10.17.2   1985 Annual Report on Form 10-K
             Agreement for use under
             Directors Deferred
             Compensation Plan

 (10.18)   *Complete Restatement       10.18     1994 Annual Report on Form 10-K
             and Amendment of Avery
             Dennison Corporation
             Directors Variable
             Deferred Compensation
             Plan

 (10.18.1) *Form of Enrollment         10.18.1   1989 Annual Report on Form 10-K
             Agreement for use under
             Directors Variable
             Deferred Compensation
             Plan

 (10.19)   *1990 Stock Option and      10.19     1989 Annual Report on Form 10-K
             Incentive Plan for Key
             Employees of Avery
             International
             Corporation ("1990
             Plan")

 (10.19.1) *Amendment No. 1 to 1990    10.19.1   1993 Annual Report on Form 10-K
             Plan

 (10.19.2) *Form of Incentive Stock    10.19.2   1991 Annual Report on Form 10-K
             Option Agreement for
             use under 1990 Plan

 (10.19.3) *Form of Non-Qualified      10.19.3   1994 Annual Report on Form 10-K
             Stock Option Agreement
             for use under 1990 Plan

 (10.19.4) *Form of Non-Qualified      10.19.4   1994 Annual Report on Form 10-K
             Stock Option Agreement
             for use under 1990 Plan
             (for LTIP Participants)

 (10.19.5) *Amendment No. 2 to 1990    10.19.5   1996 Annual Report on Form 10-K
             Plan

 (10.20.1) *1982 Incentive Stock                 Registration Statement on Form S-8
             Option Plan of Dennison              (File No. 33-35995-01)
             Manufacturing Company

 (10.20.2) *1985 Incentive Stock                 Registration Statement on Form S-8
             Option Plan of Dennison              (File No. 33-35995-01)
             Manufacturing Company

 (10.20.3) *1988 Stock Option Plan               Registration Statement on Form S-8
             of Dennison                          (File No. 33-35995-01)
             Manufacturing Company

 (10.20.4) *Amendments effective as              Registration Statement on Form S-8
             of October 16, 1990 to               (File No. 33-35995-01)
             the 1982 Incentive
             Stock Option Plan, 1985
             Incentive Stock Option
             Plan and 1988 Stock
             Option Plan of Dennison
             Manufacturing Company

 (10.21)   *1996 Stock Incentive       10.21     1996 Annual Report on Form 10-K
             Plan of Avery Dennison
             Corporation

 (10.27.1) *Amended and Restated       10.27.1   1993 Annual Report on Form 10-K
             Key Executive Long-Term
             Incentive Plan ("LTIP")

 (10.27.2) *Second Amended and                   1995 Annual Report on Form 10-K
             Restated Key Executive
             LTIP

 (10.27.3) *Third Amended and          10.27.3   1996 Annual Report on Form 10-K
             Restated Key Executive
             LTIP

                                      Originally
                                       Filed as
  Exhibit                              Exhibit
    No.              Item                No.                   Document
  -------            ----             ----------               --------

 (10.28)   *Complete Restatement       10.28     1994 Annual Report on Form 10-K
             and Amendment of Avery
             Dennison Corporation
             Executive Deferred
             Retirement Plan

 (10.28.1) *Form of Enrollment         10.28.1   1992 Annual Report on Form 10-K
             Agreement for use under
             Executive Deferred
             Retirement Plan

 (10.29)   *Executive Incentive        10.29     1993 Annual Report on Form 10-K
             Compensation Plan

 (10.30)   *Senior Executive           10.30     1993 Annual Report on Form 10-K
             Incentive Compensation
             Plan

 (10.31)   *Executive Variable         10.31     Registration Statement on Form S-8
             Deferred Retirement                  (File No. 33-63979)
             Plan

 (10.31.1) *Amended and Restated       10.31.1   1997 Annual Report on Form 10-K
             Executive Variable
             Deferred Retirement
             Plan

 (10.32)   *Benefit Restoration        10.32     1995 Annual Report on Form 10-K
             Plan

 (10.33.1) *Restated Trust             10.33.1   1997 Annual Report on Form 10-K
             Agreement for Employee
             Stock Benefit Trust

 (10.33.2) *Common Stock Purchase      10.2      Current Report on Form 8-K filed
             Agreement                            October 24, 1996

 (10.33.3) *Restated Promissory        10.33.3   1997 Annual Report on Form 10-K
             Note

 (10.34.1) *Capital Accumulation       4.1       Registration Statement on Form S-8
             Plan ("CAP")                         (File No. 333-38707)

 (10.34.2) *Trust under CAP            4.2       Registration Statement on Form S-8
                                                  (File No. 333-38707)

--------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

SUBMITTED HEREWITH:

 Exhibit
   No.                                    Item
 --------                                 ----
 3.2      Bylaws, as amended on January 28, 1999

 10.8.2.1 *Agreement dated May 1, 1998 with P.M. Neal

 10.11.1  *Amendment and Restated SERP dated April 23, 1998

 10.11.2  *Letter of Grant to P.M. Neal under SERP

 12       Computation of Ratio of Earnings to Fixed Changes

 13       Portions of Annual Report to Shareholders for fiscal year ended
          January 2, 1999

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

[Logo of Avery Dennison Corporation]