Form 10-Q
period 1999-04-03
AVERY DENNISON CORPORATION
filed 1999-05-18
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 3, 1999

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

   Number of shares of $1 par value common stock outstanding as of April 30, 1999: 113,718,746

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q
                               ------------------


                                                               Page No.
                                                               --------

Part I.  Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          April 3, 1999 and January 2, 1999                         3

       Consolidated Statement of Income
          Quarters Ended April 3, 1999 and March 28, 1998           4

       Condensed Consolidated Statement of Cash Flows
          Quarters Ended April 3, 1999 and March 28, 1998           5

       Notes to Consolidated Financial Statements                   6

Management's Discussion and Analysis of Results of Operations
   and Financial Condition                                         11

Quantitative and Qualitative Disclosures About Market Risk         15


Part II.  Other Information:

Submission of Matters to a Vote of Security Holders,
       Exhibits and Reports on Form 8-K                            16

Signatures                                                         17

                     PART I. ITEM 1. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                          April 3, 1999      January 2, 1999
                                                          -------------      ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   10.5         $   18.5
  Trade accounts receivable, net                                504.8            454.8
  Inventories, net                                              252.6            230.6
  Prepaid expenses                                               19.8             19.0
  Deferred tax assets                                            77.7             55.1
  Other current assets                                           23.4             24.0
                                                         ------------      -----------
    Total current assets                                        888.8            802.0

Property, plant and equipment, at cost                        1,893.2          1,932.6
Accumulated depreciation                                        887.2            897.0
                                                         ------------      -----------
                                                              1,006.0          1,035.6

Intangibles resulting from business acquisitions, net           258.5            145.1
Other assets                                                    161.0            159.9
                                                         ------------      -----------
                                                             $2,314.3         $2,142.6
                                                         ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt      $   43.5         $   71.3
  Accounts payable                                              278.3            269.8
  Other current liabilities                                     421.1            323.2
                                                         ------------      -----------
    Total current liabilities                                   742.9            664.3

Long-term debt                                                  548.6            465.9
Deferred taxes and other long-term liabilities                  175.7            179.1
Long-term obligation                                             88.6                -
Shareholders' equity:
  Common stock - $1 par value, authorized - 400,000,000
    shares; issued - 124,126,624 shares at April 3, 1999
    and January 2, 1999                                         124.1            124.1
  Capital in excess of par value                                769.9            587.5
  Retained earnings                                           1,176.2          1,185.1
  Cost of unallocated ESOP shares                               (18.3)           (18.3)
  Employee stock benefit trust, 14,580,431 shares              (844.7)          (677.6)
    at April 3, 1999 and 15,036,525 shares at
    January 2, 1999
  Treasury stock at cost, 10,312,839 shares at April 3,        (415.8)          (359.4)
    1999 and 9,060,617 shares at January 2, 1999
  Accumulated other comprehensive loss                          (32.9)            (8.1)
                                                          ------------      -----------
Total shareholders' equity                                      758.5            833.3
                                                         ------------      -----------
                                                             $2,314.3         $2,142.6
                                                         ============      ===========

                See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)



                                                         Quarter Ended
                                                --------------------------------
                                                April 3, 1999    March 28, 1998
                                                -------------    ---------------
Net sales                                            $933.9              $843.6

Cost of products sold                                 622.0               563.1
                                                  ---------            --------
Gross profit                                          311.9               280.5

Marketing, general and                                208.3               190.1
 administrative expense

Restructuring charge                                   65.0                   -

Interest expense                                       10.4                 8.1
                                                  ---------            --------
Income before taxes                                    28.2                82.3

Taxes on income                                         9.8                28.1
                                                  ---------            --------

Net income                                           $ 18.4              $ 54.2
                                                  =========            ========


Per share amounts:

 Net income per common share                         $  .19              $  .53

 Net income per common share, assuming dilution         .18                 .52

 Dividends                                              .24                 .21

Average shares outstanding:

 Common shares                                        99.4               102.2

 Common shares, assuming dilution                    101.5               105.0



                 See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)



                                                                                       Quarter Ended
                                                                              --------------------------------
                                                                              April 3, 1999     March 28, 1998
                                                                              -------------     --------------
Operating Activities:
--------------------
Net income                                                                         $ 18.4               $ 54.2
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Restructuring charge                                                               65.0                    -
  Depreciation                                                                       31.7                 27.1
  Amortization                                                                        4.8                  2.9
  Deferred taxes                                                                    (22.2)                 (.7)
  Changes in assets and liabilities, net of the effect of                           (29.8)               (35.2)
    foreign currency translation, business divestitures,
    acquisitions and restructuring charge
                                                                              -----------      ---------------
Net cash provided by operating activities                                            67.9                 48.3
                                                                              -----------      ---------------
Investing Activities:
--------------------
Purchase of property, plant and equipment                                           (23.9)               (36.8)
Payments for acquisitions                                                           (35.1)                (2.7)
Other                                                                                (6.8)                 1.3
                                                                              -----------      ---------------
Net cash used in investing activities                                               (65.8)               (38.2)
                                                                              -----------      ---------------

Financing Activities:
--------------------
Net increase in short-term debt                                                      57.2                 70.0
Net decrease in long-term debt                                                        (.2)                (5.4)
Dividends paid                                                                      (27.3)               (24.8)
Purchase of treasury stock                                                          (56.4)               (58.0)
Proceeds from exercise of stock options                                               7.9                 10.5
Other                                                                                 9.3                 (2.1)
                                                                              -----------      ---------------
Net cash used in financing activities                                                (9.5)                (9.8)
                                                                              -----------      ---------------
Effect of foreign currency translation on cash balances                               (.6)                   -
                                                                              -----------      ---------------
(Decrease) increase in cash and cash equivalents                                     (8.0)                  .3
                                                                              -----------      ---------------
Cash and cash equivalents, beginning of period                                       18.5                  3.3
                                                                              -----------      ---------------
Cash and cash equivalents, end of period                                           $ 10.5               $  3.6
                                                                              ===========      ===============


                                See Notes to Consolidated Financial Statements

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General

   The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. Certain prior year amounts have been reclassified to conform with current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 1998 annual financial statements and notes.

   The first quarters of 1999 and 1998 consisted of thirteen-week periods ending April 3, 1999 and March 28, 1998, respectively. The interim results of operations are not necessarily indicative of future financial results.

2. Restructuring

   In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a one-time pre-tax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis, in the first quarter of 1999.

   The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close eight manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities.

   The significant components of the restructuring charge and the accrual balance as of April 3, 1999 (included within "Other current liabilities") were as follows:

   (In millions)                           Charge    Amounts Utilized   Liability Balance
                                           ------    ----------------   -----------------

   Severance and related costs                $35.1         $5.6              $29.5
   Asset write-downs                           29.9          0.4               29.5
                                           --------      -------           --------
                                              $65.0         $6.0              $59.0
                                           ========      =======           ========

   Severance and related costs represent cash to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value.

   At the end of the quarter, four plant closures had commenced and approximately 300 employees had left the Company. The Company expects to complete the restructuring program in the year 2000.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 3.  Net Income Per Share

     Net income per common share amounts were computed as follows:

     (In millions, except per share amounts)

                                                                April 3, 1999                 March 28, 1998
     (A)  Net income available to common shareholders                      $   18.4                     $   54.2
                                                        ===========================    =========================
     (B)  Weighted average number of common shares
          outstanding                                                          99.4                        102.2

          Additional common shares issuable
          under employee stock options using the
          treasury stock method                                                2.1                          2.8
                                                        ---------------------------    -------------------------
     (C)  Weighted average number of common shares
          outstanding assuming the exercise
          of stock options                                                    101.5                        105.0
                                                        ===========================    =========================

     Net income per common share (A) / (B)                                 $    .19                     $    .53
                                                        ===========================    =========================
     Net income per common share,
     assuming dilution (A) / (C)                                                .18                          .52
                                                        ===========================    =========================


4. Comprehensive Income

   Comprehensive income includes net income and foreign currency translation adjustments that is currently presented as a component of shareholders' equity. The Company's total comprehensive (loss) income for the three months ended April 3, 1999 and March 28, 1998 was $(6.4) million and $44 million, respectively.

5. Foreign Currency Translation

   Beginning in 1999, Mexico was no longer treated as being in a hyperinflationary economy for accounting purposes. Transactions in foreign currencies and translation of financial statements operating in a hyperinflationary economy (Mexican operations) had no impact on net income for the first quarter of 1999 and resulted in a loss of $1 million for the first quarter of 1998.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.   Financial Instruments

     The Company enters into foreign exchange forward, option and swap contracts and interest rate contracts to manage exposure to fluctuations in foreign currency exchange and interest rates. The Company does not hold or purchase any foreign currency or interest rate contracts for trading purposes.

     Foreign exchange forward, option and swap contracts that hedge existing assets, liabilities or firm commitments are measured at fair value and the related gains and losses on these contracts are recognized in net income currently. Foreign exchange forward and option contracts that hedge forecasted transactions are measured at fair value, and the related gains and losses on these contracts are deferred and subsequently recognized in net income in the period in which the underlying transaction is consummated. In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the instrument in net income currently.

     Gains and losses resulting from foreign exchange forward, option and swap contracts are recorded in the same category as the related item being hedged. Cash flows from the use of financial instruments are reported in the same category as the hedged item in the Condensed Consolidated Statement of Cash Flows. Gains and losses on contracts used to hedge the value of investments in certain foreign subsidiaries are included in a component of other comprehensive income.

     The net amounts paid or received on interest rate agreements are recognized as adjustments to interest expense over the terms of the agreements. Contract premiums paid, if any, are amortized to interest expense over the terms of the underlying instruments.

 7.  Inventories

     Inventories consisted of (in millions):

                             April 3, 1999       January 2, 1999
                             -------------       ---------------

     Raw materials               $ 74.9              $ 69.2
     Work-in-progress              73.8                66.6
     Finished goods               130.5               121.4
     LIFO adjustment              (26.6)              (26.6)
                                 ------              ------
                                 $252.6              $230.6
                                 ======              ======

8.   Intangibles Resulting From Business Acquisitions

     Accumulated amortization of intangible assets at April 3, 1999 and January 2, 1999 was $56.5 million and $55.6 million, respectively.

9.   Research and Development

     Research and development expense for the first quarters of 1999 and 1998 was $15.6 million and $16.2 million, respectively.

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

10.  Contingencies

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

                          AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

11.  Segment Information

     Financial information by reportable operating segment is set forth below:

     (In millions)                                                  April 3, 1999   March 28, 1998
     ---------------------------------------------------------------------------------------------
     Net sales:
     Pressure-sensitive Adhesives and Materials                         $498.3           $464.1
     Consumer and Converted Products                                     476.4            421.6
     Intersector                                                         (40.8)           (42.1)
     ------------------------------------------------------------------------------------------
     Net sales                                                          $933.9           $843.6
     ==========================================================================================
     Income (loss) from operations before interest and taxes:
     Pressure-sensitive Adhesives and Materials                         $ 26.7           $ 46.4
     Consumer and Converted Products                                      23.0             50.8
     Corporate administrative and research and                           (11.1)            (6.8)
         development expenses
     ------------------------------------------------------------------------------------------
                                                                        $ 38.6           $ 90.4
     Interest expense                                                    (10.4)            (8.1)
     ------------------------------------------------------------------------------------------
     Income before taxes                                                $ 28.2           $ 82.3
     ==========================================================================================

     First quarter 1999 results include a one-time pretax restructuring charge of $65 million, which affected segment reporting as follows: $25.1 million to the Pressure-sensitive Adhesives and Materials segment, $37.6 million to the Consumer and Converted Products segment, and $2.3 million to Corporate. See Note 2 for additional information regarding the Company's first quarter 1999 restructuring charge.


12.  Future Accounting Requirements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income. The new rules will be effective the first quarter of 2000. The Company is in the process of determining the impact of this new standard and, based on current market conditions, anticipates that this standard will not have a material impact on the Company's financial results when effective.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter
--------------------------------------

Quarterly sales increased to $933.9 million, a 10.7 percent increase over first quarter 1998 sales of $843.6 million. Excluding sales growth due to recent acquisitions, the Zweckform venture in Germany, and a small benefit from the impact of currency, sales grew 5.5 percent

Gross profit margin increased to 33.4 percent for the quarter compared to 33.3 percent for the first quarter of 1998. The improvement was primarily due to raw material and manufacturing cost reductions.

Marketing, general and administrative expense, as a percent of sales, improved to 22.3 percent from 22.5 percent for the first quarter of 1998, primarily due to the benefit from cost reduction actions taken in the second half of 1998, as well as ongoing tight cost controls.

In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a one-time pre-tax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis, in the first quarter of 1999. The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close eight manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities. The restructuring charge includes severance and related costs for approximately 1,500 positions ($35.1 million), and asset write-downs ($29.9 million). Severance and related costs represent cash to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value. At the end of the first quarter, 1999, four plant closures had commenced and approximately 300 employees had left the Company. In addition, approximately $5.6 million had been paid for severance and related costs and $.4 million had been utilized in asset write-downs. The Company expects to complete the restructuring program in the year 2000. The Company expects 1999 and 2000 pretax savings in the range of $15 million to $18 million and $38 million to $40 million, respectively. When fully implemented, the Company estimates annual savings of approximately $58 million to $62 million.

Interest expense increased to $10.4 million for the quarter compared to $8.1 million a year ago, primarily reflecting increased debt to fund share repurchase, acquisitions and capital expenditures. In addition, the Company recorded lower capitalized interest due to the decrease in capital spending compared to the same period last year. Income before taxes, as a percent of sales, was 3 percent compared to 9.8 percent a year ago, reflecting the $65 million restructuring charge. Excluding the restructuring charge, income before taxes, as a percent of sales increased to 10 percent. The effective tax rate was
34.8 percent for the first quarter of 1999 compared to 34.1 percent for the first quarter of 1998, primarily due to a different geographic mix of income. The Company estimates that the effective tax rate for 1999 will be 34.5 to 35 percent.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter (continued)
--------------------------------------------------

Net income totaled $18.4 million compared to $54.2 million in the first quarter of 1998. Excluding the restructuring charge in the first quarter of 1999, net income increased 12.4 percent to $60.9 million. Net income, as a percent of sales, was 2 percent for the first quarter of 1999 and 6.4 percent for the same period last year. Excluding the restructuring charge, net income, as a percent of sales increased to 6.5 percent.

Net income per common share for the quarter was $.19 compared to $.53 in the first quarter of 1998. Excluding the restructuring charge, net income per common share for the quarter increased 15.1 percent to $.61 compared to the same period last year. Net income per common share, assuming dilution, was $.18 for the first quarter of 1999 and $.52 for the first quarter of 1998. Excluding the restructuring charge, net income per common share, assuming dilution, was $.60 for the first quarter of 1999, a 15.4 percent increase year over year.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

(In millions)                                       April 3, 1999       March 28, 1998
---------------------------------------------------------------------------------------
Net Sales                                                $498.3               $464.1

Income from operations before interest and taxes           26.7                 46.4
---------------------------------------------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the first quarter of 1999 compared to the same period last year. The segment's income results include a pretax restructuring charge of $25.1 million ($15.4 million in the U.S. operations and $9.7 million in the international operations). Excluding this charge, segment income increased compared to the first quarter of 1998. Sales increased in the U.S. operations primarily due to strong unit volume growth in the core U.S. roll materials business, particularly in sales of film and specialty products. Income from the U.S. operations, excluding the first quarter 1999 restructuring charge, improved primarily due to sales growth and margin improvement in the U.S. materials business attributed to cost reduction actions taken in the prior year and early benefits of the Six Sigma program (Six Sigma is a program designed to reduce the number of defects which will improve productivity and quality, while reducing costs). Total international operations in the segment reported increased sales, reflecting unit volume growth in Europe and the roll materials business in Asia. Excluding the restructuring charge, income from the international operations increased primarily due to improved profitability in the Asian and Latin American businesses.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter (continued)
--------------------------------------------------

Consumer and Converted Products:

(In millions)                                        April 3, 1999          March 28, 1998
------------------------------------------------------------------------------------------
Net Sales                                                   $476.4                  $421.6

Income from operations before interest and taxes              23.0                    50.8
------------------------------------------------------------------------------------------

The Consumer and Converted Products segment reported increased sales for the first quarter of 1999 compared to the same period last year. The segment's income results include a pretax restructuring charge of $37.6 million ($24.3 million in the U.S. operations and $13.3 million in the international operations). Excluding this charge, segment income increased compared to first quarter 1998. Increased sales in the U.S. operations were primarily led by recent acquisitions. Excluding the restructuring charge, income in the U.S. operations improved primarily due to the increase in profitability of Avery-brand products. The international operations reported increased sales primarily due to the recent Zweckform venture and the worldwide ticketing business. Income for the international operations, excluding the restructuring charge, improved primarily due to the worldwide European office products business and the worldwide ticketing business.

Financial Condition
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, decreased to 5.1 percent from 7.3 percent a year ago. The decrease was primarily due to increased sales, reduced days sales outstanding in accounts receivable and accruals recorded for the restructuring charge. The average number of days sales outstanding in accounts receivable decreased to 49 days compared to 52 days a year ago; average inventory turnover for the first quarters of 1999 and 1998 was 9.8 turns.

Net cash flows provided by operating activities totaled $67.9 million for the first quarter of 1999 compared to $48.3 million for the first quarter of 1998. The improvement in net cash flows provided by operating activities was primarily due to higher net income (before the restructuring charge) and reductions in working capital requirements.

Capital spending for the quarter was $23.9 million compared to $36.8 million for the first quarter of 1998. This decrease was primarily due to the high spending requirements for certain geographic expansions last year. Total capital spending for 1999 is expected to be approximately $150 million. In addition to cash flows from operations, the Company has more than adequate financing arrangements to conduct its operations.

During the first quarter of 1999, total debt increased $54.9 million to $592.1 million from year end 1998. Total debt to total capital was 43.8 percent as of the end of the first quarter of 1999 and 39.2 percent at year end 1998. During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission, $150 million in principal amount of uncollaterized medium-term notes, of which $110 million in notes had been issued as of year end 1998. No notes were issued in the first quarter of 1999. Proceeds from the medium-term notes have been used to refinance short-term debt and for other general corporate purposes.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition (continued)
------------------- -----------

On January 12, 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH (Zweckform), a German office products supplier. The Company's aggregate cost basis in this venture was financed through available cash resources of approximately $23 million and the assumption of an obligation as reported in the "Long-term obligation" line on the Condensed Consolidated Balance Sheet. The entire obligation is scheduled to be paid in 2004. The excess of the cost-basis over the fair value of net assets acquired was approximately $105.3 million at the end of first quarter 1999.

Shareholders' equity decreased to $758.5 million from $833.3 million at year end 1998. During the first quarter of 1999, the Company purchased 1.25 million shares of common stock at a cost of $56.4 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, increased during the quarter by $167.1 million to $844.7 million from year end 1998.

Future Accounting Requirements
------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income. The new rules will be effective the first quarter of 2000. The Company is in the process of determining the impact of this new standard and, based on current market conditions, anticipates that it will not have a material impact on the Company's financial results when effective.

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

The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) continues to be tracked in phases including assessment, identification of non-compliant systems, remediation, testing and verification. Hardware, software and embedded processors have been assessed and remediation is in progress. The Company's Y2K project is progressing and a large portion of its internal remediation work was completed at the end of first quarter 1999. The Company is using internal and external resources to remediate and test its systems.

The Company has initiated communications with significant vendors and customers to coordinate the Y2K issue, and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues. There can be no guarantee that the systems of other companies will be remediated on a timely basis, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company. The Company continues to develop contingency plans to mitigate risks associated with the Y2K issue.

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

The Company presently believes that, with remediation, Y2K risks can be mitigated. Although the Company is not currently aware of any material internal operational or financial Y2K related issues, the Company cannot provide assurances that the computer systems, products, services or other systems upon which the Company depends will be Y2K compliant on schedule, that the costs of its Y2K program will not become material, or that the Company's contingency plans will be adequate. The Company is currently unable to evaluate accurately the magnitude, if any, of the Y2K related issues arising from the Company's vendors and customers. If any such risks (either with respect to the Company or its vendors or customers) materialize, the Company could experience serious consequences to its business which could have material adverse effects on the Company's financial condition, results of operations and liquidity.

Safe Harbor Statement
---------------------

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended January 2, 1999 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, customer and supplier and manufacturing concentrations, changes in customer order patterns and inventory levels, increased competition, loss of significant customer(s), impact of Year 2000 issues and the euro conversion, legal proceedings, fluctuations in foreign exchange rates or other risks associated with foreign operations, changes in economic or political conditions, and other factors.

Any forward looking statements should be considered in light of the factors detailed in Exhibit 99 in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended January 2, 1999.

                          PART II. OTHER INFORMATION
                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES

ITEMS 1, 2 AND 3.  Not applicable.
----------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The registrant held its annual stockholders' meeting on April 29, 1999. The stockholders voted to reelect four directors to the Board of Directors as follows:

                                           Number of Shares Votes/1/
                                       -------------------------------
                                         For                Withheld
                                       ----------         ------------
        Charles D. Miller              101,911,899           1,263,848

        Richard M. Ferry               101,953,534           1,222,213

        Dwight L. Allison, Jr.         101,936,335           1,239,412

        Kent Kresa                     100,993,187           2,182,560

/1/There were no abstentions or shares otherwise not voted by brokers.

The results of the voting on the following additional items were as follows:

                                                                                                        Broker
                                                         For           Against        Abstained        Non-Votes
                                                    ------------    -------------    ------------   ----------------
Reapproval of the Senior Executive Leadership          96,946,710       4,563,101        1,665,936           -
  Compensation Plan

Reapproval of the Executive Long-Term                  96,201,024       5,205,275        1,769,448           -
  Incentive Plan

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
a. Exhibits:   3(ii) Bylaws of Avery Dennison Corporation - amended and
                     restated April 29, 1999

               12    Computation of Ratio of Earnings to Fixed Charges

               27    Financial Data Schedule

b. Reports on Form 8-K: Registrant filed a current report on Form 8-K on January 26, 1999, with respect to fourth quarter and year end results, and a restructuring charge in the first quarter of 1999.

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


                                         AVERY DENNISON CORPORATION
                                         --------------------------
                                              (Registrant)



                                         s/ Robert M. Calerdoni
                                         ----------------------
                                         Robert M. Calderoni
                                         Senior Vice President, Finance, and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



                                         s/ Thomas E. Miller
                                         -------------------
                                         Thomas E. Miller
                                         Vice President and Controller
                                         (Chief Accounting Officer)


                                         May 18, 1999