Form 10-Q
period 1999-07-03
AVERY DENNISON CORPORATION
filed 1999-08-16
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 3, 1999

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


   Indicate by a check X whether the registrant (1) has filed all reports
                      ---
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes  X      No
                                                ---        ---

   Number of shares of $1 par value common stock outstanding as of July 30, 1999: 113,602,183

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q
                               ------------------


                                                                           Page No.
                                                                           --------

Part I.  Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          July 3, 1999 and January 2, 1999                                      3

       Consolidated Statement of Income
          Three and Six Months Ended July 3, 1999 and June 27, 1998             4

       Condensed Consolidated Statement of Cash Flows
          Six Months Ended July 3, 1999 and June 27, 1998                       5

       Notes to Consolidated Financial Statements                               6

Management's Discussion and Analysis of Results of Operations and
  Financial Condition                                                          11

Quantitative and Qualitative Disclosures About Market Risk                     18


Part II.  Other Information:

Exhibits and Reports on Form 8-K                                               19

Signatures                                                                     20

                     PART I. ITEM 1. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                                                    July 3, 1999              January 2, 1999
                                                                                  -----------------          ------------------
ASSETS
Current assets:
Cash and cash equivalents                                                             $    6.3                   $   18.5
Trade accounts receivable, net                                                           540.7                      454.8
Inventories, net                                                                         251.5                      230.6
Prepaid expenses                                                                          19.5                       19.0
Deferred tax assets                                                                       70.7                       55.1
Other current assets                                                                      24.0                       24.0
                                                                                      --------                   --------
  Total current assets                                                                   912.7                      802.0

Property, plant and equipment, at cost                                                 1,894.0                    1,932.6
Accumulated depreciation                                                                 896.8                      897.0
                                                                                      --------                   --------
                                                                                         997.2                    1,035.6

Intangibles resulting from business acquisitions, net                                    252.4                      145.1
Other assets                                                                             163.8                      159.9
                                                                                      --------                   --------

                                                                                      $2,326.1                   $2,142.6
                                                                                      ========                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt and current portion of long-term debt                                 $   23.4                   $   71.3
Accounts payable                                                                         278.7                      269.8
Other current liabilities                                                                451.9                      323.2
                                                                                      --------                   --------
  Total current liabilities                                                              754.0                      664.3

Long-term debt                                                                           516.5                      465.9
Deferred taxes and other long-term liabilities                                           184.3                      179.1
Long-term obligation                                                                      85.8                          -
Shareholders' equity:
Common stock - $1 par value authorized - 400,000,000 shares;
  issued - 124,126,624 shares at July 3, 1999 and
  January 2, 1999                                                                        124.1                      124.1
Capital in excess of par value                                                           814.7                      587.5
Retained earnings                                                                      1,212.5                    1,185.1
Cost of unallocated ESOP shares                                                          (18.3)                     (18.3)
Employee stock benefit trusts, 14,228,047 shares at July 3, 1999 and
  15,036,525 shares at January 2, 1999                                                  (879.5)                    (677.6)
Treasury stock at cost, 10,448,799 shares at July 3, 1999 and 9,060,617
  shares at January 2, 1999                                                             (425.0)                    (359.4)
Accumulated other comprehensive loss                                                     (43.0)                      (8.1)
                                                                                      --------                   --------
  Total shareholders' equity                                                             785.5                      833.3
                                                                                      --------                   --------

                                                                                      $2,326.1                   $2,142.6
                                                                                      ========                   ========

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)



                                                   Three Months Ended                                    Six Months Ended
                                         -----------------------------------------        -----------------------------------------
                                            July 3, 1999            June 27, 1998           July 3, 1999            June 27, 1998
                                         -----------------        -----------------       -----------------        ----------------
Net sales                                      $928.5                   $871.5                 $1,862.4                $1,715.1
Cost of products sold                           614.3                    580.2                  1,236.3                 1,143.3
                                               ------                   ------                 --------                --------
Gross profit                                    314.2                    291.3                    626.1                   571.8
Marketing, general and                          207.3                    196.0                    415.6                   386.1
  administrative expense
Restructuring charge                                -                        -                     65.0                       -
Interest expense                                  9.2                      8.5                     19.6                    16.6
                                               ------                   ------                 --------                --------
Income before taxes                              97.7                     86.8                    125.9                   169.1
Taxes on income                                  34.0                     29.4                     43.8                    57.5
                                               ------                   ------                 --------                --------

Net income                                     $ 63.7                   $ 57.4                 $   82.1                $  111.6
                                               ======                   ======                 ========                ========

Per share amounts:
Net income per common share                    $  .64                   $  .56                 $    .83                $   1.09
Net income per common share,                      .63                      .55                      .81                    1.07
    assuming dilution
Dividends                                         .24                      .21                      .48                     .42

Average shares outstanding:
Common shares                                    99.4                    101.7                     99.4                   102.0
Common shares, assuming dilution                101.7                    104.4                    101.6                   104.7


                 See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)



                                                                                  Six Months Ended
                                                                    -------------------------------------------
                                                                       July 3, 1999            June 27, 1998
                                                                    ------------------       ------------------
Operating Activities:
---------------------
Net income                                                                $  82.1                   $111.6

Adjustments to reconcile net income to net cash provided
 by operating activities:
 Restructuring charge                                                        65.0                        -
 Depreciation                                                                62.8                     55.3
 Amortization                                                                 9.6                      6.0
 Deferred taxes                                                             (13.2)                    (1.3)
 Net change in assets and liabilities, net of the effect of
   foreign currency translation, business divestitures,
   acquisitions and restructuring charge                                    (21.5)                   (23.5)
                                                                          -------                   ------
Net cash provided by operating activities                                   184.8                    148.1
                                                                          -------                   ------

Investing Activities:
---------------------
Purchase of property, plant and equipment                                   (58.6)                   (74.4)
Payments for acquisitions                                                   (32.5)                    (3.1)
Other                                                                         (.8)                    (6.0)
                                                                          -------                   ------
Net cash used in investing activities                                       (91.9)                   (83.5)
                                                                          -------                   ------

Financing Activities:
---------------------
Net increase in short-term debt                                               4.0                     68.5
Net decrease in long-term debt                                                (.3)                    (5.3)
Dividends paid                                                              (54.7)                   (49.5)
Purchase of treasury stock                                                  (65.6)                   (91.8)
Proceeds from exercise of stock options                                      11.9                     15.2
Other                                                                           -                     (1.3)
                                                                          -------                   ------
Net cash used in financing activities                                      (104.7)                   (64.2)
                                                                          -------                   ------
Effect of foreign currency translation on cash balances                       (.4)                       -
                                                                          -------                   ------
(Decrease) increase in cash and cash equivalents                            (12.2)                      .4
                                                                          -------                   ------
Cash and cash equivalents, beginning of period                               18.5                      3.3
                                                                          -------                   ------
Cash and cash equivalents, end of period                                  $   6.3                   $  3.7
                                                                          =======                   ======

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

   The second quarters of 1999 and 1998 consisted of thirteen-week periods ending July 3, 1999 and June 27, 1998, respectively. The interim results of operations are not necessarily indicative of future financial results.


2. Restructuring

   In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a one-time pretax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis, in the first quarter of 1999.

   The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close eight manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities.

   The significant components of the restructuring charge and the remaining balance as of July 3, 1999 (included within "Other current liabilities") were as follows:

(In millions)                                Charge             Amounts Utilized           Balance
                                    ---------------------    -------------------    -------------------
Severance and related costs                         $35.1                  $10.1                  $25.0
Asset write-downs                                    29.9                    7.0                   22.9
                                    ---------------------    -------------------    -------------------
                                                    $65.0                  $17.1                  $47.9
                                    =====================    ===================    ===================

   Severance and related costs represent cash to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal.

   At the end of the second quarter, five plant closures had commenced and approximately 500 employees had left the Company. The Company expects to complete the restructuring program in the year 2000.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3. Net Income Per Share

   Net income per common share amounts were computed as follows:

   (In millions, except per share amounts)

                                                      Three Months Ended                         Six Months Ended
                                            -----------------------------------------  -----------------------------------
                                               July 3, 1999         June 27, 1998        July 3, 1999        June 27, 1998
                                            -------------------  --------------------  ------------------  ---------------
(A)    Net income available to common
       shareholders                                     $ 63.7             $ 57.4                $ 82.1             $111.6
                                            ===================  ====================  ==================  ===============
(B)    Weighted average number of                         99.4              101.7                  99.4              102.0
       common shares outstanding

       Additional common shares issuable
       under employee stock options
       using the treasury stock method                     2.3                2.7                   2.2                2.7
                                            -------------------  --------------------  ------------------  ---------------
(C)    Weighted average number of
       common shares outstanding
       assuming the exercise of stock
       options                                           101.7              104.4                 101.6              104.7
                                            ===================  ====================  ==================  ===============
       Net income per common share (A) /
       (B)                                              $  .64             $  .56                $  .83             $ 1.09
                                            ===================  ====================  ==================  ===============
       Net income per common share,
       assuming dilution (A) / (C)                      $  .63             $  .55                $  .81             $ 1.07
                                            ===================  ====================  ==================  ===============


4. Comprehensive Income

   Comprehensive income includes net income and foreign currency translation adjustments that are currently presented as a component of shareholders' equity. The Company's total comprehensive income for the three and six months ended July 3, 1999 was $53.6 million and $47.2 million, respectively. For the three and six months ended June 27, 1998 total comprehensive income was $63.4 million and $107.4 million, respectively.


5. Foreign Currency Translation

   Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during 1999 resulted in a loss of $1.1 million for the three and six months ended July 3, 1999. For the three and six months ended June 27, 1998, the Company recorded losses of $.4 million and $1.4 million, respectively. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 1999 and Mexico for 1998.

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


7. Inventories

   Inventories consisted of (in millions):

                                                      July 3, 1999                 January 2, 1999
                                               -----------------------       ------------------------
Raw materials                                                   $ 78.4                         $ 69.2
Work-in-progress                                                  66.3                           66.6
Finished goods                                                   133.2                          121.4
LIFO adjustment                                                  (26.4)                         (26.6)
                                               -----------------------       ------------------------
                                                                $251.5                         $230.6
                                               =======================       ========================


8. Intangibles Resulting From Business Acquisitions

   Accumulated amortization of intangible assets at July 3, 1999 and January 2, 1999 was $58.1 million and $55.6 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

9.   Research and Development

     Research and development expense for the three and six months ended July 3, 1999 was $14.9 million and $30.5 million, respectively. For the three and six months ended June 27, 1998, research and development expense was $17.4 million and $33.6 million, respectively.


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

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

11.  Segment Information

     Financial information by reportable operating segment is set forth below:

                                                        Three Months Ended                        Six Months Ended
                                               -----------------------------------     -------------------------------------
(In millions)                                      July 3, 1999      June 27, 1998         July 3, 1999       June 27, 1998
----------------------------------------------------------------------------------     -------------------------------------
Net sales:
Pressure-sensitive Adhesives and Materials             $489.0            $469.3              $  988.4            $  933.4
Consumer and Converted Products                         484.7             436.8                 961.1               858.4
Intersector                                             (45.2)            (34.6)                (87.1)              (76.7)
----------------------------------------------------------------------------------     -------------------------------------
Net sales                                              $928.5            $871.5              $1,862.4            $1,715.1
==================================================================================     =====================================
Income (loss) from operations before
   interest and taxes:
Pressure-sensitive Adhesives and Materials             $ 50.9            $ 43.5              $   77.6            $   89.8
Consumer and Converted Products                          63.6              55.3                  86.6               106.5
Corporate administrative and research and
   development expenses                                  (7.6)             (3.5)                (18.7)              (10.6)
----------------------------------------------------------------------------------     -------------------------------------
                                                       $106.9            $ 95.3              $  145.5            $  185.7
Interest expense                                         (9.2)             (8.5)                (19.6)              (16.6)
----------------------------------------------------------------------------------     -------------------------------------
Income before taxes                                    $ 97.7            $ 86.8              $  125.9            $  169.1
==================================================================================     =====================================


     Results for the six months ended July 3, 1999 include a one-time pretax restructuring charge of $65 million, which was recorded in the first quarter of 1999. The charge affected segment reporting as follows: $25.1 million to the Pressure-sensitive Adhesives and Materials segment, $37.6 million to the Consumer and Converted Products segment, and $2.3 million to Corporate. See Note 2 for additional information regarding the Company's 1999 restructuring charge.


12.  Future Accounting Requirements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income. The new rules will be effective the first quarter of 2001. The Company is in the process of determining the impact of this new standard and, based on current market conditions, anticipates that it will not have a material impact on the Company's financial results when effective.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter
--------------------------------------

Quarterly sales increased to $928.5 million, a 6.5 percent increase over second quarter 1998 sales of $871.5 million. Excluding sales growth due to recent acquisitions, the Zweckform venture and the impact of currency, sales grew 4.3 percent.

Gross profit margin increased to 33.8 percent for the quarter compared to 33.4 percent for the second quarter of 1998. The improvement was primarily due to sales growth, cost reduction initiatives and productivity improvements.

Marketing, general and administrative expense, as a percent of sales, decreased to 22.3 percent compared to 22.5 percent for the second quarter of 1998, primarily due to the benefit from cost reduction actions taken in the second half of 1998, as well as ongoing cost reduction initiatives.

Interest expense increased to $9.2 million for the quarter, compared to $8.5 million a year ago, primarily reflecting increased debt to fund acquisitions and share repurchase. Income before taxes, as a percent of sales, increased to 10.5 percent from 10 percent a year ago, primarily as a result of improved operational efficiencies. The effective tax rate increased to 34.8 percent for the quarter compared to 33.9 percent for the second quarter of 1998, primarily due to a different geographic mix of income.

Net income increased 11 percent to $63.7 million compared to $57.4 million in the second quarter of 1998. Net income per common share for the quarter was $.64 compared to $.56 in the same period last year, a 14.3 percent increase. Net income per common share, assuming dilution, was $.63 for the second quarter of 1999 and $.55 for the second quarter of 1998, a 14.5 percent increase year over year.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:                              Three Months Ended
                                                         ----------------------------------------------
(In millions)                                                   July 3, 1999          June 27, 1998
-------------------------------------------------------------------------------------------------------
Net sales                                                                 $489.0                 $469.3
Income from operations before interest and taxes                            50.9                   43.5
-------------------------------------------------------------------------------------------------------


The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for the second quarter of 1999 compared to the same period last year. Increased sales in the U.S. were primarily led by unit volume growth in the core U.S. roll materials business, particularly in sales of film and specialty products. In addition, sales also increased in the specialty tape business. Income from the U.S. operations improved, reflecting benefits from the Six Sigma and restructuring programs and unit volume growth primarily in the U.S. roll materials business and specialty tape business. Total international operations in the segment reported increased sales, reflecting unit volume growth in Asia, Europe and Latin America, which were partially offset by changes in foreign currency rates. Income for the international operations increased primarily due to improved profitability in the Asian and Latin American businesses.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Consumer and Converted Products:                                        Three Months Ended
                                                         ----------------------------------------------
(In millions)                                                   July 3, 1999          June 27, 1998
-------------------------------------------------------------------------------------------------------
Net sales                                                                 $484.7                 $436.8
Income from operations before interest and taxes                            63.6                   55.3
-------------------------------------------------------------------------------------------------------


The Consumer and Converted Products segment reported increased sales and income for the second quarter of 1999 compared to the same period last year. Sales in the U.S. operations improved primarily due to recent acquisitions and unit volume growth in Avery-brand products and high performance films. Income from the U.S. operations increased, reflecting benefits from the restructuring program and unit volume growth, particularly from new products and high performance films. The international operations reported increased sales primarily due to the recent Zweckform venture and sales growth in the worldwide ticketing business. Income for the international operations improved primarily due to improved profitability in the office products businesses in Europe and Asia, and the worldwide ticketing business. The segment was impacted by decreased sales and income in the battery label business. A key customer in this business made a product mix change in its battery lines, resulting in a partial shift from higher-priced tester labels to standard battery labels. The Company expects this negative year-to-year comparison to continue for the next three quarters in its battery label business.


Results of Operations: Six Months Year-To-Date
----------------------------------------------

Sales for the first six months of 1999 increased 8.6 percent to $1.86 billion compared to $1.72 billion in the corresponding period of 1998. Excluding sales growth due to recent acquisitions, the Zweckform venture and impact of currency, sales increased 4.8 percent.

Gross profit margin for the first six months increased to 33.6 percent compared to 33.3 percent for the first six months of 1998. The improvement was due to sales growth, cost reduction initiatives and productivity improvements.

Marketing, general and administrative expense, as a percent of sales, for the first six months decreased to 22.3 percent compared to 22.5 percent for the first six months of 1998, primarily due to the benefit from cost reduction actions taken in the second half of 1998, as well as ongoing cost reduction initiatives.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a one-time pretax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis, in the first quarter of 1999. The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close eight manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities. The restructuring charge includes severance and related costs for approximately 1,500 positions ($35.1 million), and asset write-downs ($29.9 million). Severance and related costs represent cash to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal. At the end of the second quarter, 1999, five plant closures had commenced and approximately 500 employees had left the Company. In addition, $10.1 million had been paid for severance and related costs and $7 million had been utilized in asset write-downs. The Company expects 1999 and 2000 pretax savings in the range of $17 million to $18 million and $38 million to $40 million, respectively. When fully implemented, the Company estimates annual pretax savings of approximately $58 million to $62 million.

Interest expense increased to $19.6 million for the first six months compared to $16.6 million for the first six months of 1998, primarily reflecting increased debt to fund acquisitions and share repurchase. Income before taxes, as a percent of sales, was 6.8 percent compared to 9.9 percent for 1998, reflecting the $65 million restructuring charge. Excluding the restructuring charge, income before taxes, as a percent of sales, increased to 10.3 percent for the first six months of 1999. The year-to-date effective tax rate increased to 34.8 percent for 1999 from 34 percent for 1998 primarily due to a different geographic mix of income. The Company estimates that the effective tax rate for 1999 will be 34.5 percent to 35 percent.

Net income totaled $82.1 million compared to $111.6 million in the first six months of 1998. Excluding the restructuring charge in the first quarter of 1999, net income increased 11.6 percent to $124.5 million. Net income, as a percent of sales, was 4.4 percent for the first six months of 1999 and 6.5 percent for the same period last year. Excluding the restructuring charge, net income, as a percent of sales, increased to 6.7 percent.

Net income per common share for the first six months was $.83 compared to $1.09 for the same period last year. Excluding the restructuring charge, net income per common share for the first six months increased 14.7 percent to $1.25 compared to the same period last year. Net income per common share, assuming dilution, was $.81 for the first six months of 1999 and $1.07 for the first six months of 1998. Excluding the restructuring charge, net income per common share, assuming dilution, was $1.23 for the first six months of 1999, a 15 percent increase year over year.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:                                   Six Months Ended
                                                               -------------------------------------------
(In millions)                                                         July 3, 1999          June 27, 1998
----------------------------------------------------------------------------------------------------------
Net sales                                                                 $988.4                 $933.4
Income from operations before interest and taxes                            77.6                   89.8
----------------------------------------------------------------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the first six months of 1999 compared to the same period last year. The segment's income results include a pretax restructuring charge recorded in the first quarter of 1999 of $25.1 million ($15.4 million in the U.S. operations and $9.7 million in the international operations). Excluding this charge, segment income increased compared to the first six months of 1998. Sales increased in the U.S. operations primarily due to unit volume growth in the core U.S. roll materials business, particularly in sales of film and specialty products. Income from U.S. operations, excluding the restructuring charge, improved primarily due to sales growth and margin improvement in the U.S. materials business attributed to cost reductions actions from the Six Sigma and restructuring programs. Total international operations in the segment reported increased sales, reflecting unit volume growth in Europe, Asia and Latin America. This increase in sales was partially offset by changes in foreign currency rates. Excluding the restructuring charge, income from total international operations increased primarily due to improved profitability in the Asian and Latin American businesses.

Consumer and Converted Products:                                              Six Months Ended
                                                              --------------------------------------------
(In millions)                                                         July 3, 1999          June 27, 1998
----------------------------------------------------------------------------------------------------------
Net sales                                                                 $961.1                 $858.4
Income from operations before interest and taxes                            86.6                  106.5
----------------------------------------------------------------------------------------------------------


The Consumer and Converted Products segment reported increased sales for the first six months of 1999 compared to the same period last year. The segment's income results include a pretax restructuring charge recorded in the first quarter of 1999 of $37.6 million ($24.3 million in the U.S. operations and $13.3 million in the international operations). Excluding this charge, segment income increased compared to the first six months of 1998. Increased sales in the U.S. operations were primarily led by recent acquisitions, and unit volume growth in Avery-brand products and high performance films. Excluding the restructuring charge, income in the U.S. operations improved primarily due to unit volume growth in Avery-brand products and high performance films. The international operations reported increased sales primarily due to the recent Zweckform venture and sales growth in the worldwide ticketing business. Income for the international operations, excluding the restructuring charge, increased primarily due to the European office products business and the worldwide ticketing business. The segment was impacted by decreased sales and income in the battery label business. A key customer in this business made a product mix change in its battery lines, resulting in a partial shift from higher-priced tester labels to standard battery labels. The Company expects this negative year-to-year comparison to continue for the next three quarters in its battery label business.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, decreased to 4.9 percent for the quarter from 7.2 percent a year ago. Average inventory turnover for the second quarter was 9.8 inventory turns compared to
9.5 inventory turns a year ago; the average number of days of sales outstanding in accounts receivable was 53 days compared to 51 days a year ago.

Net cash flows provided by operating activities totaled $184.8 million for the first six months of 1999 and $148.1 million for the first half of 1998. The increase in net cash flows provided by operating activities was primarily due to higher net income (before the restructuring charge). In addition to cash flow from operations, the Company has more than adequate financing arrangements to conduct its operations.

Capital spending for the quarter was $34.7 million compared to $37.6 million a year ago. For the first six months of 1999, capital spending totaled $58.6 million compared to $74.4 million a year ago, reflecting higher spending requirements in the prior year for the Company's expansion of operations in Germany, Colombia and Thailand. Total capital spending for 1999 is expected to be approximately $150 million.

During the first six months of 1999, total debt increased $2.7 million to $539.9 million from year end 1998. Total debt to total capital was 40.7 percent as of the end of the second quarter of 1999 and 39.2 percent at year end 1998. During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission $150 million in principal amount of uncollaterialized medium-term notes, of which $110 million in notes had been issued as of year end 1998. No notes were issued during the first six months of 1999. Proceeds from the medium-term notes have been used to refinance short-term debt and for other general corporate purposes.

On July 9, 1999, the Company acquired Stimsonite Corporation based in Niles, Illinois, a leading manufacturer of reflective safety products for the transportation and highway safety markets. The Company paid approximately $150 million (including the assumption of approximately $20 million in debt) for Stimsonite, which was primarily funded with the issuance of debt. Stimsonite had sales of $87 million in 1998.

On January 12, 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH (Zweckform), a German office products supplier. The Company's aggregate cost basis in this venture was financed through available cash resources of approximately $23 million and the assumption of an obligation as reported in the "Long-term obligation" line on the Condensed Consolidated Balance Sheet. It is the intention of the Company to pay the entire obligation in 2004. The excess of the cost-basis over the fair value of net assets acquired was $102.4 million at the end of second quarter 1999.

Shareholders' equity decreased to $785.5 million from $833.3 million at year end 1998. During the second quarter of 1999, the Company purchased approximately 140 thousand shares of common stock at a cost of $9.2 million. During the first six months of 1999, the Company purchased 1.39 million shares of common stock at a cost of $65.6 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, increased during the quarter by $201.9 million to $879.5 million from year end 1998. Dividends paid for the first six months of 1999 totaled $54.7 million compared to $49.5 million a year ago.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Future Accounting Requirements
------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income. The new rules will be effective the first quarter of 2001. The Company is in the process of determining the impact of this new standard and, based on current market conditions, anticipates that it will not have a material impact on the Company's financial results when effective.

Year 2000
---------

The Year 2000 (Y2K) issue is the result of computer programs being written for, or microprocessors using, two digits (rather than four) to define the applicable year. Company computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company continues to work on mitigating the Y2K issue and has assessed the risks and associated costs.

The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors (located in manufacturing and distribution equipment and facilities), vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) continues to be tracked in phases including assessment, identification of non-compliant systems, remediation, testing and verification. The risks associated with hardware, software and embedded processors have been assessed and the Company estimates that approximately 90% of its Y2K projects have been completed as of the end of the second quarter of 1999. The Company expects to complete 99% of its Y2K projects by the end of the third quarter of 1999. Recent acquisitions, including Spartan International and the Zweckform venture, have also been included in the Company's Y2K efforts and remediation is progressing within these businesses. The Company continues to use internal and external resources to remediate and test its systems.

The Company continues to exchange Y2K status information with significant vendors. The process for determining the Company's risk with respect to significant vendors includes assessment, analysis of responses to questionnaires and follow-up communication. The Company also continues to exchange Y2K information with significant customers to minimize risks associated with the Company's relationships with business partners. Although the Company will continue to monitor third party responses, there can be no guarantee that the systems of other companies, including utilities, will be remediated on a timely basis, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company continues to develop contingency plans to mitigate risks associated with the Y2K issue. Contingency plans are intended to provide guidance and alternatives for unexpected failures of the Company's internal information
technology systems and embedded processors.   These plans include establishing
regional Y2K response teams, creating back-up operating procedures, identifying alternative supply sources for significant vendors and maintaining additional inventory for key raw materials and products. The Company will continue to update its contingency planning throughout 1999.

Costs incurred to date in addressing the Y2K issue have been expensed as incurred and are not material. Based on current information, the total cost to remediate and test the Company's systems is not expected to be material.

The Company presently believes that with remediation, Y2K risks can be mitigated. Although the Company is not currently aware of material internal operational or financial Y2K related issues, the Company cannot provide assurances that the computer systems, products, services or other systems upon which the Company depends will be Y2K compliant on schedule, that the costs of its Y2K program will not become material, or that the Company's contingency plans will be adequate. The Company is currently unable to evaluate accurately the magnitude, if any, of the Y2K related issues arising from the Company's vendors and customers. If any such risks (either with respect to the Company or its vendors or customers) materialize, the Company could experience serious consequences to its business which could have material adverse effects on the Company's financial condition, results of operations and liquidity.


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


ITEMS 1, 2, 3 and 4.  Not applicable
------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a. Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges

   Exhibit 27:  Financial Data Schedule

b. Reports on Form 8-K: Registrant filed a current report on Form 8-K on July 23, 1999, with respect to the acquisition of Stimsonite Corporation.

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


                                    AVERY DENNISON CORPORATION
                                    --------------------------
                                         (Registrant)




                                    /s/ Robert M. Calderoni
                                    -------------------------------------
                                    Robert M. Calderoni
                                    Senior Vice President, Finance, and
                                    Chief Financial Officer
                                    (Principal Financial Officer)




                                    /s/ Thomas E. Miller
                                    -------------------------------------
                                    Thomas E. Miller
                                    Vice President and Controller
                                    (Chief Accounting Officer)



                                    August 13, 1999