Form 10-Q
period 1999-10-02
AVERY DENNISON CORPORATION
filed 1999-11-12
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 2, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


                         Commission file number 1-7685

                           AVERY DENNISON CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                             95-1492269
(State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                           identification no.)


150 North Orange Grove Boulevard, Pasadena, California           91103
    (Address of principal executive offices)                   (Zip code)


       Registrant's telephone number, including area code  (626) 304-2000


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

     Number of shares of $1 par value common stock outstanding as of October 29, 1999: 112,675,576

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                               ------------------


                                                                           Page No.
                                                                           --------
Part I.  Financial Information (Unaudited):

Financial Statements:

       Condensed Consolidated Balance Sheet
          October 2, 1999 and January 2, 1999                                  3

       Consolidated Statement of Income
          Three and Nine Months Ended October 2, 1999
          and September 26, 1998                                               4

       Condensed Consolidated Statement of Cash Flows
          Nine Months Ended October 2, 1999
          and September 26, 1998                                               5

       Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of Results of Operations
 and Financial Condition                                                      12

Quantitative and Qualitative Disclosures About Market Risk                    19


Part II.  Other Information:

Exhibits and Reports on Form 8-K                                              20

Signatures                                                                    21

                     PART I. ITEM 1.  FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                                    October 2, 1999            January 2, 1999
                                                                ---------------------      ---------------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $                 5.8      $                18.5
  Trade accounts receivable, net                                                573.2                      454.8
  Inventories, net                                                              260.2                      230.6
  Prepaid expenses                                                               24.3                       19.0
  Deferred tax assets                                                            71.2                       55.1
  Other current assets                                                           27.9                       24.0
                                                                ---------------------      ---------------------
    Total current assets                                                        962.6                      802.0
Property, plant and equipment, at cost                                        1,923.9                    1,932.6
Accumulated depreciation                                                        905.3                      897.0
                                                                ---------------------      ---------------------
                                                                              1,018.6                    1,035.6
Intangibles resulting from business acquisitions, net                           368.1                      145.1
Other assets                                                                    169.5                      159.9
                                                                ---------------------      ---------------------
                                                                $             2,518.8      $             2,142.6
                                                                =====================      =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt         $                27.5      $                71.3
  Accounts payable                                                              294.2                      269.8
  Other current liabilities                                                     464.6                      323.2
                                                                ---------------------      ---------------------
    Total current liabilities                                                   786.3                      664.3
Long-term debt                                                                  652.5                      465.9
Deferred taxes and other long-term liabilities                                  203.0                      179.1
Long-term obligation                                                             85.5                          -
Shareholders' equity:
  Common stock - $1 par value authorized - 400,000,000
    shares; issued - 124,126,624 shares at October 2, 1999 and
     January 2, 1999                                                            124.1                      124.1
  Capital in excess of par value                                                673.5                      587.5
  Retained earnings                                                           1,251.2                    1,185.1
  Cost of unallocated ESOP shares                                               (18.3)                     (18.3)
  Employee stock benefit trusts, 14,052,688
    at October 2, 1999 and 15,036,525 shares at
    January 2, 1999                                                            (733.4)                    (677.6)
  Treasury stock at cost, 11,156,891 shares at October 2,
    1999 and 9,060,617 shares at January 2, 1999                               (464.8)                    (359.4)
  Accumulated other comprehensive loss                                          (40.8)                      (8.1)
                                                                ---------------------      ---------------------
    Total shareholders' equity                                                  791.5                      833.3
                                                                ---------------------      ---------------------
                                                                $             2,518.8      $             2,142.6
                                                                =====================      =====================


                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)



                                              Three Months Ended                              Nine Months Ended
                                     -----------------------------------------       ----------------------------------------
                                      October 2, 1999       September 26, 1998       October 2, 1999       September 26, 1998
                                     -----------------      ------------------       ---------------       ------------------
Net sales                            $         961.0        $            860.2       $       2,823.4       $          2,575.3
Cost of products sold                          633.5                     579.3               1,869.8                  1,722.6
                                     ---------------        ------------------       ---------------       ------------------
Gross profit                                   327.5                     280.9                 953.6                    852.7
Marketing, general and
  administrative expense                       214.7                     188.9                 630.3                    575.0
Restructuring charge                               -                         -                  65.0                        -
Interest expense                                11.6                       8.7                  31.2                     25.3
                                     ---------------        ------------------       ---------------       ------------------
Income before taxes                            101.2                      83.3                 227.1                    252.4
Taxes on income                                 35.2                      27.5                  79.0                     85.0
                                     ---------------        ------------------       ---------------       ------------------
Net income                           $          66.0        $             55.8       $         148.1       $            167.4
                                     ===============        ==================       ===============       ==================
Per share amounts:
Net income per common share          $           .66        $              .55       $          1.49       $             1.64
                                     ===============        ==================       ===============       ==================
Net income per common share,
  assuming dilution                  $           .65        $              .54       $          1.46       $             1.60
                                     ===============        ==================       ===============       ==================
Dividends                            $           .24        $              .21       $           .72       $              .63
                                     ===============        ==================       ===============       ==================
Average shares outstanding:
Common shares                                   99.3                     101.7                  99.4                    101.9
Common shares, assuming dilution               101.3                     104.2                 101.5                    104.6



                 See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)



                                                                                   Nine Months Ended
                                                                    ---------------------------------------------
                                                                      October 2, 1999         September 26, 1998
                                                                    -----------------        --------------------
Operating Activities:
--------------------
Net income                                                          $           148.1        $           167.4
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Restructuring charge                                                           65.0                        -
  Depreciation                                                                   94.3                     84.2
  Amortization                                                                   16.0                      9.1
  Deferred taxes                                                                 (9.4)                     1.5
  Net change in assets and liabilities, net of the effect of foreign currency translation, business divestitures,
    acquisitions and restructuring charge                                       (34.4)                   (30.9)
                                                                    -----------------        -----------------
 Net cash provided by operating activities                                      279.6                    231.3
                                                                    -----------------        -----------------

Investing Activities:
--------------------
Purchase of property, plant and equipment                                       (99.4)                  (102.1)
Payments for acquisitions                                                      (167.8)                    (3.1)
Other                                                                             4.6                    (11.5)
                                                                    -----------------        -----------------
Net cash used in investing activities                                          (262.6)                  (116.7)
                                                                    -----------------        -----------------

Financing Activities:
--------------------
Net increase in short-term debt                                                 144.3                     66.4
Net decrease in long-term debt                                                    (.9)                    (5.4)
Dividends paid                                                                  (82.0)                   (74.0)
Purchase of treasury stock                                                     (105.4)                  (116.7)
Proceeds from exercise of stock options                                          14.2                     18.4
Other                                                                              .4                     (1.8)
                                                                    -----------------        -----------------
Net cash used in financing activities                                           (29.4)                  (113.1)
                                                                    -----------------        -----------------
Effect of foreign currency translation on cash balances                           (.3)                      .1
                                                                    -----------------        -----------------
(Decrease) increase in cash and cash equivalents                                (12.7)                     1.6
                                                                    -----------------        -----------------
Cash and cash equivalents, beginning of period                                   18.5                      3.3
                                                                    -----------------        -----------------
Cash and cash equivalents, end of period                            $             5.8        $             4.9
                                                                    =================        =================



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

     The third quarters of 1999 and 1998 consisted of thirteen-week periods ending October 2, 1999 and September 26, 1998, respectively. The interim results of operations are not necessarily indicative of future financial results.

2.   Restructuring

     In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a pretax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis, in the first quarter of 1999.

     The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close eight manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities.

     The significant components of the restructuring charge and the remaining balance as of October 2, 1999 (included within "Other current liabilities") were as follows:


                                                                    Amounts
     (In millions)                                Charge            Utilized         Balance
                                               -----------        -----------     ------------
     Severance and related costs               $      35.1        $      14.5     $       20.6
     Asset write-downs                                29.9                8.1             21.8
                                               -----------        -----------     ------------
                                               $      65.0        $      22.6     $       42.4
                                               ===========        ===========     ============

     Severance and related costs represent cash to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

2.   Restructuring (continued)

     At the end of the third quarter, five plant closures had commenced and approximately 750 employees had left the Company. The Company expects to complete the restructuring program in the year 2000.

3.   Net Income Per Share

     Net income per common share amounts were computed as follows:

     (In millions, except per share amounts)

                                               Three Months Ended                Nine Months Ended
                                        -------------------------------    -------------------------------
                                            October 2,    September 26,      October 2,      September 26,
                                              1999            1998             1999             1998
                                        ---------------  --------------    --------------    -------------
 (A)    Net income available to
        common shareholders             $     66.0       $     55.8        $  148.1          $ 167.4
                                        ===============  ==============    ==============    =============
 (B)    Weighted average number
        of common shares outstanding          99.3            101.7            99.4            101.9

        Additional common shares
        issuable under employee
        stock options using the
        treasury stock method                  2.0              2.5             2.1              2.7
                                        ---------------  ---------------   --------------    -------------
 (C)    Weighted average number
        of common shares
        outstanding assuming the
        exercise of stock options            101.3            104.2           101.5            104.6
                                        ===============   ==============   ==============    =============
Net income per common share (A) /
 (B)                                    $      .66        $     .55        $   1.49          $  1.64
                                        ===============   ==============   ==============    =============
Net income per common share,
 assuming dilution (A) / (C)            $      .65        $     .54        $   1.46          $  1.60
                                        ===============   ==============   ==============    =============

4.   Comprehensive Income

     Comprehensive income includes net income and foreign currency translation adjustments that are currently presented as a component of shareholders' equity. The Company's total comprehensive income for the three and nine months ended October 2, 1999 was $68.2 million and $115.4 million, respectively. For the three and nine months ended September 26, 1998 total comprehensive income was $64.2 million and $171.6 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5.   Foreign Currency Translation

     Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during 1999 resulted in a gain of $.1 million and a loss of $1 million, respectively, during the three and nine months ended October 2, 1999. For the three and nine months ended September 26, 1998, the Company recorded losses of $.7 million and $2.1 million, respectively. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 1999 and Mexico for 1998.

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

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.   Inventories

     Inventories consisted of (in millions):

                                                 October 2, 1999             January 2, 1999
                                            ----------------------      ----------------------
Raw materials                                               $ 80.2                      $ 69.2
Work-in-progress                                              68.9                        66.6
Finished goods                                               137.1                       121.4
LIFO adjustment                                              (26.0)                      (26.6)
                                            ----------------------      ----------------------
                                                            $260.2                      $230.6
                                            ======================      ======================

8.   Intangibles Resulting From Business Acquisitions

     Accumulated amortization of intangible assets at October 2, 1999 and January 2, 1999 was $61.9 million and $55.6 million, respectively.

9.   Research and Development

     Research and development expense for the three and nine months ended October 2, 1999 was $15.4 million and $45.9 million, respectively. For the three and nine months ended September 26, 1998, research and development expense was $16.5 million and $50.1 million, respectively.

10.  Contingencies

     The Company has been designated by the U.S. Environmental Protection Agency
     (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at 14 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

11.  Segment Information

     Financial information by reportable operating segment is set forth below:



                                                 Three Months Ended                      Nine Months Ended
                                          --------------------------------         --------------------------------
                                             October 2,      September 26,            October 2,     September 26,
    (In millions)                              1999               1998                   1999            1998
 ------------------------------------------------------------------------------------------------------------------
     Net sales:

     Pressure-sensitive Adhesives
     and Materials                        $ 518.1            $ 457.6               $ 1,507.6         $ 1,391.0

     Consumer and Converted Products        485.6              437.1                 1,446.7           1,297.2

     Intersector                            (42.7)             (34.5)                 (130.9)           (112.9)
-------------------------------------------------------------------------------------------------------------------
     Net sales                            $ 961.0            $ 860.2               $ 2,823.4         $ 2,575.3
===================================================================================================================

     Income (loss) from operations
     before interest and taxes:

     Pressure-sensitive Adhesives
     and Materials                        $  53.5            $  37.1               $   131.1         $   126.9

     Consumer and Converted Products         65.7               58.7                   152.3             166.4

     Corporate administrative and
     research and development expenses       (6.4)              (3.8)                  (25.1)            (15.6)
-------------------------------------------------------------------------------------------------------------------
                                          $ 112.8            $  92.0               $   258.3         $   277.7

     Interest expense                       (11.6)              (8.7)                  (31.2)            (25.3)
-------------------------------------------------------------------------------------------------------------------
     Income before taxes                  $ 101.2            $  83.3               $   227.1         $   252.4
===================================================================================================================

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

11.  Segment Information (continued)

     Results for the nine months ended October 2, 1999 include a pretax restructuring charge of $65 million, which was recorded in the first quarter of 1999. The charge affected segment reporting as follows: $25.1 million to the Pressure-sensitive Adhesives and Materials segment, $37.6 million to the Consumer and Converted Products segment, and $2.3 million to Corporate. See Note 2 for additional information regarding the Company's 1999 restructuring charge.


12.  Future Accounting Requirements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income. The new rules will be effective the first quarter of 2001. The Company is in the process of determining the impact of this new standard and, based on current market conditions, anticipates that the new rules will not have a material impact on the Company's financial results when effective.

13.  Subsequent Events

     On October 28, 1999, the Board of Directors authorized the repurchase of an additional 5 million shares of the Company's outstanding common stock. Stock purchases may be made from time to time at the discretion of Company management. The acquired shares may be reissued under the Company's stock option and incentive plans, or used for other authorized purposes.

     On October 28, 1999, the Board of Directors amended the bylaws of the Company to increase the size of the board from 11 to 12 members.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter
--------------------------------------

Quarterly sales increased to $961 million, an 11.7 percent increase over third quarter 1998 sales of $860.2 million. Excluding sales growth due to recent acquisitions, the Zweckform venture and the impact of currency, sales grew 5.7 percent.

Gross profit margin increased to 34.1 percent for the quarter compared to 32.7 percent for the third quarter of 1998. The improvement was primarily due to sales growth, cost reduction initiatives and productivity improvements.

Marketing, general and administrative expense, as a percent of sales, increased to 22.3 percent compared to 22 percent for the third quarter of 1998, primarily due to the integration of recent acquisitions.

Interest expense increased to $11.6 million for the quarter, compared to $8.7 million a year ago, primarily reflecting increased debt to fund acquisitions and share repurchases.

Income before taxes, as a percent of sales, increased to 10.5 percent from 9.7 percent a year ago, primarily as a result of improved operational efficiencies. The effective tax rate increased to 34.8 percent for the quarter compared to 33 percent for the third quarter of 1998, primarily due to a different geographic mix of income.

Net income increased 18.3 percent to $66 million compared to $55.8 million in the third quarter of 1998. Net income per common share for the quarter was $.66 compared to $.55 in the same period last year, a 20 percent increase. Net income per common share, assuming dilution, was $.65 for the third quarter of 1999 and $.54 for the third quarter of 1998, a 20.4 percent increase year over year.

Results of Operations by Reportable Operating Segment



   Pressure-sensitive Adhesives and Materials:                              Three Months Ended
                                                       ---------------------------------------------------------------

   (In millions)                                            October 2, 1999                     September 26, 1998
----------------------------------------------------------------------------------------------------------------------

   Net sales                                                  $     518.1                          $       457.6

   Income from operations before interest and taxes                  53.5                                   37.1
----------------------------------------------------------------------------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for the third quarter of 1999 compared to the same period last year. Increased sales in the U.S. were primarily due to the unit volume growth in the U.S. roll materials business, particularly in sales of film and specialty products, and the recent acquisition of Stimsonite Corporation. Income from the U.S. operations improved, reflecting unit volume growth primarily in the U.S. roll materials business, benefits from the Six Sigma and restructuring programs and the recent acquisition. Total international operations in the segment reported increased sales, reflecting unit volume growth in Asia, Europe and Latin America, which were partially offset by changes in foreign currency rates. Income for the international operations increased primarily due to increased sales and profitability in the Asian, European and Latin American businesses.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Consumer and Converted Products:                                            Three Months Ended
                                                            --------------------------------------------------------

(In millions)                                                  October 2, 1999                 September 26, 1998
--------------------------------------------------------------------------------------------------------------------

 Net sales                                                        $  485.6                          $  437.1

 Income from operations before interest and taxes                     65.7                              58.7
--------------------------------------------------------------------------------------------------------------------

The Consumer and Converted Products segment reported increased sales and income for the third quarter of 1999 compared to the same period last year. Sales in the U.S. operations improved primarily due to recent acquisitions and unit volume growth in Avery-brand label products, organization and presentation products and high performance films. Income from the U.S. operations decreased slightly primarily due to moving and transition costs related to plant closures not included in the restructuring charge. The international operations reported increased sales primarily due to the recent Zweckform venture and sales growth in the worldwide ticketing business. Income for the international operations improved primarily due to improved profitability in the office products businesses in Europe and Asia, and the worldwide ticketing business. The segment was impacted by decreased sales in the battery label business due to a product mix change announced by a key customer earlier this year.


Results of Operations: Nine Months Year-To-Date
-----------------------------------------------

Sales for the first nine months of 1999 increased 9.6 percent to $2.82 billion compared to $2.58 billion in the corresponding period of 1998. Excluding sales growth due to recent acquisitions, the Zweckform venture and impact of currency, sales increased 5.1 percent.

Gross profit margin for the first nine months increased to 33.8 percent compared to 33.1 percent for the first nine months of 1998. The improvement was due to sales growth, cost reduction initiatives and productivity improvements.

Marketing, general and administrative expense, as a percent of sales, was comparable to the first nine months of 1998 at 22.3 percent.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a pretax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis, in the first quarter of 1999. The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close eight manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities. The restructuring charge includes severance and related costs for approximately 1,500 positions ($35.1 million), and asset write-downs ($29.9 million). Severance and related costs represent cash to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal. At the end of the third quarter, 1999, five plant closures had commenced and approximately 750 employees had left the Company. In addition, $14.5 million had been paid for severance and related costs and $8.1 million had been utilized in asset write-downs. The Company expects 1999 and 2000 pretax savings in the range of $19 million to $20 million and $38 million to $40 million, respectively. When fully implemented, the Company estimates annual pretax savings of approximately $58 million to $62 million.

Interest expense increased to $31.2 million for the first nine months compared to $25.3 million for the first nine months of 1998, primarily reflecting increased debt to fund acquisitions and share repurchases. Income before taxes, as a percent of sales, was 8 percent compared to 9.8 percent for 1998, reflecting the $65 million restructuring charge. Excluding the restructuring charge, income before taxes, as a percent of sales, increased to 10.3 percent for the first nine months of 1999. The year-to-date effective tax rate increased to 34.8 percent for 1999 from 33.7 percent for 1998 primarily due to a different geographic mix of income. The Company estimates that the effective tax rate for 1999 will be 34.8 percent to 35 percent.

Net income totaled $148.1 million compared to $167.4 million in the first nine months of 1998. Excluding the restructuring charge in the first quarter of 1999, net income increased 13.8 percent to $190.5 million. Net income, as a percent of sales, was 5.2 percent for the first nine months of 1999 and 6.5 percent for the same period last year. Excluding the restructuring charge, net income, as a percent of sales, increased to 6.7 percent.

Net income per common share for the first nine months was $1.49 compared to $1.64 for the same period last year. Excluding the restructuring charge, net income per common share for the first nine months increased 17.1 percent to $1.92 compared to the same period last year. Net income per common share, assuming dilution, was $1.46 for the first nine months of 1999 and $1.60 for the first nine months of 1998. Excluding the restructuring charge, net income per common share, assuming dilution, was $1.88 for the first nine months of 1999, a
17.5 percent increase year over year.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:                              Nine Months Ended
                                                        --------------------------------------------------------
(In millions)                                                October 2, 1999              September 26, 1998
----------------------------------------------------------------------------------------------------------------
Net sales                                                     $     1,507.6                 $      1,391.0

Income from operations before interest and taxes                      131.1                          126.9
----------------------------------------------------------------------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for the first nine months of 1999 compared to the same period last year. The segment's income results include a pretax restructuring charge recorded in the first quarter of 1999 of $25.1 million ($15.4 million in the U.S. operations and $9.7 million in the international operations). Sales increased in the U.S. operations primarily due to the unit volume growth in the U.S. roll materials business, particularly in sales of film and specialty products, and the recent acquisition of Stimsonite Corporation. Income from U.S. operations, excluding the restructuring charge, improved primarily due to sales growth and margin improvement in the U.S. materials business attributed to cost reductions actions from the Six Sigma and restructuring programs, as well as the recent acquisition. Total international operations in the segment reported increased sales, reflecting unit volume growth in Europe, Asia and Latin America. This increase in sales was partially offset by changes in foreign currency rates. Excluding the restructuring charge, income from total international operations increased primarily due to increased sales and profitability in the Asian and Latin American businesses.

Consumer and Converted Products:                                          Nine Months Ended
                                                           ---------------------------------------------------
(In millions)                                                 October 2, 1999            September 26, 1998
--------------------------------------------------------------------------------------------------------------
Net sales                                                         $1,446.7                    $1,297.2

Income from operations before interest and taxes                     152.3                       166.4
--------------------------------------------------------------------------------------------------------------

The Consumer and Converted Products segment reported increased sales for the first nine months of 1999 compared to the same period last year. The segment's income results include a pretax restructuring charge recorded in the first quarter of 1999 of $37.6 million ($24.3 million in the U.S. operations and $13.3 million in the international operations). Excluding this charge, segment income increased compared to the first nine months of 1998. Increased sales in the U.S. operations were primarily led by recent acquisitions, and unit volume growth in Avery-brand products and high performance films. Excluding the restructuring charge, income in the U.S. operations improved primarily due to unit volume growth in Avery-brand products and high performance films. The international operations reported increased sales primarily due to the recent Zweckform venture, acquisitions and sales growth in the worldwide ticketing business. Income for the international operations, excluding the restructuring charge, increased primarily due to the office products business in Europe and Asia. The segment was impacted by decreased sales and income in the battery label business. A key customer in this business made a product mix change in its battery lines, resulting in a partial shift from higher-priced tester labels to standard battery labels. The Company expects this negative year-to-year comparison to continue for the next two quarters in its battery label business.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, decreased to 5.3 percent for the quarter from 8 percent a year ago. Average inventory turnover for the third quarter was 9.7 inventory turns compared to 10 inventory turns a year ago; the average number of days of sales outstanding in accounts receivable was 54 days compared to 55 days a year ago.

Net cash flows provided by operating activities totaled $279.6 million for the first nine months of 1999 compared to $231.3 million for the same period in 1998. The increase in net cash flows provided by operating activities was primarily due to higher net income (before the restructuring charge). In addition to cash flow from operations, the Company has more than adequate financing arrangements to conduct its operations.

Capital spending for the quarter was $40.8 million compared to $27.7 million a year ago. For the first nine months of 1999, capital spending totaled $99.4 million compared to $102.1 million a year ago. Total capital spending for 1999 is expected to be approximately $170 million.

During the first nine months of 1999, total debt increased $142.8 million to $680 million from year end 1998. The increase in debt was primarily due to the debt issuance to fund acquisitions and share repurchases. Total debt to total capital was 46.2 percent as of the end of the third quarter of 1999 and 39.2 percent at year end 1998. During the fourth quarter of 1996, the Company registered with the Securities and Exchange Commission $150 million in principal amount of uncollaterialized medium-term notes, of which $110 million in notes had been issued as of year end 1998. No notes were issued during the first nine months of 1999. Proceeds from the medium-term notes have been used to refinance short-term debt and for other general corporate purposes.

On July 9, 1999, the Company acquired Stimsonite Corporation based in Niles, Illinois, a leading manufacturer of reflective safety products for the transportation and highway safety markets. The Company paid approximately $150 million (including the assumption of approximately $20 million in debt) for Stimsonite, which was primarily funded with the issuance of debt. Stimsonite had sales of $87 million in 1998. The excess of the cost-basis over the fair value of net assets acquired was $104.7 million.

On January 12, 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH (Zweckform), a German office products supplier. The Company's aggregate cost basis in this venture was financed through available cash resources of approximately $23 million and the assumption of an obligation as reported in the "Long-term obligation" line on the Condensed Consolidated Balance Sheet. It is the intention of the Company to pay the entire obligation in 2004. The excess of the cost-basis over the fair value of net assets acquired was $101.3 million.

Shareholders' equity decreased to $791.5 million from $833.3 million at year end 1998. During the third quarter of 1999, the Company purchased approximately 710 thousand shares of common stock at a cost of $39.8 million. During the first nine months of 1999, the Company purchased 2.1 million shares of common stock at a cost of $105.4 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, increased by $55.8 million to $733.4 million from year end 1998. Dividends paid for the first nine months of 1999 totaled $82 million compared to $74 million a year ago.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Future Accounting Requirements
------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income. The new rules will be effective the first quarter of 2001. The Company is in the process of determining the impact of this new standard and, based on current market conditions, anticipates that the new rules will not have a material impact on the Company's financial results when effective.

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

The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors (located in manufacturing and distribution equipment and facilities), vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) continues to be tracked in phases including assessment, identification of non-compliant systems, remediation, testing and verification. The risks associated with hardware, software and embedded processors have been assessed and the Company estimates that approximately 99% of its Y2K projects have been completed as of the end of the third quarter of 1999. The remaining projects (which are not considered to be critical) will be completed by year end. Recent acquisitions, including Stimsonite, Spartan International and the Zweckform venture, have also been included in the Company's Y2K efforts and remediation and testing are progressing within these businesses. The Company continues to use internal and external resources to remediate and test its systems.

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

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has developed and continues to update contingency plans to mitigate risks associated with the Y2K issue. Contingency plans are intended to provide guidance and alternatives for unexpected failures of the Company's internal
information technology systems and embedded processors.   These plans include
establishing regional Y2K response teams, creating back-up operating procedures, identifying alternative supply sources for significant vendors and adding inventory for key raw materials and products. The Company will continue to update its contingency planning during the remainder of 1999.

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

                          PART II.  OTHER INFORMATION
                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES


ITEMS 1, 2, 3 and 4.  Not applicable
------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a.   Exhibits: 3(ii)  Bylaws of Avery Dennison Corporation - amended and restated, October 28, 1999

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



                                       November 12, 1999