Form 10-K
period 2000-01-01
AVERY DENNISON CORPORATION
filed 2000-03-30
CIK 8818

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 1, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                          Commission file number 1-7685

                           AVERY DENNISON CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                95-1492269
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

     150 North Orange Grove Boulevard
           Pasadena, California                           91103
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (626) 304-2000

           Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of each
        Title of Each Class                         exchange on which registered
        -------------------                         ----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates as of February 28, 2000 was approximately $5,896,263,000.

     Number of shares of common stock, $1 par value, outstanding as of February 28, 2000: 112,421,211.

     The following documents are incorporated by reference into the Parts of this report below indicated:

                                                                 Incorporated by
                   Document                                      reference into:
                   --------                                      ---------------

    Annual Report to Shareholders for fiscal year ended           Parts I, II-
     January 1, 2000 (the "1999 Annual Report")
Definitive Proxy Statement for Annual Meeting of Stockholders     Parts III, IV
  to be held April 27, 2000 (the "2000 Proxy Statement")

================================================================================

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

     A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by mere press-on contact. It consists of four elements--a face material, which may be paper, metal foil, plastic film or fabric; an adhesive which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces, and which can also serve as the carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive, and the label or other face material is pressed or rolled into place.

     Self-adhesive materials may initially cost more than materials using heat or moisture activated adhesives, but the use of self-adhesive materials often effects cost savings because of their easy and instant application, without the need for adhesive activation. They also provide consistent and versatile adhesion, minimum adhesive deterioration and are available in a large selection of materials in nearly any size, shape or color.

     International operations, principally in Western Europe, constitute a significant portion of the Company's business. In addition, the Company is currently expanding its operations in Asia Pacific, Latin America and Eastern Europe. In February 2000, the Company announced plans to invest over $40 million dollars in the People's Republic of China during the next several years. This investment will include three new facilities and an expansion of the existing Kunshan manufacturing plant. As of January 1, 2000, the Company manufactured and sold its products from approximately 200 manufacturing facilities and sales offices located in 39 countries, and employed a total of approximately 17,400 persons worldwide.

     During the first quarter of 1999, the Company announced a major realignment of its cost structure to increase operating efficiencies and improve profitability. In connection with this realignment, the Company has announced that it will close a number of facilities, five of which have been completed:
Nykobing, Denmark; Roye, France; Rochelle, Illinois; Rancho Cucamonga, California; and Haan, Germany. As a result of these closures, at January 1, 2000, approximately 950 employees have left the Company out of a total of approximately 1,500 positions that will be eliminated.

     The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and is subject to certain risks referred to in Exhibit 99 hereto, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuation, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings, and the availability and pricing of raw materials.

     Except as set forth below, no material part of the Company's business is dependent upon a single customer or a few customers and the loss of a particular customer or a few customers generally would not have a material adverse effect on the Company's business. However, sales and related accounts receivable of the Company's U.S. consumer products are increasingly concentrated in a small number of major customers, principally discount office products superstores and distributors (see Note 5 of Notes to Consolidated Financial Statements on page 41 of the 1999 Annual Report, which is incorporated by reference). United States export sales are not a significant part of the Company's business. Backlogs are not considered material in the industries in which the Company competes.

Pressure-sensitive Adhesives and Materials Segment

     The Pressure-sensitive Adhesives and Materials segment manufactures and sells Fasson- and Avery Dennison-brand pressure-sensitive base materials, specialty tapes, graphic films, reflective highway safety products, and chemicals. Base materials consist primarily of papers, plastic films, metal foils and fabrics which are primed and coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films for protection. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. The business of this segment is not seasonal.

     Base material products consist of a wide range of pressure-sensitive coated papers, films and foils which are sold to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications. Other product offerings include paper and film stock for use in a variety of industrial, commercial and consumer applications. The Company also manufactures and sells proprietary film face stocks, and specialty insulation paper.

     Specialty tape products are single- and double-coated tapes and transfer adhesives for use in non-mechanical fastening systems in various industries and are sold to industrial and medical converters, original equipment manufacturers and disposable-diaper producers worldwide.

     Graphic products consist of a variety of films and other products sold to the worldwide automotive, architectural, commercial sign, digital printing, and other related markets. The Company also sells durable cast and reflective films to the construction, automotive, fleet transportation, sign and industrial equipment markets, and reflective films and highway safety products for traffic and safety applications. In addition, the Company sells specialty print-receptive films to the industrial label market, metallic dispersion products to the packaging industry and proprietary woodgrain film laminates for housing exteriors and automotive applications. The Company's graphics businesses are organized on a worldwide basis to serve the expanding commercial graphic arts market, including wide-format digital printing applications.

     Chemical products include a range of solvent- and emulsion-based acrylic polymer adhesives, top coats, protective coatings and binders for internal uses as well as for sale to other companies.

     During the third quarter of 1999, the Company acquired Stimsonite Corporation, based in Niles, Illinois, a leading manufacturer of reflective safety products for the transportation and highway safety markets. In late 1999, the Company acquired the remaining minority ownership position in its base materials operation in Argentina.

     In this segment, the Company competes, both domestically and internationally, with a number of medium to large firms. Entry of competitors into the field of pressure-sensitive adhesives and materials is limited by high capital requirements and a need for sophisticated technical know-how. The Company believes that its ability to serve its customers with a broad product line of quality products and the development and commercialization of new products are among the more significant factors in developing and maintaining its competitive position.

Consumer and Converted Products Segment

     The Consumer and Converted Products segment manufactures and sells a wide range of Avery-brand consumer products, custom label products, high performance specialty films and labels, automotive applications and fasteners. The business of this segment is not seasonal, except for certain consumer products sold during the back-to-school season.

     The Company's principal consumer products are generally sold worldwide through wholesalers and dealers, mass market channels of distribution, and discount superstores. The Company manufactures and sells a wide range of Avery-brand products for home, school and office uses, including copier, laser and ink-jet printer labels, related computer software, presentation and organizing systems, laser-printer card and index products, data-processing labels, notebooks, notebook and presentation dividers, three-ring binders, sheet protectors, and various vinyl and heat-sealed products. A wide range of other stationery products is offered, including markers, adhesives and specialty products under brand names such as Avery, Marks-A-Lot and HI-LITER, and accounting products, note pads and presentation products under the National brand name. The extent of product offerings varies by geographic market. Operations in Latin America and Asia Pacific have been established to market and distribute the Avery-brand line of stock self-adhesive products, including copier, laser and ink-jet labels and related software, laser printed card products and other unprinted labels.

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

     The Company also manufactures and sells on-battery labels to battery manufacturers, and self-adhesive stamps to the U.S. and international postal services. The Company is an integrated supplier of adhesive coating, security printing and converting technologies for postage stamp production. Specialty automotive films products are used for interior and exterior vehicle finishes, striping decoration and identification. Other products include pressure-sensitive sheeted and die-cut papers and films, which are sold through distributors.

     During the first quarter of 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH ("Zweckform"), a German office products supplier.

     In this segment, the Company competes, both domestically and internationally, with a number of small to large firms (among the principal competitors are Esselte AB, Fortune Brands, Inc., and Minnesota Mining and Manufacturing Co.). The Company believes that its ability to serve its customers with an extensive product line, its distribution strength, its ability to develop and to commercialize new products, and its diverse technical foundation, including a range of electronic imprinting and automatic labeling systems, are among the more significant factors in developing and maintaining its competitive position.

Research and Development

     Many of the Company's current products are the result of its own research and development efforts. The Company expended $64.3 million, $65 million, and $61.1 million, in 1999, 1998 and 1997, respectively, on research related activities by operating units and the Avery Research Center (the "Research Center"), located in Pasadena, California. A substantial amount of the Company's research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to both of the Company's operating segments.

     The operating units' research efforts are directed primarily toward developing new products and processing operating techniques and improving product performance, often in close association with customers. The Research Center supports the operating units' patent and product development work, and focuses on research and development in new adhesives, materials and coating processes, as well as new product applications. Research and development generally focuses on projects affecting more than one operating segment in such areas as printing and coating technologies, and adhesive, release, coating and ink chemistries.

     The loss of any of the Company's individual patents or licenses would not be material to the business of the Company taken as a whole, nor to either one of the Company's operating segments. The Company's principal trademarks are Avery, Fasson and Avery Dennison. These trademarks are significant in the markets in which the Company's products compete.

Three-Year Summary of Segment Information

     The Business Segment Information and financial information by geographical areas of the Company's operations for the three years ended January 1, 2000, which appears in Note 11 of Notes to Consolidated Financial Statements on pages 45 and 46 of the 1999 Annual Report, are incorporated herein by reference.

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

     Based on current information, the Company does not believe that the costs of complying with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or competitive position of the Company.

     For information regarding the Company's potential responsibility for cleanup costs at certain hazardous waste sites, see "Legal Proceedings" (Part I, Item 3) and "Management's Discussion and Analysis of Results of Operations and Financial Condition" (Part II, Item 7). For information regarding the Company's actions in addressing the Year 2000 Issue, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" (Part II, Item 7).

Item 2. PROPERTIES

     At January 1, 2000, the Company operated approximately 30 principal manufacturing facilities in excess of 100,000 square feet and totaling approximately 5 million square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:

Pressure-sensitive Adhesives and Materials Segment

     Domestic--Painesville and Fairport, Ohio; Peachtree City, Georgia;
                 Quakertown, Pennsylvania; and Greenfield, Fort Wayne, Lowell, and Schererville, Indiana.

     Foreign--Hazerswoude, The Netherlands; Cramlington, England;
               Champ-sur-Drac, France; Turnhout, Belgium; Ajax, Canada; Rodange, Luxembourg; and Gotha, Germany.

Consumer and Converted Products Segment

     Domestic--Gainesville, Georgia; Chicopee and Framingham, Massachusetts;
                 Meridian, Mississippi; Philadelphia, Pennsylvania; Clinton, South Carolina; and Crossville, Tennessee.

     Foreign--Bowmanville,  Canada;  La  Monnerie,  France;  Hong  Kong,  China;
                 Juarez and Tijuana, Mexico; Utrecht, The Netherlands; Maidenhead, U.K.; and Oberlaidern, Germany.

     In addition to the Company's principal manufacturing facilities described above, the Company's other principal facilities include its corporate headquarters facility and research center in Pasadena, California, and offices located in Maidenhead, England; Leiden, The Netherlands; Concord, Ohio and Framingham, Massachusetts.

     All of the Company's principal properties identified above are owned in fee except the facilities in Ajax, Canada and Juarez, Mexico; and portions of the facilities in Framingham, Massachusetts; and La Monnerie, France, which are leased.

     All of the buildings comprising the facilities identified above were constructed after 1954, except parts of the Framingham, Massachusetts plant and office complex. All buildings owned or leased are well maintained and of sound construction, and are considered suitable and generally adequate for the Company's present needs. The Company will expand capacity and provide facilities to meet future increased demand as needed. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. The Company knows of no material defects in title to, or significant encumbrances on its properties except for certain mortgage liens.

Item 3. LEGAL PROCEEDINGS

     The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency ("EPA") and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") for past and future cleanup costs at hazardous waste sites. The Company has been designated by the EPA and/or other responsible state agencies as a PRP at 13 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Based on current site assessments, management believes the potential liability over the amounts currently accrued would not materially affect the Company.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT(1)

                                                     Served as
                                                     Executive                          Former Positions and
                Name                     Age         Officer since                      Offices with Registrant
                ----                     ---         -------------     -----------------------------------------------------

Charles D. Miller(2).................    72           May 1965          1964-1983      Various positions of increasing
   Chairman                                                                            responsibility
   (also Director of Registrant)
                                                                        1983-1998      Chairman and Chief Executive Officer

Philip M. Neal(2)....................    59         January 1974        1974-1990      Various positions of increasing
   President and Chief                                                                 responsibility
   Executive Officer
   (also Director of Registrant)                                        1990-1998      President and Chief Operating Officer

Kim A. Caldwell......................    52           June 1990         1990-1997      Senior Group V.P.,
   Executive Vice President,                                                           Worldwide Materials -
   Global Technology and                                                               Americas and Asia
   New Business Development

Robert M. Calderoni..................    40         October 1997        1994-1996(3)   V.P., Finance
   Senior Vice President, Finance                                                      IBM Storage Systems Division
   and Chief Financial Officer                                          1996-1997(3)   Senior V.P., Finance
                                                                                       Apple Computer, Inc.

Robert G. van Schoonenberg...........    53         December 1981       1981-1996      V.P., General Counsel  and Secretary
   Senior Vice President,
   General Counsel and Secretary

Wayne H. Smith.......................    58           June 1979         1979-1999      V.P. and Treasurer
   Vice President, Financial
   Services and Treasurer

Thomas E. Miller                         52          March 1994         1993-1994      V.P. and Assistant Controller
   Vice President and Controller

Diane B. Dixon.......................    48         December 1985       1985-1997      V.P., Corporate Communications
   Vice President, Worldwide
   Communications and Advertising

Geoffrey T. Martin...................    45         January 1994        1994-1997      Senior V.P., Worldwide Tape &
   Senior Group Vice President,                                                        Converting and Materials - Europe
   Worldwide Converting, Graphic
   Systems and Specialty Tapes

Dean A. Scarborough(4)...............    44          August 1997        1993-1995      V.P. and General Manager,
   Group Vice President,                                                               Fasson Roll Division - U.S.
   Fasson Roll Worldwide                                                1995-1997      V.P. and General Manager,
                                                                                       Fasson Roll Division - Europe
                                                                        1997-1999      Group V.P., Fasson North America and
                                                                                       Europe
-------------------------
(1)  All officers are elected to serve a one year term and until their successors are elected and qualify.
(2)  As previsouly planned, Mr. Miller, Chairman, will retire from that role on
     May 1, 2000, and he will remain a Director of the Company; Mr. Neal will become Chairman and Chief Executive Officer when Mr. Scarborough assumes his new position on May 1, 2000.
(3)  Business experience prior to service with Registrant.
(4)  Mr. Scarborough has been elected President and Chief Operating Officer, effective May 1, 2000.


                                     PART II

Item 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information called for by this item appears on page 50 of Registrant's 1999 Annual Report and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

     Selected financial data for each of Registrant's last five fiscal years appears on pages 26 and 27 of Registrant's 1999 Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

(In millions)                                                               1999           1998             1997
                                                                            ----           ----             ----
Net sales..........................................................        $3,768.2       $3,459.9       $3,345.7
Cost of products sold..............................................         2,486.8        2,315.4        2,263.0
                                                                           --------       --------       --------
Gross profit.......................................................         1,281.4        1,144.5        1,082.7
Marketing, general and administrative expense......................           842.6          773.2          739.8
Restructuring charge...............................................            65.0             -              -
                                                                           --------       --------       --------
Earnings before interest and taxes.................................        $  373.8       $  371.3       $  342.9

     Sales increased 8.9 percent to $3.77 billion in 1999, compared to $3.46 billion in 1998. Excluding changes in foreign currency exchange rates, sales increased 10.3 percent. The Company's 1999 and 1997 fiscal years reflected 52-week periods compared to a 53-week period in 1998. In 1998, sales increased
3.4 percent over 1997 sales of $3.35 billion. Excluding the impact of currency, sales increased 4.8 percent in 1998.

     Gross profit margins for the years ended 1999, 1998 and 1997 were 34 percent, 33.1 percent and 32.4 percent, respectively. The improvement in 1999 was due to sales growth, cost reduction initiatives and productivity improvements. The increase in 1998 was primarily due to increased productivity, cost control and an improved product mix.

     Marketing, general and administrative expense as a percent of sales was
22.4 percent in 1999, 22.3 percent in 1998 and 22.1 percent in 1997.

     In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a pretax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis. The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close eight manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities. The restructuring charge includes severance and related costs for approximately 1,500 positions ($35.1 million), and asset write-downs ($29.9 million). Severance and related costs represent cash paid or to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal. At the end of 1999, five plant closures were completed and approximately 950 employees had left the Company. In addition, $22.8 million had been paid for severance and related costs and $23.2 million had been utilized in asset write-downs. The Company realized approximately $20 million net pretax savings from this program in 1999. The Company expects 2000 pretax savings in the range of $38 million to $40 million. When fully implemented, the Company estimates cumulative annual pretax savings of approximately $58 million to $62 million.

     Results from operations and certain other key financial measures for 1999 are shown with and without the impact of the restructuring charge. The additional proforma financial information, which excludes the restructuring charge, is not in accordance with generally accepted accounting principles.

     Interest expense for the years ended 1999, 1998 and 1997 was $43.4 million, $34.6 million and $31.7 million, respectively. The increase in 1999 compared to 1998 was primarily due to increased debt to fund acquisitions and share repurchases. The increase in 1998 compared to 1997 was primarily due to higher average borrowings to support a more aggressive share repurchase program.

     Income before taxes, as a percent of sales, was 8.8 percent in 1999. Excluding the restructuring charge, income before taxes, as a percent of sales, increased to 10.5 percent in 1999. In 1998 and 1997, income before taxes, as a percent of sales, was 9.7 percent and 9.3 percent, respectively. The improvements in 1999, excluding the restructuring charge, and 1998 were mainly attributable to higher gross profit margins. The effective tax rate was 34.8 percent in 1999, 33.7 percent in 1998 and 34.2 percent in 1997. The increase in 1999 was primarily due to a change in the geographic mix of income. The decrease in 1998 was primarily due to an increase in U.S. tax credits for research and experimentation. The Company estimates that the effective tax rate for 2000 will be comparable to 1999.

(In millions, except per  share amounts)                                           1999         1998        1997
                                                                                   ----         ----        ----
Net income.................................................................        $215.4       $223.3      $204.8
Net income per common share................................................          2.17         2.20        1.99
Net income per common share, assuming dilution.............................          2.13         2.15        1.93

     Net income totaled $215.4 million in 1999, $223.3 million in 1998 and $204.8 million in 1997. Excluding the restructuring charge, 1999 net income was $257.8 million, a 15.5 percent increase over 1998. Net income, as a percent of sales, was 5.7 percent, 6.5 percent and 6.1 percent in 1999, 1998 and 1997, respectively. Excluding the restructuring charge, net income, as a percent of sales, increased to 6.8 percent in 1999.

     Net income per common share was $2.17 in 1999 compared to $2.20 in the prior year. Excluding the restructuring charge, net income per common share increased 18.2 percent to $2.60 in 1999. Net income per common share was $1.99 in 1997.

     Net income per common share, assuming dilution, was $2.13 in 1999. Excluding the restructuring charge, net income per common share, assuming dilution, was $2.54, an increase of 18.1 percent, from $2.15 in 1998. Net income per common share, assuming dilution, was $1.93 in 1997.

Results of Operations by Operating Segment

Pressure-sensitive Adhesives and Materials:

(In millions)                                                                    1999            1998           1997
                                                                                 ----            ----           ----
Net sales..............................................................        $2,015.7        $1,874.5        $1,824.5
Income from operations before interest and taxes.......................           182.4           167.4           171.9

     The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for 1999 compared to 1998. Sales increased 7.5 percent to $2.02 billion in 1999, compared to $1.87 billion in 1998. Excluding changes in foreign currency exchange rates, sales increased 9.6 percent. Sales increased in the U.S. operations primarily due to unit volume growth in the U.S. roll materials business, particularly in sales of film and specialty products, and the recent acquisition of Stimsonite Corporation (Stimsonite). Sales for the international operations increased as a result of worldwide unit volume growth. This increase in international sales was significantly offset by changes in foreign currency rates.

     The segment's 1999 income results include a pretax restructuring charge recorded in the first quarter of $25.1 million ($15.4 million in the U.S. operations and $9.7 million in the international operations). Excluding this charge, 1999 segment income was $207.5 million, a 23.9 percent increase over 1998. Income from U.S. operations improved primarily due to sales growth and margin improvement in the U.S. roll materials business, attributed to cost reduction actions from Six Sigma (a program designed to improve productivity and quality, while reducing costs) and restructuring programs, as well as the recent acquisition of Stimsonite. Income from the international operations increased primarily due to increased sales and profitability in the Asian and Latin American businesses.

     In the third quarter of 1999, the Company acquired Stimsonite, based in Niles, Illinois, a leading manufacturer of reflective safety products for the transportation and highway safety markets. The Company paid approximately $150 million (including the assumption of approximately $20 million in debt) for Stimsonite, which was primarily funded with the issuance of debt. Stimsonite had sales of $87 million in 1998. The excess of the cost-basis over the fair value of net tangible assets acquired was $124.7 million.

     In the fourth quarter of 1999, the Company acquired the remaining minority stake in its Argentine business, the largest pressure-sensitive materials operation in that country.

     The Pressure-sensitive Adhesives and Materials segment reported increased sales for 1998 compared to 1997. Sales increased in the U.S. operations primarily due to strong unit volume growth in the core U.S. roll materials business. Income for total U.S. operations in the segment decreased slightly, primarily due to changes in product mix and start-up costs for new products. However, operating margins for the core roll materials business in 1998 remained constant relative to the prior year. Total international operations in the segment reported increased sales, reflecting strong unit volume growth in Europe and geographic expansion efforts. This increase in sales was partially offset by changes in foreign currency rates. Income for the international operations was down slightly from the prior year mainly due to pricing pressures in Europe and costs associated with new plant start-ups.

Consumer and Converted Products:

(In millions)                                                                       1999            1998            1997
Net sales..................................................................        $1,932.5       $1,741.4        $1,671.9
Income from operations before interest and taxes...........................           222.1          226.7           187.9

     The Consumer and Converted Products segment reported increased sales for 1999 compared to 1998. Sales increased 11 percent to $1.93 billion in 1999 over 1998 sales of $1.74 billion. Excluding the impact of changes in foreign currency rates, sales increased 11.7 percent. The U.S. operations reported increased sales as a result of recent acquisitions, and solid sales growth for most Avery-brand product lines and high performance films. The international operations also reported increased sales due to the recent Zweckform venture, sales growth in the worldwide ticketing business and acquisitions. The international operations' sales increase was partially offset by changes in foreign currency rates.

     The segment's 1999 income results include a pretax restructuring charge recorded in the first quarter of $37.6 million ($24.3 million in the U.S. operations and $13.3 million in the international operations). Excluding this charge, 1999 segment income increased to $259.7 million, a 14.6 percent increase over 1998. Income for the U.S. operations, excluding the restructuring charge, improved primarily due to unit volume growth in Avery-brand products and high performance films. Income for the international operations, excluding the restructuring charge, increased primarily due to the Zweckform venture and growth at other office products businesses in Europe, and operations in Asia.

     The segment was impacted in 1999 by decreased sales and income in the battery label business. A key customer in this business made a product mix change in its battery lines, resulting in a partial shift from higher-priced tester labels to standard battery labels. The Company expects this negative year-to-year comparison to continue for the next quarter in its battery label business. However, it is not expected to have a material impact on the segment's profitability.

     In the first quarter of 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH (Zweckform), a German office products supplier. The Company's aggregate cost basis in this venture was financed through available cash resources of approximately $23 million and the assumption of an obligation as reported in the "Long-term obligation" line on the Consolidated Balance Sheet. It is the intention of the Company to pay the entire obligation in 2004. The excess of the cost-basis over the fair value of net tangible assets acquired was $104.6 million.

     In the fourth quarter of 1998, the Company acquired Spartan International, Inc. (Spartan), a privately held specialty converting company based in Holt, Michigan. Spartan supplies pressure-sensitive products to the commercial graphics, sign making, vehicle marking and automotive markets.

     The Consumer and Converted Products segment reported increased sales and profits for 1998 compared to 1997. Increased sales in the U.S. operations were led by growth of the Avery-brand products, despite several major retailers implementing inventory reduction programs. The Company experienced some negative impact from these programs during the last half of 1998. Increased sales in the U.S. operations were also attributed to growth from the high performance films businesses, including Avloy-brand products. Income from the U.S. operations increased primarily as a result of the consumer packaging, high performance films and office products businesses. The international operations reported increased sales, primarily due to strong unit volume growth in the European office products operations, ticketing business and Asian and Latin American businesses. This increase in sales was partially offset by changes in foreign currency rates. Income increased in the international operations primarily due to improved performance in the European converting and office products operations and the ticketing businesses.

Financial Condition

     Average working capital, excluding short-term debt, as a percent of sales was 5 percent in 1999, 7.1 percent in 1998 and 8 percent in 1997. The decrease in 1999 was primarily attributable to higher sales and an increase in current liabilities. The decrease in 1998 was primarily due to improved payables management. Average inventory turnover was 9.5 turns in 1999, 9.9 turns in 1998 and 9.5 turns in 1997. The average number of days sales outstanding in accounts receivable was 52 days in 1999, 1998 and 1997.

     Total debt increased $148.5 million to $685.7 million compared to year end 1998 primarily due to the debt issuance to fund acquisitions and share repurchases. Total debt to total capital increased to 45.8 percent at year end 1999 compared to 39.2 percent at year end 1998. Long-term debt as a percent of total long-term capital increased to 43.3 percent from 35.9 percent at year end 1998.

     Shareholders' equity decreased to $809.9 million from $833.3 million at year end 1998. During 1999, the Company repurchased 2.4 million shares of common stock at a cost of $121.9 million. As of year end 1999, a cumulative 34.3 million shares of common stock had been repurchased since 1991 and 6.1 million shares remained available for repurchase under the Board of Directors' authorization. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, increased by $336.4 million to $1,014 million from year end 1998.

     Return on average shareholders' equity was 27.1 percent in 1999, 26.7 percent in 1998 and 24.8 percent in 1997. Return on average total capital for those three years was 17 percent, 19 percent and 18.1 percent, respectively. Excluding the impact of the 1999 restructuring charge, return on average shareholders' equity and return on average total capital were 31.1 percent and
19.5 percent, respectively. The improvement in 1999 for these returns was primarily due to an increase in profitability. The 1998 improvement was due to an increase in profitability, more effective utilization of the Company's assets and the impact from share repurchases.

     The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency and state environmental agencies alleging that the Company is a potentially responsible party (PRP) for past and future cleanup costs at hazardous waste sites. The Company has received requests for information, notices and/or claims with respect to 13 waste sites in which the Company has no ownership interest. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. Environmental investigatory and remediation projects are also being undertaken on property presently owned by the Company. The Company has accrued liabilities for all sites where it is probable that a loss will be incurred and the minimum cost or amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessments and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Based on current site assessments, management believes that the potential liability over the amounts currently accrued would not materially affect the Company.

Liquidity and Capital Resources

     Net cash flow from operating activities was $435.2 million in 1999, $422.8 million in 1998 and $368.4 million in 1997. The improvements were primarily due to changes in working capital requirements and the Company's improved profitability.

     In addition to cash flow from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

     The Company previously registered with the Securities and Exchange Commission $150 million in principal amount of uncollateralized medium-term notes, of which $110 million in notes had been issued as of year end 1998. No notes were issued in 1999. Proceeds from the medium-term notes were used to refinance short-term debt and for other general corporate purposes. The Company's outstanding medium-term notes have maturities from 2000 through 2025 and have a weighted-average interest rate of 6.95 percent.

     Capital expenditures were $177.7 million in 1999 and $159.7 million in 1998. Capital expenditures for 2000 are expected to be comparable to 1999.

     The annual dividend per share increased to $.99 in 1999 from $.87 in 1998 and $.72 in 1997. This was the 24th consecutive year the Company increased dividends per share.

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

     All translation gains and losses for operations in hyperinflationary economies were included in net income. Operations are treated as being in a hyperinflationary economy for accounting purposes, due to the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 1999, Mexico for 1998 and 1997, and Brazil for 1997. These operations were not significant to the Company's consolidated financial position.

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

Year 2000

     The Company used internal and external resources to remediate and test its systems. Costs incurred in addressing the Year 2000 (Y2K) issue were expensed as incurred and were not material to the Company's financial results.

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Y2K issue. However, it is possible that the full impact of the date change has not been fully recognized. The Company currently is not aware of any significant Y2K or similar problems that have arisen for its customers and suppliers.

Euro Conversion

     On January 1, 1999, a single currency called the euro was introduced in Europe. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these countries' existing currencies (legacy currencies) and the euro were established on that date. The legacy currencies are scheduled to remain legal tender in these participating countries through July 1, 2002. During the transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

     Certain of the Company's European facilities adopted the euro as their functional currency in 1999. The cost of system modifications to accommodate the euro was not material to the Company's financial results. Based on currently available information, the euro conversion has not had a material adverse impact on the Company's business or financial condition.

Safe Harbor Statement

     Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition, Market-sensitive Instruments and Risk Management and other sections of this annual report contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties including, but not limited to, those related to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, customer and supplier and manufacturing concentrations, changes in customer order patterns and inventory levels, increased competition, loss of significant customers, impact of Year 2000 issues and the euro conversion, legal proceedings, fluctuations in foreign exchange rates or other risks associated with foreign operations, changes in economic or political conditions, and other factors.

     Any forward-looking statements should also be considered in light of the factors detailed in Exhibit 99 in the Company's Annual Report on Form 10-K for the years ended January 1, 2000 and January 2, 1999.

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

     The Company's objective in managing the exposure to foreign currency changes is to reduce the risk on earnings and cash flow associated with foreign exchange rate changes. As a result, the Company enters into foreign exchange forward, option and swap contracts to reduce risks associated with the value of its existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs. The gains and losses on these contracts are intended to offset changes in the related exposures. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income.

     The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company will periodically use interest rate contracts to manage net exposure to interest rate changes related to its borrowings. The Company had no significant interest rate contracts outstanding at year end 1999.

     In the normal course of operations, the Company also faces other risks that are either nonfinancial or nonquantifiable. Such risks principally include changes in economic or political conditions, other risks associated with foreign operations, commodity price risk and litigation risks, which are not represented in the analyses that follow.

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

     The VAR was estimated using a variance-covariance methodology based on historical volatility for each currency. The volatility and correlation used in the calculation were based on multi-year historical data obtained from publicly available sources. A 95 percent confidence level was used for a one-day time horizon.

     The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

     The estimated maximum potential one-day loss in earnings for the Company's foreign exchange positions and contracts would have been immaterial to the Company's 1999 earnings.

Interest Rate Sensitivity

     An assumed 50 basis point move in interest rates (10 percent of the Company's weighted-average floating rate interest rates) affecting the Company's variable-rate borrowings would have had an immaterial effect on the Company's 1999 earnings.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is contained in Registrant's Consolidated Financial Statements and the Notes thereto appearing on pages 34 through 46, and in the Report of Independent Accountants on page 47 of Registrant's 1999 Annual Report and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors called for by this item is incorporated by reference from pages 2, 3 and 4 of the 2000 Proxy Statement which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in Part I of this report. The information concerning late filings under
Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 13 of the 2000 Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by items 11, 12 and 13 is incorporated by reference from pages 5 through 20 of the 2000 Proxy Statement which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

     (b) Reports on Form 8-K: Registrant did not file any Reports on Form 8-K for the three months ended January 1, 2000.

     (c) Those Exhibits and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

     (d) Those financial statement schedules required by Regulation S-X which are excluded from Registrant's 1999 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Avery Dennison Corporation

                                           By:    /s/ Robert M. Calderoni
                                              ----------------------------------
                                                     Robert M. Calderoni
                                              Senior Vice President, Finance and
                                                   Chief Financial Officer

Dated: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                      Title                              Date



    /s/ Charles D. Miller                        Chairman; Director                  March 30, 2000
------------------------------
     Charles D. Miller


     /s/ Philip M. Neal                     President and Chief Executive            March 30, 2000
------------------------------                    Officer; Director
      Philip M. Neal


   /s/ Robert M. Calderoni               Senior Vice President, Finance and          March 30, 2000
------------------------------                Chief Financial Officer
    Robert M. Calderoni                     (Principal Financial Officer)



     /s/ Thomas E. Miller                    Vice President and Controller           March 30, 2000
------------------------------               (Principal Accounting Officer)
      Thomas E. Miller

             Signature                                      Title                              Date


      /s/ Dwight L. Allison, Jr.                           Director                       March 30, 2000
-----------------------------------
       Dwight L. Allison, Jr.


           /s/ John C. Argue                               Director                       March 30, 2000
-----------------------------------
            John C. Argue


            /s/ Joan T. Bok                                Director                       March 30, 2000
-----------------------------------
             Joan T. Bok


         /s/ Frank V. Cahouet                              Director                       March 30, 2000
-----------------------------------
          Frank V. Cahouet


         /s/ Richard M. Ferry                              Director                       March 30, 2000
-----------------------------------
          Richard M. Ferry


            /s/ Kent Kresa                                 Director                       March 30, 2000
-----------------------------------
             Kent Kresa


          /s/ Peter W. Mullin                              Director                       March 30, 2000
-----------------------------------
           Peter W. Mullin


        /s/ Sidney R. Petersen                             Director                       March 30, 2000
-----------------------------------
         Sidney R. Petersen


         /s/ David E. I. Pyott                             Director                       March 30, 2000
-----------------------------------
          David E. I. Pyott


         /s/ John B. Slaughter                             Director                       March 30, 2000
-----------------------------------
          John B. Slaughter

                           AVERY DENNISON CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULES

                                                                                             Reference (page)
                                                                                             ----------------
                                                                                           Form
                                                                                           10-K         Annual
                                                                                          Annual       Report to
                                                                                          Report     Shareholders
                                                                                          ------     ------------
Data incorporated by reference from the attached portions of the 1999 Annual
     Report to Shareholders of Avery Dennison Corporation:

     Report of Independent Accountants.................................................     --            47
     Consolidated Balance Sheet at January 1, 2000 and January 2, 1999.................     --            34
     Consolidated Statement of Income for 1999, 1998 and 1997..........................     --            35
     Consolidated Statement of Shareholders' Equity for 1999, 1998 and 1997............     --            36
     Consolidated Statement of Cash Flows for 1999, 1998 and 1997......................     --            37
     Notes to Consolidated Financial Statements........................................     --           38-46

     Individual financial statements of 50% or less owned entities accounted for by the equity method have been omitted because, considered in the aggregate or as a single subsidiary, they do not constitute a significant subsidiary.

     With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, and certain information referred to in Items 1, 5 and 6, which information is included in the 1999 Annual Report and is incorporated herein by reference, the 1999 Annual Report is not to be deemed "filed" as part of this report.

Data submitted herewith:
     Report of Independent Accountants.................................................     S-2           --
     Financial Statement Schedules (for 1999, 1998 and 1997):
         II--Valuation and Qualifying Accounts and Reserves.............................    S-3           --
     Consent of Independent Accountants................................................     S-4           --

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Avery Dennison Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 25, 2000 appearing in the 1999 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
January 25, 2000

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                  (In millions)

                                                                    Additions/(Deductions)
                                                           ------------------------------------------
                                                Balance      Charged
                                                  at         to Costs                                   Balance
                                               Beginning       and          From                        at End
                                                of Year      Expenses   Acquisitions   Other Net*       of Year
                                            ------------------------------------------------------------------------
1999
     Allowance for doubtful accounts             $16.5         $8.7         $2.4         $(8.1)          $19.5
1998
     Allowance for doubtful accounts             $15.6         $2.7         $.2          $(2.0)          $16.5
1997
     Allowance for doubtful accounts             $17.5         $4.3          $--         $(6.2)          $15.6



* Consists of write-offs of uncollectible accounts and foreign currency translation.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-16375 and 333-38905) and Form S-8 (File Nos. 33-1132, 33-3645, 33-27275, 33-41238, 33-45376, 33-54411, 33-58921,
33-63979, 333-38707 and 333-38709) of Avery Dennison Corporation of our report dated January 25, 2000 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 25, 2000 relating to the financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Los Angeles, California
March 27, 2000

                           AVERY DENNISON CORPORATION

                                  EXHIBIT INDEX

                       For the Year Ended January 2, 1999

INCORPORATED BY REFERENCE:

                                                        Originally
 Exhibit                                                 Filed as
   No.                        Item                      Exhibit No.                         Document
 -------                      ----                      -----------                         --------

(3.1)     Restated Articles of Incorporation                 B        Proxy Statement dated February 28, 1977
                                                                      for Annual Meeting of Stockholders March 30, 1977;
                                                                      located in File No. 0-225 at Securities and Exchange
                                                                      Commission, 450 5th St., N.W., Washington, D.C.

(3.1.1)   Amendment to Certificate of Incorporation,       3.1.1      1983 Annual Report on Form 10-K
          filed April 10, 1984 with Office of
          Delaware Secretary of State

(3.1.2)   Amendment to Certificate of Incorporation,       3.1.2      1984 Annual Report on Form 10-K
          filed April 11, 1985 with Office of
          Delaware Secretary of State


(3.1.3)   Amendment to Certificate of Incorporation        3.1.3      1986 Annual Report on Form 10-K
          filed April 6, 1987 with Office of Delaware
          Secretary of State

(3.1.4)   Amendment to Certificate of Incorporation                   Current Report on Form 8-K filed October 31, 1990
          filed October 17, 1990 with Office of
          Delaware Secretary of State

(3.1.5)   Amendment to Certificate of Incorporation          3        First Quarterly report for 1997 on Form 10-Q
          filed April 28, 1997 with Office of
          Delaware Secretary of State

(3.2)     By-laws, as amended                              3(ii)      Third Quarterly report for 1999 on Form 10-Q

(4.1)     Rights Agreement dated as of October 23,                    Current Report on Form 8-K filed October 24, 1997
          1997

(4.2)     Indenture, dated as of March 15, 1991,                      Registration Statement on Form S-3
          between Registrant and Security Pacific                     (File No. 33-39491)
          National Bank, as Trustee (the "Indenture")

(4.3)     Officers' Certificate establishing a series                 Current Report on Form 8-K filed March 25, 1991
          of Securities entitled "Medium-Term
          Notes" under the Indenture

(4.4)     First Supplemental Indenture, dated as of                   Registration Statement on Form S-3
          March 16, 1993, between Registrant and                      (File No. 33-59642)
          BankAmerica National Trust Company,
          as successor Trustee (the "Supplemental
          Indenture")

(4.5)     Officers' Certificate establishing a                        Current Report on Form 8-K filed April 7, 1993
          series  of Securities entitled "Medium-Term

          Notes" under the Indenture, as amended
          by the Supplemental Indenture

(4.6)     Officers' Certificate establishing a series                 Current Report on Form 8-K filed March 29, 1994
          of Securities entitled "Medium-Term Notes,
          Series B" under the Indenture, as amended
          by the Supplemental Indenture

(4.7)     Officers' Certificate establishing a series                 Current Report on Form 8-K filed May 12, 1995
          of Securities entitled "Medium-Term Notes,
          Series C" under the Indenture, as amended
          by the Supplemental  Indenture



                                                        Originally
 Exhibit                                                 Filed as
   No.                        Item                      Exhibit No.                         Document
 -------                      ----                      -----------                         --------

(4.8)     Officers' Certificate establishing a series                 Current Report on Form 8-K filed December 16, 1996
          of Securities entitled "Medium-Term Notes,
          Series D" under the Indenture, as amended
          by the Supplemental Indenture

(10.3)    *Deferred Compensation Plan for Directors         10.3      1981 Annual Report on Form 10-K

(10.5)    *Executive Medical and Dental Plan                10.5      1981 Annual Report on Form 10-K
          (description)

(10.6)    *Executive Financial Counseling Service           10.6      1981 Annual Report on Form 10-K
          (description)

(10.8.1)  *Agreement with Charles D. Miller                10.8.1     1990 Annual Report on Form 10-K

(10.8.1.1)*Amendment to Agreement with                     10.8.1     1997 Annual Report on Form 10-K
          Charles D. Miller

(10.8.1.2)*Amendment to Agreement with                     10.8.2     1997 Annual Report on Form 10-K
          Charles D. Miller

(10.8.2)  *Agreement with Philip M. Neal                  10.8.2.1    1998 Annual Report on From 10-K

(10.8.3)  *Agreement with R.G. van Schoonenberg            10.8.3     1996 Annual Report on Form 10-K

(10.8.4)  *Form of Employment Agreement                    10.8.4     1997 Annual Report on Form 10-K

(10.9)    *Executive Group Life Insurance Plan              10.9      1982 Annual Report on Form 10-K

(10.10)   *Form of Indemnity Agreement between             10.10      1986 Annual Report on Form 10-K
          Registrant and certain directors and
          officers

(10.10.1) *Form of Indemnity Agreement between            10.10.1     1993 Annual Report on Form 10-K
          Registrant and certain directors and
          officers

(10.11)   *Amended and Restated Supplemental              10.11.1     1998 Annual Report on From 10-K
          Executive Retirement Plan ("SERP")

(10.11.1) *Amended Letter of Grant to C.D. Miller         10.11.2     1992 Annual Report on Form 10-K
          under SERP

(10.11.2) *Letter of Grant to Philip M. Neal              10.11.2     1998 Annual Report on From 10-K
          under SERP

(10.12)   *Complete Restatement and Amendment of           10.12      1994 Annual Report on Form 10-K
          Executive Deferred Compensation Plan

(10.13)   *Fourth Amended Avery Dennison                  10.13.2     1992 Annual Report on Form 10-K
          Retirement Plan for Directors

(10.15)   *1988 Stock Option Plan for Non-                 10.15      1987 Annual Report on Form 10-K
          Employee Directors ("Director Plan")

(10.15.1) *Amendment No. 1 to 1988 Stock Option           10.15.1     1994 Annual Report on Form 10-K
          Plan for Non-Employee Directors
          ("Director Plan")

(10.15.2) *Form of Non-Employee Director Stock            10.15.2     1994 Annual Report on Form 10-K
          Option Agreement under Director Plan

(10.16)   *Complete Restatement and Amendment of           10.16      1994 Annual Report on Form 10-K
          Executive Variable Deferred Compensation
          Plan ("EVDCP")




                                                        Originally
 Exhibit                                                 Filed as
   No.                        Item                      Exhibit No.                         Document
 -------                      ----                      -----------                         --------

(10.17)   *Complete Restatement and Amendment of           10.17      1994 Annual Report on Form 10-K
          Directors Deferred Compensation Plan

(10.18)   *Complete Restatement and Amendment of           10.18      1994 Annual Report on Form 10-K
          Directors Variable Deferred Compensation
          Plan ("DVDCP")

(10.19)   *1990 Stock Option and Incentive Plan            10.19      1989 Annual Report on Form 10-K
          ("1990 Plan")

(10.19.1) *Amendment No. 1 to 1990 Plan                   10.19.1     1993 Annual Report on Form 10-K

(10.19.2) *Form of Incentive Stock Option Agreement       10.19.2     1991 Annual Report on Form 10-K
          for use under 1990 Plan

(10.19.3) *Form of Non-Qualified Stock Option             10.19.3     1994 Annual Report on Form 10-K
          Agreement under 1990 Plan

(10.19.5) *Amendment No. 2 to 1990 Plan                   10.19.5     1996 Annual Report on Form 10-K

(10.28)   *Complete Restatement and Amendment of           10.28      1994 Annual Report on Form 10-K
          Executive Deferred Retirement Plan ("EDRP")

(10.31)   *Executive Variable Deferred Retirement          10.31       Registration Statement on Form S-8
          Plan ("EVDRP")                                              (File No. 33-63979)

(10.31.1) *Amended and Restated EVDRP                     10.31.1     1997 Annual Report on Form 10-K

(10.32)   *Benefit Restoration Plan                        10.32      1995 Annual Report on Form 10-K

(10.33)   *Restated Trust Agreement for Employee          10.33.1     1997 Annual Report on Form 10-K
          Stock Benefit Trust

(10.33.1) *Common Stock Purchase Agreement                  10.2      Current Report on Form 8-K filed October 24, 1996

(10.33.2) *Restated Promissory Note                       10.33.3     1997 Annual Report on Form 10-K

(10.34.1) *Trust under CAP                                  4.2       Registration Statement on Form S-8
                                                                      (File No. 333-38707)

-----------------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

SUBMITTED HEREWITH:
--

 Exhibit No.                                                       Item
 -----------                                                       ----

10.16.1     *Amendment No. 1 to EVDCP

10.18.1     *Amendment No. 1 to DVDCP

10.19.4     *Form of Non-Qualified Stock Option Agreement under 1990 Plan

10.21       *Amended and Restated 1996 Stock Incentive Plan

10.21.1     *Form of Non-Qualified Stock Option Agreement under 1996 Plan

10.27       *Executive Long-Term Incentive Plan

10.28.1     *Amendment No. 1 to EDRP

10.29       *Executive Leadership Compensation Plan

10.30       *Senior Executive Leadership Compensation Plan

10.31.2     *Amendment No. 1 to EVDRP

10.34       *Amended and Restated Capital Accumulation Plan ("CAP")

10.34.2     *Amendment No. 1 to CAP

12          Computation of Ratio of Earnings to Fixed Changes

13          Portions of Annual Report to Shareholders for fiscal year ended
            January 1, 2000

21          List of Subsidiaries

23          Consent of Independent Accountants (see page S-4)

27          Financial Data Schedule

99 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

--------------

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