Form 10-Q
period 2000-04-04
AVERY DENNISON CORPORATION
filed 2000-05-12
CIK 8818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 1, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Number of shares of $1 par value common stock outstanding as of April 28, 2000: 112,146,354

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q



                                                                                                          Page No.
Part I.  Financial Information (Unaudited):

Financial Statements:

        Condensed Consolidated Balance Sheet
                      April 1, 2000 and January 1, 2000                                                       3

        Consolidated Statement of Income
                      Quarters Ended April 1, 2000 and April 3, 1999                                          4

        Condensed Consolidated Statement of Cash Flows
                      Quarters Ended April 1, 2000 and April 3, 1999                                          5

        Notes to Consolidated Financial Statements                                                            6

Management's Discussion and Analysis of Results of Operations
   and Financial Condition                                                                                   11

Quantitative and Qualitative Disclosures About Market Risk                                                   16

Part II.  Other Information:

Submission of Matters to a Vote of Security Holders,
        Exhibits and Reports on Form 8-K                                                                     17

Signatures                                                                                                   18


                      PART I. ITEM 1. FINANCIAL INFORMATION
                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (Unaudited)



                                                                            April 1, 2000                January 1, 2000
                                                                       ------------------------      ------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                          $                  9.8        $                  6.9
    Trade accounts receivable, net                                                      577.8                         542.4
    Inventories, net                                                                    294.2                         279.8
    Prepaid expenses                                                                     24.9                          23.7
    Deferred tax assets                                                                  79.1                          79.4
    Other current assets                                                                 26.3                          23.8
                                                                       ------------------------      ------------------------
         Total current assets                                                         1,012.1                         956.0

Property, plant and equipment, at cost                                                1,952.7                       1,934.7
Accumulated depreciation                                                                901.5                         891.2
                                                                       ------------------------      ------------------------
                                                                                      1,051.2                       1,043.5

Intangibles resulting from business acquisitions, net                                   434.8                         397.0
Other assets                                                                            200.0                         196.0
                                                                       ------------------------      ------------------------

                                                                       $              2,698.1        $              2,592.5
                                                                       ========================      ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt              $                 70.1        $                 68.2
    Accounts payable                                                                    339.6                         316.8
    Other current liabilities                                                           414.9                         465.4
                                                                       ------------------------      ------------------------
         Total current liabilities                                                      824.6                         850.4

Long-term debt                                                                          726.6                         617.5
Deferred taxes and other long-term liabilities                                          239.8                         231.4
Long-term obligation                                                                     80.2                          83.3
Shareholders' equity:
    Common stock - $1 par value, authorized - 400,000,000
         shares; issued - 124,126,624 shares at April 1, 2000 and
         January 1, 2000                                                                124.1                         124.1
    Capital in excess of par value                                                      783.5                         962.3
    Retained earnings                                                                 1,328.3                       1,288.5
    Cost of unallocated ESOP shares                                                     (16.8)                        (16.8)
    Employee stock benefit trusts, 13,442,167 shares
         at April 1, 2000 and 13,914,515 shares at
         January 1, 2000                                                               (820.8)                     (1,014.0)
    Treasury stock at cost, 11,905,913 shares at April 1,
         2000 and 11,453,728 shares at January 1, 2000                                 (510.4)                       (481.3)
    Accumulated other comprehensive loss                                                (61.0)                        (52.9)
                                                                       ------------------------      ------------------------
         Total shareholders' equity                                                     826.9                         809.9
                                                                       ------------------------      ------------------------
                                                                       $              2,698.1        $               2,592.5
                                                                       ========================      ========================


                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)



                                                                               Quarter Ended
                                                              -----------------------------------------------
                                                                 April 1, 2000              April 3, 1999
                                                              --------------------      ---------------------
Net sales                                                     $            965.3        $             933.9
Cost of products sold                                                      631.2                      622.0
                                                              --------------------      ---------------------
Gross profit                                                               334.1                      311.9
Marketing, general and
    administrative expense                                                 214.2                      208.3
Restructuring charge                                                         --                        65.0
Interest expense                                                            12.3                       10.4
                                                              --------------------      ---------------------
Income before taxes                                                        107.6                       28.2
Taxes on income                                                             37.4                        9.8
                                                              --------------------      ---------------------

Net income                                                    $             70.2        $              18.4
                                                              ====================      =====================


PER SHARE AMOUNTS:
    Net income per common share                               $              .71        $               .19
    Net income per common share, assuming dilution                           .70                        .18
    Dividends                                                                .27                        .24
AVERAGE SHARES OUTSTANDING:
    Common shares                                                           98.8                       99.4
    Common shares, assuming dilution                                       100.8                      101.5



                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)



                                                                                              Quarter Ended
                                                                            --------------------------------------------------
                                                                                 April 1, 2000              April 3, 1999
                                                                            -----------------------    -----------------------
OPERATING ACTIVITIES:
---------------------
Net income                                                                  $               70.2       $              18.4
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Restructuring charge                                                                     --                       65.0
    Depreciation                                                                            31.9                      31.7
    Amortization                                                                             7.5                       4.8
    Deferred taxes                                                                           (.2)                    (22.2)
    Changes in assets and liabilities, net of the effect of
         foreign currency translation, business divestitures,
         acquisitions and restructuring charge                                             (52.0)                     (30.8)
                                                                            -----------------------    -----------------------
Net cash provided by operating activities                                                   57.4                       66.9
                                                                            -----------------------    -----------------------
INVESTING ACTIVITIES:
---------------------
Purchase of property, plant and equipment                                                  (32.8)                     (23.9)
Payments for acquisitions                                                                  (73.1)                     (35.1)
Other                                                                                       (3.9)                      (5.8)
                                                                            -----------------------    -----------------------
Net cash used in investing activities                                                     (109.8)                     (64.8)
                                                                            -----------------------    -----------------------
FINANCING ACTIVITIES:
---------------------
Net increase in short-term debt                                                            112.2                        57.2
Net decrease in long-term debt                                                               (.4)                        (.2)
Dividends paid                                                                             (30.4)                      (27.3)
Purchase of treasury stock                                                                 (29.1)                      (56.4)
Proceeds from exercise of stock options                                                      6.8                         7.9
Other                                                                                       (3.7)                        9.3
                                                                            -----------------------    -----------------------
Net cash used in financing activities                                                       55.4                        (9.5)
                                                                            -----------------------    -----------------------
Effect of foreign currency translation on cash balances                                      (.1)                        (.6)
                                                                            -----------------------    -----------------------
Increase (decrease) in cash and cash equivalents                                             2.9                        (8.0)
                                                                            -----------------------    -----------------------
Cash and cash equivalents, beginning of period                                               6.9                        18.5
                                                                            -----------------------    -----------------------
Cash and cash equivalents, end of period                                    $                9.8        $               10.5
                                                                            =======================    =======================



                 See Notes to Consolidated Financial Statements

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. Certain prior year amounts have been reclassified to conform with current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 1999 annual financial statements and notes.

     The first quarters of 2000 and 1999 consisted of thirteen-week periods ending April 1, 2000 and April 3, 1999, respectively. The interim results of operations are not necessarily indicative of future financial results.

2.   RESTRUCTURING

     In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a pretax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis.

     The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities.

     The significant components of the restructuring charge and the remaining balance as of April 1, 2000 (included within "Other current liabilities") were as follows:


(In millions)                                                Charge                 Amounts Utilized           Liability Balance
                                                     ----------------------      ----------------------      ----------------------
Severance and related costs                          $               35.1        $               25.6        $              9.5
Asset write-downs                                                    29.9                        25.2                       4.7
                                                     ----------------------      ----------------------      ----------------------
                                                     $               65.0        $               50.8        $             14.2
                                                     ======================      ======================      ======================



     Severance and related costs represent cash paid or to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal.

     Six plant closures had been initiated, five of which had been completed, by the end of the first quarter 2000 and approximately 1,030 employees had left the Company. The Company expects to complete the restructuring program in 2000.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   NET INCOME PER SHARE

     Net income per common share amounts were computed as follows:

     (In millions, except per share amounts)



                                                                 April 1, 2000              April 3, 1999
                                                            ------------------------   ------------------------
(A)   Net income available to common
      shareholders                                          $       70.2               $        18.4
                                                            ========================   ========================
(B)   Weighted average number of common
      shares outstanding                                            98.8                        99.4
      Additional common shares issuable under
      employee stock options using the treasury
      stock method                                                   2.0                         2.1
                                                            ------------------------   ------------------------
(C)   Weighted average number of common
      shares outstanding assuming the exercise of
      stock options                                                100.8                       101.5
                                                            ========================   ========================

Net income per common share (A) / (B)                       $        .71               $         .19
                                                            ========================   ========================
Net income per common share,                                $        .70               $         .18
assuming dilution (A) / (C)                                 ========================   ========================


4.   COMPREHENSIVE INCOME

     Comprehensive income includes net income and foreign currency translation adjustments that are currently presented as a component of shareholders' equity. The Company's total comprehensive income (loss) for the three months ended April 1, 2000 and April 3, 1999 was $62.1 million and $(6.4) million, respectively.

5.   FOREIGN CURRENCY TRANSLATION

     Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies resulted in a loss of $.1 million for the first quarter of 2000 and had no impact on net income for the first quarter of 1999. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 2000 and 1999.

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

7.   INVENTORIES

     Inventories consisted of (in millions):



                                                                              April 1, 2000                 January 1, 2000
                                                                        -------------------------      -------------------------
Raw materials                                                           $          84.5                $          86.2
Work-in-progress                                                                   79.5                           77.0
Finished goods                                                                    155.6                          144.0
LIFO adjustment                                                                   (25.4)                         (27.4)
                                                                        -------------------------      -------------------------
                                                                        $         294.2                $          279.8
                                                                        =========================      =========================



8.   INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

     Accumulated amortization of intangible assets at April 1, 2000 and January 1, 2000 was $71.2 million and $67 million, respectively.

9.   RESEARCH AND DEVELOPMENT

     Research and development expense for the first quarters of 2000 and 1999 was $16.5 million and $15.6 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  CONTINGENCIES

     The Company has been designated by the U.S. Environmental Protection Agency
     (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at 11 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.  SEGMENT INFORMATION

     Financial information by reportable operating segment is set forth below:



(In millions)                                                                          April 1, 2000            April 3, 1999
-------------------------------------------------------------------------------  ------------------------ ------------------------
NET SALES:
Pressure-sensitive Adhesives and Materials                                       $             537.3      $             500.9
Consumer and Converted Products                                                                460.6                    465.1
Intersegment                                                                                   (32.6)                   (34.0)
Divested operations                                                                             --                        1.9
-------------------------------------------------------------------------------  ------------------------ ------------------------
Net sales                                                                        $             965.3      $             933.9
===============================================================================  ======================== ========================
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST AND TAXES:
Pressure-sensitive Adhesives and Materials                                       $              61.0      $              27.1
Consumer and Converted Products                                                                 65.5                     23.1
Corporate administrative and research and
      development expenses                                                                      (6.6)                   (11.1)
Divested operations                                                                              --                       (.5)
-------------------------------------------------------------------------------  ------------------------ -----------------------
                                                                                 $             119.9      $              38.6
Interest expense                                                                               (12.3)                   (10.4)
-------------------------------------------------------------------------------  ------------------------ ------------------------
Income before taxes                                                              $             107.6      $              28.2
===============================================================================  ======================== ========================



     First quarter 1999 results include a pretax restructuring charge of $65 million. The charge was allocated as follows: $25.1 million to the Pressure-sensitive Adhesives and Materials segment, $37.6 million to the Consumer and Converted Products segment, and $2.3 million to Corporate. See
     Note 2 for additional information regarding the Company's first quarter 1999 restructuring charge.


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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: FOR THE QUARTER

Quarterly sales increased to $965.3 million, a 3.4 percent increase over first quarter 1999 sales of $933.9 million. Excluding the impact of currency, sales grew 7 percent. Acquisitions contributed 1.8 percentage points of sales growth.

Gross profit margin increased to 34.6 percent for the quarter compared to 33.4 percent for the first quarter of 1999. The improvement was primarily due to manufacturing cost reductions and improved productivity.

Marketing, general and administrative expense, as a percent of sales, improved to 22.2 percent from 22.3 percent for the first quarter of 1999.

In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a pretax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis, in the first quarter of 1999. The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities. The restructuring charge includes severance and related costs for approximately 1,500 positions ($35.1 million), and asset write-downs ($29.9 million). Severance and related costs represent cash paid or to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal. Six plant closures had been initiated, five of which had been completed, by the end of the first quarter 2000 and approximately 1,030 employees had left the Company. In addition, $25.6 million had been paid for severance and related costs and $25.2 million had been utilized in asset write-downs. The Company expects to complete the restructuring program in 2000. The Company expects cumulative 2000 pretax savings in the range of $38 million to $40 million. When fully implemented, the Company estimates cumulative annual savings of approximately $58 million to $62 million.

Interest expense increased to $12.3 million for the quarter compared to $10.4 million a year ago, primarily reflecting increased debt to fund acquisitions, capital expenditures and share repurchases.

Income before taxes, as a percent of sales, was 11.1 percent compared to 3 percent a year ago, reflecting the $65 million restructuring charge. Excluding the restructuring charge, income before taxes, as a percent of sales, was 10 percent in the first quarter of 1999. The increase reflects the benefits of manufacturing cost reductions and improved profitability in the international operations. The effective tax rate was comparable to the first quarter of 1999 at 34.8 percent.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: FOR THE QUARTER (CONTINUED)

Net income totaled $70.2 million compared to $18.4 million in the first quarter of 1999. Excluding the restructuring charge in the first quarter of 1999, net income increased 15.3 percent from $60.9 million. Net income, as a percent of sales, was 7.3 percent for the first quarter of 2000 and 2 percent for the same period last year. Excluding the restructuring charge, net income, as a percent of sales, was 6.5 percent in the first quarter of 1999.

Net income per common share for the quarter was $.71 compared to $.19 in the first quarter of 1999. Excluding the restructuring charge, net income per common share increased 16.4 percent from $.61 for the first quarter of 1999. Net income per common share, assuming dilution, was $.70 for the first quarter of 2000 and $.18 for the first quarter of 1999. Excluding the restructuring charge, net income per common share, assuming dilution, increased 16.7 percent from $.60 for the first quarter of 1999.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT


Pressure-sensitive Adhesives and Materials:

(In millions)                                                                         April 1, 2000        April 3, 1999
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                             $     537.3          $     500.9

Income from operations before interest and taxes                                             61.0                 27.1
------------------------------------------------------------------------------------------------------------------------------------



The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for the first quarter of 2000 compared to the same period last year. The segment's income results for the first quarter of 1999 include a pretax restructuring charge of $25.1 million ($15.4 million in the U.S. operations and $9.7 million in the international operations). Sales increased in the U.S. operations driven by the Stimsonite acquisition and solid unit volume growth in the graphics and core U.S. roll materials business. Income from the U.S. operations increased compared to the first quarter of 1999, excluding the restructuring charge. Income was negatively impacted by the seasonality of the Stimsonite business. Total international operations in the segment reported increased sales and income. Increased sales were due to strong volume growth in the Asian and Latin American businesses. Strong volume growth in Europe was offset by changes in foreign currency rates. Income from international operations increased due to improved profitability in the Asian and Latin American businesses.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: FOR THE QUARTER (CONTINUED)

Consumer and Converted Products:


(In millions)                                                                         April 1, 2000        April 3, 1999
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                             $       460.6        $     465.1
Income from operations before interest and taxes                                               65.5               23.1
------------------------------------------------------------------------------------------------------------------------------------


The Consumer and Converted Products segment reported a slight decrease in sales, but the segment had an increase in sales excluding the impact of currency. Income increased for the first quarter of 2000 compared to the same period last year. The segment's income results for the first quarter of 1999 include a pretax restructuring charge of $37.6 million ($24.3 million in the U.S. operations and $13.3 million in the international operations). Sales in the U.S. operations were impacted by decreased sales in the consumer packaging business, which includes battery labels, and a shift of sales from the first quarter of 2000 to the fourth quarter of 1999 due to customer prebuying. In the prior year, a key customer in the battery labels business made a product mix change in its battery lines, resulting in a partial shift from higher-priced tester labels to standard battery labels. Income in the U.S. operations was negatively impacted by the battery label business, but was partially offset by the benefits gained from prior year's restructuring. Sales in the international operations decreased due to changes in foreign currency rates. The impact of currency on European operations offset the strong sales volume growth in the Asian and Latin American businesses. Income from international operations increased primarily due to improved profitability in the European office products business.

FINANCIAL CONDITION

Average working capital, excluding short-term debt, as a percentage of sales, increased to 6.7 percent from 5.1 percent a year ago. The average number of days sales outstanding in accounts receivable increased to 55 days compared to 49 days a year ago. Average inventory turnover for the first quarter of 2000 was
8.6 inventory turns compared to 9.8 inventory turns a year ago.

Net cash flows provided by operating activities totaled $57.4 million for the first quarter of 2000 compared to $66.9 million for the first quarter of 1999. The decrease in net cash flows provided by operating activities was primarily due to an increase in working capital. In addition to cash flows from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

Capital spending for the quarter was $32.8 million compared to $23.9 million for the first quarter of 1999. This increase was due to investment in capacity to support volume growth. Total capital spending for 2000 is expected to be in the range of $180 million to $200 million.

During the first quarter of 2000, total debt increased $111 million to $796.7 million from year end 1999. The increase in debt was primarily due to the debt issuance to fund acquisitions, capital expenditures and share repurchases. Total debt to total capital was 49.1 percent as of the end of the first quarter of 2000 and 45.8 percent at year end 1999. The Company previously registered with the Securities and Exchange Commission $150 million in principal amount of uncollaterized medium-term notes, of which $110 million in notes had been issued as of year end 1999. No notes were issued in the first quarter of 2000. Proceeds from the medium-term notes have been used to refinance short-term debt and for other general corporate purposes.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION (CONTINUED)

On March 31, 2000, the Company acquired the Adespan pressure-sensitive materials operation of Panini S.p.A., a European printing and publishing company based in Italy. Adespan had sales of approximately $75 million in 1999. The excess of the cost basis over the fair value of net tangible assets acquired was approximately $35 million. The Adespan business will operate as a division within the Company's Fasson roll materials business in Europe.

On January 12, 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH (Zweckform), a German office products supplier. The Company's aggregate cost basis in this venture was financed through available cash resources and the assumption of an obligation as reported in the "Long-term obligation" line on the Condensed Consolidated Balance Sheet. The entire obligation is scheduled to be paid in 2004.

Shareholders' equity increased to $826.9 million from $809.9 million at year end 1999. During the first quarter of 2000, the Company purchased 450,000 shares of common stock at a cost of $29.1 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, decreased during the quarter by $193.2 million to $820.8 million from year end 1999.

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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SAFE HARBOR STATEMENT

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended January 1, 2000 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, customer and supplier and manufacturing concentrations, changes in customer order patterns and inventory levels, increased competition, loss of significant contract(s) or customer(s), impact of Year 2000 issues and the euro conversion, legal proceedings, fluctuations in foreign exchange rates or other risks associated with foreign operations, changes in economic or political conditions, and other factors.

Any forward looking statements should be considered in light of the factors detailed in Exhibit 99 in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended January 1, 2000.

                           PART II. OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES

ITEMS 1, 2 AND 3.  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held its annual stockholders' meeting on April 27, 2000. The stockholders voted to reelect three directors to the Board of Directors as follows:


                                                                  Number of Shares Votes(1)
                                                       ----------------------------------------------
                                                              For                       Withheld
                                                       -----------------            -----------------
Sidney R. Petersen                                         99,330,520                    1,112,288

John C. Argue                                              99,303,212                    1,139,596

David E.I. Pyott                                           98,967,150                    1,475,658


(1)  There were no abstentions or shares otherwise not voted by brokers.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:            3(ii)    Bylaws of Avery Dennison Corporation -
                                   amended and restated April 27, 2000

                          12       Computation of Ratio of Earnings to
                                   Fixed Charges

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended April 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AVERY DENNISON CORPORATION
                                       --------------------------
                                             (Registrant)




                                       /s/ Robert M. Calderoni
                                       -----------------------------------------
                                       Robert M. Calderoni
                                       Senior Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer)





                                       /s/ Thomas E. Miller
                                       -----------------------------------------
                                       Thomas E. Miller
                                       Vice President and Controller
                                       (Chief Accounting Officer)


                                       May 12, 2000