Form 10-Q
period 2000-07-01
AVERY DENNISON CORPORATION
filed 2000-08-15
CIK 8818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2000

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
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)


150 NORTH ORANGE GROVE BOULEVARD, PASADENA, CALIFORNIA                    91103
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (626) 304-2000


     Indicate by a check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

     Number of shares of $1 par value common stock outstanding as of July 28, 2000: 111,538,800

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                                                                                               PAGE NO.
Part I. Financial Information (Unaudited):

Financial Statements:

             Condensed Consolidated Balance Sheet
                  July 1, 2000 and January 1, 2000                                                   3

             Consolidated Statement of Income
                  Three and Six Months Ended July 1, 2000 and July 3, 1999                           4

             Condensed Consolidated Statement of Cash Flows
                  Six Months Ended July 1, 2000 and July 3, 1999                                     5

             Notes to Consolidated Financial Statements                                              6

Management's Discussion and Analysis of Results of Operations and
  Financial Condition                                                                               12

Quantitative and Qualitative Disclosures About Market Risk                                          19


Part II.  Other Information:

Exhibits and Reports on Form 8-K                                                                    20

Signatures                                                                                          21


                      PART I. ITEM 1. FINANCIAL INFORMATION
                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (Unaudited)


                                                                                   July 1, 2000                January 1, 2000
                                                                                   ------------                ---------------
ASSETS
Current assets:
 Cash and cash equivalents                                                         $     6.4                   $      6.9
 Trade accounts receivable, net                                                        610.8                        542.4
 Inventories, net                                                                      308.0                        279.8
 Prepaid expenses                                                                       25.6                         23.7
 Deferred tax assets                                                                    76.6                         79.4
 Other current assets                                                                   26.8                         23.8
                                                                                     ----------                   ----------
         Total current assets                                                        1,054.2                        956.0

Property, plant and equipment, at cost                                               1,970.4                      1,934.7
Accumulated depreciation                                                               913.5                        891.2
                                                                                     ----------                   ----------
                                                                                     1,056.9                      1,043.5

Intangibles resulting from business acquisitions, net                                  415.4                        397.0
Other assets                                                                           205.6                        196.0
                                                                                     ----------                   ----------

                                                                                  $  2,732.1                   $  2,592.5
                                                                                     ===========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current portion of long-term debt                            $     43.9                   $     68.2
 Accounts payable                                                                      363.0                        316.8
 Other current liabilities                                                             429.4                        465.4
                                                                                     ----------                   ----------
         Total current liabilities                                                     836.3                        850.4

Long-term debt                                                                         739.1                        617.5
Deferred taxes and other long-term liabilities                                         241.0                        231.4
Long-term obligation                                                                    77.4                         83.3
Shareholders' equity:
 Common stock - $1 par value authorized - 400,000,000 shares;
      issued - 124,126,624 shares at July 1, 2000 and
      January 1, 2000                                                                  124.1                        124.1
 Capital in excess of par value                                                        857.8                        962.3
 Retained earnings                                                                   1,370.9                      1,288.5
 Cost of unallocated ESOP shares                                                       (16.8)                       (16.8)
 Employee stock benefit trusts, 13,164,687 shares at
         July 1, 2000 and 13,914,515 shares at January 1, 2000                        (882.8)                    (1,014.0)
 Treasury stock at cost, 12,268,824 shares at July 1, 2000
         and 11,453,728 shares at January 1, 2000                                     (534.0)                      (481.3)
 Accumulated other comprehensive loss                                                  (80.9)                       (52.9)
                                                                                    ----------                   ----------
         Total shareholders' equity                                                    838.3                        809.9
                                                                                    ----------                   ----------

                                                                                 $   2,732.1                  $   2,592.5
                                                                                    ===========                  ==========



                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                        Three Months Ended                            Six Months Ended
                                                July 1, 2000           July 3, 1999          July 1, 2000          July 3, 1999
                                             -------------------    ------------------    ------------------    -------------------
Net sales                                    $           993.4      $          928.5      $        1,958.7      $         1,862.4
Cost of products sold                                    649.7                 614.3               1,280.9                1,236.3
                                             -------------------    ------------------    ------------------    -------------------
Gross profit                                             343.7                 314.2                 677.8                  626.1
Marketing, general and
  administrative expense                                 218.7                 207.3                 432.9                  415.6
Restructuring charge                                       -                     -                     -                     65.0
Interest expense                                          14.6                   9.2                  26.9                   19.6
                                             -------------------    ------------------    ------------------    -------------------
Income before taxes                                      110.4                  97.7                 218.0                  125.9
Taxes on income                                           37.6                  34.0                  75.0                   43.8
                                             -------------------    ------------------    ------------------    -------------------

Net income                                   $            72.8      $           63.7      $          143.0      $            82.1
                                             ===================    ==================    ==================    ===================

PER SHARE AMOUNTS:
Net income per common share                  $              .74     $             .64     $            1.45     $              .83
Net income per common share,                                .73                                                                .81
    assuming dilution                                                             .63                  1.42
Dividends                                                   .27                   .24                   .54                    .48

AVERAGE SHARES OUTSTANDING:
Common shares                                             98.7                  99.4                  98.8                   99.4
Common shares, assuming dilution                         100.4                 101.7                 100.6                  101.6


                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                            ------------------------------------------
                                                                               July 1, 2000            July 3, 1999
                                                                            ------------------      ------------------
OPERATING ACTIVITIES:
Net income                                                                      $   143.0               $    82.1
Adjustments to reconcile net income to net cash provided
         by operating activities:
         Restructuring charge                                                         -                     65.0
         Depreciation                                                                63.5                   62.8
         Amortization                                                                15.1                    9.6
         Deferred taxes                                                               3.7                  (13.2)
         Changes in assets and liabilities, net of the effect of
            foreign currency translation, business divestitures,
            acquisitions and restructuring charge                                   (54.9)                 (23.6)
                                                                                ---------              ---------
Net cash provided by operating activities                                           170.4                  182.7
                                                                                ---------              ---------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                           (77.3)                 (58.6)
Payments for acquisitions, net of divestitures                                      (76.9)                 (32.5)
Other                                                                               (13.6)                   1.3
                                                                                ---------              ---------
Net cash used in investing activities                                              (167.8)                 (89.8)
                                                                                ---------              ---------

FINANCING ACTIVITIES:
Net increase in short-term debt                                                     100.6                    4.0
Net decrease in long-term debt                                                       (1.5)                   (.3)
Dividends paid                                                                      (60.6)                 (54.7)
Purchase of treasury stock                                                          (52.7)                 (65.6)
Proceeds from exercise of stock options                                              13.0                   11.9
Other                                                                                (1.6)                   -
                                                                                ---------              ---------
Net cash used in financing activities                                                (2.8)                (104.7)
                                                                                ---------              ---------
Effect of foreign currency translation on cash balances                               (.3)                   (.4)
                                                                                ---------              ---------
Decrease in cash and cash equivalents                                                 (.5)                 (12.2)
                                                                                ---------              ---------
Cash and cash equivalents, beginning of period                                        6.9                   18.5
                                                                                ---------              ---------
Cash and cash equivalents, end of period                                        $     6.4              $     6.3
                                                                                =========              =========

                 See Notes to Consolidated Financial Statements

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. Certain prior year amounts have been reclassified to conform with current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 1999 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the Company's
      1999 Annual Report on Form 10-K.

      The second quarters of 2000 and 1999 consisted of thirteen-week periods ending July 1, 2000 and July 3, 1999, respectively. The interim results of operations are not necessarily indicative of future financial results.


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

      The significant components of the restructuring charge and the remaining balance as of July 1, 2000 (included within "Other current liabilities") were as follows:

                                                        Amounts
(In millions)                               Charge     Utilized       Balance
                                            ------     ---------     ---------
Severance and related costs                 $ 35.1      $  27.7       $    7.4
Asset write-downs                             29.9         26.1            3.8
                                            ------      -------       --------
                                            $ 65.0      $  53.8       $   11.2
                                            ======      =======       ========

      Severance and related costs represent cash paid or to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal.

      Seven plant closures had been initiated, six of which had been completed, by the end of the second quarter 2000 and approximately 1,160 employees had left the Company. The Company expects to complete the restructuring program in 2000.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.    NET INCOME PER SHARE

      Net income per common share amounts were computed as follows:


      (In millions, except per share amounts)

                                                          Three Months Ended                   Six Months Ended
                                                    -------------------------------      ------------------------------
                                                    July 1, 2000      July 3, 1999      July 1, 2000      July 3, 1999
                                                    ------------      ------------      ------------      ------------
(A)        Net income available to common
           shareholders                              $     72.8       $      63.7       $     143.0       $       82.1
                                                     ==========       ===========       ===========      =============
(B)        Weighted average number of
           common shares outstanding                       98.7              99.4              98.8               99.4

           Additional common shares issuable
           under employee stock options using
           the treasury stock method                        1.7               2.3               1.8                2.2
                                                    -----------       -----------       -----------      -------------
(C)        Weighted average number of
           common shares outstanding
           assuming the exercise of stock
           options                                        100.4             101.7             100.6              101.6
                                                     ==========       ===========       ===========      =============

Net income per common share (A) / (B)                $      .74       $      .64        $      1.45      $         .83
                                                     ==========       ===========       ===========      =============
Net income per common share, assuming
dilution (A) / (C)                                   $      .73       $      .63        $      1.42      $         .81
                                                     ==========       ===========       ===========      =============


4.    COMPREHENSIVE INCOME

      Comprehensive income includes net income and foreign currency translation adjustments that are currently presented as a component of shareholders' equity. The Company's total comprehensive income for the three and six months ended July 1, 2000 was $52.9 million and $115 million, respectively. For the three and six months ended July 3, 1999 total comprehensive income was $53.6 million and $47.2 million, respectively.

5.    FOREIGN CURRENCY TRANSLATION

      Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during 2000 resulted in losses of $1.1 million and $1.2 million, respectively, during the three and six months ended July 1, 2000. For the three and six months ended July 3, 1999, the Company recorded a loss of $1.1 million. Operations in hyperinflationary economies consist of the Company's operations in Turkey.

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


7.    INVENTORIES

      Inventories consisted of (in millions):

                                                              July 1, 2000                 January 1, 2000
                                                              ------------                 ---------------
Raw materials                                                  $    91.7                     $      86.2
Work-in-progress                                                    76.1                            77.0
Finished goods                                                     165.9                           144.0
LIFO adjustment                                                    (25.7)                          (27.4)
                                                               ---------                     -----------
                                                               $   308.0                     $     279.8
                                                               =========                     ===========

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.    BUSINESS ACQUISITIONS

      During the first half of 2000, the Company acquired two companies for approximately $80 million. The acquisitions represent additions to the Company's materials and converting operations and were accounted for using the purchase method of accounting. Operating results have been included in the consolidated financial statements since acquisition, and the assets and liabilities of the entities have been recorded using a preliminary estimate of fair value. The excess of the purchase price over the fair value of the net assets acquired is approximately $32 million and is being amortized over its expected useful life. These businesses are not significant in relation to the consolidated financial position and results of operations.

      Accumulated amortization of intangible assets at July 1, 2000 and January 1, 2000 was $74.7 million and $67 million, respectively.


9.    RESEARCH AND DEVELOPMENT

      Research and development expense for the three and six months ended July 1, 2000 was $17.5 million and $34 million, respectively. For the three and six months ended July 3, 1999, research and development expense was $14.9 million and $30.5 million, respectively.


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


11.   SEGMENT INFORMATION

      Financial information by reportable operating segment is set forth below:


                                                          Three Months Ended                 Six Months Ended
                                                    ------------------------------   -------------------------------
(In millions)                                        July 1, 2000   July 3, 1999      July 1, 2000    July 3, 1999
------------                                        -------------   --------------   -------------    --------------
NET SALES:
Pressure-sensitive Adhesives and Materials           $   549.8        $   492.1        $  1,087.2        $   993.0
Consumer and Converted Products                          480.2            471.2             940.7            936.3
Intersegment                                             (36.6)           (36.4)            (69.2)           (70.4)
Divested operations                                          -              1.6                 -              3.5
                                                     ---------        ---------       -----------        ---------
Net sales                                            $   993.4        $   928.5       $   1,958.7        $ 1,862.4
                                                     =========        =========       ===========        =========
INCOME (LOSS) FROM OPERATIONS BEFORE
  INTEREST AND TAXES:
Pressure-sensitive Adhesives and Materials           $    57.0        $    50.8       $     118.0        $    77.9
Consumer and Converted Products                           74.6             64.3             140.2             87.3
Corporate administrative and research and
  development expenses                                    (6.6)            (7.6)            (13.3)           (18.6)
Divested operations                                          -              (.6)                -             (1.1)
                                                     ---------        ---------       -----------        ---------
                                                     $   125.0        $   106.9       $     244.9        $   145.5
Interest expense                                         (14.6)            (9.2)            (26.9)           (19.6)
                                                     ---------        ---------       -----------        ---------
Income before taxes                                  $   110.4        $    97.7       $     218.0        $   125.9
                                                     =========        =========       ===========        =========

     Results for the six months ended July 3, 1999 include a pretax restructuring charge of $65 million. The charge was allocated as follows:
     $25.1 million to the Pressure-sensitive Adhesives and Materials segment, $37.6 million to the Consumer and Converted Products segment, and $2.3 million to Corporate. See Note 2 for additional information regarding the Company's first quarter 1999 restructuring charge.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


12.  FUTURE ACCOUNTING REQUIREMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements and will be effective the fourth quarter of 2000. The Company is in the process of determining the impact of this standard and anticipates that it will not have a material impact on the Company's financial results when effective.

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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS: FOR THE QUARTER

Quarterly sales increased to $993.4 million, a 7 percent increase over second quarter 1999 sales of $928.5 million. Excluding the impact of currency, sales grew 10.7 percent. Acquisitions contributed 5.2 percentage points of sales growth.

Gross profit margin increased to 34.6 percent for the quarter compared to 33.8 percent for the second quarter of 1999. The improvement was primarily due to manufacturing cost reductions and improved productivity.

Marketing, general and administrative expense, as a percent of sales, improved to 22 percent compared to 22.3 percent for the second quarter of 1999.

Interest expense increased to $14.6 million for the quarter, compared to $9.2 million a year ago, primarily reflecting increased debt to fund acquisitions and share repurchases.

Income before taxes, as a percent of sales, increased to 11.1 percent from 10.5 percent a year ago, primarily as a result of manufacturing cost reductions and improved productivity. The effective tax rate decreased to 34.1 percent for the quarter compared to 34.8 percent for the second quarter of 1999, primarily due to a different geographic mix of income.

Net income increased 14.3 percent to $72.8 million compared to $63.7 million in the second quarter of 1999. Net income per common share for the quarter was $.74 compared to $.64 in the same period last year, a 15.6 percent increase. Net income per common share, assuming dilution, was $.73 for the second quarter of 2000 and $.63 for the second quarter of 1999, a 15.9 percent increase year over year.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT

Pressure-sensitive Adhesives and Materials:

                                                             Three Months Ended
                                                     --------------------------------------
(In millions)                                        July 1, 2000              July 3, 1999
                                                     ------------              ------------
Net sales                                               $ 549.8                    $ 492.1
Income from operations before interest and taxes           57.0                       50.8
                                                        -------                    -------

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: FOR THE QUARTER (CONTINUED)

The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for the second quarter of 2000 compared to the same period last year. Increased sales in the U.S. operations were primarily driven by the acquisition of Stimsonite and growth in the graphics materials business. Domestic sales growth was negatively impacted by what the Company believes to be a temporary slowdown for the U.S. roll materials business. This slowdown in growth was driven primarily by two factors: packaging and graphics changes planned by consumer product companies, which resulted in transitional inventory reductions by the Company's converting customers; and some loss of sales on certain price-competitive, lower margin products. The Company expects to regain sales related to these factors by the end of the year. The slowdown and the resulting shift in product mix in the U.S. tempered increases achieved by international operations. Total international operations in the segment reported increased sales, driven by strong volume growth in Asia, Latin America and Europe, as well as the recent acquisition of Adespan in Europe. Sales growth in Europe was partially offset by changes in foreign currency rates. Income from international operations increased primarily due to volume growth and improved profitability in the Asian and Latin American businesses.

Consumer and Converted Products:

                                                             Three Months Ended
                                                     --------------------------------------
(In millions)                                        July 1, 2000              July 3, 1999
                                                     ------------              ------------
Net sales                                              $ 480.2                    $ 471.2
Income from operations before interest and taxes          74.6                       64.3
                                                       -------                    -------

The Consumer and Converted Products segment reported increased sales and income for the second quarter of 2000 compared to the same period last year. Sales in the U.S. operations improved primarily due to sales growth for most Avery-brand office products. Income from U.S. operations increased due to the sales growth in the office products business and manufacturing cost reductions and improved productivity related to the prior year's restructuring. Both sales and income were partially impacted by decreased volume in some of the Company's consumer packaging businesses. Total international operations in the segment reported increased sales primarily due to growth in the worldwide ticketing business. Solid sales growth in Europe was offset by changes in foreign currency rates. Income for the international operations increased due to strong volume growth and improved profitability in the worldwide ticketing business.

RESULTS OF OPERATIONS: SIX MONTHS YEAR-TO-DATE

Sales for the first six months of 2000 increased 5.2 percent to $1.96 billion compared to $1.86 billion in the corresponding period of 1999. Excluding the impact of currency, sales grew 8.8 percent. Acquisitions contributed 3.5 percentage points of sales growth.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: SIX MONTHS YEAR-TO-DATE (CONTINUED)

Gross profit margin for the first six months increased to 34.6 percent compared to 33.6 percent for the first six months of 1999. The improvement was due to manufacturing cost reductions and improved productivity.

Marketing, general and administrative expense, as a percent of sales, for the first six months improved to 22.1 percent compared to 22.3 percent for the first six months of 1999.

In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a pretax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis, in the first quarter of 1999. The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities. The restructuring charge includes severance and related costs for approximately 1,500 positions ($35.1 million), and asset write-downs ($29.9 million). Severance and related costs represent cash paid or to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal. Seven plant closures had been initiated, six of which had been completed, by the end of the second quarter 2000 and approximately 1,160 employees had left the Company. In addition, $27.7 million had been paid for severance and related costs and $26.1 million had been utilized in asset write-downs. The Company expects to complete the restructuring program in 2000. The Company expects cumulative 2000 pretax savings in the range of $38 million to $40 million. When fully implemented, the Company estimates annual savings of approximately $58 million to $62 million.

Interest expense increased to $26.9 million for the first six months compared to $19.6 million for the first six months of 1999, primarily reflecting increased debt to fund acquisitions, capital expenditures and share repurchases.

Income before taxes, as a percent of sales, was 11.1 percent compared to 6.8 percent for 1999, reflecting the $65 million restructuring charge. Excluding the restructuring charge, income before taxes, as a percent of sales, was 10.3 percent for the first six months of 1999. The increase reflects the benefits of manufacturing cost reductions and improved profitability. The year-to-date effective tax rate decreased to 34.4 percent for 2000 from 34.8 percent for 1999 primarily due to a different geographic mix of income.

Net income totaled $143 million compared to $82.1 million in the first six months of 1999. Excluding the restructuring charge in the first quarter of 1999, net income increased 14.9 percent from $124.5 million. Net income, as a percent of sales, was 7.3 percent for the first six months of 2000 and 4.4 percent for the same period last year. Excluding the restructuring charge, net income, as a percent of sales, was 6.7 percent for the first six months of 1999.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: SIX MONTHS YEAR-TO-DATE (CONTINUED)

Net income per common share for the first six months was $1.45 compared to $.83 for the same period last year. Excluding the restructuring charge, net income per common share for the first six months increased 16 percent from $1.25 for the same period last year. Net income per common share, assuming dilution, was $1.42 for the first six months of 2000 and $.81 for the first six months of 1999. Excluding the restructuring charge, net income per common share, assuming dilution, increased 15.4 percent from $1.23 for the same period last year.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT


Pressure-sensitive Adhesives and Materials:                                          Six Months Ended
                                                                     -------------------------------------------------
(In millions)                                                                   July 1, 2000              July 3, 1999
-------------------------------------------------------------------  -----------------------  ------------------------
Net sales                                                            $              1,087.2    $                993.0
Income from operations before interest and taxes                                      118.0                      77.9
-------------------------------------------------------------------  -----------------------  ------------------------


The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for the first six months of 2000 compared to the same period last year. The segment's income results for the first six months of 1999 include a pretax restructuring charge of $25.1 million ($15.4 million in the U.S. operations and $9.7 million in the international operations). Increased sales in the U.S. operations were primarily driven by the acquisition of Stimsonite and solid unit volume growth in the graphics materials business. Domestic sales growth was negatively impacted by what the Company believes to be a temporary slowdown in the U.S. roll materials business in the second quarter. This slowdown in growth was driven primarily by two factors: packaging and graphics changes planned by consumer product companies, which resulted in transitional inventory reductions by the Company's converting customers; and some loss of sales on certain price-competitive, lower margin products. The Company expects to regain sales related to these factors by the end of the year. The slowdown and the resulting shift in product mix in the U.S. tempered increases achieved by international operations. Total international operations in the segment reported increased sales and income. Increased sales were driven by strong volume growth in Asia, Latin America and Europe, as well as the recent acquisition of Adespan in Europe. Sales growth in Europe was offset by changes in foreign currency rates. Income from international operations increased compared to the first six months of 1999, excluding the restructuring charge, primarily due to volume growth and improved profitability in the Asian and Latin American businesses.


Consumer and Converted Products:                                                     Six Months Ended
                                                                     -------------------------------------------------
(In millions)                                                                   July 1, 2000              July 3, 1999
-------------------------------------------------------------------  -----------------------  ------------------------
Net sales                                                             $              940.7     $               936.3
Income from operations before interest and taxes                                     140.2                      87.3
-------------------------------------------------------------------  -----------------------  ------------------------


                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: SIX MONTHS YEAR-TO-DATE (CONTINUED)

The Consumer and Converted Products segment reported increased sales and income for the first six months of 2000 compared to the same period last year. The segment's income results for the first six months of 1999 include a pretax restructuring charge of $37.6 million ($24.3 million in the U.S. operations and $13.3 million in the international operations). Increased sales in the U.S. operations were primarily led by sales growth for most Avery-brand office products. Income from U.S. operations increased compared to the first six months of 1999, excluding the restructuring charge, due to the sales growth in the office products business and manufacturing cost reductions and improved productivity related to the prior year's restructuring. Both sales and income were impacted by decreased volume and an unfavorable product mix shift in the Company's consumer packaging businesses. In the prior year, a key customer in the battery labels business made a product mix change in its battery lines, resulting in a partial shift from higher-priced tester labels to standard battery labels. Sales in the international operations decreased slightly due to changes in foreign currency rates. The impact of currency on European operations offset strong sales growth in the Asian and Latin American businesses. Income from international operations increased compared to the first six months of 1999, excluding the restructuring charge, due to improved profitability in the European office products business and growth in the worldwide ticketing business.

FINANCIAL CONDITION

Average working capital, excluding short-term debt, as a percentage of sales, increased to 6.6 percent for the quarter from 4.9 percent a year ago, partially reflecting a decrease in current liabilities related to prior year's restructuring. Average inventory turnover for the second quarter was
8.4 inventory turns compared to 9.8 inventory turns a year ago. The decrease in inventory turns was primarily due to higher inventory levels associated with recently acquired companies, as well as an increase in certain office products inventories to maintain service levels as production moves to other manufacturing facilities as a result of the restructuring. The average number of days of sales outstanding in accounts receivable increased to 56 days compared to 53 days a year ago, reflecting longer payment terms associated with increased international sales and recent acquisitions.

Net cash flows provided by operating activities totaled $170.4 million for the first six months of 2000 and $182.7 million for the first half of 1999. The decrease in net cash flows provided by operating activities was primarily due to an increase in working capital. In addition to cash flows from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

Capital spending for the quarter was $44.5 million compared to $34.7 million a year ago. For the first six months of 2000, capital spending totaled $77.3 million compared to $58.6 million a year ago. This increase was due to investment in capacity to support volume growth. Total capital spending for 2000 is expected to be in the range of $180 million to $200 million.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION (CONTINUED)

During the first six months of 2000, total debt increased $97.3 million to $783 million from year end 1999. The increase in debt was primarily due to the debt issuance to fund acquisitions, capital expenditures and share repurchases. Total debt to total capital was 48.3 percent as of the end of the second quarter of 2000 and 45.8 percent at year end 1999. The Company previously registered with the Securities and Exchange Commission $150 million in principal amount of uncollateralized medium-term notes, of which $110 million in notes had been issued as of year end 1999. No notes were issued during the first six months of 2000. Proceeds from the medium-term notes have been used to refinance short-term debt and for other general corporate purposes.

On March 31, 2000, the Company acquired the Adespan pressure-sensitive materials operation of Panini S.p.A., a European printing and publishing company based in Italy. Adespan had sales of approximately $75 million in 1999. The Adespan business will continue to operate as a division within the Company's Fasson roll materials business in Europe.

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

Shareholders' equity increased to $838.3 million from $809.9 million at year end 1999. During the second quarter of 2000, the Company purchased approximately .4 million shares of common stock at a cost of $23.6 million. During the first six months of 2000, the Company purchased .8 million shares of common stock at a cost of $52.7 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, decreased by $131.2 million to $882.8 million from year end 1999. Dividends paid for the first six months of 2000 totaled $60.6 million compared to $54.7 million a year ago.

FUTURE ACCOUNTING REQUIREMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements and will be effective the fourth quarter of 2000. The Company is in the process of determining the impact of this standard and anticipates that it will not have a material impact on the Company's financial results when effective.

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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


SAFE HARBOR STATEMENT

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended January 1, 2000 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, impact of competitive products and pricing, customer and supplier and manufacturing concentrations, changes in customer order patterns and inventory levels, increased competition, loss of significant contract(s) or customer(s), the euro conversion, legal proceedings, fluctuations in foreign exchange rates or other risks associated with foreign operations, changes in economic or political conditions, and other factors.

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

                           PART II. OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


ITEMS 1, 2, 3 AND 4. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibit 12: Computation of Ratio of Earnings to Fixed Charges

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended July 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVERY DENNISON CORPORATION
                                 (Registrant)






                                /s/ Robert M. Calderoni
                                ----------------------------------------------
                                Robert M. Calderoni
                                Senior Vice President, Finance, and
                                Chief Financial Officer
                                (Principal Financial Officer)







                                 /s/ Thomas E. Miller
                                 ----------------------------------------------
                                 Thomas E. Miller
                                 Vice President and Controller
                                 (Chief Accounting Officer)





                                 August 14, 2000