Form 10-Q
period 2000-09-30
AVERY DENNISON CORPORATION
filed 2000-11-14
CIK 8818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

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


     Indicate by a check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

     Number of shares of $1 par value common stock outstanding as of October 27, 2000: 110,358,212

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q



                                                                                                 PAGE NO.
Part I.      Financial Information (Unaudited):

Financial Statements:

             Condensed Consolidated Balance Sheet
                  September 30, 2000 and January 1, 2000                                             3

             Consolidated Statement of Income
                  Three and Nine Months Ended September 30, 2000
                  and October 2, 1999                                                                4

             Condensed Consolidated Statement of Cash Flows
                  Nine Months Ended September 30, 2000
                  and October 2, 1999                                                                5

             Notes to Consolidated Financial Statements                                              6

Management's Discussion and Analysis of Results of Operations
 and Financial Condition                                                                            12

Quantitative and Qualitative Disclosures About Market Risk                                          20


Part II.  Other Information:

Exhibits and Reports on Form 8-K                                                                    21

Signatures                                                                                          22



                      PART I. ITEM 1. FINANCIAL INFORMATION
                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (Unaudited)



                                                                          September 30, 2000            January 1, 2000
                                                                          ------------------            ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $    7.7                    $     6.9
    Trade accounts receivable, net                                              616.4                        542.4
    Inventories, net                                                            291.9                        279.8
    Prepaid expenses                                                             23.4                         23.7
    Deferred tax assets                                                          73.6                         79.4
    Other current assets                                                         25.5                         23.8
                                                                            ---------                    ---------
         Total current assets                                                 1,038.5                        956.0


Property, plant and equipment, at cost                                        1,969.2                      1,934.7
Accumulated depreciation                                                        919.1                        891.2
                                                                            ---------                    ---------
                                                                              1,050.1                      1,043.5


Intangibles resulting from business acquisitions, net                           401.0                        397.0
Other assets                                                                    224.9                        196.0
                                                                            ---------                    ---------
                                                                            $ 2,714.5                    $ 2,592.5
                                                                            =========                    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt                   $    60.4                    $    68.2
    Accounts payable                                                            359.1                        316.8
    Other current liabilities                                                   433.9                        465.4
                                                                            ---------                    ---------
         Total current liabilities                                              853.4                        850.4


Long-term debt                                                                  754.5                        617.5
Deferred taxes and other long-term liabilities                                  240.4                        231.4
Long-term obligation                                                             72.6                         83.3
Shareholders' equity:
    Common stock - $1 par value authorized - 400,000,000
         shares; issued - 124,126,624 shares at September 30, 2000 and
         January 1, 2000                                                        124.1                        124.1
    Capital in excess of par value                                              586.3                        962.3
    Retained earnings                                                         1,413.9                      1,288.5
    Cost of unallocated ESOP shares                                             (16.8)                      (16.8)
    Employee stock benefit trusts, 13,032,619
         at September 30, 2000 and 13,914,515 shares at
         January 1, 2000                                                       (604.3)                   (1,014.0)
    Treasury stock at cost, 13,611,412 shares at
         September 30, 2000 and 11,453,728 shares at January 1, 2000           (602.1)                     (481.3)
    Accumulated other comprehensive loss                                       (107.5)                      (52.9)
                                                                            ---------                    ---------
         Total shareholders' equity                                             793.6                        809.9
                                                                            ---------                    ---------
                                                                            $ 2,714.5                    $ 2,592.5
                                                                            =========                    =========


                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended                           Nine Months Ended
                                                         ------------------                           -----------------
                                             September 30, 2000       October 2, 1999       September 30, 2000     October 2, 1999
                                             ------------------       ---------------       ------------------     ---------------
Net sales                                           $1,001.7                $961.0                 $2,960.4            $2,823.4
Cost of products sold                                  661.4                 633.5                  1,942.3             1,869.8
                                                    ---------               -------                ---------           ---------
Gross profit                                           340.3                 327.5                  1,018.1               953.6
Marketing, general and
    administrative expense                             215.8                 214.7                    648.7               630.3
Restructuring charge                                       -                     -                        -                65.0
Interest expense                                        14.2                  11.6                     41.1                31.2
                                                    ---------               -------                ---------           ---------
Income before taxes                                    110.3                 101.2                    328.3               227.1
Taxes on income                                         37.3                  35.2                    112.3                79.0
                                                    ---------               -------                ---------           ---------

Net income                                          $   73.0                $ 66.0                 $  216.0            $  148.1
                                                    =========               =======                =========           =========


PER SHARE AMOUNTS:
Net income per common share                         $     .74               $   .66                $    2.19           $    1.49
                                                    =========               =======                =========           =========
Net income per common share,
    assuming dilution                               $     .73               $   .65                $    2.16           $    1.46
                                                    =========               =======                =========           =========
Dividends                                           $     .27               $   .24                $     .81           $     .72
                                                    =========               =======                =========           =========


AVERAGE SHARES OUTSTANDING:
Common shares                                           98.1                  99.3                     98.5                99.4
Common shares, assuming dilution                        99.4                 101.3                    100.2               101.5


                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                             September 30, 2000         October 2, 1999
                                                                             ------------------         ---------------
OPERATING ACTIVITIES:
Net income                                                                       $216.0                    $148.1
Adjustments to reconcile net income to net cash provided by operating activities:
    Restructuring charge                                                             -                       65.0
    Depreciation                                                                   94.6                      94.3
    Amortization                                                                   23.0                      16.0
    Deferred taxes                                                                  7.4                      (9.4)
    Net change in assets and liabilities, net of the effect of foreign currency translation, business divestitures, acquisitions
         and restructuring charge                                                 (48.4)                    (37.5)
                                                                                -------                    -------
Net cash provided by operating activities                                         292.6                     276.5
                                                                                -------                    -------


INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                        (120.2)                    (99.4)
Payments for acquisitions, net of divestitures                                    (75.2)                   (167.8)
Other                                                                             (36.0)                      7.7
                                                                                -------                    -------
Net cash used in investing activities                                            (231.4)                   (259.5)
                                                                                -------                    -------


FINANCING ACTIVITIES:
Net increase in short-term debt                                                    96.6                     144.3
Net increase (decrease) in long-term debt                                          38.2                       (.9)
Dividends paid                                                                   (90.6)                     (82.0)
Purchase of treasury stock                                                      (120.8)                    (105.4)
Proceeds from exercise of stock options                                            15.6                      14.2
Other                                                                               1.3                        .4
                                                                                -------                    -------
Net cash used in financing activities                                             (59.7)                    (29.4)
                                                                                -------                    -------
Effect of foreign currency translation on cash balances                             (.7)                      (.3)
                                                                                -------                    -------
Increase (decrease) in cash and cash equivalents                                     .8                     (12.7)
                                                                                -------                    -------
Cash and cash equivalents, beginning of period                                      6.9                      18.5
                                                                                -------                    -------
Cash and cash equivalents, end of period                                        $   7.7                    $  5.8
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

      The third quarters of 2000 and 1999 consisted of thirteen-week periods ending September 30, 2000 and October 2, 1999, respectively. The interim results of operations are not necessarily indicative of future financial results.

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

      The significant components of the restructuring charge and the remaining balance as of September 30, 2000 (included within "Other current liabilities") were as follows:

(In millions)                                      Charge            Amounts Utilized           Balance
                                                   ------            ----------------           -------
Severance and related costs                        $35.1                 $29.6                  $5.5
Asset write-downs                                   29.9                  29.1                    .8
                                                   -----                 -----                  ----
                                                   $65.0                 $58.7                  $6.3
                                                   =====                 =====                  ====

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

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 2.   RESTRUCTURING (CONTINUED)

      Seven plant closures had been initiated, six of which had been completed, by the end of the third quarter 2000 and approximately 1,210 employees had left the Company. The Company expects to complete the restructuring program in 2000.

 3.   NET INCOME PER SHARE

      Net income per common share amounts were computed as follows:

      (In millions, except per share amounts)

                                                   Three Months Ended                Nine Months Ended
                                                   ------------------                -----------------
                                              September 30,    October 2,    September 30,     October 2,
                                                  2000           1999            2000             1999
                                                  ----           ----            ----             ----
(A)        Net income available to common
           shareholders                         $73.0            $66.0           $216.0          $148.1
                                                ======           ======          =======         =======
(B)        Weighted average number of
           common shares outstanding             98.1             99.3             98.5            99.4

           Additional common shares
           issuable under employee stock
           options using the treasury
           stock method                           1.3              2.0              1.7             2.1
                                                ------           ------          -------         -------
(C)        Weighted average number of
           common shares outstanding
           assuming the exercise of
           stock options                         99.4            101.3            100.2           101.5
                                                ======           ======          =======         =======

Net income per common share (A)/(B)             $  .74           $  .66          $  2.19         $  1.49
                                                ======           ======          =======         =======
Net income per common share, assuming
dilution (A)/(C)                                $  .73           $  .65            $2.16         $  1.46
                                                ======           ======          =======         =======


 4.   COMPREHENSIVE INCOME

      Comprehensive income includes net income and foreign currency translation adjustments that are currently presented as a component of shareholders' equity. The Company's total comprehensive income for the three and nine months ended September 30, 2000 was $46.4 million and $161.4 million, respectively. For the three and nine months ended October 2, 1999 total comprehensive income was $68.2 million and $115.4 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 5.   FOREIGN CURRENCY TRANSLATION

      Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies during 2000 resulted in losses of $.3 million and $1.5 million, respectively, during the three and nine months ended September 30, 2000. For the three and nine months ended October 2, 1999, the Company recorded a gain of $.1 million and a loss of $1 million, respectively. Operations in hyperinflationary economies consist of the Company's operations in Turkey.

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

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 7.   INVENTORIES

      Inventories consisted of (in millions):

                                                          September 30, 2000             January 1, 2000
                                                          ------------------             ---------------
Raw materials                                                  $  89.0                       $  86.2
Work-in-progress                                                  71.6                          77.0
Finished goods                                                   157.5                         144.0
LIFO adjustment                                                  (26.2)                        (27.4)
                                                               -------                       -------
                                                               $ 291.9                       $ 279.8
                                                               =======                       =======

 8.   INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

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

      Accumulated amortization of intangible assets at September 30, 2000 and January 1, 2000 was $77.9 million and $67 million, respectively.

 9.   RESEARCH AND DEVELOPMENT

      Research and development expense for the three and nine months ended September 30, 2000 was $17.7 million and $51.7 million, respectively. For the three and nine months ended October 2, 1999, research and development expense was $15.4 million and $45.9 million, respectively.

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

11.   SEGMENT INFORMATION

      Financial information by reportable operating segment is set forth below:

                                                          Three Months Ended             Nine Months Ended
                                                          ------------------             -----------------
                                                     September 30,   October 2,     September 30,   October 2,
(In millions)                                            2000           1999             2000         1999
-------------                                            ----           ----             ----         ----
NET SALES:
Pressure-sensitive Adhesives and Materials            $  544.6       $ 523.4          $1,631.8        $1,516.4
Consumer and Converted Products                          492.3         474.4           1,433.0         1,410.7
Intersegment                                             (35.2)        (37.6)           (104.4)         (108.0)
Divested operations                                          -            .8                 -             4.3
                                                      --------       -------          --------        --------
Net sales                                             $1,001.7       $ 961.0          $2,960.4        $2,823.4
                                                      ========       =======          ========        ========
INCOME (LOSS) FROM OPERATIONS BEFORE
INTEREST AND TAXES:

Pressure-sensitive Adhesives and Materials            $   52.1       $  53.5          $  170.1        $  131.4
Consumer and Converted Products                           79.4          65.9             219.6           153.2
Corporate administrative and research and
development expenses                                      (7.0)         (6.3)            (20.3)          (24.9)
Divested operations                                         -            (.3)               -             (1.4)
                                                      --------       -------          --------        --------
                                                      $  124.5       $ 112.8          $  369.4        $  258.3
Interest expense                                         (14.2)        (11.6)            (41.1)          (31.2)
                                                      --------       -------          --------        --------
Income before taxes                                   $  110.3       $ 101.2          $  328.3        $  227.1
                                                      ========       =======          ========        ========

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.   SEGMENT INFORMATION (CONTINUED)

      Results for the nine months ended October 2, 1999 include a pretax restructuring charge of $65 million. The charge was allocated as follows:
      $25.1 million to the Pressure-sensitive Adhesives and Materials segment, $37.6 million to the Consumer and Converted Products segment, and $2.3 million to Corporate. See Note 2 for additional information regarding the Company's first quarter 1999 restructuring charge.


12.   FUTURE ACCOUNTING REQUIREMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements and is effective the fourth quarter of 2000. The Company is in the process of determining the impact of this standard and anticipates that it will not have a material impact on the Company's financial results.

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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: FOR THE QUARTER

Quarterly sales increased to $1,001.7 million, a 4.2 percent increase over third quarter 1999 sales of $961 million. Excluding the impact of currency, sales grew
7.7 percent. Acquisitions contributed 2 percentage points of sales growth.

Gross profit margin was 34 percent for the quarter compared to 34.1 percent for the third quarter of 1999. Recent acquisitions and a heavier weighting of international results offset benefits generated from manufacturing cost reductions related to the 1999 restructuring and other productivity improvement programs.

Marketing, general and administrative expense, as a percent of sales, improved to 21.5 percent compared to 22.3 percent for the third quarter of 1999 due to increased sales and spending controls.

Interest expense increased to $14.2 million for the quarter, compared to $11.6 million a year ago, primarily reflecting increased debt to fund acquisitions, share repurchases and capital expenditures.

Income before taxes, as a percent of sales, increased to 11 percent from 10.5 percent a year ago, primarily as a result of the improvement in the marketing, general and administrative expense ratio. The effective tax rate decreased to
33.8 percent for the quarter compared to 34.8 percent for the third quarter of 1999, primarily due to a more favorable geographic mix of income.

Net income increased 10.6 percent to $73 million compared to $66 million in the third quarter of 1999. Net income per common share for the quarter was $.74 compared to $.66 in the same period last year, a 12.1 percent increase. Net income per common share, assuming dilution, was $.73 for the third quarter of 2000 and $.65 for the third quarter of 1999, a 12.3 percent increase year over year. Excluding the impact of currency exchange rates, net income per common share, assuming dilution, would have been $.02 higher for the third quarter of 2000.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT

Pressure-sensitive Adhesives and Materials:                                     Three Months Ended
                                                                                ------------------
(In millions)                                                        September 30, 2000        October 2, 1999
-------------                                                        ------------------        ---------------
Net sales                                                                  $544.6                $523.4
Income from operations before interest and taxes                             52.1                  53.5

The Pressure-sensitive Adhesives and Materials segment reported increased sales and a slight decrease in income for the third quarter of 2000 compared to the same period last year. Sales and income in the U.S. operations were negatively impacted by what the Company believes to be a short-term slowdown in the U.S. roll materials business. This slowdown is believed to be attributable to inventory tightening in the retail supply chain. Changes in product life cycles, new brand strategies and related packaging transitions have led a variety of retailers and consumer product manufacturers to reduce inventories which, in turn, has affected packaging companies and label producers. Total international operations in the segment reported increased sales, driven by volume growth in Asia, Latin America and Europe as well as the recent acquisition of Adespan in Europe. Sales growth in Europe was partially offset by changes in foreign currency rates. Income from the international operations increased primarily due to increased sales and profitability in the Asian and Latin American businesses.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: FOR THE QUARTER (CONTINUED)


Consumer and Converted Products:                                                 Three Months Ended
                                                                                 ------------------
(In millions)                                                           September 30, 2000     October 2, 1999
-------------                                                           ------------------     ---------------
Net sales                                                                  $492.3                   $474.4
Income from operations before interest and taxes                             79.4                     65.9

The Consumer and Converted Products segment reported increased sales and income for the third quarter of 2000 compared to the same period last year. Sales in the U.S. operations improved primarily due to sales growth for Avery-brand office products. Income from the U.S. operations increased due to the sales growth in the office products business and manufacturing cost reductions and improved productivity related to the prior year's restructuring. Both sales and income were partially impacted by decreased volume in the Company's consumer packaging businesses. Solid volume growth in international businesses, including the worldwide ticketing business in particular, was offset by the negative impact of foreign currency rate changes. As a result, total sales from international operations were comparable to the same period last year. Income from international operations increased due to strong volume growth and improved profitability in the worldwide ticketing business.


RESULTS OF OPERATIONS: NINE MONTHS YEAR-TO-DATE

Sales for the first nine months of 2000 increased 4.9 percent to $2.96 billion compared to $2.82 billion in the corresponding period of 1999. Excluding the impact of currency, sales grew 8.4 percent. Acquisitions contributed 3 percentage points of sales growth.

Gross profit margin for the first nine months increased to 34.4 percent compared to 33.8 percent for the first nine months of 1999. The improvement was due to manufacturing cost reductions and improved productivity related primarily to the 1999 restructuring and other productivity improvement programs.

Marketing, general and administrative expense, as a percent of sales, for the first nine months improved to 21.9 percent compared to 22.3 percent for the first nine months of 1999 due to increased sales and spending controls.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: NINE MONTHS YEAR-TO-DATE (CONTINUED)

In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a pretax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis, in the first quarter of 1999. The restructuring involves the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflects the costs to close manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities. The restructuring charge includes severance and related costs for approximately 1,500 positions ($35.1 million), and asset write-downs ($29.9 million). Severance and related costs represent cash paid or to be paid to employees being terminated under the program. Asset write-downs identified as part of the restructuring program, principally related to equipment, represent non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal. Seven plant closures had been initiated, six of which had been completed, by the end of the third quarter 2000 and approximately 1,210 employees had left the Company. In addition, $29.6 million had been paid for severance and related costs and $29.1 million had been utilized in asset write-downs. The Company expects to complete the restructuring program in 2000, and expects cumulative 2000 pretax savings in the range of $38 million to $40 million. When fully implemented, the Company estimates annual savings of approximately $58 million to $62 million.

Interest expense increased to $41.1 million for the first nine months compared to $31.2 million for the first nine months of 1999, primarily reflecting increased debt to fund acquisitions, share repurchases and capital expenditures.

Income before taxes, as a percent of sales, was 11.1 percent compared to 8 percent for 1999, reflecting the $65 million restructuring charge. Excluding the restructuring charge, income before taxes, as a percent of sales, was 10.3 percent for the first nine months of 1999. The increase reflects the benefits of manufacturing cost reductions, improved profitability and the improvement in the marketing, general and administrative expense ratio. The year-to-date effective tax rate decreased to 34.2 percent for 2000 from 34.8 percent for 1999 primarily due to a more favorable geographic mix of income. The Company estimates that the effective tax rate for 2000 will be in the range of 33.5 percent to 34 percent.

Net income totaled $216 million compared to $148.1 million in the first nine months of 1999. Excluding the restructuring charge in the first quarter of 1999, net income increased 13.4 percent from $190.5 million. Net income, as a percent of sales, was 7.3 percent for the first nine months of 2000 and 5.2 percent for the same period last year. Excluding the restructuring charge, net income, as a percent of sales, was 6.7 percent for the first nine months of 1999.

Net income per common share for the first nine months was $2.19 compared to $1.49 for the same period last year. Excluding the restructuring charge, net income per common share for the first nine months increased 14.1 percent from $1.92 for the same period last year. Net income per common share, assuming dilution, was $2.16 for the first nine months of 2000 and $1.46 for the first nine months of 1999. Excluding the restructuring charge, net income per common share, assuming dilution, increased 14.9 percent from $1.88 for the same period last year. Excluding the impact of currency exchange rates, net income per common share, assuming dilution, would have been $.05 higher for the first nine months of 2000.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: NINE MONTHS YEAR-TO-DATE (CONTINUED)

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT

Pressure-sensitive Adhesives and Materials:                                       Nine Months Ended
                                                                                  ------------------
(In millions)                                                         September 30, 2000        October 2, 1999
-------------                                                         ------------------        ---------------
Net sales                                                                  $1,631.8                 $1,516.4
Income from operations before interest and taxes                              170.1                    131.4

The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for the first nine months of 2000 compared to the same period last year. The segment's income results for the first nine months of 1999 include a pretax restructuring charge of $25.1 million ($15.4 million in the U.S. operations and $9.7 million in the international operations). Increased sales in the U.S. operations were primarily driven by the acquisition of Stimsonite in the third quarter of 1999. Domestic sales growth was negatively impacted by what the Company believes to be a short-term slowdown for the U.S. roll materials business. This slowdown in growth began in the second quarter of 2000 and was driven primarily by three factors: packaging and graphics changes planned by consumer product companies that buy labels from the Company's converting customers; some loss of sales in the second quarter on certain price-competitive, lower margin products; and a general reduction of inventory levels at some retailers and consumer product companies that has impacted demand for packaging labels. The Company regained some sales in the third quarter after several packaging transitions had occurred and expects sales to improve after customer inventory levels stabilize. Income from U.S. operations was negatively impacted by the slowdown in the U.S. roll materials business. Total international operations in the segment reported increased sales, driven by the strong volume growth in Asia, Latin America and Europe, as well as the recent acquisition of Adespan in Europe. Sales growth in Europe was partially offset by changes in foreign currency rates. Income from international operations increased compared to the first nine months of 1999, excluding the restructuring charge, primarily due to volume growth and improved profitability in the Asian and Latin American businesses. European growth was offset by changes in foreign currency rates.

Consumer and Converted Products:                                                  Nine Months Ended
                                                                                  -----------------
(In millions)                                                           September 30, 2000     October 2, 1999
                                                                        ------------------     ---------------
Net sales                                                                   $1,433.0                $1,410.7
Income from operations before interest and taxes                               219.6                   153.2

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS: NINE MONTHS YEAR-TO-DATE (CONTINUED)

The Consumer and Converted Products segment reported increased sales and income for the first nine months of 2000 compared to the same period last year. The segment's income results for the first nine months of 1999 include a pretax restructuring charge of $37.6 million ($24.3 million in the U.S. operations and $13.3 million in the international operations). Increased sales in the U.S. operations were primarily led by sales growth for Avery-brand office products. Income from U.S. operations increased compared to the first nine months of 1999, excluding the restructuring charge, due to the sales growth in the office products business and manufacturing cost reductions and improved productivity related to prior year's restructuring. Both sales and income were partially impacted by decreased volume and an unfavorable product mix shift in the Company's consumer packaging businesses. Strong volume growth in international businesses, including the worldwide ticketing business in particular, was offset by the negative impact of foreign currency rate changes. As a result, total sales from international operations were comparable to the same period last year. Income from international operations increased compared to the first nine months of 1999, excluding the restructuring charge, due to growth in the worldwide ticketing business and improved profitability in the European and Asian office products businesses.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Average working capital, excluding short-term debt, as a percentage of sales, increased to 6.1 percent for the quarter from 5.3 percent a year ago, reflecting an increase in accounts receivable and inventory and a decrease in current liabilities related to prior year's restructuring. Average inventory turnover for the third quarter was 9.1 inventory turns compared to 9.7 inventory turns a year ago. The decrease in inventory turns was primarily due to higher inventory levels associated with recently acquired companies, as well as an increase in certain office products inventories to maintain service levels as production moves to new manufacturing facilities as a result of the restructuring. The average number of days of sales outstanding in accounts receivable increased to 56 days compared to 54 days a year ago, reflecting longer payment terms associated with increased international sales and recent acquisitions.

Net cash flows provided by operating activities totaled $292.6 million for the first nine months of 2000 compared to $276.5 million for the same period in 1999. In addition to cash flows from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

Capital spending for the quarter was $42.9 million compared to $40.8 million a year ago. For the first nine months of 2000, capital spending totaled $120.2 million compared to $99.4 million a year ago. These expenditures include investments in capacity to support volume growth in Asia, expansion of an office products facility in Mexico and expansion of a coating facility in the U.S. Total capital spending for 2000 is expected to be in the range of $190 million to $200 million.

During the first nine months of 2000, total debt increased $129.2 million to $814.9 million from year end 1999. The increase in debt was primarily due to the debt issuance to fund acquisitions, capital expenditures and share repurchases. Total debt to total capital was 50.7 percent as of the end of the third quarter of 2000 and 45.8 percent at year end 1999. The Company previously registered with the Securities and Exchange Commission $150 million in principal amount of uncollateralized medium-term notes, of which $110 million in notes had been issued as of year end 1999. During the third quarter of 2000, $40 million in notes were issued. Proceeds from the medium-term notes have been used to refinance short-term debt and for other general corporate purposes.

On March 31, 2000, the Company acquired the Adespan pressure-sensitive materials operation of Panini S.p.A., a European printing and publishing company based in Italy. Adespan had sales of approximately $75 million in 1999. The Adespan business operates as a division within the Company's Fasson roll materials business in Europe.

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

Shareholders' equity decreased to $793.6 million from $809.9 million at year end 1999. During the third quarter of 2000, the Company purchased approximately 1.3 million shares of the Company's common stock at a cost of $68.1 million. During the first nine months of 2000, the Company purchased
2.2 million shares of the Company's common stock at a cost of $120.8 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, decreased by $409.7 million to $604.3 million from year end 1999. Dividends paid for the first nine months of 2000 totaled $90.6 million compared to $82 million a year ago.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FUTURE ACCOUNTING REQUIREMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements and is effective the fourth quarter of 2000. The Company is in the process of determining the impact of this standard and anticipates that it will not have a material impact on the Company's financial results.

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

FUTURE OUTLOOK

The Company projects that, based on current Euro to U.S. dollar exchange rates, earnings per share will be negatively impacted in the fourth quarter of 2000 by approximately $.03. As a result of this currency impact and what the Company believes to be a short-term slowdown in sales volume growth in the U.S. roll materials business, the Company expects reported revenue growth of approximately two to three percent and low-to-mid single-digit earnings per share growth in the fourth quarter of 2000.

Looking forward to 2001, assuming the continued weakness of the Euro, the Company expects currency to negatively impact earnings per share by approximately $.12 to $.15 for the year.

Despite challenging global business conditions and currency fluctuations, the Company expects continued long-term growth. Sales and earnings growth is expected from increased volumes, penetration of expanding markets, introduction of innovative new products, new business and benefits derived from manufacturing cost reductions and increased productivity.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SAFE HARBOR STATEMENT

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as "anticipate," "assume," "believe," "estimate," "expect," "plan," "project," "will," and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended January 1, 2000 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful marketing of new products, price and availablity of raw materials, impact of competitive products and pricing, business mix shift, customer and supplier and manufacturing concentrations, financial condition of customers, changes in customer order patterns and inventory levels, increased competition, loss of significant contract(s) or customer(s), the euro conversion, legal proceedings, fluctuations in foreign exchange rates and other risks associated with foreign operations, changes in economic or political conditions, and other factors.

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

                           PART II. OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES


ITEMS 1, 2, 3 AND 4.       NOT APPLICABLE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits: 3(ii)  Bylaws of Avery Dennison Corporation - amended and restated, September 28, 2000

             12     Computation of Ratio of Earnings to Fixed Charges

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AVERY DENNISON CORPORATION
                                                    (Registrant)






                                             /s/ Robert M. Calderoni
                                            ------------------------------
                                            Robert M. Calderoni
                                            Senior Vice President, Finance, and
                                            Chief Financial Officer
                                            (Principal Financial Officer)




                                             /s/ Thomas E. Miller
                                             ------------------------------
                                             Thomas E. Miller
                                             Vice President and Controller
                                             (Chief Accounting Officer)



                                             November 10, 2000