Form 10-K405
period 2000-12-30
AVERY DENNISON CORPORATION
filed 2001-03-29
CIK 8818

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 30, 2000
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to  __________________

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates as of February 26, 2001 was approximately $5,236,564,000.

  Number of shares of common stock, $1 par value, outstanding as of February 26, 2001: 110,245,091.

  The following documents are incorporated by reference into the Parts of this report below indicated:

                  Document                                             Incorporated by reference into:
                  --------                                             ------------------------------
Annual Report to Shareholders for fiscal year ended
December 30, 2000 (the "2000 Annual Report")..........................        Parts I, II
 Definitive Proxy Statement for Annual Meeting of Stockholders to
be held April 26, 2001 (the "2001 Proxy Statement")...................       Parts III, IV

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

  The business of Registrant and its subsidiaries (Registrant and its subsidiaries are sometimes hereinafter referred to as the "Company") includes the production of pressure-sensitive adhesives and materials and the production of consumer and converted products. Some pressure-sensitive adhesives and materials are "converted" into labels and other products through embossing, printing, stamping and die-cutting, and some are sold in unconverted form as base materials, tapes and reflective sheeting. The Company also manufactures and sells a variety of consumer and converted products and other items not involving pressure-sensitive components, such as notebooks, three-ring binders, organizing systems, markers, fasteners, business forms, reflective highway safety products, tickets, tags, and imprinting equipment.

  A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by mere press-on contact. It generally consists of four elements--a face material, which includes paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces, and which can also serve as the carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive, and the label or other face material is pressed or rolled into place.

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

  International operations, principally in Western Europe, constitute a significant portion of the Company's business. In addition, the Company is currently expanding its operations in Asia Pacific, Latin America and Eastern Europe. During 2000, the Company announced plans to invest over $40 million in the People's Republic of China over the next several years. This investment will include three new facilities and an expansion of the existing Kunshan manufacturing plant. As of December 30, 2000, the Company manufactured and sold its products from approximately 200 manufacturing facilities and sales offices located in 42 countries, and employed a total of approximately 17,900 persons worldwide.

  During 2000, the Company completed a realignment of its cost structure to increase operating efficiencies and improve profitability. In connection with this realignment, the Company consolidated manufacturing and distribution capacity, which resulted in the elimination of approximately 1,500 positions.

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

  Except as set forth below, no material part of the Company's business is dependent upon a single customer or a few customers and the loss of a particular customer or a few customers generally would not have a material adverse effect on the Company's business. However, sales and related accounts receivable of the Company's U.S. consumer products business are concentrated in a small number of major customers, principally discount office products superstores and distributors (see Note 5 of Notes to Consolidated Financial Statements on page 51 of the 2000 Annual Report, which is incorporated by reference).

United States export sales are not a significant part of the Company's business. Backlogs are not considered material in the industries in which the Company competes.

Pressure-sensitive Adhesives and Materials Segment

  The Pressure-sensitive Adhesives and Materials segment manufactures and sells Fasson- and Avery Dennison-brand pressure-sensitive base materials, specialty tapes, graphic films, reflective highway safety products, and chemicals. Base materials consist primarily of papers, plastic films, metal foils and fabrics, which are primed and coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films for protection. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. Except for certain highway safety products, the business of this segment is not seasonal.

  Base material products, which consist of a wide range of pressure-sensitive coated papers, films and foils, are sold to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications. Other product offerings include paper and film stock for use in a variety of industrial, commercial and consumer applications. The Company also manufactures and sells proprietary film face stocks, and specialty insulation paper.

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

  During the first quarter of 2000, the Company acquired Adespan, based in Italy, a leading manufacturer of pressure-sensitive roll materials for Europe and Latin America. In the third quarter, the Company opened a new manufacturing facility in Thailand to manufacture pressure-sensitive materials for the ASEAN (Association of Southeast Asian Nations) markets. In February 2001, the Company announced the acquisition of Dunsirn Industries, based in Wisconsin, a leading provider of non-pressure-sensitive materials to the narrow web printing industry as well as a provider of customized slitting and distributing services for roll material manufacturers.

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

  The Company's principal consumer products are generally sold worldwide through wholesalers and dealers, mass market channels of distribution, and discount superstores. The Company manufactures and sells a wide range of Avery-brand products for home, school and office uses, including copier, laser and ink-jet printer labels, related computer software, presentation and organizing systems, laser-printer card and index products, data-processing labels, notebooks, notebook and presentation dividers, three-ring binders, sheet protectors, and various vinyl and heat-sealed products. A wide range of other stationery products is offered, including writing instruments, markers, adhesives and specialty products under brand names such as Avery, Stabilo, Marks-A-Lot and HI-LITER, and accounting products, note pads and presentation products under the National brand name. The extent of product offerings varies by geographic market. Operations in Europe distribute a broad range of these types of products under the Avery and Zweckform brands. Operations in Latin America and Asia Pacific have been established to market and distribute the Avery-brand line of stock self-adhesive products, including copier, laser and ink-jet labels and related software, laser printed card products and other unprinted labels.

  Custom label products in North America primarily consist of custom pressure-sensitive and heat-transfer labels for automotive and durable goods industries and custom pressure-sensitive labels and specialty combination products for the electronic data-processing market. These products are sold directly to manufacturers and packagers and retailers, as well as through international subsidiaries and distributors. Label products in Europe include custom and stock labels, labeling machinery and data printing systems, which are marketed to a wide range of industrial and retail users.

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

  In February 2001, the Company announced that it had acquired the CD Stomper brand, a leading product line of CD and DVD labels, software and a label applicator, which expands the Company's presence and distribution channels for these label products.

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

Research and Development

  Many of the Company's current products are the result of its own research and development efforts. The Company expended $67.8 million, $64.3 million, and $65 million, in 2000, 1999 and 1998, respectively, on research related activities by operating units and the Avery Research Center (the "Research Center"), located in Pasadena, California. A substantial amount of the Company's research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to both of the Company's operating segments.

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

  The loss of the Company's individual patents or licenses would not be material to the business of the Company taken as a whole, nor to either one of the Company's operating segments. The Company's principal trademarks are Avery, Fasson and Avery Dennison. These trademarks are significant in the markets in which the Company's products compete.

Three-Year Summary of Segment Information

  The Business Segment Information and financial information by geographical areas of the Company's operations for the three years ended December 30, 2000, which appears in Note 11 of Notes to Consolidated Financial Statements on page 56 of the 2000 Annual Report, are incorporated herein by reference.

Other Matters

  The raw materials used by the Company are primarily paper, plastic and chemicals which are purchased from a variety of commercial and industrial sources. Although from time to time shortages could occur, these raw materials are currently generally available.

  At present, the Company produces a majority of its self-adhesive materials using non-solvent technology. However, a significant portion of the Company's manufacturing process for self-adhesive materials utilizes certain evaporative organic solvents which, unless controlled, would be emitted into the atmosphere. Emissions of these substances are regulated by agencies of federal, state, local and foreign governments. During the past decade, the Company has made a substantial investment in solvent capture and control units and solvent-free systems. Installation of these units and systems have substantially reduced atmospheric hydrocarbon emissions.

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

Item 2.  PROPERTIES

  At January 1, 2001, the Company operated approximately 31 principal manufacturing facilities in excess of 100,000 square feet and totaling approximately 5 million square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:

  Pressure-sensitive Adhesives and Materials Segment

  Domestic--Peachtree City, Georgia; Greenfield, Fort Wayne, Lowell, and
            Schererville, Indiana; Painesville and Fairport, Ohio; and Quakertown, Pennsylvania.

  Foreign--Turnhout, Belgium; Vinhedo, Brazil; Ajax, Canada; Kunshan, China;
           Cramlington, England; Champ-sur-Drac, France; Gotha, Germany; Rodange, Luxembourg; Rayong, Thailand; and Hazerswoude, The Netherlands.

Consumer and Converted Products Segment

  Domestic--Gainesville, Georgia; Chicopee and Framingham, Massachusetts;
            Meridian, Mississippi; Philadelphia, Pennsylvania; and Clinton, South Carolina.

  Foreign--Hong Kong, China; La Monnerie, France; Oberlaidern, Germany; Juarez and Tijuana, Mexico; Utrecht, The Netherlands; and Maidenhead, U.K.

  In addition to the Company's principal manufacturing facilities described above, the Company's other principal facilities include its corporate headquarters facility and research center in Pasadena, California, and offices located in Maidenhead, England; Leiden, The Netherlands; Concord, Ohio and Framingham, Massachusetts.

  All of the Company's principal properties identified above are owned in fee except the facilities in Juarez, Mexico; and La Monnerie, France, which are leased.

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

Item 3.  LEGAL PROCEEDINGS

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency ("EPA") and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") for past and future cleanup costs at hazardous waste sites. The Company has been designated by the EPA and/or other responsible state agencies as a PRP at nine waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Based on current site assessments, management believes the potential liability over the amounts currently accrued would not materially affect the Company.

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

                   EXECUTIVE OFFICERS OF THE REGISTRANT/(1)/

                                                   Served as
                                                   Executive                   Former Positions and
             Name                       Age       Officer since               Offices with Registrant
             ----                       ---       -------------    ------------------------------------------------
Philip M. Neal.........................  60       January 1974     1990-1998  President and Chief Operating Officer
 Chairman and Chief
 Executive Officer                                                 1998-2000  President and Chief Executive Officer
 (also Director of Registrant)

Dean A. Scarborough....................  45       August 1997      1995-1997  V.P. and General Manager,
 President and Chief                                                          Fasson Roll Division - Europe
 Operating Officer                                                 1997-1999  Group V.P., Fasson Roll North
 (also Director of Registrant)                                                America
                                                                   1999-2000  and Europe
                                                                              Group V.P., Fasson Roll Worldwide

Kim A. Caldwell........................  53       June 1990        1990-1997  Senior Group V.P.,
 Executive Vice President,                                                    Worldwide Materials -
 Global Technology and                                                        Americas and Asia
 New Business Development

Robert G. van Schoonenberg.............  54       December 1981    1996-2000  S.V.P., General Counsel and Secretary
 Executive Vice President,
 General Counsel and Secretary

Daniel R. O'Bryant.....................  43       January 2001     1996-1997  V.P., Operations Audit and Business
 Senior Vice President, Finance                                               Consulting
 and Chief Financial Officer                                       1997-1999  General Manager, Business Forms
                                                                              Division, Fasson Roll N.A.
                                                                   1999-2000  V.P. and General Manager,
                                                                              Product Identification Division,
                                                                              Fasson Roll N.A.
                                                                   2000-2001  V.P. and General Manager,
                                                                              Fasson Roll N.A.

Diane B. Dixon.........................  49       December 1985    1985-1997  V.P., Corporate Communications
 Senior Vice President,
 Worldwide Communications                                          1997-2000  V.P., Worldwide Communications and
 and Advertising                                                              Advertising

Robert M. Malchione/(2)/...............  43       August 2000      1996-2000  V.P., Boston Consulting Group
 Senior Vice President,
 Corporate Strategy and Technology                                 2000-2001  S.V.P., Corporate Strategy

Wayne H. Smith.........................  59       June 1979        1979-1999  V.P. and Treasurer
 Vice President, Financial Services
 and Treasurer

Thomas E. Miller.......................  53       March 1994       1993-1994  V.P. and Assistant Controller
 Vice President and Controller

Christian A. Simcic....................  44       May 2000         1995-1997  V.P. and General Manager, Fasson
 Group Vice President,                                                        Roll, Europe and Southern Region
 Fasson Roll Worldwide
                                                                   1997-2000  V.P. and Managing Director,
                                                                              Asia Pacific

Timothy S. Clyde.......................  38       February 2001    1997-1998  General Manager, Binders
 Group Vice President,                                                        Office Products N.A.
 Worldwide Office Products                                         1998-1999  General Manager, OF&P Division,
                                                                              Office Products N.A.
                                                                   1999-2000  V.P. and General Manager
                                                                              OF&P Division, Office Products N.A.
                                                                   2000-2001  V.P. and General Manager
                                                                              Office Products N.A.

-----------------
(/1/) All officers are elected to serve a one-year term and until their successors are elected and qualify.
(/2/) Business experience during past 5 years prior to service with Registrant.

                                    PART II

Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information called for by this item appears on page 60 of Registrant's 2000 Annual Report and is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

  Selected financial data for each of Registrant's last five fiscal years appears on pages 34 and 35 of Registrant's 2000 Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

(In millions)                                       2000       1999       1998
                                                  --------   --------   --------
Net sales......................................   $3,893.5   $3,768.2   $3,459.9
Cost of products sold..........................    2,561.3    2,486.8    2,315.4
                                                  --------   --------   --------
Gross profit...................................    1,332.2    1,281.4    1,144.5
Marketing, general and administrative expense..      851.3      842.6      773.2
Restructuring charge...........................         --       65.0         --
                                                  --------   --------   --------
Earnings before interest and taxes.............   $  480.9   $  373.8   $  371.3

  Sales increased 3.3 percent to $3.89 billion in 2000, compared to $3.77 billion in 1999. Excluding changes in foreign currency exchange rates, sales increased 7.4 percent. Acquisitions contributed 2.7 percentage points of sales growth in 2000. The Company's 2000 and 1999 fiscal years reflected 52-week periods compared to a 53-week period in 1998. In 1999, sales increased 8.9 percent over 1998 sales of $3.46 billion. Excluding the impact of currency, sales increased 10.3 percent in 1999.

  Gross profit margins for the years ended 2000, 1999 and 1998 were 34.2 percent, 34 percent and 33.1 percent, respectively. The improvement in 2000 was due to manufacturing cost reductions and improved productivity related primarily to the 1999 restructuring and other productivity improvement programs. The increase in 1999 was primarily due to sales growth, cost reduction initiatives and productivity improvements.

  Marketing, general and administrative expense as a percent of sales was 21.9 percent in 2000, 22.4 percent in 1999 and 22.3 percent in 1998. The improvement in 2000 was due to increased sales and spending controls.

  In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a pretax restructuring charge of $65 million, or $.42 per diluted share on an after-tax basis. The restructuring involved the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflected the costs to close manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities. The restructuring charge consisted of employee severance and related costs of $35.1 million and asset write-downs of $29.9 million. Severance and related costs represented cash paid to employees terminated under the program. Asset write-downs, principally related to equipment, represented non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal. At year end 1999, $12.3 million remained accrued for severance and related costs and $6.7 million remained accrued for asset write-downs. During 2000, the Company completed the 1999 restructuring program and utilized amounts accrued for purposes identified in the realignment plan. The Company realized approximately $40 million in cumulative pretax savings from this program in 2000. With the completion of the restructuring program, the Company estimates that cumulative pretax savings from the program will total approximately $60 million in 2001.

  Results from operations and certain other key financial measures for 1999 are shown in this discussion with and without the impact of the restructuring charge. The additional pro forma financial information, which excludes the restructuring charge, is not in accordance with generally accepted accounting principles, but is provided for comparative purposes.

  Interest expense for the years ended 2000, 1999 and 1998 was $54.6 million, $43.4 million and $34.6 million, respectively. The increases in 2000 and 1999 were primarily due to increased debt to fund acquisitions, capital expenditures and share repurchases.

  Income before taxes, as a percent of sales, was 10.9 percent in 2000, 8.8 percent in 1999 and 9.7 percent in 1998. Excluding the restructuring charge, income before taxes, as a percent of sales, was 10.5 percent in 1999. The improvement in 2000 reflects the benefits of manufacturing cost reductions, improved profitability and the improvement in the marketing, general and administrative expense ratio as a percent of sales. The improvement in 1999, excluding the restructuring charge, was mainly attributable to higher gross profit margins. The effective tax rate was 33.5 percent in 2000, 34.8 percent in 1999 and 33.7 percent in 1998. The decrease in 2000 was primarily due to improved profitability in the emerging markets which have more favorable tax rates. The increase in 1999 was primarily due to a change in the geographic mix of income. The Company estimates that the effective tax rate for 2001 will be approximately 33.5 percent.

(In millions, except per  share amounts)            2000     1999     1998
                                                   ------   ------   ------
Net income........................................ $283.5   $215.4   $223.3
Net income per common share.......................   2.88     2.17     2.20
Net income per common share, assuming dilution....   2.84     2.13     2.15

  Net income totaled $283.5 million in 2000, $215.4 million in 1999, and $223.3 million in 1998. Excluding the restructuring charge, 1999 net income was $257.8 million. Net income for 2000 increased 10 percent over 1999, excluding the restructuring charge. Net income, as a percent of sales, was 7.3 percent, 5.7 percent and 6.5 percent in 2000, 1999 and 1998, respectively. Excluding the restructuring charge, net income, as a percent of sales, was 6.8 percent in 1999.

  Net income per common share was $2.88 in 2000 compared to $2.17 in the prior year. Excluding the restructuring charge, net income per common share was $2.60 in 1999. Net income per common share in 2000 increased 10.8 percent over 1999, excluding the restructuring charge. Net income per common share was $2.20 in 1998.

  Net income per common share, assuming dilution, was $2.84 in 2000 compared to $2.13 in 1999. Excluding the restructuring charge, net income per common share, assuming dilution, increased 11.8 percent from $2.54 in 1999. Net income per common share, assuming dilution, was $2.15 in 1998.

Results of Operations by Operating Segment


Pressure-sensitive Adhesives and Materials:

(In millions)                                          2000       1999       1998
                                                     --------   --------   --------
Net sales........................................... $2,136.4   $2,025.0   $1,877.7
Income from operations before interest and taxes....    212.4      181.2      168.5

  The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for 2000 compared to 1999. Sales increased 5.5 percent to $2.14 billion in 2000, compared to $2.03 billion in 1999, driven primarily by growth in international markets and the acquisition of Stimsonite in the U.S., and offset by slow growth in the core domestic markets. Excluding changes in foreign currency exchange rates, sales increased 10.7 percent. The segment's 1999 income results include a pretax restructuring charge of $25.1 million ($15.4 million in the U.S. operations and $9.7 million in the international operations). Increased sales in the U.S. operations were primarily driven by the acquisition of Stimsonite in the third quarter of 1999. Domestic sales growth was negatively impacted by the slowdown in the North American economy and by an increasingly competitive environment for the Company's roll materials business. The slowdown in the roll materials business began in the second quarter of 2000 and was initially driven by packaging and graphics changes planned by consumer product companies that buy labels from the Company's converting customers, as well as a general reduction of inventory levels at some retailers and consumer product companies that impacted demand for packaging labels. The slowdown in the North

American economy also negatively impacted demand for products manufactured by the Company's graphics and specialty tapes businesses. The Company expects that the slower economic environment and volume trends will continue for the first half of 2001. Sales for the international operations increased as a result of strong volume growth in Asia, Latin America and Europe, as well as the recent acquisition of Adespan in Europe. Sales growth in Europe was partially offset by changes in foreign currency rates.

  The segment's 2000 income increased three percent to $212.4 million from 1999, excluding the restructuring charge. Income from U.S. operations was negatively impacted by the slowdown in the North American economy and by an increasingly competitive environment for the Company's roll materials, graphics and specialty tapes businesses. The negative impact caused by the slowdown in the North American economy was partially offset by improvements from cost reduction actions from Six Sigma (a program designed to improve productivity and quality, while reducing costs) and restructuring programs. Income from the international operations increased compared to 1999, excluding the restructuring charge, primarily due to volume growth and improved profitability in the Asian and Latin American businesses. Income growth in the segment's European operations was more than offset by changes in foreign currency rates.

  In the first quarter of 2000, the Company acquired the Adespan pressure-sensitive materials operation of Panini S.p.A., a European printing and publishing company based in Italy. Adespan had sales of approximately $75 million in 1999. The Adespan business operates within the Company's Fasson roll materials business in Europe.

  The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for 1999 compared to 1998. Sales increased in the U.S. operations primarily due to unit volume growth in the U.S. roll materials business, particularly in sales of film and specialty products, and the acquisition of Stimsonite. Income from U.S. operations improved primarily due to sales growth and margin improvement in the U.S. roll materials business, attributed to cost reduction actions from Six Sigma and restructuring programs, as well as the acquisition of Stimsonite. Sales for the international operations increased as a result of worldwide unit volume growth. The increase in international sales was significantly offset by changes in foreign currency rates. Income from the international operations increased primarily due to increased sales and profitability in the Asian and Latin American businesses.

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


Consumer and Converted Products:

(In millions)                                          2000       1999       1998
                                                     --------   --------   --------
Net sales........................................... $1,898.3   $1,887.9   $1,726.2
Income from operations before interest and taxes....    293.2      224.8      229.1

  The Consumer and Converted Products segment reported increased sales and income for 2000 compared to 1999. Sales increased .6 percent to $1.9 billion in 2000 over 1999 sales of $1.89 billion. Excluding the impact of changes in foreign currency rates, sales increased 3.7 percent. The segment's 1999 income results include a pretax restructuring charge of $37.6 million ($24.3 million in the U.S. operations and $13.3 million in the international operations). Increased sales in the U.S. operations were primarily driven by sales growth for Avery-brand office products. Domestic sales growth was negatively impacted by decreased volume and an unfavorable product mix shift in the Company's converting businesses. The converting businesses experienced a slowdown attributable to the slowing North American economy and customer efforts to reduce inventory levels. The Company expects that the slower economic environment will continue for the first half of 2001. In addition to the slowdown in the North American economy, three factors may negatively impact volume growth for the domestic office products business in 2001: the closing of approximately 120 office product retail stores by the Company's customers, fewer new office product superstore openings planned by the Company's customers and several large purchases made by customers late in the fourth quarter of 2000. Strong volume growth in international businesses, including the worldwide ticketing business in particular, was more than offset by the unfavorable changes in foreign currency rates. As a result, total sales from international operations decreased slightly compared to 1999.

  The segment's 2000 income increased 11.7 percent to $293.2 million from 1999, excluding the restructuring charge. Income from U.S. operations increased in 2000 primarily due to sales growth in the office products business, as well as manufacturing cost reductions and improved productivity related to the 1999 restructuring. Income was partially impacted by decreased volume and an unfavorable product mix shift in the Company's converting businesses. Income from international operations increased compared to 1999, primarily due to growth in the worldwide ticketing business and improved profitability in the European and Asian office products businesses.

  The Consumer and Converted Products segment reported increased sales for 1999 compared to 1998. Excluding the restructuring charge, the segment's 1999 income increased 14.6 percent over 1998. Sales increased in the U.S. operations as a result of acquisitions, and solid sales growth for most Avery-brand product lines and high performance films. Income from U.S. operations, excluding the restructuring charge, improved primarily due to unit volume growth in Avery-brand products and high performance films. The international operations reported increased sales compared to 1998 due to the Zweckform venture, sales growth in the worldwide ticketing business and acquisitions. The international operations' sales increase was partially offset by changes in foreign currency rates. Income for the international operations, excluding the restructuring charge, increased primarily due to the Zweckform venture and growth at other office products businesses in Europe, and operations in Asia.

  The segment was also impacted in 1999 by decreased sales and income in the battery label business. A key customer in this business made a product mix change in its battery lines, resulting in a partial shift from higher-priced tester labels to standard battery labels.

  In the first quarter of 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH (Zweckform), a German office products supplier. The Company's aggregate cost basis in this venture was financed through available cash resources of approximately $23 million and the assumption of an obligation as reported in the "Other long-term obligation" line on the Consolidated Balance Sheet. It is the intention of the Company to pay the entire obligation in 2004. The excess of the cost-basis over the fair value of net tangible assets acquired was $104.6 million.

  In the fourth quarter of 1998, the Company acquired Spartan International, Inc. (Spartan), a privately held specialty converting company based in Holt, Michigan. Spartan supplies pressure-sensitive products to the commercial graphics, sign making, vehicle marking and automotive markets.

Financial Condition

  Average working capital, excluding short-term debt, as a percent of sales was
6.4 percent in 2000, 5 percent in 1999 and 7.1 percent in 1998. The increase in 2000 reflects an increase in accounts receivable and average inventory and a decrease in current liabilities related to the 1999 restructuring. The decrease in 1999 was primarily attributable to higher sales and an increase in current liabilities. Average inventory turnover was 8.8 turns in 2000, 9.5 turns in 1999 and 9.9 turns in 1998. The decrease in inventory turns in 2000 was primarily due to higher inventory levels associated with recently acquired companies, as well as a temporary increase in certain office products inventories to maintain service levels as production moved to new manufacturing facilities as a result of the restructuring. The average number of days sales outstanding in accounts receivable was 56 days in 2000 and 52 days in 1999 and 1998. The increase in 2000 reflects longer payment terms associated with increased international sales, recent acquisitions and some year end purchases by several of the Company's large office products customers.

  Several of the Company's largest domestic customers operate in a highly competitive retail business environment, which has been impacted by the slowing economy in North America. As of year end 2000 and 1999, approximately 26 percent and 27 percent, respectively, of trade accounts receivable were from nine of these domestic customers. While the Company does not require its customers to provide collateral, the financial position and operations of these customers are monitored on an ongoing basis. Although the Company may be exposed to losses in the event of nonpayment, it does not anticipate any such losses at this time.

  Total debt increased $141.5 million to $827.2 million compared to year end 1999 primarily due to debt issuances to fund acquisitions, capital expenditures and share repurchases. Total debt to total capital increased to 50 percent at year end 2000 compared to 45.8 percent at year end 1999. Long-term debt as a percent of total long-term capital increased to 48.3 percent from 43.3 percent at year end 1999.

  Shareholders' equity increased to $828.1 million from $809.9 million at year end 1999. During 2000, the Company repurchased 2.4 million shares of the Company's common stock at a cost of $134.4 million. As of year end 2000, a cumulative 36.7 million shares of the Company's common stock had been repurchased since 1991 and 3.7 million shares remained available for repurchase under the Board of Directors' authorization. The market value of shares held in the employee stock benefit trust decreased by $314.1 million to $699.9 million from year end 1999, due to the effect of the change in the Company's share price and the issuance of shares under the Company's stock and incentive plans.

  Return on average shareholders' equity was 34.6 percent in 2000, 27.1 percent in 1999 and 26.7 percent in 1998. Return on average total capital for those three years was 19.6 percent, 17 percent and 19 percent, respectively. In 1999, excluding the impact of the restructuring charge, return on average shareholders' equity and return on average total capital were 31.1 percent and
19.5 percent, respectively. The improvement in these returns in 2000 and 1999 was primarily due to an increase in profitability.

  The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency and state environmental agencies alleging that the Company is a potentially responsible party for past and future cleanup costs at hazardous waste sites. The Company has received requests for information, notices and/or claims with respect to nine waste sites in which the Company has no ownership interest. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. Environmental investigatory and remediation projects are also being undertaken on property presently owned by the Company. The Company has accrued liabilities for all sites where it is probable that a loss will be incurred and the minimum cost or amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessments and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Based on current site assessments, management believes that the potential liability over the amounts currently accrued would not materially affect the Company.

Liquidity and Capital Resources

  Net cash flow from operating activities was $409.9 million in 2000, $426.9 million in 1999 and $419.5 million in 1998. The decrease in 2000 was due to changes in working capital requirements. The improvement in 1999 was due to the Company's improved profitability and changes in working capital requirements.

  In addition to cash flow from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

  The Company previously registered with the Securities and Exchange Commission $150 million in principal amount of uncollateralized medium-term notes. All of the $150 million in notes had been issued as of year end 2000. Proceeds from the medium-term notes were used to refinance short-term debt and for other general corporate purposes. The Company's outstanding medium-term notes have maturities from 2002 through 2025 and have a weighted-average interest rate of 7 percent.

  Capital expenditures were $198.3 million in 2000 and $177.7 million in 1999. Capital expenditures for 2001 are expected to be approximately $150 million.

  The annual dividend per share increased to $1.11 in 2000 from $.99 in 1999 and $.87 in 1998. This was the 25/th/ consecutive year the Company increased dividends per share.

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

  All translation gains and losses for operations in hyperinflationary economies were included in net income. Operations are treated as being in a hyperinflationary economy for accounting purposes, due to the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 2000 and 1999, and Mexico for 1998. These operations were not significant to the Company's consolidated financial position.

Subsequent Events

  On February 1, 2001, the Company announced that it acquired Dunsirn Industries, Inc., a privately held company based in Wisconsin. Dunsirn Industries is a leading supplier of non-pressure sensitive materials to the narrow web printing industry, as well as a provider of customized slitting and distribution services for roll materials manufacturers. The Dunsirn operation will become a separate business unit within the Company's Fasson roll materials business. The Company expects to generate approximately $60 million in net sales from this acquisition.

  On February 13, 2001, the Company announced that it acquired CD Stomper, a leading product line of CD and DVD labels, software and a label applicator, from Stomp Inc., a software developer and manufacturer based in California. Sales in 2000 for the CD Stomper product line were approximately $20 million.

Recent Accounting Requirements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements and was effective the fourth quarter of 2000. The implementation of this guidance did not have a material impact on the Company's financial results.

Future Accounting Requirements

  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related amendments. This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending upon the type of hedging transaction and the hedge effectiveness.

  The Company formed an implementation team drawn from both internal and external resources, which reviewed the Company's derivative contracts and existing hedge relationships, developed appropriate hedge effectiveness models and updated accounting and reporting procedures to ensure proper measurement, recording and reporting of derivative instruments and hedge items.

  The Company will adopt SFAS No. 133 in the first quarter of 2001. Based on current market conditions, the Company anticipates that the impact of this new standard will result in a transition adjustment of approximately $.5 million to decrease net income.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This Statement is effective for the Company's 2001 fiscal year. The Company does not believe that the new standard will have a material impact on the Company's financial results.

Future Outlook

  Based on current (January 2001) exchange rates, the Company expects that foreign exchange rates will have a negative impact on sales and net income during the first quarter of 2001 as compared to the first quarter of 2000. The Company projects that these foreign exchange rates will negatively impact sales by approximately 3 percent and earnings per share, assuming dilution, by approximately $.02, as compared to the same period in 2000. Based on current foreign exchange rates, the effect of currency is expected to be immaterial to operations during the second and third quarters, as compared to the same periods in 2000. Current exchange rates are more favorable than those that existed during the fourth quarter of 2000 and are expected to provide benefit to sales and earnings per share, assuming dilution, of approximately 2.5 percent and $.02, respectively, when compared to the fourth quarter of 2000. In summary, based on current foreign exchange rates, the impact of currency is expected to be negligible for the full year 2001 as compared to the prior year.

  In the fourth quarter of 2000 and the first quarter of 2001, two of the Company's largest domestic customers in the Consumer and Converted Products segment announced plans to close a total of 120 of their office product retail stores. Including these store closures, the three office product superstores still plan on adding a net of 75 or more retail stores. This is a slower rate of expansion than in the past, and the Company estimates that the impact of their slower new store growth could impact the Company's total sales in the first quarter by one-half percent, and a lesser impact thereafter. In addition to the store closures and a slower rate of expansion announced by several office product retail store customers, the Company believes that two additional factors may negatively impact volume growth for the domestic office products business in 2001: the slowdown in the North American economy and several large purchases made by customers late in the fourth quarter of 2000.

  The Company anticipates that the slowdown in the North American economy will continue to impact results for the first half of 2001. Volume growth is expected to remain soft for the Company's domestic operations. As a result, the Company anticipates comparable sales or low single-digit sales growth for the first quarter of 2001. Earnings per share, assuming dilution, is projected to be in the range of $.65 to $.70 for the first quarter of 2001.

  Assuming improvement in the North American economic environment, full year reported revenue growth in 2001 is projected to be in the range of 4 percent to 6 percent, and earnings per share, assuming dilution, is projected to be in the range of $2.90 to $3.05.

  Significant profit improvement initiatives will benefit the Company's 2001 results. The Company's 1999 restructuring program, Six Sigma projects, procurement initiatives and other manufacturing cost reductions will generate incremental savings in 2001. In addition, the Company plans on eliminating approximately 300 positions during the year in order to cut costs, principally in the domestic Pressure-sensitive Adhesives and Materials segment.

Safe Harbor Statement

  Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this annual report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as "anticipate," "assume," "believe," "estimate," "expect," "plan," "project," "will," and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful market acceptance of new products, price and availability of raw materials, impact of competitive products and pricing, business mix shift, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customers, the euro conversion, legal proceedings, fluctuations in foreign exchange rates and other risks associated with foreign operations, changes in economic or political conditions, and other factors.

  Any forward-looking statements should also be considered in light of the factors detailed in Exhibit 99 in the Company's Annual Report on Form 10-K for the years ended December 30, 2000 and January 1, 2000.

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

  The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company will periodically use interest rate contracts to manage net exposure to interest rate changes related to its borrowings. The Company had no significant interest rate contracts outstanding at year end 2000.

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

  The VAR was estimated using a variance-covariance methodology based on historical volatility for each currency. The volatility and correlation used in the calculation were based on two-year historical data obtained from one of the Company's domestic banks. A 95 percent confidence level was used for a one-day time horizon.

  The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

  The estimated maximum potential one-day loss in earnings for the Company's foreign exchange positions and contracts would have been immaterial to the Company's 2000 earnings.

Interest Rate Sensitivity

  An assumed 50 basis point move in interest rates (10 percent of the Company's weighted-average floating rate interest rates) affecting the Company's variable-rate borrowings would have had an immaterial effect on the Company's 2000 earnings.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information called for by this item is contained in Registrant's Consolidated Financial Statements and the Notes thereto appearing on pages 44 through 56, and in the Report of Independent Accountants on page 57 of Registrant's 2000 Annual Report and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning directors called for by this item is incorporated by reference from pages 2, 3 and 4 of the 2001 Proxy Statement, which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in
Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 14 of the 2001 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by items 11, 12 and 13 is incorporated by reference from pages 5 through 21 of the 2001 Proxy Statement which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.


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

   (b) Reports on Form 8-K: Registrant did not file any Reports on Form 8-K for the three months ended December 30, 2000.

   (c) Those Exhibits and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

   (d) Those financial statement schedules required by Regulation S-X which are excluded from Registrant's 2000 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Avery Dennison Corporation


                           By        /s/  Daniel R. O'Bryant
                             ----------------------------------------
                                     Daniel R. O'Bryant
                             Senior Vice President, Finance and
                                  Chief Financial Officer

Dated: March 29, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                             Title                                 Date
     ---------                             -----                                 ----
  /s/  Philip M. Neal                  Chairman and Chief Executive            March 29, 2001
---------------------------                 Officer, Director
   Philip M. Neal


 /s/  Dean A. Scarborough            President and Chief Operating Officer,    March 29, 2001
---------------------------                       Director
  Dean A. Scarborough


 /s/  Daniel R. O'Bryant           Senior Vice President, Finance and          March 29, 2001
---------------------------              Chief Financial Officer
   Daniel R. O'Bryant                 (Principal Financial Officer)


 /s/  Thomas E. Miller               Vice President and Controller             March 29, 2001
---------------------------          (Principal Accounting Officer)
     Thomas E. Miller

     Signature                              Title                                 Date
     ---------                              -----                                 ----
/s/  Dwight L. Allison, Jr.                 Director                          March 29, 2001
------------------------------
    Dwight L. Allison, Jr.

 /s/  John C. Argue                         Director                          March 29, 2001
------------------------------
    John C. Argue

 /s/  Joan T. Bok                           Director                          March 29, 2001
------------------------------
      Joan T. Bok

 /s/  Frank V. Cahouet                      Director                          March 29, 2001
------------------------------
     Frank V. Cahouet

 /s/ Richard M. Ferry                       Director                          March 29, 2001
------------------------------
    Richard M. Ferry

 /s/  Kent Kresa                            Director                          March 29, 2001
------------------------------
     Kent Kresa

 /s/  Charles D. Miller                     Director                          March 29, 2001
------------------------------
      Charles D. Miller

 /s/  Peter W. Mullin                       Director                          March 29, 2001
------------------------------
     Peter W. Mullin

 /s/  Sidney R. Petersen                    Director                          March 29, 2001
------------------------------
     Sidney R. Petersen

 /s/  David E. I. Pyott                     Director                          March 29, 2001
------------------------------
      David E. I. Pyott

                          AVERY DENNISON CORPORATION

                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES


                                                                                                Reference (page)
                                                                                         --------------------------------
                                                                                             Form
                                                                                             10-K            Annual
                                                                                            Annual          Report to
                                                                                            Report        Shareholders
                                                                                         -----------     ----------------
Data incorporated by reference from the attached portions of the 2000 Annual
   Report to Shareholders of Avery Dennison Corporation:
   Report of Independent Accountants...............................................             --                 57
   Consolidated Balance Sheet at December 30, 2000 and January 1,  2000............             --                 44
   Consolidated Statement of Income for 2000, 1999 and 1998........................             --                 45
   Consolidated Statement of Shareholders' Equity for 2000, 1999 and 1998..........             --                 46
   Consolidated Statement of Cash Flows for 2000, 1999 and 1998....................             --                 47
   Notes to Consolidated Financial Statements......................................             --               48-56

     Individual financial statements of 50% or less owned entities accounted for by the equity method have been omitted because, considered in the aggregate or as a single subsidiary, they do not constitute a significant subsidiary.

  With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, and certain information referred to in Items 1, 5 and 6, which information is included in the 2000 Annual Report and is incorporated herein by reference, the 2000 Annual Report is not to be deemed "filed" as part of this report.

Data submitted herewith:
   Report of Independent Accountants on Financial Statement Schedule...............             S-2                --
   Financial Statement Schedules (for 2000, 1999 and 1998):
       II--Valuation and Qualifying Accounts and Reserves..........................             S-3                --
 Consent of Independent Accountants................................................             S-4                --


   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Avery Dennison Corporation:

   Our audits of the consolidated financial statements referred to in our report dated January 22, 2001 appearing in the 2000 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Los Angeles, California
January 22, 2001

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (In millions)

                                                        Additions
                                                  -------------------------
                                     Balance at   Charged to                                   Balance
                                     Beginning    Costs and       From           Deductions     at End
                                      of Year     Expenses     Acquisitions    from Reserves   of Year
                                     ---------    --------     ------------    -------------   -------
2000
  Allowance for doubtful accounts        $19.5       $ 7.6         $ 0.2          $ (7.9)       $19.4
  Customer complaint reserve              21.6         8.6           0.7           (12.9)        18.0
  Inventory reserve                       28.6        10.9           0.8            (9.9)        30.4


1999
  Allowance for doubtful accounts         16.5         8.7           2.4            (8.1)        19.5
  Customer complaint reserve              19.5        10.9           0.1            (8.9)        21.6
  Inventory reserve                       24.5        11.3           2.3            (9.5)        28.6

1998
  Allowance for doubtful accounts         15.6         2.7           0.2            (2.0)        16.5
  Customer complaint reserve              18.8         3.6           0.3            (3.2)        19.5
  Inventory reserve                       24.3        14.1           0.4           (14.3)        24.5

                       CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-38905) and Form S-8 (File Nos. 33-1132, 33-3645, 33-27275, 33-41238, 33-45376, 33-54411, 33-58921, 33-63979, 333-38707 and
333-38709) of Avery Dennison Corporation of our report dated January 22, 2001 relating to the financial statements, which appears in the 2000 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 22, 2001 relating to the financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP
Los Angeles, California
March 28, 2001

                          AVERY DENNISON CORPORATION

                                 EXHIBIT INDEX

                     For the Year Ended December 30, 2000

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


(3.1.3)      Amendment to Certificate of Incorporation           3.1.3       1986 Annual Report on Form 10-K
             filed April 6, 1987 with Office of
             Delaware Secretary of State

(3.1.4)      Amendment to Certificate of Incorporation                       Current Report on Form 8-K filed October
             filed October 17, 1990 with Office of                           31, 1990
             Delaware Secretary of State

(3.1.5)      Amendment to Certificate of Incorporation             3         First Quarterly report for 1997 on Form
             filed April 28, 1997 with Office of                             10-Q
             Delaware Secretary of State

(3.2)        By-laws, as amended                                3(ii)        Third Quarterly report for 2000 on Form
                                                                             10-Q

(4.1)        Rights Agreement dated as of October 23,                        Current Report on Form 8-K filed October
             1997                                                            24, 1997

(4.2)        Indenture, dated as of March 15, 1991,                          Registration Statement on Form S-3
             between Registrant and Security Pacific                         (File No. 33-39491)
             National Bank, as Trustee (the "Indenture")

(4.3)        Officers' Certificate establishing a                            Current Report on Form 8-K filed March
             series of Securities entitled "Medium-Term                      25, 1991
             Notes" under the Indenture

(4.4)        First Supplemental Indenture, dated as of                       Registration Statement on Form S-3
             March 16, 1993, between Registrant and                          (File No. 33-59642)
             BankAmerica National Trust Company,
             as successor Trustee (the "Supplemental
             Indenture")

(4.5)        Officers' Certificate establishing a                            Current Report on Form 8-K filed April
             series  of Securities entitled "Medium-Term                     7, 1993
             Notes" under the Indenture, as amended
             by the Supplemental Indenture

(4.6)        Officers' Certificate establishing a                            Current Report on Form 8-K filed March
             series of Securities entitled "Medium-Term                      29, 1994
             Notes, Series B" under the Indenture, as
             amended by the Supplemental Indenture

(4.7)        Officers' Certificate establishing a                            Current Report on Form 8-K filed May 12,
             series of Securities entitled "Medium-Term                      1995
             Notes, Series C" under the Indenture, as
             amended by the Supplemental Indenture

                                                           Originally
Exhibit                                                     Filed as
  No.                 Item                                 Exhibit No.                   Document
-------               ----                                 -----------                  ----------
(4.8)        Officers' Certificate establishing a                            Current Report on Form 8-K filed
             series of Securities entitled "Medium-Term                      December 16, 1996
             Notes, Series D" under the Indenture, as
             amended by the Supplemental Indenture

(10.3)       *Deferred Compensation Plan for Directors            10.3       1981 Annual Report on Form 10-K

(10.5)       *Executive Medical and Dental Plan                   10.5       1981 Annual Report on Form 10-K
             (description)

(10.6)       *Executive Financial Counseling Service              10.6       1981 Annual Report on Form 10-K
             (description)

(10.8.2)     *Agreement with P.M. Neal                          10.8.2       1998 Annual Report on Form 10-K

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

(10.15)      *1988 Stock Option Plan for Non-                    10.15       1987 Annual Report on Form 10-K
             Employee Directors ("Director Plan")

(10.15.1)    *Amendment No. 1 to 1988 Stock Option             10.15.1       1994 Annual Report on Form 10-K
             Plan for Non-Employee Directors
             ("Director Plan")

(10.15.2)    *Form of Non-Employee Director Stock              10.15.2       1994 Annual Report on Form 10-K
             Option Agreement under Director Plan

(10.16)      *Complete Restatement and Amendment of              10.16       1994 Annual Report on Form 10-K
             Executive Variable Deferred Compensation
             Plan ("EVDCP")

(10.16.1)    *Amendment No. 1 to EVDCP                         10.16.1       1999 Annual Report on Form 10-K

(10.17)      *Complete Restatement and Amendment of              10.17       1994 Annual Report on Form 10-K
             Directors Deferred Compensation Plan

(10.18)      *Complete Restatement and Amendment of              10.18       1994 Annual Report on Form 10-K
             Directors Variable Deferred Compensation
             Plan ("DVDCP")

(10.18.1)    *Amendment No. 1 to DVDCP                         10.18.1       1999 Annual Report on Form 10-K

(10.19)      *1990 Stock Option and Incentive Plan               10.19       1989 Annual Report on Form 10-K
             ("1990 Plan")

(10.19.1)    *Amendment No. 1 to 1990 Plan                     10.19.1       1993 Annual Report on Form 10-K

                                                           Originally
Exhibit                                                     Filed as
  No.                 Item                                 Exhibit No.                   Document
-------               ----                                ------------                  ------------
(10.19.2)    *Form of Incentive Stock Option Agreement         10.19.2       1991 Annual Report on Form 10-K
             for use under 1990 Plan

(10.19.3)    *Form of Non-Qualified Stock Option               10.19.3       1994 Annual Report on Form 10-K
             ("NSO") Agreement under 1990 Plan

(10.19.4)    *Form of NQSO Agreement under 1990 Plan           10.19.4       1999 Annual Report on Form 10-K

(10.19.5)    *Amendment No. 2 to 1990 Plan                     10.19.5       1996 Annual Report on Form 10-K

(10.21)      *Amended and Restated 1996 Stock Incentive          10.21       1999 Annual Report on Form 10-K
             Plan

(10.21.1)    *Form of NQSO Agreement under 1996 Plan           10.21.1       1999 Annual Report on Form 10-K

(10.27)      *Executive Long-Term Incentive Plan                 10.27       1999 Annual Report on Form 10-K

(10.28)      *Complete Restatement and Amendment of              10.28       1994 Annual Report on Form 10-K
             Executive Deferred Retirement Plan ("EDRP")

(10.28.1)    *Amendment No. 1 to EDRP                          10.28.1       1999 Annual Report on Form 10-K

(10.29)      *Executive Leadership Compensation Plan             10.29       1999 Annual Report on Form 10-K

(10.30)      *Senior Executive Leadership Compensation           10.30       1999 Annual Report on Form 10-K
             Plan

(10.31)      *Executive Variable Deferred Retirement             10.31       Registration Statement on Form S-8
             Plan ("EVDRP")                                                  (File No. 33-63979)

(10.31.1)    *Amended and Restated EVDRP                       10.31.1       1997 Annual Report on Form 10-K

(10.31.2)    *Amendment No. 1 to EVDRP                         10.31.2       1999 Annual Report on Form 10-K

(10.32)      *Benefit Restoration Plan                           10.32       1995 Annual Report on Form 10-K

(10.33)      *Restated Trust Agreement for Employee            10.33.1       1997 Annual Report on Form 10-K
             Stock Benefit Trust

(10.33.1)    *Common Stock Purchase Agreement                     10.2       Current Report on Form 8-K filed October
                                                                             24, 1996

(10.33.2)    *Restated Promissory Note                         10.33.3       1997 Annual Report on Form 10-K

(10.34)      *Amended and Restated Capital Accumulation          10.34       1999 Annual Report on Form 10-K
             Plan ("CAP")

(10.34.1)    *Trust under CAP                                      4.2       Registration Statement on Form S-8
                                                                             (File No. 333-38707)

(10.34.2)    *Amendment No. 1 to CAP                           10.34.2       1999 Annual Report on Form 10-K

_________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

SUBMITTED HEREWITH:

Exhibit No.                               Item
-----------                               ----
3.2                          Bylaws, as amended on December 7, 2000

10.15.3                      Amendment No. 2 to Director Plan

12                           Computation of Ratio of Earnings to Fixed Changes

13                           Portions of Annual Report to Shareholders for fiscal year ended December 30, 2000

21                           List of Subsidiaries

23                           Consent of Independent Accountants (see page S-4)

99                           Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation
                             Reform Act of 1995

______________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).


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