Form 10-Q
period 2001-03-31
AVERY DENNISON CORPORATION
filed 2001-05-14
CIK 8818

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001

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

     Indicate by a check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes  [X]    No
                                                -----      -----

     Number of shares of $1 par value common stock outstanding as of April 27, 2001: 110,243,432

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES

                              INDEX TO FORM 10-Q
                              ------------------


                                                               Page No.
                                                               -------
Part I.  Financial Information (Unaudited):

Financial Statements:

         Condensed Consolidated Balance Sheet
            March 31, 2001 and December 30, 2000                  3

         Consolidated Statement of Income
            Quarters Ended March 31, 2001 and April 1, 2000       4

         Condensed Consolidated Statement of Cash Flows
            Quarters Ended March 31, 2001 and April 1, 2000       5

         Notes to Consolidated Financial Statements               6

Management's Discussion and Analysis of Results of Operations
   and Financial Condition                                       11

Quantitative and Qualitative Disclosures About Market Risk       16

Part II.  Other Information:

Submission of Matters to a Vote of Security Holders,
         Exhibits and Reports on Form 8-K                        17

Signatures                                                       18

                     PART I. ITEM 1. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)

                                                                    March 31, 2001             December 30, 2000
                                                                ---------------------        ---------------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $   20.5                     $   11.4
  Trade accounts receivable, net                                       592.2                        580.5
  Inventories, net                                                     294.4                        271.5
  Prepaid expenses                                                      29.2                         25.2
  Deferred tax assets                                                   64.3                         64.5
  Other current assets                                                  27.2                         29.3
                                                                    --------                     --------
    Total current assets                                             1,027.8                        982.4

Property, plant and equipment, at cost                               2,030.9                      2,011.8
Accumulated depreciation                                               942.4                        932.8
                                                                    --------                     --------
                                                                     1,088.5                      1,079.0

Intangibles resulting from business acquisitions, net                  424.6                        394.3
Other assets                                                           272.9                        243.4
                                                                    --------                     --------
                                                                    $2,813.8                     $2,699.1
                                                                    ========                     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt             $  206.5                     $   54.3
  Accounts payable                                                     349.1                        326.4
  Other current liabilities                                            377.8                        420.0
                                                                    --------                     --------
    Total current liabilities                                          933.4                        800.7

Long-term debt                                                         725.6                        772.9
Deferred taxes and other long-term liabilities                         224.8                        223.5
Other long-term obligation                                              73.4                         73.9
Shareholders' equity:
  Common stock - $1 par value, authorized - 400,000,000
    shares; issued - 124,126,624 shares at March 31, 2001 and
    December 30, 2000                                                  124.1                        124.1
  Capital in excess of par value                                       656.6                        692.0
  Retained earnings                                                  1,478.8                      1,448.3
  Cost of unallocated ESOP shares                                      (15.3)                       (15.3)
  Employee stock benefit trusts, 12,590,810 shares
    at March 31, 2001 and 12,758,017 shares at
    December 30, 2000                                                 (654.7)                      (699.9)
  Treasury stock at cost, 13,884,521 shares at March 31,
    2001 and 13,881,533 shares at December 30, 2000                   (615.8)                      (615.7)
  Accumulated other comprehensive loss                                (117.1)                      (105.4)
                                                                    --------                     --------
    Total shareholders' equity                                         856.6                        828.1
                                                                    --------                     --------

                                                                    $2,813.8                     $2,699.1
                                                                    ========                     ========

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)


                                                                                             Quarter Ended
                                                                       ----------------------------------------------------------
                                                                            March 31, 2001                    April 1, 2000
                                                                       -------------------------         ------------------------
Net sales                                                                         $963.2                           $965.3
Cost of products sold                                                              644.2                            631.2
                                                                                  ------                           ------
  Gross profit                                                                     319.0                            334.1
Marketing, general and administrative expense                                      209.2                            214.2
Interest expense                                                                    13.8                             12.3
                                                                                  ------                           ------
  Income before taxes                                                               96.0                            107.6
Taxes on income                                                                     32.2                             37.4
                                                                                  ------                           ------
  Income before accounting change                                                   63.8                             70.2
Cumulative effect of accounting change, net of tax                                   (.2)                               -
                                                                                  ------                           ------
    Net income                                                                    $ 63.6                           $ 70.2
                                                                                  ======                           ======
Per share amounts:
Net income per common share:
  Before accounting change                                                        $  .65                           $  .71
  Cumulative effect of accounting change                                               -                                -
                                                                                  ------                           ------
    Net income per common share                                                   $  .65                           $  .71
                                                                                  ======                           ======
Net income per common share, assuming dilution:
  Before accounting change                                                        $  .65                           $  .70
  Cumulative effect of accounting change                                               -                                -
                                                                                  ------                           ------
    Net income per common share, assuming dilution                                $  .65                           $  .70
                                                                                  ======                           ======
Dividends                                                                         $  .30                           $  .27
                                                                                  ======                           ======
Average shares outstanding:
  Common shares                                                                     97.6                             98.8
  Common shares, assuming dilution                                                  98.5                            100.8


                 See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                                                Quarter Ended
                                                                                ----------------------------------------------
                                                                                   March 31, 2001             April 1, 2000
                                                                                -------------------       --------------------
Operating Activities:
--------------------
Net income                                                                          $  63.6                    $  70.2
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                                         31.3                       31.9
  Amortization                                                                          7.9                        7.5
  Deferred taxes                                                                        4.1                        (.2)
  Changes in assets and liabilities, net of the effect of
    foreign currency translation, business divestitures and acquisitions              (58.6)                     (52.0)
                                                                                    -------                    -------
Net cash provided by operating activities                                              48.3                       57.4
                                                                                    -------                    -------

Investing Activities:
--------------------
Purchase of property, plant and equipment                                             (35.8)                     (32.8)
Acquisitions, net of miscellaneous proceeds from sale of assets                       (58.1)                     (73.1)
Other                                                                                 (23.7)                      (3.9)
                                                                                    -------                    -------
Net cash used in investing activities                                                (117.6)                    (109.8)
                                                                                    -------                    -------

Financing Activities:
--------------------
Net increase in short-term debt                                                       104.0                      112.2
Net decrease in long-term debt                                                          (.2)                       (.4)
Dividends paid                                                                        (33.1)                     (30.4)
Purchase of treasury stock                                                              (.1)                     (29.1)
Proceeds from exercise of stock options                                                 4.6                        6.8
Other                                                                                   3.6                       (3.7)
                                                                                    -------                    -------
Net cash provided by financing activities                                              78.8                       55.4
                                                                                    -------                    -------
Effect of foreign currency translation on cash balances                                 (.4)                       (.1)
                                                                                    -------                    -------
Increase in cash and cash equivalents                                                   9.1                        2.9
                                                                                    -------                    -------
Cash and cash equivalents, beginning of period                                         11.4                        6.9
                                                                                    -------                    -------
Cash and cash equivalents, end of period                                            $  20.5                    $   9.8
                                                                                    =======                    =======

                See Notes to Consolidated Financial Statements

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General

   The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. Certain prior year amounts have been reclassified to conform with current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 2000 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.

   The first quarters of 2001 and 2000 consisted of thirteen-week periods ending March 31, 2001 and April 1, 2000, respectively. The interim results of operations are not necessarily indicative of future financial results.

2. Net Income Per Share

   Net income per common share amounts were computed as follows:

   (In millions, except per share amounts)

                                                                  March 31, 2001               April 1, 2000
                                                              -----------------------     ------------------------
    (A)  Net income available to common shareholders                    $63.6                       $ 70.2
                                                                        =====                       ======
    (B)  Weighted average number of common shares
         outstanding                                                     97.6                         98.8

         Additional common shares issuable under
         employee stock options using the treasury
         stock method                                                      .9                          2.0
                                                                        -----                       ------

    (C)  Weighted average number of common shares
         outstanding assuming the exercise of
         stock options                                                   98.5                        100.8
                                                                        =====                       ======

    Net income per common share (A) / (B)                               $ .65                       $  .71
                                                                        =====                       ======
    Net income per common share,
    assuming dilution (A) / (C)                                         $ .65                       $  .70
                                                                        =====                       ======

3. Comprehensive Income

   Comprehensive income includes net income, foreign currency translation adjustments and the effective portion of gains or losses on cash flow hedges that are currently presented as a component of shareholders' equity. The Company's total comprehensive income for the three months ended March 31, 2001 and April 1, 2000 was $51.9 million and $62.1 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4. Foreign Currency Translation

   Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies resulted in a loss of $.3 million for the first quarter of 2001 and a loss of $.1 million for the first quarter of 2000. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 2001 and 2000.


5. Financial Instruments

   The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in the first quarter of 2001 and recorded a transition adjustment reducing net income by $.2 million (net of tax). This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value.

   The Company formed an implementation team drawn from both internal and external resources, which reviewed the Company's derivative contracts and existing hedge relationships, developed appropriate hedge effectiveness models and updated accounting and reporting procedures to ensure proper measurement, recording and reporting of derivative instruments and hedge items.

   The Company enters into foreign exchange forward, option and swap contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in foreign currencies that arise primarily as a result of its operations outside the United States of America. The Company also enters into interest rate contracts to manage its exposure to interest rate fluctuations.

   On the date that the Company enters into a derivative contract, it determines whether the derivatives will be designated as a hedge. Those derivatives not designated as hedges are recorded on the balance sheet at fair value, with changes in fair value recognized currently in earnings. The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge) or (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). The Company does not hold or purchase any foreign currency or interest rate contracts for trading purposes.

   The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives that are designated as either fair value hedges or cash flow hedges are highly effective. If it is determined that a derivative is not highly effective as a hedge, the Company prospectively discontinues hedge accounting. For those derivatives designated as cash flow hedges, the effective portion of the related gains and losses are recorded as a component of other comprehensive income, and the ineffective portion is reported currently in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transaction is consummated. In the event that the anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the instrument in earnings currently. Changes in the fair value of derivatives that are designated as fair value hedges are recognized currently in earnings. Changes in the fair values of underlying hedged items (such as unrecognized firm commitments) are also recognized currently in earnings and offset the changes in the fair value of the derivative.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5. Financial Instruments (continued)

   During the three months ended March 31, 2001, changes in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges were immaterial. Amounts the Company expects to reclassify from other comprehensive income to earnings during the fiscal year ending December 29, 2001 are expected to be immaterial.

   For purposes of this footnote, the terms "cash flow hedge," "derivative instrument," "fair value," "fair value hedge," "financial instrument," "firm commitment," and "highly effective" are used as these terms are defined in SFAS No. 133, as amended.

6. Inventories

   Inventories consisted of (in millions):

                                                                      March 31, 2001             December 30, 2000
                                                                  ---------------------        ---------------------

Raw materials                                                                    $ 94.4                       $ 85.8
Work-in-progress                                                                   70.4                         67.1
Finished goods                                                                    151.0                        139.9
LIFO adjustment                                                                   (21.4)                       (21.3)
                                                                                 ------                       ------
                                                                                 $294.4                       $271.5
                                                                                 ======                       ======

7. Intangibles Resulting From Business Acquisitions

   During the first quarter of 2001, the Company acquired two companies for approximately $59 million. The acquisitions represent additions to the Company's materials and office products operations and were accounted for using the purchase method of accounting. Operating results have been included in the consolidated financial statements since acquisition, and the assets and liabilities of the entities have been recorded using a preliminary estimate of fair value. The excess of the purchase price over the fair value of net assets acquired is approximately $35 million and is being amortized over its expected useful life. These businesses are not significant in relation to the consolidated financial position and results of operations.

   Accumulated amortization of intangible assets at March 31, 2001 and December 30, 2000 was $87.9 million and $83.4 million, respectively.

8. Research and Development

   Research and development expense for the first quarters of 2001 and 2000 was $17.4 million and $16.5 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


9. Contingencies

   The Company has been designated by the U.S. Environmental Protection Agency
   (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at 9 waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

                          AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


10. Segment Information

    Financial information by reportable operating segment is set forth below:


(In millions)                                                                  March 31, 2001                April 1, 2000
----------------------------------------------------------------------------------------------------------------------------
Net sales:
Pressure-sensitive Adhesives and Materials                                               $547.7                       $536.8
Consumer and Converted Products                                                           452.0                        460.1
Intersegment(1)                                                                           (36.9)                       (32.6)
Divested operations                                                                          .4                          1.0
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                $963.2                       $965.3
============================================================================================================================
Income (loss) from operations before interest and taxes:
Pressure-sensitive Adhesives and Materials                                               $ 45.1                       $ 61.1
Consumer and Converted Products                                                            70.8                         65.8
Corporate administrative and research and
  development expenses                                                                     (5.7)                        (6.6)
Divested operations                                                                         (.4)                         (.4)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         $109.8                       $119.9
Interest expense                                                                          (13.8)                       (12.3)
============================================================================================================================
Income before taxes                                                                      $ 96.0                       $107.6
============================================================================================================================

(1) Intersegment sales primarily represent sales from Pressure-sensitive Adhesives and Materials to Consumer and Converted Products.

11.  Future Accounting Requirements

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The Company will adopt this new standard in the second quarter of 2001 and it is not anticipated to have a material effect on the Company's financial results.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter
--------------------------------------

Quarterly sales were $963.2 million, compared to first quarter 2000 sales of $965.3 million. Excluding the impact of currency, sales grew 3 percent. The acquisition of Adespan, Dunsirn Industries and CD Stomper contributed approximately $33 million in sales to the first quarter of 2001.

Gross profit margin decreased to 33.1 percent for the quarter compared to 34.6 percent for the first quarter of 2000. The decline was primarily due to slower volume growth, severance costs and lower gross profit margins in recently acquired businesses.

Marketing, general and administrative expense, as a percent of sales, decreased to 21.7 percent from 22.2 percent for the first quarter of 2000. The improvement was primarily due to spending controls.

Interest expense increased to $13.8 million for the quarter compared to $12.3 million a year ago, primarily reflecting increased debt to fund acquisitions.

Income before taxes, as a percent of sales, was 10 percent compared to 11.1 percent a year ago. The decrease reflects the lower gross profit margin. The effective tax rate decreased to 33.5 percent for the quarter compared to 34.8 percent for the first quarter of 2000, primarily due to a more favorable geographic mix of income.

Net income totaled $63.6 million compared to $70.2 million in the first quarter of 2000. Net income, as a percent of sales, was 6.6 percent for the first quarter of 2001 and 7.3 percent for the same period last year.

Net income per common share for the quarter was $.65 compared to $.71 in the first quarter of 2000. Net income per common share, assuming dilution, was $.65 for the first quarter of 2001 and $.70 for the first quarter of 2000. Excluding the impact of currency exchange rates, net income per common share, assuming dilution, would have been $.02 higher for the first quarter of 2001.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

(In millions)                                      March 31, 2001          April 1, 2000
----------------------------------------------------------------------------------------
Net sales                                                   $547.7                $536.8
Income from operations before interest and taxes              45.1                  61.1
----------------------------------------------------------------------------------------

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter (continued)
--------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the first quarter of 2001 compared to the same period last year, primarily due to acquisitions and international growth. Sales declined domestically due to the slowdown in the North American economy, and the resulting impact on volume growth in the roll materials, graphics and specialty tapes businesses. These declines were partially offset by the Dunsirn acquisition. Sales increased internationally, primarily as a result of the Adespan acquisition in 2000 and strong unit volume growth in Asia, Latin America and Europe. This increase was partially offset by the negative impact of foreign currency rates and a slowdown in certain European markets served by the Company's graphics and specialty tapes businesses. The segment reported a decrease in income primarily due to sales weakness in North America and the European graphics and specialty tapes businesses. Severance costs incurred in the first quarter also impacted income for the segment's U.S. operations.

Consumer and Converted Products:

(In millions)                                          March 31, 2001          April 1, 2000
--------------------------------------------------------------------------------------------
Net sales                                                      $452.0                 $460.1
Income from operations before interest and taxes                 70.8                   65.8
--------------------------------------------------------------------------------------------

The Consumer and Converted Products segment reported a decrease in sales; however, excluding the impact of currency, the segment's sales increased by one percent. Sales in the U.S. operations were impacted by decreased sales due to three factors: the slowdown in the North American economy, particularly in the Company's industrial and automotive business, the closing of office product retail stores by the Company's customers, and several large purchases made by major customers late in the fourth quarter of 2000. Partially offsetting these factors were the strong sales growth for certain Avery-brand office products, and the acquisition of CD Stomper. Solid volume growth in the international operations, particularly in the worldwide ticketing business, was more than offset by the negative impact of foreign currency exchange rates. The segment reported an increase in income for the first quarter of 2001 compared to the same period last year, primarily reflecting productivity improvements related to the Company's 1999 restructuring program and Six Sigma projects. Income from U.S. operations increased due to sales growth for certain Avery-brand office products and improved productivity. Income from international operations was comparable to the same period last year due to the negative impact of currency.

Financial Condition
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, increased to 7.8 percent from 6.7 percent a year ago. This increase is due primarily to the increase in accounts receivable related to rapid sales growth in international markets, higher working capital requirements at recently acquired businesses, and the decrease in current liabilities related to the 1999 restructuring program. The average number of days sales outstanding in accounts receivable increased to 56 days compared to 55 days a year ago, reflecting longer payment terms associated with increased international sales and recent acquisitions. Average inventory turnover for the first quarter of 2001 was 8.8 inventory turns compared to 8.6 inventory turns a year ago.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition (continued)
-------------------------------

Net cash flows provided by operating activities totaled $48.3 million for the first quarter of 2001 compared to $57.4 million for the first quarter of 2000. The decrease in net cash flows provided by operating activities was primarily due to lower earnings and an increase in working capital. In addition to cash flows from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

Capital expenditures for the quarter were $35.8 million compared to $32.8 million for the first quarter of 2000. Capital expenditures for 2001 are expected to be approximately $150 million, as compared to $198.3 million in 2000.

During the first quarter of 2001, total debt increased $104.9 million to $932.1 million from year end 2000. The increase in debt was primarily due to the debt issuance to fund acquisitions and capital expenditures. Total debt to total capital was 52.1 percent as of the end of the first quarter of 2001 and 50 percent at year end 2000. In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH (Zweckform), a German office products supplier. The obligation is reported in the "Other Long-term obligation" line on the Condensed Consolidated Balance Sheet and is scheduled to be paid in 2004.

On February 1, 2001, the Company announced that it acquired Dunsirn Industries, Inc., a privately held company based in Wisconsin. Dunsirn Industries is a leading supplier of non-pressure sensitive materials to the narrow-web printing industry, as well as a provider of customized slitting and distribution services for roll materials manufacturers. The Dunsirn operation is included within the Company's Pressure-sensitive Adhesives and Materials segment. Sales in 2000 for Dunsirn Industries were approximately $68 million and included sales to the Company.

On February 13, 2001, the Company announced that it acquired CD Stomper, a leading product line of CD and DVD labels, software and a label applicator, from Stomp Inc., a software developer and manufacturer based in California. Sales in 2000 for the CD Stomper product line were approximately $20 million. The CD Stomper product line is included in the Company's Consumer and Converted Products segment.

Shareholders' equity increased to $856.6 million from $828.1 million at year end 2000. During the first quarter of 2001, the Company purchased approximately 3,000 shares of common stock at a cost of $.1 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, decreased during the quarter by $45.2 million to $654.7 million from year end 2000. Dividends paid in the first quarter of 2001 totaled $33.1 million compared to $30.4 million in the first quarter of 2000.

Recently Adopted Accounting Requirements
----------------------------------------

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

Recently Adopted Accounting Requirements (continued)
------------------------------------------

The Company formed an implementation team drawn from both internal and external resources, which reviewed the Company's derivative contracts and existing hedge relationships, developed appropriate hedge effectiveness models and updated accounting and reporting procedures to ensure proper measurement, recording and reporting of derivative instruments and hedge items.

The Company adopted SFAS No. 133 and related amendments in the first quarter of 2001 and recorded a transition adjustment reducing net income by $.2 million (net of tax).

Future Accounting Requirements
------------------------------

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The Company will adopt this new standard in the second quarter of 2001 and it is not anticipated to have a material effect on the Company's financial results.

Outlook
-------

The Company's first quarter 2001 results reflect the continuing slowdown in the North American economy. This has affected sales volume in the domestic operations for both segments and may continue to do so if these economic conditions continue. Although the outlook for the domestic economy cannot be predicted, results in the latter part of the first quarter of 2001 and into the second quarter of 2001 indicate some improvement in domestic sales volumes. Some of the Company's European businesses were also negatively impacted by an economic slowdown in the first quarter of 2001. The Company is uncertain with respect to the outlook in European markets. A European economic slowdown would negatively impact the Company's results.

International operations, principally in Western Europe, constitute a significant portion of the Company's business. The Company is exposed to foreign currency exchange rate risk, and changes to foreign exchange rates will impact the Company's financial results.

The Company is focused on driving down costs in an uncertain global economic environment and believes it is well positioned to resume strong growth once economic conditions improve. The Company has reduced costs and expects to continue to benefit from the implementation of profit improvement initiatives, such as the Company's 1999 restructuring program, Six Sigma projects, procurement initiatives and other manufacturing cost reductions.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Safe Harbor Statement
---------------------

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as "anticipate," "assume," "believe," "estimate," "expect," "plan," "project," "will," and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful market acceptance of new products, price and availability of raw materials, impact of competitive products and pricing, business mix shift, successful integration of new acquisitions, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), the euro conversion, legal proceedings, fluctuations in foreign exchange rates and other risks associated with foreign operations, changes in economic or political conditions, and other factors.

Any forward looking statements should be considered in light of the factors detailed in Exhibit 99 in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

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

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                     ITEM 3. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------

There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 30, 2000.

                          PART II.  OTHER INFORMATION
                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES

ITEM 1.  There are no material changes in the information provided in Item 3 of
------   the Company's Form 10-K for the fiscal year ended December 30, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The registrant held its annual stockholders' meeting on April 26, 2001. The stockholders voted to reelect four directors to the Board of Directors as follows:

                                                      Number of Shares Votes/1/
                                             -------------------------------------------
                                                     For                    Withheld
                                             -----------------         -----------------
Philip M. Neal                                    89,909,009                10,062,152

Frank V. Cahouet                                  98,278,212                 1,692,949

Peter W. Mullin                                   96,333,112                 3,638,049

Joan T. Bok                                       98,391,183                 1,579,978

/1/There were no abstentions or shares otherwise not voted by brokers.

Additional information concerning continuing directors called for by this Item is incorporated by reference from pages 3 and 4 of the registrant's 2001 Proxy Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

a. Exhibits:   12   Computation of Ratio of Earnings to Fixed Charges

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 2001.

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


                                         AVERY DENNISON CORPORATION
                                         --------------------------
                                              (Registrant)




                                         /s/ Daniel R. O'Bryant
                                         ----------------------------------
                                         Daniel R. O'Bryant
                                         Senior Vice President, Finance and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



                                         /s/ Thomas E. Miller
                                         ----------------------------------
                                         Thomas E. Miller
                                         Vice President and Controller
                                         (Chief Accounting Officer)



                                         May 14, 2001