Form 10-Q
period 2001-06-30
AVERY DENNISON CORPORATION
filed 2001-08-14
CIK 8818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

(626) 304-2000
(Registrant's telephone number, including area code)


Indicate by a check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X] No [_]


Number of shares of $1 par value common stock outstanding as of July 27, 2001:
                                  110,104,689

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
------------------------------------------

Financial Statements:

  Condensed Consolidated Balance Sheet
     June 30, 2001 and December 30, 2000                                                  3

  Consolidated Statement of Income
     Three and Six Months Ended June 30, 2001 and July 1, 2000                            4

  Condensed Consolidated Statement of Cash Flows
     Six Months Ended June 30, 2001 and July 1, 2000                                      5

  Notes to Consolidated Financial Statements                                              6

Management's Discussion and Analysis of Results of Operations and Financial Condition    12

Quantitative and Qualitative Disclosures About Market Risk                               18

Part II.  Other Information:
---------------------------

Exhibits and Reports on Form 8-K                                                         19

Signatures                                                                               20

                     PART I. ITEM 1. FINANCIAL INFORMATION
                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)


                                                                         June 30, 2001             December 30, 2000
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $   10.3                     $   11.4
  Trade accounts receivable, net                                                    626.8                        580.5
  Inventories, net                                                                  309.5                        271.5
  Other receivables                                                                  31.9                         29.3
  Prepaid expenses                                                                   25.1                         25.2
  Deferred tax assets                                                                66.5                         64.5
----------------------------------------------------------------------------------------------------------------------
    Total current assets                                                          1,070.1                        982.4

Property, plant and equipment, at cost                                            2,028.2                      2,011.8
Accumulated depreciation                                                            953.8                        932.8
----------------------------------------------------------------------------------------------------------------------
                                                                                  1,074.4                      1,079.0

Intangibles resulting from business acquisitions, net                               416.9                        394.3
Other assets                                                                        281.0                        243.4
----------------------------------------------------------------------------------------------------------------------
                                                                                 $2,842.4                     $2,699.1
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt                          $  228.3                     $   54.3
  Accounts payable                                                                  357.3                        326.4
  Other current liabilities                                                         378.9                        420.0
----------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                       964.5                        800.7

Long-term debt                                                                      702.5                        772.9
Deferred taxes and other long-term liabilities                                      218.1                        223.5
Other long-term obligation                                                           70.7                         73.9
Shareholders' equity:
  Common stock - $1 par value; authorized - 400,000,000 shares;
   issued - 124,126,624 shares at June 30, 2001 and
   December 30, 2000                                                                124.1                        124.1
  Capital in excess of par value                                                    641.4                        692.0
  Retained earnings                                                               1,505.6                      1,448.3
  Cost of unallocated ESOP shares                                                   (15.3)                       (15.3)
  Employee stock benefit trusts, 12,146,539 shares at June 30,
   2001 and 12,758,017 shares at December 30, 2000                                 (619.8)                      (699.9)
  Treasury stock at cost, 14,021,935 shares at June 30, 2001
   and 13,881,533 shares at December 30, 2000                                      (623.7)                      (615.7)
  Accumulated other comprehensive loss                                             (125.7)                      (105.4)
----------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                      886.6                        828.1
----------------------------------------------------------------------------------------------------------------------

                                                                                 $2,842.4                     $2,699.1
======================================================================================================================

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)



                                                         Three Months Ended                     Six Months Ended
                                                 -----------------------------------------------------------------------
                                                   June 30, 2001     July 1, 2000       June 30, 2001      July 1, 2000
------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $960.8            $993.4           $1,924.0           $1,958.7
Cost of products sold                                      649.0             649.7            1,293.2            1,280.9
------------------------------------------------------------------------------------------------------------------------
  Gross profit                                             311.8             343.7              630.8              677.8
Marketing, general and administrative expense              208.4             218.7              417.6              432.9
Interest expense                                            13.5              14.6               27.3               26.9
------------------------------------------------------------------------------------------------------------------------
  Income before taxes                                       89.9             110.4              185.9              218.0
Taxes on income                                             30.1              37.6               62.3               75.0
------------------------------------------------------------------------------------------------------------------------
  Income before accounting change                           59.8              72.8              123.6              143.0
Cumulative effect of accounting change,
 net of tax                                                    -                 -                (.2)                 -
------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 59.8            $ 72.8           $  123.4           $  143.0
========================================================================================================================

Per share amounts:
Net income per common share:
  Before accounting change                                $  .61            $  .74           $   1.26           $   1.45
  Cumulative effect of accounting change                       -                 -                  -                  -
------------------------------------------------------------------------------------------------------------------------
    Net income per common share                           $  .61            $  .74           $   1.26           $   1.45
========================================================================================================================
Net income per common share, assuming dilution:
  Before accounting change                                $  .61            $  .73           $   1.25           $   1.42
  Cumulative effect of accounting change                       -                 -                  -                  -
------------------------------------------------------------------------------------------------------------------------
Net income per common share, assuming dilution            $  .61            $  .73           $   1.25           $   1.42
========================================================================================================================
Dividends                                                 $  .30            $  .27           $    .60           $    .54
========================================================================================================================

Average shares outstanding:
Common shares                                               97.8              98.7               97.7               98.8
Common shares, assuming dilution                            98.7             100.4               98.6              100.6

                See Notes to Consolidated Financial Statements

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)



                                                                                       Six Months Ended
                                                                            -------------------------------------
                                                                            June 30, 2001           July 1, 2000
-----------------------------------------------------------------------------------------------------------------
Operating Activities:
--------------------
Net income                                                                         $ 123.4                $ 143.0
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                                       62.2                   63.5
   Amortization                                                                       16.1                   15.1
   Deferred taxes                                                                     (1.3)                   3.7
   Changes in assets and liabilities, net of the effect of foreign
    currency translation, business divestitures and acquisitions                     (97.6)                 (54.9)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            102.8                  170.4
-----------------------------------------------------------------------------------------------------------------

Investing Activities:
--------------------
Purchase of property, plant and equipment                                            (64.7)                 (77.3)
Acquisitions, net of miscellaneous proceeds from sale of assets                      (50.6)                 (76.9)
Other                                                                                (37.9)                 (13.6)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (153.2)                (167.8)
-----------------------------------------------------------------------------------------------------------------

Financing Activities:
--------------------
Net increase in short-term debt                                                      103.7                  100.6
Net decrease in long-term debt                                                         (.3)                  (1.5)
Dividends paid                                                                       (66.1)                 (60.6)
Purchase of treasury stock                                                            (8.2)                 (52.7)
Proceeds from exercise of stock options                                               13.7                   13.0
Other                                                                                  6.8                   (1.6)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   49.6                   (2.8)
-----------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on cash balances                                (.3)                   (.3)
-----------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                 (1.1)                   (.5)
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                        11.4                    6.9
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $ 10.3                 $  6.4
=================================================================================================================

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

   The second quarters of 2001 and 2000 consisted of thirteen-week periods ending June 30, 2001 and July 1, 2000, respectively. The interim results of operations are not necessarily indicative of future financial results.

2. Net Income Per Share

   Net income per common share amounts were computed as follows:



                                                          Three Months Ended                   Six Months Ended
                                                    ------------------------------     -------------------------------
(In millions, except per share amounts)             June 30, 2001     July 1, 2000     June 30, 2001      July 1, 2000
----------------------------------------------------------------------------------------------------------------------
(A)  Net income available to common shareholders           $ 59.8           $ 72.8           $123.4             $143.0
----------------------------------------------------------------------------------------------------------------------
(B)  Weighted average number of common shares
     outstanding                                             97.8             98.7             97.7               98.8

     Additional common shares issuable under
     employee stock options using the treasury stock
     method                                                    .9              1.7               .9                1.8
----------------------------------------------------------------------------------------------------------------------
(C)  Weighted average number of common shares
     outstanding assuming the exercise of stock
     options                                                 98.7            100.4             98.6              100.6
======================================================================================================================
Net income per common share (A) divided by (B)              $ .61           $  .74           $ 1.26             $ 1.45
======================================================================================================================
Net income per common share, assuming
dilution (A) divided by (C)                                 $ .61           $  .73           $ 1.25             $ 1.42
======================================================================================================================

3.  Comprehensive Income

    Comprehensive income includes net income, foreign currency translation adjustments and the effective portion of gains or losses on cash flow hedges that are currently presented as a component of shareholders' equity. The Company's total comprehensive income for the three and six months ended June 30, 2001 was $51.3 million and $103.2 million, respectively. For the three and six months ended July 1, 2000, total comprehensive income was $52.9 million and $115 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4. Foreign Currency Translation

   Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies resulted in gains of $.7 million and $.4 million, respectively, during the three and six months ended June 30, 2001. For the three and six months ended July 1, 2000, the Company recorded losses of $1.1 million and $1.2 million, respectively. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 2001 and 2000.


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

   The Company formed an implementation team drawn from both internal and external resources, which reviewed the Company's derivative contracts and existing hedge relationships, developed appropriate hedge effectiveness models and updated accounting and reporting procedures to ensure proper measurement, recording and reporting of derivative instruments and hedged items.

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

   On the date that the Company enters into a derivative contract, it determines whether the derivatives will be designated as a hedge. Those derivatives not designated as hedges are recorded on the balance sheet at fair value, with changes in the fair value recognized currently in earnings. The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge) or (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). The Company does not hold or purchase any foreign currency or interest rate contracts for trading purposes.

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

                            AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5. Financial Instruments (continued)

   During the three and six months ended June 30, 2001 changes in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges were not significant. Amounts the Company expects to reclassify from other comprehensive income to earnings during the fiscal year ending December 29, 2001 are not expected to be significant.

   For purposes of this footnote, the terms "cash flow hedge," "derivative instrument," "fair value," "fair value hedge," "financial instrument," "firm commitment," and "highly effective" are used as these terms are defined in SFAS No. 133, as amended.


6. Inventories

   Inventories consisted of:


(In millions)                                                 June 30, 2001           December 30, 2000
-------------------------------------------------------------------------------------------------------
Raw materials                                                        $ 96.8                      $ 85.8
Work-in-progress                                                       73.9                        67.1
Finished goods                                                        160.3                       139.9
LIFO adjustment                                                       (21.5)                      (21.3)
-------------------------------------------------------------------------------------------------------
                                                                     $309.5                      $271.5
=======================================================================================================


7. Business Acquisitions

   During the first quarter of 2001, the Company acquired two companies for approximately $59 million. The acquisitions represent additions to the Company's materials and office products operations and were accounted for using the purchase method of accounting. Operating results have been included in the consolidated financial statements since acquisition, and the assets and liabilities of the entities have been recorded at fair value. The excess of the purchase price over the fair value of net assets acquired is approximately $37 million and is being amortized over its expected useful life. These businesses are not significant in relation to the consolidated financial position and results of operations for the Company.

   Accumulated amortization of intangible assets at June 30, 2001 and December 30, 2000 was $92.4 million and $83.4 million, respectively.


8. Research and Development

   Research and development expense for the three and six months ended June 30, 2001 was $17.9 million and $35.3 million, respectively. For the three and six months ended July 1, 2000, research and development expense was $17.5 million and $34 million, respectively.

                          AVERY DENNISON CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


9. Contingencies

   The Company has been designated by the U.S. Environmental Protection Agency
   (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at 9 waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to two of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

                            AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

10. Segment Information

    Financial information by reportable operating segment is set forth below:


                                                  Three Months Ended                      Six Months Ended
                                           -----------------------------------------------------------------------
 (In millions)                             June 30, 2001      July 1, 2000        June 30, 2001       July 1, 2000
------------------------------------------------------------------------------------------------------------------
Net sales:
Pressure-sensitive Adhesives and
 Materials                                      $544.9             $541.6             $1,091.6           $1,075.7
Consumer and Converted Products                  449.5              478.2                900.3              936.0
Intersegment(1)                                  (37.0)             (35.8)               (75.7)             (67.8)
Divested operations                                3.4                9.4                  7.8               14.8
-----------------------------------------------------------------------------------------------------------------
Net sales                                       $960.8             $993.4             $1,924.0           $1,958.7
=================================================================================================================
Income (loss) from operations before
 interest and taxes:
Pressure-sensitive Adhesives and
 Materials                                      $ 46.5             $ 57.4             $   92.3           $  119.9
Consumer and Converted Products                   64.2               74.8                135.1              140.5
Corporate administrative and research
 and development expenses                         (6.1)              (6.7)               (11.8)             (13.4)
Divested operations                               (1.2)               (.5)                (2.4)              (2.1)
-----------------------------------------------------------------------------------------------------------------
                                                 103.4              125.0                213.2              244.9
Interest expense                                 (13.5)             (14.6)               (27.3)             (26.9)
-----------------------------------------------------------------------------------------------------------------
Income before taxes                             $ 89.9             $110.4             $  185.9           $  218.0
=================================================================================================================

(1) Intersegment sales primarily represent sales from Pressure-sensitive Adhesives and Materials to Consumer and Converted Products.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


11. Recent Accounting Requirements

    In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The adoption of this new standard in the second quarter of 2001 did not have a material effect on the Company's financial results.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." This Statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Statement also requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement will be effective at the beginning of fiscal 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The Statement also provides specific guidance on testing goodwill and intangible assets for impairment. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) goodwill will be tested for impairment at least annually at the reporting unit level, (iii) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (iv) intangible assets with finite lives will be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 will immediately be subject to the provisions of this Statement. All provisions of this Statement will be effective at the beginning of fiscal 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

    The Company is currently reviewing the requirements of Emerging Issues Task Force Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This Statement addresses whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or cost. This Statement would have no effect on the Company's net income or financial position.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations: For the Quarter
--------------------------------------

Quarterly sales were $960.8 million, compared to second quarter 2000 sales of $993.4 million. Excluding the impact of currency, sales decreased 1.2 percent. The acquisition of Dunsirn Industries and CD Stomper contributed approximately $17.6 million in sales to the second quarter of 2001.

Gross profit margin decreased to 32.5 percent for the quarter compared to 34.6 percent for the second quarter of 2000. The decline was primarily due to adverse product mix shift and slower volume growth, as well as lower gross profit margins of recently acquired businesses.

Marketing, general and administrative expense, as a percent of sales, improved to 21.7 percent compared to 22 percent for the second quarter of 2000, primarily due to spending controls.

Interest expense decreased to $13.5 million for the quarter, compared to $14.6 million a year ago, primarily reflecting lower interest rates.

Income before taxes, as a percent of sales, was 9.4 percent compared to 11.1 percent a year ago. The decrease reflects the lower gross profit margin. The effective tax rate decreased to 33.5 percent for the quarter compared to 34.1 percent for the second quarter of 2000, primarily due to a more favorable geographic mix of income.

Net income totaled $59.8 million compared to $72.8 million in the second quarter of 2000. Net income, as a percent of sales, was 6.2 percent for the second quarter of 2001 and 7.3 percent for the same period last year.

Net income per common share for the quarter was $.61 compared to $.74 in the second quarter of 2000. Net income per common share, assuming dilution, was $.61 for the second quarter of 2001 and $.73 for the second quarter of 2000. Excluding the impact of currency exchange rates, net income per common share, assuming dilution, would have been approximately $.01 higher for the second quarter of 2001.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

                                                                        Three Months Ended
                                                                 ----------------------------------
(In millions)                                                    June 30, 2001         July 1, 2000
---------------------------------------------------------------------------------------------------

Net sales                                                               $544.9               $541.6

Income from operations before interest and taxes                          46.5                 57.4
----------------------------------------------------------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the second quarter of 2001 compared to the same period last year. Sales increased domestically due to the acquisition of Dunsirn and volume growth in the core U.S. roll materials business, offset by the effects of the continued slowdown in the North American economy. Sales decreased internationally, primarily as a result of the negative impact of foreign currency rates and the continued slowdown in the Company's more industrially-oriented graphics and specialty tape businesses impacted by economic weakness in Europe. The segment reported a decrease in income primarily due to the economic slowdown, which has impacted sales across most of the segment's domestic and international businesses, integration costs associated with the Dunsirn acquisition, reduced leverage of fixed costs and a more competitive pricing environment.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations: For the Quarter (continued)
--------------------------------------------------

Consumer and Converted Products:

                                                                       Three Months Ended
                                                               ----------------------------------
(In millions)                                                  June 30, 2001         July 1, 2000
-------------------------------------------------------------------------------------------------
Net sales                                                             $449.5               $478.2

Income from operations before interest and taxes                        64.2                 74.8
--------------------------------------------------------------------------------------------------

The Consumer and Converted Products segment reported a decrease in sales for the second quarter of 2001 compared to the same period last year. Sales in the U.S. operations were impacted by sales declines in the office products businesses, primarily due to inventory reduction by one of the Company's major customers and weaker back-to-school orders. Domestic converting businesses were negatively impacted by a weak retail environment and the continued effects of the soft economy on the segment's more industrially-oriented businesses. Sales in the international operations decreased primarily due to the negative impact of foreign currency exchange rates and the economic slowdown impacting the Company's industrially-oriented businesses in Europe. The segment reported a decrease in income for the second quarter of 2001 compared to the same period last year, primarily due to the overall decline in sales.

Results of Operations: Six Months Year-To-Date
----------------------------------------------

Sales for the first six months of 2001 were $1.92 billion compared to $1.96 billion in the corresponding period of 2000. Excluding the impact of currency, sales grew .9 percent. Acquisitions contributed approximately $48.9 million in sales for the first six months of 2001.

Gross profit margin for the first six months decreased to 32.8 percent compared to 34.6 percent for the first six months of 2000. The decline was primarily due to adverse product mix and slower volume growth, as well as lower gross profit margins of recently acquired businesses.

Marketing, general and administrative expense, as a percent of sales, for the first six months improved to 21.7 percent compared to 22.1 percent for the first six months of 2000. The improvement was primarily due to spending controls.

Interest expense increased to $27.3 million for the first six months compared to $26.9 million for the first six months of 2000, primarily reflecting increased debt to fund acquisitions. This increase was partially offset by lower interest rates.

Income before taxes, as a percent of sales, was 9.7 percent compared to 11.1 percent for 2000. The decrease reflects the lower gross profit margin. The year-to-date effective tax rate decreased to 33.5 percent for 2001 from 34.4 percent for 2000 primarily due to a more favorable geographic mix of income.

Net income totaled $123.4 million compared to $143 million in the first six months of 2000. Net income, as a percent of sales, was 6.4 percent for the first six months of 2001 and 7.3 percent for the same period last year.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations: Six Months Year-To-Date (continued)
----------------------------------------------------------

Net income per common share for the first six months was $1.26 compared to $1.45 for the same period last year. Net income per common share, assuming dilution, was $1.25 for the first six months of 2001 and $1.42 for the first six months of 2000. Excluding the impact of currency exchange rates, net income per common share, assuming dilution, would have been approximately $.03 higher for the first six months of 2001.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

                                                                         Six Months Ended
                                                                ----------------------------------
(In millions)                                                   June 30, 2001         July 1, 2000
--------------------------------------------------------------------------------------------------
Net sales                                                            $1,091.6             $1,075.7

Income from operations before interest and taxes                         92.3                119.9
--------------------------------------------------------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the first six months of 2001 compared to the same period last year, primarily as a result of acquisitions and international growth. Sales declined domestically due to the slowdown in the North American economy, and the resulting impact on volume in the roll materials, graphics and specialty tapes businesses. These declines were partially offset by the Dunsirn acquisition. Sales increased internationally, primarily as a result of the Adespan acquisition in 2000 and unit volume growth in Asia, Latin America and Europe. This increase was partially offset by the negative impact of foreign currency rates and a slowdown in certain European markets served by the Company's graphics and specialty tapes businesses. The segment reported a decrease in income primarily due to the economic slowdown which has impacted sales across most of the segment's domestic and international businesses, integration costs associated with the Dunsirn acquisition, reduced leverage of fixed costs, the negative impact of foreign currency exchange rates and a more competitive pricing environment.

Consumer and Converted Products:

                                                                         Six Months Ended
                                                                ----------------------------------
(In millions)                                                   June 30, 2001         July 1, 2000
--------------------------------------------------------------------------------------------------
Net sales                                                              $900.3               $936.0

Income from operations before interest and taxes                        135.1                140.5
--------------------------------------------------------------------------------------------------

The Consumer and Converted Products segment reported a decrease in sales for the first six months of 2001 compared to the same period last year. Sales in the U.S. operations were impacted by several factors, including: the slowdown in the North American economy, particularly affecting the Company's industrial and automotive businesses, inventory reduction by a significant customer in the office products business, the closing of office product retail stores in the first quarter by the Company's customers, and weaker back-to-school orders in the second quarter. Sales in the international operations decreased primarily due to the negative impact of foreign currency exchange rates and the economic slowdown impacting the Company's more industrially-oriented businesses in Europe. The segment reported a decrease in income for the first six months of 2001 compared to the same period last year, primarily due to the overall decline in sales and the negative impact of foreign currency exchange rates.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financial Condition
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, increased to 8.7 percent for the quarter from 6.6 percent a year ago. This increase is due primarily to the increase in accounts receivable and a decrease in current liabilities. The average number of days sales outstanding in accounts receivable increased to 59 days compared to 56 days a year ago, reflecting longer payment terms associated with increased international sales and recent acquisitions.

Net cash flows provided by operating activities totaled $102.8 million for the first six months of 2001 and $170.4 million for the first half of 2000. The decrease in net cash flows provided by operating activities was primarily due to the decline in net income and unfavorable working capital changes. In addition to cash flows from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

Capital expenditures for the quarter were $28.9 million compared to $44.5 million a year ago. For the first six months of 2001, capital spending totaled $64.7 million compared to $77.3 million a year ago. Capital expenditures for 2001 are expected to be approximately $150 million, as compared to $198.3 million in 2000.

During the first six months of 2001, total debt increased $103.6 million to $930.8 million from year end 2000. The increase in debt was primarily due to the debt issuance to fund acquisitions and capital expenditures. Total debt to total capital was 51.2 percent as of the end of the second quarter of 2001 and 50 percent at year end 2000. In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH, a German office products supplier. The obligation is reported in the "Other Long-term obligation" line on the Condensed Consolidated Balance Sheet and is scheduled to be paid in 2004.

On February 1, 2001, the Company announced that it acquired Dunsirn Industries, Inc., a privately held company based in Wisconsin. Dunsirn Industries is a leading supplier of non-pressure sensitive materials to the narrow-web printing industry, as well as a provider of customized slitting and distribution services for roll materials manufacturers. The Dunsirn operation is included within the Company's Pressure-sensitive Adhesives and Materials segment. Sales in 2000 for Dunsirn Industries were approximately $68 million, including sales to the Company.

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

On July 3, 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to permit the issuance of up to $600 million in debt and equity securities. Proceeds from the shelf offering may be used for general corporate purposes, including repaying, redeeming or repurchasing existing debt, and for working capital, capital expenditures and acquisitions. No securities have been issued since the filing.

Shareholders' equity increased to $886.6 million from $828.1 million at year end 2000. During the first six months of 2001, the Company purchased approximately 142,000 shares of common stock at a cost of $8.2 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, decreased by $80.1 million to $619.8 million from year end 2000. Dividends paid for the first six months of 2001 totaled $66.1 million compared to $60.6 million a year ago.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Recent Accounting Requirements
------------------------------

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The adoption of this new standard in the second quarter of 2001 did not have a material effect on the Company's financial results.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." This Statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Statement also requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement will be effective at the beginning of fiscal 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The Statement also provides specific guidance on testing goodwill and intangible assets for impairment. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) goodwill will be tested for impairment at least annually at the reporting unit level, (iii) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (iv) intangible assets with finite lives will be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 will immediately be subject to the provisions of this Statement. All provisions of this Statement will be effective at the beginning of fiscal 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

The Company is currently reviewing the requirements of Emerging Issues Task Force Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This Statement addresses whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or cost. This Statement would have no effect on the Company's net income or financial position.

Outlook
-------

The Company's results for the first six months of 2001 reflect the continued slowdown in the North American economy and weakness in international markets. This slowdown has affected sales volume for both segments and is expected to continue to do so if these economic conditions continue. The Company is uncertain with respect to the outlook in European markets. A continued European economic slowdown would continue to negatively impact the Company's results.

International operations, principally in Western Europe, constitute a significant portion of the Company's business. The Company is exposed to foreign currency exchange rate risk, and changes to foreign exchange rates will impact the Company's financial results.

The Company is focused on driving down costs in an uncertain global economic environment and believes it is well positioned to resume strong growth once economic conditions improve. The Company has reduced costs and expects to continue to benefit from the implementation of productivity improvement initiatives.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Safe Harbor Statement
---------------------

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as "anticipate," "assume," "believe," "estimate," "expect," "plan," "project," "will," and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful market acceptance of new products, price and availability of raw materials, impact of competitive products and pricing, business mix shift, successful integration of new acquisitions, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), the euro conversion, legal proceedings, fluctuations in foreign exchange rates and other risks associated with foreign operations, changes in economic or political conditions, and other factors.

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

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 30, 2000.

                          PART II.  OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES

ITEM 1.
-------

There are no material changes in the information provided in Item 3 of the Company's Form 10-K for the fiscal year ended December 30, 2000.


ITEMS 2, 3, 4 and 5.
--------------------

Not Applicable


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a.  Exhibit 12: Computation of Ratio of Earnings to Fixed Charges

b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended June 30, 2001.

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


                                             AVERY DENNISON CORPORATION
                                             --------------------------
                                             (Registrant)




                                             /s/ Daniel R. O'Bryant
                                             -----------------------------------
                                             Daniel R. O'Bryant
                                             Senior Vice President, Finance, and
                                             Chief Financial Officer
                                             (Principal Financial Officer)




                                             /s/ Thomas E. Miller
                                             -----------------------------------
                                             Thomas E. Miller
                                             Vice President and Controller
                                             (Chief Accounting Officer)



                                             August 14, 2001