Form 10-Q
period 2001-09-29
AVERY DENNISON CORPORATION
filed 2001-11-13
CIK 8818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 29, 2001

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

   Number of shares of $1 par value common stock outstanding as of October 27,
                               2001: 109,891,031

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
-------------------------------------------

Financial Statements:

     Condensed Consolidated Balance Sheet
         September 29, 2001 and December 30, 2000                                                                            3

     Consolidated Statement of Income
         Three and Nine Months Ended September 29, 2001 and September 30, 2000                                               4

     Condensed Consolidated Statement of Cash Flows
         Nine Months Ended September 29, 2001 and September 30, 2000                                                         5

     Notes to Consolidated Financial Statements                                                                              6

Management's Discussion and Analysis of Results of Operations and Financial Condition                                       13

Quantitative and Qualitative Disclosures About Market Risk                                                                  20


Part II. Other Information:
---------------------------

Exhibits and Reports on Form 8-K                                                                                            21

Signatures                                                                                                                  22

                      PART I. ITEM 1. FINANCIAL INFORMATION
                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (Unaudited)

                                                                               September 29, 2001           December 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $                17.5       $                 11.4
    Trade accounts receivable, net                                                           616.4                        580.5
    Inventories, net                                                                         292.4                        271.5
    Other receivables                                                                         37.1                         29.3
    Prepaid expenses                                                                          28.0                         25.2
    Deferred tax assets                                                                       64.2                         64.5
--------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                               1,055.6                        982.4

Property, plant and equipment, at cost                                                     2,055.2                      2,011.8
Accumulated depreciation                                                                     977.8                        932.8
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           1,077.4                      1,079.0

Intangibles resulting from business acquisitions, net                                        426.1                        394.3
Other assets                                                                                 296.0                        243.4
--------------------------------------------------------------------------------------------------------------------------------
                                                                             $             2,855.1       $              2,699.1
================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term debt and current portion of long-term debt                    $               187.9       $                 54.3
    Accounts payable                                                                         350.0                        326.4
    Other current liabilities                                                                394.5                        420.0
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                            932.4                        800.7
Long-term debt                                                                               701.7                        772.9
Deferred taxes and other long-term liabilities                                               215.3                        223.5
Other long-term obligation                                                                    75.4                         73.9
Shareholders' equity:
    Common stock - $1 par value; authorized - 400,000,000 shares; issued -
        124,126,624 shares at September 29, 2001 and
        December 30, 2000                                                                    124.1                        124.1
    Capital in excess of par value                                                           601.0                        692.0
    Retained earnings                                                                      1,534.3                      1,448.3
    Cost of unallocated ESOP shares                                                          (15.3)                       (15.3)
    Employee stock benefit trusts, 12,110,140 shares at September
        29, 2001 and 12,758,017 shares at December 30, 2000                                 (572.6)                      (699.9)
    Treasury stock at cost, 14,234,435 shares at September
        29, 2001 and 13,881,533 shares at December 30, 2000                                 (633.4)                      (615.7)
    Accumulated other comprehensive loss                                                    (107.8)                      (105.4)
--------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                           930.3                        828.1
--------------------------------------------------------------------------------------------------------------------------------

                                                                             $             2,855.1       $              2,699.1
================================================================================================================================

                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                       Three Months Ended                           Nine Months Ended
                                            ----------------------------------------------------------------------------------------

                                            September 29, 2001    September 30, 2000      September 29, 2001      September 30, 2000
                                            ----------------------------------------------------------------------------------------
Net sales                                        $  966.7            $  1,001.7              $   2,890.7             $   2,960.4

Cost of products sold                               653.9                 661.4                  1,947.1                 1,942.3
------------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                    312.8                 340.3                    943.6                 1,018.1

Marketing, general and administrative
    expense                                         209.6                 215.8                    627.2                   648.7

Interest expense                                     12.4                  14.2                     39.7                    41.1
------------------------------------------------------------------------------------------------------------------------------------
    Income before taxes                              90.8                 110.3                    276.7                   328.3

Taxes on income                                      29.1                  37.3                     91.4                   112.3
------------------------------------------------------------------------------------------------------------------------------------
    Income before accounting change                  61.7                  73.0                    185.3                   216.0

Cumulative effect of accounting change,
   net of tax                                          --                    --                      (.2)                     --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                       $   61.7            $     73.0              $     185.1             $     216.0
====================================================================================================================================

Per share amounts:

Net income per common share:

    Before accounting change                     $    .63            $      .74              $      1.89             $      2.19

    Cumulative effect of accounting
    change                                             --                    --                       --                      --
------------------------------------------------------------------------------------------------------------------------------------
Net income per common share                      $    .63            $      .74              $      1.89             $      2.19
====================================================================================================================================
Net income per common share, assuming dilution:

    Before accounting change                     $    .63            $      .73              $      1.88             $      2.16

    Cumulative effect of accounting
    change                                             --                    --                       --                      --
------------------------------------------------------------------------------------------------------------------------------------
Net income per common share, assuming            $    .63            $      .73               $     1.88             $      2.16
dilution
====================================================================================================================================
Dividends                                        $    .30            $      .27               $      .90             $       .81
====================================================================================================================================
Average shares outstanding:

Common shares                                        97.9                  98.1                     97.8                    98.5

Common shares, assuming dilution                     98.6                  99.4                     98.6                   100.2


                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                  ----------------------------------------------
                                                                                  September 29, 2001          September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
---------------------                                                                  $      185.1                $    216.0
Net income
Adjustments to reconcile net income to net cash provided by operating
    activities:                                                                                93.1                      94.6
      Depreciation                                                                             23.9                      23.0
      Amortization                                                                              1.9                       7.4
      Deferred taxes
      Changes in assets and liabilities, net of the effect of foreign
         currency translation, business divestitures and acquisitions                         (59.6)                    (48.4)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     244.4                     292.6
--------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
---------------------
Purchase of property, plant and equipment                                                     (96.6)                   (120.2)
Acquisitions, net of miscellaneous proceeds from sale of assets                               (52.9)                    (75.2)
Other                                                                                         (56.2)                    (36.0)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (205.7)                   (231.4)
--------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
---------------------
Net increase in short-term debt                                                                 61.0                      96.6
Net (decrease) increase in long-term debt                                                       (1.2)                     38.2
Dividends paid                                                                                 (99.1)                    (90.6)
Purchase of treasury stock                                                                     (17.8)                   (120.8)
Proceeds from exercise of stock options                                                         14.6                      15.6
Other                                                                                            9.9                       1.3
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                          (32.6)                    (59.7)
--------------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on cash balances                                            -                       (.7)
--------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                            6.1                        .8
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                  11.4                       6.9
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $        17.5                $      7.7
================================================================================================================================


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

     The third quarters of 2001 and 2000 consisted of thirteen-week periods ending September 29, 2001 and September 30, 2000, respectively. The interim results of operations are not necessarily indicative of future financial results.

2.   Net Income Per Share

     Net income per common share amounts were computed as follows:

                                                                     Three Months Ended                Nine Months Ended
                                                              --------------------------------------------------------------
                                                                  September      September      September      September
     (In millions, except per share amounts)                      29, 2001       30, 2000       29, 2001       30, 2000
     -----------------------------------------------------------------------------------------------------------------------
     (A)  Net income available to common shareholders         $          61.7   $     73.0     $     185.1   $       216.0
     -----------------------------------------------------------------------------------------------------------------------
     (B)  Weighted average number of  common shares
          outstanding                                                    97.9         98.1            97.8            98.5

          Additional common shares issuable under employee
          stock options using the treasury stock method                    .7          1.3              .8             1.7
     -----------------------------------------------------------------------------------------------------------------------
     (C)  Weighted average number of common shares
          outstanding assuming the exercise of stock options             98.6         99.4            98.6           100.2
     =======================================================================================================================

     Net income per common share (A) / (B)                    $           .63   $      .74     $      1.89   $        2.19
     =======================================================================================================================
     Net income per common share, assuming
     dilution (A) / (C)                                       $           .63   $      .73     $      1.88   $        2.16
     =======================================================================================================================

3.   Comprehensive Income

     Comprehensive income includes net income, foreign currency translation adjustments and the effective portion of gains or losses on cash flow hedges that are currently presented as a component of shareholders' equity. The Company's total comprehensive income for the three and nine months ended September 29, 2001 was $79.5 million and $182.7 million, respectively. For the three and nine months ended September 30, 2000, total comprehensive income was $46.4 million and $161.4 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 4.   Foreign Currency Translation

      Translation of financial statements of subsidiaries operating in hyperinflationary economies and transactions in foreign currencies resulted in losses of $.6 million and $.4 million, respectively, during the three and nine months ended September 29, 2001. For the three and nine months ended September 30, 2000, the Company recorded losses of $.3 million and $1.5 million, respectively. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 2001 and 2000.

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

      On the date that the Company enters into a derivative contract, it determines whether the derivatives will be designated as a hedge. Those derivatives not designated as hedges are recorded on the balance sheet at fair value, with changes in the fair value recognized currently in earnings. Those derivatives designated as hedges are classified as either
      (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge) or (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). The Company does not hold or purchase any foreign currency or interest rate contracts for trading purposes.

      The Company assesses, both at the inception of the hedge and on an ongoing basis, whether hedges are highly effective. If it is determined that a hedge is not highly effective, the Company prospectively discontinues hedge accounting. For cash flow hedges, the effective portion of the related gains and losses are recorded as a component of other comprehensive income, and the ineffective portion is reported currently in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transaction is consummated. In the event that the anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the instrument in earnings currently. Changes in fair value hedges are recognized currently in earnings. Changes in the fair values of underlying hedged items (such as unrecognized firm commitments) are also recognized currently in earnings and offset the changes in the fair value of the derivative.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 5.   Financial Instruments (continued)

      During the three and nine months ended September 29, 2001 changes in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges were not significant. Amounts the Company expects to reclassify from other comprehensive income to earnings during the fiscal year ending December 29, 2001 are not expected to be significant.

      For purposes of this footnote, the terms "cash flow hedge," "derivative instrument," "fair value," "fair value hedge," "financial instrument," "firm commitment," and "highly effective" are used as these terms are defined in SFAS No. 133, as amended.

 6.   Inventories

      Inventories consisted of:


      (In millions)                    September 29, 2001    December 30, 2000
      --------------------------------------------------------------------------
      Raw materials                      $        100.0        $        85.8

      Work-in-progress                             70.0                 67.1

      Finished goods                              142.5                139.9

      LIFO adjustment                             (20.1)               (21.3)
      --------------------------------------------------------------------------
                                         $        292.4        $       271.5
      ==========================================================================

 7.   Business Acquisitions

      During the first quarter of 2001, the Company acquired two companies for approximately $59 million. The acquisitions represent additions to the Company's materials and office products operations and were accounted for using the purchase method of accounting. Operating results have been included in the consolidated financial statements since acquisition, and the assets and liabilities of the entities have been recorded at fair value. The excess of the purchase price over the fair value of net assets acquired is approximately $38.6 million and is being amortized over its expected useful life. These businesses are not significant in relation to the consolidated financial position and results of operations for the Company.

      Accumulated amortization of intangible assets at September 29, 2001 and December 30, 2000 was $99.8 million and $83.4 million, respectively.

 8.   Research and Development

      Research and development expense for the three and nine months ended September 29, 2001 was $16.6 million and $51.9 million, respectively. For the three and six months ended September 30, 2000, research and development expense was $17.7 million and $51.7 million, respectively.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 9.   Contingencies

      The Company has been designated by the U.S. Environmental Protection Agency (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at 9 waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to one of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  Segment Information

     Financial information by reportable operating segment is set forth below:

                                                           Three Months Ended                      Nine Months Ended
                                                  ----------------------------------------------------------------------------------
     (In millions)                                     September        September            September          September
                                                       29, 2001         30, 2000             29, 2001           30, 2000
     -------------------------------------------------------------------------------------------------------------------------------
     Net sales:

     Pressure-sensitive Adhesives and Materials   $         549.2     $       536.3       $       1,647.9     $     1,612.0

     Consumer and Converted Products                        460.5             486.8               1,352.1           1,412.7

     Intersegment/(1)/                                      (47.4)            (34.5)               (129.8)           (102.2)

     Divested operations                                      4.4              13.1                  20.5              37.9
     -------------------------------------------------------------------------------------------------------------------------------
     Net sales                                    $         966.7     $     1,001.7       $       2,890.7     $     2,960.4
     ===============================================================================================================================

     Income (loss) from operations before
        interest and taxes:

     Pressure-sensitive Adhesives and Materials   $          47.4     $        52.8       $         139.7     $       172.7

     Consumer and Converted Products                         62.6              79.7                 197.0             219.4

     Corporate administrative and research and
        development expenses                                 (6.9)             (7.3)                (18.8)            (20.7)

     Divested operations                                       .1               (.7)                 (1.5)             (2.0)
     -------------------------------------------------------------------------------------------------------------------------------
                                                            103.2             124.5                 316.4             369.4

     Interest expense                                       (12.4)            (14.2)                (39.7)            (41.1)
     -------------------------------------------------------------------------------------------------------------------------------
     Income before taxes                           $         90.8     $       110.3       $         276.7     $       328.3
     ===============================================================================================================================

     /(1)/Intersegment sales primarily represent sales from Pressure-sensitive
          Adhesives and Materials to Consumer and Converted Products.

11.   Recent Accounting Requirements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." This Statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Statement also requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement will be effective at the beginning of fiscal 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.   Recent Accounting Requirements (continued)

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

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective at the beginning of fiscal 2003. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective at the beginning of fiscal 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

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

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.   Pending Acquisition

      On September 7, 2001, the Company announced an agreement to acquire the Jackstadt GmbH pressure-sensitive adhesive materials business. Jackstadt is a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstadt, with consolidated revenues of approximately $400 million in 2000, has a global customer base and generates approximately 80 percent of its sales outside of Germany. The transaction is subject to a number of closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2001 or early 2002.

13.   Subsequent Event

      In October 2001, the Board of Directors amended the bylaws of the Company to increase the size of the board from 12 to 13 members.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter
--------------------------------------

Quarterly sales were $966.7 million, compared to third quarter 2000 sales of $1,001.7 million. Excluding the impact of currency, sales decreased 1.6 percent. The acquisitions of Dunsirn Industries and CD Stomper contributed $18.1 million in sales to the third quarter of 2001. The reduction in sales related to divested operations represented $8.7 million for the quarter.

Gross profit margin decreased to 32.4 percent for the quarter compared to 34 percent for the third quarter of 2000. The decline was primarily due to adverse product mix shift and slower volume growth, as well as lower gross profit margin of a recently acquired business.

Marketing, general and administrative expense, as a percent of sales, was 21.7 percent compared to 21.5 percent for the third quarter of 2000.

Interest expense decreased to $12.4 million for the quarter, compared to $14.2 million a year ago, primarily reflecting lower interest rates.

Income before taxes, as a percent of sales, was 9.4 percent compared to 11 percent a year ago. The decrease reflects lower gross profit margin. The effective tax rate decreased to 32 percent for the quarter compared to 33.8 percent for the third quarter of 2000, primarily due to a more favorable geographic mix of income and increased research and investment credits.

Net income totaled $61.7 million compared to $73.0 million in the third quarter of 2000. Net income, as a percent of sales, was 6.4 percent for the third quarter of 2001 and 7.3 percent for the same period last year.

Net income per common share for the quarter was $.63 compared to $.74 in the third quarter of 2000. Net income per common share, assuming dilution, was $.63 for the third quarter of 2001 and $.73 for the third quarter of 2000. Excluding the impact of currency exchange rates, net income per common share, assuming dilution, would have been approximately $.01 higher for the third quarter of 2001.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:                     Three Months Ended
                                                        ----------------------------------
(In millions)                                            September 29,      September 30,
                                                             2001                 2000
------------------------------------------------------------------------------------------
Net sales                                               $     549.2        $       536.3

Income from operations before interest and taxes               47.4                 52.8
------------------------------------------------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the third quarter of 2001 compared to the same period last year. Sales increased domestically due to the acquisition of Dunsirn and volume growth in the core U.S. roll materials business, which includes the benefit of new businesses obtained from the closure of a competitor's plant and a new supply agreement with a company that decided to outsource its manufacturing of certain roll label materials. The sales increase was partially offset by the effects of the continued slowdown in the North American economy and its effect on the graphics and specialty tapes businesses. Excluding currency, sales increased internationally compared to the same period last year. Volume growth in the roll materials business in Asia and Europe was offset by declines in Latin America, the negative impact of foreign currency exchange rates and the continued slowdown in the Company's graphics business. The segment reported a decrease in income primarily due to the economic slowdown, which has impacted sales across most of the segment's domestic and international businesses,

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter (continued)
--------------------------------------------------

reduced leverage of fixed costs, adverse product mix shift, a more competitive pricing environment and one-time costs associated with the start-up of a new coater facility in the U.S.

Consumer and Converted Products:                                Three Months Ended
                                                          ------------------------------

(In millions)                                              September 29,    September 30,
                                                              2001             2000
----------------------------------------------------------------------------------------
Net sales                                                   $  460.5         $  486.8

Income from operations before interest and taxes                62.6             79.7
----------------------------------------------------------------------------------------

The Consumer and Converted Products segment reported a decrease in sales for the third quarter of 2001 compared to the same period last year. Sales in the U.S. operations were impacted by sales volume declines in the office products and converting businesses. Sales of Avery-brand products by the office superstores were below prior year levels, which is consistent with the public announcements made by the Company's customers of their reduced in-store traffic following the events of September 11, and with a weaker back-to-school season. Domestic converting businesses were negatively impacted by a weak retail environment and the continued effects of the soft economy. Sales in the international operations decreased primarily due to the negative impact of foreign currency exchange rates and the economic slowdown impacting the Company's businesses in Europe. The segment reported a decrease in income for the third quarter of 2001 compared to the same period last year, primarily due to the overall decline in sales volume and an adverse shift in product mix.

Results of Operations: Nine Months Year-To-Date
-----------------------------------------------

Sales for the first nine months of 2001 were $2.89 billion compared to $2.96 billion in the corresponding period of 2000. Excluding the impact of currency, sales were comparable to the prior year. Acquisitions contributed approximately $66.8 million in sales for the first nine months of 2001. The reduction in sales related to divested operations represented $17.4 million for the first nine months.

Gross profit margin for the first nine months decreased to 32.6 percent compared to 34.4 percent for the first nine months of 2000. The decline was primarily due to adverse product mix and slower volume growth, as well as lower gross profit margin of a recently acquired business.

Marketing, general and administrative expense, as a percent of sales, for the first nine months improved to 21.7 percent compared to 21.9 percent for the first nine months of 2000. The improvement was primarily due to spending controls.

Interest expense decreased to $39.7 million for the first nine months compared to $41.1 million for the first nine months of 2000, primarily reflecting lower interest rates. This decrease was partially offset by increased debt to fund acquisitions.

Income before taxes, as a percent of sales, was 9.6 percent compared to 11.1 percent for 2000. The decrease reflects the lower gross profit margin. The year-to-date effective tax rate decreased to 33 percent for 2001 from 34.2 percent for 2000 primarily due to a more favorable geographic mix of income and increased research and investment credits. The Company expects the full year 2001 tax rate to be in the range of 32.5 percent to 33 percent.

Net income totaled $185.1 million compared to $216 million in the first nine months of 2000. Net income, as a percent of sales, was 6.4 percent for the first nine months of 2001 and 7.3 percent for the same period last year.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: Nine Months Year-To-Date (continued)
-----------------------------------------------------------

Net income per common share for the first nine months was $1.89 compared to $2.19 for the same period last year. Net income per common share, assuming dilution, was $1.88 for the first nine months of 2001 and $2.16 for the first nine months of 2000. Excluding the impact of currency exchange rates, net income per common share, assuming dilution, would have been approximately $.03 higher for the first nine months of 2001.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:                      Nine Months Ended
                                                          ------------------------------

(In millions)                                              September 29,    September 30,
                                                              2001             2000
----------------------------------------------------------------------------------------
Net sales                                                   $   1,647.9      $   1,612.0

Income from operations before interest and taxes                  139.7            172.7
----------------------------------------------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the first nine months of 2001 compared to the same period last year, primarily as a result of acquisitions and international growth. Sales declined domestically due to the slowdown in the North American economy, and the resulting impact on volume in the graphics and specialty tapes businesses. These declines were partially offset by the Dunsirn acquisition and the benefit of new businesses obtained from the closure of a competitor's plant and a new supply agreement with a company that decided to outsource its manufacturing of certain roll label materials. Sales increased internationally, primarily as a result of the Adespan acquisition in 2000 and unit volume growth in Europe and Asia. This increase was partially offset by the negative impact of foreign currency rates, a slowdown in certain European markets served by the Company's graphics and specialty tapes businesses, and sales declines in Latin America. The segment reported a decrease in income primarily due to the economic slowdown which has impacted sales across most of the segment's domestic and international businesses, integration costs associated with the Dunsirn acquisition, reduced leverage of fixed costs, the negative impact of foreign currency exchange rates, a more competitive pricing environment and one-time costs associated with the start-up of a new coater facility in the U.S.

Consumer and Converted Products:                                 Nine Months Ended
                                                          -------------------------------

(In millions)                                              September 29,    September 30,
                                                              2001             2000
----------------------------------------------------------------------------------------
Net sales                                                   $   1,352.1      $   1,412.7

Income from operations before interest and taxes                  197.0            219.4
----------------------------------------------------------------------------------------

The Consumer and Converted Products segment reported a decrease in sales for the first nine months of 2001 compared to the same period last year. Sales in the U.S. operations were impacted by several factors, including: the slowdown in the North American economy, particularly affecting the Company's industrial and automotive businesses, inventory reduction by a significant customer in the office products business, the consolidation of office product retail stores by the Company's customers, and a weak retail environment. Sales in the international operations decreased primarily due to the negative impact of foreign currency exchange rates and the economic slowdown impacting the Company's more industrially-oriented businesses in Europe. The segment reported a decrease in income for the first nine months of 2001 compared to the same period last year, primarily due to the overall decline in sales and the negative impact of foreign currency exchange rates.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition
-------------------

Average working capital, excluding short-term debt, as a percentage of sales, increased to 8 percent for the quarter from 6.1 percent a year ago. This increase is due primarily to the increase in cash and a decrease in accounts payable and other current liabilities. The average number of days sales outstanding in accounts receivable increased to 58 days compared to 56 days a year ago, reflecting longer payment terms associated with increased international sales and recent acquisitions.

Net cash flows provided by operating activities totaled $244.4 million for the first nine months of 2001 and $292.6 million for the first nine months of 2000. The decrease in net cash flows provided by operating activities was primarily due to the decline in net income and the decline in current liabilities. In addition to cash flows from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

Capital expenditures for the quarter were $31.9 million compared to $42.9 million a year ago. For the first nine months of 2001, capital spending totaled $96.6 million compared to $120.2 million a year ago. Capital expenditures for 2001 are expected to be approximately $150 million, as compared to $198.3 million in 2000. The Company expects the capital spending level in 2002 to be similar to 2001.

During the first nine months of 2001, total debt increased $62.4 million to $889.6 million from year end 2000. The increase in debt was primarily due to the debt issuance to fund acquisitions and capital expenditures. Total debt to total capital was 48.9 percent as of the end of the third quarter of 2001 and 50 percent at year end 2000. In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH, a German office products supplier. The obligation is reported in the "Other long-term obligation" line on the Condensed Consolidated Balance Sheet and is scheduled to be paid in 2004.

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

Shareholders' equity increased to $930.3 million from $828.1 million at year end 2000. During the first nine months of 2001, the Company purchased approximately 355,000 shares of common stock at a cost of $17.8 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, decreased by $127.3 million to $572.6 million from year end 2000. Dividends paid for the first nine months of 2001 totaled $99.1 million compared to $90.6 million a year ago.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Accounting Requirements
------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." This Statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Statement also requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement will be effective at the beginning of fiscal 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective at the beginning of fiscal 2003. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective at the beginning of fiscal 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pending Acquisition
-------------------

On September 7, 2001, the Company announced an agreement to acquire the Jackstadt GmbH pressure-sensitive adhesive materials business. Jackstadt is a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstadt, with consolidated revenues of approximately $400 million in 2000, has a global customer base and generates approximately 80 percent of its sales outside of Germany. The transaction is subject to a number of closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2001 or early 2002.

Subsequent Event
----------------

In October 2001, the Board of Directors amended the bylaws of the Company to increase the size of the board from 12 to 13 members.

Outlook
-------

The Company's results for the first nine months of 2001 reflect the challenging economic environment in the U.S. and international markets. The events of September 11, 2001 compounded the negative impact of the economic slowdown already experienced during the first half of the year. This slowdown has affected sales volume for both segments and is expected to continue if current national and global economic conditions continue.

The Company is focused on cost management efforts in an uncertain global economic environment and believes it is well positioned to resume previous growth trends once economic conditions improve. The Company has reduced costs and expects to continue to benefit from the implementation of productivity improvement initiatives. During the fourth quarter of 2001, the Company expects to divest some small non-core businesses and, in addition, plans on taking additional cost reduction actions. The net effect of both is not expected to have a significant impact on the Company's results of operations. In addition to driving down costs, the Company continues to pursue longer-term growth initiatives. These initiatives include the pending acquisition of Jackstadt, entry into new markets, development of new products and geographic expansion.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Safe Harbor Statement
---------------------

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as "anticipate," "assume," "believe," "estimate," "expect," "plan," "project," "will," and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful market acceptance of new products, price and availability of raw materials, impact of competitive products and pricing, business mix shift, successful integration of new acquisitions, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), the euro conversion, legal proceedings, fluctuations in foreign exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, and other factors.

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

ITEMS 2, 3, 4 and 5.
--------------------

Not Applicable

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a.  Exhibits:  3(ii)  Bylaws of Avery Dennison Corporation - amended and restated, October 25, 2001.

              12      Computation of Ratio of Earnings to Fixed Charges

b. Reports on Form 8-K: Registrant filed a current report on Form 8-K on September 7, 2001 with respect to a definitive agreement to acquire the pressure-sensitive adhesive materials business of Jackstadt GmbH. The transaction is subject to a number of closing conditions, including regulatory approvals.

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

                                           AVERY DENNISON CORPORATION
                                           --------------------------
                                            (Registrant)





                                           Daniel R. O'Bryant
                                           ----------------------------------
                                           Senior Vice President, Finance, and
                                           Chief Financial Officer
                                           (Principal Financial Officer)





                                           Thomas E. Miller
                                           -----------------------------------
                                           Vice President and Controller
                                           (Chief Accounting Officer)



                                           November 13, 2001