Form 10-K405
period 2001-12-29
AVERY DENNISON CORPORATION
filed 2002-03-04
CIK 8818

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 29, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates as of February 25, 2002 was approximately $6,161,846,457.

     Number of shares of common stock, $1 par value, outstanding as of February 25, 2002: 109,864,032.

     The following documents are incorporated by reference into the Parts of this report below indicated:

                              Document                                          Incorporated by reference into:
                              --------                                          ------------------------------
Annual Report to Shareholders for fiscal year ended
     December 29, 2001 (the "2001 Annual Report")......................                 Parts I, II
Definitive Proxy Statement for Annual Meeting of Stockholders to
     be held April 25, 2002 (the "2002 Proxy Statement")...............                Parts III, IV

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

     A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by mere press-on contact. It generally consists of four elements--a face material, which may include paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces, and which can also serve as the carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive, and the label or other face material is pressed or rolled into place.

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

     International operations, principally in Western Europe, constitute a significant portion of the Company's business. In addition, the Company is currently expanding its operations in Asia Pacific, Latin America and Eastern Europe. As of December 29, 2001, the Company manufactured and sold its products from approximately 200 manufacturing facilities and sales offices located in 42 countries, and employed a total of approximately 17,300 persons worldwide.

     On September 7, 2001, the Company announced an agreement to acquire the Jackstadt GmbH pressure-sensitive adhesive materials business. Jackstadt is a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstadt, with consolidated revenues of approximately $400 million in 2000, has a global customer base and generates approximately 80 percent of its sales outside of Germany. The transaction is subject to a number of closing conditions, including regulatory approvals. Completion of the acquisition had been delayed pending further review by the German Federal Cartel Office, which has raised specific issues with respect to market definition and market share in that country. The Company is responding to the concerns, but the timing and ultimate outcome of the final regulatory review remain uncertain. As of year end 2001, the Company had capitalized approximately $9 million for direct costs related to this pending acquisition. If these issues cannot be overcome, the proposed transaction may be renegotiated or terminated, in which case some or all of these costs may be expensed depending on the outcome of the regulatory review.

     The Company also recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involves cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company's operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset write-downs of $6.8 million. (see Item 7. Management's Discussion and Analysis, Results of Operations page 7).

     In the fourth quarter of 2001, the Company recorded a pretax charge of approximately $2.6 million related to the currency devaluation in Argentina. Operations in Argentina are not significant to the Company's financial results, and represented less than $25 million in sales in 2001. The majority of the Company's operations in Argentina are reported in the Pressure-sensitive Adhesives and Materials segment.

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

     Except as set forth below, no material part of the Company's business is dependent upon a single customer or a few customers. However, sales and related accounts receivable of the Company's U.S. consumer products business are concentrated in a small number of major customers, principally discount office products superstores and distributors (see Note 4 of Notes to Consolidated Financial Statements on page 41 of the 2001 Annual Report, which is incorporated by reference). United States export sales are not a significant part of the Company's business. Backlogs are not considered material in the industries in which the Company competes.

Pressure-sensitive Adhesives and Materials Segment

     The Pressure-sensitive Adhesives and Materials segment manufactures and sells Fasson- and Avery Dennison-brand pressure-sensitive base materials, specialty tapes, graphic films, reflective highway safety products, and chemicals. Base materials consist primarily of papers, plastic films, metal foils and fabrics, which are primed and coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films for protection. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. Except for certain highway safety products, the business of this segment is generally not seasonal.

     Base material products, which consist of a wide range of pressure-sensitive coated papers, films and foils, are sold to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications. Other product offerings include paper and film stock for use in a variety of industrial, commercial and consumer applications. The Company also manufactures and sells proprietary film face stocks.

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

     In the first quarter of 2001, the Company acquired Dunsirn Industries, Inc., based in Wisconsin, a leading supplier of non-adhesive materials to the narrow web-printing industry as well as a provider of customized slitting and distributing services for roll pressure-sensitive materials manufacturers.

     In the fourth quarter of 2001, the Company sold its non-strategic specialty coatings business (see Item 7. Management's Discussion and Analysis, Results of Operations by Operating Segment under Pressure-sensitive Adhesives and Materials page 9).

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

Consumer and Converted Products Segment

     The Consumer and Converted Products segment manufactures and sells a wide range of Avery-brand consumer products, custom label products, high performance specialty films and labels, automotive applications and fasteners. The business of this segment is generally not seasonal, except for certain consumer products sold during the back-to-school season.

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

     The Company also manufactures and sells self-adhesive battery labels to battery manufacturers, and self-adhesive stamps to the U.S. and international postal services. The Company is an integrated supplier of adhesive coating, security printing and converting technologies for postage stamp production. Specialty automotive films products are used for interior and exterior vehicle finishes, striping decoration and identification. Other products include pressure-sensitive sheeted and die-cut papers and films, which are sold through distributors.

     In the first quarter of 2001, the Company acquired CD Stomper, a leading product line of CD and DVD labels, software and a label applicator, which expands the Company's presence and distribution channels for these label products.

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

Research and Development

     Many of the Company's current products are the result of its own research and development efforts. The Company expended $69.9 million, $67.8 million and $64.3 million, in 2001, 2000 and 1999, respectively, on research-related activities by operating units and the Avery Research Center (the "Research Center"), located in Pasadena, California. A substantial amount of the Company's research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to both of the Company's operating segments.

     The operating units' research efforts are directed primarily toward developing new products and processing operating techniques and improving product performance, often in close association with customers. The Research Center supports the operating units' patent and product development work, and focuses on research and development in new adhesives, materials and coating processes, as well as new product applications and ventures. Research and development generally focuses on projects affecting more than one operating segment in such areas as printing and coating technologies, and adhesive, release, coating and ink chemistries.

     The loss of the Company's individual patents or licenses would not be material to the business of the Company taken as a whole, nor to either one of the Company's operating segments. The Company's principal trademarks are Avery, Fasson and Avery Dennison. These trademarks are significant in the markets in which the Company's products compete.

Three-Year Summary of Segment Information

     The Business Segment Information and financial information by geographical areas of the Company's operations for the three years ended December 29, 2001, which appear in Note 11 of Notes to Consolidated Financial Statements on pages 46 and 47 of the 2001 Annual Report, are incorporated herein by reference.

Other Matters

     The raw materials used by the Company are primarily paper, plastic and chemicals, which are purchased from a variety of commercial and industrial sources and are subject to pricing fluctuations. Although from time to time shortages could occur, these raw materials are currently generally available.

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

     Efforts have been directed toward development of new adhesives and solvent-free adhesive processing systems. Emulsion, hot-melt adhesives or solventless silicone systems have been installed in the Company's facilities in Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; Quakertown, Pennsylvania; Rodange, Luxembourg; Turnhout, Belgium; Hazerswoude, The Netherlands; Cramlington, England; and Gotha, Germany as well as other plants in the United States, Argentina, Australia, Brazil, China, Colombia, France, Germany, India, Korea, and Thailand.

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

Item 2.  PROPERTIES

     At December 29, 2001, the Company operated approximately 34 principal manufacturing facilities in excess of 100,000 square feet and totaling approximately 5 million square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:

Pressure-sensitive Adhesives and Materials Segment

     Domestic--Peachtree City, Georgia; Greenfield, Fort Wayne, Lowell, and
          Schererville, Indiana; Chicopee, Massachusetts (2 facilities); Greensboro, North Carolina (2 facilities); Painesville and Fairport, Ohio; Quakertown, Pennsylvania; and Neenah, Wisconsin.

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

     All of the buildings comprising the facilities identified above were constructed after 1954, except parts of the Framingham, Massachusetts plant and office complex. All buildings owned or leased are well maintained and of sound construction, and are considered suitable and generally adequate for the Company's present needs. The Company plans to expand capacity and provide facilities to meet future increased demand as needed. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. The Company knows of no material defects in title to, or significant encumbrances on its properties except for certain mortgage liens.

Item 3.   LEGAL PROCEEDINGS

     The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency ("EPA") and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") for past and future cleanup costs at hazardous waste sites. The Company has been designated by the EPA and/or other responsible state agencies as a PRP at nine waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to one of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes that it is unlikely that final resolution of these matters will significantly impact the consolidated financial position and operations of the Company.

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

                                             EXECUTIVE OFFICERS OF THE REGISTRANT/(1)/

                                                  Served as
                                                  Executive                        Former Positions and
               Name                    Age      Officer since                      Offices with Registrant
               ----                    ---   -------------------   -----------------------------------------------------------------
Philip M. Neal.....................     61      January 1974         1990-1998     President and Chief Operating Officer
  Chairman and Chief
  Executive Officer                                                  1998-2000     President and Chief Executive Officer
  (also Director of Registrant)

Dean A. Scarborough................     46      August 1997          1997-1999     Group V.P., Fasson Roll North America and Europe
  President and Chief
  Operating Officer                                                  1999-2000     Group V.P., Fasson Roll Worldwide
  (also Director of Registrant)


Robert G. van Schoonenberg.........     55     December 1981         1997-2000     S.V.P., General Counsel and Secretary
  Executive Vice President,
  General Counsel and Secretary

Daniel R. O'Bryant.................     44      January 2001         1997-1999     General Manager, Business Forms Division, Fasson
  Senior Vice President, Finance                                                   Roll N.A.
  and Chief Financial Officer                                        1999-2000     V.P. and General Manager, Product Identification
                                                                                   Division, Fasson Roll N.A.
                                                                     2000-2001     V.P. and General Manager, Fasson Roll N.A.

Diane B. Dixon.....................     50     December 1985         1997-2000     V.P., Worldwide Communications and Advertising
  Senior Vice President,
  Worldwide Communications
  and Advertising

Robert M. Malchione/(2)/...........     44      August 2000          1997-2000     V.P., Boston Consulting Group
  Senior Vice President,
  Corporate Strategy and                                             2000-2001     S.V.P., Corporate Strategy
  Technology

Karyn E. Rodriguez.................     42       June 2001           1997-1999     Director, Corporate Finance and Investments
  Vice President and Treasurer
                                                                     1999-2001     Assistant Treasurer, Corporate Finance

Michael A. Skovran.................     43      January 2002         1997-1998     Director, Finance, Asia Pacific Group
  Vice President and Controller
                                                                     1998-2001     V.P., Finance, Worldwide Office Products

Christian A. Simcic................     45        May 2000           1997-2000     V.P. and Managing Director, Asia Pacific
  Group Vice President,
  Fasson Roll Worldwide

Timothy S. Clyde...................     39     February 2001         1997-1998     General Manager, Binders Office Products N.A.
  Group Vice President,
  Worldwide Office Products                                          1998-1999     General Manager, OF&P Division, Office Products
                                                                                   N.A.
                                                                     1999-2000     V.P. and General Manager OF&P Division, Office
                                                                                   Products N.A.
                                                                     2000-2001     V.P. and General Manager Office Products N.A.



                                    PART II

Item 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information called for by this item appears on page 52 of Registrant's 2001 Annual Report and is incorporated herein by reference.


__________________________
/(1)/     All officers are elected to serve a one-year term and until their successors are elected and qualify.
/(2)/     Business experience during past 5 years prior to service with
Registrant.

Item  6.  SELECTED FINANCIAL DATA

     Selected financial data for each of Registrant's last five fiscal years appears on pages 22 and 23 of Registrant's 2001 Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

(In millions)                                                                     2001              2000             1999
                                                                                --------          --------         --------
Net sales..............................................................         $3,803.3          $3,893.5         $3,768.2
Cost of products sold..................................................          2,563.1           2,561.3          2,486.8
                                                                                --------          --------         --------
Gross profit...........................................................          1,240.2           1,332.2          1,281.4
Marketing, general and administrative expense..........................            830.5             851.3            842.6
Other (income) and expense, net........................................              (.3)               --             65.0
                                                                                --------          --------         --------
Earnings before interest, taxes and accounting change..................         $  410.0          $  480.9         $  373.8

     Sales decreased 2.3 percent to $3.8 billion in 2001, compared to $3.89 billion in 2000. Excluding changes in foreign currency exchange rates, sales decreased .6 percent. In 2000, sales increased 3.3 percent over 1999 sales of $3.77 billion. Excluding the impact of currency, sales increased 7.4 percent in 2000. Acquisitions contributed $84.3 million and $97.1 million in sales during 2001 and 2000, respectively. Sales from operations which were divested by the end of 2001 were $48.5 million, $92.6 million and $92.3 million for 2001, 2000 and 1999, respectively.

     Gross profit margins for the years ended 2001, 2000 and 1999 were 32.6 percent, 34.2 percent and 34 percent, respectively. The decrease in 2001 was due to a negative change in business mix driven by lower sales in the higher-margin office products business and product mix shift within the roll materials business, as well as reduced leverage of fixed costs across most of the Company's businesses. The improvement in 2000 was due to manufacturing cost reductions and improved productivity related primarily to the 1999 cost reduction program and other productivity improvement programs.

     Marketing, general and administrative expense as a percent of sales was
21.8 percent in 2001, 21.9 percent in 2000 and 22.4 percent in 1999. The improvement in 2001 was due to reduced spending driven by weak economic conditions. Marketing, general and administrative expense was negatively impacted by a $2.6 million charge late in 2001 related to the currency devaluation in Argentina. The improvement in 2000 was due to increased sales and spending controls.

     In the fourth quarter of 2001, the Company sold its non-strategic specialty coatings business, reported within the Pressure-sensitive Adhesives and Materials segment. Cash proceeds and $11.5 million in notes and receivables were received as part of the sale, which resulted in a pretax gain of approximately $20.2 million. Net sales from this business were $26.7 million for ten months in 2001, $37.7 million in 2000 and $35.7 million in 1999.

     The Company also recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involves cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company's operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset write-downs of $6.8 million. The positions to be eliminated include approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represent cash paid or to be paid to employees terminated under the program. Asset write-downs represent non-cash charges required to reduce the carrying value of assets to be disposed of to net realizable value as of the planned date of disposal. At year end 2001, $11 million remained accrued for severance and related costs (included in "Accrued payroll and employee benefits") and $3.7 million remained accrued for asset write-downs (included in "Other accrued liabilities") in the Consolidated Balance Sheet. At the end of 2001, of the 400 positions under the actions, approximately 145 employees had left the Company. The Company expects to complete this cost reduction program in 2002. When fully implemented, the Company estimates annualized pretax savings of approximately $15 million.

     In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a pretax cost reduction charge of $65 million, or $.42 per diluted share on an after-tax basis. The cost reduction program involved the consolidation of manufacturing and distribution capacity in both of the Company's operating segments. The $65 million charge reflected the costs to close manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities. The cost reduction charge consisted of employee severance and related costs of $35.1 million and asset write-downs of $29.9 million. Severance and related costs represented cash paid to employees terminated under the program. Asset write-downs, principally related to equipment, represented non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal. During 2000, the Company completed the 1999 cost reduction program and utilized amounts accrued for purposes identified in the realignment plan. Cumulative pretax savings from the program were approximately $60 million in 2001.

     Interest expense for the years ended 2001, 2000 and 1999 was $50.2 million, $54.6 million and $43.4 million, respectively. The decrease in 2001 was due to lower interest rates. The increase in 2000 was primarily due to increased debt to fund acquisitions, capital expenditures and share repurchases.

     Income before taxes, as a percent of sales, was 9.5 percent in 2001, 10.9 percent in 2000 and 8.8 percent in 1999. The decrease in 2001 was primarily due to the lower gross profit margin. The improvement in 2000 reflects the benefits of manufacturing cost reductions (some of which were associated with the cost reduction charge recorded in 1999), improved profitability, and improvement in the marketing, general and administrative expense ratio as a percent of sales. The effective tax rate was 32.4 percent in 2001, 33.5 percent in 2000 and 34.8 percent in 1999. The decrease in 2001 reflects a more beneficial geographic mix of profits, utilization of various tax credits worldwide and both structural and operational changes that reduced taxes. The decrease in 2000 was primarily due to improved profitability in the emerging markets, which have more favorable tax rates. The Company estimates that the effective tax rate for 2002 will be in the range of 31 percent to 32 percent.

(In millions, except per share amounts)                                           2001             2000             1999
                                                                                  ------           ------           ------
Net income.............................................................           $243.2           $283.5           $215.4
Net income per common share............................................             2.49             2.88             2.17
Net income per common share, assuming dilution.........................             2.47             2.84             2.13

     Net income totaled $243.2 million in 2001, $283.5 million in 2000 and $215.4 million in 1999. Net income for 1999 included a $65 million pretax cost reduction charge. Net income for 2001 decreased 14.2 percent from 2000. Net income for 2000 increased 31.6 percent over 1999. Net income, as a percent of sales, was 6.4 percent, 7.3 percent and 5.7 percent in 2001, 2000 and 1999, respectively.

     Net income per common share was $2.49 in 2001 compared to $2.88 in 2000 and $2.17 in 1999. Net income per common share for 2001 decreased 13.5 percent from 2000. Net income per common share in 2000 increased 32.7 percent over 1999.

     Net income per common share, assuming dilution, was $2.47 in 2001 compared to $2.84 in 2000 and $2.13 in 1999. Net income per common share, assuming dilution, for 2001 decreased 13 percent from 2000. Net income per common share, assuming dilution, in 2000 increased 33.3 percent from 1999.


Results of Operations by Operating Segment

Pressure-sensitive Adhesives and Materials:

(In millions)                                                                     2001             2000             1999
                                                                                --------         --------         --------
Net sales..............................................................         $2,189.4         $2,136.4         $2,025.0
Income from operations before interest and taxes.......................            191.8            212.4            180.0

     The Pressure-sensitive Adhesives and Materials segment reported an increase in sales and a decrease in income for 2001 compared to 2000. Sales increased 2.5 percent to $2.19 billion in 2001, compared to $2.14 billion in 2000, driven by share gain in the U.S. and growth in international markets. Sales increased in the U.S. operations primarily due to the Dunsirn acquisition, the benefit of new business obtained from the closure of a competitor's plant and a new supply agreement with a company that decided to outsource its manufacturing of certain roll label materials. The domestic sales increase was partially offset by the slowdown in the North American economy, and the resulting negative impact on volume in the graphics and specialty tapes businesses. Sales increased internationally, primarily as a result of the Adespan acquisition in 2000 and unit volume growth in the roll materials business in Europe and Asia. This increase was partially offset by a slowdown in certain European markets served by the Company's graphics and specialty tapes businesses, sales declines in Latin America, and the negative impact of foreign currency rates.

     The segment's 2001 income decreased 9.7 percent to $191.8 million from 2000. Income for 2001 was impacted by three non-recurring items in the fourth quarter: a pretax gain of approximately $20.2 million on the sale of a non-strategic business in the U.S., a $7.6 million charge relating to cost reduction actions ($3.9 million in the U.S. operations and $3.7 million in the international operations), and a $2.3 million charge related to the currency devaluation in Argentina. Income in the U.S. and international operations also decreased due to the economic slowdown which has impacted sales across most of the segment's businesses. In addition, integration costs associated with the Dunsirn acquisition, reduced leverage of fixed costs, a more competitive pricing environment and one-time costs associated with the start-up of a new coater in the U.S. also contributed to the income reduction. Savings from cost reduction actions taken throughout the year, as well as from Six Sigma (an effort designed to improve productivity and quality, while reducing costs) partially offset the negative effects of these factors.

     In the fourth quarter of 2001, the Company sold its non-strategic specialty coatings business, reported within the Pressure-sensitive Adhesives and Materials segment. Cash proceeds and $11.5 million in notes and receivables were received as part of the sale, which resulted in a pretax gain of approximately $20.2 million. Net sales from this business were $26.7 million for ten months in 2001, $37.7 million in 2000 and $35.7 million in 1999.

     In the first quarter of 2001, the Company acquired Dunsirn Industries, Inc., a privately-held company based in Wisconsin. Dunsirn Industries is a leading supplier of non-adhesive materials to the narrow-web printing industry, as well as a provider of customized slitting and distribution services for roll pressure-sensitive materials manufacturers. Sales in 2000 for Dunsirn Industries were approximately $68 million, including sales to the Company. The excess of the cost-basis over the fair value of net tangible assets acquired was $21.1 million.

     The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for 2000 compared to 1999. Sales increased 5.5 percent to $2.14 billion in 2000, compared to $2.03 billion in 1999, driven primarily by growth in international markets and the acquisition of Stimsonite in the U.S., and offset by slow growth in the core domestic markets. Excluding changes in foreign currency exchange rates, sales increased 10.7 percent. The segment's 1999 income results include a pretax cost reduction charge of $25.1 million ($15.4 million in the U.S. operations and $9.7 million in the international operations). Increased sales in the U.S. operations were primarily driven by the acquisition of Stimsonite in the third quarter of 1999. Domestic sales growth was negatively impacted by the slowdown in the North American economy and by an increasingly competitive environment for the Company's roll materials business. The slowdown in the roll materials business began in the second quarter of 2000 and was initially driven by packaging and graphics changes planned by consumer product companies that buy labels from the Company's converting customers, as well as a general reduction of inventory levels at some retailers and consumer product companies that impacted demand for packaging labels. The slowdown in the North American economy also negatively impacted demand for products manufactured by the Company's graphics and specialty tapes businesses. Sales for the international operations increased as a result of strong volume growth in Asia, Latin America and Europe, as well as the acquisition of Adespan in Europe. Sales growth in Europe was partially offset by changes in foreign currency rates.

     The segment's 2000 income increased 18 percent to $212.4 million from 1999. Income from U.S. operations was negatively impacted by the slowdown in the North American economy and by an increasingly competitive environment for the Company's roll materials, graphics and specialty tapes businesses. The negative impact caused by the slowdown in the North American economy was partially offset by productivity improvements from Six Sigma and other cost reduction programs. Income from the international operations increased compared to 1999, excluding the 1999 cost reduction charge, primarily due to volume growth and improved profitability in the Asian and Latin American businesses. Income growth in the segment's European operations was more than offset by changes in foreign currency rates.

     In the first quarter of 2000, the Company acquired the Adespan pressure-sensitive materials operation of Panini S.p.A., a European printing and publishing company based in Italy. Adespan had sales of approximately $75 million in 1999. The excess of the cost-basis over the fair value of net tangible assets acquired was $24.1 million.

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

Consumer and Converted Products:

(In millions)                                                                       2001             2000             1999
                                                                                  --------         --------         --------
Net sales................................................................         $1,784.6         $1,898.3         $1,892.3
Income from operations before interest and taxes.........................            244.6            293.2            223.8

     The Consumer and Converted Products segment reported decreased sales and income for 2001 compared to 2000. Sales decreased 6 percent to $1.78 billion in 2001, compared to $1.9 billion in 2000. Sales in the U.S. operations were negatively impacted by several factors. The slowdown in the North American economy particularly affected the Company's office products business and the industrial and automotive business. Customer inventory reductions, consolidation of office product retail stores by the Company's customers and a weak retail environment also negatively impacted sales in 2001. Domestic sales for the office products business were also negatively impacted by several large purchases made by major customers late in the fourth quarter of 2000, which pulled sales that normally would have occurred in the first quarter of 2001. In addition, domestic sales growth was negatively impacted by decreased volume and an unfavorable product mix shift in the Company's converting businesses. Sales in international operations decreased primarily due to the negative impact of foreign currency exchange rates and the economic slowdown impacting some of the Company's businesses in Europe.

     The segment's 2001 income decreased 16.6 percent to $244.6 million. Income for 2001 was impacted by a $9.4 million charge relating to cost reduction actions ($5.4 million in the U.S. operations and $4 million in the international operations). In addition to the impact from the cost reduction charge, the segment's net income decreased compared to the prior year primarily due to the overall decline in sales. Cost reduction actions and productivity initiatives partially offset the negative impact of the sales decline.

     In the first quarter of 2001, the Company acquired CD Stomper, a leading product line of CD and DVD labels, software and a label applicator, from Stomp Inc., a software developer and manufacturer based in California. Sales in 2000 for the CD Stomper product line were approximately $20 million. The excess of the cost-basis over the fair value of net tangible assets acquired was $22.6 million.

     The Consumer and Converted Products segment reported increased sales and income for 2000 compared to 1999. Sales increased .3 percent to $1.9 billion in 2000 over 1999 sales of $1.89 billion. Excluding the impact of changes in foreign currency rates, sales increased 3.4 percent. The segment's 1999 income results include a pretax cost reduction charge of $37.6 million ($24.3 million in the U.S. operations and $13.3 million in the international operations). Increased sales in the U.S. operations were primarily driven by sales growth for Avery-brand office products. Domestic sales growth was negatively impacted by decreased volume and an unfavorable product mix shift in the Company's converting businesses. The converting businesses experienced a slowdown attributable to the slowing North American economy and customer actions to reduce inventory levels. Strong volume growth in international businesses, including the worldwide ticketing business in particular, was more than offset by the unfavorable changes in foreign currency rates. As a result, total sales from international operations decreased slightly compared to 1999.

     The segment's 2000 income increased 31 percent to $293.2 million from 1999. Income from U.S. operations increased in 2000 primarily due to sales growth in the office products business, as well as manufacturing cost reductions and improved productivity related to the 1999 cost reduction program. Income was partially impacted by decreased volume and an unfavorable product mix shift in the Company's converting businesses. Income from international operations increased compared to 1999, primarily due to growth in the worldwide ticketing business and improved profitability in the European and Asian office products businesses.

     In the first quarter of 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH (Zweckform), a German office products supplier. The Company's aggregate cost basis in this venture was financed through available cash resources of approximately $23 million and the assumption of an obligation as reported in the "Other long-term obligation" line on the Consolidated Balance Sheet. The obligation is guaranteed by a standby letter of credit and it is the intention of the Company to pay the entire obligation in 2004. The excess of the cost-basis over the fair value of net tangible assets acquired was $104.6 million.

Financial Condition

     Average working capital, excluding short-term debt, as a percent of sales was 7.9 percent in 2001, 6.4 percent in 2000 and 5 percent in 1999. The increase in 2001 reflects the increase in cash and the decrease in accounts payable and other accrued liabilities. The increase in 2000 reflects an increase in accounts receivable and average inventory and a decrease in current liabilities related to the 1999 cost reduction program. Average inventory turnover was 8.8 turns in 2001 and 2000, and 9.5 turns in 1999. The decrease in inventory turns in 2000 was primarily due to higher inventory levels associated with acquired companies, as well as a temporary increase in certain office products inventories to maintain service levels as production moved to new manufacturing facilities as a result of the 1999 cost reduction program. The average number of days sales outstanding in accounts receivable was 58 days in 2001, 56 days in 2000 and 52 days in 1999. The increase in 2001 reflects longer payment terms associated with increased international sales. The increase in 2000 reflects longer payment terms associated with increased international sales, acquisitions and some year end purchases by several of the Company's large office products customers.

     Several of the Company's largest domestic customers operate in a highly competitive retail business environment, which has been impacted by the slowing economy in North America. As of year end 2001 and 2000, approximately 23 percent and 26 percent, respectively, of trade accounts receivable were from nine of these domestic customers. The Company does not require its customers to provide collateral, but the financial position and operations of these customers are monitored on an ongoing basis. The Company may be exposed to losses in the event of nonpayment.

     The Company's "Other assets" balance increased during 2001 primarily due to increases in software and other deferred charges, an increase in the cash surrender value of corporate-owned life insurance contracts and capitalized costs related to a pending acquisition.

     Total debt increased $22.5 million to $849.7 million compared to year end 2000 primarily due to debt issuances to fund acquisitions and capital expenditures. Total debt to total capital decreased to 47.8 percent at year end 2001 compared to 50 percent at year end 2000. Long-term debt as a percent of total long-term capital decreased to 40.3 percent from 48.3 percent at year end 2000.

     Shareholders' equity increased to $929.4 million from $828.1 million at year end 2000. During 2001, the Company repurchased approximately 356,000 shares of the Company's common stock at a cost of $17.9 million. As of year end 2001, a cumulative 37.1 million shares of the Company's common stock had been repurchased since 1991 and 3.3 million shares remained available for repurchase under the Board of Directors' authorization. The market value of shares held in the employee stock benefit trust decreased by $25.4 million to $674.5 million from year end 2000, due to the effect of the change in the Company's share price and the issuance of shares under the Company's stock and incentive plans.

     Return on average shareholders' equity was 27.4 percent in 2001, 34.6 percent in 2000 and 27.1 percent in 1999. Return on average total capital for those three years was 16.2 percent, 19.6 percent and 17 percent, respectively. The decrease in these returns in 2001 was primarily due to the decrease in profitability. Increases in these returns for 2000 compared to 1999 was primarily due to an increase in profitability.

     The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency and state environmental agencies alleging that the Company is a potentially responsible party for past and future cleanup costs at hazardous waste sites. The Company has received requests for information, notices and/or claims with respect to nine waste sites in which the Company has no ownership interest. Litigation has been initiated by a governmental authority with respect to one of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. Environmental investigatory and remediation projects are also being undertaken on property presently owned by the Company. The Company has accrued liabilities for all sites where it is probable that a loss will be incurred and the minimum cost or amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessments and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes that it is unlikely that final resolution of these matters will significantly impact the consolidated financial position and operations of the Company.

Liquidity and Capital Resources

     Net cash flow from operating activities was $375.5 million in 2001, $409.9 million in 2000 and $426.9 million in 1999. The decrease in 2001 was primarily due to the decrease in net income. The decrease in 2000 was due to changes in working capital requirements.

     In addition to cash flow from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations. The Company finances its operations using commercial paper, bank lines of credit, callable commercial notes and long-term debt, including medium-term notes.

     The Company had $52.6 million of borrowings outstanding under short-term lines of credit with a weighted average interest rate of 8.3 percent at year end 2001. In December 2001, the Company issued $150 million of one-year callable commercial notes at a weighted average interest rate of 2.1 percent.

     As of December 29, 2001, the Company had additional available short-term lines of credit totaling $523.7 million. These available lines of credit included a 364-day revolving credit facility with five domestic banks to provide up to $200 million in borrowings through December 12, 2002. The Company may annually extend the revolving period and due date with the approval of the banks. Financing available under this agreement will be used as a commercial paper back-up facility and to finance other corporate requirements. There was no debt outstanding under this agreement as of year end 2001.

     The Company also has a revolving credit agreement with four domestic banks to provide up to $250 million in borrowings through July 1, 2006. The Company may annually extend the revolving period and due date with the approval of the banks. Financing available under this agreement will be used, as needed, as a commercial paper back-up facility and to finance other corporate requirements. There was no debt outstanding under this agreement as of year end 2001.

     The Company's long-term debt, including medium-term notes, was $626.7 million and $772.9 million at the end of 2001 and 2000, respectively. Maturities of long-term debt during the years 2002 through 2006 are $20.4 million (classified as current), $73 million, $85.7 million, $73 million and $235 million, respectively, with $160 million maturing thereafter.

     The Company had medium-term notes of $448 million at year end 2001 and 2000. Medium-term notes have maturities from 2002 through 2025 and accrue interest at fixed and floating rates. The Company issued $40 million of medium-term notes during 2000. The proceeds from this issuance were used to refinance short-term debt and for other general corporate purposes.

     The terms of various loan agreements in effect at year end require that the Company maintain specified ratios on consolidated debt and consolidated interest expense in relation to certain measures of income. Under the loan agreements, consolidated debt as a ratio to consolidated earnings before interest, taxes, depreciation and amortization may not exceed 3.5 to 1.0. The Company's ratio at year end 2001 was 1.5 to 1.0. Consolidated earnings before interest and taxes, as a ratio to consolidated interest may not be less than 3.5 to 1.0. The Company's ratio at year end 2001 was 8.2 to 1.0. Assets pledged as collateral and commitment fees relating to long-term financing arrangements are not significant.

     In the third quarter of 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to permit the issuance of up to $600 million in debt and equity securities. Proceeds from the shelf offering may be used for general corporate purposes, including repaying, redeeming or repurchasing existing debt, and for working capital, capital expenditures and acquisitions. No securities have been issued since the filing.

     Credit ratings are a significant factor in the Company's ability to raise short-term and long-term financing. When determining a credit rating, the rating agencies place significant weight on the Company's competitive position, consistency of cash flows, geographic dispersion and management team.

     The ratings assigned to the Company also impact the interest rates on its commercial paper and other borrowings. In the event of a ratings downgrade within the investment grade category, the Company expects to still have access to the commercial paper market and bank facilities, but would be impacted by higher interest costs. The Company believes that the likelihood of a downgrade to its debt rating is not high. Moody's Investors Service and Standard and Poor's issue ratings on the Company. Currently, these credit rating firms have assigned short-term ratings of A1/P1 and long-term ratings of A/A2 for the Company.

     In the first quarter of 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company's office products businesses in Europe with Zweckform, a German office products supplier. The Company's aggregate cost basis in this venture was financed through available cash resources of approximately $23 million and the assumption of an obligation as reported in the "Other long-term obligation" line on the Consolidated Balance Sheet. The obligation is guaranteed by a standby letter of credit and it is the intention of the Company to pay the entire obligation in 2004.

     The Company enters into operating leases primarily for office and warehouse space, electronic data processing and transportation equipment. The terms of these leases do not impose significant restrictions or unusual obligations. Minimum annual rental commitments on operating leases having initial or remaining noncancellable lease terms in excess of one year during the years 2002 through 2006 are $36.5 million, $30.5 million, $26.2 million, $21.5 million and $19 million, respectively, with $26.5 million in minimum commitments thereafter.

     The Company's obligations relating to debt and leases at year end 2001 were as follows:

(In millions)
----------------------------------------------------------------------------------------------------------------
                                                                      Payments Due by Period
                                                ----------------------------------------------------------------
Contractual Obligations                               Total    2002    2003    2004   2005    2006    Thereafter
----------------------------------------------------------------------------------------------------------------
Current portion of long-term debt                  $   20.4  $ 20.4       -       -      -       -             -
Short-term lines of credit                             52.6    52.6       -       -      -       -             -
Callable commercial notes                             150.0   150.0       -       -      -       -             -
Long-term debt                                        626.7       -  $ 73.0  $ 85.7  $73.0  $235.0        $160.0
Operating leases                                      160.2    36.5    30.5    26.2   21.5    19.0          26.5
Other long-term obligation                             74.6       -       -    74.6      -       -             -
----------------------------------------------------------------------------------------------------------------
Total contractual cash obligations                 $1,084.5  $259.5  $103.5  $186.5  $94.5  $254.0        $186.5
================================================================================================================

     The Company's committed credit availability at year end 2001 was as follows:

(In millions)
---------------------------------------------------------------------------------------------------------------------------
                                                 Total Amounts                   Amount of Commitment Expiration
                                                                    -------------------------------------------------------
                                                     Committed         2002         2003         2004       2005       2006
---------------------------------------------------------------------------------------------------------------------------
Lines of credit - committed, unused                     $450.0       $200.0            -            -          -     $250.0
Standby letters of credit outstanding:
     General                                              15.7         15.7            -            -          -          -
     Deferred compensation                               127.6            -            -        $23.8     $103.8          -
     Zweckform obligation                                 74.6            -            -         74.6          -          -
---------------------------------------------------------------------------------------------------------------------------
Total                                                   $667.9       $215.7            -        $98.4     $103.8     $250.0
===========================================================================================================================

     In addition, the Company had uncommitted lines of credit of approximately $126.3 million at year end 2001. The Company's uncommitted lines of credit do not have a commitment expiration date, and may be cancelled at any time by the Company or the banks.

     Capital expenditures were $135.4 million in 2001 and $198.3 million in 2000. Capital expenditures for 2002 are expected to be approximately $150 million.

     The annual dividend per share increased to $1.23 in 2001 from $1.11 in 2000 and $.99 in 1999. This was the 26th consecutive year the Company increased dividends per share.

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

     All translation gains and losses for operations in hyperinflationary economies were included in net income. Operations are treated as being in a hyperinflationary economy for accounting purposes, based on the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 2001, 2000 and 1999. These operations were not significant to the Company's consolidated financial position or results of operations.

Pending Acquisition

     On September 7, 2001, the Company announced an agreement to acquire the Jackstadt GmbH pressure-sensitive adhesive materials business. Jackstadt is a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstadt, with consolidated revenues of approximately $400 million in 2000, has a global customer base and generates approximately 80 percent of its sales outside of Germany. The transaction is subject to a number of closing conditions, including regulatory approvals. Completion of the acquisition had been delayed pending further review by the German Federal

Cartel Office, which has raised specific issues with respect to market definition and market share in that country. The Company is responding to the concerns, but the timing and ultimate outcome of the final regulatory review remain uncertain. As of year end 2001, the Company had capitalized approximately $9 million for direct costs related to this pending acquisition. If these issues cannot be overcome, the proposed transaction may be renegotiated or terminated, in which case some or all of these costs may be expensed depending on the outcome of the regulatory review.

Related Party Transactions

     From time to time, the Company enters into transactions in the normal course of business with related parties. The Company believes that such transactions are at arm's-length and for terms that would have been obtained from unaffiliated third parties. One of the Company's directors, Mr. Peter W. Mullin, is the chairman and chief executive officer and a director of MC Insurance Services, Inc. ("MC"), Mullin Insurance Services, Inc. ("MINC") and PWM Insurance Services, Inc. ("PWM"), executive compensation and benefit consultants and insurance agents. Mr. Mullin is also the largest stockholder of MC and the majority stockholder of MINC and PWM. During 2001, the Company paid insurance companies premiums for life insurance placed by MC, MINC and PWM in 2001 and prior years in connection with various Company employee benefit plans. In 2001, 2000 and 1999, MC, MINC and PWM earned commissions from such insurance companies in aggregate amounts of approximately $1.7 million, $1.6 million and $1 million, respectively, for the placement and renewal of this insurance. Mr. Mullin had direct and indirect interests related to these commissions of approximately $1 million in 2001 and 2000 and $.7 million in 1999. None of these transactions are significant to the financial position or results of operations of the Company.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts.

     Critical accounting policies are those that are important to the portrayal of the Company's financial condition and results, and which require management to make difficult, subjective and/or complex judgements. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include accounting for sales rebates, accounting for allowances for doubtful accounts and accounting for inventory reserves.

     Sales rebates and discounts are common practice in the industries in which the Company operates. Volume, promotional, price, cash and other discounts and customer incentives are accounted for as a reduction to gross sales. Rebates and discounts are estimated and recorded when sales of products are made. These rebates and discounts are adjusted, if necessary, when additional information becomes available.

     Management is required to make judgements, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: i) customer specific allowances; ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company's historical experience, for issues not yet identified.

     Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-progress or finished goods. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management uses estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory.

Future Accounting Requirements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." This Statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement will be effective in the first quarter of 2002. Upon adoption, the Company expects to separately state goodwill and intangible assets, which are currently shown on the Consolidated Balance Sheet as "Intangibles resulting from business acquisitions, net."

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that
(i) goodwill and indefinite-lived intangible assets will no longer be amortized,
(ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (v) intangible assets with finite lives will be amortized over their useful lives. The Statement provides specific guidance on testing goodwill and intangible assets for impairment, and requires that reporting units be identified for the purpose of assessing potential future impairments. Goodwill and intangible assets acquired after June 30, 2001 were subjected to the provisions of this Statement. All provisions of this Statement will be effective in the first quarter of 2002. Utilizing internal and external resources, the Company is in the process of adopting SFAS No. 142 and is identifying its reporting units and the amounts of goodwill, intangible assets, other assets and liabilities to be allocated to those reporting units.

     SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, companies have six months from the date of adoption to complete the first step. The Company expects to complete the first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of 2002. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the year. This process will be completed during the first quarter of 2002. The Company is in the process of completing these impairment tests for goodwill and other intangible assets and, based on current information, does not anticipate transitional impairment losses. The Company expects the adoption of SFAS No. 142 to benefit earnings per share, assuming dilution, by approximately $.13 compared to 2001.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB Opinion No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective in the first quarter of 2002. The adoption of this standard is not expected to have a significant impact on the Company's financial results.

     The Company is currently reviewing the requirements of Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives." This EITF consensus addresses the recognition, measurement, and income statement classification for sales incentives offered by a vendor without charge to a customer as a result of a single exchange transaction. The provisions of this consensus will be effective in the first quarter of 2002. The application of the consensus is not expected to have a significant impact on the Company's financial results.

     The Company is currently reviewing the requirements of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This EITF consensus addresses whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or cost. The provisions of this consensus will be effective in the first quarter of 2002. The application of the consensus is not expected to have a significant impact on the Company's financial results.

Outlook

     The Company's results for 2001 reflect the challenging economic environment in the U.S. and international markets. The events of September 11, 2001 compounded the negative impact of the economic slowdown already experienced during the first half of the year. This slowdown has affected sales volume and profitability for both segments and may continue if current national and global economic conditions continue. The Company's revenue and net income are impacted by both economic and market conditions.

     In the third and fourth quarters of 2001, the Company experienced positive sales trends in the Pressure-sensitive Adhesives and Materials segment that may continue during 2002. Encouraging volume trends were seen in certain core operations, including an improvement in the Fasson Roll materials business in North America during the second half of 2001, which resulted in stronger volume growth in the fourth quarter. Internationally, certain businesses, such as the pressure-sensitive business in Asia, continued to see volume growth. The Company currently has plans to open new facilities and expand its operations in Asia in the near future. The Company continued to experience weak sales trends, however, in the graphics and specialty tapes businesses.

     In 2001, sales for the Consumer and Converted Products segment were negatively impacted by inventory reductions among the Company's large office products customers, partially reflecting a slowdown in new retail store openings. Decreased sales for the segment were also due to the general economic weakness that impacted the Company's businesses serving automotive and other industrial markets, and later impacted office products and ticketing for retail apparel. Currently, the Company does not expect significant disruptions in sales due to inventory reductions in 2002.

     In the fourth quarter of 2001, the Company recorded a pretax charge of approximately $2.6 million related to the currency devaluation in Argentina.
The Argentine peso will no longer be pegged to the U.S. dollar on a one-to-one basis. Instead, the peso will be floated in the foreign exchange market, allowing for fluctuations in currency exchange rates with the U.S. dollar. Transactions denominated in U.S. dollars will now be subject to gains and losses from changes in currency exchange rates. Political, regulatory, economic and other business conditions in Argentina (including the country's current recession, availability of cash and consumer spending) are likely to negatively impact revenue and earnings in Argentina for 2002 compared to 2001. Operations in Argentina are not significant to the Company's financial results, and represented less than $25 million in sales in 2001. The majority of the Company's operations in Argentina are reported in the Pressure-sensitive Adhesives and Materials segment.

     Other international operations, principally in Western Europe, constitute a significant portion of the Company's business. The Company is exposed to foreign currency exchange rate risk, and changes to foreign exchange rates will impact the Company's financial results.

     Recent accounting pronouncements will also impact the Company's earnings in 2002. The Company expects the adoption of SFAS No. 142 to benefit earnings per share, assuming dilution, by approximately $.13 compared to 2001. Under this new accounting standard, the Company will no longer amortize goodwill or indefinite-lived intangible assets.

     In this uncertain global economic environment, the Company remains focused on cost management efforts and believes it is well-positioned to resume previous growth trends once economic conditions improve. While 2002 is expected to be another challenging year, the Company has reduced costs and expects to continue to benefit from the implementation of productivity improvement initiatives. In addition to driving down costs, the Company continues to pursue long-term growth initiatives. These initiatives include acquisitions, entry into new markets, development of new products and geographic expansion.

Safe Harbor Statement

     Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this annual report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as "anticipate," "assume," "believe," "estimate," "expect," "plan," "project," "will," and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are described in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001. Any forward-looking statements should be considered in light of the factors referred to in Exhibit 99, which are incorporated herein by reference.

     The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-sensitive Instruments and Risk Management

     The Company is exposed to the impact of interest rate and foreign currency exchange rate changes.

     The Company generally does not hold or purchase any foreign currency or interest rate contracts for trading purposes.

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

     The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company will periodically use interest rate contracts to manage net exposure to interest rate changes related to its borrowings. The Company had no significant interest rate contracts outstanding at year end 2001.

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

     The estimated maximum potential one-day loss in earnings for the Company's foreign exchange positions and contracts was $2.6 million at year end 2001.

Interest Rate Sensitivity

     An assumed 40 basis point move in interest rates (10 percent of the Company's weighted-average floating rate interest rate) affecting the Company's variable-rate borrowings would have had an immaterial effect on the Company's 2001 earnings.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is contained in Registrant's Consolidated Financial Statements and the Notes thereto appearing on pages 32 through 47, and in the Report of Independent Accountants on page 49 of Registrant's 2001 Annual Report and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors called for by this item is incorporated by reference from pages 2, 3 and 4 of the 2002 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in Part I of this report. The information concerning late filings under
Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 13 of the 2002 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by items 11, 12 and 13 is incorporated by reference from pages 5 through 19 of the 2002 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

     (b) Reports on Form 8-K: Registrant did not file any Reports on Form 8-K for the three months ended December 29, 2001.

     (c) Those Exhibits and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

     (d) Those financial statement schedules required by Regulation S-X which are excluded from Registrant's 2001 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

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

                                          Avery Dennison Corporation


                                          By   /s/ Daniel R. O'Bryant
                                            ----------------------------------
                                                 Daniel R. O'Bryant
                                                Senior Vice President, Finance
                                                  and Chief Financial Officer

Dated: February 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

              Signature                               Title                         Date
              ---------                               -----                         ----



       /s/ Philip M. Neal                 Chairman and Chief Executive       February 28, 2002
-------------------------------------        Officer, Director
          Philip M. Neal


       /s/ Dean A. Scarborough            President and Chief Operating      February 28, 2002
-------------------------------------        Officer, Director
          Dean A. Scarborough


       /s/ Daniel R. O'Bryant             Senior Vice President, Finance     February 28, 2002
-------------------------------------     and Chief Financial Officer
       Daniel R. O'Bryant                  (Principal Financial Officer)


       /s/ Michael A. Skovran             Vice President and Controller      February 28, 2002
-------------------------------------    (Principal Accounting Officer)
        Michael A. Skovran

              Signature                             Title                         Date
              ---------                             -----                         ----

       /s/  Dwight L. Allison, Jr.                 Director                 February 28, 2002
-------------------------------------
         Dwight L. Allison, Jr.

       /s/  John C. Argue                          Director                 February 28, 2002
-------------------------------------
         John C. Argue

       /s/  Joan T. Bok                            Director                 February 28, 2002
-------------------------------------
          Joan T. Bok

       /s/  Frank V. Cahouet                       Director                 February 28, 2002
-------------------------------------
          Frank V. Cahouet

       /s/ Richard M. Ferry                        Director                 February 28, 2002
-------------------------------------
        Richard M. Ferry

       /s/  Bruce E. Karatz                        Director                 February 28, 2002
-------------------------------------
          Bruce E. Karatz

       /s/  Kent Kresa                             Director                 February 28, 2002
-------------------------------------
            Kent Kresa

       /s/  Charles D. Miller                      Director                 February 28, 2002
-------------------------------------
        Charles D. Miller

       /s/  Peter W. Mullin                        Director                 February 28, 2002
-------------------------------------
         Peter W. Mullin

       /s/  Sidney R. Petersen                     Director                 February 28, 2002
-------------------------------------
        Sidney R. Petersen

       /s/  David E. I. Pyott                      Director                 February 28, 2002
-------------------------------------
         David E. I. Pyott

                          AVERY DENNISON CORPORATION

                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES


                                                                                           Reference (page)
                                                                                      ---------------------------
                                                                                          Form
                                                                                          10-K         Annual
                                                                                         Annual       Report to
                                                                                         Report      Shareholders
                                                                                      ------------   -------------
Data incorporated by reference from the attached portions of the 2001 Annual
     Report to Shareholders of Avery Dennison Corporation:
     Report of Independent Accountants.................................................       --             49
     Consolidated Balance Sheet at December 29, 2001 and December 30, 2000.............       --             32
     Consolidated Statement of Income for 2001, 2000 and 1999..........................       --             33
     Consolidated Statement of Shareholders' Equity for 2001, 2000 and 1999............       --             34
     Consolidated Statement of Cash Flows for 2001, 2000 and 1999......................       --             35
     Notes to Consolidated Financial Statements........................................       --          36-47

     Individual financial statements of 50% or less owned entities accounted for by the equity method have been omitted because, considered in the aggregate or as a single subsidiary, they do not constitute a significant subsidiary.

     With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, and certain information referred to in Items 1, 5 and 6, which information is included in the 2001 Annual Report and is incorporated herein by reference, the 2001 Annual Report is not to be deemed "filed" as part of this report.

Data submitted herewith:
     Report of Independent Accountants on Financial Statement Schedule.................      S-2            --
     Financial Statement Schedules (for 2001, 2000 and 1999):
          II--Valuation and Qualifying Accounts and Reserves...........................      S-3            --
     Consent of Independent Accountants................................................      S-4            --

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Avery Dennison Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 21, 2002 appearing in the 2001 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Los Angeles, California
January 21, 2002

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (In millions)

                                                                  Additions
                                                       --------------------------------
                                        Balance at      Charged to                                        Balance
                                         Beginning       Costs and         From          Deductions        at End
                                          of Year         Expenses      Acquisitions    From Reserves      of Year
                                       --------------  --------------  --------------  ---------------  --------------
2001
   Allowance for doubtful accounts           $19.4           $11.3            $.03          $(13.1)           $17.9
   Allowance for sales returns                18.0             9.8              --            (8.2)            19.6
   Inventory reserve                          30.4            15.5             1.0           (12.0)            34.9
2000
   Allowance for doubtful accounts           $19.5           $ 7.6            $0.2          $ (7.9)           $19.4
   Allowance for sales returns                21.6             8.6             0.7           (12.9)            18.0
   Inventory reserve                          28.6            10.9             0.8            (9.9)            30.4
1999
   Allowance for doubtful accounts           $16.5           $ 8.7            $2.4          $ (8.1)           $19.5
   Allowance for sales returns                19.5            10.9             0.1            (8.9)            21.6
   Inventory reserve                          24.5            11.3             2.3            (9.5)            28.6

                      CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-38905 and 333-64558) and Form S-8 (File Nos. 33-1132, 33-3645, 33-27275, 33-41238, 33-45376, 33-54411, 33-58921, 33-
63979, 333-38707 and 333-38709) of Avery Dennison Corporation of our report dated January 21, 2002 relating to the financial statements, which appears in the 2001 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 21, 2002 relating to the financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2002

                          AVERY DENNISON CORPORATION

                                 EXHIBIT INDEX

                     For the Year Ended December 29, 2001

INCORPORATED BY REFERENCE:

                                                          Originally
 Exhibit                                                   Filed as
   No.                       Item                         Exhibit No.                           Document
--------                     ----                         -----------                           --------
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

(3.2)     By-laws, as amended                              3(ii)        Third Quarterly report for 2001 on Form 10-Q

(4.1)     Rights Agreement dated as of October 23,                      Current Report on Form 8-K filed October 24, 1997
          1997

(4.2)     Indenture, dated as of March 15, 1991,                        Registration Statement on Form S-3
          between Registrant and Security Pacific                       (File No. 33-39491)
          National Bank, as Trustee (the "Indenture")

(4.2.1)   Officers' Certificate establishing a series of    4.3         Current Report on Form 8-K filed March 25, 1991
          Securities entitled "Medium-Term
          Notes" under the Indenture

(4.2.2)   First Supplemental Indenture, dated as of         4.4         Registration Statement on Form S-3
          March 16, 1993, between Registrant and                        (File No. 33-59642)
          BankAmerica National Trust Company,
          as successor Trustee (the "Supplemental
          Indenture")

(4.2.3)   Officers' Certificate establishing a series of    4.5         Current Report on Form 8-K filed April 7, 1993
          Securities entitled "Medium-Term
          Notes" under the Indenture, as amended
          by the Supplemental Indenture

(4.2.4)   Officers' Certificate establishing a series of    4.6         Current Report on Form 8-K filed March 29, 1994
          series of Securities entitled
          "Medium-Term Notes, Series B" under the
          Indenture, as amended by the Supplemental
          Indenture

(4.2.5)   Officers' Certificate establishing a series of    4.7         Current Report on Form 8-K filed May 12, 1995
          Securities entitled "Medium-Term Notes,
          Series C" under the Indenture, as amended
          by the Supplemental Indenture

                                                          Originally
 Exhibit                                                   Filed as
   No.                       Item                         Exhibit No.                           Document
--------                     ----                         -----------                           --------
(4.2.6)   Officers' Certificate establishing a series of      4.8       Current Report on Form 8-K filed December 16, 1996
          Securities entitled "Medium-Term Notes,
          Series D" under the Indenture, as amended
          by the Supplemental Indenture

(4.3)     Indenture dated July 3, 2001 between                4.1       Registration Statement on Form S-3
          Registrant and Chase Manhattan Bank and                       (File No. 333-64558)
          Trust Company, N.A., as Trustee ("2001
          Indenture")

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

(10.12)   *Complete Restatement and Amendment of            10.12       1994 Annual Report on Form 10-K
          Executive Deferred Compensation Plan

(10.13)   *Fourth Amended Avery Dennison                   10.13.2      1992 Annual Report on Form 10-K
          Retirement Plan for Directors

(10.15)   *1988 Stock Option Plan for Non-                  10.15       1987 Annual Report on Form 10-K
          Employee Directors ("Director Plan")

(10.15.1) *Amendment No. 1 to Director Plan                10.15.1      1994 Annual Report on Form 10-K

(10.15.2) *Form of Non-Employee Director Stock             10.15.2      1994 Annual Report on Form 10-K
          Option Agreement under Director Plan

(10.15.3) *Amendment No. 2 to Director Plan                10.15.3      2000 Annual Report on Form 10-K

(10.16)   *Complete Restatement and Amendment of            10.16       1994 Annual Report on Form 10-K
          Executive Variable Deferred Compensation
          Plan ("EVDCP")

(10.16.1) *Amendment No. 1 to EVDCP                        10.16.1      1999 Annual Report on Form 10-K

(10.17)   *Complete Restatement and Amendment of            10.17       1994 Annual Report on Form 10-K
          Directors Deferred Compensation Plan

(10.18)   *Complete Restatement and Amendment of            10.18       1994 Annual Report on Form 10-K
          Directors Variable Deferred Compensation
          Plan ("DVDCP")

(10.18.1) *Amendment No. 1 to DVDCP                        10.18.1      1999 Annual Report on Form 10-K

                                                          Originally
 Exhibit                                                   Filed as
   No.                       Item                         Exhibit No.                           Document
--------                     ----                         -----------                           --------
(10.19)   *1990 Stock Option and Incentive Plan             10.19       1989 Annual Report on Form 10-K
          ("1990 Plan")

(10.19.1) *Amendment No. 1 to 1990 Plan                    10.19.1      1993 Annual Report on Form 10-K

(10.19.2) *Form of Incentive Stock Option Agreement        10.19.2      1991 Annual Report on Form 10-K
          for use under 1990 Plan

(10.19.3) *Form of Non-Qualified Stock Option              10.19.3      1994 Annual Report on Form 10-K
          ("NSO") Agreement under 1990 Plan

(10.19.4) *Form of NQSO Agreement under 1990 Plan          10.19.4      1999 Annual Report on Form 10-K

(10.19.5) *Amendment No. 2 to 1990 Plan                    10.19.5      1996 Annual Report on Form 10-K

(10.21)   *Amended and Restated 1996 Stock                  10.21       1999 Annual Report on Form 10-K
          Incentive Plan

(10.21.1) *Form of NQSO Agreement under 1996 Plan          10.21.1      1999 Annual Report on Form 10-K

(10.27)   *Executive Long-Term Incentive Plan               10.27       1999 Annual Report on Form 10-K

(10.28)   *Complete Restatement and Amendment of            10.28       1994 Annual Report on Form 10-K
          Executive Deferred Retirement Plan
          ("EDRP")

(10.28.1) *Amendment No. 1 to EDRP                         10.28.1      1999 Annual Report on Form 10-K

(10.29)   *Executive Leadership Compensation Plan           10.29       1999 Annual Report on Form 10-K
          ("ELCP")

(10.30)   *Senior Executive Leadership Compensation         10.30       1999 Annual Report on Form 10-K
          Plan ("SELCP")

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

(10.32)   *Benefit Restoration Plan ("BRP")                 10.32       1995 Annual Report on Form 10-K

(10.33)   *Restated Trust Agreement for Employee           10.33.1      1997 Annual Report on Form 10-K
          Stock Benefit Trust

(10.33.1) *Common Stock Purchase Agreement                   10.2       Current Report on Form 8-K filed October 24, 1996

(10.33.2) *Restated Promissory Note                        10.33.3      1997 Annual Report on Form 10-K

(10.34)   *Amended and Restated Capital                     10.34       1999 Annual Report on Form 10-K
          Accumulation Plan ("CAP")

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

_________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

SUBMITTED HEREWITH:

Exhibit No.                                         Item
-----------                                         ----

3.2        Bylaws, as amended on October 25, 2001

10.28.2    *Amendment No. 2 to EDRP

10.29.1    *Amendment No. 1 to ELCP

10.30.1    *Amendment No. 1 to SELCP

10.31.3    *Amendment No. 2 to EVDRP

10.32.1    *Amended and Restated BRP

10.34.3    *Amendment No. 2 to CAP

12         Computation of Ratio of Earnings to Fixed Changes

13 Portions of Annual Report to Shareholders for fiscal year ended December 29, 2001

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