Form 10-Q
period 2002-03-30
AVERY DENNISON CORPORATION
filed 2002-05-09
CIK 8818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 2002

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


Indicate by a check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No

Number of shares of $1 par value common stock outstanding as of April 27, 2002:
                                  109,848,118

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                               ------------------


Part I.   Financial Information (Unaudited):                                                         Page No.
--------------------------------------------                                                         --------
Financial Statements:

     Condensed Consolidated Balance Sheet
         March 30, 2002 and December 29, 2001                                                            3

     Consolidated Statement of Income
         Quarters Ended March 30, 2002 and March 31, 2001                                                4

     Condensed Consolidated Statement of Cash Flows
         Quarters Ended March 30, 2002 and March 31, 2001                                                5

     Notes to Consolidated Financial Statements                                                          6

Management's Discussion and Analysis of Results of Operations and Financial Condition                   13

Quantitative and Qualitative Disclosures About Market Risk                                              19


Part II.  Other Information:
---------------------------

Exhibits and Reports on Form 8-K                                                                        20

Signatures                                                                                              21

                      PART I. ITEM 1. FINANCIAL INFORMATION
                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (Unaudited)

                                                                             March 30, 2002     December 29, 2001
------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $     16.0              $    19.1
    Trade accounts receivable, net                                                    586.3                  569.1
    Inventories, net                                                                  289.7                  267.4
    Deferred taxes                                                                     59.6                   61.1
    Other current assets                                                               59.6                   65.8
------------------------------------------------------------------------------------------------------------------
        Total current assets                                                        1,011.2                  982.5


Property, plant and equipment, at cost                                              2,045.8                2,057.5
Accumulated depreciation                                                              997.2                  982.9
------------------------------------------------------------------------------------------------------------------
    Property, plant and equipment, net                                              1,048.6                1,074.6
Goodwill, net                                                                         295.6                  293.2
Intangibles resulting from business acquisitions, net                                 116.7                  120.0
Other assets                                                                          353.5                  348.9
------------------------------------------------------------------------------------------------------------------

                                                                                 $  2,825.6              $ 2,819.2
==================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term and current portion of long-term debt                             $    218.8              $   223.0
    Accounts payable                                                                  317.8                  316.4
    Other current liabilities                                                         379.2                  411.9
------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     915.8                  951.3

Long-term debt                                                                        657.8                  626.7
Non-current deferred taxes and other long-term liabilities                            228.7                  237.2
Other long-term obligation                                                             72.4                   74.6
Shareholders' equity:
    Common stock - $1 par value; authorized - 400,000,000 shares; issued -
        124,126,624 shares at March 30, 2002 and
        December 29, 2001                                                             124.1                  124.1
    Capital in excess of par value                                                    760.8                  707.2
    Retained earnings                                                               1,584.6                1,556.1
    Cost of unallocated ESOP shares                                                   (13.7)                 (13.7)
    Employee stock trusts, 11,695,258 shares at March 30, 2002 and
        12,008,123 shares at December 29, 2001                                       (713.3)                (674.5)
    Treasury stock at cost, 14,267,923 shares at March 30, 2002 and
        14,235,871 shares at December 29, 2001                                       (635.4)                (633.4)
    Accumulated other comprehensive loss                                             (156.2)                (136.4)
------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                    950.9                  929.4
------------------------------------------------------------------------------------------------------------------

                                                                                 $  2,825.6              $ 2,819.2
==================================================================================================================

                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                                                     Quarter Ended
                                                                     --------------------------------------
                                                                         March 30, 2002      March 31, 2001
  ---------------------------------------------------------------------------------------------------------
  Net sales                                                                    $  930.8           $  963.2
  Cost of products sold                                                           621.9              644.2
  --------------------------------------------------------------------------------------------------------
     Gross profit                                                                 308.9              319.0
  Marketing, general and administrative expense                                   205.7              209.2
  Interest expense                                                                  9.3               13.8
  --------------------------------------------------------------------------------------------------------
     Income before taxes and accounting change                                     93.9               96.0
  Taxes on income                                                                  29.1               32.2
  --------------------------------------------------------------------------------------------------------
     Income before accounting change                                               64.8               63.8
  Cumulative effect of accounting change, net of tax                                  -                (.2)
  --------------------------------------------------------------------------------------------------------
  Net income                                                                   $   64.8           $   63.6
  ========================================================================================================

  Per share amounts:
  Net income per common share:
     Before accounting change                                                  $    .66           $    .65
     Cumulative effect of accounting change                                           -                  -
  --------------------------------------------------------------------------------------------------------
  Net income per common share                                                  $    .66           $    .65
  ========================================================================================================
  Net income per common share, assuming dilution:
     Before accounting change                                                  $    .66           $    .65
     Cumulative effect of accounting change                                           -                  -
  --------------------------------------------------------------------------------------------------------
  Net income per common share, assuming dilution                               $    .66           $    .65
  ========================================================================================================
  Dividends                                                                    $    .33           $    .30
  ========================================================================================================
  Average shares outstanding:
  Common shares                                                                    98.0               97.6
  Common shares, assuming dilution                                                 98.9               98.5
  ========================================================================================================

                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                           Quarter Ended
                                                                            --------------------------------------
                                                                              March 30, 2002         March 31, 2001
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
--------------------
 Net income                                                                        $    64.8             $    63.6
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                        31.0                  31.3
    Amortization                                                                         5.3                   7.9
    Deferred taxes                                                                        .4                   4.1
    Changes in assets and liabilities, net of the effect of foreign
         currency translation, business acquisitions and divestitures                  (71.9)                (58.6)
------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                              29.6                  48.3
 -----------------------------------------------------------------------------------------------------------------

 Investing Activities:
 --------------------
 Purchase of property, plant and equipment                                             (17.5)                (35.8)
 Acqusitions, net of miscellaneous proceeds from sale of assets                         (6.4)                (58.1)
 Other                                                                                  (9.1)                (23.7)
------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                 (33.0)               (117.6)
------------------------------------------------------------------------------------------------------------------

 Financing Activities:
 ---------------------
 Additional borrowings                                                                 233.2                 428.1
 Payments of debt                                                                     (204.5)               (324.3)
 Dividends paid                                                                        (36.3)                (33.1)
 Purchase of treasury stock                                                             (2.0)                  (.1)
 Proceeds from exercise of stock options                                                 8.4                   4.6
 Other                                                                                   2.0                   3.6
------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                .8                  78.8
------------------------------------------------------------------------------------------------------------------
 Effect of foreign currency translation on cash balances                                 (.5)                  (.4)
------------------------------------------------------------------------------------------------------------------
 (Decrease)/increase in cash and cash equivalents                                       (3.1)                  9.1
------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, beginning of period                                         19.1                  11.4
------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                                          $    16.0             $    20.5
==================================================================================================================

                 See Notes to Consolidated Financial Statements

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.   General

      The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company's interim results. Certain prior year amounts have been reclassified to conform with current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company's 2001 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the Company's 2001 Annual Report on Form 10-K.

      The first quarters of 2002 and 2001 consisted of thirteen-week periods ending March 30, 2002 and March 31, 2001, respectively. The interim results of operations are not necessarily indicative of future financial results.

2.    Pending Acquisition

      On September 7, 2001, the Company announced an agreement to acquire the Jackstadt GmbH pressure-sensitive adhesive materials business. Jackstadt is a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstadt, with consolidated revenues of approximately $400 million in 2000, has a global customer base and generates approximately 80 percent of its sales outside of Germany. On May 2, 2002, the German Federal Cartel Office issued a ruling clearing the Company's announced acquisition. The Company is proceeding to complete the transaction, which remains subject to satisfaction of other closing conditions, and expects to finalize the acquisition of Jackstadt during the second quarter of 2002. At the end of the first quarter of 2002, the Company had capitalized approximately $10 million for direct costs related to this pending acquisition.

 3.   Goodwill and Intangibles Resulting from Business Acquisitions

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." This Statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement were effective in the first quarter of 2002. As a result of this Statement, the Company discloses goodwill separately from intangible assets on the Condensed Consolidated Balance Sheet.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (v) intangible assets with finite lives will be amortized over their useful lives. The Statement provides specific guidance on testing

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Goodwill and Intangibles Resulting from Business Acquisitions (continued)

      goodwill and intangible assets for impairment, and requires that reporting units be identified for the purpose of assessing potential future impairments. All provisions of this Statement were effective at the beginning of fiscal 2002. Utilizing internal and external resources, the Company adopted SFAS No.142 in the first quarter of 2002. The Company identified its reporting units and the amounts of goodwill, intangible assets, other assets and liabilities allocated to those reporting units.

      SFAS No. 142 requires that goodwill be tested annually for impairment. The Company completed its goodwill impairment test during the first quarter of 2002 and had no impairment losses. Intangible assets deemed to have an indefinite life are tested for impairment by comparing the fair value of the asset to its carrying amount. The Company does not have intangible assets with an indefinite life. Based on the results of the impairment tests, the Company did not record a transitional impairment loss upon adoption of SFAS No. 142.

      The Company adopted SFAS No. 142 effective at the beginning of fiscal 2002 and as a result, ceased amortization of goodwill as of that date. Changes in the net carrying amount of goodwill for the quarter ended March 30, 2002, by reportable segment, are as follows:

                                                         Consumer and   Pressure-sensitive
                                                            Converted        Adhesives and
      (In millions)                                          Products            Materials         Total
      ---------------------------------------------------------------------------------------------------
      Balance as of December 29, 2001                      $   148.9              $  144.3      $  293.2
         Goodwill acquired during the period                     1.6                   5.0           6.6
         Impairment losses                                         -                     -             -
         Translation adjustments and other                      (2.2)                 (2.0)         (4.2)
      ---------------------------------------------------------------------------------------------------
      Balance as of March 30, 2002                         $   148.3              $  147.3      $  295.6
      ---------------------------------------------------------------------------------------------------

      The following table sets forth the Company's acquired intangible assets, which will continue to be amortized, for the periods ended March 30, 2002 and December 29, 2001:

                                                        March 30, 2002                          December 29, 2001
                                           -----------------------------------------   ---------------------------------------
                                                 Gross                           Net        Gross                          Net
                                              Carrying       Accumulated    Carrying     Carrying     Accumulated     Carrying
      (In millions)                             Amount      Amortization      Amount       Amount    Amortization       Amount
      ------------------------------------------------------------------------------------------------------------------------
      Amortized intangible assets:
         Tradenames and trademarks           $   23.1         $   7.3      $   15.8    $   23.4          $   6.8      $   16.6
         Patented technology                     63.6             6.6          57.0        63.6              5.8          57.8
         Customer relations                      46.2             3.9          42.3        47.6              3.6          44.0
         Other intangibles                        2.3              .7           1.6         2.3               .7           1.6
      ------------------------------------------------------------------------------------------------------------------------
      Total                                  $  135.2         $  18.5      $  116.7    $  136.9          $  16.9      $  120.0
      ------------------------------------------------------------------------------------------------------------------------

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Goodwill and Intangibles Resulting from Business Acquisitions (continued)

     Amortization expense on acquired intangible assets was $2 million and $1.8 million for the quarter ended March 30, 2002 and March 31, 2001, respectively. Amortization expense on goodwill was $3.5 million for the first quarter of 2001. Based on current information, estimated amortization expense for acquired intangible assets (excluding the impact of amortizable intangible assets from business combinations subsequent to March 30, 2002) for this fiscal year, and each of the next four succeeding fiscal years, is expected to be approximately $8 million, $7 million, $7 million, $6 million and $6 million, respectively.

     As required by SFAS No. 142, the results for the prior year's quarter have not been restated. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                                                        Quarters Ended
                                             -----------------------------------
     (In millions, except per share amounts)   March 30, 2002     March 31, 2001
     ---------------------------------------------------------------------------
     Reported net income                             $  64.8            $  63.6
     Goodwill amortization, net of tax                     -                3.3
     ---------------------------------------------------------------------------
        Adjusted net income                          $  64.8            $  66.9
     ---------------------------------------------------------------------------
      Basic earnings per share:
        As reported                                  $   .66            $   .65
        Goodwill amortization                              -                .03
     ---------------------------------------------------------------------------
        Adjusted net income                          $   .66            $   .68
     ---------------------------------------------------------------------------
      Diluted earnings per share:
        As reported                                  $   .66            $   .65
        Goodwill amortization                              -                .03
     ---------------------------------------------------------------------------
        Adjusted net income                          $   .66            $   .68
     ---------------------------------------------------------------------------


 4. Net Income Per Share

     Net income per common share amounts were computed as follows:

                                                                                       Quarter Ended
                                                                          -------------------------------------
     (In millions, except per share amounts)                             March 30, 2002          March 31, 2001
     ----------------------------------------------------------------------------------------------------------
     (A)   Net income available to common shareholders                          $  64.8                 $  63.6
     ----------------------------------------------------------------------------------------------------------
     (B)   Weighted average number of common shares outstanding                    98.0                    97.6

           Additional common shares issuable under employee stock
           options using the treasury stock method                                   .9                      .9
     ----------------------------------------------------------------------------------------------------------
     (C)   Weighted average number of common shares outstanding
           assuming the exercise of stock options                                  98.9                    98.5
     ==========================================================================================================
     Net income per common share (A) / (B)                                      $   .66                 $   .65
     ==========================================================================================================
     Net income per common share, assuming dilution (A) / (C)                   $   .66                 $   .65
     ==========================================================================================================

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    Comprehensive Income

      Comprehensive income includes net income, foreign currency translation adjustments and the effective portion of gains or losses on cash flow hedges that are currently presented as a component of shareholders' equity. The Company's total comprehensive income for the three months ended March 30, 2002 and March 31, 2001 was $45 million and $51.9 million, respectively. As of March 30, 2002, the foreign currency translation adjustment, minimum pension liability, net loss on derivative instruments designated as cash flow hedges and total accumulated other comprehensive loss balances were $(141.5) milllion, $(14.3) million, $(.4) million and $(156.2) million, respectively. As of December 29, 2001, the foreign currency translation adjustment, minimum pension liability, net gain on derivative instruments designated as cash flow hedges and total accumulated other comprehensive loss balances were $(123.1) million $(14.3) million, $1 million and $(136.4) million respectively.

      The table below details the cash flow hedging instrument activity in other comprehensive income (loss) for the first quarter of 2002:

      (In millions)                                              March 30, 2002
      --------------------------------------------------------------------------
      Beginning accumulated derivative gain                               $ 1.0
      Net loss reclassified to earnings                                      .1
      Net change in the revaluation of hedging transactions                (1.5)
      --------------------------------------------------------------------------
      Ending accumulated derivative loss                                  $ (.4)
      ==========================================================================

 6.   Foreign Currency

      Translation of financial statements of subsidiaries operating in hyperinflationary economies and transactions in foreign currencies resulted in losses of $1.2 million and $.3 million during the three months ended March 30, 2002 and March 31, 2001, respectively. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 2002 and 2001.

 7.   Financial Instruments

      The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in the first quarter of 2001 and recorded a transition adjustment reducing net income by $.2 million (net of tax). This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value.

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

      During the three months ended March 30, 2002 changes in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges were not significant. Amounts the Company expects to reclassify from other comprehensive income to earnings during the fiscal year ending December 28, 2002 are not expected to be significant.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 8.   Inventories

      Inventories consisted of:

      (In millions)                  March 30, 2002            December 29, 2001
      --------------------------------------------------------------------------
      Raw materials                         $  87.6                   $  82.9
      Work-in-progress                         70.0                      67.6
      Finished goods                          149.1                     134.6
      LIFO adjustment                         (17.0)                    (17.7)
      --------------------------------------------------------------------------
                                            $ 289.7                   $ 267.4
      ==========================================================================


9.    Research and Development

      Research and development expense for the first quarters of 2002 and 2001 was $17 million and $17.4 million, respectively.

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

      The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes that it is unlikely the final resolution of these matters will significantly impact the consolidated financial position and operations of the Company.

      The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. In the opinion of management, the resolution of these matters is not expected to materially affect the Company.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

11.   Cost Reduction Program

      The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involves cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company's operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset write-downs of $6.8 million. The positions included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represent cash paid or to be paid to employees terminated under the program. Asset write-downs represent non-cash charges required to reduce the carrying value of assets to be disposed of to net realizable value as of the planned date of disposal. At the end of the first quarter of 2002, $7.8 million remained accrued for severance and related costs (included in "Other current liabilities") and $3.1 million remained accrued for asset write-downs (included in "Other current liabilities") in the Condensed Consolidated Balance Sheet. At the end of the first quarter, of the 400 positions under these actions, approximately 260 employees had left the Company. The Company expects to complete this cost reduction program in 2002.

12.   Segment Information

      Financial information by reportable operating segment is set forth below:

                                                                                    Quarter Ended
                                                                           -------------------------------
      (In millions)                                                        March 30, 2002   March 31, 2001
      ----------------------------------------------------------------------------------------------------
      Net sales/(1)/:
      Pressure-sensitive Adhesives and Materials                                $ 550.4           $ 536.4
      Consumer and Converted Products                                             420.1             452.6
      Intersegment/(2)/                                                           (39.7)            (25.8)
      ---------------------------------------------------------------------------------------------------
      Net sales                                                                 $ 930.8           $ 963.2
      ===================================================================================================
      Income (loss) from operations before interest and taxes/(3)/:
      Pressure-sensitive Adhesives and Materials                                $  51.0           $  44.9
      Consumer and Converted Products                                              60.0              70.6
      Corporate administrative and research and development expenses               (7.8)             (5.7)
      ---------------------------------------------------------------------------------------------------
                                                                                  103.2             109.8
      Interest expense                                                             (9.3)            (13.8)
      ---------------------------------------------------------------------------------------------------
      Income before taxes and accounting change                                 $  93.9           $  96.0
      ===================================================================================================

     (1) Net sales for 2001 include sales from divested operations of $19.4 million, of which the Pressure-sensitive Adhesives and Materials segment recorded $12.2 million and the Consumer and Converted Products segment recorded $7.2 million.

     (2) Intersegment sales primarily represent sales from the Pressure-sensitive Adhesives and Materials segment to the Consumer and Converted Products segment.

     (3) Income from operations for 2002 includes $0.3 million of expenses related to divested operations which were formerly included within the Consumer and Converted Products segment. Income from operations for 2001 includes $0.8 million from divested operations, of which the Pressure-sensitive Adhesives and Materials segment recorded $0.5 million and the Consumer and Converted Products segment recorded $0.3 million.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13.   Recent Accounting Requirements

      In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 are effective beginning in 2003. All other provisions are effective after May 15, 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

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

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement were effective at the beginning of fiscal 2002. The adoption of this new standard did not have a significant impact on the Company's financial results.

      The Company adopted the requirements of Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives." This EITF consensus addresses the recognition, measurement and income statement classification for sales incentives offered by a vendor without charge to a customer as a result of a single exchange transaction. The provisions of this consensus were effective at the beginning of fiscal 2002 and did not have a significant impact on the Company's financial results.

      The Company adopted the requirements of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This EITF consensus addresses whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or cost. The provisions of this consensus were effective at the beginning of fiscal 2002 and did not have a significant impact on the Company's financial results.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter
--------------------------------------

Quarterly sales were $930.8 million, compared to first quarter 2001 sales of $963.2 million. Excluding the impact of currency, sales decreased 1.7 percent. The acquisitions of Dunsirn Industries and CD Stomper in February of 2001 contributed an additional $7.6 million in sales to the first quarter of 2002 as compared to the same period last year. The reduction in sales related to divested operations represented $19.4 million for the quarter.

Gross profit margin increased to 33.2 percent for the quarter compared to 33.1 percent for the first quarter of 2001. The increase was primarily due to cost reduction programs and productivity improvement gains achieved through the Six Sigma program.

Marketing, general and administrative expense, as a percent of sales, was 22.1 percent compared to 21.7 percent for the first quarter of 2001. Although the absolute dollar value of expense decreased, due primarily to the change in goodwill amortization and productivity improvements, the ratio increased due to lower sales.

Interest expense decreased to $9.3 million for the quarter, compared to $13.8 million a year ago, primarily reflecting lower interest rates on short-term, floating rate debt.

Income before taxes, as a percent of sales, was 10.1 percent compared to 10 percent a year ago. The increase reflects the higher gross profit margin, as a percent of sales, and the decrease to interest expense. The elimination of goodwill amortization also had a positive impact on the Company's pretax income. The effective tax rate decreased to 31 percent for the quarter compared to 33.5 percent for the first quarter of 2001 and 32.4 percent for the full year 2001, primarily due to the change in accounting for goodwill as well as both structural and operational changes that are reducing taxes on a global basis.

Net income totaled $64.8 million compared to $63.6 million in the first quarter of 2001. Net income, as a percent of sales, was 7 percent for the first quarter of 2002 and 6.6 percent for the same period last year.

Net income per common share for the quarter was $.66 compared to $.65 in the first quarter of 2001. Net income per common share, assuming dilution, was $.66 for the first quarter of 2002 and $.65 for the first quarter of 2001. The results for the first quarter of 2002 include the benefit of approximately $.03 per share, assuming dilution, related to the accounting change eliminating goodwill amortization. The impact of currency exchange rates, including the effect of further devaluation of the Argentine peso, reduced net income per common share, assuming dilution, by approximately $.02.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

                                                                        Three Months Ended
                                                            -----------------------------------------
(In millions)                                                     March 30, 2002       March 31, 2001
-----------------------------------------------------------------------------------------------------
Net sales                                                                $ 550.4              $ 536.4
Income from operations before interest and taxes                            51.0                 44.9
-----------------------------------------------------------------------------------------------------

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter (continued)
-------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the first quarter of 2002 compared to the same period last year. Sales increased domestically primarily due to the strong volume growth in the roll materials business, driven partly by market share gain from business obtained from the closure of a competitor's plant and a supply agreement with a company that decided to outsource its manufacturing of certain roll label materials, as well as a full quarter of sales from the Dunsirn acquisition, which occurred in February of 2001. The sales increase was partially offset by the reduction in sales from divested operations, including the specialty coatings business sold in the fourth quarter of 2001. Sales increased internationally, primarily due to strong volume growth in the roll materials business in Asia as well as sales growth in the specialty tape and reflective businesses in Asia. Volume growth in Europe and Latin America was more than offset by the negative impact of changes in foreign currency exchange rates.

The segment reported an increase in income for the first quarter of 2002 compared to the same period last year. Income increased domestically and internationally primarily due to sales growth, improved profitability in the graphics and specialty tapes businesses achieved through cost reductions and productivity gains, and the change in accounting for goodwill amortization. These improvements were partially offset by the negative impact of changes in foreign currency exchange rates, including the further devaluation of the Argentine peso.

Consumer and Converted Products:

                                                                       Three Months Ended
                                                           ------------------------------------------
(In millions)                                                  March 30, 2002          March 31, 2001
-----------------------------------------------------------------------------------------------------
Net sales                                                             $ 420.1                 $ 452.6
Income from operations before interest and taxes                         60.0                    70.6
-----------------------------------------------------------------------------------------------------


The Consumer and Converted Products segment reported a decrease in sales for the first quarter of 2002 compared to the same period last year. Sales in the U.S operations declined primarily due to weak retail apparel sales, which has impacted the ticketing business, and the general economic weakness, which has impacted sales volumes across most of the Company's businesses, especially office products. The decrease in sales in the U.S. operations was partially offset by a full quarter of sales from the acquisition of CD Stomper, which occurred in February of 2001. Sales from international operations decreased primarily due to the reduction in sales because of divested operations, the negative impact of changes in foreign currency exchange rates, weak retail apparel sales impacting the ticketing business and the general weakness in business conditions in international markets. The segment reported a decrease in income primarily due to the overall decline in sales from U.S. operations. This decrease was partially offset by the change in accounting for goodwill amortization.

Financial Condition
-------------------

Average working capital, excluding short-term debt, as a percent of sales, increased to 8.4 percent for the quarter from 7.8 percent a year ago. This increase is due primarily to the increase in trade accounts receivable and inventories. Receivable balances increased as a result of improved sales trends late in the quarter, which exceeded collections for the quarter. Inventories increased primarily due to inventory building ahead of shipments during the holidays (Easter), which occurred in the last week of March. The average number of days sales outstanding in accounts receivable increased to 57 days compared to 56 days a year ago, reflecting the increase in accounts receivable at the end of the quarter.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition (continued)
-------------------------------

Net cash flows provided by operating activities totaled $29.6 million for the first quarter of 2002 and $48.3 million for the first quarter of 2001. The decrease in net cash flows provided by operating activities was primarily due to the changes in working capital, specifically the increase in accounts receivable and inventories. In addition to cash flows from operations, the Company has more than adequate financing arrangements, at competitive rates, to conduct its operations.

Capital expenditures for the quarter were $17.5 million compared to $35.8 million a year ago. Capital expenditures for 2002 are expected to be approximately $150 million, as compared to $135.4 million in 2001. The Company's major capital projects this year are focused on the international markets, with expansions planned in Asia, Australia and France.

Other expenditures in investing activities declined compared to the prior year primarily due to a reduction in spending for software.

During the first quarter of 2002, total debt increased $26.9 million to $876.6 million from year end 2001. The increase in debt was due primarily to fund capital purchases and for other general purposes. Total debt to total capital was 48 percent as of the end of the first quarter of 2002 and 47.8 percent at year end 2001. In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH, a German office products supplier. The obligation is reported in the "Other long-term obligation" line on the Condensed Consolidated Balance Sheet and is scheduled to be paid in 2004.

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

Shareholders' equity increased to $950.9 million from $929.4 million at year end 2001. During the first quarter of 2002, the Company purchased approximately 32,000 shares of common stock at a cost of $2 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, increased by $38.8 million to $713.3 million from year end 2001. Dividends paid for the first quarter of 2002 totaled $36.3 million compared to $33.1 million a year ago.

Cost Reduction Program
----------------------

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involves cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company's operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset write-downs of $6.8 million. The positions included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represent cash paid or to be paid to employees terminated under the program. Asset write-downs represent non-cash charges required to reduce the carrying value of assets to be disposed of to net realizable value as of the planned date of disposal. At the end of the first quarter of 2002, $7.8 million remained accrued for severance and related costs (included in "Other current liabilities") and $3.1 million remained accrued for asset write-downs (included in "Other current liabilities") in the Condensed Consolidated Balance Sheet. At the end of the first quarter, of the 400 positions under these actions, approximately 260 employees had left the Company. The Company expects to complete this cost reduction program in 2002.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pending Acquisition
-------------------

On September 7, 2001, the Company announced an agreement to acquire the Jackstadt GmbH pressure-sensitive adhesive materials business. Jackstadt is a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstadt, with consolidated revenues of approximately $400 million in 2000, has a global customer base and generates approximately 80 percent of its sales outside of Germany. On May 2, 2002, the German Federal Cartel Office issued a ruling clearing the Company's announced acquisition. The Company is proceeding to complete the transaction, which remains subject to satisfaction of other closing conditions, and expects to finalize the acquisition of Jackstadt during the second quarter of 2002. At the end of the first quarter of 2002, the Company had capitalized approximately $10 million for direct costs related to this pending acquisition.

Future Accounting Requirements
------------------------------

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 are effective beginning in 2003. All other provisions are effective after May 15, 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Outlook
-------

The Company's results for the first three months of 2002 reflect the challenging economic environment in the U.S. and international markets. Although strong sales growth was noticed in several of the Company's businesses during the month of March, the Company remains cautious about ongoing improvement in business conditions.

Interest expense was $9.3 million for the first quarter of 2002, reflecting lower interest rates on the Company's short-term, floating rate debt. The Company expects interest expense to increase to the range of $10 million to $11 million in the second quarter, and to the range of $15 million to $16 million per quarter in the second half of the year as the Company issues long-term debt in place of a portion of the current floating rate debt, and enters into expected financing arrangements relating to the pending Jackstadt acquisition.

The effective tax rate was 31 percent for the first quarter of 2002. Due to the change in accounting for goodwill and both structural and operational changes, the Company believes, subject to changes in the geographic mix of income, the effective tax rate going forward will be approximately 31 percent.

The further devaluation of the Argentine peso would continue to negatively impact revenues and earnings from the Company's operations in Argentina. Political, regulatory, economic, currency and other business issues in Argentina are likely to continue to negatively impact those operations for the remainder of 2002 as compared to 2001. Operations in Argentina (primarily reported in the Pressure-sensitive Adhesives and Materials segment) represented less than $25 million in sales in 2001 and are not significant to the Company's financial results.

Other international operations, principally in Western Europe, constitute a significant portion of the Company's business. The Company is exposed to foreign currency exchange rate risk, and changes to foreign exchange rates will impact the Company's financial results.

The adoption of SFAS No. 142 benefited earnings per share, assuming dilution, by approximately $.03 in the first quarter of 2002. Under the new accounting standard, the Company no longer amortizes goodwill. The Company expects the new accounting rule to benefit earnings per share, assuming dilution, by approximately $.13 for 2002, as compared to 2001. However, the Company anticipates that increased amortization expense related to capitalized software will partially offset the benefit from the accounting change for goodwill amortization.

In this period of challenging worldwide economic conditions, the Company is focused on cost management efforts and believes it is well positioned to resume previous growth trends once economic conditions improve. The Company has reduced costs and expects to continue to benefit from the implementation of productivity improvement initiatives. In addition to driving down costs, the Company continues to pursue long-term growth initiatives. These initiatives include acquisitions, entry into new markets, development of new products and geographic expansion.

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

Certain of such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 29, 2001 and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, price and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, successful integration of new acquisitions, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings, fluctuations in foreign exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, and other factors.

Any forward looking statement should also be considered in light of the factors detailed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

There are no material changes in the information provided in Item 7A of the Company's Form 10-K for the fiscal year ended December 29, 2001.

                           PART II. OTHER INFORMATION
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES

ITEM 1.
-------

There are no material changes in the information provided in Item 3 of the Company's Form 10-K for the fiscal year ended December 29, 2001.

ITEMS 2 and 3.
--------------

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The registrant held its annual stockholders' meeting on April 25, 2002. The stockholders voted to reelect three directors to the Board of Directors as follows:

                                                 Number of Shares Votes/1/
                                          -------------------------------------

                                                For               Withheld
                                          ----------------     ----------------

          Charles D. Miller                 100,419,978          1,878,197

          Richard M. Ferry                  100,696,927          1,601,248

          Kent Kresa                        100,405,799          1,892,376

/1/There were no abstentions or shares otherwise not voted by brokers.

Additional information concerning continuing directors called for by this Item is incorporated by reference from pages 3 and 4 of the registrant's 2002 Proxy Statement.

ITEM 5.
-------

Not Applicable

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a.  Exhibits 12:             Computation of Ratio of Earnings to Fixed Charges

b.  Reports on Form 8-K:     There were no reports on Form 8-K filed for three
                             months ended March 30, 2002.

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

                                            AVERY DENNISON CORPORATION
                                            --------------------------
                                            (Registrant)



                                            /s/ Daniel R. O'Bryant
                                            ------------------------------------
                                            Daniel R. O'Bryant
                                            Senior Vice President, Finance, and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



                                            /s/ Michael A. Skovran
                                            ------------------------------------
                                            Michael A. Skovran
                                            Vice President and Controller
                                            (Chief Accounting Officer)


                                            May 9, 2002