Form 10-Q
period 2002-06-29
AVERY DENNISON CORPORATION
filed 2002-08-13
CIK 8818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 2002

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

     Number of shares of $1 par value common stock outstanding as of July 27, 2002: 109,844,002

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
--------------------------------------------

Financial Statements:

     Condensed Consolidated Balance Sheet
         June 29, 2002 and December 29, 2001                                                         3

     Consolidated Statement of Income
         Three and Six Months Ended June 29, 2002 and June 30, 2001                                  4

     Condensed Consolidated Statement of Cash Flows
         Six Months Ended June 29, 2002 and June 30, 2001                                            5

     Notes to Consolidated Financial Statements                                                      6

Management's Discussion and Analysis of Results of Operations and Financial Condition               14

Quantitative and Qualitative Disclosures About Market Risk                                          22


Part II.  Other Information:
---------------------------

Exhibits and Reports on Form 8-K                                                                    23

Signatures                                                                                          24

                      PART I. ITEM 1. FINANCIAL INFORMATION
                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (Unaudited)

                                                                                June 29, 2002      December 29, 2001
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $      25.9           $       19.1
    Trade accounts receivable, net                                                      753.6                  569.1
    Inventories, net                                                                    355.6                  267.4
    Deferred taxes                                                                       55.7                   61.1
    Other current assets                                                                 69.3                   65.8
------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                          1,260.1                  982.5

Property, plant and equipment, at cost                                                2,193.4                2,057.5
Accumulated depreciation                                                              1,042.6                  982.9
------------------------------------------------------------------------------------------------------------------------
     Property, plant and equipment, net                                               1,150.8                1,074.6
Goodwill, net                                                                           464.7                  293.2
Intangibles resulting from business acquisitions, net                                   130.9                  120.0
Other assets                                                                            356.8                  348.9
------------------------------------------------------------------------------------------------------------------------

                                                                                  $   3,363.3           $    2,819.2
========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term and current portion of long-term debt                              $     441.7           $      223.0
    Accounts payable                                                                    409.5                  316.4
    Other current liabilities                                                           490.7                  411.9
------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     1,341.9                  951.3

Long-term debt                                                                          668.3                  626.7
Non-current deferred taxes and other long-term liabilities                              233.0                  237.2
Other long-term obligation                                                               80.2                   74.6
Shareholders' equity:
    Common stock - $1 par value; authorized - 400,000,000 shares; issued -
        124,126,624 shares at June 29, 2002 and
        December 29, 2001                                                               124.1                  124.1
    Capital in excess of par value                                                      777.9                  707.2
    Retained earnings                                                                 1,622.2                1,556.1
    Cost of unallocated ESOP shares                                                     (13.7)                 (13.7)
    Employee stock trusts, 11,349,478 shares at June 29, 2002 and
        12,008,123 shares at December 29, 2001                                         (711.6)                (674.5)
    Treasury stock at cost, 14,282,622 shares at June 29, 2002 and
        14,235,871 shares at December 29, 2001                                         (636.4)                (633.4)
    Accumulated other comprehensive loss                                               (122.6)                (136.4)
------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                    1,039.9                  929.4
------------------------------------------------------------------------------------------------------------------------

                                                                                  $   3,363.3           $    2,819.2
========================================================================================================================

                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended                   Six Months Ended
                                                   -------------------------------------------------------------------
                                                   June 29, 2002     June 30, 2001     June 29, 2002     June 30, 2001
----------------------------------------------------------------------------------------------------------------------
Net sales                                              $ 1,056.3         $   960.8         $ 1,987.1         $ 1,924.0

Cost of products sold                                      709.8             649.0           1,331.7           1,293.2
----------------------------------------------------------------------------------------------------------------------
Gross profit                                               346.5             311.8             655.4             630.8

Marketing, general and administrative expense              231.4             208.4             437.1             417.6

Interest expense                                             9.6              13.5              18.9              27.3
----------------------------------------------------------------------------------------------------------------------
Income before taxes                                        105.5              89.9             199.4             185.9

Taxes on income                                             31.7              30.1              60.8              62.3
----------------------------------------------------------------------------------------------------------------------
Income before accounting change                             73.8              59.8             138.6             123.6

Cumulative effect of accounting change, net of tax             -                 -                 -               (.2)
----------------------------------------------------------------------------------------------------------------------
Net income                                             $    73.8         $    59.8         $   138.6         $   123.4
======================================================================================================================
Per share amounts:

Net income per common share:

Before accounting change                               $     .75         $     .61         $    1.41         $    1.26

Cumulative effect of accounting change                         -                 -                 -                 -
----------------------------------------------------------------------------------------------------------------------
Net income per common share                            $     .75         $     .61         $    1.41         $    1.26
======================================================================================================================
Net income per common share, assuming dilution:

Before accounting change                               $     .74         $     .61         $    1.40         $    1.25

Cumulative effect of accounting change                         -                 -                 -                 -
----------------------------------------------------------------------------------------------------------------------
Net income per common share, assuming dilution         $     .74         $     .61         $    1.40         $    1.25
======================================================================================================================
Dividends                                              $     .33         $     .30         $     .66         $     .60
======================================================================================================================

Average shares outstanding:

Common shares                                               98.3              97.8              98.2              97.7

Common shares, assuming dilution                            99.4              98.7              99.2              98.6
======================================================================================================================

                 See Notes to Consolidated Financial Statements

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                     -----------------------------------
                                                                     June 29, 2002        June 30, 2001
--------------------------------------------------------------------------------------------------------
Operating Activities:
--------------------
Net income                                                                $  138.6             $  123.4
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                                62.8                 62.2
  Amortization                                                                 9.5                 16.1
  Deferred taxes                                                               3.1                 (1.3)
  Changes in assets and liabilities                                          (46.2)               (97.6)
--------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                   167.8                102.8
--------------------------------------------------------------------------------------------------------

Investing Activities:
--------------------
Purchase of property, plant and equipment                                    (38.4)               (64.7)
Acquisitions, net of miscellaneous proceeds from sale of assets             (218.1)               (50.6)
Other                                                                        (11.6)               (37.9)
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (268.1)              (153.2)
--------------------------------------------------------------------------------------------------------

Financing Activities:
--------------------
Additional borrowings                                                        386.0                434.3
Payments of debt                                                            (223.4)              (330.9)
Dividends paid                                                               (72.5)               (66.1)
Purchase of treasury stock                                                    (3.3)                (8.2)
Proceeds from exercise of stock options                                       20.5                 13.7
Other                                                                          (.5)                 6.8
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    106.8                 49.6
--------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on cash balances                         .3                  (.3)
--------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                               6.8                 (1.1)
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                19.1                 11.4
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $   25.9             $   10.3
========================================================================================================

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

     The second quarters of 2002 and 2001 consisted of thirteen-week periods ending June 29, 2002 and June 30, 2001, respectively. The interim results of operations are not necessarily indicative of future financial results.

2.   Recent Acquisitions

     On May 17, 2002, the Company acquired Jackstadt GmbH, a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstadt has a global customer base and had consolidated revenues of approximately $400 million in 2001. The Jackstadt business is included in the Company's Pressure-sensitive Adhesives and Materials segment. Jackstadt complements the Company's operations in North America, Asia, Latin America and Europe, and will enhance the Company's ability to grow in Eastern Europe. Jackstadt is expected to enhance the Company's global presence and enable it to offer a broader selection of products and services.

     The purchase price at closing was approximately $300 million, which includes $200 million in cash and assumed debt of $100 million. The Company assumed liabilities of approximately $202 million, including the assumed debt, and had incurred acquisition costs of approximately $14 million by the end of the second quarter. The Company funded the transaction with cash and short-term commercial paper. The excess of the cost-basis over the fair value of net tangible assets acquired is currently estimated to be approximately $157 million, which includes estimated identified intangible assets of approximately $11 million, which are being amortized on a straight-line basis over 5 years. The purchase price paid at closing was based on financial statement values at June 30, 2001, and is subject to adjustment based upon a formula in the purchase agreement and which is subject to finalization of the closing financial statements. Jackstadt's results of operations have been included in the Company's consolidated financial statements as of the acquisition date.

     The preliminary allocation of the purchase price as of June 29, 2002 has been made and recorded in these financial statements. The Company has not finalized this allocation and is currently obtaining third-party valuations of assets and liabilities. In addition, the Company is currently reviewing its plans with regard to facilities rationalization that may require adjustments to estimated amounts recorded for closure of certain facilities and carrying values of Jackstadt assets. Receipt of the final valuations and ongoing assessments may impact the allocation of the purchase price, and changes to the preliminary allocation are likely to occur.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Recent Acquisitions (continued)

     The following represents the unaudited pro forma results of operations for the Company and Jackstadt as though the acquisition of Jackstadt had occurred at the beginning of the periods shown. The pro forma results include interest expense on additional debt that would have been needed to finance the purchase, amortization of intangibles that would have been acquired, and certain adjustments that would have been required to conform to the Company's accounting policies. The pro forma results of operations have been prepared based on the preliminary allocation of the purchase price and may require adjustment in accordance with the terms of the purchase agreement or as a result of the finalization of the purchase price allocation. This pro forma information is for comparison purposes only, and is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

     (In millions, except per share amounts)
     (Unaudited)
                                               ----------------------------------------------------------------
                                                    Three Months Ended                Six Months Ended
                                               ----------------------------------------------------------------
                                                June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001
     ----------------------------------------------------------------------------------------------------------
     Net sales                                       $1,108.8        $1,060.2        $2,138.0        $2,127.3
     ----------------------------------------------------------------------------------------------------------
     Net income                                      $   74.7        $   60.3        $  139.1        $  124.6
     ----------------------------------------------------------------------------------------------------------
     Net income per common share                     $    .76        $    .62        $   1.42        $   1.27
     ----------------------------------------------------------------------------------------------------------
     Net income per common share,
       assuming dilution                             $    .75        $    .61        $   1.40        $   1.26
     ----------------------------------------------------------------------------------------------------------

     Other acquisitions during 2002 were not significant to the Company's consolidated financial position or results of operations.

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

     SFAS No. 142 requires that goodwill be tested for impairment upon adoption of the Statement, as well as annually thereafter. The Company completed its goodwill impairment test during the first quarter of 2002 and had no impairment losses. Intangible assets deemed to have an indefinite life are tested for impairment by comparing the fair value of the asset to its carrying amount. The Company does not have intangible assets with indefinite lives. Based on the results of the impairment tests, the Company did not record a transitional impairment loss upon adoption of SFAS No. 142.

     The Company adopted SFAS No. 142 effective at the beginning of fiscal 2002 and as a result, ceased amortization of goodwill as of that date. Changes in the net carrying amount of goodwill for the year ended June 29, 2002, by reportable segment, are as follows:

                                                         Consumer and    Pressure-sensitive
                                                            Converted         Adhesives and
     (In millions)                                           Products             Materials                Total
     ------------------------------------------------------------------------------------------------------------
     Balance as of December 29, 2001                         $  148.9              $  144.3             $  293.2
        Goodwill acquired during the period                       3.4                 150.2                153.6
        Impairment losses                                           -                     -                    -
        Translation adjustments and other                         6.1                  11.8                 17.9
     ------------------------------------------------------------------------------------------------------------
     Balance as of June 29, 2002                             $  158.4              $  306.3             $  464.7
     ------------------------------------------------------------------------------------------------------------

     The following table sets forth the Company's acquired intangible assets at June 29, 2002 and December 29, 2001, which will continue to be amortized:

                                                      June 29, 2002                        December 29, 2001
                                           -----------------------------------  -------------------------------------
                                                 Gross                     Net        Gross                     Net
                                              Carrying   Accumulated  Carrying     Carrying   Accumulated  Carrying
     (In millions)                              Amount  Amortization    Amount       Amount  Amortization    Amount
     ----------------------------------------------------------------------------------------------------------------
     Amortizable intangible assets:
        Tradenames and trademarks              $  35.4       $   8.6   $  26.8      $  23.4       $   6.8   $  16.6
        Patented technology                       63.6           7.5      56.1         63.6           5.8      57.8
        Customer relations                        51.2           4.7      46.5         47.6           3.6      44.0
        Other intangibles                          2.5           1.0       1.5          2.3            .7       1.6
     ----------------------------------------------------------------------------------------------------------------
     Total                                     $ 152.7       $  21.8   $ 130.9      $ 136.9       $  16.9   $ 120.0
     ----------------------------------------------------------------------------------------------------------------

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. Goodwill and Intangibles Resulting from Business Acquisitions (continued)

     Amortization expense on intangible assets resulting from business acquisitions was $2 million and $4 million for three and six months ended June 29, 2002, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2001. Amortization expense on goodwill was $3.6 million and $7.1 million for the three and six months ended June 30, 2001. Based on current information, estimated amortization expense for such acquired intangible assets for this fiscal year, and for each of the next four succeeding fiscal years, is expected to be approximately $10 million, $10 million, $9 million, $9 million and $9 million, respectively.

     As required by SFAS No. 142, the results for the prior year's quarters have not been restated. Had the Company accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                                                               Three Months Ended                    Six Months Ended
                                                   ------------------------------------------------------------------------
     (In millions, except per share amounts)            June 29, 2002    June 30, 2001      June 29, 2002     June 30, 2001
     ----------------------------------------------------------------------------------------------------------------------
     Reported net income                                     $   73.8         $   59.8           $  138.6          $  123.4
     Goodwill amortization, net of tax                              -              3.5                  -               6.8
     -----------------------------------------------------------------------------------------------------------------------
        Adjusted net income                                  $   73.8         $   63.3           $  138.6          $  130.2
     -----------------------------------------------------------------------------------------------------------------------
      Basic earnings per share:
        As reported                                          $    .75         $    .61           $   1.41          $   1.26
        Goodwill amortization                                       -              .04                  -               .07
     -----------------------------------------------------------------------------------------------------------------------
        Adjusted basic earnings per share                    $    .75         $    .65           $   1.41          $   1.33
     -----------------------------------------------------------------------------------------------------------------------
      Diluted earnings per share:
        As reported                                          $    .74         $    .61           $   1.40          $   1.25
        Goodwill amortization                                       -              .03                  -               .07
     -----------------------------------------------------------------------------------------------------------------------
        Adjusted diluted earnings per share                  $    .74         $    .64           $   1.40          $   1.32
     -----------------------------------------------------------------------------------------------------------------------

4. Net Income Per Share

     Net income per common share amounts were computed as follows:

                                                                       Three Months Ended                 Six Months Ended
                                                               -------------------------------------------------------------------
     (In millions, except per share amounts)                    June 29, 2002    June 30, 2001    June 29, 2002     June 30, 2001
     -----------------------------------------------------------------------------------------------------------------------------
     (A)  Net income available to common shareholders                $   73.8         $   59.8         $  138.6         $   123.4
     -----------------------------------------------------------------------------------------------------------------------------
     (B)  Weighted average number of common shares
          outstanding                                                    98.3             97.8             98.2              97.7

          Additional common shares issuable under employee
          stock options using the treasury stock method                   1.1               .9              1.0                .9
     -----------------------------------------------------------------------------------------------------------------------------
     (C)  Weighted average number of common shares
          outstanding assuming the exercise of stock options             99.4             98.7             99.2              98.6
     =============================================================================================================================
     Net income per common share (A) / (B)                           $    .75         $    .61         $   1.41         $    1.26
     =============================================================================================================================
     Net income per common share, assuming
         dilution (A) / (C)                                          $    .74         $    .61         $   1.40         $    1.25
     =============================================================================================================================

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Comprehensive Income

     Comprehensive income for the Company included net income, foreign currency translation adjustments and the effective portion of cash flow hedges that are currently presented as a component of shareholders' equity. The Company's total comprehensive income for the three and six months ended June 29, 2002 was $107.4 million and $152.4 million, respectively. For the three and six months ended June 30, 2001, total comprehensive income was $51.3 million and $103.2 million, respectively. As of June 29, 2002, the foreign currency translation adjustment, minimum pension liability, net loss on derivative instruments designated as cash flow hedges and total accumulated other comprehensive loss balances were $(102.4) million, $(14.3) million, $(5.9) million and $(122.6) million, respectively. As of December 29, 2001, the foreign currency translation adjustment, minimum pension liability, net gain on derivative instruments designated as cash flow hedges and total accumulated other comprehensive loss balances were $(123.1) million, $(14.3) million, $1 million and $(136.4) million respectively.

     The table below details the cash flow hedging instrument activity in other comprehensive income (loss) for the first six months of 2002:

     (In millions)                                              June 29, 2002
     ------------------------------------------------------------------------
     Beginning accumulated derivative gain                           $   1.0
     Net loss reclassified to earnings                                    .1
     Net change in the revaluation of hedging transactions              (7.0)
     ------------------------------------------------------------------------
     Ending accumulated derivative loss                              $  (5.9)
     ========================================================================

6.   Foreign Currency

     Translation of financial statements of subsidiaries operating in hyperinflationary economies and transactions in foreign currencies resulted in losses of $.9 million and $2.1 million, respectively, during the three and six months ended June 29, 2002. For the three and six months ended June 30, 2001, the Company recorded gains of $.4 million and $.2 million, respectively. Operations in hyperinflationary economies consist of the Company's operations in Turkey for 2001 and 2002.

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

     During the three and six months ended June 29, 2002 changes in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges were not significant. Amounts the Company expects to reclassify from other comprehensive income to earnings during the fiscal year ending December 28, 2002 are not expected to be significant. A loss of approximately $2.7 million related to a net investment hedge is included in the foreign currency translation adjustment reported in accumulated other comprehensive loss.

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

8.   Inventories

     Inventories consisted of:

     (In millions)                         June 29, 2002    December 29, 2001
     --------------------------------------------------------------------------
     Raw materials                              $  103.5              $   82.9
     Work-in-progress                               83.6                  67.6
     Finished goods                                185.3                 134.6
     LIFO adjustment                               (16.8)                (17.7)
     --------------------------------------------------------------------------
                                                $  355.6               $ 267.4
     ==========================================================================

9.   Research and Development

     Research and development expense for the three and six months ended June 29, 2002 was $18 million and $35 million, respectively. For the three and six months ended June 30, 2001, research and development expense was $17.9 million and $35.3 million, respectively.

10.  Contingencies

     The Company has been designated by the U.S. Environmental Protection Agency
     (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at 9 waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

     The Company has accrued liabilities for sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes that it is unlikely the final resolution of these matters will significantly impact the consolidated financial position and operations of the Company.

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

                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11.  Cost Reduction Program

     The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involves cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company's operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset write-downs of $6.8 million. The positions included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represent cash paid or to be paid to employees terminated under the program. Asset write-downs represent non-cash charges required to reduce the carrying value of assets to be disposed of to net realizable value as of the planned date of disposal. At the end of the second quarter of 2002, $4.8 million remained accrued for severance and related costs (included in "Other current liabilities") and $0.7 million remained accrued for asset write-downs (included in "Other current liabilities") in the Condensed Consolidated Balance Sheet. At the end of the second quarter, of the 400 positions under these actions, approximately 320 employees had left the Company. The Company expects to complete this cost reduction program in 2002.

12.  Segment Information

     Financial information by reportable operating segment is set forth below:

                                                                Three Months Ended                Six Months Ended
                                                        ---------------------------------------------------------------------
      (In millions)                                       June 29, 2002    June 30, 2001     June 29, 2002    June 30, 2001
      -----------------------------------------------------------------------------------------------------------------------
      Net sales:
      Pressure-sensitive Adhesives and Materials             $   640.2         $  558.2         $ 1,190.6       $ 1,094.6
      Consumer and Converted Products                            460.0            448.1             880.1           900.7
      Intersegment/(1)/                                          (43.9)           (45.5)            (83.6)          (71.3)
      -----------------------------------------------------------------------------------------------------------------------
      Net sales                                              $ 1,056.3         $  960.8         $ 1,987.1       $ 1,924.0
      =======================================================================================================================
      Income (loss) from operations before
         interest and taxes:
      Pressure-sensitive Adhesives and Materials             $    60.9         $   46.4         $   111.9       $    91.3
      Consumer and Converted Products                             66.0             63.1             126.0           133.7
      Corporate administrative and research and
         development expenses                                    (11.8)            (6.1)            (19.6)          (11.8)
      Interest expense                                            (9.6)           (13.5)            (18.9)          (27.3)
      -----------------------------------------------------------------------------------------------------------------------
      Income before taxes and accounting change              $   105.5         $   89.9         $   199.4       $   185.9
      =======================================================================================================================

     /(1)/ Intersegment sales primarily represent sales from the Pressure-sensitive Adhesives and Materials segment to the Consumer and Converted Products segment.

      .
                           AVERY DENNISON CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13.  Recent Accounting Requirements

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement will be effective after December 31, 2002. The Company is currently in the process of evaluating the impact of adopting SFAS No. 146.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 are effective beginning in 2003. All other provisions were effective May 16, 2002. The provisions adopted, effective May 16, 2002, did not have a significant impact on the Company's financial results. The Company is in the process of determining the impact of this standard on the Company's financial results for those provisions effective in 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement was effective for the Company on December 30, 2001, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB Opinion No. 30's requirement that companies report discontinued operations separately from continuing operations. For the quarter and six months ended June 29, 2002, the Company divested operations whose results, including the gain/loss on asset sales, did not have a significant impact on the income statement and were, therefore, not reflected as discontinued operations in the Company's Consolidated Statement of Income.

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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter
--------------------------------------

On May 17, 2002, the Company acquired Jackstadt GmbH, a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstadt has a global customer base and had consolidated revenues of approximately $400 million in 2001. The Jackstadt business is included in the Company's Pressure-sensitive Adhesives and Materials segment. Jackstadt complements the Company's operations in North America, Asia, Latin America and Europe, and will enhance the Company's ability to grow in Eastern Europe. Jackstadt is expected to enhance the Company's global presence and enable it to offer a broader selection of products and services.

The purchase price at closing was approximately $300 million, which includes $200 million in cash and assumed debt of $100 million. The Company assumed liabilities of approximately $202 million, including the assumed debt, and had incurred acquisition costs of approximately $14 million by the end of the second quarter. The Company funded the transaction with cash and short-term commercial paper. The excess of the cost-basis over the fair value of net tangible assets acquired is currently estimated to be approximately $157 million, which includes estimated identified intangible assets of approximately $11 million, which are being amortized on a straight-line basis over 5 years. The purchase price paid at closing was based on financial statement values at June 30, 2001, and is subject to adjustment based upon a formula in the purchase agreement and which is subject to finalization of the closing financial statements. Jackstadt's results of operations have been included in the Company's consolidated financial statements as of the acquisition date.

Quarterly sales were $1.06 billion, compared to second quarter 2001 sales of $960.8 million. Excluding the impact of currency, sales increased 10.3 percent. The acquisition of Jackstadt contributed an additional $45.7 million in sales to the second quarter of 2002 as compared to the same period last year. The reduction in sales related to divested operations represented $18 million for the quarter.

Gross profit margin increased to 32.8 percent for the quarter compared to 32.5 percent for the second quarter of 2001. The increase was primarily due to cost reduction programs and productivity improvement gains achieved through the Six Sigma program. These improvements were partially offset by lower gross profit margin on the Jackstadt business.

Marketing, general and administrative expense, as a percent of sales, was 21.9 percent compared to 21.7 percent for the second quarter of 2001. The increase was primarily due to increases in marketing expenses and bonus accruals due to higher sales and net income. Integration costs related to the Jackstadt acquisition also contributed to the increase in marketing, general and administrative expense. Productivity improvements and the change in accounting for goodwill amortization partially offset the increases.

Interest expense decreased to $9.6 million for the quarter, compared to $13.5 million a year ago, primarily reflecting lower interest rates on short-term, floating rate debt. The decrease in interest expense was partially offset by the additional interest on the debt used to fund the Jackstadt acquisition.

Income before taxes, as a percent of sales, was 10 percent compared to 9.4 percent a year ago. The increase reflects the higher gross profit margin and the decrease in interest expense. The elimination of goodwill amortization also had a positive impact on the Company's pretax income. The effective tax rate decreased to 30 percent for the quarter compared to 33.5 percent for the second quarter of 2001 and 32.4 percent for the full year 2001, primarily due to the change in accounting for goodwill, as well as both structural and operational changes that reduced the effective tax rate on a global basis.

Net income totaled $73.8 million compared to $59.8 million in the second quarter of 2001. Net income, as a percent of sales, was 7 percent for the second quarter of 2002 and 6.2 percent for the same period last year.

                  AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter (continued)
--------------------------------------------------

Net income per common share for the quarter was $.75 compared to $.61 in the second quarter of 2001. Net income per common share, assuming dilution, was $.74 for the second quarter of 2002 and $.61 for the second quarter of 2001. The results for the second quarter of 2002 include an approximate $(.02) per share, assuming dilution, impact from the acquisition of Jackstadt and a benefit of approximately $.03 per share, assuming dilution, related to the accounting change eliminating goodwill amortization.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:                                 Three Months Ended
                                                             ----------------------------------------------
(In millions)                                                     June 29, 2002            June 30, 2001
-----------------------------------------------------------------------------------------------------------
Net sales                                                               $ 640.2                  $ 558.2
Income from operations before interest and taxes                           60.9                     46.4
-----------------------------------------------------------------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the second quarter of 2002 compared to the same period last year. Sales increased domestically primarily due to the strong volume growth in the roll materials business, including the market share gain from business obtained from the closure of a competitor's plant and a supply agreement with a company that decided to outsource its manufacturing of certain roll label materials, as well as strong volume growth in the specialty tapes business. The sales increase was partially offset by the reduction in sales from divested operations, including the specialty coatings business sold in the fourth quarter of 2001. Sales increased internationally, primarily due to the acquisition of Jackstadt and sales growth in most businesses in Asia, Europe and Latin America.

The segment reported an increase in income for the second quarter of 2002 compared to the same period last year. Income increased domestically and internationally primarily due to strong volume growth and improved profitability achieved through cost reductions and productivity gains, and the change in accounting for goodwill amortization. The increase was partially offset by integration costs related to the Jackstadt acquisition.

Consumer and Converted Products:                                            Three Months Ended
                                                             ----------------------------------------------
(In millions)                                                     June 29, 2002            June 30, 2001
-----------------------------------------------------------------------------------------------------------
Net sales                                                               $ 460.0                  $ 448.1
Income from operations before interest and taxes                           66.0                     63.1
-----------------------------------------------------------------------------------------------------------

The Consumer and Converted Products segment reported an increase in sales for the second quarter of 2002 compared to the same period last year. Sales in the U.S operations increased primarily due to increased sales volume in the office products business because of higher sales related to the back-to-school season in the second quarter, as well as increased sales from the industrial and automotive business. Sales from international operations increased primarily due to the strong volume growth in Asia, especially in the ticketing business, and sales growth in Europe. The increase was partially offset by the reduction in sales from divested operations. The segment reported an increase in income for the second quarter of 2002 compared to the same period last year. Income increased domestically and internationally primarily due to improved sales, improved productivity and the change in accounting for goodwill amortization.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: Six Months Year-To-Date
----------------------------------------------

Sales for the first six months of 2002 were $1.99 billion, compared to $1.92 billion in the corresponding period of 2001. Excluding the impact of currency, sales increased 4.3 percent. The acquisitions of Jackstadt in May of 2002 and Dunsirn Industries and CD Stomper in February of 2001 contributed an additional $53.3 million in sales for the first six months of 2002 over the amounts contributed by these businesses as compared to the same period last year. The reduction in sales related to divested operations represented $37.9 million for the first six months.

Gross profit margin for the first six months increased to 33 percent compared to
32.8 percent for the first six months of 2001. The increase was primarily due to cost reduction programs and productivity improvement gains achieved through the Six Sigma program. Lower gross profit margin on the Jackstadt business partially offset the improvements.

Marketing, general and administrative expense, as a percent of sales, for the first six months was 22 percent compared to 21.7 percent for the first six months of 2001. The increase was primarily due to increases in marketing expenses and bonus accruals due to higher sales and net income. Integration costs related to the Jackstadt acquisition also contributed to the increase in marketing, general and administrative expense. Productivity improvements and the change in accounting for goodwill amortization partially offset the increases.

Interest expense decreased to $18.9 million for the first six months, compared to $27.3 million for the first six months of 2001, primarily reflecting lower interest rates on short-term, floating rate debt. The decrease in interest expense was partially offset by the additional interest on the debt used to fund the Jackstadt acquisition.

Income before taxes, as a percent of sales, was 10 percent compared to 9.7 percent a year ago. The increase reflects the higher gross profit margin and the decrease in interest expense. The elimination of goodwill amortization also had a positive impact on the Company's pretax income. The year-to-date effective tax rate decreased to 30.5 percent for 2002 from 33.5 percent for the first six months of 2001 and 32.4 percent for the full year 2001. The decrease is primarily due to the change in accounting for goodwill, as well as both structural and operational changes that reduced the effective tax rate on a global basis.

Net income totaled $138.6 million compared to $123.4 million in the first six months of 2001. Net income, as a percent of sales, was 7 percent for the first six months of 2002 and 6.4 percent for the same period last year.

Net income per common share for the first six months was $1.41 compared to $1.26 for the same period last year. Net income per common share, assuming dilution, was $1.40 for the first six months of 2002 and $1.25 for the first six months of 2001. The results for the first six months of 2002 include an approximate $(.02) per share, assuming dilution, impact from the acquisition of Jackstadt and a benefit of approximately $.07 per share, assuming dilution, related to the accounting change eliminating goodwill amortization.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:                                          Six Months Ended
                                                                         -----------------------------------------
(In millions)                                                                 June 29, 2002         June 30, 2001
------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $ 1,190.6             $ 1,094.6
Income from operations before interest and taxes                                      111.9                  91.3
------------------------------------------------------------------------------------------------------------------

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the first six months of 2002 compared to the same period last year. Sales increased domestically primarily due to the strong volume growth in

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: Six Months Year-To-Date (continued)
----------------------------------------------------------

the roll materials business, including the market share gain from business obtained from the closure of a competitor's plant and a supply agreement with a company that decided to outsource its manufacturing of certain roll label materials, as well as a full six months of sales from the Dunsirn acquisition, which occurred in February of 2001. Sales also improved in the U.S. specialty tapes business. The sales increase was partially offset by the reduction in sales from divested operations, including the specialty coatings business sold in the fourth quarter of 2001. Sales increased internationally, primarily due to the acquisition of Jackstadt and strong volume growth in Asia and Europe. Sales growth in Latin America was partially offset by the negative impact of changes in foreign currency exchange rates.

The segment reported an increase in income for the first six months of 2002 compared to the same period last year. Income increased domestically and internationally primarily due to sales growth, improved profitability in the roll materials, graphics and specialty tapes businesses achieved through cost reductions and productivity gains, and the change in accounting for goodwill amortization.

Consumer and Converted Products:                                                 Six Months Ended
                                                                       --------------------------------------
(In millions)                                                            June 29, 2002       June 30, 2001
-------------------------------------------------------------------------------------------------------------
Net sales                                                                       $ 880.1              $ 900.7
Income from operations before interest and taxes                                  126.0                133.7
-------------------------------------------------------------------------------------------------------------

The Consumer and Converted Products segment reported a decrease in sales for the first six months of 2002 compared to the same period last year. Sales in the U.S operations declined primarily due to weak retail apparel sales in the first quarter, which impacted the ticketing business, and the general economic weakness in the first quarter, which impacted sales volumes across most of the segment. The decrease in sales in the U.S. operations was partially offset by a full six months of sales from the acquisition of CD Stomper, which occurred in February of 2001. Excluding the reduction in sales from divested operations, sales from international operations increased. The increase was primarily due to the sales increase in Asia. The increase was partially offset by the negative impact of changes in foreign currency exchange rates, weak retail apparel sales in the first quarter which impacted the ticketing business and the general weakness in business conditions experienced in international markets during the first quarter. The segment reported a decrease in income primarily due to the overall decline in sales from U.S. operations. This decrease was partially offset by the change in accounting for goodwill amortization.

Financial Condition
-------------------

Average working capital, excluding short-term debt, as a percent of sales, decreased to 8.5 percent for the quarter from 8.7 percent a year ago. This decrease is due primarily to the increase in sales. Excluding the Jackstadt acquisition, average working capital, excluding short-term debt, would have been
7.2 percent. The average number of days sales outstanding in accounts receivable increased to 65 days compared to 59 days a year ago, reflecting the increase in accounts receivable at the end of the quarter from the Jackstadt acquisition and longer payment terms associated with increased international sales.

Net cash flows provided by operating activities totaled $167.8 million for the first six months of 2002 and $102.8 million for the first six months of 2001. The increase in net cash flows provided by operating activities was primarily due to the changes in working capital and the increase in net income. In addition to cash flows from operations, the Company has adequate financing arrangements, at competitive rates, to conduct its operations.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition (continued)
-------------------------------

Capital expenditures for the quarter were $20.9 million compared to $28.9 million a year ago. For the first six months of 2002, capital spending totaled $38.4 million compared to $64.7 million a year ago. Capital expenditures for 2002 are expected to be approximately $160 million, as compared to $135.4 million in 2001. The Company's major capital projects this year are focused on the international markets, including additional capital needs for the Jackstadt business.

Other expenditures in investing activities declined compared to the prior year primarily due to a reduction in spending for software.

During the first six months of 2002, total debt increased $260.3 million to $1.11 billion from year end 2001. The increase in debt was due primarily to fund the acquisition of Jackstadt, capital purchases and for other general purposes. Total debt to total capital was 51.6 percent as of the end of the second quarter of 2002 and 47.8 percent at year end 2001. The increase is due to additional short-term borrowings to fund the Jackstadt acquisition. In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company's office products businesses in Europe with Zweckform Buro-Produkte GmbH, a German office products supplier. The obligation of $80.2 million is reported in the "Other long-term obligation" line on the Condensed Consolidated Balance Sheet, and is scheduled to be paid in 2004.

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

Shareholders' equity increased to $1.04 billion from $929.4 million at year end 2001. During the first six months of 2002, the Company purchased approximately 53,000 shares of common stock at a cost of $3.3 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company's stock and incentive plans, increased by $37.1 million to $711.6 million from year end 2001. Dividends paid for the first six months of 2002 totaled $72.5 million compared to $66.1 million a year ago.

Cost Reduction Program
----------------------

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involves cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company's operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset write-downs of $6.8 million. The positions included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represent cash paid or to be paid to employees terminated under the program. Asset write-downs represent non-cash charges required to reduce the carrying value of assets to be disposed of to net realizable value as of the planned date of disposal. At the end of the second quarter of 2002, $4.8 million remained accrued for severance and related costs (included in "Other current liabilities") and $0.7 million remained accrued for asset write-downs (included in "Other current liabilities") in the Condensed Consolidated Balance Sheet. At the end of the second quarter, of the 400 positions under these actions, approximately 320 employees had left the Company. The Company expects to complete this cost reduction program in 2002.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Future Accounting Requirements
------------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement will be effective after December 31, 2002. The Company is currently in the process of evaluating the impact of adopting SFAS No. 146.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 are effective beginning in 2003. All other provisions were effective May 16, 2002. The provisions adopted, effective May 16, 2002, did not have a significant impact on the Company's financial results. The Company is in the process of determining the impact of this standard on the Company's financial results for those provisions effective in 2003.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement was effective for the Company on December 30, 2001, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB Opinion No. 30's requirement that companies report discontinued operations separately from continuing operations. For the quarter and six months ended June 29, 2002, the Company divested operations whose results, including the gain/loss on asset sales, did not have a significant impact on the income statement and were, therefore, not reflected as discontinued operations in the Company's Consolidated Statement of Income.

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

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Outlook
-------

The Company's results for the first six months of 2002 reflected stronger sales growth in the second quarter following the challenging economic environment in the U.S. and international markets during the first quarter. While order patterns across many of the Company's businesses continue to be generally strong, the Company is cautious about the outlook for the second half of 2002, given the worldwide economic uncertainties.

The Jackstadt acquisition in May 2002 is the Company's largest acquisition in over a decade. The Company believes the combination is a strategic fit in the core pressure-sensitive materials and graphics businesses. Jackstadt is expected to strengthen the Company's business in many developing markets and important growth areas around the world, including Asia, Latin America and Eastern Europe. Integration of the Jackstadt business has begun, and the majority of the integration actions are expected to be completed over the next 24 months. The Company believes the total cash cost of the integration will be in the range of $60 million to $70 million, of which approximately $30 million to $40 million is expected to be recorded as a charge to the income statement. The Company anticipates finalizing its integration plans and recording the charge in the third quarter of 2002.

Interest expense was $9.6 million for the second quarter and $18.9 million for the first six months of 2002, reflecting lower interest rates on the Company's short-term, floating rate debt. The Company expects interest expense to increase to the range of $11 million to $12 million in the third quarter, after giving effect to an anticipated refinancing of short-term debt to long-term debt.

The effective tax rate was 30 percent for the second quarter and 30.5 percent for the first six months of 2002. Due to the change in accounting for goodwill and both structural and operational changes, the Company believes, subject to changes in the geographic mix of income, the effective tax rate for the remainder of 2002 will be in the range of approximately 30 percent to 30.5 percent.

Any further devaluation of the Argentine peso would continue to negatively impact revenues and earnings from the Company's operations in Argentina. Political, regulatory, economic, currency and other business issues in Argentina are likely to continue to negatively impact those operations for the remainder of 2002 as compared to 2001. Operations in Argentina (primarily reported in the Pressure-sensitive Adhesives and Materials segment) represented less than $25 million in sales in 2001 and are not significant to the Company's financial results.

Other international operations, principally in Western Europe, constitute a significant portion of the Company's business. The Company is exposed to foreign currency exchange rate risk, and changes to foreign exchange rates in Western Europe and elsewhere will impact the Company's financial results.

The adoption of SFAS No.142 benefited earnings per share, assuming dilution, by approximately $.07 in the first six months of 2002. Under the new accounting standard, the Company no longer amortizes goodwill. The Company expects the new accounting rule to benefit earnings per share, assuming dilution, by approximately $.13 for 2002, as compared to 2001. However, the Company anticipates that increased amortization expense related to capitalized software will partially offset the benefit from the accounting change for goodwill amortization.

In this period of challenging worldwide economic conditions, the Company is focused on cost management efforts and believes it is positioned for further growth as economic conditions improve. The Company has reduced costs and expects to continue to benefit from the implementation of productivity improvement initiatives. In addition to driving down costs, the Company continues to pursue long-term growth initiatives. These initiatives include acquisitions, entry into new markets, development of new products and geographic expansion.

                   AVERY DENNISON CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Safe Harbor Statement
---------------------

Except for historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as "anticipate," "assume," "believe," "estimate," "expect," "plan," "project," "will," and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from anticipated future results, performance or achievements of the Company expressed or implied by such forward-looking statements.

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

a. Exhibits: 3(ii) Bylaws, as amended July 25, 2002.

             12    Computation of Ratio of Earnings to Fixed Charges

b. Reports on Form 8-K:

   Registrant filed a current report on Form 8-K on August 6, 2002 with respect to SEC Order No. 4-460 related to the Company's Chief Executive Officer and Chief Financial Officer statements.

   Registrant filed a current report on Form 8-K on June 3, 2002 with respect to the Company's acquisition of Jackstadt GmbH.

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


                                             AVERY DENNISON CORPORATION
                                             --------------------------
                                             (Registrant)



                                             /s/ Daniel R. O'Bryant
                                             -------------------------
                                             Daniel R. O'Bryant
                                             Senior Vice President, Finance, and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



                                             /s/ Michael A. Skovran
                                             -------------------------
                                             Michael A. Skovran
                                             Vice President and Controller
                                             (Chief Accounting Officer)



                                             August 13, 2002