Form 10-Q
period 2002-09-28
AVERY DENNISON CORPORATION
filed 2002-11-12
CIK 8818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-7685

AVERY DENNISON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1492269 (I.R.S. employer identification no.)

150 North Orange Grove Boulevard, Pasadena, California (Address of principal executive offices)	91103 (Zip code)

(626) 304-2000 (Registrant’s telephone number, including area code)

Indicate by a check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes	☒	No	☐

Number of shares of $1 par value common stock outstanding as of October 26, 2002:  109,808,214

AVERY DENNISON CORPORATION
AND SUBSIDIARIES

PART I. ITEM 1. FINANCIAL INFORMATION
AVERY DENNISON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	September 28, 2002	December 29, 2001

ASSETS
Current assets:
Cash and cash equivalents	$28.9	$19.1
Trade accounts receivable, net	742.0	569.1
Inventories, net	341.0	267.4
Deferred taxes	53.3	58.8
Other current assets	76.3	65.8

Total current assets	1,241.5	980.2
Property, plant and equipment, at cost	2,205.0	2,057.5
Accumulated depreciation	1,071.4	982.9

Property, plant and equipment, net	1,133.6	1,074.6
Goodwill, net	446.1	293.2
Other intangibles resulting from business acquisitions, net	129.2	120.0
Other assets	351.7	341.4

	$3,302.1	$2,809.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$268.9	$223.0
Accounts payable	388.6	316.4
Other current liabilities	559.4	409.6

Total current liabilities	1,216.9	949.0
Long-term debt	768.7	626.7
Non-current deferred taxes and other long-term liabilities	215.2	229.7
Other long-term obligation	81.1	74.6
Shareholders’ equity:
Common stock - $1 par value; authorized - 400,000,000 shares; issued - 124,126,624 shares at September 28, 2002 and December 29, 2001	124.1	124.1
Capital in excess of par value	740.2	707.2
Retained earnings	1,649.0	1,556.1
Cost of unallocated ESOP shares	(13.7)	(13.7)
Employee stock trusts, 11,304,840 shares at September 28, 2002 and 12,008,123 shares at December 29, 2001	(667.8)	(674.5)
Treasury stock at cost, 14,316,822 shares at September 28, 2002 and 14,235,871 shares at December 29, 2001	(638.4)	(633.4)
Accumulated other comprehensive loss	(173.2)	(136.4)

Total shareholders’ equity	1,020.2	929.4

	$3,302.1	$2,809.4

See Notes to Consolidated Financial Statements

AVERY DENNISON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales	$1,114.5	$966.7	$3,101.6	$2,890.7
Cost of products sold	761.3	653.9	2,093.0	1,947.1

Gross profit	353.2	312.8	1,008.6	943.6
Marketing, general and administrative expense	239.5	209.6	676.6	627.2
Interest expense	11.8	12.4	30.7	39.7
Other expense	15.2	—	15.2	—

Income before taxes	86.7	90.8	286.1	276.7
Taxes on income	23.6	29.1	84.4	91.4

Income before accounting change	63.1	61.7	201.7	185.3
Cumulative effect of accounting change, net of tax	—	—	—	(.2)

Net income	$63.1	$61.7	$201.7	$185.1

Per share amounts:
Net income per common share:
Before accounting change	$.64	$.63	$2.05	$1.89
Cumulative effect of accounting change	—	—	—	—

Net income per common share	$.64	$.63	$2.05	$1.89

Net income per common share, assuming dilution:
Before accounting change	$.64	$.63	$2.03	$1.88
Cumulative effect of accounting change	—	—	—	—

Net income per common share, assuming dilution	$.64	$.63	$2.03	$1.88

Dividends	$.33	$.30	$.99	$.90

Average shares outstanding:
Common shares	98.5	97.9	98.3	97.8
Common shares, assuming dilution	99.3	98.6	99.2	98.6

See Notes to Consolidated Financial Statements

AVERY DENNISON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended

	September 28, 2002	September 29, 2001

Operating Activities:
Net income	$201.7	$185.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94.6	93.1
Amortization	16.6	23.9
Deferred taxes	4.8	1.9
Asset impairment and lease cancellation costs	15.2	—
Changes in assets and liabilities	(12.2)	(59.6)

Net cash provided by operating activities	320.7	244.4

Investing Activities:
Purchase of property, plant and equipment	(71.3)	(96.6)
Proceeds from sale of assets	9.9	11.0
Payments for acquisitions	(220.9)	(63.9)
Purchase of software	(14.4)	(42.3)
Other	(10.3)	(13.9)

Net cash used in investing activities	(307.0)	(205.7)

Financing Activities:
Additional borrowings	404.8	416.5
Payments of debt	(326.0)	(356.7)
Dividends paid	(108.7)	(99.1)
Purchase of treasury stock	(5.0)	(17.8)
Proceeds from exercise of stock options	20.3	14.6
Other	11.4	9.9

Net cash used in financing activities	(3.2)	(32.6)

Effect of foreign currency translation on cash balances	(0.7)	—

Increase in cash and cash equivalents	9.8	6.1

Cash and cash equivalents, beginning of period	19.1	11.4

Cash and cash equivalents, end of period	$28.9	$17.5

See Notes to Consolidated Financial Statements

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company’s interim results. Certain prior year amounts have been reclassified to conform with the current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company’s 2001 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2001 Annual Report on Form 10-K.

The third quarters of 2002 and 2001 consisted of thirteen-week periods ending September 28, 2002 and September 29, 2001, respectively. The interim results of operations are not necessarily indicative of future financial results.

2.	Recent Acquisitions

On May 17, 2002, the Company acquired Jackstädt GmbH, a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstädt has a global customer base and had consolidated revenues of approximately $400 million in 2001.  The Jackstädt business is included in the Company’s Pressure-sensitive Adhesives and Materials segment.  Jackstädt complements the Company’s operations in North America, Asia, Latin America and Europe. Jackstädt enhances the Company’s global presence, including its capability to grow in Eastern Europe, and enables it to offer a broader selection of products and services.

The purchase price at closing was approximately $300 million, which included approximately $200 million in cash and assumed debt of approximately $100 million.  The Company assumed liabilities of approximately $203 million, including the assumed debt, accrued payroll and benefits, accounts payable, other accrued liabilities, long-term retirement benefits and other current and long-term liabilities. The Company funded the transaction with cash and short-term commercial paper.  The excess of the cost-basis over the fair value of net tangible assets acquired is currently estimated to be approximately $152 million, which includes estimated identified intangible assets of approximately $11 million, which are being amortized on a straight-line basis over 5 years.  The purchase price paid at closing was based on financial statement values at June 30, 2001, and is subject to adjustment based upon a formula in the purchase agreement and is subject to finalization after a review of the closing financial statements. Jackstädt’s results of operations have been included in the Company’s consolidated financial statements as of the acquisition date.

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recent Acquisitions (continued)

The preliminary allocation of the purchase price as of September 28, 2002 has been made and recorded in these financial statements.  The Company has not finalized this allocation and is currently obtaining third-party valuations of assets and liabilities.  In addition, the Company is currently reviewing its plans with regard to facilities rationalization that may require adjustments to estimated amounts recorded for closure of certain facilities and carrying values of Jackstädt assets.  Review of the final valuations and ongoing assessments may impact the allocation of the purchase price, and changes to the preliminary allocation are likely to occur.

The following represents the unaudited pro forma results of operations for the Company and Jackstädt as though the acquisition of Jackstädt had occurred at the beginning of the periods shown.  The pro forma results include interest expense on additional debt that would have been needed to finance the purchase, amortization of intangibles that would have been acquired, and certain adjustments that would have been required to conform to the Company’s accounting policies.  The pro forma results of operations have been prepared based on the preliminary allocation of the purchase price and may require adjustment in accordance with the terms of the purchase agreement or as a result of the finalization of the purchase price allocation.  This pro forma information is for comparison purposes only, and is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales	$1,114.5	$1,061.9	$3,252.5	$3,189.2

Net income	$63.1	$60.2	$202.2	$184.7

Net income per common share	$.64	$.61	$2.06	$1.89
Net income per common share, assuming dilution	$.64	$.61	$2.04	$1.87

Other acquisitions during 2002 were not significant to the Company’s consolidated financial position or results of operations.

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” which supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations.” This Statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of other intangible assets separately from goodwill. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement were effective in the first quarter of 2002. As a result of this Statement, the Company discloses goodwill separately from other intangible assets on the Condensed Consolidated Balance Sheet.

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions (continued)

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (v) intangible assets with finite lives will be amortized over their useful lives. The Statement provides specific guidance on testing goodwill and other intangible assets for impairment, and requires that reporting units be identified for the purpose of assessing potential future impairments.  All provisions of this Statement were effective at the beginning of fiscal 2002. Utilizing internal and external resources, the Company adopted SFAS No.142 in the first quarter of 2002.  The Company identified its reporting units and the amounts of goodwill, other intangible assets, other assets and liabilities allocated to those reporting units.

SFAS No. 142 requires that goodwill be tested for impairment upon adoption of the Statement, as well as annually thereafter.  The Company completed its goodwill impairment test during the first quarter of 2002 and had no impairment losses.  Other intangible assets deemed to have an indefinite life are tested for impairment by comparing the fair value of the asset to its carrying amount.  The Company does not have other intangible assets with indefinite lives.

The Company adopted SFAS No. 142 effective at the beginning of fiscal 2002 and as a result, ceased amortization of goodwill as of that date.  Changes in the net carrying amount of goodwill for the nine months ended September 28, 2002, by reportable segment, are as follows:

(In millions)	Consumer and Converted Products	Pressure-sensitive Adhesives and Materials	Total

Balance as of December 29, 2001	$148.9	$144.3	$293.2
Goodwill acquired during the period	3.6	150.6	154.2
Impairment losses	—	—	—
Translation adjustments and other	7.5	(8.8)	(1.3)

Balance as of September 28, 2002	$160.0	$286.1	$446.1

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions (continued)

The following table sets forth the Company’s acquired other intangible assets at September 28, 2002 and December 29, 2001, which will continue to be amortized:

	September 28, 2002			December 29, 2001

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable other intangible assets:
Tradenames and trademarks	$35.7	$9.9	$25.8	$23.4	$6.8	$16.6
Patented technology	63.6	8.3	55.3	63.6	5.8	57.8
Customer relations	51.8	5.2	46.6	47.6	3.6	44.0
Other intangibles	2.7	1.2	1.5	2.3	.7	1.6

Total	$153.8	$24.6	$129.2	$136.9	$16.9	$120.0

Amortization expense on intangible assets resulting from business acquisitions was $2.8 million and $6.8 million for the three and nine months ended September 28, 2002, respectively, and $1.9 million and $5.5 million for the three and nine months ended September 29, 2001.  Amortization expense on goodwill was $3.8 million and $11.0 million for the three and nine months ended September 29, 2001.  Based on current information, estimated amortization expense for such acquired intangible assets for this fiscal year, and for each of the next four succeeding fiscal years, is expected to be approximately $10 million, $10 million, $9 million, $9 million and $9 million, respectively.

As required by SFAS No. 142, the results for the prior year’s quarters have not been restated.  Had the Company  accounted for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended

(In millions, except per share amounts)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Reported net income	$63.1	$61.7	$201.7	$185.1
Goodwill amortization, net of tax	—	3.6	—	10.4

Adjusted net income	$63.1	$65.3	$201.7	$195.5

Basic earnings per share:
As reported	$.64	$.63	$2.05	$1.89
Goodwill amortization	—	.04	—	.11

Adjusted basic earnings per share	$.64	$.67	$2.05	$2.00

Diluted earnings per share:
As reported	$.64	$.63	$2.03	$1.88
Goodwill amortization	—	.03	—	.10

Adjusted diluted earnings per share	$.64	$.66	$2.03	$1.98

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Net Income Per Share

Net income per common share amounts were computed as follows:

		Three Months Ended		Nine Months Ended

(In millions, except per share amounts)		September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

(A)	Net income available to common shareholders	$63.1	$61.7	$201.7	$185.1

(B)	Weighted average number of common shares outstanding	98.5	97.9	98.3	97.8
	Additional common shares issuable under employee stock options using the treasury stock method	.8	.7	.9	.8

(C)	Weighted average number of common shares outstanding assuming the exercise of stock options	99.3	98.6	99.2	98.6

Net income per common share (A) ÷ (B)		$.64	$.63	$2.05	$1.89

Net income per common share, assuming dilution (A) ÷ (C)		$.64	$.63	$2.03	$1.88

Certain employee stock options were not included in the computation of net income per common share, assuming dilution, because these options would not have had a dilutive effect.  The number of antidilutive stock options (which are options that have exercise prices greater than the average market price for the period) excluded from the computation were 0.1 million for the three and nine months ended September 28, 2002, and 2.1 million and 1.7 million for the three and nine months ended September 29, 2001, respectively.

5.	Comprehensive Income

Comprehensive income for the Company included net income, foreign currency translation adjustments and the effective portion of cash flow hedges that are currently presented as a component of shareholders’ equity.  There was no change in the minimum pension liability for the three and nine months ended September 28, 2002.  The Company’s total comprehensive income for the three and nine months ended September 28, 2002 was $12.5 million and $164.9 million, respectively.  For the three and nine months ended September 29, 2001, total comprehensive income was $79.5 million and $182.7 million, respectively.  As of September 28, 2002, the foreign currency translation adjustment, minimum pension liability, net loss on derivative instruments designated as cash flow hedges and total accumulated other comprehensive loss balances were $(126.4) million, $(14.3) million, $(32.5) million and $(173.2) million, respectively.  As of December 29, 2001, the foreign currency translation adjustment, minimum pension liability, net gain on derivative instruments designated as cash flow hedges and total accumulated other comprehensive loss balances were $(123.1) million, $(14.3) million, $1 million and $(136.4) million respectively.

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Comprehensive Income (continued)

The table below details the cash flow hedging instrument activity in other comprehensive income (loss) for the first nine months of 2002:

(In millions)	September 28, 2002

Beginning accumulated derivative gain	$1.0
Net gain reclassified to earnings	(.6)
Net change in revaluation of hedging transactions	(32.9)

Ending accumulated derivative loss	$(32.5)

The Company entered into a forward starting interest rate swap in May 2002 to hedge the interest cost associated with the Company’s anticipated long-term debt issuance.  The principal amount of the hedge was $250 million.  Because of a shift in interest rates, an unrealized loss of approximately $33 million was included in other comprehensive income as of the end of the third quarter 2002.  The forward starting interest rate swap is revalued monthly in accordance with applicable accounting standards.  Upon issuance of the long-term debt, the gain or loss, if any, will be amortized to interest expense over 10 years.

6.	Foreign Currency

Translation of financial statements of subsidiaries operating in hyperinflationary economies and transactions in foreign currencies resulted in losses, net of tax, of $0.7 million and $2.8 million, during the three and nine months ended September 28, 2002, respectively.  For the three and nine months ended September 29, 2001, the Company recorded losses of $0.6 million and $0.4 million, respectively.  Operations in hyperinflationary economies consist of the Company’s operations in Turkey for 2001 and 2002.

7.	Financial Instruments

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in the first quarter of 2001 and recorded a transition adjustment reducing net income by $0.2 million (net of tax). This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value.

The Company enters into foreign exchange forward, option and swap contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in foreign currencies. The Company also enters into interest rate contracts to manage its exposure to interest rate fluctuations.

During the three and nine months ended September 28, 2002 changes in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges were not significant.  The Company expects to reclassify from other comprehensive income to earnings a loss of approximately $1.9 million over the next twelve months.  A loss of approximately $2.7 million related to a net investment hedge is included in the foreign currency translation adjustment reported in accumulated other comprehensive loss.

The Company entered into a forward starting interest rate swap in May 2002 to hedge the interest cost associated with the Company’s anticipated long-term debt issuance.  The principal amount of the hedge was $250 million.  Because of a shift in interest rates, an unrealized loss of approximately $33 million was included in other comprehensive income as of the end of the third quarter 2002.  The forward starting interest rate swap is revalued monthly in accordance with applicable accounting standards. Upon issuance of the long-term debt, the gain or loss, if any, will be amortized to interest expense over 10 years.

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Inventories

Inventories consisted of:

(In millions)	September 28, 2002	December 29, 2001

Raw materials	$100.1	$82.9
Work-in-progress	81.5	67.6
Finished goods	175.6	134.6
LIFO adjustment	(16.2)	(17.7)

	$341.0	$267.4

9.	Software

The Company capitalizes software costs in accordance with American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are included in the “Other assets” line on the Condensed Consolidated Balance Sheet. Capitalized software is amortized on a straight-line basis over the estimated useful life of the software, not to exceed 10 years.

10.	Research and Development

Research and development expense for the three and nine months ended September 28, 2002 was $18.4 million and $53.4 million, respectively.  For the three and nine months ended September 29, 2001, research and development expense was $16.6 million and $51.9 million, respectively.

11.	Contingencies

The Company has been designated by the U.S. Environmental Protection Agency (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at 9 waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed upon.  The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Other Expense and Cost Reduction Program

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the planned disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of Jackstädt operations, as well as the planned closure of a plant facility, costs to exit leases and other fixed asset impairments related to other businesses.  Approximately 60 percent of the charge relates to the integration of Jackstädt. The charge, shown in the “Other expense” line in the Consolidated Statement of Income, relates entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt. Of the $15.2 million charge, approximately $11.3 million relates to asset write-downs for property, plant and equipment and $3.9 million relates to lease cancellation costs.

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions.  The 2001 charge involves cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments.  The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset write-downs of $6.8 million.  The positions included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees.  Severance and related costs represent cash paid or to be paid to employees terminated under the program. Asset write-downs represent non-cash charges required to reduce the carrying value of assets to be disposed of to net realizable value as of the planned date of disposal.  At the end of the third quarter of 2002, $3.1 million remained accrued for severance and related costs (included in “Other current liabilities”) in the Condensed Consolidated Balance Sheet, and all amounts related to asset write-downs had been utilized.  At the end of the third quarter, of the 400 positions under these actions, approximately 370 employees had left the Company.  The Company expects to complete this cost reduction program in 2002, with the exception of some payments under long-term severance contracts, which will be paid beyond 2002.

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Segment Information

Financial information by reportable operating segment is set forth below:

	Three Months Ended		Nine Months Ended

(In millions)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales:
Pressure-sensitive Adhesives and Materials	$687.2	$554.6	$1,877.6	$1,649.2
Consumer and Converted Products	470.8	461.9	1,351.0	1,362.6
Intersegment(1)	(43.5)	(49.8)	(127.0)	(121.1)

Net sales	$1,114.5	$966.7	$3,101.6	$2,890.7

Income (loss) from operations before Interest and taxes (2) :
Pressure-sensitive Adhesives and Materials	$41.8	$47.6	$153.5	$138.9
Consumer and Converted Products	65.3	62.5	191.5	196.3
Corporate administrative and research and Development expenses	(8.6)	(6.9)	(28.2)	(18.8)
Interest expense	(11.8)	(12.4)	(30.7)	(39.7)

Income before taxes and accounting change	$86.7	$90.8	$286.1	$276.7

(1)	The majority of intersegment sales represent sales from the Pressure-sensitive Adhesives and Materials segment to the Consumer and Converted Products segment.
(2)

Income from operations for the three and nine months ended September 29, 2002 includes asset impairment charges and lease cancellation costs of $15.2 million, of which the Pressure-sensitive Adhesives and Materials segment recorded $11 million and the Consumer and Converted Products segment recorded $4.2 million.

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Recent Accounting Requirements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan.  SFAS No. 146  eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this Statement will be effective after December 31, 2002.  The Company is currently in the process of evaluating the impact of adopting SFAS No. 146.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 are effective beginning in 2003.  All other provisions were effective May 16, 2002.  The provisions adopted, effective May 16, 2002, did not have a significant impact on the Company’s financial results.  The Company is in the process of determining the impact of this standard on the Company’s financial results for those provisions effective in 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement was effective for the Company on December 30, 2001, and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations.  For the quarter and nine months ended September 28, 2002, the Company divested operations whose results, including the gain/loss on asset sales, did not have a significant impact on the income statement and were, therefore, not reflected as discontinued operations in the Company’s Consolidated Statement of Income.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement will be effective at the beginning of fiscal 2003.  The Company is in the process of determining the impact of this standard on the Company’s financial results when effective.

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Subsequent Event

On November 5, 2002, the Company acquired RVL Packaging, Inc. “RVL”, a global provider of brand identification products to apparel manufacturers and retailers.  RVL, a privately held company, designs, markets and distributes woven and printed labels, graphic tags and specialty packaging products.  On the same day, the Company also acquired the assets of L&E Packaging “L&E” a privately held company and RVL’s supplier.  L&E offers a broad range of offset and flexographic printing products tailored to the specific needs of the apparel and retail industries. Both transactions included the acquisition of certain related entities.  The purchase price for these transactions was approximately $220 million, of which approximately $47 million was paid in Avery Dennison stock.  Funds to complete the acquisitions were derived from short-term borrowings.  On a combined basis, unaudited revenues for RVL, L&E and affiliated companies were approximately $175 million for 2001.  The operations of the companies are expected to enhance the Company’s existing data management and ticketing capabilities.

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter

Quarterly sales were $1.1 billion, compared to third quarter 2001 sales of $966.7 million.  Excluding the impact of currency, sales increased 12.9 percent. The Company estimates the acquisition of Jackstädt contributed an additional $93 million in sales to the third quarter of 2002 as compared to the same period last year.

Gross profit margin decreased to 31.7 percent for the quarter compared to 32.4 percent for the third quarter of 2001. The decrease was due largely to the lower gross profit margin in the recently acquired Jackstädt business.

Marketing, general and administrative expense, as a percent of sales, was 21.5 percent compared to 21.7 percent for the third quarter of 2001.  Although the ratio of marketing, general and administrative expense as a percent of sales improved, total spending in absolute dollars increased. The increase was due to a number of factors including, but not limited to, higher costs associated with Jackstädt expenses, including integration costs, increases in marketing expenses and bonus accruals due to higher sales and net income. The increase was partially offset by the reduction in amortization expense associated with the change in accounting for goodwill adopted at the beginning of 2002.

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the planned disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of Jackstädt operations, as well as the planned closure of a plant facility, costs to exit leases and other fixed asset impairments related to other businesses.  Approximately 60 percent of the charge relates to the integration of Jackstädt. The charge, shown in the “Other expense” line in the Consolidated Statement of Income, relates entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt. Of the $15.2 million charge, approximately $11.3 million relates to asset write-downs for property, plant and equipment and $3.9 million relates to lease cancellation costs.

Interest expense decreased to $11.8 million for the quarter, compared to $12.4 million a year ago, reflecting lower interest rates on short-term, floating rate debt. The decrease in interest expense was partially offset by the additional interest on the debt used to fund the Jackstädt acquisition.

Income before taxes, as a percent of sales, was 7.8 percent compared to 9.4 percent a year ago. The decrease reflects the $15.2 million pretax charge and lower gross profit margin as a percent of sales. The elimination of goodwill amortization partially offset the decrease.  During the quarter, the year-to-date effective tax rate was reduced from 30.5 percent to 29.5 percent, which resulted in a quarterly effective tax rate of 27.2 percent.  The decrease is principally due to structural and other operational changes, the impact of acquisitions, the geographic mix of income and the change in accounting for goodwill that reduced the effective tax rate on a global basis.

Net income totaled $63.1 million compared to $61.7 million in the third quarter of 2001. Net income, as a percent of sales, was 5.7 percent for the third quarter of 2002 and 6.4 percent for the same period last year.

Net income per common share for the quarter was $.64 compared to $.63 in the third quarter of 2001. Net income per common share, assuming dilution, was $.64 for the third quarter of 2002 and $.63 for the third quarter of 2001.  The results (net income per common share, assuming dilution) for the third quarter of 2002 include a $(.10) impact from the asset impairment and lease cancellation charge, a negative impact of approximately $(.05) from the Jackstädt acquisition, a benefit of approximately $.03 related to the accounting change eliminating goodwill amortization, a benefit of approximately $.02 from the year-to-date tax rate adjustment and a benefit of approximately $.02 from the positive impact of changes in foreign currency exchange rates.

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter (continued)

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

	Three Months Ended

(In millions)	September 28, 2002	September 29, 2001

Net sales	$687.2	$554.6
Income from operations before interest and taxes	$41.8	$47.6

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the third quarter of 2002 compared to the same period last year. Sales increased domestically due to the strong volume growth in the roll materials business, which was attributable largely to industry consolidation, new products and service programs and new applications. Strong sales growth in the specialty tapes business from the introduction of new applications and products for the medical and industrial markets also contributed to the increase in domestic sales. The sales increase was partially offset by the reduction in sales from divested operations, including the specialty coatings business sold in the fourth quarter of 2001, as well as from a slight decline in the graphics and reflective business. Sales increased internationally, mainly due to the acquisition of Jackstädt, which had sales of approximately $93 million, sales growth in most businesses in Asia and Latin America and the positive impact of changes in foreign currency exchange rates.

The segment reported a decrease in income for the third quarter of 2002 compared to the same period last year. Income for the third quarter of 2002 was impacted by an $11 million charge ($3.6 million in the U.S. operations and $7.4 million in the international operations) related to asset impairment and lease cancellation costs.  Excluding this charge, income increased domestically largely due to strong volume growth and improved profitability achieved through cost reductions and productivity gains, and the change in accounting for goodwill amortization. Income was comparable to the prior year for the segment’s international operations. Sales growth and the change in accounting for goodwill amortization was offset by integration costs related to the Jackstädt acquisition.

Consumer and Converted Products:

	Three Months Ended

(In millions)	September 28, 2002	September 29, 2001

Net sales	$470.8	$461.9
Income from operations before interest and taxes	65.3	62.5

The Consumer and Converted Products segment reported an increase in sales for the third quarter of 2002 compared to the same period last year. Sales in the U.S. operations increased mainly due to increased sales in the industrial and automotive products business and the ticketing business. Sales from the office products business decreased slightly due to earlier customer inventory builds, which benefited the second quarter, as well as slower economic conditions and weaker consumer confidence impacting demand for office products. Sales from international operations increased principally due to the strong volume growth in Asia, especially in the ticketing business, and the positive impact of changes in foreign currency exchange rates in Europe.  The increase was partially offset by weakened economic conditions in Europe.

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter (continued)

The segment reported an increase in income for the third quarter of 2002 compared to the same period last year. Income for the third quarter of 2002 was impacted by a $4.2 million charge ($2.7 million in the U.S. operations and $1.5 million in the international operations) related to asset impairment and lease cancellation costs. Excluding this charge, income from domestic operations increased due to a number of factors including, but not limited to, sales of higher margin products in the industrial and automotive business and office products business, cost reduction efforts and the change in accounting for goodwill amortization.  Income from international operations was comparable to the prior year, excluding the asset impairment and lease cancellation charge. Increases in Asia and Latin America, as well as the change in accounting for goodwill amortization were offset by the slower economic conditions in Europe.

Results of Operations: Nine Months Year-To-Date

On May 17, 2002, the Company acquired Jackstädt GmbH, a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstädt has a global customer base and had consolidated revenues of approximately $400 million in 2001.  The Jackstädt business is included in the Company’s Pressure-sensitive Adhesives and Materials segment.  Jackstädt complements the Company’s operations in North America, Asia, Latin America and Europe. Jackstädt enhances the Company’s global presence, including its capability to grow in Eastern Europe, and enables it to offer a broader selection of products and services.

The purchase price at closing was approximately $300 million, which included approximately $200 million in cash and assumed debt of approximately $100 million.  The Company assumed liabilities of approximately $203 million, including the assumed debt, accrued payroll and benefits, accounts payable, other accrued liabilities, long-term retirement benefits and other current and long-term liabilities. The Company funded the transaction with cash and short-term commercial paper.  The excess of the cost-basis over the fair value of net tangible assets acquired is currently estimated to be approximately $152 million, which includes estimated identified intangible assets of approximately $11 million, which are being amortized on a straight-line basis over 5 years.  The purchase price paid at closing was based on financial statement values at June 30, 2001, and is subject to adjustment based upon a formula in the purchase agreement and is subject to finalization after a review of the closing financial statements. Jackstädt’s results of operations have been included in the Company’s consolidated financial statements as of the acquisition date.

Sales for the first nine months of 2002 were $3.1 billion, compared to $2.89 billion in the corresponding period of 2001. Excluding the impact of currency, sales increased 7.3 percent. The Company estimates the acquisitions of Jackstädt in May of 2002 and Dunsirn Industries and CD Stomper in February of 2001 contributed approximately $145 million in sales for the first nine months of 2002 over the amounts contributed during the same period last year.

Gross profit margin for the first nine months was 32.5 percent, comparable to 32.6 percent for the first nine months of 2001. Lower gross profit margin on the Jackstädt business offset improvements from cost reduction programs and productivity improvement gains achieved through the Six Sigma program.

Marketing, general and administrative expense, as a percent of sales, for the first nine months was 21.8 percent compared to 21.7 percent for the first nine months of 2001. The increase was largely due to higher costs associated with Jackstädt expenses, including integration costs, increases in marketing expenses and bonus accruals due to higher sales and net income.  Productivity improvements and the change in accounting for goodwill amortization partially offset the increases.

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: Nine Months Year-To-Date (continued)

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the planned disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of Jackstädt operations, as well as the planned closure of a plant facility, costs to exit leases and other fixed asset impairments related to other businesses.  Approximately 60 percent of the charge relates to the integration of Jackstädt. The charge, shown in the “Other expense” line in the Consolidated Statement of Income, relates entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt. Of the $15.2 million charge, approximately $11.3 million relates to asset write-downs for property, plant and equipment and $3.9 million relates to lease cancellation costs.

Interest expense decreased to $30.7 million for the first nine months, compared to $39.7 million for the first nine months of 2001, reflecting lower interest rates on short-term, floating rate debt. The decrease in interest expense was partially offset by the additional interest on the debt used to fund the Jackstädt acquisition.

Income before taxes, as a percent of sales, was 9.2 percent compared to 9.6 percent a year ago. The decrease reflects the $15.2 million pretax charge recorded in the third quarter, lower gross profit margin as a percent of sales and increased marketing expenses and bonus accruals.  The decrease was partially offset by lower interest expense and the elimination of goodwill amortization.  The year-to-date effective tax rate decreased to 29.5 percent for 2002 from 33 percent for the first nine months of 2001.  The decrease is mainly due to structural and other operational changes, the impact of acquisitions, the geographic mix of income and the change in accounting for goodwill that reduced the effective tax rate on a global basis.

Net income totaled $201.7 million compared to $185.1 million in the first nine months of 2001. Net income, as a percent of sales, was 6.5 percent for the first nine months of 2002 and 6.4 percent for the same period last year.

Net income per common share for the first nine months was $2.05 compared to $1.89 for the same period last year. Net income per common share, assuming dilution, was $2.03 for the first nine months of 2002 and $1.88 for the first nine months of 2001. The results (net income per common share, assuming dilution) for the first nine months of 2002 include a $(.10) impact from the asset impairment and lease cancellation charge, a benefit of approximately $.10 related to the accounting change eliminating goodwill amortization and a negative impact of approximately $(.07) from the Jackstädt acquisition.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

	Nine Months Ended

(In millions)	September 28, 2002	September 29, 2001

Net sales	$1,877.6	$1,649.2
Income from operations before interest and taxes	153.5	138.9

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the first nine months of 2002 compared to the same period last year. Sales increased domestically principally due to the strong volume growth in the roll materials business, including the market share gain from business obtained from the closure of a competitor’s plant and a supply agreement with a company that decided to outsource its manufacturing of certain roll label materials, a full nine months of sales from the Dunsirn acquisition, which occurred in February of 2001, industry consolidation, new products and service programs and new applications. Strong sales growth in the specialty tapes business from the introduction of new applications and products for the medical and industrial markets also contributed to the increase in domestic sales. The sales increase was partially offset by the reduction in sales from divested operations, including

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: Nine Months Year-To-Date (continued)

the specialty coatings business sold in the fourth quarter of 2001, as well as from sales declines in the U.S. graphics and reflective business. Sales increased internationally, mainly due to the acquisition of Jackstädt, which had sales of approximately $139 million, and strong volume growth in Asia and Latin America. Sales growth in Latin America was partially offset by the negative impact of changes in foreign currency exchange rates.

The segment reported an increase in income for the first nine months of 2002 compared to the same period last year. Income for 2002 was impacted by an $11 million charge ($3.6 million in the U.S. operations and $7.4 million in the international operations) related to asset impairment and lease cancellation costs.  Excluding this charge, income increased domestically due to strong volume growth in the U.S. roll materials business, improved profitability achieved through cost reductions and productivity gains in the roll materials, specialty tapes and graphics businesses, as well as the positive impact from the change in accounting for goodwill amortization. Income increased for the segment’s international operations principally due to sales growth, improved profitability in the roll materials, graphics and specialty tapes businesses achieved through cost reductions and productivity gains, and the change in accounting for goodwill amortization. The increases were partially offset by integration costs related to the Jackstädt acquisition.

Consumer and Converted Products:

	Nine Months Ended

(In millions)	September 28, 2002	September 29, 2001

Net sales	$1,351.0	$1,362.6
Income from operations before interest and taxes	191.5	196.3

The Consumer and Converted Products segment reported a decrease in sales for the first nine months of 2002 compared to the same period last year. Sales in the U.S. operations were comparable to the prior year.  Increased sales in the industrial and automotive business were offset by general economic weakness in the first quarter, which impacted sales volumes across most of the segment, and weaker demand for office products.  The negative impact on office products in the U.S. Operations was partially offset by a full nine months of sales from the acquisition of CD Stomper, which occurred in February of 2001. Excluding the reduction in sales from divested operations, sales from international operations increased.  The increase was largely due to the strong sales growth in Asia, especially in the ticketing business, and the positive impact of changes in foreign currency exchange rates in Europe. The increase was partially offset by lower sales volume in most of the segment’s businesses in Europe and Latin America.

The segment reported a decrease in income for the first nine months of 2002 compared to the same period last year. Income for 2002 was impacted by a $4.2 million charge ($2.7 million in the U.S. Operations and $1.5 million in the international operations) related to asset impairment and lease cancellation costs. Excluding the charge, income was comparable to the prior year.  The benefit from the change in accounting for goodwill amortization was offset by weak economic conditions in Europe.

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition

Average working capital, excluding short-term debt, as a percent of sales, decreased to 6.6 percent for the quarter from 8 percent a year ago. This decrease is due largely to the increase in other current liabilities, including increased bonus accruals and hedge liabilities, and the increase in sales. The average number of days sales outstanding in accounts receivable increased to 61 days compared to 58 days a year ago, reflecting the longer payment terms associated with increased international sales and newly acquired businesses.

Net cash flows provided by operating activities totaled $320.7 million for the first nine months of 2002 and $244.4 million for the first nine months of 2001. The increase in net cash flows provided by operating activities was mainly due to the changes in working capital (increases in other current liabilities and accounts payable) and the increase in net income. In addition to cash flows from operations, the Company has adequate financing arrangements, at competitive rates, to conduct its operations.

Capital expenditures for the quarter were $32.9 million compared to $31.9 million a year ago. For the first nine months of 2002, capital spending totaled $71.3 million compared to $96.6 million a year ago. Capital expenditures for 2002 are expected to be in the range of $140 million to $150 million, as compared to $135.4 million in 2001. The Company’s major capital projects this year are focused on the international markets, including additional capital needs for the Jackstädt business.

During the first nine months of 2002, total debt increased $187.9 million to $1.04 billion from year end 2001. The increase in debt was to fund the acquisition of Jackstädt, capital purchases and for other general purposes. Total debt to total capital was 50.4 percent as of the end of the third quarter of 2002 and 47.8 percent at year end 2001. The increase is due to additional short-term borrowings to fund the Jackstädt acquisition. In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. The obligation of $81.1 million is the only amount reported in the “Other long-term obligation” line on the Condensed Consolidated Balance Sheet, and is scheduled to be paid in 2004.

Subsequent to the announcement of the then pending RVL and L&E acquisitions, Standard & Poor’s Rating Services (S&P) and Moody’s Investors Service (Moody’s) reviewed the Company’s debt ratings.  S&P reaffirmed the Company’s “A1” short-term rating, “A” long-term rating and “negative” outlook.  Moody’s downgraded the Company’s short-term rating from “P1” to “P2” and its long-term rating from “A2” to “A3”, and changed the outlook for the Company from “negative” to “stable.”  The downgrade will increase interest rates on the Company’s debt.  Beginning in 2003, based on current interest rates, the increased interest cost is estimated to have an after-tax impact in the range of approximately $1 million to $3 million per year.

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

Shareholders’ equity increased to $1.02 billion from $929.4 million at year end 2001. During the first nine months of 2002, the Company purchased approximately 87,000 shares of common stock at a cost of approximately $5 million. The market value of shares held in the employee stock benefit trust, after the issuance of shares under the Company’s stock and incentive plans, decreased by $6.7 million to $667.8 million from year end 2001. Dividends paid for the first nine months of 2002 totaled $108.7 million compared to $99.1 million a year ago.

 AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cost Reduction Program

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions.  The 2001 charge involves cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments.  The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset write-downs of $6.8 million.  The positions included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees.  Severance and related costs represent cash paid or to be paid to employees terminated under the program.  Asset write-downs represent non-cash charges required to reduce the carrying value of assets to be disposed of to net realizable value as of the planned date of disposal.  At the end of the third quarter of 2002, $3.1 million remained accrued for severance and related costs (included in “Other current liabilities”) in the Condensed Consolidated Balance Sheet, and all amounts related to asset write-downs had been utilized.  At the end of the third quarter, of the 400 positions under these actions, approximately 370 employees had left the Company.  The Company expects to complete this cost reduction program in 2002, with the exception of some payments under long-term severance contracts, which will be paid beyond 2002.

Subsequent Event

On November 5, 2002, the Company acquired RVL Packaging, Inc. “RVL”, a global provider of brand identification products to apparel manufacturers and retailers.  RVL, a privately held company, designs, markets and distributes woven and printed labels, graphic tags and specialty packaging products.  On the same day, the Company also acquired the assets of L&E Packaging “L&E” a privately held company and RVL’s supplier. L&E offers a broad range of offset and flexographic printing products tailored to the specific needs of the apparel and retail industries.  Both transactions included the acquisition of certain related entities.  The purchase price for these transactions was approximately $220 million, of which approximately $47 million was paid in Avery Dennison stock.  Funds to complete the acquisitions were derived from short-term borrowings.  On a combined basis, unaudited revenues for RVL, L&E and affiliated companies, were approximately $175 million in 2001.  The operations of the companies are expected to enhance the Company’s existing data management and ticketing capabilities.

Future Accounting Requirements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this Statement will be effective after December 31, 2002.  The Company is currently in the process of evaluating the impact of adopting SFAS No. 146.

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Future Accounting Requirements (continued)

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 are effective beginning in 2003.  All other provisions were effective May 16, 2002. The provisions adopted, effective May 16, 2002, did not have a significant impact on the Company’s financial results. The Company is in the process of determining the impact of this standard on the Company’s financial results for those provisions effective in 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement was effective for the Company on December 30, 2001, and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations.  For the quarter and nine months ended September 28, 2002, the Company divested operations whose results, including the gain/loss on asset sales, did not have a significant impact on the income statement and were, therefore, not reflected as discontinued operations in the Company’s Consolidated Statement of Income.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement will be effective at the beginning of fiscal 2003.  The Company is in the process of determining the impact of this standard on the Company’s financial results when effective.

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Outlook

The Jackstädt acquisition in May 2002 is the Company’s largest acquisition in over a decade. The Company believes the combination is a strategic fit with the Company’s core pressure-sensitive materials and graphics businesses.  Jackstädt strengthens the Company’s business in many developing markets and important growth areas around the world, including Asia, Latin America and Eastern Europe.  Integration of the Jackstädt business is ahead of plan, and the majority of the integration actions are expected to be completed over the next 21 months.  As part of the integration, the Company recorded a charge in the third quarter of 2002 for the impairment of property, plant and equipment and lease cancellation costs related to fixed assets and leases owned by the Company prior to the acquisition.  Approximately 60 percent of the $15.2 million pretax charge relates to the integration of Jackstädt.  In addition, the Company plans on recording an additional $17 million charge in the fourth quarter of 2002 for severance costs related to the elimination of Avery Dennison positions as a result of the Jackstädt integration.  Revaluation of property, plant and equipment related to Jackstädt fixed assets, lease cancellation costs for Jackstädt facilities and severence of former Jackstädt employees are accounted for as adjustments to goodwill.  The Company does not expect additional severance or asset impairment charges to earnings associated with the Jackstädt integration after 2002.

Interest expense was $11.8 million for the third quarter and $30.7 million for the first nine months of 2002, reflecting lower interest rates on the Company’s short-term, floating rate debt. The Company expects interest expense to increase to the range of $13 million to $15 million in the fourth quarter, after giving effect to an anticipated refinancing of short-term debt to long-term debt.  Timing of the refinancing will be dependent upon market conditions, acquisition activity and other factors.

Subsequent to the announcement of the then pending RVL and L&E acquisitions, Standard & Poor’s Rating Services (S&P) and Moody’s Investors Service (Moody’s) reviewed the Company’s debt ratings.  S&P reaffirmed the Company’s “A1” short-term rating, “A” long-term rating and “negative” outlook.  Moody’s downgraded the Company’s short-term rating from “P1” to “P2” and its long-term rating from “A2” to “A3”, and changed the outlook for the Company from “negative “ to “stable.” The downgrade will increase interest rates on the Company’s debt. Beginning in 2003, based on current interest rates, the increased interest cost is estimated to have an after-tax impact in the range of approximately $1 million to $3 million per year.

The effective tax rate was 29.5 percent for the first nine months of 2002.  Due to structural and other operational changes, the impact of acquisitions, the geographic mix of income and the change in accounting for goodwill, the Company believes the effective tax rate will be approximately 29.5 percent going forward, subject to changes in the geographic mix of income.

The Company is encouraged by the outlook for its businesses, with continuing uncertainty about economic conditions in Europe.  Softer economic conditions in Europe may continue to negatively impact the Company’s results in the fourth quarter of 2002.

Any further devaluation of the Argentine peso would continue to negatively impact revenues and earnings from the Company’s operations in Argentina, but currently it is not expected to have a significant impact on the Company’s financial results. The Company is also exposed to a potential negative impact from its operations in Brazil.  Political, economic, and regulatory issues in Brazil present uncertainty regarding the stability of Brazil’s currency.  The Company has hedged a portion of its currency exposure in Brazil for the fourth quarter and does not currently anticipate a significant negative impact if the currency devalues.  Operations in Brazil (the majority of which are reported in the Pressure-sensitive Adhesives and Materials segment) represented approximately $40 million in sales in 2001 and are not significant to the Company’s financial results.

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Outlook (continued)

Other international operations, principally in Western Europe, constitute a significant portion of the Company’s business. The Company is exposed to foreign currency exchange rate risk, and changes to foreign exchange rates in Western Europe and elsewhere will impact the Company’s financial results.

The adoption of SFAS No.142 benefited earnings per share, assuming dilution, by approximately $0.10 in the first nine months of 2002.  Under the new accounting standard, the Company no longer amortizes goodwill.  The Company expects the new accounting rule to benefit earnings per share, assuming dilution, by approximately $0.13 for 2002, as compared to 2001. However, the Company anticipates that increased amortization expense related to capitalized software will partially offset the benefit from the accounting change for goodwill amortization.

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

Safe Harbor Statement

Except for historical information contained herein, the matters discussed in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “plan,” “project,” “will,” and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from anticipated future results, performance or achievements of the Company expressed or implied by such forward-looking statements.

Certain of such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, price and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, increases in the cost of debt, successful integration of new acquisitions, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings, fluctuations in foreign exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, and other factors.

Any forward looking statement should also be considered in light of the factors detailed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company entered into a forward starting interest rate swap in May 2002 to hedge the interest cost associated with the Company’s anticipated long-term debt issuance.  The principal amount of the hedge was $250 million.  Because of a shift in interest rates, an unrealized loss of approximately $33 million was included in other comprehensive income as of the end of the third quarter 2002.  The forward starting interest rate swap is revalued monthly in accordance with applicable accounting standards.  Upon issuance of the long-term debt, the gain or loss, if any, will be amortized to interest expense over 10 years.

Subsequent to the announcement of the then pending RVL and L&E acquisitions, Standard & Poor’s Rating Services (S&P) and Moody’s Investors Service (Moody’s) reviewed the Company’s debt ratings.  S&P reaffirmed the Company’s “A1” short-term rating, “A” long-term rating and “negative” outlook.  Moody’s downgraded the Company’s short-term rating from “P1” to “P2” and its long-term rating from “A2” to “A3”, and changed the outlook for the Company from “negative” to “stable.”  The downgrade will increase interest rates on the Company’s debt.  Beginning in 2003, based on current interest rates, the increased interest cost is estimated to have an after-tax impact in the range of approximately $1 million to $3 million per year.

There were no other material changes in the information provided in Item 7A of the Company’s Form 10-K for the fiscal year ended December 29, 2001.

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES

ITEM 4. – CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a – 14(c)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in the Company’s headquarters in Pasadena, California.  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its disclosure requirements.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.  OTHER INFORMATION
AVERY DENNISON CORPORATION
AND SUBSIDIARIES

ITEM 1.

There are no material changes in the information provided in Item 3 of the Company’s Form 10-K for the fiscal year ended December 29, 2001.

ITEMS 2, 3, 4 and 5.

Not Applicable

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:	3(i)	Restated Certificate of Incorporation

		12	Computation of Ratio of Earnings to Fixed Charges

b.	Reports on Form 8-K:

Registrant filed a current report on Form 8-K on August 13, 2002 containing information pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 related to the Company’s Chief Executive Officer and Chief Financial Officer certifications.

Registrant filed a current report on Form 8-K on August 6, 2002 containing information pursuant to SEC Order No. 4-460 relating to the Company’s Chief Executive Officer and Chief Financial Officer statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

(Registrant)

/s/ DANIEL R. O’BRYANT

Daniel R. O’Bryant Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL A. SKOVRAN

Michael A. Skovran Vice President and Controller (Chief Accounting Officer)

November 12, 2002

CERTIFICATIONS

I, Philip M. Neal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avery Dennison Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PHILIP M. NEAL

Philip M. Neal Chairman and Chief Executive Officer

November 12, 2002

CERTIFICATIONS

I, Daniel R. O’Bryant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avery Dennison Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL R. O’BRYANT

Daniel R. O’Bryant Senior Vice President, Finance, and Chief Financial Officer

November 12, 2002