Form 10-K/A
period 2001-12-29
AVERY DENNISON CORPORATION
filed 2002-12-27
CIK 8818

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-7685

AVERY DENNISON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1492269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 North Orange Grove Boulevard Pasadena, California	91103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (626) 304-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Pacific Exchange

Preferred Share Purchase Rights	New York Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting stock held by non-affiliates as of February 25, 2002 was approximately $6,161,846,457.

Number of shares of common stock, $1 par value, outstanding as of February 25, 2002: 109,864,032.

The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:
Annual Report to Shareholders for fiscal year ended December 29, 2001 (the “2001 Annual Report”)	Parts I, II
Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2002 (the “2002 Proxy Statement”)	Parts III, IV

EXPLANATORY NOTE

This Amendment on Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 provides incremental disclosure in Part I Item 1. Business and Part I Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A).

The change to Item 1 consists of the following: (i) on page 2 in the seventh paragraph under the caption "Pressure-sensitive Adhesives and Materials Segment" the Company deleted the word "non-strategic" before "specialty coatings business," (this change was also made on pages 7 and 8 of the MD&A), and (ii) on page 4 in the second paragraph under the caption "Other Matters" the Company has noted that its investment in solvent capture and control units and solvent-free systems during the past decade is over $200 million.

The changes to Item 7 consist of the following:

(i) on page 7 in the second paragraph under the caption "Results of Operations," the Company clarified the language describing year-to-year changes in gross profit margins;

(ii) on pages 8 and 9 in the first and fifth paragraphs under the caption "Results of Operations by Operating Segment-Pressure Sensitive Adhesives and Materials," the Company has quantified certain factors which contributed to the increase in sales;

(iii) on page 9 in the eighth paragraph under the caption "Results of Operations by Operating Segment-Pressure Sensitive Adhesives and Materials," the Company deleted the word "leading" before "manufacturer" in reference to its acquisition of Stimsonite, Inc.;

(iv) on page 10 in the first paragraph under the caption "Results of Operations by Operating Segment - Consumer and Converted Products," the Company noted that the purchases of approximately $14 million by major customers in December 2000 were made in order to increase the amount of the rebates to these customers.

(v) on page 10 in the second paragraph under the caption "Results of Operations by Operating Segment-Consumer and Converted Products," the Company clarified the disclosure to read that the "decline in operating income was disproportionate to the decline in sales, after the charge, because fixed costs were not reduced commensurate with the overall decline in sales";

(vi) on page 11 in the third paragraph under the caption "Financial Condition," the Company clarified that the "pending acquisition" referred to therein is the acquisition of Jackstädt GmbH;

(vii) on page 11 in the first and second paragraphs under the caption "Liquidity and Capital Resources," the Company added language to clarify the discussion of changes in working capital requirements;

(viii) on page 13 in the next to last paragraph under the caption "Liquidity and Capital Resources," the Company added incremental disclosure regarding the impact of changes in foreign exchange rates; and

(ix) on page 15 in the second paragraph under the caption "Outlook" the Company deleted the word "core" before "operations."

This amendment on Form 10-K/A does not reflect events occurring after the filing on March 29, 2002 of the registrant's Annual Report on Form 10-K for the year ended December 28, 2001 or materially modify or update those disclosures, except as discussed above.

PART I

Item 1.    BUSINESS

Avery Dennison Corporation (“Registrant”) was incorporated in 1977 in the state of Delaware as Avery International Corporation, the successor corporation to a California corporation of the same name which was incorporated in 1946. In 1990, Registrant merged one of its subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became a wholly owned subsidiary of Registrant, and in connection with which Registrant’s name was changed to Avery Dennison Corporation.

The business of Registrant and its subsidiaries (Registrant and its subsidiaries are sometimes hereinafter referred to as the “Company”) includes the production of pressure-sensitive adhesives and materials and the production of consumer and converted products. Some pressure-sensitive adhesives and materials are “converted” into labels and other products through embossing, printing, stamping and die-cutting, and some are sold in unconverted form as base materials, tapes and reflective sheeting. The Company also manufactures and sells a variety of consumer and converted products and other items not involving pressure-sensitive components, such as notebooks, three-ring binders, organizing systems, markers, fasteners, business forms, reflective highway safety products, tickets, tags, and imprinting equipment.

A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by mere press-on contact. It generally consists of four elements—a face material, which may include paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces, and which can also serve as the carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive, and the label or other face material is pressed or rolled into place.

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

On September 7, 2001, the Company announced an agreement to acquire the Jackstädt GmbH pressure-sensitive adhesive materials business. Jackstädt is a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstädt, with consolidated revenues of approximately $400 million in 2000, has a global customer base and generates approximately 80 percent of its sales outside of Germany. The transaction is subject to a number of closing conditions, including regulatory approvals. Completion of the acquisition had been delayed pending further review by the German Federal Cartel Office, which has raised specific issues with respect to market definition and market share in that country. The Company is responding to the concerns, but the timing and ultimate outcome of the final regulatory review remain uncertain. As of year end 2001, the Company had capitalized approximately $9 million for direct costs related to this pending acquisition. If these issues cannot be overcome, the proposed transaction may be renegotiated or terminated, in which case some or all of these costs may be expensed depending on the outcome of the regulatory review.

The Company also recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involves cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset write- downs of $6.8 million. (see Item 7. Management’s Discussion and Analysis, Results of Operations page 7).

In the fourth quarter of 2001, the Company recorded a pretax charge of approximately $2.6 million related to the currency devaluation in Argentina. Operations in Argentina are not significant to the Company’s financial results, and represented less than $25 million in sales in 2001. The majority of the Company’s operations in Argentina are reported in the Pressure-sensitive Adhesives and Materials segment.

The Company wishes to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and is subject to certain risks referred to in Exhibit 99 hereto, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuation, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings, and the availability and pricing of raw materials.

Except as set forth below, no material part of the Company’s business is dependent upon a single customer or a few customers. However, sales and related accounts receivable of the Company’s U.S. consumer products business are concentrated in a small number of major customers, principally discount office products superstores and distributors (see Note 4 of Notes to Consolidated Financial Statements on page 41 of the 2001 Annual Report, which is incorporated by reference). United States export sales are not a significant part of the Company’s business. Backlogs are not considered material in the industries in which the Company competes.

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

Graphic products consist of a variety of films and other products sold to the worldwide automotive, architectural, commercial sign, digital printing, and other related markets. The Company also sells durable cast and reflective films to the construction, automotive, fleet transportation, sign and industrial equipment markets, and reflective films and highway safety products for traffic and safety applications. In addition, the Company sells specialty print-receptive films to the industrial label market, metallic dispersion products to the packaging industry and proprietary woodgrain film laminates for housing exteriors and automotive applications. The Company’s graphics businesses are organized on a worldwide basis to serve the expanding commercial graphic arts market, including wide-format digital printing applications.

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

In the fourth quarter of 2001, the Company sold its specialty coatings business (see Item 7. Management’s Discussion and Analysis, Results of Operations by Operating Segment under Pressure-sensitive Adhesives and Materials page 9).

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

The Company’s principal consumer products are generally sold worldwide through wholesalers and dealers, mass market channels of distribution, and discount superstores. The Company manufactures and sells a wide range of Avery-brand products for home, school and office uses, including copier, laser and ink-jet printer labels, related computer software, presentation and organizing systems, laser-printer card and index products, data-processing labels, notebooks, notebook and presentation dividers, three-ring binders, sheet protectors, and various vinyl and heat-sealed products. A wide range of other stationery products is offered, including writing instruments, markers, adhesives and specialty products under brand names such as Avery, Stabilo, Marks-A-Lot and HI-LITER, and accounting products, note pads and presentation products under the National brand name. The extent of product offerings varies by geographic market. Operations in Europe distribute a broad range of these types of products under the Avery and Zweckform brands. Operations in Latin America and Asia Pacific have been established to market and distribute the Avery-brand line of stock self-adhesive products, including copier, laser and ink-jet labels and related software, laser printed card products and other unprinted labels.

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

The Company designs, fabricates and sells a wide variety of tags and labels, including bar-coded tags and labels, and a line of machines for imprinting, dispensing and attaching preprinted roll tags and labels. The machine products are generally designed for use with tags and labels as a complete system. The Company also designs, assembles and sells labeling systems for integration into a customer’s shipping and receiving operations. Principal markets include apparel, retail and industrial for identification, tracking and control applications principally in North America, Europe and Asia Pacific. Fastener products include plastic tying and attaching products for retail and industrial users.

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

In the first quarter of 2001, the Company acquired CD Stomper, a leading product line of CD and DVD labels, software and a label applicator, which expands the Company’s presence and distribution channels for these label products.

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

Research and Development

Many of the Company’s current products are the result of its own research and development efforts. The Company expended $69.9 million, $67.8 million and $64.3 million, in 2001, 2000 and 1999, respectively, on research-related activities by operating units and the Avery Research Center (the “Research Center”), located in Pasadena, California. A substantial amount of the Company’s research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to both of the Company’s operating segments.

The operating units’ research efforts are directed primarily toward developing new products and processing operating techniques and improving product performance, often in close association with customers. The Research Center supports the operating units’ patent and product development work, and focuses on research and development in new adhesives, materials and coating processes, as well as new product applications and ventures. Research and development generally focuses on projects affecting more than one operating segment in such areas as printing and coating technologies, and adhesive, release, coating and ink chemistries.

The loss of the Company’s individual patents or licenses would not be material to the business of the Company taken as a whole, nor to either one of the Company’s operating segments. The Company’s principal trademarks are Avery, Fasson and Avery Dennison. These trademarks are significant in the markets in which the Company’s products compete.

Three-Year Summary of Segment Information

The Business Segment Information and financial information by geographical areas of the Company’s operations for the three years ended December 29, 2001, which appear in Note 11 of Notes to Consolidated Financial Statements on pages 46 and 47 of the 2001 Annual Report, are incorporated herein by reference.

Other Matters

The raw materials used by the Company are primarily paper, plastic and chemicals, which are purchased from a variety of commercial and industrial sources and are subject to pricing fluctuations. Although from time to time shortages could occur, these raw materials are currently generally available.

At present, the Company produces a majority of its self-adhesive materials using non-solvent technology. However, a significant portion of the Company’s manufacturing process for self-adhesive materials utilizes certain evaporative organic solvents which, unless controlled, would be emitted into the atmosphere. Emissions of these substances are regulated by agencies of federal, state, local and foreign governments. During the past decade, the Company has invested over $200 million in solvent capture and control units and solvent-free systems. Installation of these units and systems have substantially reduced atmospheric hydrocarbon emissions.

Efforts have been directed toward development of new adhesives and solvent-free adhesive processing systems. Emulsion, hot-melt adhesives or solventless silicone systems have been installed in the Company’s facilities in Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; Quakertown, Pennsylvania; Rodange, Luxembourg; Turnhout, Belgium; Hazerswoude, The Netherlands; Cramlington, England; and Gotha, Germany as well as other plants in the United States, Argentina, Australia, Brazil, China, Colombia, France, Germany, India, Korea, and Thailand.

Based on current information, the Company does not believe that the costs of complying with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or competitive position of the Company.

For information regarding the Company’s potential responsibility for cleanup costs at certain hazardous waste sites, see “Legal Proceedings” (Part I, Item 3) and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (Part II, Item 7).

Item 2.    PROPERTIES

At December 29, 2001, the Company operated approximately 34 principal manufacturing facilities in excess of 100,000 square feet and totaling approximately 5 million square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:

Pressure-sensitive Adhesives and Materials Segment

Domestic
Peachtree City, Georgia; Greenfield, Fort Wayne, Lowell, and Schererville, Indiana; Chicopee, Massachusetts (2 facilities); Greensboro, North Carolina (2 facilities); Painesville and Fairport, Ohio; Quakertown, Pennsylvania; and Neenah, Wisconsin.

Foreign	Turnhout, Belgium; Vinhedo, Brazil; Ajax, Canada; Kunshan, China; Cramlington, England; Champ-sur-Drac, France; Gotha, Germany; Rodange, Luxembourg; Rayong, Thailand; and Hazerswoude, The Netherlands.

Consumer and Converted Products Segment

Domestic	Gainesville, Georgia; Chicopee and Framingham, Massachusetts; Meridian, Mississippi; Philadelphia, Pennsylvania; and Clinton, South Carolina.

Foreign	Hong Kong, China; La Monnerie, France; Oberlaidern, Germany; Juarez and Tijuana, Mexico; Utrecht, The Netherlands; and Maidenhead, U.K.

In addition to the Company’s principal manufacturing facilities described above, the Company’s other principal facilities include its corporate headquarters facility and research center in Pasadena, California, and offices located in Maidenhead, England; Leiden, The Netherlands; Concord, Ohio and Framingham, Massachusetts.

All of the Company’s principal properties identified above are owned in fee except the facilities in Juarez, Mexico; and La Monnerie, France, which are leased.

All of the buildings comprising the facilities identified above were constructed after 1954, except parts of the Framingham, Massachusetts plant and office complex. All buildings owned or leased are well maintained and of sound construction, and are considered suitable and generally adequate for the Company’s present needs. The Company plans to expand capacity and provide facilities to meet future increased demand as needed. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. The Company knows of no material defects in title to, or significant encumbrances on its properties except for certain mortgage liens.

Item 3.    LEGAL PROCEEDINGS

The Company, like other U.S. corporations, has periodically received notices from the U.S. Environmental Protection Agency (“EPA”) and state environmental agencies alleging that the Company is a potentially responsible party (“PRP”) for past and future cleanup costs at hazardous waste sites. The Company has been designated by the EPA and/or other responsible state agencies as a PRP at nine waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed upon. Litigation has been initiated by a governmental authority with respect to one of these sites, but the Company does not believe that any such proceedings will result in the imposition of monetary sanctions. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes that it is unlikely that final resolution of these matters will significantly impact the consolidated financial position and operations of the Company.

The Registrant and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. In the opinion of the Company’s management, the resolution of these matters will not materially affect the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT(1)

Name	Age	Served as Executive Officer since	Former Positions and Offices with Registrant
Philip M. Neal	61	January 1974	1990-1998	President and Chief Operating Officer
Chairman and Chief			1998-2000	President and Chief Executive Officer
Executive Officer
(also Director of Registrant)

Dean A. Scarborough	46	August 1997	1997-1999	Group V.P., Fasson Roll North America
President and Chief				and Europe
Operating Officer			1999-2000	Group V.P., Fasson Roll Worldwide
(also Director of Registrant)

Robert G. van Schoonenberg	55	December 1981	1997-2000	S.V.P., General Counsel and Secretary
Executive Vice President,
General Counsel and Secretary

Daniel R. O’Bryant	44	January 2001	1997-1999	General Manager, Business Forms
Senior Vice President, Finance				Division, Fasson Roll N.A.
and Chief Financial Officer			1999-2000	V.P. and General Manager, Product Identification Division, Fasson Roll N.A.
			2000-2001	V.P. and General Manager, Fasson Roll N.A.

Diane B. Dixon	50	December 1985	1997-2000	V.P., Worldwide Communications and
Chief Senior Vice President,				Advertising
Worldwide Communications
and Advertising

Robert M. Malchione(2)	44	August 2000	1997-2000	V.P., Boston Consulting Group
Senior Vice President,			2000-2001	S.V.P., Corporate Strategy
Corporate Strategy and
Technology

Karyn E. Rodriguez	42	June 2001	1997-1999	Director, Corporate Finance and
Vice President and Treasurer				Investments
			1999-2001	Assistant Treasurer, Corporate Finance

Michael A. Skovran	43	January 2002	1997-1998	Director, Finance, Asia Pacific Group
Vice President and Controller			1998-2001	V.P., Finance, Worldwide Office Products

Christian A. Simcic	45	May 2000	1997-2000	V.P. and Managing Director, Asia Pacific
Group Vice President,
Fasson Roll Worldwide

Timothy S. Clyde	39	February 2001	1997-1998	General Manager, Binders Office
Group Vice President,				Products N.A.
Worldwide Office Products			1998-1999	General Manager, OF&P Division, Office Products N.A.
			1999-2000	V.P. and General Manager OF&P Division,
				Office Products N.A.
			2000-2001	V.P. and General Manager Office
				Products N.A.

PART II

Item 5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information called for by this item appears on page 52 of Registrant’s 2001 Annual Report and is incorporated herein by reference.

(1)	All officers are elected to serve a one-year term and until their successors are elected and qualify.

(2)	Business experience during past 5 years prior to service with Registrant.

Item 6.    SELECTED FINANCIAL DATA

Selected financial data for each of Registrant’s last five fiscal years appears on pages 22 and 23 of Registrant’s 2001 Annual Report and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

	2001	2000	1999
	(In millions)
Net sales	$3,803.3	$3,893.5	$3,768.2
Cost of products sold	2,563.1	2,561.3	2,486.8

Gross profit	1,240.2	1,332.2	1,281.4
Marketing, general and administrative expense	830.5	851.3	842.6
Other (income) and expense, net	(.3)	—	65.0

Earnings before interest, taxes and accounting change	$410.0	$480.9	$373.8

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

Gross profit margins for the years ended 2001, 2000 and 1999 were 32.6 percent, 34.2 percent and 34 percent, respectively. The Company’s gross profit margins for individual products within business units can vary significantly. The decrease in 2001 was due to lower sales in the higher-margin office products business, a shift in sales within the roll materials business to lower margin products, as well as a resulting increase in fixed costs as a percentage of sales across most of the Company’s businesses because fixed costs were not reduced commensurate with the overall decline in sales. The improvement in 2000 was due to manufacturing cost reductions and improved productivity related primarily to the 1999 cost reduction program and other productivity improvement programs.

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

In the fourth quarter of 2001, the Company sold its specialty coatings business, reported within the Pressure-sensitive Adhesives and Materials segment. Cash proceeds and $11.5 million in notes and receivables were received as part of the sale, which resulted in a pretax gain of approximately $20.2 million. Net sales from this business were $26.7 million for ten months in 2001, $37.7 million in 2000 and $35.7 million in 1999.

The Company also recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involves cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset write-downs of $6.8 million. The positions to be eliminated include approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represent cash paid or to be paid to employees terminated under the program. Asset write-downs represent non-cash charges required to reduce the carrying value of assets to be disposed of to net realizable value as of the planned date of disposal. At year end 2001, $11 million remained accrued for severance and related costs (included in “Accrued payroll and employee benefits”) and $3.7 million remained accrued for asset write-downs (included in “Other accrued liabilities”) in the Consolidated Balance Sheet. At the end of 2001, of the 400 positions under the actions, approximately 145 employees had left the Company. The Company expects to complete this cost reduction program in 2002. When fully implemented, the Company estimates annualized pretax savings of approximately $15 million.

In the first quarter of 1999, the Company announced a major realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a pretax cost reduction charge of $65 million, or $.42 per diluted share on an after-tax basis. The cost reduction program involved the consolidation of manufacturing and distribution capacity in both of the Company’s operating segments. The $65 million charge reflected the costs to close manufacturing and distribution facilities, the elimination of approximately 1,500 positions (principally in manufacturing), and other initiatives to exit activities. The cost reduction charge consisted of employee severance and related costs of $35.1 million and asset write-downs of $29.9 million. Severance and related costs represented cash paid to employees terminated under the program. Asset write-downs, principally related to equipment, represented non-cash charges required to reduce the carrying value of the assets to be disposed of to net realizable value as of the planned date of disposal. During 2000, the Company completed the 1999 cost reduction program and utilized amounts accrued for purposes identified in the realignment plan. Cumulative pretax savings from the program were approximately $60 million in 2001.

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

	2001	2000	1999
	(In millions)
Net income	$243.2	$283.5	$215.4
Net income per common share	2.49	2.88	2.17
Net income per common share, assuming dilution	2.47	2.84	2.13

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

Results of Operations by Operating Segment

Pressure-sensitive Adhesives and Materials:

	2001	2000	1999
	(In millions)
Net sales	$2,189.4	$2,136.4	$2,025.0
Income from operation before interest and taxes	191.8	212.4	180.0

The Pressure-sensitive Adhesives and Materials segment reported an increase in sales and a decrease in income for 2001 compared to 2000. Sales increased 2.5 percent to $2.19 billion in 2001, compared to $2.14 billion in 2000, driven by market share gain in the U.S. and growth in international markets. Sales increased in the U.S. operations due to the Dunsirn acquisition (approximately $48 million), the benefit of new business obtained from the closure of a competitor’s plant (estimated to be $10 million) and a new supply agreement with a company that decided to outsource its manufacturing of certain roll label materials (estimated to be $12 million) and other factors. The domestic sales increase was partially offset by the slowdown in the North American economy, and the resulting negative impact on sales in the graphics and specialty tapes businesses (approximately $31 million). Sales increased internationally, primarily as a result of the Adespan acquisition in 2000 (approximately $19 million) and unit volume growth in the roll materials business in Europe and Asia. This increase was partially offset by a slowdown in certain European markets served by the Company’s graphics and specialty tapes businesses, sales declines in Latin America, and the negative impact of foreign currency rates (approximately $46 million).

The segment’s 2001 income decreased 9.7 percent to $191.8 million from 2000. Income for 2001 was impacted by three non-recurring items in the fourth quarter: a pretax gain of approximately $20.2 million on the sale of a business in the U.S., a $7.6 million charge relating to cost reduction actions ($3.9 million in the U.S. operations and $3.7 million in the international operations), and a $2.3 million charge related to the currency devaluation in Argentina. Income in the U.S. and international operations also decreased due to the economic slowdown which has impacted sales across most of the segment’s businesses. In addition, integration costs associated with the Dunsirn acquisition, reduced leverage of fixed costs, a more competitive pricing environment and one-time costs associated with the start-up of a new coater in the U.S. also contributed to the income reduction. Savings from cost reduction actions taken throughout the year, as well as from Six Sigma (an effort designed to improve productivity and quality, while reducing costs) partially offset the negative effects of these factors.

In the fourth quarter of 2001, the Company sold its specialty coatings business, reported within the Pressure-sensitive Adhesives and Materials segment. Cash proceeds and $11.5 million in notes and receivables were received as part of the sale, which resulted in a pretax gain of approximately $20.2 million. Net sales from this business were $26.7 million for ten months in 2001, $37.7 million in 2000 and $35.7 million in 1999.

In the first quarter of 2001, the Company acquired Dunsirn Industries, Inc., a privately-held company based in Wisconsin. Dunsirn Industries is a supplier of non-adhesive materials to the narrow-web printing industry, as well as a provider of customized slitting and distribution services for roll pressure-sensitive materials manufacturers. Sales in 2000 for Dunsirn Industries were approximately $68 million, including sales to the Company. The excess of the cost-basis over the fair value of net tangible assets acquired was $21.1 million.

The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for 2000 compared to 1999. Sales increased 5.5 percent to $2.14 billion in 2000, compared to $2.03 billion in 1999, driven primarily by growth in international markets and the acquisition of Stimsonite in the U.S. which accounted for approximately $83 million in net sales in 2000, and offset by slow growth in domestic markets. Excluding changes in foreign currency exchange rates, sales increased 10.7 percent. The segment’s 1999 income results include a pretax cost reduction charge of $25.1 million ($15.4 million in the U.S. operations and $9.7 million in the international operations). Increased sales in the U.S. operations were primarily driven by the acquisition of Stimsonite in the third quarter of 1999. Domestic sales growth was negatively impacted by the slowdown in the North American economy and by an increasingly competitive environment for the Company’s roll materials business. The slowdown in the roll materials business began in the second quarter of 2000 and was initially driven by packaging and graphics changes planned by consumer product companies that buy labels from the Company’s converting customers, as well as a general reduction of inventory levels at some retailers and consumer product companies that impacted demand for packaging labels. The slowdown in the North American economy also negatively impacted demand for products manufactured by the Company’s graphics and specialty tapes businesses. Sales for the international operations increased as a result of strong volume growth in Asia, Latin America and Europe, as well as the acquisition of Adespan in Europe. Sales growth in Europe was partially offset by changes in foreign currency rates.

The segment’s 2000 income increased 18 percent to $212.4 million from 1999. Income from U.S. operations was negatively impacted by the slowdown in the North American economy and by an increasingly competitive environment for the Company’s roll materials, graphics and specialty tapes businesses. The negative impact caused by the slowdown in the North American economy was partially offset by productivity improvements from Six Sigma and other cost reduction programs. Income from the international operations increased compared to 1999, excluding the 1999 cost reduction charge, primarily due to volume growth and improved profitability in the Asian and Latin American businesses. Income growth in the segment’s European operations was more than offset by changes in foreign currency rates.

In the first quarter of 2000, the Company acquired the Adespan pressure-sensitive materials operation of Panini S.p.A., a European printing and publishing company based in Italy. Adespan had sales of approximately $75 million in 1999. The excess of the cost-basis over the fair value of net tangible assets acquired was $24.1 million.

In the third quarter of 1999, the Company acquired Stimsonite, based in Niles, Illinois, a manufacturer of reflective safety products for the transportation and highway safety markets. The Company paid approximately $150 million (including the assumption of approximately $20 million in debt) for Stimsonite, which was primarily funded with the issuance of debt. Stimsonite had sales of $87 million in 1998. The excess of the cost-basis over the fair value of net tangible assets acquired was $124.7 million.

In the fourth quarter of 1999, the Company acquired the remaining minority stake in its Argentine business, the largest pressure-sensitive materials operation in that country.

Consumer and Converted Products:

	2001	2000	1999
	(In millions)
Net sales	$1,784.6	$1,898.3	$1892.3
Income from operation before interest and taxes	244.6	293.2	223.8

The Consumer and Converted Products segment reported decreased sales and income for 2001 compared to 2000. Sales decreased 6 percent to $1.78 billion in 2001, compared to $1.9 billion in 2000. Sales in the U.S. operations were negatively impacted by several factors. The slowdown in the North American economy particularly affected the Company’s office products business and the industrial and automotive business. Customer inventory reductions, consolidation of office product retail stores by the Company’s customers and a weak retail environment also negatively impacted sales in 2001. Domestic sales for the office products business were also negatively impacted by purchases of approximately $14 million made by major customers in December 2000 in order to increase the payout under our rebate programs, which pulled sales that normally would have occurred in the first quarter of 2001. In addition, domestic sales growth was negatively impacted by decreased volume and an unfavorable product mix shift in the Company’s converting businesses. Sales in international operations decreased primarily due to the negative impact of foreign currency exchange rates and the economic slowdown impacting some of the Company’s businesses in Europe.

The segment’s 2001 income decreased 16.6 percent to $244.6 million. Income for 2001 was impacted by a $9.4 million charge relating to cost reduction actions ($5.4 million in the U.S. operations and $4 million in the international operations). The decline in operating income was disproportionate to the decline in sales, after the charge, because fixed costs were not reduced commensurate with the overall decline in sales. Cost reduction actions and productivity initiatives partially offset the negative impact of the sales decline.

In the first quarter of 2001, the Company acquired CD Stomper, a leading product line of CD and DVD labels, software and a label applicator, from Stomp Inc., a software developer and manufacturer based in California. Sales in 2000 for the CD Stomper product line were approximately $20 million. The excess of the cost-basis over the fair value of net tangible assets acquired was $22.6 million.

The Consumer and Converted Products segment reported increased sales and income for 2000 compared to 1999. Sales increased .3 percent to $1.9 billion in 2000 over 1999 sales of $1.89 billion. Excluding the impact of changes in foreign currency rates, sales increased 3.4 percent. The segment’s 1999 income results include a pretax cost reduction charge of $37.6 million ($24.3 million in the U.S. operations and $13.3 million in the international operations). Increased sales in the U.S. operations were primarily driven by sales growth for Avery-brand office products. Domestic sales growth was negatively impacted by decreased volume and an unfavorable product mix shift in the Company’s converting businesses. The converting businesses experienced a slowdown attributable to the slowing North American economy and customer actions to reduce inventory levels. Strong volume growth in international businesses, including the worldwide ticketing business in particular, was more than offset by the unfavorable changes in foreign currency rates. As a result, total sales from international operations decreased slightly compared to 1999.

The segment’s 2000 income increased 31 percent to $293.2 million from 1999. Income from U.S. operations increased in 2000 primarily due to sales growth in the office products business, as well as manufacturing cost reductions and improved productivity related to the 1999 cost reduction program. Income was partially impacted by decreased volume and an unfavorable product mix shift in the Company’s converting businesses. Income from international operations increased compared to 1999, primarily due to growth in the worldwide ticketing business and improved profitability in the European and Asian office products businesses.

In the first quarter of 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company’s office products businesses in Europe with Zweckform Buro-Produkte GmbH (Zweckform), a German office products supplier. The Company’s aggregate cost basis in this venture was financed through available cash resources of approximately $23 million and the assumption of an obligation as reported in the “Other long-term obligation” line on the Consolidated Balance Sheet. The obligation is guaranteed by a standby letter of credit and it is the intention of the Company to pay the entire obligation in 2004. The excess of the cost-basis over the fair value of net tangible assets acquired was $104.6 million.

Financial Condition

Average working capital, excluding short-term debt, as a percent of sales was 7.9 percent in 2001, 6.4 percent in 2000 and 5 percent in 1999. The increase in 2001 reflects the increase in cash and the decrease in accounts payable and other accrued liabilities. The increase in 2000 reflects an increase in accounts receivable and average inventory and a decrease in current liabilities related to the 1999 cost reduction program. Average inventory turnover was 8.8 turns in 2001 and 2000, and 9.5 turns in 1999. The decrease in inventory turns in 2000 was primarily due to higher inventory levels associated with acquired companies, as well as a temporary increase in certain office products inventories to maintain service levels as production moved to new manufacturing facilities as a result of the 1999 cost reduction program. The average number of days sales outstanding in accounts receivable was 58 days in 2001, 56 days in 2000 and 52 days in 1999. The increase in 2001 reflects longer payment terms associated with increased international sales. The increase in 2000 reflects longer payment terms associated with increased international sales, acquisitions and some year end purchases by several of the Company’s large office products customers.

Several of the Company’s largest domestic customers operate in a highly competitive retail business environment, which has been impacted by the slowing economy in North America. As of year end 2001 and 2000, approximately 23 percent and 26 percent, respectively, of trade accounts receivable were from nine of these domestic customers. The Company does not require its customers to provide collateral, but the financial position and operations of these customers are monitored on an ongoing basis. The Company may be exposed to losses in the event of nonpayment.

The Company’s “Other assets” balance increased during 2001 primarily due to increases in software and other deferred charges, an increase in the cash surrender value of corporate-owned life insurance contracts and capitalized costs related to the acquisition of Jackstädt GmbH.

Total debt increased $22.5 million to $849.7 million compared to year end 2000 primarily due to debt issuances to fund acquisitions and capital expenditures. Total debt to total capital decreased to 47.8 percent at year end 2001 compared to 50 percent at year end 2000. Long-term debt as a percent of total long-term capital decreased to 40.3 percent from 48.3 percent at year end 2000.

Shareholders’ equity increased to $929.4 million from $828.1 million at year end 2000. During 2001, the Company repurchased approximately 356,000 shares of the Company’s common stock at a cost of $17.9 million. As of year end 2001, a cumulative 37.1 million shares of the Company’s common stock had been repurchased since 1991 and 3.3 million shares remained available for repurchase under the Board of Directors’ authorization. The market value of shares held in the employee stock benefit trust decreased by $25.4 million to $674.5 million from year end 2000, due to the effect of the change in the Company’s share price and the issuance of shares under the Company’s stock and incentive plans.

Return on average shareholders’ equity was 27.4 percent in 2001, 34.6 percent in 2000 and 27.1 percent in 1999. Return on average total capital for those three years was 16.2 percent, 19.6 percent and 17 percent, respectively. The decrease in these returns in 2001 was primarily due to the decrease in profitability. Increases in these returns for 2000 compared to 1999 was primarily due to an increase in profitability.

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

Liquidity and Capital Resources

The discussion of working capital in “Financial Condition” above is based upon average working capital employed through the year. In this section, any discussion of working capital changes is based upon the beginning and ending balances for the year. As such, this section compares working capital at two distinct points in time rather than the average amounts employed during the year.

Net cash flow from operating activities was $375.5 million in 2001, $409.9 million in 2000 and $426.9 million in 1999. The decrease in cash flow for 2001 was primarily due to a decrease in net income. The decrease in 2000 was primarily due to an increase in working capital because of an increase in accounts receivables. The increase in receivables was caused by purchases of approximately $14 million made by major customers late in December 2000 in order to increase the payout under our rebate programs. While the average number of days sales outstanding in receivables increased during 2001, the ending balance of receivables was lower than the prior year due to unusual customer purchasing patterns in late 2000 that were not repeated during 2001.

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

The Company’s long-term debt, including medium-term notes, was $626.7 million and $772.9 million at the end of 2001 and 2000, respectively. Maturities of long-term debt during the years 2002 through 2006 are $20.4 million (classified as current), $73 million, $85.7 million, $73 million and $235 million, respectively, with $160 million maturing thereafter.

The Company had medium-term notes of $448 million at year end 2001 and 2000. Medium-term notes have maturities from 2002 through 2025 and accrue interest at fixed and floating rates. The Company issued $40 million of medium-term notes during 2000. The proceeds from this issuance were used to refinance short-term debt and for other general corporate purposes.

The terms of various loan agreements in effect at year end require that the Company maintain specified ratios on consolidated debt and consolidated interest expense in relation to certain measures of income. Under the loan agreements, consolidated debt as a ratio to consolidated earnings before interest, taxes, depreciation and amortization may not exceed 3.5 to 1.0. The Company’s ratio at year end 2001 was 1.5 to 1.0. Consolidated earnings before interest and taxes, as a ratio to consolidated interest may not be less than 3.5 to 1.0. The Company’s ratio at year end 2001 was 8.2 to 1.0. Assets pledged as collateral and commitment fees relating to long-term financing arrangements are not significant.

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

Credit ratings are a significant factor in the Company’s ability to raise short-term and long-term financing. When determining a credit rating, the rating agencies place significant weight on the Company’s competitive position, consistency of cash flows, geographic dispersion and management team.

The ratings assigned to the Company also impact the interest rates on its commercial paper and other borrowings. In the event of a ratings downgrade within the investment grade category, the Company expects to still have access to the commercial paper market and bank facilities, but would be impacted by higher interest costs. The Company believes that the likelihood of a downgrade to its debt rating is not high. Moody’s Investors Service and Standard and Poor’s issue ratings on the Company. Currently, these credit rating firms have assigned short-term ratings of A1/P1 and long-term ratings of A/A2 for the Company.

In the first quarter of 1999, the Company completed a transaction with Steinbeis Holding GmbH to combine substantially all of the Company’s office products businesses in Europe with Zweckform, a German office products supplier. The Company’s aggregate cost basis in this venture was financed through available cash resources of approximately $23 million and the assumption of an obligation as reported in the “Other long-term obligation” line on the Consolidated Balance Sheet. The obligation is guaranteed by a standby letter of credit and it is the intention of the Company to pay the entire obligation in 2004.

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

The Company’s obligations relating to debt and leases at year end 2001 were as follows:

	Payments Due by Period
Contractual Obligations	Total	2002	2003	2004	2005	2006	Thereafter
	(In millions)
Current portion of long-term debt	$20.4	$20.4	—	—	—	—	—
Short-term lines of credit	52.6	52.6	—	—	—	—	—
Callable commercial notes	150.0	150.0	—	—	—	—	—
Long-term debt	626.7	—	$73.0	$85.7	$73.0	$235.0	$160.0
Operating leases	160.2	36.5	30.5	26.2	21.5	19.0	26.5
Other long-term obligation	74.6	—	—	74.6	—	—	—

Total contractual cash obligations	$1,084.5	$259.5	$103.5	$186.5	$94.5	$254.0	$186.5

The Company’s committed credit availability at year end 2001 was as follows:

	Total Amounts Committed	Amount of Commitment Expiration
		2002	2003	2004	2005	2006
	(In millions)
Lines of credit—committed, unused	$450.0	$200.0	—	—	—	$250.0
Standby letters of credit outstanding:			—
General	15.7	15.7	—	—	—	—
Deferred compensation	127.6	—	—	$23.8	$103.8	—
Zweckform obligation	74.6	—	—	74.6	—	—

Total	$667.9	$215.7	—	$98.4	$103.8	$250.0

In addition, the Company had uncommitted lines of credit of approximately $126.3 million at year end 2001. The Company’s uncommitted lines of credit do not have a commitment expiration date, and may be cancelled at any time by the Company or the banks.

Capital expenditures were $135.4 million in 2001 and $198.3 million in 2000. Capital expenditures for 2002 are expected to be approximately $150 million.

The annual dividend per share increased to $1.23 in 2001 from $1.11 in 2000 and $.99 in 1999. This was the 26th consecutive year the Company increased dividends per share.

The Company continues to expand its operations in Europe, Latin America and Asia Pacific. The Company’s future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. In 2001 and 2000, changes in exchange rates, such as for the Euro and Pound Sterling, negatively impacted the Company. The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because the Company's products are generally sourced in the currencies in which they are sold. For example, a negative impact of foreign exchange rates on sales would be matched with a partially offsetting positive impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income. To reduce its exposure to currency fluctuations, the Company may enter into foreign exchange forward, option and swap contracts, and interest rate contracts, where appropriate and available.

All translation gains and losses for operations in hyperinflationary economies were included in net income. Operations are treated as being in a hyperinflationary economy for accounting purposes, based on the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of the Company’s operations in Turkey for 2001, 2000 and 1999. These operations were not significant to the Company’s consolidated financial position or results of operations.

Pending Acquisition

On September 7, 2001, the Company announced an agreement to acquire the Jackstädt GmbH pressure-sensitive adhesive materials business. Jackstädt is a privately-held manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstädt, with consolidated revenues of approximately $400 million in 2000, has a global customer base and generates approximately 80 percent of its sales outside of Germany. The transaction is subject to a number of closing conditions, including regulatory approvals. Completion of the acquisition had been delayed pending further review by the German Federal Cartel Office, which has raised specific issues with respect to market definition and market share in that country. The Company is responding to the concerns, but the timing and ultimate outcome of the final regulatory review remain uncertain. As of year end 2001, the Company had capitalized approximately $9 million for direct costs related to this pending acquisition. If these issues cannot be overcome, the proposed transaction may be renegotiated or terminated, in which case some or all of these costs may be expensed depending on the outcome of the regulatory review.

Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. The Company believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. One of the Company’s directors, Mr. Peter W. Mullin, is the chairman and chief executive officer and a director of MC Insurance Services, Inc. (“MC”), Mullin Insurance Services, Inc. (“MINC”) and PWM Insurance Services, Inc. (“PWM”), executive compensation and benefit consultants and insurance agents. Mr. Mullin is also the largest stockholder of MC and the majority stockholder of MINC and PWM. During 2001, the Company paid insurance companies premiums for life insurance placed by MC, MINC and PWM in 2001 and prior years in connection with various Company employee benefit plans. In 2001, 2000 and 1999, MC, MINC and PWM earned commissions from such insurance companies in aggregate amounts of approximately $1.7 million, $1.6 million and $1 million, respectively, for the placement and renewal of this insurance. Mr. Mullin had direct and indirect interests related to these commissions of approximately $1 million in 2001 and 2000 and $.7 million in 1999. None of these transactions are significant to the financial position or results of operations of the Company.

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

Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and results, and which require management to make difficult, subjective and/or complex judgements. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include accounting for sales rebates, accounting for allowances for doubtful accounts and accounting for inventory reserves.

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

Management is required to make judgements, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: i) customer specific allowances; ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.

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

Future Accounting Requirements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” which supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations.” This Statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement will be effective in the first quarter of 2002. Upon adoption, the Company expects to separately state goodwill and intangible assets, which are currently shown on the Consolidated Balance Sheet as “Intangibles resulting from business acquisitions, net.”

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective in the first quarter of 2002. The adoption of this standard is not expected to have a significant impact on the Company’s financial results.

The Company is currently reviewing the requirements of Emerging Issues Task Force (EITF) Issue No. 00-14, “Accounting for Certain Sales Incentives.” This EITF consensus addresses the recognition, measurement, and income statement classification for sales incentives offered by a vendor without charge to a customer as a result of a single exchange transaction. The provisions of this consensus will be effective in the first quarter of 2002. The application of the consensus is not expected to have a significant impact on the Company’s financial results.

The Company is currently reviewing the requirements of EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” This EITF consensus addresses whether certain consideration from a vendor to a reseller of the vendor’s products is an adjustment to selling prices or cost. The provisions of this consensus will be effective in the first quarter of 2002. The application of the consensus is not expected to have a significant impact on the Company’s financial results.

Outlook

The Company’s results for 2001 reflect the challenging economic environment in the U.S. and international markets. The events of September 11, 2001 compounded the negative impact of the economic slowdown already experienced during the first half of the year. This slowdown has affected sales volume and profitability for both segments and may continue if current national and global economic conditions continue. The Company’s revenue and net income are impacted by both economic and market conditions.

In the third and fourth quarters of 2001, the Company experienced positive sales trends in the Pressure-sensitive Adhesives and Materials segment that may continue during 2002. Encouraging volume trends were seen in certain operations, including an improvement in the Fasson Roll materials business in North America during the second half of 2001, which resulted in stronger volume growth in the fourth quarter. Internationally, certain businesses, such as the pressure-sensitive business in Asia, continued to see volume growth. The Company currently has plans to open new facilities and expand its operations in Asia in the near future. The Company continued to experience weak sales trends, however, in the graphics and specialty tapes businesses.

In 2001, sales for the Consumer and Converted Products segment were negatively impacted by inventory reductions among the Company’s large office products customers, partially reflecting a slowdown in new retail store openings. Decreased sales for the segment were also due to the general economic weakness that impacted the Company’s businesses serving automotive and other industrial markets, and later impacted office products and ticketing for retail apparel. Currently, the Company does not expect significant disruptions in sales due to inventory reductions in 2002.

In the fourth quarter of 2001, the Company recorded a pretax charge of approximately $2.6 million related to the currency devaluation in Argentina. The Argentine peso will no longer be pegged to the U.S. dollar on a one-to-one basis. Instead, the peso will be floated in the foreign exchange market, allowing for fluctuations in currency exchange rates with the U.S. dollar. Transactions denominated in U.S. dollars will now be subject to gains and losses from changes in currency exchange rates. Political, regulatory, economic and other business conditions in Argentina (including the country’s current recession, availability of cash and consumer spending) are likely to negatively impact revenue and earnings in Argentina for 2002 compared to 2001. Operations in Argentina are not significant to the Company’s financial results, and represented less than $25 million in sales in 2001. The majority of the Company’s operations in Argentina are reported in the Pressure-sensitive Adhesives and Materials segment.

Other international operations, principally in Western Europe, constitute a significant portion of the Company’s business. The Company is exposed to foreign currency exchange rate risk, and changes to foreign exchange rates will impact the Company’s financial results.

Recent accounting pronouncements will also impact the Company’s earnings in 2002. The Company expects the adoption of SFAS No. 142 to benefit earnings per share, assuming dilution, by approximately $.13 compared to 2001. Under this new accounting standard, the Company will no longer amortize goodwill or indefinite-lived intangible assets.

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

Safe Harbor Statement

Except for historical information contained herein, the matters discussed in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this annual report contain “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “plan,” “project,” “will,” and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are described in Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001. Any forward-looking statements should be considered in light of the factors referred to in Exhibit 99, which are incorporated herein by reference.

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

The Company’s objective in managing the exposure to foreign currency changes is to reduce the risk on earnings and cash flow associated with foreign exchange rate changes. As a result, the Company enters into foreign exchange forward, option and swap contracts to reduce risks associated with the value of its existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs. The gains and losses on these contracts are intended to offset changes in the related exposures. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company’s consolidated net income.

The Company’s objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company will periodically use interest rate contracts to manage net exposure to interest rate changes related to its borrowings. The Company had no significant interest rate contracts outstanding at year end 2001.

In the normal course of operations, the Company also faces other risks that are either nonfinancial or nonquantifiable. Such risks principally include changes in economic or political conditions, other risks associated with foreign operations, commodity price risk and litigation risks, which are not represented in the analyses that follow.

Foreign Exchange Value-at-Risk

The Company uses a “Value-at-Risk” (VAR) model to determine the estimated maximum potential one-day loss in earnings associated with both its foreign exchange positions and contracts. This approach assumes that market rates or prices for foreign exchange positions and contracts are normally distributed. The VAR model estimates were made assuming normal market conditions. Firm commitments, receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were included in the model. Forecasted transactions, which certain of these instruments are intended to hedge, were excluded from the model. The VAR was estimated using a variance- covariance methodology based on historical volatility for each currency. The volatility and correlation used in the calculation were based on two-year historical data obtained from one of the Company’s domestic banks. A 95 percent confidence level was used for a one-day time horizon.

The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

The estimated maximum potential one-day loss in earnings for the Company’s foreign exchange positions and contracts was $2.6 million at year end 2001.

Interest Rate Sensitivity

An assumed 40 basis point move in interest rates (10 percent of the Company’s weighted-average floating rate interest rate) affecting the Company’s variable-rate borrowings would have had an immaterial effect on the Company’s 2001 earnings.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is contained in Registrant’s Consolidated Financial Statements and the Notes thereto appearing on pages 32 through 47, and in the Report of Independent Accountants on page 49 of Registrant’s 2001 Annual Report and is incorporated herein by reference.

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

(d)  Those financial statement schedules required by Regulation S-X which are excluded from Registrant’s 2001 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

By	/s/ DANIEL R. O’BRYANT
Daniel R. O’Bryant Senior Vice President, Finance and Chief Financial Officer

Dated:    December 26, 2002

CERTIFICATIONS

I, Philip M. Neal, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Avery Dennison Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

/s/ PHILIP M. NEAL
Philip M. Neal Chairman and Chief Executive Officer

December 26, 2002

CERTIFICATIONS

I, Daniel R. O’Bryant, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Avery Dennison Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

/s/ DANIEL R. O’BRYANT
Daniel R. O’Bryant Senior Vice President, Finance, and Chief Financial Officer

December 26, 2002