Form 10-Q/A
period 2002-09-28
AVERY DENNISON CORPORATION
filed 2002-12-27
CIK 8818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by a check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes    ✓         No

Number of shares of $1 par value common stock outstanding as of October 26, 2002:    109,808,214

Explanatory Note

This Amendment on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2002 amends and restates Part I Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (MD&A) to provide incremental disclosure.

The change to Item 1 consists of the following: on page 11 in the first paragraph under Note 12. Other Expense and Cost Reduction Program to the Consolidated Financial Statements, the Company has added the sentence “The lease contracts extend for a period of up to 8 years at which time the accruals for these leases will be fully utilized.”

The changes to Item 2 consists of the following:

(i) on page 16 in the two tables under the caption “Results of Operations: For the Quarter — Results of Operations by Reportable Operating Segment,” the Company has added information listing U.S. and International sales;

(ii) on page 16 in the first and third paragraph under the caption “Results of Operations: For the Quarter
— Results of Operations by Reportable Operating Segment,” the Company has quantified certain factors which contributed to the increase in sales;

(iii) on pages 18 and 19 in the two tables under the caption “Results of Operations: Nine Months Year-To-Date
— Results of Operations by Reportable Operating Segment,” the Company has added information listing U.S. and International sales; and

(iv) on page 19 in the first and third paragraph under the caption “Results of Operations: Nine Months Year-To-Date
— Results of Operations by Reportable Operating Segment,” the Company has quantified certain factors which contributed to the increase in sales.

This amendment on Form 10-Q/A does not reflect events occurring after the filing on November 12, 2002 of the registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2002 or materially modify or update those disclosures, except as discussed above.

AVERY DENNISON CORPORATION
AND SUBSIDIARIES

PART I.    ITEM 1.    FINANCIAL INFORMATION
AVERY DENNISON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	September 28, 2002	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$28.9	$19.1
Trade accounts receivable, net	742.0	569.1
Inventories, net	341.0	267.4
Deferred taxes	53.3	58.8
Other current assets	76.3	65.8

Total current assets	1,241.5	980.2

Property, plant and equipment, at cost	2,205.0	2,057.5
Accumulated depreciation	1,071.4	982.9

Property, plant and equipment, net	1,133.6	1,074.6
Goodwill, net	446.1	293.2
Other intangibles resulting from business acquisitions, net	129.2	120.0
Other assets	351.7	341.4

	$3,302.1	$2,809.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$268.9	$223.0
Accounts payable	388.6	316.4
Other current liabilities	559.4	409.6

Total current liabilities	1,216.9	949.0

Long-term debt	768.7	626.7
Non-current deferred taxes and other long-term liabilities	215.2	229.7
Other long-term obligation	81.1	74.6
Shareholders’ equity:
Common stock—$1 par value; authorized—400,000,000 shares; issued—124,126,624 shares at September 28, 2002 and December 29, 2001	124.1	124.1
Capital in excess of par value	740.2	707.2
Retained earnings	1,649.0	1,556.1
Cost of unallocated ESOP shares	(13.7)	(13.7)
Employee stock trusts, 11,304,840 shares at September 28, 2002 and 12,008,123 shares at December 29, 2001	(667.8)	(674.5)
Treasury stock at cost, 14,316,822 shares at September 28, 2002 and 14,235,871 shares at December 29, 2001	(638.4)	(633.4)
Accumulated other comprehensive loss	(173.2)	(136.4)

Total shareholders’ equity	1,020.2	929.4

	$3,302.1	$2,809.4

See Notes to Consolidated Financial Statements

AVERY DENNISON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	$1,114.5	$966.7	$3,101.6	$2,890.7
Cost of products sold	761.3	653.9	2,093.0	1,947.1

Gross profit	353.2	312.8	1,008.6	943.6
Marketing, general and administrative expense	239.5	209.6	676.6	627.2
Interest expense	11.8	12.4	30.7	39.7
Other expense	15.2	—	15.2	—

Income before taxes	86.7	90.8	286.1	276.7
Taxes on income	23.6	29.1	84.4	91.4

Income before accounting change	63.1	61.7	201.7	185.3
Cumulative effect of accounting change, net of tax	—	—	—	(.2)

Net income	$63.1	$61.7	$201.7	$185.1

Per share amounts:
Net income per common share:
Before accounting change	$64	$63	$2.05	$1.89
Cumulative effect of accounting change	—	—	—	—

Net income per common share	$64	$63	$2.05	$1.89

Net income per common share, assuming dilution:
Before accounting change	$64	$63	$2.03	$1.88
Cumulative effect of accounting change	—	—	—	—

Net income per common share, assuming dilution	$64	$.63	$2.03	$1.88

Dividends	$33	$30	$99	$90

Average shares outstanding:
Common shares	98.5	97.9	98.3	97.8
Common shares, assuming dilution	99.3	98.6	99.2	98.6

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

(In millions, except per share amounts) (Unaudited)
	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	$1,114.5	$1,061.9	$3,252.5	$3,189.2

Net income	$63.1	$60.2	$202.2	$184.7

Net income per common share	$64	$61	$2.06	$1.89
Net income per common share, assuming dilution	$64	$61	$2.04	$1.87

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

AVERY DENNISON CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Net Income Per Share
Net income per common share amounts were computed as follows:

		Three Months Ended		Nine Months Ended
(In millions, except per share amounts)		September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
(A)	Net income available to common shareholders	$63.1	$61.7	$201.7	$185.1

(B)	Weighted available to common shareholders	98.5	97.9	98.3	97.8

	Additional common shares issuable under employee stock options using the treasury stock method	.8	7.9		8

(C)	Weighted average number of common shares outstanding assuming the exercise of stock options	99.3	98.6	99.2	98.6

Net income per common share (A) ÷ (B)		$64	$63	$2.05	$1.89

Net income per common share, assuming dilution (A) ÷ (C)		$64	$63	$2.03	$1.88

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

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the planned disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of Jackstädt operations, as well as the planned closure of a plant facility, costs to exit leases and other fixed asset impairments related to other businesses. Approximately 60 percent of the charge relates to the integration of Jackstädt. The charge, shown in the “Other expense” line in the Consolidated Statement of Income, relates entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt. Of the $15.2 million charge, approximately $11.3 million relates to asset write-downs for property, plant and equipment and $3.9 million relates to lease cancellation costs. The lease contracts extend for a period of up to 8 years at which time the accruals for these leases will be fully utilized.

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

Income (loss) from operations before Interest and taxes (2):
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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement was effective for the Company on December 30, 2001, and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations. For the quarter and nine months ended September 28, 2002, the Company divested operations whose results, including the gain/loss on asset sales, did not have a significant impact on the income statement and were, therefore, not reflected as discontinued operations in the Company’s Consolidated Statement of Income.

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

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter (continued)

Results of Operations by Reportable Operating Segment

	Three Months Ended
Pressure-sensitive Adhesives and Materials: (In millions)	September 28, 2002	September 29, 2001
Sales – U.S.	$342.0	$322.8
Sales – International	378.7	249.9
Intrasegment Sales	(33.5)	(18.1)

Net Sales	$687.2	$554.6
Income from operations before interest and taxes	$41.8	$47.6

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the third quarter of 2002 compared to the same period last year. Sales increased domestically due to the strong sales growth of 10.0 percent in the roll materials business, which was attributable largely to industry consolidation, new products and service programs and new applications. Strong sales growth of 10.4 percent in the specialty tapes business from the introduction of new applications and products for the medical and industrial markets also contributed to the increase in domestic sales. The sales increase was partially offset by the reduction in sales from divested operations of 2.8 percent, including the specialty coatings business sold in the fourth quarter of 2001, as well as from a decline of less than 1 percent in the graphics and reflective business. Sales increased internationally, mainly due to the acquisition of Jackstädt, which had sales of approximately $93 million, sales growth in most businesses in Asia and Latin America and the positive impact of changes in foreign currency exchange rates.

The segment reported a decrease in income for the third quarter of 2002 compared to the same period last year. Income for the third quarter of 2002 was impacted by an $11 million charge ($3.6 million in the U.S. operations and $7.4 million in the international operations) related to asset impairment and lease cancellation costs. Excluding this charge, income increased domestically largely due to strong sales growth and improved profitability achieved through cost reductions and productivity gains, and the change in accounting for goodwill amortization. Income was comparable to the prior year for the segment’s international operations. Sales growth and the change in accounting for goodwill amortization was offset by integration costs related to the Jackstädt acquisition.

	Three Months Ended
Consumer and Converted Products: (In millions)	September 28, 2002	September 29, 2001
Sales – U.S.	$328.3	$324.0
Sales – International	153.9	145.6
Intrasegment Sales	(11.4)	(7.7)

Net Sales	$470.8	$461.9
Income from operations before interest and taxes	$65.3	$62.5

The Consumer and Converted Products segment reported an increase in sales for the third quarter of 2002 compared to the same period last year. Sales in the U.S. operations increased mainly due to increased sales in the industrial and automotive products business and the ticketing business. Sales from the office products business decreased 2.0 percent due to earlier customer inventory builds, which benefited the second quarter, as well as

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: For the Quarter (continued)

slower economic conditions and weaker consumer confidence impacting demand for office products. Sales from international operations increased principally due to the strong volume growth in Asia, especially in the ticketing business, and the positive impact of changes in foreign currency exchange rates in Europe. The increase was partially offset by weakened economic conditions in Europe.

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

Results of Operations by Reportable Operating Segment

	Nine Months Ended
Pressure-sensitive Adhesives and Materials: (In millions)	September 28, 2002	September 29, 2001
Sales – U.S.	$1,000.3	$960.3
Sales – International	968.3	770.6
Intrasegment Sales	(91.0)	(81.7)

Net Sales	$1,877.6	$1,649.2
Income from operations before interest and taxes	$153.5	$138.9

The Pressure-sensitive Adhesives and Materials segment reported increased sales for the first nine months of 2002 compared to the same period last year. Sales increased domestically principally due to the strong sales

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: Nine Months Year-To-Date (continued)

growth of 11.7 percent in the roll materials business, including the market share gain from business obtained from the closure of a competitor’s plant and a supply agreement with a company that decided to outsource its manufacturing of certain roll label materials, a full nine months of sales from the Dunsirn acquisition, which occurred in February of 2001, industry consolidation, new products and service programs and new applications. Sales growth of 5.0 percent in the specialty tapes business from the introduction of new applications and products for the medical and industrial markets also contributed to the increase in domestic sales. The sales increase was offset by a 3.9 percent reduction in sales from divested operations, including the specialty coatings business sold in the fourth quarter of 2001, as well as from sales declines in the U.S. graphics and reflective business. Sales increased internationally, mainly due to the acquisition of Jackstädt, which had sales of approximately $139 million, and strong volume growth in Asia and Latin America. Sales growth in Latin America was partially offset by the negative impact of changes in foreign currency exchange rates.

The segment reported an increase in income for the first nine months of 2002 compared to the same period last year. Income for 2002 was impacted by an $11 million charge ($3.6 million in the U.S. operations and $7.4 million in the international operations) related to asset impairment and lease cancellation costs. Excluding this charge, income increased domestically due to strong sales growth of 11.7 percent in the U.S. roll materials business, improved profitability achieved through cost reductions and productivity gains in the roll materials, specialty tapes and graphics businesses, as well as the positive impact from the change in accounting for goodwill amortization. Income increased for the segment’s international operations principally due to sales growth, improved profitability in the roll materials, graphics and specialty tapes businesses achieved through cost reductions and productivity gains, and the change in accounting for goodwill amortization. The increases were partially offset by integration costs related to the Jackstädt acquisition.

	Nine Months Ended
Consumer and Converted Products: (In millions)	September 28, 2002	September 29, 2001
Sales – U.S.	$925.2	$924.3
Sales – International	460.9	458.7
Intrasegment Sales	(35.1)	(20.4)

Net Sales	$1,351.0	$1,362.6
Income from operations before interest and taxes	$191.6	$196.3

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

The segment reported a decrease in income for the first nine months of 2002 compared to the same period last year. Income for 2002 was impacted by a $4.2 million charge ($2.7 million in the U.S. operations and $1.5 million in the international operations) related to asset impairment and lease cancellation costs. Excluding the charge, income was comparable to the prior year. The benefit from the change in accounting for goodwill

AVERY DENNISON CORPORATION AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations: Nine Months Year-To-Date (continued)

amortization was offset by weak economic conditions in Europe.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement was effective for the Company on December 30, 2001, and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations. For the quarter and nine months ended September 28, 2002, the Company divested operations whose results, including the gain/loss on asset sales, did not have a significant impact on the income statement and were, therefore, not reflected as discontinued operations in the Company’s Consolidated Statement of Income.

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

/s/ DANIEL R. O’BRYANT
Daniel R. O’Bryant Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL A. SKOVRAN
Michael A. Skovran Vice President and Controller (Chief Accounting Officer)

December 26, 2002

CERTIFICATIONS

I, Philip M. Neal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Avery Dennison Corporation;

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ PHILIP M. NEAL
Philip M. Neal Chairman and Chief Executive Officer

December 26, 2002

CERTIFICATIONS

I, Daniel R. O’Bryant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Avery Dennison Corporation;

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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