Form 10-K
period 2002-12-28
AVERY DENNISON CORPORATION
filed 2003-03-28
CIK 8818

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates as of June 28, 2002, was approximately $6,154,583,378.

Number of shares of common stock, $1 par value, outstanding as of February 24, 2003: 110,465,810.

The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:
Annual Report to Shareholders for fiscal year ended December 28, 2002 (the “2002 Annual Report”)	Parts I, II
Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2003 (the “2003 Proxy Statement”)	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS

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

International operations constitute a significant portion of the Company’s business. In addition, the Company is currently expanding its operations in Asia Pacific, Latin America and Eastern Europe. As of December 28, 2002, the Company manufactured and sold its products from over 200 sales offices and distribution and manufacturing facilities located in 42 countries, and employed a total of approximately 20,500 persons worldwide.

On May 17, 2002, the Company acquired Jackstädt GmbH (“Jackstädt”), a manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstädt has an international customer base, and had consolidated revenues of approximately $400 million in 2001. This acquisition was the Company’s largest in over a decade. Jackstädt strengthens the Company’s pressure-sensitive business in many developing markets and other growth areas around the world, including Asia, Latin America and Eastern Europe. Integration of the Jackstädt business is progressing and the majority of the integration actions, including cost and headcount reductions, are expected to be completed by the end of the second quarter 2004.

On November 5, 2002, the Company acquired RVL Packaging, Inc. (“RVL”), a California-based provider of brand identification products to apparel manufacturers and retailers. On the same day, the Company also acquired the assets of L&E Packaging (“L&E”), one of RVL’s suppliers, based in North Carolina. On a combined basis, unaudited revenues for RVL and L&E and affiliated companies were approximately $175 million for 2001.

The Company wishes to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and is subject to certain risks referred to in Exhibit 99.1 hereto, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuations, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings, and the availability and pricing of raw materials.

Except as set forth below, no material part of the Company’s business is dependent upon a single customer or a few customers. However, sales and related accounts receivable of the Company’s U.S. consumer products business are concentrated in a small number of major customers, principally discount office products superstores, mass marketers and distributors (see Note 5 of Notes to Consolidated Financial Statements beginning on page 49 of the 2002 Annual Report, which is incorporated by reference). United States export sales are not a significant part of the Company’s business. Backlogs are not considered material in the industries in which the Company competes.

Available information

The Company electronically files with the Securities and Exchange Commission (“SEC”) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934. The SEC maintains a site on the internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Avery Dennison Corporation also makes these filings available free of charge by way of a third-party hyperlink service through the Company’s internet site, www.averydennison.com (under the “Investors” tab), as soon as reasonably practical after electronic filing of such material with the SEC.

Pressure-sensitive Adhesives and Materials Segment

The Pressure-sensitive Adhesives and Materials segment manufactures and sells Fasson-, JAC- and Avery Dennison-brand pressure-sensitive base materials, specialty tapes, graphic films, reflective highway safety products, and chemicals. Base materials consist primarily of papers, plastic films, metal foils and fabrics, which are primed and coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. The business of this segment is generally not seasonal, except for certain highway safety products.

Base material products, which consist of a wide range of pressure-sensitive coated papers, films and foils, are sold to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications. Other product offerings include paper and film materials for use in a variety of industrial, commercial and consumer applications. The Company also manufactures and sells proprietary film face materials that are converted into labels generally for consumer applications.

Specialty tape products are single- and double-coated tapes and adhesive transfer tapes for use in non-mechanical fastening systems in various industries and are sold to industrial and medical converters, original equipment manufacturers and disposable-diaper producers worldwide.

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

Chemical products include a range of solvent- and emulsion-based acrylic polymer adhesives, top coats, protective coatings and other polymer additives for internal uses, as well as for sale to other companies.

On May 17, 2002, the Company acquired Jackstädt, a manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstädt has an international customer base and had consolidated revenues of approximately $400 million in 2001. Jackstädt strengthens the Company’s pressure-sensitive business in many developing markets and other growth areas around the world, including Asia, Latin America and Eastern Europe.

In this segment, the Company competes, both domestically and internationally, with a number of medium to large firms. Entry of competitors into the field of pressure-sensitive adhesives and materials is limited by certain capital requirements and a need for sophisticated technical know-how. The Company believes that its ability to serve its customers with a broad line of quality products and service programs, its distribution and brand strength, and the development and commercialization of new products are among the more significant factors in developing and maintaining its competitive position.

Consumer and Converted Products Segment

The Consumer and Converted Products segment manufactures and sells a wide range of Avery-brand consumer products, custom label products, high performance specialty films and labels, automotive applications and fasteners. The business of this segment is generally not seasonal, except for certain consumer products sold during the back-to-school season.

The Company’s principal consumer products are generally sold worldwide through wholesalers and dealers, mass market channels of distribution, and superstores. The Company manufactures and sells a wide range of Avery-brand products for home, school and office uses, including copier, ink-jet and laser printer labels, related computer software, presentation and organizing systems, ink-jet and laser printer card and index products, data-processing labels, notebooks, notebook and presentation dividers, three-ring binders, sheet protectors, and various vinyl and heat-sealed products. A wide range of other stationery products is offered, including writing instruments, markers, adhesives and specialty products under brand names such as Avery, Stabilo, Marks-A-Lot and HI-LITER, Index Maker and accounting products, note pads and presentation products under the National brand name. The extent of product offerings varies by geographic market. Operations in Europe distribute a broad range of these types of products under the Avery and Zweckform brands. Operations in Latin America and Asia Pacific have been established to market and distribute the Avery-brand line of stock self-adhesive products, including copier, ink-jet and laser labels and related software, laser printed card products and other unprinted labels.

Custom label products in North America primarily consist of custom pressure-sensitive and heat-seal labels for automotive and durable goods industries and custom pressure-sensitive labels and specialty combination products for the electronic data-processing market. These products are sold directly to manufacturers, packagers and retailers, as well as through international subsidiaries and distributors. Label products in Europe include custom and stock labels, labeling machinery and data printing systems, which are marketed to a wide range of industrial and retail users.

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

The Company also manufactures and sells self-adhesive battery labels to battery manufacturers, and self-adhesive stamps to the postal service in the U.S. and certain other countries. The Company is an integrated supplier of adhesive coating, security printing and converting technologies for postage stamp production. Specialty automotive film products are used for interior and exterior vehicle finishes, striping decoration and identification. Other products include pressure-sensitive sheeted and die-cut papers and films, which are sold through distributors.

On November 5, 2002, the Company acquired RVL, a California-based provider of brand identification products to apparel manufacturers and retailers. On the same day, the Company also acquired the assets of L&E, one of RVL’s suppliers, based in North Carolina. On a combined basis, unaudited revenues for RVL and L&E and affiliated companies were approximately $175 million for 2001.

In this segment, the Company competes, both domestically and internationally, with a number of small to large firms (among the principal competitors are Esselte AB, Fortune Brands, Inc., and 3M Co.). The Company believes that its ability to serve its customers with an extensive product line, its distribution and brand strength, its ability to develop and to commercialize new products, and its diverse technical foundation, including a range of electronic imprinting systems, are among the more significant factors in developing and maintaining its competitive position.

Research and Development

Many of the Company’s current products are the result of its own research and development efforts. The Company expended $74.5 million, $69.9 million and $67.8 million, in 2002, 2001 and 2000, respectively, on research-related activities by operating units and the Avery Research Center (the “Research Center”), located in Pasadena, California. A significant amount of the Company’s research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to both of the Company’s operating segments.

The operating units’ research efforts are directed primarily toward developing new products and processing operating techniques and improving product performance, often in close association with customers. The Research Center supports the operating units’ patent and product development work, and focuses on research and development in new adhesives, materials and coating processes, as well as new product applications and ventures. Research and development often focuses on projects affecting both operating segments in areas such as printing and coating technologies, and adhesive, release and ink chemistries.

The loss of the Company’s individual patents or licenses would not be material to the business of the Company taken as a whole, nor to either one of the Company’s operating segments. The Company’s principal trademarks are Avery, Fasson and Avery Dennison. These trademarks are significant in the markets in which the Company’s products compete.

Three-Year Summary of Segment Information

The Business Segment Information and financial information by geographical areas of the Company’s operations for the three years ended December 28, 2002, which appear in Note 12 of Notes to Consolidated Financial Statements on pages 55 and 56 of the 2002 Annual Report, are incorporated herein by reference.

Other Matters

The raw materials used by the Company are primarily paper, plastic and chemicals, which are purchased from a variety of commercial and industrial sources and are subject to pricing fluctuations. Although from time to time shortages could occur, these raw materials currently are generally available.

At present, the Company produces a majority of its self-adhesive materials using water-based emulsion and hot-melt adhesive technologies. However, a portion of the Company’s manufacturing process for self-adhesive materials utilizes certain organic solvents which, unless controlled, would be emitted into the atmosphere. Emissions of these substances are regulated by agencies of federal, state, local and foreign governments. The Company invests in solvent capture and control units, as well as solvent-free systems to regulate emissions in connection with the acquisition of new manufacturing equipment and facilities.

Efforts have been directed toward development of new adhesives and adhesive processing systems. Emulsion adhesives, hot-melt adhesives or solventless silicone systems have been installed in the Company’s facilities in Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; Quakertown, Pennsylvania; Rodange, Luxembourg; Turnhout, Belgium; Hazerswoude, the Netherlands; Cramlington, England; and Gotha, Germany, as well as other plants in the United States, Argentina, Australia, Brazil, China, Colombia, France, Germany, India, Korea, and Thailand.

Based on current information, the Company does not believe that the costs of complying with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, consolidated financial position and operations of the Company.

For information regarding the Company’s potential responsibility for cleanup costs at certain hazardous waste sites, see “Legal Proceedings” (Part I, Item 3) and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (Part II, Item 7).

Item 2.	PROPERTIES

At December 28, 2002, the Company operated approximately 34 principal manufacturing facilities in excess of 100,000 square feet and totaling approximately 5 million square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:

Pressure-sensitive Adhesives and Materials Segment

Domestic—	Peachtree City, Georgia; Greenfield, Fort Wayne, Lowell, and Schererville, Indiana; Fairport Harbor, Mentor and Painesville Ohio; Quakertown, Pennsylvania; and Neenah, Wisconsin.

Foreign—

Turnhout, Belgium; Vinhedo, Brazil; Ajax, Canada; Kunshan, China; Cramlington, United Kingdom; Champ-sur-Drac and Valenciennes, France; Gotha and Schwelm, Germany; Bonoporto, Italy; Rodange, Luxembourg; Johannesburg, South Africa; Rayong, Thailand; and Hazerswoude, the Netherlands.

Consumer and Converted Products Segment

Domestic—	Flowery Branch, Georgia; Chicopee and Fitchburg, Massachusetts; Meridian, Mississippi; Strongsville, Ohio; and Clinton, South Carolina.

Foreign—	Hong Kong, China; and Juarez and Tijuana, Mexico.

In addition to the Company’s principal manufacturing facilities described above, the Company’s other principal facilities include its corporate headquarters facility and research center in Pasadena, California, and offices located in Brea, California; Leiden, the Netherlands; Concord, Ohio; Framingham, Massachusetts; and Wuppertal, Germany

All of the Company’s principal properties identified above are owned except the facilities in Brea, California, and Juarez, Mexico, which are leased.

All of the buildings comprising the facilities identified above were constructed after 1954, except parts of the Framingham, Massachusetts office. All buildings owned or leased are well maintained and of sound construction, and are considered suitable and generally adequate for the Company’s present needs. The Company plans to expand capacity and provide facilities to meet future increased demand as needed. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. The Company knows of no material defects in title to, or significant encumbrances on its properties except for certain mortgage liens.

Item 3.	LEGAL PROCEEDINGS

The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at eight waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT(1)

Name	Age	Served as Executive Officer since	Former Positions and Offices with Registrant
Philip M. Neal Chairman and Chief Executive Officer (also Director of Registrant	62	January 1974	1990-1998 1998-2000	President and Chief Operating Officer President and Chief Executive Officer

Dean A. Scarborough President and Operating Officer (also Director of Registrant)	47	August 1997	1997-1999	Group V.P., Fasson Roll North America and Europe
			1999-2000	Group V.P., Fasson Roll Worldwide

Robert G. van Schoonenberg Executive Vice President, General Counsel and Secretary	56	December 1981	1997-2000	S.V.P., General Counsel and Secretary

Daniel R. O’Bryant Senior Vice President, Finance and Chief Financial Officer	45	January 2001	1997-1999	General Manager, Business Forms Division, Fasson Roll N.A.
			1999-2000	V.P. and General Manager, Product Identification Division, Fasson Roll N.A.
			2000-2001	V.P. and General Manager, Fasson Roll N.A.

Diane B. Dixon Senior Vice President, Worldwide Communications and Advertising	51	December 1985	1997-2000	V.P., Worldwide Communications and Advertising

Robert M. Malchione Senior Vice President, Corporate Strategy and Technology	45	August 2000	1997-2000	V.P., Boston Consulting Group(2)
			2000-2001	S.V.P., Corporate Strategy

Karyn E. Rodriguez Vice President and Treasurer	43	June 2001	1997-1999	Director, Corporate Finance and Investments
			1999-2001	Assistant Treasurer, Corporate Finance and Investments

Michael A. Skovran Vice President and Controller	44	January 2002	1998-2001	V.P., Finance, Worldwide Office Products

Christian A. Simcic Group Vice President, Roll Materials Worldwide	46	May 2000	1997-2000	V.P. and Managing Director, Asia Pacific

Timothy S. Clyde Group Vice President, Worldwide Office Products	40	February 2001	1998-1999	General Manager, OF&P Division, Office Products N.A.
			1999-2000	V.P. and General Manager OF&P Division, Office Products N.A.
			2000-2001	V.P. and General Manager Office Products N.A.

(1)	All officers are elected to serve a one-year term and until their successors are elected and qualify.
(2)	Business experience during past 5 years prior to service with Registrant.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

The information called for by this item appears on page 60 of Registrant’s 2002 Annual Report and is incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

Selected financial data for each of Registrant’s last five fiscal years appears on page 26 of Registrant’s 2002 Annual Report and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

Overview and Outlook

The Company’s results for 2002 reflect growth from the completion of three acquisitions, as well as sales from new products and applications in a variety of consumer and industrial markets. Improved profitability was achieved from cost reduction and productivity improvement programs such as Six Sigma, a program designed to improve productivity and quality.

The Pressure-sensitive Adhesives and Materials segment reported increased sales for 2002 compared to 2001. The worldwide Roll Materials business, the Graphics and Reflective business outside the U.S. and the domestic and international Specialty Tapes business reported sales growth. The Graphics and Reflective business in the U.S., however, continued to be negatively impacted by generally weak economic conditions. Contributing to the growth in the segment was the acquisition in May 2002 of Jackstädt GmbH (“Jackstädt”), a manufacturer of pressure-sensitive materials based in Germany. This acquisition was the Company’s largest in over a decade. Jackstädt strengthens the Company’s business in many developing markets and other growth areas around the world, including Asia, Latin America and Eastern Europe. Integration of the Jackstädt business is progressing and the majority of the integration actions, including cost and headcount reductions, are expected to be completed by the end of the second quarter 2004.

The Consumer and Converted Products segment reported increased sales for 2002 compared to 2001. Retail Information Services reported increased sales in 2002 compared with 2001 primarily as a result of the fourth quarter acquisitions of RVL Packaging, Inc. (“RVL”), a provider of brand identification products to apparel manufacturers and retailers, and L&E Packaging (“L&E”), one of RVL’s suppliers, as well as from worldwide Ticketing. Industrial and Automotive Products also reported increased sales in 2002 compared to 2001. Although the Office Products business in North America posted modest sales growth in 2002, the European Office Products business reported a slight downturn in sales relative to the prior year. The office products environment has been challenging over the past two years, with superstores closing stores and reducing inventory, while white collar layoffs have reduced end-user demand.

The Company recorded charges totaling $32.1 million in the third and fourth quarters of 2002 for severance ($10.7 million), the impairment of property, plant and equipment ($17.5 million) and lease cancellation costs ($3.9 million). Approximately 40 percent of the $10.7 million severance charge was related to the elimination of Avery Dennison positions as a result of the Jackstädt integration, while the remainder was associated with the announcement of the closure of an Office Products’ manufacturing facility and other cost reduction actions. Approximately 50 percent of the $21.4 million charge for asset impairments and lease cancellation costs related to the integration of Jackstädt. The remainder of the charge primarily related to the Reflective business. The Company expects additional headcount reductions of approximately 700 positions during 2003 and 2004. The Company expects to take charges totaling approximately $20 million in the first quarter of 2004 for the balance of severance costs related to the Jackstädt acquisition.

Interest expense was $43.7 million for 2002, compared to $50.2 million in 2001, reflecting lower interest rates on the Company’s short-term, floating rate debt. The Company entered into a forward starting interest rate swap in May 2002 to secure the interest rate on the Company’s anticipated long-term debt issuance to finance the acquisition of Jackstädt. The principal amount hedged was $250 million. Because of a shift in interest rates, an unrealized loss of approximately $37.4 million related to the swap was included in other comprehensive loss at the end of 2002. In January 2003, the Company issued $250 million of 10-year and $150 million of 30-year notes for the purpose of refinancing the short-term obligations on a long-term basis. In connection with the issuance of the notes, the Company settled the interest rate swap at a loss of approximately $32.5 million. The loss will be amortized to interest expense over the term of the debt. Interest expense will increase as a result of the refinancing.

Subsequent to the announcement of the RVL and L&E acquisitions, Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) reviewed the Company’s debt ratings. S&P reaffirmed the Company’s “A-1” short-term rating, “A” long-term rating and “negative” outlook. Moody’s downgraded the Company’s short-term rating from “P1” to “P2” and its long-term rating from “A2” to “A3,” and changed the outlook for the Company from “negative” to “stable.” The downgrade will increase interest rates on the Company’s debt. Beginning in 2003, based on current interest rates and the current level of debt, the increased interest cost associated with the downgrade is estimated to have an after-tax impact in the range of approximately $1 million to $3 million per year.

The effective tax rate was 29.5 percent for 2002. The Company estimates the effective tax rate will be approximately 29.5 percent during 2003, subject to structural and operational changes, the impact of acquisitions and the geographic mix of income.

International operations constitute approximately 45 percent of the Company’s business. The Company is exposed to foreign currency exchange rate risk, and changes to foreign exchange rates will impact the Company’s financial results.

Weakness in the equity markets and the lower interest rate environment resulted in modifications to the Company’s 2002 pension assumptions, negatively impacting pretax operating income by $4 million in 2002 compared with 2001. Continued weakness in the equity markets and the lower interest rate environment have resulted in adjustments of the 2003 pension assumptions, and as a result of these changes, forecasted pension expense for 2003 is expected to negatively impact pretax operating income by approximately $10 million relative to 2002.

The 2003 weighted-average assumptions for return on plan assets and discount rate for U.S. pension plans are 9 percent and 7 percent, respectively. The 2003 weighted-average assumptions for return on plan assets and discount rate for international plans are 6.6 percent and 5.5 percent, respectively.

The adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles,” at the beginning of fiscal 2002 benefited earnings per share, assuming dilution, by approximately $.14 in 2002. Under this accounting standard, the Company no longer amortizes goodwill. Amortization expense related to intangible and other assets increased approximately $9 million in fiscal 2002 as a result of increases in capitalized software, deferred charges and from identifiable intangibles resulting from the 2002 acquisitions. A full year of amortization expense for the identifiable intangibles from the 2002 acquisitions is expected to be approximately $4 million in 2003.

The Company expects continued growth in 2003. During the year, the Company will be introducing new products in both the Pressure-sensitive Adhesives and Materials and the Consumer and Converted Products segments. The Company also expects growth from acquisitions completed in 2002. The Company has reduced costs and will continue its cost management initiatives designed to improve margins. The Company continues to pursue long-term growth initiatives, with emphasis on new product development and growth in emerging markets, particularly in the Asia Pacific, Latin American and Eastern European regions.

Results of Operations

	2002	2001	2000
	(In millions)
Net sales	$4,206.9	$3,803.3	$3,893.5
Cost of products sold	2,853.2	2,563.1	2,561.3

Gross profit	1,353.7	1,240.2	1,332.2
Marketing, general and administrative expense	913.1	830.5	851.3
Interest expense	43.7	50.2	54.6
Other expense (income), net	32.1	(.3)	—

Income before taxes and accounting change	364.8	359.8	426.3
Taxes on income	107.6	116.4	142.8

Income before accounting change	257.2	243.4	283.5
Cumulative effect of accounting change, net of tax	—	(.2)	—

Net income	$257.2	$243.2	$283.5

Sales increased 10.6 percent to $4.21 billion in 2002, compared to $3.8 billion in 2001. Excluding changes in foreign currency exchange rates, sales increased 10 percent. In 2001, sales decreased 2.3 percent over 2000 sales of $3.89 billion. Excluding the impact of currency, sales decreased .6 percent in 2001. Acquisitions made in each of the years 2002, 2001 and 2000 contributed additional sales of approximately $270 million in 2002, $84.3 million in 2001 and $97.1 million in 2000. The contribution from acquisitions in 2002 can only be estimated given the integration of the Jackstädt acquisition with the Company’s existing business.

Gross profit margins for the years ended 2002, 2001 and 2000 were 32.2 percent, 32.6 percent and 34.2 percent, respectively. The Company’s gross profit margins for individual products within business units can vary significantly. The decrease in 2002 was due to the lower gross profit margin on the Jackstädt business, partially offset by reduced expenses from the cost reduction programs and productivity initiatives. The decrease in 2001 was due to lower sales in the higher-margin Office Products business, a shift in sales within the Roll Materials business to lower-margin products, as well as a resulting increase in fixed costs as a percentage of sales across most of the Company’s businesses because fixed costs were not reduced commensurate with the overall decline in sales.

Marketing, general and administrative expense as a percent of sales was 21.7 percent in 2002, 21.8 percent in 2001 and 21.9 percent in 2000.

On November 5, 2002, the Company acquired RVL, a provider of brand identification products to apparel manufacturers and retailers. RVL designs, markets and distributes woven and printed labels, graphic tags and specialty packaging products. On the same day, the Company also acquired the assets of L&E, one of RVL’s suppliers. L&E offers a broad range of printing products tailored to the specific needs of the apparel and retail industries. Both transactions included the acquisition of certain related entities. The purchase price, net of cash acquired, for these transactions was approximately $222 million, consisting of approximately $175 million in cash and approximately $47 million in shares of Avery Dennison common stock. Funds to complete the acquisitions were derived from short-term borrowings. On a combined basis, unaudited revenues for RVL, L&E and affiliated companies were approximately $175 million for 2001. The operations of the acquired companies are included in the Company’s Consumer and Converted Products segment.

On May 17, 2002, the Company acquired Jackstädt, a manufacturer of pressure-sensitive adhesive materials based in Germany. Jackstädt has an international customer base and had consolidated revenues of approximately $400 million in 2001. The purchase price, net of cash acquired, was approximately $311 million, which included approximately $211 million in cash and assumed debt of approximately $100 million. The Jackstädt business is included in the Company’s Pressure-sensitive Adhesives and Materials segment. Jackstädt complements the

Company’s operations in Europe, Latin America, Asia and North America. Jackstädt enhances the Company’s international presence and enables it to offer a broader selection of products and services. Integration of the Jackstädt business is progressing with the reduction at year end of approximately 315 of the estimated 1,000 positions to be eliminated.

The Company recorded a charge in the fourth quarter of 2002 relating to cost reduction actions. The 2002 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $10.7 million, which consisted of employee severance and related costs for approximately 300 positions worldwide. This charge is shown in the “Other expense” line in the Consolidated Statement of Income. The positions eliminated included approximately 80 employees in the Pressure-sensitive Adhesives and Materials segment and approximately 220 employees in the Consumer and Converted Products segment. Severance and related costs represented cash paid or to be paid to employees terminated under the program. At year end 2002, $9.8 million remained accrued for severance and related costs (included in “Accrued payroll and employee benefits” in the Consolidated Balance Sheet). At the end of 2002, of the approximate 300 positions affected by these actions, approximately 50 employees (10 employees from the Consumer and Converted Products segment and 40 employees from the Pressure-sensitive Adhesives and Materials segment) had left the Company. The Company expects to complete this cost reduction program in 2003.

In the fourth quarter of 2002, the Company recorded a $6.2 million pretax charge for the planned disposition of fixed assets (comprised of machinery and equipment) related to a reduction of costs in the Reflective business, as well as the Jackstädt integration. The charge, shown in the “Other expense” line in the Consolidated Statement of Income, related entirely to assets owned by the Company prior to the acquisition of Jackstädt.

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of the Jackstädt operations, as well as the planned closure of a plant facility, costs to exit leases and other asset impairments related to other businesses. Approximately 60 percent of the charge related to the integration of Jackstädt. The charge, shown in the “Other expense” line in the Consolidated Statement of Income, related entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt. Of the $15.2 million charge, approximately $11.3 million related to asset impairments for property, plant and equipment ($1.3 million for buildings and $10 million for machinery and equipment) and $3.9 million related to lease cancellation costs. The Company expects to pay the lease cancellation costs through 2011. The lease contracts extend for a period of up to eight years at which time the accruals for these leases will be fully utilized.

The table below details the lease cancellation cost activity:

(In millions)
Accrued lease cancellation costs	$3.9
Cancellation costs paid	(.2)

Accrued lease cancellation costs, end of period	$3.7

In the fourth quarter of 2001, the Company sold its specialty coatings business, reported within the Pressure-sensitive Adhesives and Materials segment. Cash proceeds and $11.5 million in notes and receivables were received as part of the sale, which resulted in a pretax gain of approximately $20.2 million. Net sales from this business were $26.7 million for ten months in 2001 and $37.7 million in 2000.

The Company also recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately

400 positions worldwide, and asset impairments of $6.8 million. The positions eliminated included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represented cash paid or to be paid to employees terminated under the program. Asset impairments represented non-cash charges required to reduce the carrying value of the assets that were disposed of to net realizable value as of the planned date of disposal. At year end 2002, $1.9 million remained accrued for severance and related costs (included in “Accrued payroll and employee benefits” in the Consolidated Balance Sheet), associated with long-term severance contracts, which will be paid through 2004. All amounts related to asset impairments were utilized.

Interest expense for the years ended 2002, 2001 and 2000 was $43.7 million, $50.2 million and $54.6 million, respectively. The decrease in 2002 was due to lower interest rates on short-term, floating rate debt, partially offset by the additional interest on the debt used to fund the Jackstädt acquisition in the second quarter, as well as the RVL and L&E acquisitions in the fourth quarter. The decrease in 2001 was due to the impact of lower interest rates on the Company’s short-term debt.

Income before taxes, as a percent of sales, was 8.7 percent in 2002, 9.5 percent in 2001 and 10.9 percent in 2000. The percentage decrease in 2002 reflected the total third and fourth quarter pretax charges of $32.1 million and lower gross profit margin as a percent of sales. The decrease was partially offset by lower interest expense, the elimination of goodwill amortization and lower marketing, general and administrative expenses as a percent of sales. The percentage decrease in 2001 was primarily due to the lower gross profit margin.

The effective tax rate was 29.5 percent in 2002, 32.4 percent in 2001 and 33.5 percent in 2000. The decrease in the effective tax rate in 2002 was principally due to structural and other operational changes, the impact of acquisitions, the geographic mix of income and the change in accounting for goodwill. The percentage decrease in 2001 reflected a change in geographic mix of profits, utilization of various tax credits worldwide and both structural and operational changes that reduced taxes. The Company estimates that the effective tax rate for 2003 will be approximately 29.5 percent.

	2002	2001	2000
	(In millions, except per share amounts)
Net income	$257.2	$243.2	$283.5
Net income per common share	2.61	2.49	2.88
Net income per common share, assuming dilution	2.59	2.47	2.84

Net income totaled $257.2 million in 2002, $243.2 million in 2001 and $283.5 million in 2000. Net income for 2002 increased 5.8 percent from 2001. Net income for 2001 decreased 14.2 percent from 2000. Net income, as a percent of sales, was 6.1 percent, 6.4 percent and 7.3 percent in 2002, 2001 and 2000, respectively.

Net income per common share was $2.61 in 2002 compared to $2.49 in 2001 and $2.88 in 2000. Net income per common share for 2002 increased 4.8 percent from 2001. Net income per common share for 2001 decreased 13.5 percent from 2000.

Net income per common share, assuming dilution, was $2.59 in 2002 compared to $2.47 in 2001 and $2.84 in 2000. Net income per common share, assuming dilution, for 2002 increased 4.9 percent from 2001. Net income per common share, assuming dilution, for 2001 decreased 13 percent from 2000.

Results of Operations by Operating Segment

Pressure-sensitive Adhesives and Materials:

	2002	2001	2000
	(In millions)
Net sales	$2,568.0	$2,188.8	$2,136.4
Income from operations before interest and taxes	198.0	192.1	212.4

The Pressure sensitive Adhesives and Materials segment reported increased sales and income for 2002 compared to 2001. Sales increased approximately $379 million or 17.3 percent to $2.57 billion in 2002 compared to $2.19 billion in 2001 driven by strong sales in both the domestic and international operations. Domestic sales, including intrasegment sales, increased approximately $56 million or 4 percent due to strong sales in the Roll Materials business (approximately $92 million). The increase resulted, in part, from market share gain from business obtained from the closure of a competitor’s plant (estimated to be $11 million) and a supply agreement with a company that outsourced its manufacturing of certain roll label materials (estimated to be $23 million), as well as other factors including industry consolidation, new products and service programs and new applications. Additionally, domestic sales increased due to an increase in the Specialty Tapes business (approximately $8 million) driven by the introduction of new applications and products for the medical and industrial markets. Increases in 2002 sales were partially offset by a reduction in sales from the sale of the specialty coatings business in the fourth quarter of 2001 (2001 sales of approximately $27 million), as well as sales declines in the Graphics and Reflective business of approximately $10 million. Sales increased internationally including intrasegment sales, approximately $344 million or 34 percent, principally due to the acquisition of Jackstädt in the second quarter of 2002 (total 2002 impact on sales estimated to be approximately $262 million). In addition, excluding sales from the Jackstädt business, international sales reflected strong sales growth in Roll Materials Asia (approximately $34 million) and higher sales in the Roll Materials and Graphics businesses in Europe (approximately $33 million) due to a favorable impact of changes in foreign currency exchange rates.

The segment’s income increased 3.1 percent to $198 million compared to 2001. Income from domestic operations was down slightly (approximately $4 million) compared to 2001. The decrease in income from domestic operations in 2002 reflected a charge of approximately $9 million related to the 2002 restructuring, asset impairments and lease cancellation costs, compared to a charge of $3.9 million for cost reduction actions in 2001, and a $20.2 million pretax gain on the sale of a business in 2001. Excluding the impact of these items, income from domestic operations increased approximately $21 million or 20 percent. This was primarily due to higher income in the Roll Materials business driven by volume growth and profitability achieved through cost reduction and productivity improvement programs. Additionally, domestic income reflected the benefit from the change in accounting for goodwill (approximately $4 million). Income from international operations increased approximately $10 million due to sales growth, improved profitability achieved through cost reductions and productivity gains and the positive impact from the change in accounting for goodwill amortization (approximately $2 million). International income was reduced by a charge of approximately $13 million related to the 2002 restructuring, asset impairments and lease cancellation costs.

The Pressure-sensitive Adhesives and Materials segment reported an increase in sales and a decrease in income for 2001 compared to 2000. Sales increased 2.5 percent to $2.19 billion in 2001, compared to $2.14 billion in 2000, driven by market share gain in the U.S. and growth in international markets. Sales increased in the U.S. operations due to the acquisition of Dunsirn Industries, Inc. (“Dunsirn”) as discussed below (approximately $48 million), the benefit of new business obtained from the closure of a competitor’s plant (estimated to be $10 million) and a new supply agreement with a company that outsourced its manufacturing of certain roll label materials (estimated to be $12 million) and other factors. The domestic sales increase was partially offset by the slowdown in the North American economy, and the resulting negative impact on sales in the Graphics and Specialty Tapes businesses (approximately $31 million). Sales increased internationally, primarily as a result of the Adespan acquisition in 2000 as discussed below (approximately $19 million) and unit volume growth in the Roll Materials business in Europe and Asia Pacific. This increase was partially offset by a slowdown in certain European markets served by the Company’s Graphics and Specialty Tapes businesses, sales declines in Latin America and the negative impact of foreign currency exchange rates (approximately $46 million).

The segment’s 2001 income decreased 9.6 percent to $192.1 million from 2000. Income for 2001 was impacted by three non-recurring items in the fourth quarter: a pretax gain of approximately $20.2 million on the sale of a business in the U.S., a $7.6 million charge relating to cost reduction actions ($3.9 million in the U.S. operations and $3.7 million in the international operations) and a $2.3 million charge related to the currency devaluation in Argentina. Income in the U.S. and international operations also decreased due to the economic slowdown which impacted sales across most of the segment’s businesses. In addition, integration costs associated with the Dunsirn acquisition, the negative impact on gross profit margins from a reduced ratio of sales to fixed costs in a more competitive pricing environment and one-time costs associated with the start-up of a new coater in the U.S. also contributed to the income reduction. Savings from cost reduction actions taken throughout the year, as well as from Six Sigma partially offset the negative effects of these factors.

In the fourth quarter of 2001, the Company sold its specialty coatings business. Cash proceeds and $11.5 million in notes and receivables were received in conjunction with the sale, which resulted in a pretax gain of approximately $20.2 million. Net sales from this business were $26.7 million for ten months in 2001 and $37.7 million in 2000.

In the first quarter of 2001, the Company acquired Dunsirn, a supplier of non-adhesive materials to the narrow-web printing industry, as well as a provider of customized slitting and distribution services for pressure-sensitive roll materials manufacturers. Customized slitting and distribution services refer to the process of cutting bulk rolls of material into sizes requested by customers and then shipping these materials to customers. Sales in 2000 for Dunsirn were approximately $68 million, including sales to the Company. The excess of the cost basis over the fair value of net tangible assets acquired was $30.8 million, which included identified intangible assets of $5.5 million.

In the first quarter of 2000, the Company acquired the Adespan pressure-sensitive materials operation of Panini S.p.A., a European printing and publishing company based in Italy. Adespan had sales of approximately $75 million in 1999. The excess of the cost basis over the fair value of net tangible assets acquired was $25.4 million, which included identified intangible assets of $12.4 million.

Consumer and Converted Products:

	2002	2001	2000
	(In millions)
Net sales	$1,811.7	$1,783.8	$1,898.3
Income from operations before interest and taxes	245.5	244.4	293.2

The Consumer and Converted Products segment reported increased sales and income for 2002 compared to 2001. Sales increased approximately $28 million or 1.6 percent to $1.81 billion compared to $1.78 billion in 2001. Sales in the domestic operations including intrasegment sales increased approximately $22 million, principally due to increases in the Retail Information Services group (approximately $13 million), including the operations of RVL and L&E acquired in the fourth quarter, which contributed approximately $9 million in sales, and strong sales in the Industrial and Automotive products business (approximately $7.5 million). Sales from the U.S. Office Products business were flat in 2002 compared to 2001. The office products environment has been challenging over the past two years, with superstores closing stores and reducing inventory, while white collar layoffs have reduced end-user demand. Sales from international operations including intrasegment sales increased approximately $24 million or 4 percent, principally due to the acquisitions of RVL and L&E in the fourth quarter, which contributed incremental sales of approximately $26 million. Additionally, the international businesses benefited from strong sales growth in the Ticketing business in Asia (approximately $15 million).

The segment’s 2002 income was comparable to 2001. Income from domestic operations decreased approximately $4 million, which included a charge of $6 million related to restructuring, asset impairments and lease cancellation costs in 2002 and a benefit from the change in accounting for goodwill (approximately $5 million). Income from international operations increased approximately $5 million driven principally by strong sales in the Ticketing business in Asia (approximately $7 million). Results from the international operations also included a charge of $4 million related to restructuring, asset impairments and lease cancellation costs in 2002 and the positive impact from the change in accounting for goodwill (approximately $4 million).

The Consumer and Converted Products segment reported decreased sales and income for 2001 compared to 2000. Sales decreased 6 percent to $1.78 billion in 2001, compared to $1.9 billion in 2000. Sales in the U.S. operations were negatively impacted by several factors. The slowdown in the North American economy particularly affected the Company’s Office Products business and the Industrial and Automotive business. Customer inventory reductions, consolidation of office product retail stores by the Company’s customers and a weak retail environment also negatively impacted sales in 2001. Domestic sales for the Office Products business were also negatively impacted by purchases of approximately $14 million made by major customers in December 2000 in order to increase the payout under rebate programs, which accelerated sales that normally would have occurred in the first quarter of 2001. In addition, domestic sales growth was negatively impacted by decreased volume and a shift to sales of lower-margin products in the Company’s converting businesses. Sales in international operations decreased primarily due to the negative impact of foreign currency exchange rates and the economic slowdown impacting some of the Company’s businesses in Europe.

The segment’s 2001 income decreased 16.6 percent to $244.4 million. Income for 2001 was impacted by a $9.4 million charge relating to cost reduction actions ($5.4 million in the U.S. operations and $4 million in the international operations). The decline in operating income was disproportionate to the decline in sales, after the cost reduction charge, because fixed costs were not reduced commensurate with the overall decline in sales. Cost reduction actions and productivity initiatives partially offset the negative impact of the sales decline.

In the first quarter of 2001, the Company acquired CD Stomper, a product line consisting of CD and DVD labels, software and a label applicator, from Stomp Inc., a software developer and manufacturer based in California. Sales in 2000 for the CD Stomper product line were approximately $20 million. The excess of the cost-basis over the fair value of net tangible assets acquired was $22.6 million, which included identified intangible assets of $9.7 million.

Financial Condition

The discussion of working capital in this section is based upon average working capital employed during the year. In the “Liquidity and Capital Resources” section below, the discussion of working capital changes is based upon the beginning and ending balances for the year.

Average working capital, excluding short-term debt, as a percent of sales was 7.1 percent in 2002, 7.9 percent in 2001 and 6.4 percent in 2000. The decrease in 2002 was principally due to higher balances in accounts payable and other current liabilities (approximately $270 million), including amounts resulting from acquisitions (approximately $105 million), increased balances in accounts payable (approximately $64 million), hedge liabilities (approximately $38 million), accrued payroll and benefits (approximately $34 million) and accrued rebates (approximately $18 million). The increase in 2001 reflected the increase in cash and the decrease in accounts payable and other accrued liabilities. Average inventory turnover was 8.6 turns in 2002 and 8.8 turns in 2001 and 2000. The decrease in inventory turns in 2002 was due to higher inventory levels driven by the 2002 acquisitions and higher inventory levels in response to stronger sales during the year. The average number of days sales outstanding in accounts receivable was 61 days in 2002, 58 days in 2001 and 56 days in 2000. The increase in 2002 and 2001 reflected longer payment terms associated with increased international sales. The increase in 2002 was also due in part to the longer payment terms associated with the newly acquired businesses. Although the average number of days sales outstanding in accounts receivable has been increasing, the Company does not anticipate this trend to continue.

Several of the Company’s largest domestic customers operate in a competitive retail business environment, which has been impacted by the economic conditions in North America. As of year end 2002 and 2001, approximately 17 percent and 23 percent, respectively, of trade accounts receivable were from nine retail customers of the Company’s Office Products business. The Company does not require its customers to provide collateral, but the financial position and operations of these customers are monitored on an ongoing basis.

Goodwill, net of accumulated amortization, increased $335.5 million during 2002 principally due to the acquisitions of Jackstädt (approximately $141 million) and RVL and L&E (approximately $170 million). In addition, the increase also reflected a foreign currency exchange impact (approximately $9 million).

Other intangibles resulting from business acquisitions, net of accumulated amortization, increased $27.9 million during 2002 due to the acquisitions of Jackstädt (approximately $11 million) and RVL and L&E (approximately $20 million). The increase also reflected a foreign currency exchange impact (approximately $6 million). These increases were partially offset by the amortization expense recorded during 2002 (approximately $9.7 million).

The Company’s “Other assets” balance increased during 2002 due to increases in the cash surrender value of corporate owned life insurance contracts (approximately $11 million), capitalized software, net of accumulated amortization (approximately $11 million) and pension assets (approximately $5 million).

Total debt increased by $294.5 million to $1.14 billion compared to year end 2001 due to debt incurred to fund acquisitions. The ratio of total debt to total capital increased to 52 percent at year end 2002 compared to 47.8 percent at year end 2001. Long-term debt as a percent of total long-term capital increased to 44.2 percent from 40.3 percent at year end 2001.

Shareholders’ equity increased to $1.06 billion from $929.4 million at year end 2001. During 2002, the Company issued approximately 743,000 shares of the Company’s common stock for approximately $47 million in connection with the acquisition of L&E. In addition, the Company repurchased approximately 173,000 shares of Company’s common stock at a cost of $10.8 million. As of year end 2002, a cumulative 37.2 million shares of the Company’s common stock had been repurchased since 1991 and 3.2 million shares remained available for repurchase under the Board of Directors’ authorization.

Accumulated other comprehensive loss increased $68.5 million in 2002 due to an additional pension liability of $87.2 million for both the U.S. and international pension plans, as a result of changes in assumptions and the negative return on plan assets during 2002. In addition, accumulated other comprehensive loss reflected an unrealized loss of approximately $37.4 million that resulted from a shift in interest rates on a forward starting interest rate swap, which was used to secure the interest rate on the Company’s anticipated long-term debt issuance to finance the acquisition of Jackstädt. In connection with the issuance of the $250 million Senior Notes in January 2003, the Company settled the interest rate swap at a loss of approximately $32.5 million. These losses were partially offset by the benefit from the change in foreign currency translation during 2002 of approximately $11.7 million.

Return on average shareholders’ equity was 25.7 percent in 2002, 27.4 percent in 2001 and 34.6 percent in 2000. Return on average total capital was 15.8 percent in 2002, 16.2 percent in 2001 and 19.6 percent in 2000, respectively. The decrease in these returns in 2002 was primarily due to an increase in shareholders’ equity. Decreases in these returns for 2001 compared to 2000 was primarily due to a decrease in profitability.

The Company has been designated by the U.S. Environmental Protection Agency (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at eight waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company, and based upon current information, management believes that it is unlikely that final resolution of these matters will significantly impact the consolidated financial position and operations of the Company.

The Company participates in an international receivable financing program with a financial institution whereby advances may be requested from the financial institution. All advances are guaranteed by the Company. At December 28, 2002, the Company had guaranteed $1.8 million.

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. In the opinion of management, the resolution of these matters will not materially affect the Company.

The Company provides for an estimate of costs that may be incurred under its basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of the product. Factors that affect the Company’s warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units and cost per claim to satisfy the Company’s warranty obligation. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Liquidity and Capital Resources

As described in the “Financial Condition” section above, the discussion of working capital changes in this section is based upon the beginning and ending balances for the year. As such, this section compares working capital at two distinct points in time rather than the average amounts employed during the year.

Historically, the Company’s primary source of capital resources has been cash flows from operations and debt financing, augmented in 2002 by a limited stock issuance in conjunction with the L&E acquisition.

The Company continues to maintain adequate financing arrangements at competitive rates. These financing arrangements consist of commercial paper, bank lines of credit, callable commercial notes and long-term debt, including medium-term notes. In January 2003, the Company refinanced $400 million of commercial paper borrowings through the offering of $250 million of Senior Notes due 2013 and $150 million of Senior Notes due 2033.

Net cash flow from operating activities was $522.8 million in 2002, $375.5 million in 2001 and $409.9 million in 2000. The increase in cash flows from operating activities in 2002 was due to increases in net income and changes in working capital balances, reflecting increases in accounts payable and accrued liability balances, partially offset by increases in accounts receivable and inventory balances. The increase in accounts payable and accrued liabilities was primarily associated with increases in accounts payable balances ($64 million) as a result of negotiating longer payment terms with vendors, increases in payroll and benefits ($34 million) as a result of higher bonus accruals and the timing of payroll payments and increases in accrued trade rebates ($18 million) as a result of increased sales. The increase in accounts receivable was driven by higher sales levels and an increase in the average number of days sales outstanding from 58 in 2001 to 61 in 2002. The increase in inventory balances was associated with higher sales levels in 2002 and a slight reduction in inventory turnover due to integration complexities of the acquired businesses. The decrease in cash flows for 2001 was primarily due to a decrease in net income. While the average number of days sales outstanding in receivables increased during 2001, the ending balance of receivables was lower than the prior year due to unusual customer purchasing patterns in late 2000 that were not repeated during 2001.

Capital expenditures were $151.8 million in 2002 and $135.4 million in 2001 and were funded primarily through cash flows from operations. Capital expenditures for 2003 are expected to be in the range of $175 million to $200 million. The projected increase in capital expenditures is expected to be funded through operating cash flows.

In 2002, the Company continued its plan of implementing new information systems software in the Company’s existing businesses. Expenditures related to capitalized software were $20.1 million in 2002 and $50.3 million in 2001. Expenditures in 2003 related to capitalized software are expected to remain at or below 2002 levels.

In 2002, the Company completed acquisitions resulting in total cash payments of $397.4 million. The payments were funded through commercial paper borrowings. Total commercial paper borrowings at December 28, 2002, were $512.2 million with a weighted-average interest rate of 1.87 percent. In January 2003, the Company refinanced $400 million of these commercial paper borrowings through the offering of $250 million of 4.875 percent Senior Notes due 2013 and $150 million of 6 percent Senior Notes due 2033. The aggregate $400 million refinancing was issued under the Company’s existing shelf registration statement filed with the Securities and Exchange Commission in the third quarter of 2001, permitting the Company to issue up to $600 million in debt and equity securities. After the issuance of the $400 million, there is a remaining $200 million available for general corporate purposes including acquisitions and capital expenditures, repaying, redeeming or repurchasing existing debt and for working capital. Remaining commercial paper borrowings that the Company does not intend to repay within the next year and had the ability to refinance under its long-term revolving credit agreement, discussed below, are classified as long-term liabilities.

The Company had $80.5 million of borrowings outstanding under short-term lines of credit with a weighted-average interest rate of 7.7 percent for 2002.

In December 2002, the Company issued $150 million one-year callable commercial notes at a weighted-average interest rate of 2.5 percent. The issuance replaced the December 2001 issuance of $150 million of one-year callable commercial notes at a weighted-average interest rate of 2.1 percent.

The Company’s long-term debt, including medium-term notes, was $913.7 million and $647.1 million at the end of 2002 and 2001, respectively. Maturities of long-term debt during the years 2003 through 2007 are $76.5 million (classified as current), $86.5 million, $76.1 million, $112.6 million and $60.4 million, respectively, with $501.6 million maturing thereafter.

The Company had medium-term notes of $388 million and $448 million at year end 2002 and 2001, respectively. Medium-term notes have maturities from 2003 through 2025 and accrue interest at fixed rates.

The terms of various loan agreements in effect at year end require that the Company maintain specified ratios on consolidated debt and consolidated interest expense in relation to certain measures of income. Under the loan agreements, consolidated debt as a ratio to consolidated earnings before interest, taxes, depreciation and amortization may not exceed 3.5 to 1.0. The Company’s ratio at year end 2002 was 2.0 to 1.0. Consolidated earnings before interest and taxes, as a ratio to consolidated interest may not be less than 3.5 to 1.0. The Company’s ratio at year end 2002 was 9.3 to 1.0.

The Company has a revolving credit agreement with four domestic banks to provide up to $250 million in borrowings through July 1, 2006. The Company may annually extend the revolving period and due date with the approval of the banks. Financing available under this agreement will be used as a commercial paper back-up facility and to finance other corporate requirements. There was no debt outstanding under this agreement as of year end 2002.

Other available financing arrangements with no debt outstanding as of year end 2002 included additional short-term lines of credit totaling $558.1 million. These available lines of credit included a 364-day revolving credit facility with eight domestic and foreign banks to provide up to $200 million in borrowings through December 5, 2003. The Company may annually extend the revolving period and due date with the approval of the banks or may convert the loan to a one-year term loan at the Company’s option. Financing available under this agreement will be used as a commercial paper back-up facility and to finance other corporate requirements. The Company also has a bridge credit agreement with two domestic financial institutions to provide up to $200 million in borrowings through January 31, 2003.

Commitment fees relating to financing arrangements are not significant. The debt assumed in connection with the acquisition of Jackstädt is securitized by the acquired assets. At December 28, 2002, the total Jackstädt debt balance was approximately $33.2 million.

The fair value of the Company’s debt is estimated based on the discounted amount of future cash flows using the current rates offered to the Company for debts of the same remaining maturities. At year end 2002 and 2001, the fair value of the Company’s total debt, including short-term borrowings, was $1.18 billion and $857.6 million, respectively.

The Company had standby letters of credit outstanding of $182.7 million and $217.9 million at the end of 2002 and 2001, respectively. The aggregate contract amount of all outstanding standby letters of credit approximated fair value.

The Company guaranteed $349.3 million of its foreign subsidiaries’ lines of credit and foreign exchange lines, as well as $15.9 million of its foreign subsidiaries’ certain obligations to their suppliers as of December 28, 2002.

Credit ratings are a significant factor in the Company’s ability to raise short-term and long-term financing. When determining a credit rating, the rating agencies place significant weight on the Company’s competitive position, consistency of cash flows, debt level, geographic dispersion and management team.

The ratings assigned to the Company also impact the interest rates on its commercial paper and other borrowings. Subsequent to the announcement of the RVL and L&E acquisitions, Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) reviewed the Company’s debt ratings. S&P reaffirmed the Company’s “A-1” short-term rating, “A” long-term rating and “negative” outlook. Moody’s downgraded the Company’s short-term rating from “P1” to “P2” and its long-term rating from “A2” to “A3,” and changed the outlook for the Company from “negative” to “stable.” The downgrade will increase interest rates on the Company’s debt. Beginning in 2003, based on current interest rates and the current level of debt, the increased interest cost associated with the downgrade is estimated to have an after-tax impact in the range of approximately $1 million to $3 million per year.

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s Office Products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. The obligation of $84.5 million is the only amount reported in the “Other long-term obligation” line in the Consolidated Balance Sheet. The obligation is guaranteed by a standby letter of credit and it is the intention of the Company to pay the entire obligation in early 2004.

The Company enters into operating leases primarily for office and warehouse space, electronic data processing and transportation equipment. The terms of these leases do not impose significant restrictions or unusual obligations. Minimum annual rental commitments on operating leases, having initial or remaining noncancellable lease terms in excess of one year during the years 2003 through 2007 and thereafter, are included in the following table.

The Company’s obligations relating to debt and leases at year end 2002 were as follows:

	Payments Due by Period
Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter
	(In millions)
Short-term lines of credit	$80.5	$80.5	—	—	—	—	—
Callable commercial notes	150.0	150.0	—	—	—	—	—
Long-term debt(1)	913.7	76.5	$86.5	$76.1	$112.6	$60.4	$501.6
Operating leases	172.2	41.0	32.8	25.1	15.6	12.1	45.6
Other long-term obligation	84.5	—	84.5	—	—	—	—

Total contractual cash obligations	$1,400.9	$348.0	$203.8	$101.2	$128.2	$72.5	$547.2

(1)	In January 2003, the Company refinanced $400 million of its commercial paper borrowings through the offering of $250 million of 4.875 percent Senior Notes due 2013 and $150 million of 6 percent Senior Notes due 2033. The aggregate $400 million refinancing is reflected in the “Thereafter” payment period above. Remaining short-term borrowings that the Company does not intend to repay within the next year and has the ability to refinance under its long-term revolving credit agreement are classified as long-term liabilities and reflected in the 2006 payment period consistent with the current expiration of the Company’s long-term credit agreement and the timing of the Company’s current repayment intentions.

The Company’s committed credit availability at year end 2002 was as follows:

		Amount of Commitment Expiration
	Total Amounts Committed	2003	2004	2005	2006	2007
	(In millions)
Lines of credit – committed, unused	$650.0	$400.0	—	—	$250.0	—
Standby letters of credit outstanding:
General	15.7	15.7	—	—	—	—
Deferred compensation	82.5	—	—	—	—	$82.5
Zweckform obligation	84.5	—	$84.5	—	—	—

Total	$832.7	$415.7	$84.5	—	$250.0	$82.5

In addition, the Company had uncommitted lines of credit of approximately $237.4 million at year end 2002. The Company’s uncommitted lines of credit do not have a commitment expiration date, and may be cancelled at any time by the Company or the banks.

The annual dividend per share increased to $1.35 in 2002 from $1.23 in 2001. This was the 27th consecutive year the Company increased dividends per share.

The Company continues to expand its operations in Europe, Latin America and Asia Pacific. The Company’s future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. In 2002, sales were favorably impacted by currency fluctuations (approximately $20 million). In 2001, changes in exchange rates, such as for the Euro and Pound Sterling, negatively impacted the Company. The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because the Company’s products are generally sourced in the currencies in which they are sold. Specifically, a negative impact of foreign rates on sales would be matched with a partially offsetting positive impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income. To reduce its exposure to currency fluctuations, the Company may enter into foreign exchange forward, option and swap contracts, and interest rate contracts, where appropriate and available.

All translation gains and losses for operations in hyperinflationary economies were included in net income. Operations are treated as being in a hyperinflationary economy for accounting purposes, based on the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of the Company’s operations in Turkey for 2002, 2001 and 2000. These operations were not significant to the Company’s consolidated financial position or results of operations.

Related Party Transactions

From time to time, the Company enters into transactions in the normal course of business with related parties. The Company believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. One of the Company’s directors, Mr. Peter W. Mullin, is the chairman and chief executive officer and a director of MC Insurance Services, Inc. (“MC”), Mullin Insurance Services, Inc. (“MINC”) and PWM Insurance Services, Inc. (“PWM”), executive compensation and benefit consultants and insurance agents. Mr. Mullin is also the majority stockholder of MC, MINC and PWM. During 2002 and 2001, the Company paid insurance companies premiums for life insurance placed by MC, MINC and PWM in connection with various Company employee benefit plans. In 2002, 2001 and 2000, MC, MINC and PWM earned commissions from such insurance companies in aggregate amounts of approximately $1.3 million, $1.7 million and $1.6 million, respectively, for the placement and renewal of this insurance. Mr. Mullin had direct and indirect interests related to these commissions of approximately $.9 million in 2002 and $1 million in each of the years 2001 and 2000. The majority of these commissions were allocated to and used by MCP Insurance Services, LLC (an affiliate of MC), and another affiliate, to administer benefit plans and provide benefit statements to participants under various Company employee benefit plans. None of these transactions are significant to the financial position or results of operations of the Company.

Critical Accounting Policies and Estimates

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

Sales rebates and discounts are common practice in the industries in which the Company operates. Volume, promotional, price, cash and other discounts and customer incentives are accounted for as a reduction to gross sales. Rebates and discounts are recorded based upon management’s best estimates when products are sold. These estimates are based upon historical experience for similar programs and products. Management reviews such rebates and discounts on an ongoing basis and accruals for rebates and discounts are adjusted, if necessary, as additional information becomes available.

Management is required to make judgements, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: i) customer specific allowances; ii) amounts based upon an aging schedule; and iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. In addition, approximately 17 percent and 23 percent of trade receivables were from nine retail customers of the Company’s Office Products business in 2002 and 2001, respectively. The financial position and operations of these customers are monitored on an ongoing basis.

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

Future Accounting Requirements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. The adoption of this Interpretation is not expected to have a significant impact on the Company’s financial results.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions of this Statement are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has continued to use the intrinsic value method of accounting for stock-based compensation in 2002 in accordance with APB Opinion No. 25. The Company, however, has adopted the disclosure provisions of SFAS No. 148 as presented in Note 1 of the consolidated financial statements at and for the year ended December 28, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of this Interpretation as disclosed in Notes 1, 4 and 8 to the consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently in the process of determining the impact of this Interpretation on the Company’s financial results for those provisions effective in 2003.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement will be effective after December 31, 2002. The adoption of SFAS No. 146 will affect the timing of the recognition of future costs associated with exit or disposal activities and will not affect previous charges related to such activities.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 are effective beginning in 2003. All other provisions were effective May 16, 2002. The provisions adopted, effective May 16, 2002, did not have a significant impact on the Company’s financial results. The adoption of this Statement for those provisions effective in 2003 is not expected to have a significant impact on the Company’s financial results.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement was effective for the Company on December 30, 2001, and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and amends APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations. For the year ended December 28, 2002, the Company divested operations whose results, including the gain/loss on asset sales, did not have a significant impact on the income statement and were, therefore, not reflected as discontinued operations in the Company’s Consolidated Statement of Income.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective at the beginning of fiscal 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial results.

The Company is currently reviewing the requirements of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003. The Company is in the process of determining the impact of EITF Issue No. 00-21 on the Company’s financial results when effective.

Safe Harbor Statement

Except for historical information contained herein, the matters discussed in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this annual report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “plan,” “project,” “will,” and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are described in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 and include, but are not limited to, risks and uncertainties relating to investment in new production facilities, timely development and successful market acceptance of new products, price and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, successful integration of new acquisitions, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings, fluctuations in foreign exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters and other factors.

Any forward-looking statements should also be considered in light of the factors detailed in Exhibit 99 in the Company’s Annual Report on Form 10-K for the years ended December 28, 2002 and December 29, 2001.

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

The Company’s policy is not to hold or purchase foreign currency or interest rate contracts for trading purposes.

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

The Company’s objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve its objectives, the Company will periodically use interest rate contracts to manage net exposure to interest rate changes related to its borrowings. The Company entered into a forward starting interest rate swap in May 2002 to secure the interest rate on the Company’s anticipated long-term debt issuance. The principal amount hedged was $250 million. Because of a shift in interest rates, an unrealized loss of approximately $37.4 million was included in other comprehensive loss at the end of 2002. In connection with the issuance of the $250 million 10-year Senior Notes, the Company settled the interest rate swap at a loss of approximately $32.5 million. The loss will be amortized to interest expense over 10 years, which corresponds to the term of the related debt.

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

The estimated maximum potential one-day loss in earnings for the Company’s foreign exchange positions and contracts was $1.4 million at year end 2002.

Interest Rate Sensitivity

An assumed 38 basis point move in interest rates (10 percent of the Company’s weighted-average floating rate interest rate) affecting the Company’s variable-rate borrowings would have had an immaterial effect on the Company’s 2002 earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is contained in Registrant’s Consolidated Financial Statements and the Notes thereto appearing on pages 38 through 56, and in the Report of Independent Accountants on page 57 of Registrant’s 2002 Annual Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors called for by this item is incorporated by reference from pages 2, 3 and 4 of the 2003 Proxy Statement, filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 15 of the 2003 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by items 11, 12 and 13 is incorporated by reference from pages 5 through 23 of the 2003 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 14.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a – 14(c)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in the Company’s headquarters in Pasadena, California. Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

(1) (2)  Financial statements and financial statement schedules filed as part of this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules.

(3)  Exhibits filed as a part of this report are listed in the Exhibit Index, which follows the financial statements and schedules referred to above. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) is identified in the Exhibit Index.

(b)  Reports on Form 8-K:

Form 8-K dated November 12, 2002, containing information pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, related to the Company’s Chief Executive Officer and Chief Financial Officer certifications.

(c)  Those Exhibits and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

(d)  Those financial statement schedules required by Regulation S-X which are excluded from Registrant’s 2002 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

By:	/s/ DANIEL R. O’BRYANT
Daniel R. O’Bryant Senior Vice President, Finance and Chief Financial Officer

Dated:    March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ PHILIP M. NEAL Philip M. Neal	Chairman and Chief Executive Officer, Director	March 28, 2003

/s/ DEAN A. SCARBOROUGH Dean A. Scarborough	President and Chief Operating Officer, Director	March 28, 2003

/s/ DANIEL R. O’BRYANT Daniel R. O’Bryant	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ MICHAEL A. SKOVRAN Michael A. Skovran	Vice President and Controller (Principal Accounting Officer)	March 28, 2003

/s/ PETER K. BARKER Peter K. Barker	Director	March 28, 2003

/s/ FRANK V. CAHOUET Frank V. Cahouet	Director	March 28, 2003

/s/ RICHARD M. FERRY Richard M. Ferry	Director	March 28, 2003

/s/ BRUCE E. KARATZ Bruce E. Karatz	Director	March 28, 2003

/s/ KENT KRESA Kent Kresa	Director	March 28, 2003

/s/ CHARLES D. MILLER Charles D. Miller	Director	March 28, 2003

/s/ PETER W. MULLIN Peter W. Mullin	Director	March 28, 2003

Signature	Title	Date

/s/ SIDNEY R. PETERSEN Sidney R. Petersen	Director	March 28, 2003

/s/ DAVID E. I. PYOTT David E. I. Pyott	Director	March 28, 2003

/s/ JULIA A. STEWART Julia A. Stewart	Director	March 28, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Philip M. Neal, certify that:

1.	I have reviewed this annual report on Form 10-K of Avery Dennison Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PHILIP M. NEAL
Philip M. Neal Chairman and Chief Executive Officer

March 28, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Daniel R. O’Bryant, certify that:

1.	I have reviewed this annual report on Form 10-K of Avery Dennison Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL R. O’BRYANT
Daniel R. O’Bryant Senior Vice President, Finance, and Chief Financial Officer

March 28, 2003

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULES

	Reference (page)
	Form 10-K Annual Report	Annual Report to Shareholders
Data incorporated by reference from the attached portions of the 2002 Annual Report to Shareholders of Avery Dennison Corporation:
Report of Independent Accountants	—	57
Consolidated Balance Sheet at December 28, 2002 and December 29, 2001	—	38
Consolidated Statement of Income for 2002, 2001 and 2000	—	39
Consolidated Statement of Shareholders’ for 2002, 2001 and 2000	—	40
Consolidated Statement of Cash Flows for 2002, 2001 and 2000	—	41
Notes to Consolidated Financial Statements	—	42-56

The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments representing less than 20 percent are accounted for using the cost method of accounting.

With the exception of the consolidated financial statements and the accountants’ report thereon listed in the above index, and certain information referred to in Items 1, 5 and 6, which information is included in the 2002 Annual Report and is incorporated herein by reference, the 2002 Annual Report is not to be deemed “filed” as part of this report.

	Form 10-K Annual Report	Annual Report to Shareholders
Data submitted herewith:
Report of Independent Accountants on Financial Statement Schedule	S-2	—
Financial Statement Schedules (for 2002, 2001 and 2000):
II—Valuation and Qualifying Accounts and Reserves	S-3	—
Consent of Independent Accountants	S-4	—

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Avery Dennison Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 27, 2003 appearing in the 2002 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Los Angeles, California

January 27, 2003

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	From Acquisitions	Deductions From Reserves	Balance at End of Year
2002
Allowance for doubtful accounts	$17.9	$13.5	$5.6	$(11.7)	$25.3
Allowance for sales returns	19.6	17.2	.6	(16.6)	20.8
Inventory reserve	34.9	14.9	7.9	(16.9)	40.8
2001
Allowance for doubtful accounts	$19.4	$11.3	$0.3	$(13.1)	$17.9
Allowance for sales returns	18.0	9.8	—	(8.2)	19.6
Inventory reserve	30.4	15.5	1.0	(12.0)	34.9
2000
Allowance for doubtful accounts	$19.5	$7.6	$0.2	$(7.9)	$19.4
Allowance for sales returns	21.6	8.6	0.7	(12.9)	18.0
Inventory reserve	28.6	10.9	0.8	(9.9)	30.4

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-38905, 333-64558 and 333-103204) and Form S-8 (File Nos. 33-1132, 33-3645, 33-41238, 33-45376, 33-54411, 33-58921, 33-63979, 333-38707 and 333-38709) of Avery Dennison Corporation of our report dated January 27, 2003 relating to the financial statements, which appears in the 2002 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 27, 2003 relating to the financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Los Angeles, California

March 28, 2003

AVERY DENNISON CORPORATION

EXHIBIT INDEX

For the Year Ended December 28, 2002

INCORPORATED BY REFERENCE:

Exhibit No.	Item	Originally Filed as Exhibit No.	Document(1)

(3.1)	Restated Certificate of Incorporation, filed August 2, 2002 with Office of Delaware Secretary of State	3(i)	Third Quarterly report for 2002 on Form 10-Q, filed November 12, 2002

(3.2)	By-laws, as amended	3(ii)	Second Quarterly report for 2002 on Form 10-Q, filed August 13, 2002

(4.1)	Rights Agreement dated as of October 23, 1997		Current Report on Form 8-K, filed October 23, 1997

(4.2)	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “Indenture”)		Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

(4.2.1)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes” under the Indenture	4.3	Current Report on Form 8-K, filed March 25, 1991

(4.2.2)	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

(4.2.3)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes” under the Indenture, as amended by the Supplemental Indenture	4.5	Current Report on Form 8-K, filed April 7, 1993

(4.2.4)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series B” under the Indenture, as amended by the Supplemental Indenture	4.6	Current Report on Form 8-K, filed March 29, 1994

(4.2.5)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the Indenture, as amended by the Supplemental Indenture	4.7	Current Report on Form 8-K, filed May 12, 1995

(4.2.6)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the Indenture, as amended by the Supplemental Indenture	4.8	Current Report on Form 8-K, filed December 16, 1996

Exhibit No.	Item	Originally Filed as Exhibit No.	Document(1)
(4.3)	Indenture dated July 3, 2001 between Registrant and J.P.Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee (“2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

(4.3.1)	Officers’ Certificate establishing two series of Securities entitled “4.875% Notes due 2013” and “6.000% Notes due 2033”, respectively, each under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003

(4.3.2)	4.875% Notes Due 2013	4.3	Current Report on Form 8-K, filed January 16, 2003

(4.3.3)	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

(10.3)	*Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982

(10.5)	*Executive Medical and Dental Plan (description)	10.5	1981 Annual Report on Form 10-K, filed February 29, 1982

(10.6)	*Executive Financial Counseling Service (description)	10.6	1981 Annual Report on Form 10-K, filed February 29, 1982

(10.8.2)	*Agreement with P.M. Neal	10.8.2	1998 Annual Report on Form 10-K, filed March 31, 1999

(10.8.3)	*Agreement with R.G. van Schoonenberg	10.8.3	1996 Annual Report on Form 10-K, filed March 28, 1997

(10.8.4)	*Form of Employment Agreement	10.8.4	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.9)	*Executive Group Life Insurance Plan	10.9	1982 Annual Report on Form 10-K, filed February 25, 1983

(10.10)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10	1986 Annual Report on Form 10-K, filed on February 27, 1987

(10.10.1)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.11)	*Amended and Restated Supplemental Executive Retirement Plan (“SERP”)	10.11.1	1998 Annual Report on From 10-K, filed March 31, 1999

(10.11.2)	*Letter of Grant to Philip M. Neal under SERP	10.11.2	1998 Annual Report on From 10-K, filed March 31, 1999

(10.12)	*Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.13)	*Fourth Amended Avery Dennison Retirement Plan for Directors	10.13.2	1992 Annual Report on Form 10-K405, filed March 17, 1993

Exhibit No.	Item	Originally Filed as Exhibit No.	Document(1)
(10.15)	*1988 Stock Option Plan for Non-Employee Directors (“Director Plan”)	10.15	1987 Annual Report on Form 10-K, filed February 17, 1988

(10.15.1)	*Amendment No. 1 to Director Plan	10.15.1	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.15.2)	*Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.2	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.15.3)	*Amendment No. 2 to Director Plan	10.15.3	2000 Annual Report on Form 10-K, filed March 29, 2001

(10.16)	*Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.16.1)	*Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.17)	*Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.18)	*Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan (“DVDCP”)	10.18	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.18.1)	*Amendment No. 1 to DVDCP	10.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.19)	*1990 Stock Option and Incentive Plan (“1990 Plan”)	10.19	1989 Annual Report on Form 10-K, filed February 27, 1990

(10.19.1)	*Amendment No. 1 to 1990 Plan	10.19.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.19.2)	*Form of Incentive Stock Option Agreement for use under 1990 Plan	10.19.2	1991 Annual Report on Form 10-K, filed March 25, 1992

(10.19.3)	*Form of Non-Qualified Stock Option (“NSO”) Agreement under 1990 Plan	10.19.3	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.19.4)	*Form of NQSO Agreement under 1990 Plan	10.19.4	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.19.5)	*Amendment No. 2 to 1990 Plan	10.19.5	1996 Annual Report on Form 10-K, filed March 28, 1997

(10.21)	*Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”)	10.21	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.21.1)	*Form of NQSO Agreement under 1996 Plan	10.21.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.27)	*Executive Long-Term Incentive Plan	10.27	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.28)	*Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995

Exhibit No.	Item	Originally Filed as Exhibit No.	Document(1)
(10.28.1)	*Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.28.2)	*Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.29)	*Executive Leadership Compensation Plan (“ELCP”)	10.29	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.29.1)	*Amendment No. 1 to ELCP	10.29.1	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.30)	*Senior Executive Leadership Compensation Plan (“SELCP”)	10.30	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.30.1)	*Amendment No. 1 to SELCP	10.30.1	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.31)	*Executive Variable Deferred Retirement Plan (“EVDRP”)	10.31	Registration Statement on Form S-8 (File No. 33-63979), filed November 3, 1995

(10.31.1)	*Amended and Restated EVDRP	10.31.1	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.31.2)	*Amendment No. 1 to EVDRP	10.31.2	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.31.3)	*Amendment No. 2 to EVDRP	10.31.3	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.32)	*Amended and Restated Benefit Restoration Plan (“BRP”)	10.32.1	1995 Annual Report on Form 10-K, filed March 29, 1996

(10.33)	*Restated Trust Agreement for Employee Stock Benefit Trust	10.33.1	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.33.1)	*Common Stock Purchase Agreement	10.2	Current Report on Form 8-K, filed October 25, 1996

(10.33.2)	*Restated Promissory Note	10.33.3	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.34)	*Amended and Restated Capital Accumulation Plan (“CAP”)	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.34.1)	*Trust under CAP	4.2	Registration Statement on Form S-8 (File No. 333-38707), filed October 24, 1997

(10.34.2)	*Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.34.3)	*Amendment No. 2 to CAP	10.34.3	2001 Annual Report on Form 10-K, filed March 4, 2002

1	Unless otherwise noted, the File Number for all documents is File No. 1-7685.
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).

SUBMITTED HEREWITH:

Exhibit No.	Item

3.2	Bylaws, as amended on December 5, 2002

10.13.1	* Retirement Plan for Directors, amended and restated

10.15.4	*Director Equity Plan, amended and restated

10.19.6	*Employee Stock Option and Incentive Plan, amended and restated

10.19.7	*Forms of NQSO Agreement under 1990 Plan

10.21.2	*Stock Incentive Plan, amended and restated

10.21.3	*Forms of NQSO Agreement under 1996 Plan

10.32.1	*BRP, amended and restated

12	Computation of Ratio of Earnings to Fixed Changes

13	Portions of Annual Report to Shareholders for fiscal year ended December 28, 2002

21	List of Subsidiaries

23	Consent of Independent Accountants (see page S-4)

99.1	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

99.2	Philip M. Neal Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Daniel R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).

STATEMENT AND AGREEMENT REGARDING

LONG-TERM DEBT OF REGISTRANT

Except as indicated above, Registrant has no instrument with respect to long-term debt under which securities authorized thereunder equal or exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of its long-term debt instruments to the Commission upon request.