Form 10-Q
period 2003-03-29
AVERY DENNISON CORPORATION
filed 2003-05-13
CIK 8818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Yes ☒	No ☐

Indicate by a check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Number of shares of $1 par value common stock outstanding as of April 26, 2003:  110,469,810

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2003 FORM 10-Q QUARTERLY REPORT

PART I.

AVERY DENNISON CORPORATION

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	March 29, 2003	December 28, 2002

ASSETS
Current assets:
Cash and cash equivalents	$33.2	$22.8
Trade accounts receivable, less allowances of $44.8 and $46.1 for 2003 and 2002, respectively	759.5	733.4
Inventories, net	365.8	343.6
Deferred taxes	32.1	25.7
Other current assets	88.9	90.0

Total current assets	1,279.5	1,215.5
Property, plant and equipment, at cost	2,332.6	2,290.4
Accumulated depreciation	1,116.3	1,091.2

Property, plant and equipment, net	1,216.3	1,199.2
Goodwill, net	637.2	628.7
Other intangibles resulting from business acquisitions, net	148.8	147.9
Other assets	472.4	461.1

	$3,754.2	$3,652.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$313.1	$307.0
Accounts payable	451.9	441.0
Other current liabilities	551.5	548.1

Total current liabilities	1,316.5	1,296.1
Long-term debt	936.4	837.2
Non-current deferred taxes and other long-term liabilities	378.9	378.2
Other long-term obligation	—	84.5
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $1 par value; authorized - 400,000,000 shares at March 29, 2003 and December 28, 2002; issued - 124,126,624 shares at March 29, 2003 and December 28, 2002; outstanding - 99,373,888 shares and 99,303,840 shares at March 29, 2003 and December 28, 2002, respectively	124.1	124.1
Capital in excess of par value	747.8	740.2
Retained earnings	1,695.8	1,664.8
Cost of unallocated ESOP shares	(12.2)	(12.2)
Employee stock trusts, 11,091,922 shares at March 29, 2003 and 11,163,451 shares at December 28, 2002	(659.6)	(658.7)
Treasury stock at cost, 13,660,814 shares at March 29, 2003 and 13,659,333 shares at December 28, 2002	(597.0)	(596.9)
Accumulated other comprehensive loss	(176.5)	(204.9)

Total shareholders’ equity	1,122.4	1,056.4

	$3,754.2	$3,652.4

See Notes to Consolidated Financial Statements

AVERY DENNISON CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended

	March 29, 2003	March 30, 2002

Net sales	$1,150.6	$930.8
Cost of products sold	786.5	621.9

Gross profit	364.1	308.9
Marketing, general and administrative expense	249.5	205.7
Interest expense	14.9	9.3

Income before taxes	99.7	93.9
Taxes on income	28.9	29.1
Net income	$70.8	$64.8

Per share amounts:
Net income per common share	$.71	$.66
Net income per common share, assuming dilution	$.71	$.66
Dividends	$.36	$.33

Average shares outstanding:
Common shares	99.3	98.0
Common shares, assuming dilution	100.0	98.9

Common shares outstanding at period end	99.4	98.2

See Notes to Consolidated Financial Statements

AVERY DENNISON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended

	March 29, 2003	March 30, 2002

Operating Activities:
Net income	$70.8	$64.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35.4	31.0
Amortization	8.8	5.3
Deferred taxes	(8.3)	.4
Changes in assets and liabilities, net of the effect of foreign currency translation, business acquisitions and divestitures	(68.4)	(71.9)

Net cash provided by operating activities	38.3	29.6

Investing Activities:
Purchase of property, plant and equipment	(40.9)	(17.5)
Purchase of software	(7.4)	(4.1)
Proceeds from sale of assets	4.4	0.6
Payments for acquisitions	(6.6)	(7.0)
Other	0.2	(5.0)

Net cash used in investing activities	(50.3)	(33.0)

Financing Activities:
Additional borrowings	428.4	233.2
Payments of debt	(372.8)	(204.5)
Dividends paid	(39.8)	(36.3)
Purchase of treasury stock	(0.1)	(2.0)
Proceeds from exercise of stock options, net	1.7	8.4
Other	4.2	2.0

Net cash provided by financing activities	21.6	.8

Effect of foreign currency translation on cash balances	0.8	(.5)

Increase/(decrease) in cash and cash equivalents	10.4	(3.1)

Cash and cash equivalents, beginning of period	22.8	19.1

Cash and cash equivalents, end of period	$33.2	$16.0

See Notes to Consolidated Financial Statements

AVERY DENNISON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company’s interim results. Certain prior year amounts have been reclassified to conform with the current year presentation. The condensed financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company’s 2002 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2002 Annual Report on Form 10-K.

The first quarters of 2003 and 2002 consisted of thirteen-week periods ending March 29, 2003 and March 30, 2002, respectively. The interim results of operations are not necessarily indicative of future financial results.

2.	Acquisitions

In February 2003, the Company paid an additional $4 million related to meeting certain performance targets included in the 2001 stock purchase agreement with the shareholders of Dunsirn Industries, Inc. (“Dunsirn”).  This payment increased the excess of the cost-basis over the fair value of net tangible assets acquired related to Dunsirn, to approximately $35 million, with the change entirely attributable to goodwill.  In the event certain performance targets are met in 2003, the Company will be obligated to pay to the former shareholders of Dunsirn up to an additional $5 million in early 2004.  The operations of Dunsirn are included within the Company’s Pressure-sensitive Adhesives and Materials segment.

On November 5, 2002, the Company acquired 100 percent of RVL Packaging, Inc. (“RVL”), a provider of brand identification products to apparel manufacturers and retailers.  RVL designs, markets and distributes woven and printed labels, graphic tags and specialty packaging products.  On the same day, the Company also acquired the assets of L&E Packaging (“L&E”), one of RVL’s suppliers.  L&E offers a broad range of printing products tailored to the specific needs of the apparel and retail industries.  The RVL and L&E operations are included in the Company’s Consumer and Converted Products segment and were included in the Company’s consolidated financial statements as of the acquisition date.

The purchase price, net of cash acquired, for these transactions was approximately $219 million, including cash of approximately $172 million and approximately $47 million in Avery Dennison common shares (743,108).  The value of these common shares issued was determined based on the average closing market price of the Company’s common shares for a three-day period before and after the date the parties agreed to the number of shares to be issued.  Funds used to complete the acquisitions were also derived from short-term borrowings.

A preliminary allocation of the purchase price has been made and updated in these financial statements.  The Company has obtained third-party valuations of the acquired assets, although ongoing assessments may impact the allocation of the purchase price.  In the event certain performance targets are met in 2003 and 2004, the Company will be obligated to make additional payments in early 2004 and 2005, respectively.  The total amount of contingent payments is not expected to exceed $2 million over the next two years.

The excess of the cost-basis over the fair value of net tangible assets acquired is currently estimated to be approximately $185 million, including goodwill of approximately $163 million and identified amortizable intangible assets of approximately $22 million.  Of the total goodwill, approximately $51 million is expected to be deductible for tax purposes.  The acquired intangible assets have a weighted-average useful life of sixteen years.  These assets include approximately $16 million for customer relationships (nineteen-year weighted-average useful life), approximately

2.	Acquisitions (continued)

$2 million for design intellectual property (three-year weighted-average useful life), and approximately $1 million of other intangibles (three-year weighted-average useful life). Additionally, approximately $2 million of computer software (three-year weighted-average useful life) and approximately $1 million of other intangibles (twelve-year weighted-average useful life) are included in “Other assets” in the Condensed Consolidated Balance Sheet.

On May 17, 2002, the Company acquired Jackstädt GmbH (“Jackstädt”), a manufacturer of pressure-sensitive adhesive materials headquartered in Germany, with an international customer base.  The Jackstädt business is included in the Company’s Pressure-sensitive Adhesives and Materials segment.  Jackstädt complements the Company’s operations in Europe, Latin America, Asia and North America.

The purchase price, net of cash acquired, was approximately $312 million, which included approximately $212 million in cash and assumed debt of approximately $100 million.  The purchase price paid at closing was based on financial statement values at a date prior to closing and adjusted based upon a formula in the purchase agreement.  The Company funded the transaction with cash and commercial paper.  Jackstädt’s results of operations have been included in the Company’s consolidated financial statements as of the acquisition date.

A preliminary allocation of the purchase price has been made and updated in these financial statements and is expected to be finalized during the second quarter of 2003.  The Company has obtained third-party valuations of acquired assets; however, ongoing assessments may impact the allocation of the purchase price.

The Company has determined certain costs related to exit activities and integration costs related to the Jackstädt acquisition. These costs have been recognized as part of the assumed liabilities totaling approximately $18 million, included in “Other current liabilities” in the Condensed Consolidated Balance Sheet.  The costs were primarily related to severance costs for involuntary terminations of approximately 500 employees of Jackstädt with such costs, to be paid through the end of 2004.  Also included are lease exit costs, which are expected to be completed in 2003.  At March 29, 2003, approximately $10 million of the $18 million remained accrued.  Of the total positions under these actions, approximately 300 employees had left the Company at the end of the first quarter 2003.

The excess of the cost-basis over the fair value of net tangible assets acquired is currently estimated to be approximately $155 million, including goodwill of approximately $141 million and identified amortizable intangible assets of approximately $14 million.  No portion of the total goodwill is expected to be deductible for U.S. tax purposes.  The acquired intangible assets have a weighted-average useful life of seven years.  These assets include approximately $11 million for tradenames (five-year weighted-average useful life) and approximately $3 million for customer relationships and other intangibles (twenty-year weighted-average useful life).

The following represents the pro forma results of operations for the Company as though the acquisitions of Jackstädt, RVL and L&E had occurred at the beginning of the periods presented.  The pro forma results include interest expense on additional debt that would have been needed to finance the purchase, amortization of intangibles that would have been acquired, issuance of treasury stock (related to L&E transaction), and certain adjustments that would have been required to conform to the Company’s accounting policies.  The pro forma results of operations have been prepared based on a preliminary allocation of the purchase price and may require adjustment in accordance with the terms of the purchase agreement or as a result of the finalization of the purchase price allocation.  This pro forma information is for comparison purposes only, and is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

2.	Acquisitions (continued)

	Quarter Ended

(In millions, except per share amounts)	March 29, 2003	March 30, 2002

Net sales	$1,150.6	$1,071.3

Net income	$70.8	$62.8

Net income per common share	$.71	$.64
Net income per common share, assuming dilution	.71	.63

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions

As required by the implementation standards, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company completed its initial goodwill impairment test during the first quarter of 2002 and had no impairment losses.  The annual impairment test was performed in the fourth quarter of 2002, with no assessment of impairment.  The Company does not have other intangible assets with an indefinite life.

Changes in the net carrying amount of goodwill for the quarter ended March 29, 2003, by reportable segment, are as follows:

(In millions)	Consumer and Converted Products	Pressure-sensitive Adhesives and Materials	Total

Balance as of December 28, 2002	$336.4	$292.3	$628.7
Goodwill acquired during the period	—	5.2	5.2
Acquisition adjustments	(6.3)	2.8	(3.5)
Translation adjustments	2.2	4.6	6.8

Balance as of March 29, 2003	$332.3	$304.9	$637.2

The following table sets forth the Company’s other intangible assets resulting from business acquisitions, at March 29, 2003 and December 28, 2002, which continue to be amortized:

	March 29, 2003			December 28, 2002

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable other intangible assets:
Tradenames and trademarks	$37.4	$12.8	$24.6	$36.6	$11.4	$25.2
Patented and other acquired technology	65.4	10.1	55.3	65.4	9.2	56.2
Customer relationships	73.8	7.2	66.6	70.1	6.1	64.0
Other intangibles	4.0	1.7	2.3	4.0	1.5	2.5

Total	$180.6	$31.8	$148.8	$176.1	$28.2	$147.9

Amortization expense on other intangible assets resulting from business acquisitions was $3.2 million and $2 million for the quarters ended March 29, 2003 and March 30, 2002, respectively.  The weighted-average amortization periods for intangible assets resulting from business acquisitions are twelve years for tradenames and trademarks, nineteen years for patented and other acquired technology, twenty-two years for customer relationships, seven years for other intangibles, and nineteen years in total.  Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and for each of the next four succeeding fiscal years, is expected to be approximately $13 million, $12 million, $12 million, $11 million and $8 million, respectively.

4.	Net Income Per Share

Net income per common share amounts were computed as follows:

		Quarter Ended

(In millions, except per share amounts)		March 29, 2003	March 30, 2002

(A)	Net income available to common shareholders	$70.8	$64.8

(B)	Weighted average number of common shares outstanding	99.3	98.0

	Additional common shares issuable under employee stock options using the treasury stock method	.7	.9

(C)	Weighted average number of common shares outstanding assuming the exercise of stock options	100.0	98.9

Net income per common share (A) ÷ (B)		$.71	$.66

Net income per common share, assuming dilution (A) ÷ (C)		$.71	$.66

Certain employee stock options were not included in the computation of net income per common share, assuming dilution, because these options would not have had a dilutive effect.  The number of antidilutive stock options excluded from the computation were 1.5 million and .2 million for the quarters ended March 29, 2003 and March 30, 2002, respectively.

5.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability and the gains or losses on the effective portion of cash flow hedges that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income for the three months ended March 29, 2003 and March 30, 2002 was $99.2 million and $45 million, respectively.

The components of accumulated other comprehensive loss, net of tax, were as follows:

(In millions)	March 29, 2003	December 28, 2002

Foreign currency translation adjustment	$(86.7)	$(111.4)
Minimum pension liability	(68.2)	(68.2)
Net loss on derivative instruments designated as cash flow instruments	(21.6)	(25.3)

Total accumulated other comprehensive loss	$(176.5)	$(204.9)

The table below details the cash flow hedging instrument activity in other comprehensive income loss for the first quarter of 2003:

(In millions)	March 29, 2003

Beginning accumulated derivative loss	$(25.3)
Net loss reclassified to earnings	(0.4)
Net change in the revaluation of hedging transactions	4.1

Ending accumulated derivative loss	$(21.6)

6.	Stock-Based Compensation

The Company has a policy whereby all stock option grants are priced at fair market value on the date of grant.  Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Quarter Ended

(In millions, except per share amounts)	March 29, 2003	March 30, 2002

Net income, as reported	$70.8	$64.8
Compensation expense, net of tax	(4.7)	(4.1)

Pro forma net income	$66.1	$60.7

Earnings per share, as reported	$0.71	$0.66
Earnings per share, assuming dilution, as reported	0.71	0.66

Pro forma earnings per share	$0.67	$0.62
Pro forma earnings per share, assuming dilution	0.66	0.61

7.	Foreign Currency

Translation of financial statements of subsidiaries operating in hyperinflationary economies and transactions in foreign currencies resulted in a gain of $.6 million and loss of $1.2 million during the three months ended March 29, 2003 and March 30, 2002, respectively.  Operations in hyperinflationary economies consist of the Company’s operations in Turkey for 2003 and 2002.

8.	Debt

In January 2003, the Company issued $250 million of 4.875 percent Senior Notes due 2013 and $150 million of 6 percent Senior Notes due 2033.  These issuances were under the Company’s SEC shelf registration of $600 million aggregate amount of securities, which became effective in July 2001.

9.	Financial Instruments

The Company enters into foreign exchange forward, option and swap contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the United States of America. The Company also enters into certain interest rate contracts to manage its exposure to interest rate fluctuations.

During the three months ended March 29, 2003, changes in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges were not significant. The Company expects to reclassify from other comprehensive income to earnings a loss of approximately $1.3 million over the next twelve months.  A loss of approximately $2.7 million related to a net investment hedge is included in the foreign currency translation adjustment reported in accumulated other comprehensive loss.

In January 2003, the Company settled a forward starting interest rate swap at a loss of approximately $32.5 million, in connection with the issuance of the Senior Notes due 2013, as described in Note 8 above.  The principal amount hedged was $250 million.  This unrecognized loss is being amortized over the life of the related debt.  The pretax loss recognized during the three months ended March 29, 2003 was approximately $.6 million.  The Company estimates that the amortization expense for this loss will be approximately $2.4 million for 2003.

10.	Inventories

Inventories consisted of:

(In millions)	March 29, 2003	December 28, 2002

Raw materials	$107.5	$101.9
Work-in-progress	88.2	81.5
Finished goods	186.6	176.9

Inventories at lower of FIFO cost or market (approximates replacement cost)	382.3	360.3
LIFO adjustment	(16.5)	(16.7)

	$365.8	$343.6

11.	Research and Development

Research and development expenses for the three months ended March 29, 2003 and March 30, 2002 were $18.7 million and $17 million, respectively.

12.	Contingencies

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

On April 14, 2003, the Company announced that it had been advised that the U.S. Department of Justice was challenging the proposed merger of UPM-Kymmene and the MACtac division of Bemis Co., Inc. on the basis of its belief that in certain aspects of the label stock industry “the competitors have sought to coordinate rather than compete.” The Company also announced that it had been notified that the Department of Justice had initiated a criminal investigation into competitive practices in the label stock industry and that the Department would shortly issue a subpoena to the Company in connection with the investigation. To date the Company has not received this subpoena.

On April 15, 2003, the Department of Justice filed a complaint in the U.S. District Court for the Northern District of Illinois seeking to enjoin the proposed merger. A copy of the complaint is filed as an exhibit to the Company’s current report on Form 8-K filed April 22, 2003. The complaint, which sets forth the Department’s theory of its case, includes references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The complaint asserts that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.”

The complaint acknowledges that the Company “is also UPM’s largest external customer of label papers.” As such, the Company has communications with UPM, including communications concerning matters of price, in connection with the Company’s substantial purchases of label papers from UPM (approximately $120 million in 2002). The complaint notes the Company competes with UPM’s subsidiary, Raflatac, in the sale of paper label stock (approximately $650 million of the Company’s North American sales in 2002), and that such competition has “been driven by rivalry among UPM, MACtac” and the Company, and that the competition has led to “market wide erosion of prices and producer profitability.” To support its claims of efforts to limit competition, the complaint, among other things, quotes certain documents and communications by UPM executives (although the Company believes that the Government’s contentions may be in part also based upon certain documents furnished by the Company to the Government, some authored by senior Company officials).

12.	Contingencies (continued)

UPM has announced that it will “vigorously oppose” the Department of Justice’s attempt to block the merger. The Company is not a party to the merger litigation.

In connection with the Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough, and Simcic (CEO, President, and Group Vice President—Roll Materials Worldwide, respectively). The Company also expects to cooperate in the pending criminal investigation, and to be called upon to produce documents and perhaps testimony. The Board of Directors has created an ad hoc committee comprised of independent directors to oversee matters pertaining to the investigations or arising out of them.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action seeking treble damages and other relief for alleged unlawful competitive practices against the Company, UPM, Bemis, and certain of their subsidiaries in the United States District Court for the Northern District of Illinois. On May 2, 2003, Bertek Systems, Inc. and on May 9, 2003, Glenroy, Inc., respectively, filed similar complaints in the same court. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) in the United States District Court for the Central District of California. The Company intends to defend this matter vigorously.

The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material.

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business.  Based upon current information, management believes that the resolution of these matters will not materially affect the Company.

The Company participates in an international receivable financing program with a financial institution whereby advances may be requested from the financial institution.  All advances are guaranteed by the Company.  At March 29, 2003, the Company had guaranteed $1.5 million.

The Company guaranteed approximately $350 million of its foreign subsidiaries lines of credit and foreign exchange lines, as well as $16 million of its foreign subsidiaries’ obligations to their suppliers, as of March 29, 2003.

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier.  This obligation of $86.9 million was reclassified from “Other long-term obligation” to the “Other current liabilities” line in the Condensed Consolidated Balance Sheet during the quarter.  The obligation is guaranteed by a standby letter of credit and it is the intention of the Company to pay the entire obligation in early 2004.

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

Product warranty liabilities were as follows:

(In millions)	Three months ended March 29, 2003	Year Ended December 28, 2002

Balance at beginning of period	$1.4	$1.3
Accruals for warranties issued	.4	1.5
Payments	(.2)	(1.4)

Balance at end of period	$1.6	$1.4

12.	Contingencies (continued)

In February 2003, the Company entered into a five-year operating lease on equipment which contains a residual value guarantee of $10.6 million.  In the opinion of management, the amount guaranteed will not significantly impact the consolidated financial position and operations of the Company.

13.	Other Expense and Cost Reduction Program

The Company recorded a charge in the fourth quarter of 2002 relating to cost reduction actions.  The 2002 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments.  The cost reduction efforts resulted in a pretax charge of $10.7 million, which consisted of employee severance and related costs for approximately 300 positions worldwide.  The positions eliminated included approximately 80 employees in the Pressure-sensitive Adhesives and Materials segment and approximately 220 employees in the Consumer and Converted Products segment.  Severance and related costs represent cash paid or to be paid to employees terminated under the program.  At the end of the first quarter of 2003, $8 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet).  At the end of the first quarter of 2003, of the approximate 300 positions affected under these actions, approximately 80 employees (40 employees from the Consumer and Converted Products segment and 40 employees from the Pressure-sensitive Adhesives and Materials segment) had left the Company.  The Company expects to complete this cost reduction program during 2003.

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the planned disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of Jackstädt operations, as well as the planned closure of a plant facility, costs to exit leases and other fixed asset impairments related to other businesses.  Approximately 60 percent of the charge related to the integration of Jackstädt. The charge was related entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt.  Of the $15.2 million charge, approximately $11.3 million related to asset impairments for property, plant and equipment ($1.3 million for buildings and $10 million for machinery and equipment) and $3.9 million related to lease cancellation costs.  The Company expects to pay the lease cancellation costs through 2011.  The lease contracts extend for a period of up to eight years at which time the accruals for these leases will be fully utilized.

The table below details the lease cancellation cost activity:

(In millions)	March 29, 2003	December 28, 2002

Accrued lease cancellation costs	$3.7	$3.9
Cancellation costs paid	(.1)	(.2)

Accrued lease cancellation costs, end of period	$3.6	$3.7

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions.  The 2001 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments.  The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset impairments of $6.8 million.  The positions eliminated included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees.  Severance and related costs represented cash paid or to be paid to employees terminated under the program. Asset impairments represented non-cash charges required to reduce the carrying value of assets that were disposed of to net realizable value as of the planned date of disposal.  At the end of the first quarter of 2003, $1.7 million remained accrued for severance and related costs (included in “Other current liabilities”) in the Condensed Consolidated Balance Sheet, associated with long-term severance contracts, which will be paid through 2004.  All amounts related to asset impairments were utilized.

14.	Segment Information

Financial information by reportable operating segment is set forth below:

	Quarter Ended

(In millions)	March 29, 2003	March 30, 2002

Net sales:
Pressure-sensitive Adhesives and Materials	$724.3	$550.4
Consumer and Converted Products	473.4	420.1
Intersegment(1)	(47.1)	(39.7)

Net sales	$1,150.6	$930.8

Income from operations before taxes:
Pressure-sensitive Adhesives and Materials	$60.6	$50.3
Consumer and Converted Products	68.7	60.0
Corporate administrative and research and development expenses	(14.7)	(7.1)
Interest expense	(14.9)	(9.3)

Income before taxes	$99.7	$93.9

(1)	The majority of intersegment sales represents sales from the Pressure-sensitive Adhesives and Materials segment to the Consumer and Converted Products segment.

15.	Recent Accounting Requirements

In March 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” was published.  EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor.  The provisions of EITF Issue No. 02-16 were effective for new arrangements entered after December 31, 2002.  The Company’s adoption of this guidance did not have a significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003.  The Company is in the process of determining the impact of EITF Issue No. 00-21 on the Company’s financial results when effective.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.”  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003.  The adoption of this Interpretation did not have a significant impact on the Company’s financial results of operations and financial position.

15.	Recent Accounting Requirements (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The provisions of this Statement were effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has continued to use the intrinsic value method of accounting for stock-based compensation in 2003 in accordance with APB Opinion No. 25.  The Company, however, has adopted the disclosure provisions of SFAS No. 148 as presented in Note 6 “Stock-Based Compensation,” of these condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.  The disclosure provisions of the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The initial recognition and initial measurement provisions of this Interpretation were effective during the beginning of fiscal 2003.  The adoption of this Interpretation did not have a significant impact on the Company’s financial results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-1, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan.  SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this Statement were effective during the beginning of fiscal 2003.  The adoption of SFAS No. 146 will affect the timing of the recognition of future costs associated with exit or disposal activities and will not affect previous charges related to such activities.  The adoption of this Statement did not have a significant impact on the Company’s financial results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of SFAS No. 4 were effective during the beginning of 2003.  All other provisions were effective May 16, 2002.  The adoption of this Statement did not have a significant impact on the Company’s financial results of operations and financial position.

15.	Recent Accounting Requirements (continued)

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement were effective for new arrangements during the beginning of fiscal 2003.  The adoption of this Statement did not have a significant impact on the Company’s financial results of operations and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

The Company’s results for the first three months of 2003 reflect a 23.6 percent increase in sales, 9.3 percent increase in net income and a 7.6 percent increase in diluted earnings per share compared to the same period last year.  This period included a general weakening of consumer confidence and spending. Higher net income was a result of the Company’s increased sales, continued cost reduction efforts and productivity improvement programs such as Six Sigma, a program designed to improve productivity and quality.

The Pressure-sensitive Adhesives and Materials segment reported a 31.6 percent increase in sales for the first quarter of 2003 compared to the same period last year. An estimated 55 to 60 percent of the incremental sales resulted from the acquisition of Jackstädt GmbH (“Jackstädt”) in May 2002.  Additionally, approximately 15 percent of the incremental sales resulted from the impact of favorable changes in foreign currency exchange rates.  Integration of the Jackstädt business continues to progress. During the first quarter, integration actions reduced headcount by approximately 100 positions, for a total headcount reductions to-date of approximately 425 positions. This initiative is expected to be completed by the second quarter of 2004.

The Consumer and Converted Products segment reported a 12.7 percent increase in sales for the first quarter of 2003 compared to the same period last year.  An estimated 60 percent of the incremental sales resulted from the acquisitions of RVL Packaging, Inc. (“RVL”) and L&E Packaging (“L&E”) in November 2002.  Additionally, approximately 35 percent of the incremental sales resulted from the impact of favorable changes in foreign currency exchange rates.  The integration of RVL and L&E is progressing, particularly in the sales and marketing functions.

Interest expense was $14.9 million for the first quarter of 2003, reflecting higher interest rates following the Company’s refinancing of $400 million of variable short-term borrowings through the issuance of $250 million 10-year and $150 million 30-year Senior Notes in January 2003.  In connection with the issuance of the Senior Notes due 2013, the Company settled the forward starting interest swap at a loss of approximately $32.5 million.  The loss is currently being amortized over the term of the related debt.  Additionally, interest expense increased due to higher debt levels resulting from the acquisitions in 2002. The Company expects interest expense to be in the range of $14 million to $16 million in the second quarter and in the range of $58 million to $62 million for the year.

The effective tax rate was 29 percent for the first quarter of 2003. The Company expects the effective tax rate to remain at approximately 29 percent during 2003, due to structural and operational changes, subject to the geographic mix of income.

International operations constitute approximately 45 percent of the Company’s net sales. The Company is exposed to foreign currency exchange rate risk, and changes to foreign exchange rates will impact the Company’s financial results.

Continued weakness in the equity markets and the lower interest rate environment have resulted in adjustments of the 2003 pension assumptions, and as a result of these changes, the pension expense for the quarter increased approximately $2 million compared to the same period last year. Forecasted total pension expense for 2003 is expected to negatively impact pretax operating income by approximately $10 million relative to 2002.

The 2003 weighted-average assumptions for U.S. pension plans for return on plan assets and discount rate are 9 percent and 7 percent, respectively. The 2003 weighted-average assumptions for international pension plans for return on plan assets and discount rate are 6.6 percent and 5.5 percent, respectively.  The combined 2003 weighted-average assumptions for both the U.S. and international pension plans for return on plan assets and discount rate are 8.1 percent and 6.4 percent, respectively.

Overview and Outlook (continued)

The Company has been notified by the U.S. Department of Justice’s Antitrust Division that it has initiated a criminal investigation into competitive practices in the label stock industry, and that the Department would shortly issue a subpoena to the Company in connection with the investigation. To date the Company has not received this subpoena. The Company intends to cooperate in the investigation. The Company is a named defendant in purported class actions seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the investigation. The Company is also a named defendant in a purported stockholder class action seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. The foregoing matters are reported in greater detail by the Company in its filings with the Securities and Exchange Commission to which reference is hereby made. See also Note 12 “Contingencies,” to the condensed consolidated financial statements.

The Company expects sales growth in 2003.  During the year the Company will introduce new products in both the Pressure-sensitive Adhesives and Materials and the Consumer and Converted Products segments.  The Company has reduced certain costs and will continue its ongoing cost management efforts through Six Sigma.  The Company remains focused on its long-term growth initiatives with emphasis on new product development and growth in emerging markets, particularly in Asia, Latin America and Eastern Europe.

Results of Operations:  For the Quarter

Quarterly sales were $1.15 billion, compared to first quarter 2002 sales of $930.8 million.  An estimated 60 percent of the incremental sales resulted from the acquisitions of Jackstädt in May 2002 and RVL and L&E in November 2002.  Additionally, approximately 20 percent of the incremental sales resulted from the favorable impact of foreign currency exchange rates.

Gross profit margin decreased to 31.6 percent for the quarter compared to 33.2 percent for the first quarter of 2002. The decrease reflected lower gross profit margin in the Jackstädt business. The decrease also reflected $2 million of transition costs incurred during the quarter associated with a plant closure as part of the 2002 cost reduction program in the Company’s domestic Office Products business.

Marketing, general and administrative expense, as a percent of sales, was 21.7 percent compared to 22.1 percent for the first quarter of 2002.  The ratio decreased due to higher sales, although the absolute amount of expense increased. The increase in expenses reflected incremental expenses resulting from the acquisitions of Jackstädt, RVL and L&E during 2002, as well as higher pension, insurance, employee benefits and incremental costs associated with growth initiatives during the quarter.

The Company recorded a charge in the fourth quarter of 2002 relating to cost reduction actions.  The 2002 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments.  The cost reduction efforts resulted in a pretax charge of $10.7 million, which consisted of employee severance and related costs for approximately 300 positions worldwide.  The positions eliminated included approximately 80 employees in the Pressure-sensitive Adhesives and Materials segment and approximately 220 employees in the Consumer and Converted Products segment.  Severance and related costs represent cash paid or to be paid to employees terminated under the program.  At the end of the first quarter of 2003, $8 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet).  At the end of the first quarter of 2003, of the approximately 300 positions affected under these actions, approximately 80 employees (40 employees from the Consumer and Converted Products segment and 40 employees from the Pressure-sensitive Adhesives and Materials segment) had left the Company.  The Company expects to complete this cost reduction program during 2003.

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the planned disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of Jackstädt operations, as well as the planned closure of a plant facility, costs to exit leases and other fixed asset impairments related to other businesses.  Approximately 60 percent of the charge related to the integration of Jackstädt. The charge was related entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt.  Of the $15.2 million charge, approximately $11.3 million related to asset impairments for property, plant and equipment ($1.3 million for buildings and $10 million for machinery and equipment) and $3.9 million related to lease cancellation costs.  The company expects to pay the lease cancellation costs through 2011.  The lease contracts extend for a period of up to eight years at which time the accruals for these leases will be fully utilized.

Results of Operations:  For the Quarter (continued)

The table below details the lease cancellation cost activity:

(In millions)	March 29, 2003	December 28, 2002

Accrued lease cancellation costs	$3.7	$3.9
Cancellation costs paid	(.1)	(.2)

Accrued lease cancellation costs, end of period	$3.6	$3.7

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions.  The 2001 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments.  The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset impairments of $6.8 million.  The positions eliminated included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees.  Severance and related costs represented cash paid or to be paid to employees terminated under the program. Asset impairments represented non-cash charges required to reduce the carrying value of assets that were disposed of to net realizable value as of the planned date of disposal.  At the end of the first quarter of 2003, $1.7 million remained accrued for severance and related costs (included in “Other current liabilities”) in the Condensed Consolidated Balance Sheet, associated with long-term severance contracts, which will be paid through 2004.  All amounts related to asset impairments were utilized.

Interest expense increased to $14.9 million for the quarter, compared to $9.3 million a year ago, reflecting higher interest rates following the Company’s refinancing of $400 million of variable short-term borrowings through the issuance of $250 million 10-year and $150 million 30-year Senior Notes in January 2003. Additionally, interest expense increased due to higher debt levels resulting from acquisitions in 2002.

Income before taxes, as a percent of sales, was 8.7 percent compared to 10.1 percent a year ago. The decrease reflects the lower gross profit margins, as a percent of sales, and the increase in interest expense, partially offset by lower marketing, general and administrative expense as a percent of sales. The effective tax rate decreased to 29 percent for the quarter compared to 31 percent for the first quarter of 2002 and 29.5 percent for the full year 2002, due to structural and operational changes that are reducing taxes on a global basis, as well as changes in geographic income mix.

Net income totaled $70.8 million compared to $64.8 million in the first quarter of 2002. Net income, as a percent of sales, was 6.2 percent for the first quarter of 2003 and 7 percent for the same period last year.

Net income per common share and net income per common share, assuming dilution, were both $.71 for the first quarter of 2003, compared to $.66 in the first quarter of 2002.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

	Three Months Ended

(In millions)	March 29, 2003	March 30, 2002

Sales – U.S.	$338.0	$315.4
Sales – International	427.3	266.4
Intrasegment Sales	(41.0)	(31.4)

Net sales	$724.3	$550.4
Income from operations before interest and taxes	$60.6	50.3

Results of Operations:  For the Quarter (continued)

The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for the first quarter of 2003 compared to the same period last year. Sales increased approximately $174 million or 32 percent to $724 million compared to $550 million in the first quarter of 2002, driven by higher sales in both the domestic and international operations. Domestic sales, including intrasegment sales, increased approximately $23 million or 7 percent driven by strong sales in the Roll Materials business (approximately $18 million) reflecting the strength in the premium packaging business. Sales increased internationally, including intrasegment sales, approximately $161 million or 60 percent due to higher sales in the Roll Materials and Graphics businesses (approximately $153 million), reflecting incremental sales from the May 2002 Jackstädt acquisition (estimated at $100 million), as well as an estimated $25 million benefit from favorable changes in foreign currency exchange rates.

Segment income from operations before interest and taxes increased 21 percent to approximately $61 million compared to the same period last year. Income from domestic operations increased approximately $7 million or 28 percent driven by the Roll Materials business (approximately $5 million) due to higher sales. Income from international operations increased approximately $3 million or 13 percent driven by the favorable impact of changes in foreign currency exchange rates and higher sales. Additionally, segment income improved due to the continued cost reduction efforts.

Consumer and Converted Products:

	Three Months Ended

(In millions)	March 29, 2003	March 30, 2002

Sales – U.S.	$298.8	$281.1
Sales – International	190.3	150.4
Intrasegment Sales	(15.7)	(11.4)

Net sales	$473.4	$420.1
Income from operations before interest and taxes	$68.7	60.0

The Consumer and Converted Products segment reported increased sales and income for the first quarter of 2003 compared to the same period last year. Sales increased approximately $53 million or 13 percent to $473 million compared to $420 million in the first quarter of 2002 driven by higher sales in both the domestic and international operations. Domestic operations, including intrasegment sales, increased approximately $18 million or 6 percent driven by higher sales in the Retail Information Services business (approximately $20 million), reflecting incremental sales from the RVL and L&E acquisitions in November 2002 and growth from existing businesses.  This sales increase was partially offset by declines in the Office Products business (approximately $4 million) reflecting the weak economic conditions impacting end-user demand, modest inventory reductions by retail superstores and a shift from branded to private label products. International sales, including intrasegment sales, increased approximately $40 million or 27 percent driven by higher sales in the Retail Information Services business (approximately $37 million) reflecting incremental sales from the RVL and L&E acquisitions. Increased international sales also reflected a favorable impact of changes in foreign currency exchange rates (approximately $7 million). These increases were partially offset by a decline in sales in the Office Products business in Europe (approximately $6 million) before the impact of changes in foreign currency exchange rates.

Segment income from operations before interest and taxes increased approximately $9 million or 15 percent compared to the same period last year. Income from domestic operations increased modestly by approximately $2 million or 5 percent driven by higher sales in the Retail and Information Services business. This increase was partially offset by declines in sales in the Office Products business, as well as $2 million in transition costs incurred during the quarter associated with a plant closure as part of the 2002 cost reduction program. Income from international operations increased approximately $7 million or 33 percent due to higher sales in the Retail Information Services business and the favorable impact of changes in foreign currency exchange rates. Additionally, segment income reflected improved profitability achieved through continued cost reduction efforts.

Financial Condition

Working capital, as a percentage of annualized sales, calculated according to Generally Accepted Accounting Principles (GAAP), decreased to (.8) percent for the quater from 2.6 percent for the same period last year. Working capital from operations, as a percent of annualized sales, as shown below, decreased to 7.9 percent for the quarter from 8.4 percent for the same period last year. Management believes the working capital from operations ratio is a more effective measurement tool to assess the working capital requirements of operations, because it eliminates the impact of fluctuations due to financing activities of the Company. The timing of financing activities are not necessarily related to current operations and would tend to distort the working capital ratio from period to period. The percentage decrease in working capital from operations is due to higher sales of approximately $220 million and increased balances in accounts payable, accrued liabilities and trade rebates (approximately $212 million), partially offset by higher balances in the accounts receivable and inventory (approximately $244 million). These increases were due to the impact of the acquisitions in 2002. The average number of days sales outstanding in accounts receivable increased to 60 days compared to 58 days a year ago due to longer payment terms associated with increased international sales resulting from the acquisitions in 2002.

Working Capital from GAAP and Operations:

(In millions)	March 29, 2003	March 30, 2002

(A) Working capital, GAAP (current assets less current liabilities)	$(37.0)	$95.4
Reconciling items:
Short-term and current portion of long-term debt	313.1	218.8
Steinbeis obligation (see Note 12)	86.9	—

(B) Working capital from operations	$363.0	$314.2

(C) Annualized sales (quarterly net sales multiplied by 4)	$4,602.4	$3,723.2

Working capital, GAAP, as a percentage of annualized sales (A) ÷ (C)	(.8)%	2.6%

Working capital from operations as a percentage of annualized sales (B) ÷ (C)	7.9%	8.4%

Net cash flows provided by operating activities were $38.3 million for the first quarter of 2003 and $29.6 million for the first quarter of 2002. The increase in net cash flows provided by operating activities was due to higher net income.

Capital expenditures for the quarter were $40.9 million compared to $17.5 million a year ago. The increase reflects projects that were started in late 2002. Capital expenditures for 2003 are expected to be in the range of $175 million to $200 million, compared to $151.8 million in 2002. The Company’s major capital projects this year include two new coaters in the Company’s Roll Materials business in Europe, as well as expansions in China and other parts of Asia. The projected increase in capital expenditures in 2003 is expected to be funded through operating cash flows.

Goodwill, net of accumulated amortization, increased $8.5 million during the first quarter, due to foreign currency impact (approximately $6.8 million increase), acquired goodwill related to meeting certain performance targets associated with  the 2001 acquisition of Dunsirn Industries, Inc. (Dunsirn) (approximately $4.4 million increase) and certain purchase price allocation adjustments for Jackstädt (approximately $2.8 million increase) and RVL and L&E (approximately $6.4 million decrease).  In the event certain performance targets are met in 2003 and 2004, the Company will be obligated to make additional payments for the RVL acquisition in early 2004 and 2005, respectively.  Additionally, the Company will be obligated to pay to the former shareholders of Dunsirn up to an additional $5 million in early 2004 in the event certain performance targets are met.

During the first quarter of 2003, total debt increased approximately $105 million to $1.25 billion from year end 2002.  This increase reflected additional borrowings as a result of the Company’s settlement of the forward starting interest rate swap during the quarter and the seasonality of the Company’s financing needs.  In January 2003, the Company issued $250 million 10-year and $150 million 30-year Senior Notes, for the purposes of refinancing short-term obligations on a long-term basis. Total debt to total capital was 52.7 percent as of the end of the first quarter of 2003 and 48 percent for the first quarter of 2002.  The Company maintains adequate financing arrangements, at competitive rates.

Financial Condition (continued)

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. The obligation of $86.9 million was reclassified from the “Other long-term obligation” to the “Other current liabilities” line in the Condensed Consolidated Balance Sheet during the quarter. The obligation is guaranteed by a standby letter of credit and it is the intention of the Company to pay the entire obligation in early 2004.

The Company guaranteed approximately $350 million of its foreign subsidiaries’ lines of credit and foreign exchange lines, as well as $16 million of its foreign subsidiaries’ certain obligations to their suppliers as of March 29, 2003.

Shareholders’ equity increased to $1.12 billion from $1.06 billion during the quarter. During the first quarter of 2003, the Company purchased approximately 1,500 shares of common stock at a cost of $.1 million. The market value at March 29, 2003, of shares held in the employee stock benefit trust, after the issuance of shares under the Company’s stock and incentive plans, increased by $.9 million to $659.6 million from year end 2002. Dividends paid for the first quarter of 2003 totaled $39.8 million compared to $36.3 million a year ago.

Accumulated other comprehensive loss for the quarter decreased $28.4 million to $176.5 million from $204.9 million at year end 2002 due to a $24.7 million benefit from the change in foreign currency translation during the quarter, as well as a net benefit of $4.1 million resulting from the revaluation of hedging transactions during the quarter, partially offset by a $.4 million loss on cash flow hedges recognized in earnings during the quarter.  In addition, accumulated other comprehensive loss reflected an unrealized loss of $32.5 million associated with the settlement of the forward starting interest rate swap entered into in connection with the issuance of the $250 million 10-year Senior Notes in January 2003. This unrecognized loss is being amortized over the life of the related debt. The loss recognized during the quarter was approximately $.6 million. The Company estimates that the amortization expense for this loss will be approximately $2.4 million for 2003.

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

The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of loss can be reasonable estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company, and based upon current information, management believes that it is unlikely that the final resolution of these matters will significantly impact the consolidated financial position and operations of the Company.

The Company has been notified by the U.S. Department of Justice’s Antitrust Division that it has initiated a criminal investigation into competitive practices in the label stock industry, and that the Department would shortly issue a subpoena to the Company in connection with the investigation. To date the Company has not received this subpoena. The Company intends to cooperate in the investigation. The Company is a named defendant in purported class actions seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the investigation. The Company is also a named defendant in a purported stockholder class action seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. The foregoing matters are reported in greater detail by the Company in its filings with the Securities and Exchange Commission to which reference is hereby made. See also Note 12 “Contingencies,” to the condensed consolidated financial statements.

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these matters will not materially affect the Company.

Financial Condition (continued)

The Company participates in an international receivable financing program with financial institution whereby advances may be requested from the financial institution. All advances are guaranteed by the Company. At March 29, 2003, the Company had guaranteed $1.5 million.

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

In February 2003, the Company entered into a five-year operating lease on an equipment which contains a residual value guarantee of $10.6 million. In the opinion of management, the amount guaranteed will not significantly impact the consolidated financial position of the Company.

Recent Accounting Requirements

In March 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” was published.  EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor.  The provisions of EITF Issue No. 02-16 were effective for new arrangements entered after December 31, 2002.  The Company’s adoption of this guidance did not have a significant impact on the Company’s financial results of operation and financial position.

In March of 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” was published.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003.  The Company is in the process of determining the impact of EITF Issue No. 00-21 on the Company’s financial results when effective.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.”  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003.  The adoption of this Interpretation did not have a significant impact on the Company’s financial results of operations and financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The provisions of this Statement were effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has continued to use the intrinsic value method of accounting for stock-based compensation in 2003 in accordance with APB Opinion No. 25.  The Company, however, has adopted the disclosure provisions of SFAS No. 148 as presented in Note 6 “Stock-Based Compensation,” of the condensed consolidated financial statements.

Recent Accounting Requirements (continued)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.  The disclosure provisions of the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The initial recognition and initial measurement provisions of this Interpretation were effective during the beginning of fiscal 2003.  The adoption of this Interpretation did not have a significant impact on the Company’s financial results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-1, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan.  SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this Statement were effective during the beginning of fiscal 2003.  The adoption of SFAS No. 146 will affect the timing of the recognition of future costs associated with exit or disposal activities and will not affect previous charges related to such activities.  The adoption of this Statement did not have a significant impact on the Company’s financial results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of SFAS No. 4 were effective during the beginning of 2003.  All other provisions were effective May 16, 2002.  The adoption of this Statement did not have a significant impact on the Company’s financial results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement were effective for new arrangements during the beginning of fiscal 2003.  The adoption of this Statement did not have a significant impact on the Company’s financial results of operations and financial position.

Safe Harbor Statement

Except for historical information contained herein, the matters discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “plan,” “project,” “may,” “will,” and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements.

Safe Harbor Statement (continued)

Certain of such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, price and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, successful integration of new acquisitions, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings including the U.S. Department of Justice criminal investigation into competitive practices in the label stock industry and any related proceedings pertaining to the subject matter including  purported class actions seeking treble damages for alleged unlawful competitive practices, and a purported class action related to alleged disclosure violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the investigation, fluctuations in foreign exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of Severe Acute Respiratory Syndrome (SARS) on the economy, the Company’s customers and business, and other factors.

Any forward looking statement should also be considered in light of the factors detailed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in the information provided in Item 7A of the Company’s Form 10-K for the fiscal year ended December 28, 2002.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

On April 14, 2003, the Company announced that it had been advised that the U.S. Department of Justice was challenging the proposed merger of UPM-Kymmene and the MACtac division of Bemis Co., Inc. on the basis of its belief that in certain aspects of the label stock industry “the competitors have sought to coordinate rather than compete.” The Company also announced that it had been notified that the Department of Justice had initiated a criminal investigation into competitive practices in the label stock industry and that the Department would shortly issue a subpoena to the Company in connection with the investigation. To date the Company has not received this subpoena.

On April 15, 2003, the Department of Justice filed a complaint in the U.S. District Court for the Northern District of Illinois seeking to enjoin the proposed merger. A copy of the complaint is filed as an exhibit to the Company’s current report on Form 8-K filed April 22, 2003. The complaint, which sets forth the Department’s theory of its case, includes references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The complaint asserts that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.”

The complaint acknowledges that the Company “is also UPM’s largest external customer of label papers.” As such, the Company has communications with UPM, including communications concerning matters of price, in connection with the Company’s substantial purchases of label papers from UPM (approximately $120 million in 2002). The complaint notes the Company competes with UPM’s subsidiary, Raflatac, in the sale of paper label stock (approximately $650 million of the Company’s North American sales in 2002), and that such competition has “been driven by rivalry among UPM, MACtac” and the Company, and that the competition has led to “market wide erosion of prices and producer profitability.” To support its claims of efforts to limit competition, the complaint, among other things, quotes certain documents and communications by UPM executives (although the Company believes that the Government’s contentions may be in part also based upon certain documents furnished by the Company to the Government, some authored by senior Company officials).

UPM has announced that it will “vigorously oppose” the Department of Justice’s attempt to block the merger. The Company is not a party to the merger litigation.

In connection with the Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough, and Simcic (CEO, President, and Group Vice President—Roll Materials Worldwide, respectively). The Company also expects to cooperate in the pending criminal investigation, and to be called upon to produce documents and perhaps testimony. The Board of Directors has created an ad hoc committee comprised of independent directors to oversee matters pertaining to the investigations or arising out of them.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action seeking treble damages and other relief for alleged unlawful competitive practices against the Company, UPM, Bemis, and certain of their subsidiaries in the United States District Court for the Northern District of Illinois. On May 2, 2003, Bertek Systems, Inc. and on May 9, 2003, Glenroy, Inc., respectively, filed similar complaints in the same court. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) in the United States District Court for the Central District of California. The Company intends to defend this matter vigorously.

The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued $400 million of Senior Notes in January 2003, as reported on Form 8-K filed on January 14, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholders’ meeting on April 24, 2003.  The stockholders voted to reelect three directors to the Board of Directors as follows:

	Number of Shares Votes[1]

	For	Withheld

David E.I. Pyott	97,038,921	1,920,796
Dean A. Scarborough	97,190,556	1,769,161
Julia A. Stewart	97,039,769	1,919,948

1There were no abstentions or shares otherwise not voted by brokers.

Additional information concerning continuing directors called for by this Item is incorporated by reference from pages 3 and 4 of the Company's 2003 Proxy Statement.

The results of the voting on the following additional items were as follows:

	For	Against	Abstained

Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors	95,735,761	2,172,808	1,051,148
Approval of Director Equity Plan, as amended and restated	92,767,791	4,720,486	1,471,440
Approval of Employee Stock Option and Incentive Plan, as amended and restated	91,968,716	5,770,833	1,220,168

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 12: Computation of Ratio of Earnings to Fixed Charges

Exhibit 99.1: Philip N. Neal Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2: Daniel R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Registrant filed a current report on Form 8-K on January 14, 2003, containing information concerning the offering of Senior Notes totaling $400,000,000.

Registrant filed a current report on Form 8-K on April 15, 2003, providing a copy of its news release commenting on the U.S. Department of Justice’s actions involving the label stock industry.

Registrant filed a current report on Form 8-K on April 22, 2003, providing a copy of its news release relating to its earnings for the quarter ending March 29, 2003, and providing, as an exhibit, the U.S. Department of Justice’s complaint against UPM-Kymmene, Oyj and Bemis Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION
(Registrant)

/s/ Daniel R. O'Bryant

Daniel R. O’Bryant Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ Michael A. Skovran

Michael A. Skovran Vice President and Controller (Chief Accounting Officer)

May 13, 2003

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

May 13, 2003

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
May 13, 2003