Form 10-Q
period 2003-06-28
AVERY DENNISON CORPORATION
filed 2003-08-07
CIK 8818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-7685

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

Yes    ☒  No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒  No    ☐

Number of shares of $1 par value common stock outstanding as of July 26, 2003: 110,469,810

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2003 FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

AVERY DENNISON CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in millions)

(Unaudited)

	June 28, 2003	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$42.9	$22.8
Trade accounts receivable, less allowances of $48.0 and $45.9 for 2003 and 2002, respectively	799.6	723.4
Inventories, net	405.9	342.1
Deferred taxes	38.4	25.7
Other current assets	113.5	101.5

Total current assets	1,400.3	1,215.5
Property, plant and equipment, at cost	2,405.6	2,255.4
Accumulated depreciation	1,146.3	1,071.0

Property, plant and equipment, net	1,259.3	1,184.4
Goodwill, net	701.1	628.7
Other intangibles resulting from business acquisitions, net	153.1	147.9
Other assets	502.3	475.9

	$4,016.1	$3,652.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$326.9	$307.0
Accounts payable	514.5	438.6
Other current liabilities	602.7	550.5

Total current liabilities	1,444.1	1,296.1
Long-term debt	932.0	837.2
Non-current deferred taxes and other long-term liabilities	395.7	378.2
Other long-term obligation	—	84.5
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $1 par value; authorized – 400,000,000 shares at June 28, 2003 and December 28, 2002; issued – 124,126,624 shares at June 28, 2003 and December 28, 2002; outstanding – 99,435,601 shares and 99,303,840 shares at June 28, 2003 and December 28, 2002, respectively	124.1	124.1
Capital in excess of par value	628.9	740.2
Retained earnings	1,727.3	1,664.8
Cost of unallocated ESOP shares	(13.6)	(12.2)
Employee stock trusts, 11,034,209 shares at June 28, 2003 and 11,163,451 shares at December 28, 2002	(534.2)	(658.7)
Treasury stock at cost, 13,656,814 shares at June 28, 2003 and 13,659,333 shares at December 28, 2002	(596.8)	(596.9)
Accumulated other comprehensive loss	(91.4)	(204.9)

Total shareholders’ equity	1,244.3	1,056.4

	$4,016.1	$3,652.4

See Notes to Consolidated Financial Statements

AVERY DENNISON CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$1,192.2	$1,044.0	$2,327.4	$1,962.2
Cost of products sold	820.8	701.7	1,597.6	1,315.5

Gross profit	371.4	342.3	729.8	646.7
Marketing, general and administrative expense	265.5	229.4	512.6	433.3
Interest expense	14.5	9.7	29.4	19.0
Other (income) expense, net	(4.0)	—	(4.0)	—

Income from continuing operations before taxes	95.4	103.2	191.8	194.4
Taxes on income	25.7	31.0	53.7	59.3

Income from continuing operations	69.7	72.2	138.1	135.1
Income from discontinued operations, net of taxes	1.6	1.6	4.0	3.5

Net income	$71.3	$73.8	$142.1	$138.6

Per share amounts:
Income per common share:
Continuing operations	$.70	$.73	$1.39	$1.37
Discontinued operations	.02	.02	.04	.04

Net income	$.72	$.75	$1.43	$1.41

Income per common share, assuming dilution:
Continuing operations	$.70	$.73	$1.38	$1.36
Discontinued operations	.01	.01	.04	.04

Net income	$.71	$.74	$1.42	$1.40

Dividends	$.36	$.33	$.72	$.66

Average shares outstanding:
Common shares	99.4	98.3	99.4	98.2
Common shares, assuming dilution	100.1	99.4	100.1	99.2

See Notes to Consolidated Financial Statements

AVERY DENNISON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002
Operating Activities:
Net income	$142.1	$138.6
Less: income from discontinued operations	4.0	3.5

Income from continuing operations	138.1	135.1
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	69.0	61.8
Amortization	17.0	9.5
Deferred taxes	(2.4)	3.1
Asset impairment and net loss on sale of assets	3.6	—
Changes in assets and liabilities, net of the effect of foreign currency translation, business acquisitions and divestitures	(72.0)	(44.4)

Net cash provided by operating activities from continuing operations	153.3	165.1

Investing Activities:
Purchase of property, plant and equipment	(103.7)	(38.0)
Purchase of software	(7.1)	(8.4)
Proceeds from sale of assets	5.0	4.7
Payments for acquisitions	(7.6)	(222.8)
Other	(3.3)	(3.2)

Net cash used in investing activities of continuing operations	(116.7)	(267.7)

Financing Activities:
Additional borrowings	413.2	384.8
Payments of debt	(363.9)	(219.9)
Dividends paid	(79.6)	(72.5)
Purchase of treasury stock	0.1	(3.3)
Proceeds from exercise of stock options, net	2.1	20.5
Other	8.2	(0.5)

Net cash (used in) provided by financing activities of continuing operations	(19.9)	109.1
Effect of foreign currency translation on cash balances	3.4	0.3

Increase in cash and cash equivalents	20.1	6.8
Cash and cash equivalents, beginning of period	22.8	19.1

Cash and cash equivalents, end of period	$42.9	$25.9

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

The second quarters of 2003 and 2002 consisted of thirteen-week periods ending June 28, 2003 and June 29, 2002, respectively. The interim results of operations are not necessarily indicative of future financial results.

2.	Acquisitions

In February 2003, the Company paid an additional $4 million related to meeting certain performance targets included in the 2001 stock purchase agreement with the shareholders of Dunsirn Industries, Inc. (“Dunsirn”). This payment increased the excess of the cost-basis over the fair value of net tangible assets acquired related to Dunsirn, to approximately $35 million, with the change entirely attributable to goodwill. The stock purchase agreement has been amended such that the Company made a $1.8 million payment in August 2003 in final settlement of all future performance-related obligations. The operations of Dunsirn are included within the Company’s Pressure-sensitive Adhesives and Materials segment.

On November 5, 2002, the Company acquired 100 percent of RVL Packaging, Inc. (“RVL”), a provider of brand identification products to apparel manufacturers and retailers. RVL designs, markets and distributes woven and printed labels, graphic tags and specialty packaging products. On the same day, the Company also acquired the assets of L&E Packaging (“L&E”), one of RVL’s suppliers. L&E offers a broad range of printing products tailored to the specific needs of the apparel and retail industries. The RVL and L&E operations are included in the Company’s Consumer and Converted Products segment and have been included in the Company’s consolidated financial statements as of the acquisition date.

The purchase price, net of cash acquired, for these transactions was approximately $220 million, including cash of approximately $173 million and approximately $47 million in Avery Dennison common shares (743,108). The value of these common shares issued was determined based on the average closing market price of the Company’s common shares for a three-day period before and after the date the parties agreed to the number of shares to be issued (“Closing Price”). Funds used to complete the acquisitions were also derived from short-term borrowings.

A preliminary allocation of the RVL and L&E purchase price has been made and updated in these financial statements. The Company has obtained third-party valuations of the acquired assets, although ongoing assessments may impact the allocation of the purchase price. In the event certain performance targets are met in 2003 and 2004, the Company will be obligated to make additional payments in early 2004 and 2005, respectively. The total amount of these contingent payments is estimated to be approximately $2 million to $3 million. In addition, in the event the value of the Company’s common shares falls below the Closing Price during the period from January 1, 2005 through December 31, 2007, the Company may be obligated to pay the difference in value, in the form of cash or common shares.

The excess of the cost-basis over the fair value of net tangible assets acquired is currently estimated to be approximately $194 million, including goodwill of approximately $172 million and identified

2.	Acquisitions (continued)

amortizable intangible assets of approximately $22 million. Of the total goodwill, approximately $54 million is expected to be deductible for U.S. tax purposes. The acquired intangible assets have a weighted-average useful life of sixteen years. These assets include approximately $16 million for customer relationships (nineteen-year weighted-average useful life), approximately $2 million for design intellectual property (three-year weighted-average useful life), and approximately $1 million of other intangibles (three-year weighted-average useful life). Additionally, approximately $2 million of computer software (three-year weighted-average useful life) and approximately $1 million of other intangibles (twelve-year weighted-average useful life) are included in “Other assets” in the Condensed Consolidated Balance Sheet.

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

The final allocation of the purchase price has been made and is included in these financial statements. The Company has obtained third-party valuations of acquired assets and included these in the allocation of the purchase price.

The Company has recognized certain costs related to exit activities and integration costs attributable to the Jackstädt acquisition. These costs have been recognized as part of the assumed liabilities totaling approximately $25 million, included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. The costs are primarily related to severance costs for involuntary terminations of approximately 560 employees of Jackstädt, which are to be paid through the end of 2004. Also included are lease exit costs, which are expected to be completed in 2003, and costs to terminate contracts with sales agents. At June 28, 2003, approximately $10 million of the $25 million remained accrued. Of the total positions to be eliminated under these actions, approximately 480 employees had left the Company at the end of the second quarter of 2003.

The excess of the cost-basis over the fair value of net tangible assets acquired from Jackstädt is approximately $175 million, including goodwill of approximately $161 million and identified amortizable intangible assets of approximately $14 million. This goodwill is not expected to be deductible for U.S. tax purposes. The acquired intangible assets have a weighted-average useful life of seven years. These assets include approximately $11 million for tradenames (five-year weighted-average useful life) and approximately $3 million for customer relationships and other intangibles (twenty-year weighted-average useful life).

The following represents the pro forma results of continuing operations for the Company as though the acquisitions of Jackstädt, RVL and L&E had occurred at the beginning of the periods presented. The pro forma results include interest expense on additional debt that would have been needed to finance the purchase, amortization of intangibles that would have been acquired, issuance of treasury stock (related to L&E transaction), and certain adjustments that would have been required to conform to the Company’s accounting policies. The pro forma results of continuing operations have been prepared based on the final allocation of the purchase price for Jackstädt and preliminary allocation of the purchase price for RVL and L&E. The proforma results may require adjustment in accordance with the terms of the purchase agreements or as a result of the finalization of the purchase price allocation for RVL and L&E. This pro forma information is for comparison purposes only, and is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

2.	Acquisitions (continued)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Proforma net sales from continuing operations	$1,192.2	$1,205.8	$2,327.4	$2,264.5

Proforma net income from continuing operations	$69.7	$76.3	$138.1	$137.3

Proforma net income per common share from continuing operations	$.70	$.77	$1.39	$1.39
Proforma net income per common share from continuing operations, assuming dilution	.70	.76	1.38	1.37

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions

As required by the implementation standards, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company completed its initial goodwill impairment test during the first quarter of 2002 and had no impairment losses. The annual impairment test was performed in the fourth quarter of 2002, with an assessment that no impairment had occurred. The Company does not have other intangible assets with an indefinite life.

Changes in the net carrying amount of goodwill for the six months ended June 28, 2003, by reportable segment, are as follows:

(In millions)	Consumer and Converted Products	Pressure-sensitive Adhesives and Materials	Total
Balance as of December 28, 2002	$336.4	$292.3	$628.7
Goodwill acquired during the period	—	5.4	5.4
Acquisition adjustments	2.8	22.8	25.6
Translation adjustments	12.8	28.6	41.4

Balance as of June 28, 2003	$352.0	$349.1	$701.1

The following table sets forth the Company’s other intangible assets resulting from business acquisitions, at June 28, 2003 and December 28, 2002, which continue to be amortized:

	June 28, 2003			December 28, 2002
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets:
Tradenames and trademarks	$40.6	$15.0	$25.6	$36.6	$11.4	$25.2
Patented and other acquired technology	65.4	11.1	54.3	65.4	9.2	56.2
Customer relationships	79.8	8.8	71.0	70.1	6.1	64.0
Other intangibles	4.3	2.1	2.2	4.0	1.5	2.5

Total	$190.1	$37.0	$153.1	$176.1	$28.2	$147.9

Amortization expense on other intangible assets resulting from business acquisitions was $3.3 million and $6.5 million for the three and six months ended June 28, 2003, respectively, and $2 million and $4 million for the three and six months ended June 29, 2002, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are twelve years for tradenames and trademarks, nineteen years for patented and other acquired technology, twenty-three years for customer relationships, seven years for other intangibles, and nineteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions (continued)

year, and for each of the next four succeeding fiscal years, is expected to be approximately $13 million, $13 million, $13 million, $12 million and $9 million, respectively.

4.	Net Income Per Share

Net income per common share amounts were computed as follows:

		Three Months Ended		Six Months Ended
(In millions, except per share amounts)		June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
(A)	Income from continuing operations	$69.7	$72.2	$138.1	$135.1
(B)	Income from discontinued operations	1.6	1.6	4.0	3.5

(C)	Net income available to common shareholders	$71.3	$73.8	$142.1	$138.6

(D)	Weighted average number of common shares outstanding	99.4	98.3	99.4	98.2

	Additional common shares issuable under employee stock options using the treasury stock method and contingently issuable shares under an acquisition agreement	.7	1.1	.7	1.0

(E)	Weighted average number of common shares outstanding assuming the exercise of stock options	100.1	99.4	100.1	99.2

Income from continuing operations per common share (A) ÷ (D)		$.70	$.73	$1.39	$1.37
Income from discontinued operations per common share (B) ÷ (D)		.02	.02	.04	.04

Net income per common share (C) ÷ (D)		$.72	$.75	$1.43	$1.41

Income from continuing operations per common share, assuming dilution (A) ÷ (E)		$.70	$.73	$1.38	$1.36
Income from discontinued operations per common share, assuming dilution (B) ÷ (E)		.01	.01	.04	.04

Net income per common share, assuming dilution (C) ÷ (E)		$.71	$.74	$1.42	$1.40

Certain employee stock options were not included in the computation of net income per common share, assuming dilution, because these options would not have had a dilutive effect. The number of stock options excluded from the computation were 3.7 million and 2.3 million for the three and six months ended June 28, 2003, respectively, and .1 million for both the three and six months ended June 29, 2002.

5.	Discontinued Operations

In July 2003, the Company signed an agreement with CCL Industries Inc. (“CCL”) to sell its package label converting business in Europe, which consists of two package label converting facilities in Denmark, as well as a package label converting plant in France. Accordingly, the results for this business were accounted for as discontinued operations for all periods presented in the condensed consolidated financial statements. This business was previously reported in the Company’s Consumer and Converted Products segment.

The sale agreement includes a supply agreement under which the Company will provide pressure-sensitive base materials to CCL. The estimated cash proceeds from the sale will be approximately $60 million, from which the Company expects to recognize a gain of approximately $25 million to $30 million upon the completion of the sale. The Company expects to complete the transaction during the last six months of 2003, subject to closing conditions, including regulatory approvals.

5.	Discontinued Operations (continued)

Summarized financial information for the discontinued operations is as follows:

Combined Statement of Income

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$ 14.4	$ 12.3	$ 29.9	$ 24.9
Income before taxes	2.2	2.2	5.5	4.9
Income taxes	.6	.6	1.5	1.4

Income from discontinued operations, net of income taxes	$ 1.6	$ 1.6	$ 4.0	$ 3.5

Combined Balance Sheet

(In millions)	June 28, 2003	December 28, 2002
Current assets	$14.4	$11.6
Property, plant and equipment, net	16.4	14.8
Goodwill, net	11.9	10.5
Other assets	.6	.5
Current liabilities	(9.3)	(6.9)

Net assets held for sale	$34.0	$30.5

6.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability and the gains or losses on the effective portion of cash flow hedges that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income for the three and six months ended June 28, 2003 was $156.5 million and $255.7 million, respectively. For the three and six months ended June 29, 2002, total comprehensive income was $107.4 million and $152.4 million, respectively.

The components of accumulated other comprehensive loss, net of tax, were as follows:

(In millions)	June 28, 2003	December 28, 2002
Foreign currency translation adjustment	$(1.7)	$(111.4)
Minimum pension liability	(68.2)	(68.2)
Net loss on derivative instruments designated as cash flow instruments	(21.5)	(25.3)

Total accumulated other comprehensive loss	$(91.4)	$(204.9)

The table below details the cash flow hedging instrument activity in other comprehensive income (loss), net of tax, for the first six months of 2003:

(In millions)	June 28, 2003
Beginning accumulated derivative loss	$(25.3)
Net loss reclassified to earnings	(1.9)
Net change in the revaluation of hedging transactions	5.7

Ending accumulated derivative loss	$(21.5)

7.	Stock-Based Compensation

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

7.	Stock-Based Compensation (continued)

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income, as reported	$ 71.3	$ 73.8	$ 142.1	$ 138.6
Compensation expense, net of tax	(4.9)	(4.0)	(9.6)	(8.1)

Pro forma net income	$ 66.4	$ 69.8	$ 132.5	$ 130.5

Earnings per share, as reported	$ 0.72	$ 0.75	$ 1.43	$ 1.41
Earnings per share, assuming dilution, as reported	0.71	0.74	1.42	1.40

Pro forma earnings per share	$ 0.66	$ 0.71	$ 1.33	$ 1.33
Pro forma earnings per share, assuming dilution	0.66	0.71	1.32	1.32

8.	Foreign Currency

Translation of financial statements of subsidiaries operating in hyperinflationary economies and transactions in foreign currencies resulted in gains of $.8 million and $1.4 million during the three and six months ended June 28, 2003, respectively. For the three and six months ended June 29, 2002, the Company recorded losses of $.9 million and $2.1 million, respectively. Operations in hyperinflationary economies consist of the Company’s operations in Turkey for 2003 and 2002.

9.	Debt

In January 2003, the Company issued $250 million of 4.875 percent Senior Notes due 2013 and $150 million of 6 percent Senior Notes due 2033. These issuances were under the Company’s SEC shelf registration of $600 million aggregate amount of securities, which became effective in July 2001.

10.	Financial Instruments

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

During the three and six months ended June 28, 2003, the amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not significant. The reclassifications from other comprehensive loss to earnings were net gains of $1.6 million and $1.9 million during the three and six months ended June 28, 2003. The Company expects to reclassify from other comprehensive loss to earnings a loss of approximately $2.0 million over the next twelve months. A loss of approximately $2.7 million related to a net investment hedge was included in the foreign currency translation adjustment reported in accumulated other comprehensive loss during the six months ended June 29, 2002.

In January 2003, the Company settled a forward starting interest rate swap at a loss of approximately $32.5 million, in connection with the issuance of the Senior Notes due 2013, as described in Note 9 above. The principal amount hedged was $250 million. This unrecognized loss is being amortized over the life of the related debt and was included in the reclassifications to earnings discussed above. The pretax loss recognized during the three and six months ended June 28, 2003 was approximately $.6 million and $1.2 million, respectively. The Company estimates that the amortization expense for this loss will be approximately $2.4 million for 2003.

11.	Inventories

Inventories from continuing operations consisted of:

(In millions)	June 28, 2003	December 28, 2002
Raw materials	$116.2	$100.9
Work-in-progress	91.4	81.1
Finished goods	215.1	176.8

Inventories at lower of FIFO cost or market (approximates replacement cost)	422.7	358.8
LIFO adjustment	(16.8)	(16.7)

	$405.9	$342.1

12.	Research and Development

Research and development expenses for the three and six months ended June 28, 2003 were $18 million and $37 million, respectively. For the three and six months ended June 29, 2002, research and development expenses were $18 million and $35 million, respectively.

13.	Contingencies

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

On April 14, 2003, the Company announced that it had been advised that the U.S. Department of Justice was challenging the proposed merger of UPM-Kymmene (“UPM”) and the MACtac division of Bemis Co., Inc. (“Bemis”) on the basis of its belief that in certain aspects of the label stock industry “the competitors have sought to coordinate rather than compete.” The Company also announced that it had been notified that the Department of Justice had initiated a criminal investigation into competitive practices in the label stock industry and that the Department of Justice would issue a subpoena to the Company in connection with the investigation. To date the Company has not received this subpoena.

On April 15, 2003, the Department of Justice filed a complaint in the U.S. District Court for the Northern District of Illinois seeking to enjoin the proposed merger. The complaint, which set forth the Department of Justice’s theory of its case, included references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The complaint asserted that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.”

On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The Court’s decision incorporated a stipulation by the Department of Justice that the paper label industry is competitive.

13.	Contingencies (continued)

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

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action seeking treble damages and other relief for alleged unlawful competitive practices against the Company, UPM, Bemis, and certain of their subsidiaries in the United States District Court for the Northern District of Illinois. Eight similar complaints were filed in various federal district courts. The Company is attempting to have all of these cases consolidated into one case before a single federal judge. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) in the United States District Court for the Central District of California. Subsequently, another similar action was filed in the same court. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed a purported class action seeking treble damages and other relief for alleged unlawful competitive practices against the Company, UPM and UPM’s subsidiary Raflatac in the Superior Court for the County of Los Angeles, California. Three similar complaints were filed in various California courts. The Company is attempting to have all these cases coordinated before a single Superior Court judge. The Company intends to defend these matters vigorously.

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

The Company participates in an international receivable financing program with a financial institution whereby advances may be requested from the financial institution. All advances are guaranteed by the Company. At June 28, 2003, the Company had guaranteed $1.5 million.

The Company guaranteed approximately $350 million of its foreign subsidiaries’ lines of credit, as well as approximately $16 million of its foreign subsidiaries’ obligations to their suppliers as of June 28, 2003.

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. This obligation of $86.9 million was reclassified from “Other long-term obligation” to the “Other current liabilities” line in the Condensed Consolidated Balance Sheet during the first quarter of 2003. The amount of this obligation increased to $95.8 million at the end of the second quarter reflecting the impact of changes in foreign currency exchange rates. The obligation is guaranteed by a standby letter of credit and the Company expects to pay the entire obligation in early 2004.

13.	Contingencies (continued)

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

Product warranty liabilities were as follows:

(In millions)	Six Months Ended June 28, 2003	Year Ended December 28, 2002
Balance at beginning of period	$1.4	$1.3
Accruals for warranties issued	1.4	1.5
Payments	(1.1)	(1.4)

Balance at end of period	$1.7	$1.4

In February 2003, the Company entered into a five-year operating lease on equipment which contains a residual value guarantee of $10.6 million. In the opinion of management, the amount guaranteed will not significantly impact the consolidated financial position and operations of the Company.

14.	Other Income and Expense and Cost Reduction Program

Other income was approximately $4 million for the quarter ended June 28, 2003, which included a $9 million pre-tax gain from settlement of a lawsuit, partially offset by net losses from disposition of fixed assets, asset impairments, and costs incurred during the quarter associated with a plant closure as part of the 2002 cost reduction program in the Office Products business.

The Company recorded a charge in the fourth quarter of 2002 relating to cost reduction actions. The 2002 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $10.7 million, which consisted of employee severance and related costs for approximately 300 positions worldwide. The positions eliminated included approximately 80 employees in the Pressure-sensitive Adhesives and Materials segment and approximately 220 employees in the Consumer and Converted Products segment. Severance and related costs represent cash paid or to be paid to employees terminated under the program. At the end of the second quarter of 2003, $6.7 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet). At the end of the second quarter of 2003, of the approximate 300 positions affected under these actions, approximately 170 employees (approximately 120 employees from the Consumer and Converted Products segment and approximately 50 employees from the Pressure-sensitive Adhesives and Materials segment) had left the Company. The Company expects to complete this cost reduction program during 2003.

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the planned disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of Jackstädt operations, as well as the closure of a plant facility, costs to exit leases and other fixed asset impairments related to other businesses. Approximately 60 percent of the charge related to the integration of Jackstädt. The charge was related entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt. Of the $15.2 million charge, approximately $11.3 million related to asset impairments for property, plant and equipment ($1.3 million for buildings and $10 million for machinery and equipment) and $3.9 million related to lease cancellation costs. The Company expects to pay the lease cancellation costs through 2011. The lease contracts extend for a period of up to eight years at which time the accruals for these leases will be fully utilized.

14.	Other Income and Expense and Cost Reduction Program (continued)

The table below details the lease cancellation cost activity:

(In millions)	June 28, 2003	December 28, 2002
Accrued lease cancellation costs	$3.7	$3.9
Cancellation costs paid	(.3)	(.2)

Accrued lease cancellation costs, end of period	$3.4	$3.7

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset impairments of $6.8 million. The positions eliminated included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represented cash paid or to be paid to employees terminated under the program. Asset impairments represented non-cash charges required to reduce the carrying value of assets that were disposed of to net realizable value as of the planned date of disposal. At the end of the second quarter of 2003, $.9 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet), associated with long-term severance contracts, which will be paid through 2004. All amounts related to asset impairments were utilized.

15.	Segment Information

Financial information by reportable operating segment is set forth below:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales:
Pressure-sensitive Adhesives and Materials	$743.8	$640.2	$1,468.1	$1,190.6
Consumer and Converted Products	503.3	460.0	976.7	880.1
Discontinued Operations	(14.4)	(12.3)	(29.9)	(24.9)
Intersegment(1)	(40.5)	(43.9)	(87.5)	(83.6)

Net sales from continuing operations	$1,192.2	$1,044.0	$2,327.4	$1,962.2

Income before taxes:
Pressure-sensitive Adhesives and Materials	$54.4	$60.2	$115.0	$111.9
Consumer and Converted Products	61.1	65.9	129.8	126.0
Discontinued Operations	(2.2)	(2.2)	(5.5)	(4.9)
Corporate administrative and research and development expenses	(3.4)	(11.0)	(18.1)	(19.6)
Interest expense	(14.5)	(9.7)	(29.4)	(19.0)

Income from continuing operations before taxes	$95.4	$103.2	$191.8	$194.4

(1)	The majority of intersegment sales represents sales from Pressure-sensitive Adhesives and Materials segment to the Consumer and Converted Products segment.

16.	Recent Accounting Requirements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) used for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” was published. EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 were effective for new arrangements entered after December 31, 2002. The Company’s adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions of this Statement were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has continued to use the intrinsic value method of accounting for stock-based compensation in 2003 in accordance with APB Opinion No. 25. The Company has adopted the disclosure provisions of SFAS No. 148 as presented in Note 7 “Stock-Based Compensation,” of these condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for

16.	Recent Accounting Requirements (continued)

Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The disclosure provisions of the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this Interpretation were effective during the beginning of fiscal 2003. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-1, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement were effective during the beginning of fiscal 2003. The adoption of SFAS No. 146 will affect the timing of the recognition of future costs associated with exit or disposal activities and will not affect previous charges related to such activities. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 were effective during the beginning of 2003. All other provisions were effective May 16, 2002. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement were effective for new arrangements during the beginning of fiscal 2003. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

The Company’s results from continuing operations for the first six months of 2003 reflected an approximately 19 percent increase in sales, an approximately 2 percent increase in net income and an approximately 1 percent increase in diluted earnings per share compared to the same period last year. This period reflected weak global economic conditions that have affected the Company’s businesses in all geographic regions and product areas. While these results are lower than expected, the Company expects that sales growth and productivity initiatives will result in profit improvement over the next twelve months.

In July 2003, the Company signed an agreement to sell its package label converting business in Europe, which consists of two package label facilities in Denmark, as well as a package label converting plant in France. Accordingly, the results for this business were accounted for as discontinued operations for all periods presented in the Company’s condensed consolidated financial statements herein. This business was previously reported in the Company’s Consumer and Converted Products segment. The sale is expected to be completed during the last six months of 2003, subject to closing conditions, including regulatory approvals.

The succeeding discussions reflect results from the Company’s continuing operations unless otherwise noted.

The Pressure-sensitive Adhesives and Materials segment reported a 16 percent increase and 23 percent increase in sales for the second quarter and first six months of 2003, respectively, compared to the same periods last year. An estimated 50 to 55 percent of the incremental sales for the first six months of 2003 was a result of the acquisition of Jackstädt GmbH (“Jackstädt”) in May 2002. Additionally, approximately 30 percent of the incremental sales for the first six months of 2003 was due to the impact of favorable changes in foreign currency exchange rates, while the remaining portion of the increase related to growth in the Roll Materials business as a result of stronger sales in Asia and Eastern Europe and other factors. During the first six months, Jackstädt integration actions reduced headcount by approximately 300 positions, for a total headcount reduction to date of approximately 600 positions. The integration is expected to be completed by the second quarter of 2004.

The Consumer and Converted Products segment reported a 9 percent increase and an 11 percent increase in sales for the second quarter and first six months of 2003, respectively, compared to the same periods last year. Incremental sales for the first six months of 2003 resulted from the acquisitions of RVL Packaging, Inc. (“RVL”) and L&E Packaging (“L&E”) in November 2002. The integration of RVL and L&E is progressing. The impact of favorable changes in foreign currency exchange rates was offset by a decrease in sales in the Office Products business resulting from weak global economic conditions, inventory reductions by superstores and a shift from branded to private label products, as well as decreases in sales in other businesses.

Interest expense was $14.5 million for the second quarter of 2003 and $29.4 million for the first six months of 2003, reflecting higher interest rates following the Company’s refinancing of $400 million of variable short-term borrowings through the issuance of $250 million 10-year and $150 million 30-year Senior Notes in January 2003. In connection with the issuance of the Senior Notes due 2013, the Company settled the forward starting interest swap at a loss of approximately $32.5 million. The loss is currently being amortized over the term of the related debt. Additionally, interest expense increased due to higher debt levels resulting from the acquisitions in 2002. The Company expects interest expense to be in the range of $14 million to $15 million in both the third and fourth quarters of 2003.

The year-to-date effective tax rate decreased to 28 percent for the first six months of 2003. The Company expects the effective tax rate to remain at approximately 28 percent during 2003, due to structural and operational changes, subject to changes in the geographic mix of income.

International operations constitute approximately 50 percent of the Company’s net sales. The Company is exposed to foreign currency exchange rate risk, and changes to foreign currency exchange rates will impact the Company’s financial results.

Weakness in the equity markets and the lower interest rate environment have resulted in adjustments of the 2003 pension

Overview and Outlook (continued)

assumptions, and as a result of these changes, the pension expense for the three and six months ended June 28, 2003 increased approximately $3 million and $5 million, respectively, compared to the same periods last year. Forecasted total pension expense for 2003 is expected to negatively impact pretax operating income by approximately $10 million relative to 2002.

For U.S. pension plans, the 2003 weighted-average assumptions for return on plan assets and discount rate are 9 percent and 7 percent, respectively. For international pension plans, the 2003 weighted-average assumptions for return on plan assets and discount rate are 6.6 percent and 5.5 percent, respectively. For the U.S. and international pension plans combined, the 2003 weighted-average assumptions for return on plan assets and discount rate are 8.1 percent and 6.4 percent, respectively.

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division that it had initiated a criminal investigation into competitive practices in the label stock industry, and that the Department of Justice would issue a subpoena to the Company in connection with the investigation. To date the Company has not received this subpoena. The Company intends to cooperate in the investigation. The Company is a named defendant in purported class actions seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the investigation. The Company is also a named defendant in purported stockholder class actions seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. These matters are reported in Note 13 “Contingencies” to the condensed consolidated financial statements and in Item I. Legal Proceedings herein.

The Company anticipates continued challenges in worldwide economic conditions. As a result, the Company has remained focused on its cost management efforts and productivity improvement initiatives through Six Sigma. In addition to cost reduction, the Company expects sales growth to improve as a result of the Company’s growth acceleration program, which is designed to strengthen sales by developing new products, applications and services. The Company also expects continued growth in emerging markets, particularly in Asia, Latin America and Eastern Europe. These efforts are expanding and are consistent with the Company’s long-term growth initiatives with emphasis on sales growth and increased profitability.

Results of Operations:  For the Quarter

Quarterly sales were $1.19 billion, compared to second quarter 2002 sales of $1.04 billion. An estimated 60 percent of the incremental sales resulted from the acquisitions of Jackstädt in May 2002 and RVL and L&E in November 2002. Additionally, approximately 40 percent of the incremental sales resulted from the favorable impact of foreign currency exchange rates.

Gross profit margin decreased to 31.2 percent for the quarter compared to 32.8 percent for the second quarter of 2002. An estimated 50 percent of the decrease was due to changes in business mix between segments. The Pressure-sensitive Adhesives and Materials segment grew more rapidly than the Consumer and Converted Products segment and has lower gross profit margins. Additionally, an estimated 30 percent of the decrease was a result of several items including transition costs incurred during the quarter associated with the 2002 cost reduction program in the Company’s domestic Office Products business, start-up costs for new manufacturing equipment in Europe, higher raw material costs in Europe and lower fixed cost leverage given lower than anticipated sales. The gross profit margin was also impacted by lower margin sales from the Jackstädt business, which was largely offset by higher than average gross profit margin associated with the RVL and L&E businesses.

Marketing, general and administrative expense, as a percent of sales, was 22.3 percent for the quarter compared to 22.0 percent for the second quarter of 2002. The increase in ratio reflected incremental expenses resulting from the acquisitions of Jackstädt, RVL and L&E during 2002, as well as higher pension, insurance and employee benefit costs and incremental costs associated with growth initiatives during the quarter. Additionally, expenses were negatively impacted by changes in foreign currency exchange rates.

Interest expense increased to $14.5 million for the quarter, compared to $9.7 million a year ago, reflecting higher interest rates following the Company’s refinancing of $400 million of variable short-term borrowings through the issuance of $250 million 10-year and $150 million 30-year Senior Notes in January 2003. Additionally, interest expense increased due to higher debt levels resulting from the acquisitions in 2002.

Other income was approximately $4 million for the quarter, which included a $9 million pre-tax gain from settlement of a

Results of Operations:  For the Quarter (continued)

lawsuit, partially offset by net losses from disposition of fixed assets, asset impairments and costs incurred during the quarter associated with a plant closure as part of the 2002 cost reduction program in the Office Products business.

Income before taxes, as a percent of sales, was 8.0 percent for the quarter compared to 9.9 percent a year ago. The decrease reflects lower gross profit margins, as a percent of sales, higher interest expense, and higher marketing, general and administrative expenses as a percent of sales. The year-to-date effective tax rate decreased to 28 percent in 2003 compared to 30.5 percent in 2002, due to structural and operational changes that are reducing taxes on a global basis, as well as changes in the geographic mix of income.

Income from discontinued operations, reflected net sales of $14.4 million and net income of $1.6 million for the second quarter, compared to net sales of $12.3 million and net income of $1.6 million for the same period last year.

Net income totaled $69.7 million for the quarter compared to $72.2 million in the second quarter of 2002. Net income, as a percent of sales, was 5.8 percent for the second quarter of 2003 and 6.9 percent for the same period last year. Net income per common share and net income per common share, assuming dilution, were both $.70 for the second quarter of 2003, compared to $.73 in the second quarter of 2002.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

	Three Months Ended
(In millions)	June 28, 2003	June 29, 2002
Sales – U.S.	$343.1	$345.3
Sales – International	443.2	327.0
Intrasegment sales	(42.5)	(32.1)

Net sales from continuing operations	$743.8	$640.2
Income from continuing operations before interest and taxes	$54.4	$60.2

The Pressure-sensitive Adhesives and Materials segment reported increased sales and lower income for the second quarter of 2003 compared to the same period last year. Sales increased approximately $104 million or 16 percent to $744 million compared to $640 million in the second quarter of 2002, as a result of higher sales in the international operations, partially offset by lower sales in the domestic operations. International sales, including intrasegment sales, increased approximately $116 million or 36 percent resulting from higher sales in the Roll Materials and Graphics businesses (approximately $105 million) reflecting incremental sales from the May 2002 Jackstädt acquisition (estimated to be $50 million), as well as stronger sales in the Roll Materials business in Asia and Eastern Europe. Included in these increases in international sales was the benefit from favorable changes in foreign currency exchange rates (approximately $50 million). Domestic sales, including intrasegment sales, decreased approximately $2 million or 1 percent reflecting slower market conditions and loss of market share, particularly in the Roll Materials business.

Segment income from operations before interest and taxes decreased approximately $6 million or 10 percent to approximately $54 million compared to the same period last year. Income from domestic operations was flat compared to the same period last year. Income from international operations decreased approximately $6 million or 22 percent due to start-up costs for new manufacturing equipment in Europe and incremental costs related to growth initiatives.

Results of Operations:  For the Quarter (continued)

Consumer and Converted Products:

	Three Months Ended
(In millions)	June 28, 2003	June 29, 2002
Sales – U.S.	$315.3	$315.9
Sales – International	204.1	156.1
Intrasegment sales	(16.1)	(12.0)
Discontinued operations	(14.4)	(12.3)

Net sales from continuing operations	$488.9	$447.7
Income from continuing operations before interest and taxes	$58.9	$63.7

The Consumer and Converted Products segment reported increased sales and lower income for the second quarter of 2003 compared to the same period last year. Sales increased approximately $41 million or 9 percent to $489 million compared to $448 million in the second quarter of 2002 reflecting higher sales in the international operations, while domestic sales were flat from the prior year. Domestic sales, including intrasegment sales, reflected higher sales in the Retail Information Services business due to the incremental sales from the RVL and L&E acquisitions (approximately $18 million), offset by lower sales in the Office Products business (approximately $8 million) and in the Industrial and Automotive businesses (approximately $7 million). The decrease in the Office Products business resulted from weak economic conditions, inventory reductions by superstores and a shift from branded to private label products. International sales, including intrasegment sales, increased approximately $46 million or 32 percent due to increases in the Retail and Information Services business (approximately $44 million) reflecting incremental sales from the RVL and L&E acquisitions, as well as sales growth in the Asian markets. Included in these increases in international sales was the benefit from favorable changes in foreign currency exchange rates (approximately $18 million).

Segment income from operations before interest and taxes decreased approximately $5 million or 8 percent compared to the same period last year. Income from domestic operations decreased by approximately $7 million or 16 percent reflecting incremental costs on growth initiatives, transition costs incurred during the quarter associated with a plant closure as part of the 2002 cost reduction program in the Office Products business and an incremental bad debt write-off resulting from a customer bankruptcy. Income from international operations increased approximately $2 million or 14 percent due to higher sales in the Retail Information Services business and the favorable impact of changes in foreign currency exchange rates, partially offset by incremental costs on growth initiatives.

As discussed above, the Company has signed an agreement to sell its package label converting business in Europe, which was previously reported in the Consumer and Converted Products segment. The results for this business were accounted for as discontinued operations for all periods presented herein.

Results of Operations:  For the Six Months Year-To-Date

Sales for the first six months of 2003 were $2.33 billion, compared to sales in the corresponding period of 2002 of $1.96 billion. An estimated 60 percent of the incremental sales resulted from the acquisitions of Jackstädt in May 2002 and RVL and L&E in November 2002. Additionally, approximately 30 percent of the incremental sales resulted from the favorable impact of foreign currency exchange rates, while the remaining increase resulted from growth in the Roll Materials business as a result of stronger sales in Asia and Eastern Europe and other factors.

Gross profit margin decreased to 31.4 percent for the first six months compared to 33 percent for the first six months of 2002. The decrease reflected transition costs incurred during the first six months of 2003 as part of the 2002 cost reduction program in the Company’s domestic Office Products business, start-up costs for new manufacturing equipment in Europe, higher raw material costs in Europe and lower fixed cost leverage given lower than anticipated sales. The gross profit margin also included lower margin sales from the Jackstädt business which was largely offset by higher than average gross profit margins associated with the RVL and L&E businesses.

Marketing, general and administrative expense, as a percent of sales, for the first six months of 2003 was 22.0 percent compared to 22.1 percent for the first six months of 2002. The ratio decreased due to higher sales, although the absolute amount of expenses increased. The increase in expenses reflected incremental expenses resulting from the acquisitions of

Results of Operations:  For the Six Months Year-To-Date (continued)

Jackstädt, RVL and L&E during 2002, as well as higher pension, insurance and employee benefit costs and incremental costs associated with growth initiatives during the first six months of 2003. Additionally, expenses were negatively impacted by changes in foreign currency exchange rates.

Interest expense increased to $29.4 million for the first six months of 2003, compared to $19.0 million a year ago, reflecting higher interest rates following the Company’s refinancing of $400 million of variable short-term borrowings through the issuance of $250 million 10-year and $150 million 30-year Senior Notes in January 2003. Additionally, interest expense increased due to higher debt levels resulting from the acquisitions in 2002.

Other income was approximately $4 million for the first six months of 2003, which included a $9 million pre-tax gain from settlement of a lawsuit, partially offset by net losses from disposition of fixed assets, asset impairments and costs incurred during the first six months of 2003 associated with a plant closure as part of the 2002 cost reduction program in the Office Products business.

Income before taxes, as a percent of sales, was 8.2 percent for the first six months of 2003 compared to 9.9 percent a year ago. The decrease reflects the lower gross profit margins, as a percent of sales, and higher interest expense, partially offset by lower marketing, general and administrative expenses as a percent of sales. The year-to-date effective tax rate decreased to 28 percent for 2003 compared to 30.5 percent for the first six months of 2002 and 29.5 percent for the full year 2002, due to structural and operational changes that are reducing taxes on a global basis, as well as changes in the geographic mix of income.

Income from discontinued operations, reflected net sales of $29.9 million and net income of $4.0 million for the first six months, compared to net sales of $24.9 million and net income of $3.5 million for the same period last year.

Net income totaled $138.1 million for the first six months of 2003 compared to $135.1 million in the first six months of 2002. Net income, as a percent of sales, was 5.9 percent for the first six months of 2003 and 6.9 percent for the same period last year. Net income per common share for the first six months of 2003 was $1.39 compared to $1.37 for the first six months of 2002. Net income per common share, assuming dilution, was $1.38 for the first six months of 2003 compared to $1.36 for the same period last year.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

	Six Months Ended
(In millions)	June 28, 2003	June 29, 2002
Sales – U.S.	$681.1	$660.6
Sales – International	870.5	593.4
Intrasegment sales	(83.5)	(63.4)

Net sales from continuing operations	$1,468.1	$1,190.6
Income from continuing operations before interest and taxes	$115.0	$111.9

The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for the first six months of 2003 compared to the same period last year. Sales increased approximately $278 million or 23 percent to $1.47 billion compared to $1.19 billion in the first six months of 2002, resulting from higher sales in both the domestic and international operations. Domestic sales, including intrasegment sales, increased approximately $21 million or 3 percent as a result of strong sales in the Roll Materials business (approximately $13 million) reflecting the strength in the premium packaging business, as well as the incremental sales from the Jackstädt acquisition in May 2002. International sales, including intrasegment sales, increased approximately $277 million or 47 percent due to higher sales in the Roll Materials and Graphics businesses (approximately $257 million), reflecting incremental sales from the Jackstädt acquisition (estimated to be $150 million), as well as stronger sales in the Roll Materials business in Asia and Eastern Europe. Included in these increases in international sales was the benefit from favorable changes in foreign currency exchange rates (approximately $78 million).

Segment income from operations before interest and taxes for the first six months of 2003 increased approximately $3 million or 3 percent to approximately $115 million compared to the same period last year. Income from domestic operations increased approximately $7 million or 12 percent due to higher sales in the Roll Materials business. Income from

Results of Operations:  For the Six Months Year-To-Date (continued)

international operations decreased approximately $3 million or 5 percent as a result of start-up costs for new manufacturing equipment in Europe and incremental costs on growth initiatives.

Consumer and Converted Products:

	Six Months Ended
(In millions)	June 28, 2003	June 29, 2002
Sales – U.S.	$614.0	$597.0
Sales – International	394.5	306.4
Intrasegment sales	(31.8)	(23.3)
Discontinued operations	(29.9)	(24.9)

Net sales from continuing operations	$946.8	$855.2
Income from continuing operations before interest and taxes	$124.3	$121.1

The Consumer and Converted Products segment reported increased sales and income for the first six months of 2003 compared to the same period last year. Sales increased approximately $92 million or 11 percent to $947 million compared to $855 million in the first six months of 2002 resulting from higher sales in both the domestic and international operations. Domestic sales, including intrasegment sales, increased approximately $17 million or 3 percent as a result of higher sales in the Retail Information Services business (approximately $38 million), reflecting incremental sales from the RVL and L&E acquisitions in November 2002 and growth from existing businesses. This sales increase was partially offset by declines in the Office Products business (approximately $12 million) reflecting the weak economic conditions impacting end-user demand, inventory reductions by retail superstores and a shift from branded to private label products. International sales, including intrasegment sales, increased approximately $83 million or 30 percent resulting from higher sales in the Retail Information Services business (approximately $83 million) and Office Products business in Europe. The increase in the Retail Information Services business reflected the incremental sales from the RVL and L&E acquisitions, as well as sales growth in the Asian markets. Included in these increases in international sales was the favorable impact of changes in foreign currency exchange rates (approximately $33 million).

Segment income from operations before interest and taxes for the first six months of 2003 increased approximately $3 million or 3 percent compared to the same period last year. Income from domestic operations decreased by approximately $6 million or 7 percent due in part to declines in sales in the Office Products business, as well as transition costs incurred during the first six months associated with a plant closure as part of the 2002 cost reduction program. In addition, decreases in the domestic operations reflected incremental costs on growth initiatives and an incremental bad debt write-off due to a customer bankruptcy. Income from international operations increased approximately $9 million or 24 percent due to higher sales in the Retail Information Services business from the RVL and L&E acquisitions and the favorable impact of changes in foreign currency exchange rates, partially offset by incremental costs on growth initiatives.

As discussed above, the Company has signed an agreement to sell its package label converting business in Europe, which was previously reported in the Consumer and Converted Products segment. The results for this business were accounted for as discontinued operations for all periods presented herein.

Financial Condition

Working capital, as percentage of annualized sales, calculated according to U.S. Generally Accepted Accounting Principles (GAAP), decreased to (.9) percent for the first six months of 2003 from (2.1) percent for the same period last year. Working capital from operations, as a percent of annualized sales, as shown below, decreased to 8.0 percent for the first six months of 2003 from 9.1 percent for the same period last year. Management believes the working capital from operations ratio is a more effective measurement tool to assess the working capital requirements of operations, because it eliminates the impact of fluctuations due to financing activities of the Company. The timing of financing activities is not necessarily related to current operations and would tend to distort the working capital ratio from period to period. The percentage decrease in working capital from operations is due to higher annualized sales (approximately $740 million) and increased balances in accounts payable (approximately $107 million), partially offset by higher balances in the accounts receivable (approximately $49 million) and inventory (approximately $52 million). These increases were due to the impact of changes in foreign currency exchange rates, as well as the impact of the RVL and L&E acquisitions in November 2002.

Financial Condition (continued)

The average number of days sales outstanding in accounts receivable decreased to 61 days compared to 66 days a year ago due to the timing of the Jackstädt acquisition in May 2002 and improved terms with customers.

Working capital from operations consists of:

(In millions)	June 28, 2003	June 29, 2002
(A) Working capital, GAAP (current assets less current liabilities)	$(43.8)	$(81.8)
Reconciling items:
Short-term and current portion of long-term debt	326.9	441.7
Steinbeis obligation (see Note 13)	95.8	—

(B) Working capital from operations	$378.9	$359.9

(C) Annualized sales[1]	$4,714.6	$3,974.2

Working capital, GAAP, as percentage of annualized sales (A) ÷ (C)	(.9)%	(2.1)%

Working capital from operations as a percentage of annualized sales (B) ÷ (C)	8.0%	9.1%

[1]	Year-to-date net sales including sales from discontinued operations multiplied by two.

Net cash flows provided by operating activities were $153.3 million for the first six months of 2003 and $165.1 million for the first six months of 2002. The decrease in net cash flows provided by operating activities was due to reductions in working capital that were achieved in the first six months of 2002, which were not repeated in 2003.

The Company recorded a charge in the fourth quarter of 2002 relating to cost reduction actions. The 2002 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $10.7 million, which consisted of employee severance and related costs for approximately 300 positions worldwide. The positions eliminated included approximately 80 employees in the Pressure-sensitive Adhesives and Materials segment and approximately 220 employees in the Consumer and Converted Products segment. Severance and related costs represent cash paid or to be paid to employees terminated under the program. At the end of the second quarter of 2003, $6.7 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet). At the end of the second quarter of 2003, of the approximately 300 positions affected under these actions, approximately 170 employees (120 employees from the Consumer and Converted Products segment and 50 employees from the Pressure-sensitive Adhesives and Materials segment) had left the Company. The Company expects to complete this cost reduction program during 2003.

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the planned disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of Jackstädt operations, as well as the closure of a plant facility, costs to exit leases and other fixed asset impairments related to other businesses. Approximately 60 percent of the charge related to the integration of Jackstädt. The charge was related entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt. Of the $15.2 million charge, approximately $11.3 million related to asset impairments for property, plant and equipment ($1.3 million for buildings and $10 million for machinery and equipment) and $3.9 million related to lease cancellation costs. The company expects to pay the lease cancellation costs through 2011. The lease contracts extend for a period of up to eight years at which time the accruals for these leases will be fully utilized.

The table below details the lease cancellation cost activity:

(In millions)	June 28, 2003	December 28, 2002
Accrued lease cancellation costs	$3.7	$3.9
Cancellation costs paid	(.3)	(.2)

Accrued lease cancellation costs, end of period	$3.4	$3.7

Financial Condition (continued)

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset impairments of $6.8 million. The positions eliminated included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represented cash paid or to be paid to employees terminated under the program. Asset impairments represented non-cash charges required to reduce the carrying value of assets that were disposed of to net realizable value as of the planned date of disposal. At the end of the second quarter of 2003, $.9 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet), associated with long-term severance contracts, which will be paid through 2004. All amounts related to asset impairments were utilized.

Capital expenditures for the quarter were $62.8 million compared to $20.5 million a year ago. For the first six months of 2003, capital spending totaled $103.7 million compared to $38.0 million a year ago. Capital expenditures for 2003 are expected to be approximately $200 million, compared to $151.8 million in 2002. The Company’s major capital projects this year include two new coaters in the Company’s Roll Materials business in Europe, as well as expansions in China and other parts of Asia. The projected increase in capital expenditures in 2003 is expected to be funded through operating cash flows.

Goodwill, net of accumulated amortization, increased $72.4 million during the first six months of 2003, due to foreign currency impact (approximately $41.4 million), acquired goodwill related to meeting certain performance targets associated with the 2001 acquisition of Dunsirn Industries, Inc. (“Dunsirn”) (approximately $4.4 million) and certain purchase price allocation adjustments for Jackstädt (approximately $22.8 million) and RVL and L&E (approximately $2.6 million).

In the event certain performance targets are met in 2003 and 2004, the Company will be obligated to make additional payments for the RVL acquisition in early 2004 and 2005, respectively. The total amount of these contingent payments is expected to be approximately $2 million to $3 million. In addition, in the event the value of the Company’s common shares falls below the price of the shares issued in relation to the L&E acquisition, during the period from January 1, 2005 through December 31, 2007, the Company may be obligated to pay the difference in value, in the form of cash or common shares. The Dunsirn stock purchase agreement was amended such that the Company made a $1.8 million payment in August 2003 in final settlement of all future performance-related obligations.

During the first six months of 2003, total debt increased approximately $115 million to $1.26 billion from year end 2002. This increase reflected additional borrowings as a result of the seasonality of the Company’s financing needs. Total debt to total capital was 50.3 percent as of the end of the first six months of 2003 and 51.6 percent at year end 2002. The Company maintains adequate financing arrangements, at competitive rates.

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. The obligation of $86.9 million was reclassified from the “Other long-term obligation” to the “Other current liabilities” line in the Condensed Consolidated Balance Sheet during the first quarter of 2003. The amount of this obligation increased to $95.8 million at the end of the second quarter reflecting the impact of changes in foreign currency exchange rates. The obligation is guaranteed by a standby letter of credit and the Company expects to pay the entire obligation in early 2004.

The Company guaranteed approximately $350 million of its foreign subsidiaries’ lines of credit and foreign exchange lines, as well as approximately $16 million of its foreign subsidiaries’ certain obligations to their suppliers as of June 28, 2003.

Shareholders’ equity increased to $1.24 billion from $1.06 billion at year end 2002. During the first six months of 2003, the Company purchased approximately 1,500 shares of common stock at a cost of $.1 million. The market value at June 28, 2003, of shares held in the employee stock benefit trust, after the issuance of shares under the Company’s stock and incentive plans, decreased by $124.5 million to $534.2 million from year end 2002. Dividends paid for the first six months of 2003 totaled $79.6 million compared to $72.5 million a year ago.

Accumulated other comprehensive loss decreased $113.5 million to $91.4 million from $204.9 million at year end 2002 due to a $109.8 million benefit from the change in foreign currency translation during the six month period, as well as a net benefit of $5.7 million resulting from the revaluation of hedging transactions during the quarter, partially offset by a $1.9 million loss on cash flow hedges recognized in earnings during the first six months of 2003. In addition, accumulated

Financial Condition (continued)

other comprehensive loss reflected an unrealized loss of $32.5 million associated with the settlement of the forward starting interest rate swap entered into in connection with the issuance of the $250 million 10-year Senior Notes in January 2003. This unrecognized loss is being amortized over the life of the related debt. The loss recognized during the three and six months ended June 28, 2003 was approximately $.6 million and $1.2 million, respectively. The Company estimates that the amortization expense for this loss will be approximately $2.4 million for 2003.

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

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division that it had initiated a criminal investigation into competitive practices in the label stock industry, and that the Department of Justice would issue a subpoena to the Company in connection with the investigation. To date the Company has not received this subpoena. The Company intends to cooperate in the investigation. The Company is a named defendant in purported class actions seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the investigation. The Company is also named defendant in purported stockholder class actions seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. These matters are reported in Note 13 “Contingencies” to the condensed consolidated financial statements and in Item I. Legal Proceedings herein.

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these matters will not materially affect the Company.

The Company participates in an international receivable financing program with financial institution whereby advances may be requested from the financial institution. All advances are guaranteed by the Company. At June 28, 2003, the Company had guaranteed $1.5 million.

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

Recent Accounting Requirements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer

Recent Accounting Requirements (continued)

classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) used for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” was published. EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 were effective for new arrangements entered after December 31, 2002. The Company’s adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions of this Statement were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has continued to use the intrinsic value method of accounting for stock-based compensation in 2003 in accordance with APB Opinion No. 25. The Company has adopted the disclosure provisions of SFAS No. 148 as presented in Note 7 “Stock-Based Compensation,” of these condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The disclosure provisions of the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this Interpretation were effective during the beginning of fiscal 2003. The adoption of this

Recent Accounting Requirements (continued)

Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-1, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement were effective during the beginning of fiscal 2003. The adoption of SFAS No. 146 will affect the timing of the recognition of future costs associated with exit or disposal activities and will not affect previous charges related to such activities. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 were effective during the beginning of 2003. All other provisions were effective May 16, 2002. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement were effective for new arrangements during the beginning of fiscal 2003. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

Safe Harbor Statement

Except for historical information contained herein, the matters discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “may,” “plan,” “project,” “will,” and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements.

Certain of such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in price and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, fluctuations in pension, insurance and employee benefit costs, successful integration of new acquisitions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings including the U.S. Department of Justice criminal investigation into competitive practices in the label stock industry and any related proceedings pertaining to the subject matter including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure violations pertaining to alleged unlawful competitive practices, which

Safe Harbor Statement (continued)

were filed after the announcement of the investigation, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of Severe Acute Respiratory Syndrome (SARS) on the economy, the Company’s customers and business, and other factors.

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

ITEM 4. – CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in the Company’s headquarters in Pasadena, California. As required by SEC Rule 13a–15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report.

Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are functioning effectively at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 14, 2003, the Company announced that it had been advised that the U.S. Department of Justice was challenging the proposed merger of UPM-Kymmene (“UPM”) and the MACtac division of Bemis Co., Inc. (“Bemis”) on the basis of its belief that in certain aspects of the label stock industry “the competitors have sought to coordinate rather than compete.” The Company also announced that it had been notified that the Department of Justice had initiated a criminal investigation into competitive practices in the label stock industry and that the Department of Justice would issue a subpoena to the Company in connection with the investigation. To date the Company has not received this subpoena.

On April 15, 2003, the Department of Justice filed a complaint in the U.S. District Court for the Northern District of Illinois seeking to enjoin the proposed merger. A copy of the complaint is filed as an exhibit to the Company’s current report on Form 8-K filed April 22, 2003. The complaint, which set forth the Department of Justice’s theory of its case, included references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The complaint asserted that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.”

On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The Court’s decision incorporated a stipulation by the Department of Justice that the paper label industry is competitive.

In connection with the Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough, and Simcic (CEO, President, and Group Vice President – Roll Materials Worldwide, respectively). The Company also expects to cooperate in the pending criminal investigation, and to be called upon to produce documents and perhaps testimony. The Board of Directors has created an ad hoc committee comprised of independent directors to oversee matters pertaining to the investigations or arising out of them.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action seeking treble damages and other relief for alleged unlawful competitive practices against the Company, UPM, Bemis, and certain of their subsidiaries in the United States District Court for the Northern District of Illinois. Eight similar complaints were filed in various federal district courts. The Company is attempting to have all of these cases consolidated into one case before a single federal judge. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) in the United States District Court for the Central District of California. Subsequently, another similar action was filed in the same court. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed a purported class action seeking treble damages and other relief for alleged unlawful competitive practices against the Company, UPM and UPM’s subsidiary Raflatac in the Superior Court for the County of Los Angeles, California. Three similar complaints were filed in various California courts. The Company is attempting to have all these cases coordinated before a single Superior Court judge. The Company intends to defend these matters vigorously.

The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 12: Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1: Philip M. Neal Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2: Daniel R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1: Philip M. Neal Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Daniel R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Registrant filed a current report on Form 8-K on April 15, 2003, providing a copy of a news release commenting on the U.S. Department of Justice’s actions involving the label stock industry.

Registrant filed a current report on Form 8-K on April 22, 2003, providing a copy of a news release relating to its financial results for the quarter ending March 29, 2003, and providing, as an exhibit, the U.S. Department of Justice’s complaint against UPM-Kymmene, Oyj and Bemis Company, Inc.

Registrant filed a current report on Form 8-K on July 22, 2003, providing a copy of a news release relating to its financial results for the quarter ending June 28, 2003.

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

August 7, 2003