Form 10-Q
period 2003-09-27
AVERY DENNISON CORPORATION
filed 2003-11-10
CIK 8818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003.

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

Yes    ☒  No    ☐

Number of shares of $1 par value common stock outstanding as of October 25, 2003: 110,469,810

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2003 FORM 10-Q QUARTERLY REPORT

		Page

PART I.	FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet September 27, 2003 and December 28, 2002	3

	Consolidated Statement of Income Three and Nine Months Ended September 27, 2003 and September 28, 2002	4

	Condensed Consolidated Statement of Cash Flows Nine Months Ended September 27, 2003 and September 28, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Overview and Outlook

	Results of Operations: For the Quarter

	Results of Operations: For the Nine Months Year-to-Date

	Financial Condition

	Recent Accounting Requirements

	Safe Harbor Statement

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits and Reports on Form 8-K	34

	Signatures	35

	Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Dollars in millions)

(Unaudited)

	September 27, 2003	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$31.6	$22.8
Trade accounts receivable, less allowances of $49.2 and $45.9 for 2003 and 2002, respectively	774.6	723.4
Inventories, net	391.4	342.1
Deferred taxes	31.7	25.7
Other current assets	121.7	101.5

Total current assets	1,351.0	1,215.5
Property, plant and equipment	2,427.6	2,255.4
Accumulated depreciation	1,173.3	1,071.0

Property, plant and equipment, net	1,254.3	1,184.4
Goodwill	685.5	618.2
Other intangibles resulting from business acquisitions, net	149.1	147.9
Other assets	519.5	486.4

	$3,959.4	$3,652.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$325.6	$307.0
Accounts payable	485.3	438.6
Other current liabilities	599.6	550.5

Total current liabilities	1,410.5	1,296.1
Long-term debt	891.3	837.2
Non-current deferred taxes and other long-term liabilities	395.8	378.2
Other long-term obligation	—	84.5
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $1 par value; authorized – 400,000,000 shares at September 27, 2003 and December 28, 2002; issued – 124,126,624 shares at September 27, 2003 and December 28, 2002; outstanding – 99,441,376 shares and 99,303,840 shares at September 27, 2003 and December 28, 2002, respectively	124.1	124.1
Capital in excess of par value	643.9	740.2
Retained earnings	1,754.1	1,664.8
Cost of unallocated ESOP shares	(13.6)	(12.2)
Employee stock trusts, 11,028,434 shares at September 27, 2003 and 11,163,451 shares at December 28, 2002	(544.7)	(658.7)
Treasury stock at cost, 13,656,814 shares at September 27, 2003 and 13,659,333 shares at December 28, 2002	(596.8)	(596.9)
Accumulated other comprehensive loss	(105.2)	(204.9)

Total shareholders’ equity	1,261.8	1,056.4

	$3,959.4	$3,652.4

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$1,204.1	$1,101.7	$3,531.5	$3,063.9
Cost of products sold	848.6	753.1	2,446.2	2,068.6

Gross profit	355.5	348.6	1,085.3	995.3
Marketing, general and administrative expense	253.3	237.5	765.9	670.8
Interest expense	13.9	11.9	43.3	30.9
Other (income) expense, net	0.2	15.2	(3.8)	15.2

Income from continuing operations before taxes	88.1	84.0	279.9	278.4
Taxes on income	23.3	22.9	77.0	82.2

Income from continuing operations	64.8	61.1	202.9	196.2
Income from discontinued operations, net of taxes	1.7	2.0	5.7	5.5

Net income	$66.5	$63.1	$208.6	$201.7

Per share amounts:
Income per common share:
Continuing operations	$.65	$.62	$2.04	$2.00
Discontinued operations	.02	.02	.06	.05

Net income	$.67	$.64	$2.10	$2.05

Income per common share, assuming dilution:
Continuing operations	$.65	$.62	$2.03	$1.98
Discontinued operations	.02	.02	.05	.05

Net income	$.67	$.64	$2.08	$2.03

Dividends	$.36	$.33	$1.08	$.99

Average shares outstanding:
Common shares	99.4	98.5	99.4	98.3
Common shares, assuming dilution	100.0	99.3	100.1	99.2

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Operating Activities:
Net income	$208.6	$201.7
Less: income from discontinued operations	5.7	5.4

Income from continuing operations	202.9	196.3
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	104.8	93.1
Amortization	26.0	16.6
Deferred taxes	5.9	4.8
Asset impairment and net loss on sale of assets	3.8	15.2
Changes in assets and liabilities, net of the effect of foreign currency translation, business acquisitions and divestitures	(76.9)	(11.9)

Net cash provided by operating activities from continuing operations	266.5	314.1

Investing Activities:
Purchase of property, plant and equipment	(148.3)	(70.6)
Purchase of software	(15.2)	(14.4)
Proceeds from sale of assets	7.0	9.7
Payments for acquisitions	(9.5)	(220.9)
Other	(4.5)	(10.3)

Net cash used in investing activities of continuing operations	(170.5)	(306.5)

Financing Activities:
Additional borrowings	414.5	404.8
Payments of debt	(398.3)	(319.9)
Dividends paid	(119.3)	(108.7)
Purchase of treasury stock	(0.1)	(5.0)
Proceeds from exercise of stock options, net	2.3	20.3
Other	12.0	11.4

Net cash (used in) provided by financing activities of continuing operations	(88.9)	2.9
Effect of foreign currency translation on cash balances	1.7	(0.7)

Increase in cash and cash equivalents	8.8	9.8
Cash and cash equivalents, beginning of period	22.8	19.1

Cash and cash equivalents, end of period	$31.6	$28.9

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of the Company’s interim results. Certain prior year amounts have been reclassified to conform with the current year presentation. The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company’s 2002 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2002 Annual Report on Form 10-K.

The third quarters of 2003 and 2002 consisted of thirteen-week periods ending September 27, 2003 and September 28, 2002, respectively. The interim results of operations are not necessarily indicative of future financial results.

2.	Acquisitions

In August 2003, the Company made a $1.8 million payment in final settlement of all future performance-related obligations pursuant to the amended stock purchase agreement with the former shareholders of Dunsirn Industries, Inc. (“Dunsirn”). In February 2003, the Company paid an additional $4 million related to meeting certain performance targets included in the 2001 stock purchase agreement with the shareholders of Dunsirn. These payments increased the excess of the cost-basis over the fair value of net tangible assets acquired related to Dunsirn, to approximately $37 million, with the change entirely attributable to goodwill. The operations of Dunsirn are included within the Company’s Pressure-sensitive Adhesives and Materials segment.

On November 5, 2002, the Company acquired 100 percent of RVL Packaging, Inc. (“RVL”), a provider of brand identification products to apparel manufacturers and retailers. RVL designs, markets and distributes woven and printed labels, graphic tags and specialty packaging products. On the same day, the Company also acquired the assets of L&E Packaging (“L&E”), one of RVL’s suppliers. L&E offers a broad range of printing products tailored to the specific needs of the apparel and retail industries. These businesses complement the Company’s previously existing data management and ticketing businesses. The RVL and L&E operations are included in the Company’s Consumer and Converted Products segment and have been included in the Company’s consolidated financial statements as of the acquisition date.

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

The excess of the cost-basis over the fair value of net tangible assets acquired is currently estimated to be approximately $195 million, including goodwill of approximately $173 million and identified amortizable intangible assets of approximately $22 million. This goodwill is not expected to be deductible for U.S. tax purposes. The

2.	Acquisitions (continued)

acquired intangible assets have a weighted-average useful life of sixteen years. These assets include approximately $16 million for customer relationships (nineteen-year weighted-average useful life), approximately $2 million for design intellectual property (three-year weighted-average useful life), and approximately $1 million for other intangibles (three-year weighted-average useful life). Additionally, approximately $2 million for computer software (three-year weighted-average useful life) and approximately $1 million for other intangibles (twelve-year weighted-average useful life) are included in “Other assets” in the Condensed Consolidated Balance Sheet.

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

The Company has recognized certain costs related to exit activities and integration costs attributable to the Jackstädt acquisition. These costs have been recognized as part of the assumed liabilities totaling approximately $25 million, included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. The costs are primarily related to severance costs for involuntary terminations of approximately 560 employees of Jackstädt, which are to be paid through the end of 2004. Also included are lease exit costs, which are expected to be completed in 2003, and costs to terminate contracts with sales agents. At September 27, 2003, approximately $6 million of the $25 million remained accrued. Of the total positions to be eliminated under these actions, approximately 500 employees had left the Company at the end of the third quarter of 2003.

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

2.	Acquisitions (continued)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
(In millions, except per share amounts)
Proforma net sales from continuing operations	$1,204.1	$1,154.9	$3,531.5	$3,419.4

Proforma net income from continuing operations	$64.8	$62.2	$202.9	$199.5

Proforma net income per common share from continuing operations	$.65	$.63	$2.04	$2.02
Proforma net income per common share from continuing operations, assuming dilution	.65	.62	2.03	1.99

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

Changes in the net carrying amount of goodwill from continuing operations for the nine months ended September 27, 2003, by reportable segment, are as follows:

(In millions)	Consumer and Converted Products	Pressure-sensitive Adhesives and Materials	Total
Balance as of December 28, 2002	$325.9	$292.3	$618.2
Goodwill acquired during the period	—	6.3	6.3
Acquisition adjustments	3.8	22.8	26.6
Translation adjustments	9.4	25.0	34.4

Balance as of September 27, 2003	$339.1	$346.4	$685.5

The following table sets forth the Company’s other intangible assets resulting from business acquisitions, at September 27, 2003 and December 28, 2002, which continue to be amortized:

	September 27, 2003			December 28, 2002
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets:
Tradenames and trademarks	$40.5	$16.1	$24.4	$36.6	$11.4	$25.2
Patented and other acquired technology	65.4	12.0	53.4	65.4	9.2	56.2
Customer relationships	78.9	9.6	69.3	70.1	6.1	64.0
Other intangibles	4.3	2.3	2.0	4.0	1.5	2.5

Total	$189.1	$40.0	$149.1	$176.1	$28.2	$147.9

Amortization expense on other intangible assets resulting from business acquisitions was $3.4 million and $9.9 million for the three and nine months ended September 27, 2003, respectively, and $2.8 million and $6.8 million for the three and nine months ended September 28, 2002, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are twelve years for tradenames and trademarks, nineteen years for patented and other acquired technology, twenty-two years for customer relationships, seven years for other intangibles, and

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions (continued)

nineteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and for each of the next four succeeding fiscal years, is expected to be approximately $13 million, $13 million, $13 million, $12 million and $9 million, respectively.

4.	Net Income Per Share

Net income per common share amounts were computed as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
(In millions, except per share amounts)
(A) Income from continuing operations	$64.8	$61.1	$202.9	$196.2
(B) Income from discontinued operations	1.7	2.0	5.7	5.5

(C) Net income available to common shareholders	$66.5	$63.1	$208.6	$201.7

(D) Weighted average number of common shares outstanding	99.4	98.5	99.4	98.3
Additional common shares issuable under employee stock options using the treasury stock method and contingently issuable shares under an acquisition agreement	.6	.8	.7	.9

(E) Weighted average number of common shares outstanding assuming the exercise of stock options	100.0	99.3	100.1	99.2

Income from continuing operations per common share (A) ÷ (D)	$.65	$.62	$2.04	$2.00
Income from discontinued operations per common share (B) ÷ (D)	.02	.02	.06	.05

Net income per common share (C) ÷ (D)	$.67	$.64	$2.10	$2.05

Income from continuing operations per common share, assuming dilution (A) ÷ (E)	$.65	$.62	$2.03	$1.98
Income from discontinued operations per common share, assuming dilution (B) ÷ (E)	.02	.02	.05	.05

Net income per common share, assuming dilution (C) ÷ (E)	$.67	$.64	$2.08	$2.03

Certain employee stock options were not included in the computation of net income per common share, assuming dilution, because these options would not have had a dilutive effect. The number of stock options excluded from the computation were 4.2 million and 3.7 million for the three and nine months ended September 27, 2003, respectively, and .1 million for both the three and nine months ended September 28, 2002.

5.	Discontinued Operations

In October 2003, the Company completed the sale of its package label converting business in Europe, which consisted of two package label converting facilities in Denmark, as well as a package label converting facility in France, to CCL Industries Inc. (“CCL”). Accordingly, the results for this business were accounted for as discontinued operations for all periods presented in the condensed consolidated financial statements. This business was previously reported in the Company’s Consumer and Converted Products segment.

The cash proceeds from the sale were approximately $61 million, from which the Company expects to recognize a gain of approximately $27 million in the fourth quarter of 2003, subject to post-closing adjustments.

5.	Discontinued Operations (continued)

Summarized financial information for discontinued operations is as follows:

Combined Statement of Income

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$14.0	$12.8	$43.9	$37.7
Income before taxes	2.4	2.7	7.9	7.7
Taxes on income	.7	.7	2.2	2.2

Income from discontinued operations, net of taxes	$1.7	$2.0	$5.7	$5.5

Combined Balance Sheet

(In millions)			September 27, 2003	December 28, 2002
Current assets			$16.0	$11.6
Property, plant and equipment, net			15.7	14.8
Goodwill			11.7	10.5
Other assets			4.0	.5
Current liabilities			(7.8)	(6.9)

Net assets held for sale			$39.6	$30.5

6.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability and the gains or losses on the effective portion of cash flow hedges that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income for the three and nine months ended September 27, 2003 was $52.6 million and $308.3 million, respectively. For the three and nine months ended September 28, 2002, total comprehensive income was $12.5 million and $164.9 million, respectively.

The components of accumulated other comprehensive loss, net of tax, were as follows:

(In millions)	September 27, 2003	December 28, 2002
Foreign currency translation adjustment	$(15.4)	$(111.4)
Minimum pension liability	(68.2)	(68.2)
Net loss on derivative instruments designated as cash flow hedging instruments	(21.6)	(25.3)

Total accumulated other comprehensive loss	$(105.2)	$(204.9)

The table below details the cash flow hedging instrument activity in other comprehensive income (loss), net of tax, for the first nine months of 2003:

(In millions)	September 27, 2003
Beginning accumulated derivative loss	$(25.3)
Net loss reclassified to earnings	(2.2)
Net change in the revaluation of hedging transactions	5.9

Ending accumulated derivative loss	$(21.6)

7.	Stock-Based Compensation

The Company’s policy is to price all stock option grants at fair market value on the date of grant. Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is the excess, if

7.	Stock-Based Compensation (Continued)

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

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income, as reported	$66.5	$63.1	$208.6	$201.7
Compensation expense, net of tax	(4.9)	(4.2)	(14.5)	(12.3)

Pro forma net income	$61.6	$58.9	$194.1	$189.4

Earnings per share, as reported	$.67	$.64	$2.10	$2.05
Earnings per share, assuming dilution, as reported	.67	.64	2.08	2.03

Pro forma earnings per share	$.62	$.60	$1.95	$1.93
Pro forma earnings per share, assuming dilution	.62	.59	1.94	1.91

8.	Foreign Currency

Translation of financial statements of subsidiaries operating in hyperinflationary economies and transactions in foreign currencies resulted in a loss of $.6 million and a gain of $.8 million during the three and nine months ended September 27, 2003, respectively. For the three and nine months ended September 28, 2002, the Company recorded losses of $.7 million and $2.8 million, respectively. Operations in hyperinflationary economies consist of the Company’s operations in Turkey for 2003 and 2002.

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

During the three and nine months ended September 27, 2003, the amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not significant. The reclassifications from other comprehensive loss to earnings were net gains of $.3 million and $2.2 million during the three and nine months ended September 27, 2003. The Company expects to reclassify from other comprehensive loss to earnings a loss of approximately $2.6 million over the next twelve months. A loss of approximately $2.7 million related to a net investment hedge was included in the foreign currency translation adjustment reported in accumulated other comprehensive loss during the nine months ended September 28, 2002.

In January 2003, the Company settled a forward starting interest rate swap at a loss of approximately $32.5 million, in connection with the issuance of the Senior Notes due 2013, as described in Note 9 above. The principal amount hedged was $250 million. This unrecognized loss is being amortized over the life of the related debt and was included in the reclassifications to earnings discussed above. The pretax loss recognized during the three and nine months ended September 27, 2003 was approximately $.6 million and $1.8 million, respectively. The Company estimates that the amortization expense for this loss will be approximately $2.4 million for 2003.

11.	Inventories

Inventories from continuing operations consisted of:

(In millions)	September 27, 2003	December 28, 2002
Raw materials	$115.3	$100.9
Work-in-progress	94.4	81.1
Finished goods	198.2	176.8

Inventories at lower of FIFO cost or market (approximates replacement cost)	407.9	358.8
LIFO adjustment	(16.5)	(16.7)

	$391.4	$342.1

12.	Research and Development

Research and development expenses for the three and nine months ended September 27, 2003 were $17.6 million and $54.2 million, respectively. For the three and nine months ended September 28, 2002, research and development expenses were $18.4 million and $53.4 million, respectively.

13.	Contingencies

The Company has been designated by the U.S. Environmental Protection Agency (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at nine waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes that it is unlikely the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.

On April 14, 2003, the Company announced that it had been advised that the U.S. Department of Justice was challenging the proposed merger of UPM-Kymmene (“UPM”) and the MACtac division of Bemis Co., Inc. (“Bemis”) on the basis of its belief that in certain aspects of the label stock industry “the competitors have sought to coordinate rather than compete.” The Company also announced that it had been notified that the U.S. Department of Justice had initiated a criminal investigation into competitive practices in the label stock industry.

On April 15, 2003, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of Illinois seeking to enjoin the proposed merger. The complaint, which set forth the U.S. Department of Justice’s theory of its case, included references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The complaint asserted that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.”

In connection with the U.S. Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough, and Simcic (CEO, President, and Group Vice President – Roll Materials Worldwide, respectively).

13.	Contingencies (continued)

On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The Court’s decision incorporated a stipulation by the U.S. Department of Justice that the paper label industry is competitive.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis, and certain of their subsidiaries, seeking treble damages and other relief for alleged unlawful competitive practices. Ten similar complaints were filed in various federal district courts. The Company is attempting to have all of these cases consolidated into one case before a single federal judge. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed a purported class action in the Superior Court for the County of Los Angeles, California against the Company, UPM and UPM’s subsidiary Raflatac, seeking treble damages and other relief for alleged unlawful competitive practices. Three similar complaints were filed in various California courts. The Company is attempting to have all these cases coordinated before a single Superior Court judge. A further similar complaint has been filed in the Superior Court for Maricopa County, Arizona. The Company intends to defend these matters vigorously.

On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practices in the label stock industry. The Company is cooperating in the investigation, and is producing documents in response to the subpoena.

The Board of Directors has created an ad hoc committee comprised of independent directors to oversee the foregoing matters.

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

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At September 27, 2003, the Company had guaranteed $8.6 million.

The Company guaranteed up to approximately $314 million of its foreign subsidiaries’ lines of credit, as well as approximately $16 million of certain foreign subsidiaries’ obligations to their suppliers as of September 27, 2003.

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. This obligation of $86.9 million was reclassified from “Other long-term obligation” to the “Other current liabilities” line in the Condensed Consolidated Balance Sheet during the first quarter of 2003. The amount of this obligation increased to $93.8 million at the end of the third quarter reflecting the impact of changes in foreign currency exchange rates. The obligation is guaranteed by a standby letter of credit and the Company expects to pay the entire obligation in early 2004.

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

Product warranty liabilities were as follows:

(In millions)	Nine Months Ended September 27, 2003	Year Ended December 28, 2002
Balance at beginning of period	$1.4	$1.3
Accruals for warranties issued	2.2	1.5
Payments	(1.8)	(1.4)

Balance at end of period	$1.8	$1.4

In February 2003, the Company entered into a five-year operating lease on equipment which contains a residual value guarantee of $10.6 million. In the opinion of management, the amount guaranteed will not significantly impact the consolidated financial position and operations of the Company.

14.	Other Income and Expense and Cost Reduction Program

Other income was $3.8 million for the nine months ended September 27, 2003, which included a $9 million pre-tax gain from settlement of a lawsuit during the second quarter of 2003, partially offset by net losses from disposition of fixed assets and asset impairments.

The Company recorded a charge in the fourth quarter of 2002 relating to cost reduction actions. The 2002 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $10.7 million, which consisted of employee severance and related costs for approximately 300 positions worldwide. The positions eliminated included approximately 80 employees in the Pressure-sensitive Adhesives and Materials segment and approximately 220 employees in the Consumer and Converted Products segment. Severance and related costs represent cash paid or to be paid to employees terminated under the program. At the end of the third quarter of 2003, $4.2 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet). At the end of the third quarter of 2003, of the approximate 300 positions affected under these actions, approximately 270 employees (approximately 200 employees from the Consumer and Converted Products segment and approximately 70 employees from the Pressure-sensitive Adhesives and Materials segment) had left the Company. The Company expects to complete this cost reduction program during 2003.

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

14.	Other Income and Expense and Cost Reduction Program (continued)

The table below details the lease cancellation cost activity:

(In millions)	September 27, 2003	December 28, 2002
Accrued lease cancellation costs	$3.7	$3.9
Cancellation costs paid	(.7)	(.2)

Accrued lease cancellation costs, end of period	$3.0	$3.7

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset impairments of $6.8 million. The positions eliminated included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represented cash paid or to be paid to employees terminated under the program. Asset impairments represented non-cash charges required to reduce the carrying value of assets that were disposed of to net realizable value as of the planned date of disposal. At the end of the third quarter of 2003, $.9 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet), associated with long-term severance contracts, which will be paid through the end of 2003. All amounts related to asset impairments were utilized.

15.	Segment Information

Financial information by reportable operating segment is set forth below:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales:
Pressure-sensitive Adhesives and Materials	$756.1	$687.0	$2,224.2	$1,877.6
Consumer and Converted Products	506.1	470.9	1,482.8	1,351.0
Discontinued Operations	(14.0)	(12.8)	(43.9)	(37.7)
Intersegment(1)	(44.1)	(43.4)	(131.6)	(127.0)

Net sales from continuing operations	$1,204.1	$1,101.7	$3,531.5	$3,063.9

Income before taxes(2):
Pressure-sensitive Adhesives and Materials	$55.3	$41.6	$170.3	$153.5
Consumer and Converted Products	60.8	65.5	190.6	191.5
Discontinued Operations	(2.4)	(2.6)	(7.9)	(7.5)
Corporate administrative and research and development expenses	(11.7)	(8.6)	(29.8)	(28.2)
Interest expense	(13.9)	(11.9)	(43.3)	(30.9)

Income from continuing operations before taxes	$88.1	$84.0	$279.9	$278.4

(1)	The majority of intersegment sales represents sales from Pressure-sensitive Adhesives and Materials segment to the Consumer and Converted Products segment.

15.	Segment Information (continued)

(2)	Income before taxes for the three and nine months ended September 28, 2002 included asset impairment charges and lease cancellation costs of $15.2 million, of which the Pressure-sensitive Adhesives and Materials segment recorded $11 million and the Consumer and Converted Products segment recorded $4.2 million.

16.	Recent Accounting Requirements

In August 2003, the consensus of Emerging Issues Task force (EITF) Issue No. 03-4, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan” was published. EITF Issue No. 03-4 addresses whether, for the purpose of applying SFAS No. 87, “Employees Accounting for Pensions,” the cash balance plan should be considered a defined benefit plan or defined contribution plan. The provisions of EITF Issue No. 03-4 will be effective during the fourth quarter of 2003. The adoption of this guidance is not expected to have a significant impact on the Company’s financial results of operations and financial position when effective.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FASB Staff Position No. FAS 150-3, “Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued on November 7, 2003. This FASB Staff Position deferred the effective date for the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period. The other provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 for those provisions effective in the current period has not had a significant impact on the Company’s financial results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) used for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of this Statement were effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement has not had significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” was published. EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 were effective for new arrangements entered after December 31, 2002. The adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The provisions of EITF Issue No. 00-21 were effective in fiscal periods beginning after June 15, 2003. The adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” was issued with an effective date of October 9, 2003.

16.	Recent Accounting Requirements (continued)

This FASB Staff Position deferred the effective date for applying the provisions of Interpretation 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of Interpretation 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003. The adoption of this Interpretation is not expected to have a significant impact on the Company’s financial results of operations and financial position.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement were effective for new restructuring activities subsequent to December 31, 2002. The adoption of SFAS No. 146 will affect the timing of the recognition of future costs associated with exit or disposal activities and will not affect previous charges related to such activities. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses

16.	Recent Accounting Requirements (continued)

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

17.	Subsequent Event

As discussed in Note 5 “Discontinued Operations,” in October 2003, the Company completed the sale of its package label converting business in Europe, which consisted of two package label converting facilities in Denmark, as well as a package label converting facility in France, to CCL. The cash proceeds from the sale were approximately $61 million, from which the Company expects to recognize a gain of approximately $27 million in the fourth quarter of 2003, subject to post-closing adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

The Company’s results from continuing operations for the first nine months of 2003 reflected an approximately 15 percent increase in sales, an approximately 3 percent increase in net income and an approximately 3 percent increase in diluted earnings per share compared to the same period last year. The increase in sales reflected the incremental benefit of the 2002 acquisitions and the favorable impact of changes in foreign currency exchange rates, while the improvements in net income and diluted earnings per share were due to the impact of the charge taken for asset impairments and lease cancellation costs in the third quarter of 2002, which was not repeated in 2003. This period reflected continued weak economic and market conditions affecting many of the Company’s businesses. These results were lower than expected. The Company continues to pursue sales growth and productivity improvement initiatives.

In October 2003, the Company completed the sale of its package label converting business in Europe, which consisted of two package label facilities in Denmark, as well as a package label converting facility in France. The Company expects to recognize a gain related to the sale of approximately $27 million during the fourth quarter. Accordingly, the results for this business were accounted for as discontinued operations for all periods presented in the Company’s condensed consolidated financial statements herein. This business was previously reported in the Company’s Consumer and Converted Products segment.

The succeeding discussions reflect results from the Company’s continuing operations unless otherwise noted.

The Pressure-sensitive Adhesives and Materials segment reported 10 percent and 18 percent increases in sales for the third quarter and first nine months of 2003, respectively, compared to the same periods last year. An estimated 40 to 45 percent of the incremental sales for the first nine months of 2003 was a result of the acquisition of Jackstädt GmbH (“Jackstädt”) in May 2002. Additionally, approximately 35 percent of the incremental sales for the first nine months of 2003 was due to the impact of favorable changes in foreign currency exchange rates, while the remaining portion of the increase related to growth in the Roll Materials business as a result of stronger sales in Asia and Eastern Europe, as well as increased sales in other businesses. Jackstädt integration actions are progressing and are expected to be completed by the end of the second quarter of 2004.

The Consumer and Converted Products segment reported 7 percent and 10 percent increases in sales for the third quarter and first nine months of 2003, respectively, compared to the same periods last year. An estimated 80 percent of the incremental sales for the first nine months of 2003 resulted from the acquisitions of RVL Packaging, Inc. (“RVL”) and L&E Packaging (“L&E”) in November 2002. The impact of favorable changes in foreign currency exchange rates was partially offset by lower sales in the Office Products business, which resulted from weak economic conditions and market share loss.

Interest expense was $13.9 million for the third quarter of 2003 and $43.3 million for the first nine months of 2003, reflecting higher interest rates following the Company’s refinancing of $400 million of variable short-term borrowings through the issuance of $250 million 10-year and $150 million 30-year Senior Notes in January 2003. In connection with the issuance of the Senior Notes due 2013, the Company settled the forward starting interest swap at a loss of approximately $32.5 million. The loss is currently being amortized over the term of the related debt. Additionally, interest expense increased due to higher debt levels resulting from the acquisitions in 2002. The Company expects interest expense to be approximately $14 million in the fourth quarter of 2003.

The year-to-date effective tax rate decreased to 27.5 percent due to the benefit of structural and operational changes and the geographic mix of income. The Company expects the effective tax rate to be 27.5 percent during 2003, subject to changes in the geographic mix of income.

International operations constitute approximately 50 percent of the Company’s net sales. The Company is exposed to foreign currency exchange rate risk, and changes to foreign currency exchange rates will impact the Company’s financial results.

Weakness in the equity markets and the lower interest rate environment have resulted in adjustments of the 2003 pension assumptions, and as a result of these changes, the pension expense for the three and nine months ended September 27, 2003 increased approximately $3 million and $8 million, respectively, compared to the same periods last year. Forecasted total

Overview and Outlook (continued)

pension expense for 2003 is expected to negatively impact pretax operating income by approximately $10 million relative to 2002.

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

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with the investigation. The Company is cooperating in the investigation. The Company is a named defendant in purported class actions seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the investigation. The Company is also a named defendant in purported stockholder class actions seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. These matters are reported in Note 13 “Contingencies” to the condensed consolidated financial statements and in Item I. Legal Proceedings herein.

The Company anticipates continued challenges in economic and market conditions affecting many of its businesses. As a result, the Company remains focused on its cost management efforts. Anticipated cost management actions include headcount reductions at businesses throughout the Company, primarily in North American operations, in the range of 500 to 600 positions, which are expected to provide annualized cost savings of $30 million to $35 million when completed, with expected savings of $20 million to $25 million for 2004. These actions will result in a restructuring charge in the fourth quarter. The Company also anticipates cost savings through the completion of the Jackstädt integration, as well as ongoing Six Sigma and other productivity improvement initiatives over the next twelve months.

The Company expects sales to be favorably impacted as a result of the Company’s growth acceleration program (“Horizons”), which is designed to strengthen sales by developing new products, applications and services. The Horizons program has achieved initial successes from the launch of several new products and has resulted in an estimated incremental $15 million to $20 million of sales to date. The Company also expects continued growth in emerging markets of Asia, Latin America and Eastern Europe. The Company’s fourth quarter and 2004 sales will be negatively impacted by the loss of market share at an Office Products customer, with an annualized impact to sales of approximately $35 million.

Results of Operations: For the Quarter

Quarterly sales were $1.20 billion, compared to third quarter 2002 sales of $1.10 billion. An estimated 30 percent of the incremental sales resulted from the acquisitions of RVL and L&E in November 2002. Additionally, approximately 52 percent of the incremental sales resulted from the favorable impact of foreign currency exchange rates, while the remaining increase resulted from growth in the Roll Materials business as a result of stronger sales in Asia, Latin America and Eastern Europe and other businesses.

Gross profit margin decreased to 29.5 percent for the quarter compared to 31.6 percent for the third quarter of 2002. The decrease was partially due to a more competitive pricing environment, as well as changes in business and product mix within the Company’s operations. Sales in the lower gross profit margin businesses and product lines grew more rapidly than the higher gross profit margin businesses and product lines. The decrease was also a result of higher than normal manufacturing costs in several areas including higher raw material costs due to the weakness of the British Pound Sterling relative to the Euro (approximately $4 million), start-up costs for new manufacturing equipment in Europe (approximately $3 million), unanticipated incremental costs related to back-to-school orders for office products during the quarter (approximately $3 million) and an increase in fixed cost as a percentage of sales (because fixed costs were not reduced commensurate with the declines in sales in several businesses).

Marketing, general and administrative expense, as a percent of sales, was 21.0 percent for the quarter compared to 21.6 percent for the third quarter of 2002. The ratio decreased partially due to increased sales, although the absolute amount of expenses increased. The increase in expenses reflected incremental expenses resulting from the acquisitions of RVL and L&E during 2002, as well as higher pension, insurance and employee benefit costs, legal costs associated with the U.S. Department of Justice investigation

Results of Operations: For the Quarter (continued)

and incremental costs associated with growth initiatives during the quarter. Additionally, expenses were negatively impacted by changes in foreign currency exchange rates.

Interest expense increased to $13.9 million for the quarter, compared to $11.9 million a year ago, reflecting higher interest rates following the Company’s refinancing of $400 million of variable short-term borrowings through the issuance of $250 million 10-year and $150 million 30-year Senior Notes in January 2003. Additionally, interest expense increased due to higher debt levels resulting from the acquisitions in 2002.

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the planned disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of Jackstädt operations, as well as the closure of a plant facility, costs to exit leases and other fixed asset impairments related to other businesses. Approximately 60 percent of the charge related to the integration of Jackstädt. The charge, shown in the “Other (income) expense, net” line in the Consolidated Statement of Income, related entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt. Of the $15.2 million charge, approximately $11.3 million related to asset impairments for property, plant and equipment and $3.9 million related to lease cancellation costs.

Income before taxes, as a percent of sales, was 7.3 percent for the quarter compared to 7.6 percent a year ago. The decrease reflects lower gross profit as a percent of sales and higher interest expense, partially offset by the impact of the asset impairment and lease cancellation charges in the third quarter of 2002, which were not repeated in 2003. The year-to-date effective tax rate decreased to 27.5 percent in 2003 compared to 29.5 percent in 2002, due to the benefit of structural and operational changes and geographic mix of income.

Income from discontinued operations reflected net sales of $14 million and net income of $1.7 million for the third quarter, compared to net sales of $12.8 million and net income of $2 million for the same period last year.

Net income totaled $66.5 million for the quarter compared to $63.1 million in the third quarter of 2002. Net income, as a percent of sales, was 5.5 percent for the third quarter of 2003 and 5.7 percent for the same period last year. Net income per common share and net income per common share, assuming dilution, were both $.67 for the third quarter of 2003, compared to $.64 in the third quarter of 2002.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

	Three Months Ended
(In millions)	September 27, 2003	September 28, 2002
Sales – U.S.	$345.8	$339.7
Sales – International	451.3	374.9
Intrasegment sales	(41.0)	(27.6)

Net sales from continuing operations	$756.1	$687.0
Income from continuing operations before interest and taxes	$55.3	$41.6

The Pressure-sensitive Adhesives and Materials segment reported increased sales and higher income for the third quarter of 2003 compared to the same period last year. Sales increased approximately $69 million or 10 percent to $756 million compared to $687 million in the third quarter of 2002, as a result of higher sales in both the domestic and international operations. International sales, including intrasegment sales, increased approximately $76 million or 20 percent resulting from higher sales in the Roll Materials business (approximately $48 million), Graphics and Reflective businesses (approximately $13 million) and Specialty Tapes business (approximately $8 million). Higher sales in the Roll Materials and Graphics and Reflective businesses were due to continued growth in Asia, Eastern Europe and Latin America, while the increase in the Specialty Tapes business reflected the benefit from new product launches. Included in these increases in international sales was the benefit from favorable changes in foreign currency exchange rates (approximately $43 million). Domestic sales, including intrasegment sales, increased modestly by approximately $6 million or 2 percent reflecting higher sales in the Graphics and Specialty Tapes businesses (approximately $6 million), partially offset by decreases in the Roll Materials business (approximately $4 million) due to slower market conditions and the effect of the loss of market share in the second quarter.

Results of Operations: For the Quarter (continued)

Segment income from operations before interest and taxes for the third quarter of 2003 increased approximately $14 million or 33 percent to approximately $55 million compared to the same period last year. Income from domestic operations was flat compared to the same period last year. The impact of the charge taken for asset impairment and lease cancellation costs in the third quarter of 2002, which was not repeated in 2003, was offset by the lower operating income in the Roll Materials business due to lower sales. Income from international operations increased approximately $14 million or 173 percent reflecting the impact of the charge taken for asset impairment and lease cancellation costs in the third quarter of 2002, which was not repeated in 2003, as well as the higher sales in the Roll Materials, Graphics and Reflective and Specialty Tapes businesses. These increases were partially offset by the start-up costs for new manufacturing equipment in Europe, higher raw material costs due to the weakness of the British Pound Sterling relative to the Euro and incremental costs associated with growth initiatives during 2003. The segment income from operations before interest and taxes was also impacted by the favorable changes in foreign currency exchange rates.

Consumer and Converted Products:

	Three Months Ended
(In millions)	September 27, 2003	September 28, 2002
Sales – U.S.	$330.7	$328.2
Sales – International	188.3	153.7
Intrasegment sales	(12.9)	(11.0)
Discontinued operations	(14.0)	(12.8)

Net sales from continuing operations	$492.1	$458.1
Income from continuing operations before interest and taxes	$58.4	$62.9

The Consumer and Converted Products segment reported increased sales and lower income for the third quarter of 2003 compared to the same period last year. Sales increased approximately $34 million or 7 percent to $492 million compared to $458 million in the third quarter of 2002 reflecting higher sales in both the domestic and international operations. Domestic sales, including intrasegment sales, increased $3 million or 1 percent reflecting higher sales in the Retail Information Services business (approximately $10 million) due to the incremental sales from the RVL and L&E acquisitions, offset by lower sales in the Office Products business (approximately $2 million) and decreases in the Industrial and Automotive businesses (approximately $5 million). The decrease in the Office Products business resulted from weak economic conditions impacting end-user demand and market share loss. International sales, including intrasegment sales, increased approximately $35 million or 23 percent due to increases in the Retail Information Services business (approximately $35 million) reflecting incremental sales from the RVL and L&E acquisitions in November 2002. Included in these increases in international sales was the benefit from favorable changes in foreign currency exchange rates (approximately $14 million).

Segment income from operations before interest and taxes for the third quarter of 2003 decreased approximately $5 million or 7 percent compared to the same period last year. Income from domestic operations decreased by approximately $10 million or 18 percent reflecting decreases in the Office Products business due to competitive pricing, product mix and unanticipated higher manufacturing costs associated with back-to-school orders. In addition, the acquisitions of RVL and L&E had a negative impact on domestic operations due to higher manufacturing costs related to small order quantities. These decreases were partially offset by the impact of the charge taken for asset impairment and lease cancellation costs in third quarter of 2002, which was not repeated in 2003. Income from international operations increased approximately $5 million or 45 percent due to the favorable impact of changes in foreign currency exchange rates and higher sales in the Retail Information Services business related to the acquisitions of RVL and L&E in November 2002, partially offset by incremental costs associated with growth initiatives. In addition, the increase in segment income from operations reflected the impact of the charge taken for asset impairment and lease cancellation costs in 2002, which was not repeated in 2003.

In October 2003, the Company completed the sale of its package label converting business in Europe, which was previously reported in the Consumer and Converted Products segment. The results for this business were accounted for as discontinued operations for all periods presented herein.

Results of Operations: For the Nine Months Year-To-Date

Sales for the first nine months of 2003 were $3.53 billion, compared to sales in the corresponding period of 2002 of $3.06 billion. An estimated 50 to 55 percent of the incremental sales resulted from the acquisitions of Jackstädt in May 2002 and RVL and L&E in November 2002. Additionally, approximately 34 percent of the incremental sales resulted from the favorable impact of foreign currency exchange rates, while the remaining increase resulted from growth in the Roll Materials business as a result of stronger sales in Asia, Latin America and Eastern Europe, as well as growth in the worldwide Graphics and Specialty Tapes businesses.

Gross profit margin decreased to 30.7 percent for the first nine months compared to 32.5 percent for the first nine months of 2002. The decrease was partially due to changes in business and product mix within the Company’s operations. Sales in the lower gross profit margin businesses and product lines grew more rapidly than the higher gross profit margin businesses and product lines. The decrease also reflected a more competitive pricing environment, transition costs incurred during the first nine months of 2003 as part of the 2002 cost reduction program in the Company’s domestic Office Products business (approximately $3 million), start-up costs for new manufacturing equipment in Europe (approximately $5 million), higher raw material costs due to the weakness of the British Pound Sterling relative to the Euro (approximately $5 million), unanticipated incremental costs related to back-to-school orders for office products during the third quarter (approximately $3 million) and an increase in fixed costs, as a percent of sales (because fixed costs were not reduced commensurate with the decline in sales in several businesses).

Marketing, general and administrative expense, as a percent of sales, for the first nine months of 2003 was 21.7 percent compared to 21.9 percent for the first nine months of 2002. The ratio decreased partially due to increased sales, although the absolute amount of expenses increased. The increase in expenses reflected incremental expenses resulting from the acquisitions of Jackstädt, RVL and L&E during 2002, as well as higher pension, insurance and employee benefit costs, legal costs associated with the U.S. Department of Justice investigation and incremental costs associated with growth initiatives during the first nine months of 2003. Additionally, expenses were negatively impacted by changes in foreign currency exchange rates.

Interest expense increased to $43.3 million for the first nine months of 2003, compared to $30.9 million a year ago, reflecting higher interest rates following the Company’s refinancing of $400 million of variable short-term borrowings through the issuance of $250 million 10-year and $150 million 30-year Senior Notes in January 2003. Additionally, interest expense increased due to higher debt levels resulting from the acquisitions in 2002.

Other income was approximately $4 million for the first nine months of 2003, which included a $9 million pre-tax gain from settlement of a lawsuit during the second quarter of 2003, partially offset by net losses from disposition of fixed assets and asset impairments.

In the third quarter of 2002, the Company recorded a $15.2 million pretax charge for the planned disposition of fixed assets (land, buildings, machinery and equipment) and lease cancellation costs associated with the integration of Jackstädt operations, as well as the closure of a plant facility, costs to exit leases and other fixed asset impairments related to other businesses. Approximately 60 percent of the charge related to the integration of Jackstädt. The charge, shown in the “Other (income) expense, net” line in the Consolidated Statement of Income, related entirely to assets and leases owned by the Company prior to the acquisition of Jackstädt. Of the $15.2 million charge, approximately $11.3 million related to asset impairments for property, plant and equipment and $3.9 million related to lease cancellation costs.

Income before taxes, as a percent of sales, was 7.9 percent for the first nine months of 2003 compared to 9.1 percent a year ago. The decrease reflects the lower gross profit as a percent of sales and higher interest expense, partially offset by lower marketing, general and administrative expenses as a percent of sales and the impact of the charge taken for asset impairment and lease cancellation costs from the third quarter of 2002, which was not repeated in 2003. The year-to-date effective tax rate decreased to 27.5 percent for 2003 compared to 29.5 percent for the first nine months of 2002, due to the benefit of structural and operational changes and the geographic mix of income.

Income from discontinued operations, reflected net sales of $43.9 million and net income of $5.7 million for the first nine months, compared to net sales of $37.7 million and net income of $5.5 million for the same period last year.

Results of Operations: For the Nine Months Year-To-Date (continued)

Net income totaled $208.6 million for the first nine months of 2003 compared to $201.7 million in the first nine months of 2002. Net income, as a percent of sales, was 5.9 percent for the first nine months of 2003 and 6.6 percent for the same period last year. Net income per common share for the first nine months of 2003 was $2.10 compared to $2.05 for the first nine months of 2002. Net income per common share, assuming dilution, was $2.08 for the first nine months of 2003 compared to $2.03 for the same period last year.

Results of Operations by Reportable Operating Segment

Pressure-sensitive Adhesives and Materials:

	Nine Months Ended
(In millions)	September 27, 2003	September 28, 2002
Sales – U.S.	$1,026.9	$1,000.3
Sales – International	1,321.8	968.3
Intrasegment sales	(124.5)	(91.0)

Net sales from continuing operations	$2,224.2	$1,877.6
Income from continuing operations before interest and taxes	$170.3	$153.5

The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for the first nine months of 2003 compared to the same period last year. Sales increased approximately $347 million or 18 percent to $2.22 billion compared to $1.88 billion in the first nine months of 2002, resulting from higher sales in both the domestic and international operations. Domestic sales, including intrasegment sales, increased approximately $27 million or 3 percent as a result of higher sales in the Graphics and Specialty Tapes businesses (approximately $13 million) and higher sales in the Roll Materials business (approximately $9 million). International sales, including intrasegment sales, increased approximately $354 million or 37 percent due to higher sales in the Roll Materials business (approximately $252 million) and Graphics and Reflective businesses (approximately $67 million) reflecting incremental sales from the Jackstädt acquisition, as well as stronger sales in the Roll Materials business in Asia, Latin America and Eastern Europe. In addition, the increase in international sales reflected higher sales in the Specialty Tape business (approximately $26 million) reflecting the benefit from new product launches. Included in these increases in international sales was the benefit from favorable changes in foreign currency exchange rates (approximately $121 million).

Segment income from operations before interest and taxes for the first nine months of 2003 increased approximately $17 million or 11 percent to approximately $170 million compared to the same period last year. Income from domestic operations increased approximately $6 million or 6 percent due to higher sales in the Roll Materials, Graphics and Specialty Tapes businesses and the impact of the charge taken for asset impairment and lease cancellations costs from the third quarter of the prior year, which was not repeated in 2003. Income from international operations increased approximately $11 million or 19 percent due to higher sales in the Roll Materials, Graphics and Reflective and Specialty Tapes businesses and the impact of the charge taken for asset impairment and lease cancellation costs from the third quarter of the prior year, which was not repeated in 2003, partially offset by the start-up costs for new manufacturing equipment in Europe, higher raw material costs due to the weakness of the British Pound Sterling relative to the Euro, the favorable impact of changes in foreign currency exchange rates and incremental costs associated with growth initiatives during 2003.

Consumer and Converted Products:

	Nine Months Ended
(In millions)	September 27, 2003	September 28, 2002
Sales – U.S.	$944.7	$925.2
Sales – International	582.8	460.1
Intrasegment sales	(44.7)	(34.3)
Discontinued operations	(43.9)	(37.7)

Net sales from continuing operations	$1,438.9	$1,313.3
Income from continuing operations before interest and taxes	$182.7	$184.0

The Consumer and Converted Products segment reported increased sales and lower income for the first nine months of 2003 compared to the same period last year. Sales increased approximately $126 million or 10 percent to $1.44 billion compared to $1.31 billion in the first nine months of 2002 resulting from higher sales in both the domestic and international operations. Domestic sales, including intrasegment sales, increased approximately $20 million or 2 percent as a result of higher sales in

Results of Operations: For the Nine Months Year-To-Date (continued)

the Retail Information Services business (approximately $48 million), reflecting incremental sales from the RVL and L&E acquisitions in November 2002. This sales increase was partially offset by declines in the Office Products business (approximately $14 million) and Industrial and Automotive businesses (approximately $13 million). Office Products declines reflected the weak economic conditions impacting end-user demand and market share loss. International sales, including intrasegment sales, increased approximately $123 million or 27 percent resulting from higher sales in the Retail Information Services business (approximately $124 million) and Office Products business in Europe (approximately $15 million). The increase in the Retail Information Services business reflected the incremental sales from the RVL and L&E acquisitions, as well as sales growth in the Asian markets. Included in these increases in international sales was the favorable impact of changes in foreign currency exchange rates (approximately $53 million).

Segment income from operations before interest and taxes for the first nine months of 2003 decreased approximately $1 million or 1 percent compared to the same period last year. Income from domestic operations decreased by approximately $15 million or 11 percent due in part to declines in sales in the Office Products business, as well as a more competitive pricing, product mix and transition costs incurred during the first nine months associated with a plant closure as part of the 2002 cost reduction program. In addition, decreases in the domestic operations reflected incremental costs associated with growth initiatives, an incremental bad debt write-off due to a customer bankruptcy during the second quarter of 2003 and unanticipated incremental costs related to the back-to-school orders during the third quarter of 2003. The acquisitions of RVL and L&E had a negative impact on domestic operations due to higher manufacturing costs related to small order quantities. These decreases were partially offset by the impact of the charge taken for asset impairment and lease cancellation costs in the third quarter of 2002, which was not repeated in 2003. Income from international operations increased approximately $14 million or 28 percent due to higher sales in the Retail Information Services business from the RVL and L&E acquisitions, impact of the charge taken for asset impairment and lease cancellation costs from the third quarter of 2002, which was not repeated in 2003, and the favorable impact of changes in foreign currency exchange rates, partially offset by incremental costs associate with growth initiatives.

In October 2003, the Company completed the sale of its package label converting business in Europe, which was previously reported in the Consumer and Converted Products segment. The results for this business were accounted for as discontinued operations for all periods presented herein.

Financial Condition

Working capital, as percentage of annualized sales, calculated according to U.S. Generally Accepted Accounting Principles (GAAP), decreased to (1.4) percent for the first nine months of 2003 from 0.5 percent for the same period last year. Working capital from operations, as a percent of annualized sales, as shown below, increased to 7.5 percent for the first nine months of 2003 from 7.1 percent for the same period last year. Management believes the working capital from operations ratio is a more effective measurement tool to assess the working capital requirements of operations, because it eliminates the impact of fluctuations due to financing activities of the Company. The timing of financing activities is not necessarily related to current operations and would tend to distort the working capital ratio from period to period. The percentage increase in working capital from operations is due to higher annualized sales (approximately $624 million) and increased balances in accounts payable (approximately $99 million), partially offset by higher balances in accounts receivable (approximately $43 million) and inventory (approximately $52 million). These increases were due to the impact of changes in foreign currency exchange rates, as well as the impact of the RVL and L&E acquisitions in November 2002. Additionally, the percentage increase reflected lower balances in hedge liabilities (approximately $32 million) due to the settlement of a forward starting interest swap entered into in connection with the issuance of the $250 million 10-year Senior Notes in January 2003.

The average number of days sales outstanding in accounts receivable decreased to 58.7 days compared to 61 days a year ago due to improved terms with customers, as well as the impact of the Company’s receivable financing programs both domestically and internationally. These programs involve agreements with several financial institutions whereby advances may be requested from the financial institutions. Such advances are guaranteed by the Company.

Financial Condition (continued)

Working capital from operations consists of:

(In millions)	September 27, 2003	September 28, 2002
(A) Working capital, GAAP (current assets less current liabilities)	$(67.7)	$19.4
Reconciling items:
Short-term and current portion of long-term debt	325.6	268.9
Steinbeis obligation (see Note 13)	93.8	—

(B) Working capital from operations	$351.7	$288.3

(C) Annualized sales(1)	$4,708.7	$4,085.2

Working capital, GAAP, as percentage of annualized sales (A) ÷ (C)	(1.4)%	.5%

Working capital from operations as a percentage of annualized sales (B) ÷ (C)	7.5%	7.1%

(1)	Year-to-date net sales excluding sales from discontinued operations multiplied by four-thirds.

Net cash flows provided by operating activities from continuing operations were $266.5 million for the first nine months of 2003 and $314.1 million for the first nine months of 2002. The decrease in net cash flows provided by operating activities was due to changes in working capital balances reflecting decreases in the accounts payable and accrued liabilities balances, partially offset by increases in net income, accounts receivable and inventory balances, as well as the working capital improvement in the Jackstädt operations during the third quarter of 2002.

The Company recorded a charge in the fourth quarter of 2002 relating to cost reduction actions. The 2002 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $10.7 million, which consisted of employee severance and related costs for approximately 300 positions worldwide. The positions eliminated included approximately 80 employees in the Pressure-sensitive Adhesives and Materials segment and approximately 220 employees in the Consumer and Converted Products segment. Severance and related costs represent cash paid or to be paid to employees terminated under the program. At the end of the third quarter of 2003, $4.2 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet). At the end of the third quarter of 2003, of the approximately 300 positions affected under these actions, approximately 270 employees (200 employees from the Consumer and Converted Products segment and 70 employees from the Pressure-sensitive Adhesives and Materials segment) had left the Company. The Company expects to complete this cost reduction program during 2003.

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

The table below details the lease cancellation cost activity:

(In millions)	September 27, 2003	December 28, 2002
Accrued lease cancellation costs Cancellation costs paid	$3.7 (.7)	$3.9 (.2)

Accrued lease cancellation costs, end of period	$3.0	$3.7

Financial Condition (continued)

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset impairments of $6.8 million. The positions eliminated included approximately 170 employees in the Pressure-sensitive Adhesives and Materials segment, 210 employees in the Consumer and Converted Products segment and 20 Corporate employees. Severance and related costs represented cash paid or to be paid to employees terminated under the program. Asset impairments represented non-cash charges required to reduce the carrying value of assets that were disposed of to net realizable value as of the planned date of disposal. At the end of the third quarter of 2003, $.9 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet), associated with long-term severance contracts, which will be paid through 2004. All amounts related to asset impairments were utilized.

Capital expenditures for the quarter were $44.6 million compared to $32.6 million a year ago. For the first nine months of 2003, capital spending totaled $148.3 million compared to $70.6 million a year ago. Capital expenditures for 2003 are expected to be approximately $200 million, compared to $151.8 million in 2002. The Company’s major capital projects this year include two new coaters in the Company’s Roll Materials business in Europe, as well as expansions in China and other regions of Asia. The projected increase in capital expenditures in 2003 is expected to be funded through operating cash flows.

Goodwill increased $67.3 million during the first nine months of 2003, due to foreign currency impact (approximately $34 million ), acquired goodwill related to payments made in August and February due to meeting certain performance targets associated with the 2001 acquisition of Dunsirn Industries, Inc. (“Dunsirn”) (approximately $6 million) and certain purchase price allocation adjustments for Jackstädt (approximately $23 million) and RVL and L&E (approximately $4 million). The Dunsirn stock purchase agreement was amended such that the Company made a $1.8 million payment in August 2003 in final settlement of all future performance-related obligations.

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

During the first nine months of 2003, total debt increased approximately $73 million to $1.22 billion from year end 2002. This increase reflected additional borrowings as a result of the timing of the Company’s financing needs. Total debt to total capital was 49.1 percent as of the end of the first nine months of 2003 and 52.0 percent at year end 2002. The Company maintains adequate financing arrangements, at competitive rates.

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. The obligation of $86.9 million was reclassified from the “Other long-term obligation” to the “Other current liabilities” line in the Condensed Consolidated Balance Sheet during the first quarter of 2003. The amount of this obligation increased to $93.8 million at the end of the third quarter reflecting the impact of changes in foreign currency exchange rates. The obligation is guaranteed by a standby letter of credit and the Company expects to pay the entire obligation in early 2004.

The Company guaranteed up to approximately $314 million of its foreign subsidiaries’ lines of credit and foreign exchange lines, as well as approximately $16 million of certain foreign subsidiaries’ obligations to their suppliers as of September 27, 2003.

Shareholders’ equity increased to $1.26 billion from $1.06 billion at year end 2002. During the first nine months of 2003, the Company purchased approximately 1,500 shares of common stock at a cost of $.1 million. The market value at September 27, 2003 of shares held in the employee stock benefit trust, after the issuance of shares under the Company’s stock and incentive plans, decreased by $114 million to $544.7 million from year end 2002. Dividends paid for the first nine months of 2003 totaled $119.3 million compared to $108.7 million a year ago.

Financial Condition (continued)

Accumulated other comprehensive loss decreased $99.7 million to $105.2 million from $204.9 million at year end 2002 due to a $96 million benefit from the change in foreign currency translation during the nine month period, as well as a net benefit of $5.9 million resulting from the revaluation of hedging transactions during the quarter, partially offset by a $2.2 million loss on cash flow hedges recognized in earnings during the first nine months of 2003. In addition, accumulated other comprehensive loss reflected an unrealized loss of $32.5 million associated with the settlement of the forward starting interest rate swap entered into in connection with the issuance of the $250 million 10-year Senior Notes in January 2003. This unrecognized loss is being amortized over the life of the related debt. The loss recognized during the three and nine months ended September 27, 2003 was approximately $.6 million and $1.8 million, respectively. The Company estimates that the amortization expense for this loss will be approximately $2.4 million for 2003.

The Company has been designated by the U.S. Environmental Protection Agency (EPA) and/or other responsible state agencies as a potentially responsible party (PRP) at nine waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company, and based upon current information, management believes that it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with the investigation. The Company is cooperating in the investigation. The Company is a named defendant in purported class actions seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the investigation. The Company is also a named defendant in purported stockholder class actions seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. These matters are reported in Note 13 “Contingencies” to the condensed consolidated financial statements and in Item I. Legal Proceedings herein.

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these matters will not materially affect the Company.

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At September 27, 2003, the Company had guaranteed $8.6 million.

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

Recent Accounting Requirements

In August 2003, the consensus of Emerging Issues Task force (EITF) Issue No. 03-4, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan” was published. EITF Issue No. 03-4 addresses whether, for the purpose of applying SFAS No. 87, “Employees Accounting for Pensions,” the cash balance plan should be considered a defined benefit plan or defined contribution plan. The provisions of EITF Issue No. 03-4 will be effective during the fourth quarter of 2003. The adoption of this guidance is not expected to have a significant impact on the Company’s financial results of operations and financial position when effective.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FASB Staff Position No. FAS 150-3, “Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued on November 7, 2003. This FASB Staff Position deferred the effective date for the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period. The other provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 for those provisions effective in the current period has not had a significant impact on the Company’s financial results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) used for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of this Statement were effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” was published. EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 were effective for new arrangements entered after December 31, 2002. The adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The provisions of EITF Issue No. 00-21 were effective in fiscal periods beginning after June 15, 2003. The adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” was issued with an effective date of October 9, 2003. This FASB Staff Position deferred the effective date for applying the provisions of Interpretation 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of Interpretation 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003. The adoption of this Interpretation is not expected to have a significant impact on the Company’s financial results of operations and financial position.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement were effective for new restructuring activities subsequent to December 31, 2002. The adoption of SFAS No. 146 will affect the timing of the recognition of future costs associated with exit or disposal activities and will not affect previous charges related to such activities. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

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

Safe Harbor Statement

Except for historical information contained herein, the matters discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “may,” “plan,” “project,” “will,” and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results, performance or achievements of the Company expressed or implied by such forward-looking statements.

Certain of such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in price and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, fluctuations in pension, insurance and employee benefit costs, successful integration of new acquisitions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings including the U.S. Department of Justice criminal investigation into competitive practices in the label stock industry and any related proceedings pertaining to the subject matter including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the investigation, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of Severe Acute Respiratory Syndrome (SARS) on the economy, the Company’s customers and business, and other factors.

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

ITEM 4. – CO NTROLS AND PROCEDURES

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

The Company’s disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in the Company’s headquarters in Pasadena, California. As required by SEC Rule 13a–15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and

ITEM 4. — CO NTROLS AND PROCEDURES (continued)

operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report.

Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are functioning effectively at the reasonable assurance level.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 14, 2003, the Company announced that it had been advised that the U.S. Department of Justice was challenging the proposed merger of UPM-Kymmene (“UPM”) and the MACtac division of Bemis Co., Inc. (“Bemis”) on the basis of its belief that in certain aspects of the label stock industry “the competitors have sought to coordinate rather than compete.” The Company also announced that it had been notified that the Department of Justice had initiated a criminal investigation into competitive practices in the label stock industry.

On April 15, 2003, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of Illinois seeking to enjoin the proposed merger. The complaint, which set forth the U.S. Department of Justice’s theory of its case, included references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The complaint asserted that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.”

In connection with the U.S. Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough, and Simcic (CEO, President, and Group Vice President – Roll Materials Worldwide, respectively).

On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The Court’s decision incorporated a stipulation by the U.S. Department of Justice that the paper label industry is competitive.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis, and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices. Ten similar complaints were filed in various federal district courts. The Company is attempting to have all of these cases consolidated into one case before a single federal judge. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed a purported class action in the Superior Court for the County of Los Angeles, California against the Company, UPM and UPM’s subsidiary Raflatac, seeking treble damages and other relief for alleged unlawful competitive practices. Three similar complaints were filed in various California courts. The Company is attempting to have all these cases coordinated before a single Superior Court judge. A further similar complaint has been filed in the Superior Court for Maricopa County, Arizona. The Company intends to defend these matters vigorously.

On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practice in the label stock industry. The Company is cooperating in the investigation, and is producing documents in response to the subpoena.

The Board of Directors has created an ad hoc committee comprised of independent directors to oversee the foregoing matters.

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

Registrant filed a current report on Form 8-K on August 18, 2003, announcing receipt of a subpoena from the U.S. Department of Justice in connection with its investigation of the label stock industry.

Registrant filed a current report on Form 8-K on October 21, 2003, providing a copy of a news release relating to its financial results for the quarter ending September 27, 2003.

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

November 10, 2003