Form 10-K
period 2003-12-27
AVERY DENNISON CORPORATION
filed 2004-03-11
CIK 8818

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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

The aggregate market value of voting stock held by non-affiliates as of June 27, 2003, was approximately $4,799,798,427.

Number of shares of common stock, $1 par value, outstanding as of February 23, 2004: 110,462,042.

The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended December 27, 2003 (the “2003 Annual Report”)	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 22, 2004 (the “2004 Proxy Statement”)	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS

Avery Dennison Corporation (“Registrant” or “Avery Dennison”) was incorporated in 1977 in the state of Delaware as Avery International Corporation, the successor corporation to a California corporation of the same name which was incorporated in 1946. In 1990, Registrant merged one of its subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became a wholly owned subsidiary of Registrant, and in connection with which Registrant’s name was changed to Avery Dennison Corporation.

The business of Avery Dennison and its subsidiaries (Avery Dennison and its subsidiaries are sometimes hereinafter referred to as the “Company”) includes the production of pressure-sensitive adhesives and materials and the production of consumer and converted products. Some pressure-sensitive adhesives and materials are “converted” into labels and other products through embossing, printing, stamping and die-cutting, and some are sold in unconverted form as base materials, tapes and reflective sheeting. The Company also manufactures and sells a variety of consumer and converted products and other items not involving pressure-sensitive components, such as notebooks, three-ring binders, organizing systems, markers, fasteners, business forms, reflective highway safety products, as well as tickets, tags, labels, and imprinting equipment for retail and apparel manufacturers.

A pressure-sensitive, or self adhesive, material is one that adheres to a surface by press-on contact. It generally consists of four elements: face material, which may include paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces, and which can also serve as the carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive, and the label or other face material is pressed or rolled into place.

Self-adhesive materials may initially cost more than materials using heat or moisture activated adhesives, but the use of self-adhesive materials often provides cost savings because of their easy and instant application, without the need for adhesive activation. They also provide consistent and versatile adhesion, minimum adhesive deterioration and are available in a large selection of materials in nearly any size, shape or color.

International operations constitute a significant portion of the Company’s business and represent approximately 50 percent of the Company’s sales. In addition, the Company continues to expand its operations in Asia, Latin America and Eastern Europe. As of December 27, 2003, the Company manufactured and sold its products from approximately 275 sales offices and distribution and manufacturing facilities located in 44 countries, and employed approximately 20,300 persons worldwide.

In October 2003, the Company completed the sale of its package label converting business in Europe, which consisted of two package label converting facilities in Denmark, as well as a package label converting facility in France, to CCL Industries Inc. The results from this business, which was previously reported in the Company’s Consumer and Converted Products segment, have been accounted for as discontinued operations for all periods presented in the Company’s Consolidated Financial Statements.

The Company is subject to certain risks referred to in Exhibit 99.1 hereto, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuations, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings, and the availability and pricing of raw materials.

Except as set forth below, no material part of the Company’s business is dependent upon a single customer or a few customers. However, sales and related accounts receivable of the Company’s U.S. consumer products business are concentrated in a small number of major customers, principally discount office products superstores, mass marketers and distributors (see Note 6 in the Notes to Consolidated Financial Statements beginning on page 63 of the 2003 Annual Report, which is incorporated by reference). United States export sales are not a significant part of the Company’s business. Backlogs are not considered material in the industries in which the Company competes.

Corporate Governance and Available Information Related to SEC Filings

Avery Dennison’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge by way of a third-party hyperlink service through the Company’s website, www.averydennison.com (in the “Investors” section), as soon as reasonably practical after electronic filing or furnishing of such material with the SEC. In addition, Avery Dennison makes available at the website its (i) Corporate Governance Guidelines, (ii) Code of Ethics and Business Conduct, which applies to its directors and all employees, (iii) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (iv) the charters of the Audit, Compensation and Executive Personnel, and Nominating and Governance Committees of its Board of Directors, and (v) Audit Committee Complaint Handling Procedures. These materials are also available free of charge in print to stockholders who request them by writing to: Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103. The Company’s website address provided herein is not intended to function as a hyperlink and the information on the Company’s website is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

The Board has designated Frank V. Cahouet as its presiding director to preside at executive sessions of the Board. During 2003, the Board held two executive sessions with non-management directors only during regularly scheduled Board meetings. Stockholders and other interested parties may write to Mr. Cahouet concerning matters other than accounting and auditing matters c/o Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103. Stockholders may also write to Kent Kresa, Chairman of the Audit Committee, regarding accounting and auditing matters c/o Secretary at the same address.

Pressure-sensitive Adhesives and Materials Segment

The Pressure-sensitive Adhesives and Materials segment manufactures and sells Fasson-, JAC- and Avery Dennison-brand pressure-sensitive base materials, specialty tapes, graphic films, reflective highway safety products, and performance polymers. Base materials consist primarily of papers, plastic films, metal foils and fabrics, which are primed and coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. The business of this segment is generally not seasonal, except for certain highway safety products.

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

Specialty tape products are single- and double-coated tapes and adhesive transfer tapes for use in non-mechanical fastening systems in various industries and are sold to industrial and medical converters, original equipment manufacturers and consumer disposables producers (diaper tapes) worldwide.

Graphic products consist of a variety of films and other products sold to the worldwide automotive, architectural, commercial sign, digital printing, and other related markets. The Company also sells durable cast and reflective films to the construction, automotive, fleet transportation, sign and industrial equipment markets, and reflective films and highway safety products for traffic and safety applications. In addition, the Company sells specialty print-receptive films to the industrial label market, metallic dispersion products to the packaging industry and proprietary woodgrain film laminates for housing exteriors and automotive applications. The Company’s graphics businesses are organized on a worldwide basis to serve the expanding commercial graphic arts market, including wide-format digital printing applications. The Company also manufactures and sells proprietary films that are used for outdoor, weather resistant applications.

Performance polymers products include a range of solvent- and emulsion-based acrylic polymer adhesives, top coats, protective coatings and other polymer additives for internal use, as well as for sale to other companies.

In this segment, the Company competes, both domestically and internationally, with a number of medium to large firms. Entry of competitors into the field of pressure-sensitive adhesives and materials may be limited by capital requirements and a need for technical knowledge. The Company believes that its ability to serve its customers with a broad line of quality products and service programs, its distribution and brand strength, and the development and commercialization of new products are among the more significant factors in developing and maintaining its competitive position.

Consumer and Converted Products Segment

The Consumer and Converted Products segment manufactures and sells a wide range of Avery-brand consumer products, custom label products, high performance specialty films and labels, automotive applications, and tickets, tags, labels and fasteners for the retail apparel industry. The business of this segment is generally not seasonal, except for certain consumer products sold during the back-to-school season.

The Company’s principal consumer products are generally sold worldwide through wholesalers and dealers, mass market channels of distribution and superstores. The Company manufactures and sells a wide range of Avery-brand products for home, school and office uses, including copier, ink-jet and laser printer labels, related computer software, presentation and organizing systems, ink-jet and laser printer card and index products, data-processing labels, binder and presentation dividers, three-ring binders, sheet protectors, and various vinyl and heat-sealed products. A wide range of other stationery products is offered, including writing instruments, markers, adhesives and specialty products under brand names such as Avery, Stabilo, Marks-A-Lot, HI-LITER and Index Maker. The extent of product offerings varies by geographic market. Operations in Europe distribute a broad range of these types of products under the Avery and Zweckform brands. Operations in Latin America and Asia Pacific have been established to market and distribute the Avery-brand line of stock self-adhesive products, including copier, ink-jet and laser labels and related software, laser printed card products and other unprinted labels.

Custom label products in North America primarily consist of custom pressure-sensitive and heat-seal labels for the automotive and durable goods industries and custom pressure-sensitive labels and specialty combination products for the electronic data-processing market. These products are sold directly to manufacturers, packagers and retailers, as well as through international subsidiaries and distributors.

The Company designs, fabricates and sells a wide variety of tags and labels, including graphic and bar-coded tags and labels, and a line of machines for imprinting, dispensing and attaching preprinted roll tags and labels. The machine products are generally designed for use with tags and labels as a complete system. The Company also designs, assembles and sells labeling systems for integration into a customer’s shipping and receiving operations. Principal markets include retail apparel identification, industrial products identification, and tracking and control applications principally in North America, Europe and Asia Pacific. Fastener products include plastic tying and attaching products for apparel, retail and industrial users.

The Company also manufactures and sells self-adhesive battery labels to battery manufacturers, and self-adhesive stamps to the postal service in the U.S. The Company is an integrated supplier of adhesive coating, security printing and converting technologies for postage stamp production. Specialty automotive films products are used for interior and exterior vehicle finishes and identification. Other products include pressure-sensitive sheeted and die-cut papers and films, which are sold through distributors.

In this segment, the Company competes, both domestically and internationally, with a number of small to large firms (among the principal competitors are Esselte and Fortune Brands, Inc.). The Company believes that its ability to serve its customers with an extensive product line, its distribution and brand strength, its ability to develop and to commercialize new products, and its diverse technical foundation, including electronic imprinting systems, are among the more significant factors in developing and maintaining its competitive position.

Research and Development

Many of the Company’s current products are the result of its own research and development efforts. The Company expended $74.8 million, $74.5 million and $69.9 million, in 2003, 2002 and 2001, respectively, on research-related activities by operating units and the Avery Research Center (the “Research Center”), located in Pasadena, California. A significant number of the Company’s research and development activities are conducted at the Research Center. Much of the effort of the Research Center applies to both of the Company’s operating segments.

The operating units’ research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with customers. The Research Center supports the operating units’ patent and product development work, and focuses on research and development in new adhesives, materials and coating processes, as well as new product applications and ventures. Research and development often focuses on projects affecting both operating segments in areas such as printing and coating technologies, and adhesive, release and ink chemistries.

The loss of individual patents or licenses would not be material to the business of the Company taken as a whole, nor to either one of the Company’s operating segments. The Company’s principal trademarks are Avery, Fasson and Avery Dennison. These trademarks are significant in the markets in which the Company’s products compete.

Three-Year Summary of Segment Information

The Business Segment Information and financial information by geographical areas of the Company’s operations for the three years ended December 27, 2003, which appear in Note 13 in the Notes to Consolidated Financial Statements on pages 73 and 74 of the 2003 Annual Report, are incorporated herein by reference.

Other Matters

The raw materials used by the Company are primarily paper, plastic and specialty polymers, which are purchased from a variety of commercial and industrial sources and are subject to pricing fluctuations. Although from time to time shortages could occur, these raw materials currently are generally available.

At present, the Company produces a majority of its self-adhesive materials using water-based emulsion and hot-melt adhesive technologies. However, a portion of the Company’s manufacturing process for self-adhesive materials utilizes certain organic solvents which, unless controlled, would be emitted into the atmosphere. Emissions of these substances are regulated by agencies of federal, state, local and foreign governments. The Company invests in solvent capture and control units, as well as solvent-free systems to regulate emissions, in connection with the acquisition of new manufacturing equipment and facilities.

The Company has developed adhesives and adhesive processing systems. Emulsion adhesives, hot-melt adhesives or solventless silicone systems have been installed in the Company’s facilities in Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; Quakertown, Pennsylvania; Rodange, Luxembourg; Turnhout, Belgium; Hazerswoude, the Netherlands; Cramlington, England; and Gotha, Germany, as well as other plants in the United States, Argentina, Australia, Brazil, China, Colombia, France, Germany, India, Korea, and Thailand.

Based on current information, the Company does not believe that the costs of complying with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, consolidated financial position and results of operations of the Company.

For information regarding the Company’s potential responsibility for cleanup costs at certain hazardous waste sites, see “Legal Proceedings” (Part I, Item 3) and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (Part II, Item 7).

Item 2.	PROPERTIES

At December 27, 2003, the Company operated approximately 34 principal manufacturing facilities in excess of 100,000 square feet and totaling approximately 5 million square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:

Pressure-sensitive Adhesives and Materials Segment

Domestic—	Peachtree City, Georgia; Greenfield, Fort Wayne, Lowell, and Schererville, Indiana; Fairport Harbor, Mentor and Painesville Ohio; Quakertown, Pennsylvania; and Neenah, Wisconsin.

Foreign—	Melbourne, Australia; Turnhout, Belgium; Vinhedo, Brazil; Ajax, Canada; Kunshan, China; Champ-sur-Drac and Valenciennes, France; Gotha and Schwelm, Germany; Bomporto, Italy; Rodange, Luxembourg; Johannesburg, South Africa; Rayong, Thailand; Hazerswoude, the Netherlands and Cramlington, United Kingdom.

Consumer and Converted Products Segment

Domestic—	Flowery Branch, Georgia; Chicopee and Fitchburg, Massachusetts; Meridian, Mississippi; Strongsville, Ohio; and Clinton, South Carolina.

Foreign—	Hong Kong, China; and Juarez and Tijuana, Mexico.

In addition to the Company’s principal manufacturing facilities described above, the Company’s other principal facilities include its corporate headquarters facility and research center in Pasadena, California, and offices located in Brea, California; Leiden, the Netherlands; Concord, Ohio; Framingham, Massachusetts; Wuppertal, Germany; and Zug, Switzerland.

All of the Company’s principal properties identified above are owned except the facilities in Brea, California; Juarez, Mexico; and Zug, Switzerland, which are leased.

All of the buildings comprising the facilities identified above were constructed after 1954. All buildings owned or leased are well maintained and of sound construction, and are considered suitable and generally adequate for the Company’s present needs. The Company expands production capacity and provides facilities as needed to meet increased demand. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. The Company knows of no material defects in title to, or significant encumbrances on its properties except for certain mortgage liens.

Item 3.	LEGAL PROCEEDINGS

The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at eleven waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of the loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes that it is unlikely that final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.

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

On April 15, 2003, the U.S. Department of Justice filed a complaint in the United States District Court for the Northern District of Illinois seeking to enjoin the proposed merger (“DOJ Merger Complaint”). The complaint, which set forth the U.S. Department of Justice’s theory of its case, included references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The complaint asserted that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.”

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

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis, and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the Court appointed a lead plaintiff and approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to Court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. Recently, plaintiffs’ counsel has proposed that the consolidated action be stayed pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. There has been no discovery or other activity in the case and no trial date has been set. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed a purported class action in the Superior Court for the County of Los Angeles, California against the Company, UPM and UPM’s subsidiary Raflatac, seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. The Company is attempting to have all these cases coordinated before a single Superior Court judge. A further similar complaint has been filed in the Superior Court for Maricopa County, Arizona. The Company intends to defend these matters vigorously.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

Name	Age	Served as Executive Officer since	Former Positions and Offices with Avery Dennison
Philip M. Neal Chairman and Chief Executive Officer (also Director of Avery Dennison)	63	January 1974	1998-2000	President and Chief Executive Officer

Dean A. Scarborough President and Chief Operating Officer (also Director of Avery Dennison)	48	August 1997	1997-1999	Group V.P., Fasson Roll North America and Europe
			1999-2000	Group V.P., Fasson Roll Worldwide

Robert G. van Schoonenberg Executive Vice President, General Counsel and Secretary	57	December 1981	1997-2000	S.V.P., General Counsel and Secretary

Daniel R. O’Bryant Senior Vice President, Finance and Chief Financial Officer	46	January 2001	1997-1999	General Manager, Business Forms Division, Fasson Roll N.A.
			1999-2000	V.P. and General Manager, Product Identification Division, Fasson Roll N.A.
			2000-2001	V.P. and General Manager, Fasson Roll N.A.

Diane B. Dixon Senior Vice President, Worldwide Communications and Advertising	52	December 1985	1997-2000	V.P., Worldwide Communications and Advertising

Robert M. Malchione Senior Vice President, Corporate Strategy and Technology	46	August 2000	1997-2000	V.P., Boston Consulting Group(2)
			2000-2001	S.V.P., Corporate Strategy

Karyn E. Rodriguez Vice President and Treasurer	44	June 2001	1997-1999	Director, Corporate Finance and Investments
			1999-2001	Assistant Treasurer, Corporate Finance and Investments

Michael A. Skovran Vice President and Controller	45	January 2002	1998-2001	V.P., Finance, Worldwide Office Products

Christian A. Simcic Group Vice President, Roll Materials Worldwide	47	May 2000	1997-2000	V.P. and Managing Director, Asia Pacific

Timothy S. Clyde Group Vice President, Office Products Worldwide	41	February 2001	1998-1999	General Manager, OF&P Division, Office Products N.A.
			1999-2000	V.P. and General Manager OF&P Division, Office Products N.A.
			2000-2001	V.P. and General Manager Office Products N.A.

(1)	All officers are elected to serve a one-year term and until their successors are elected and qualify.
(2)	Business experience during past 5 years prior to service with Registrant.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information called for by this item appears on page 78 of Avery Dennison’s 2003 Annual Report and on page 12 of the 2004 Proxy Statement, and is incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

Selected financial data for each of Avery Dennison’s last five fiscal years appears on page 26 of Avery Dennison’s 2003 Annual Report and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

OVERVIEW AND OUTLOOK

The Company’s sales from continuing operations in 2003 increased 15 percent compared to 2002 to $4.76 billion, primarily due to incremental sales from acquisitions completed in 2002 and the benefit of foreign currency translation. Net income and diluted earnings per share increased by 4 percent and 3 percent, respectively, including the impact of charges taken in both 2003 and 2002 related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures (see Productivity Improvement Programs below), as well as a gain on the sale of the Company’s European package label converting business in 2003. The slower rate of growth in earnings compared to sales was due to a decline in the Company’s gross profit margin (see “Analysis of Results of Operations” below).

The year 2003 was characterized by weak industrial and consumer demand in many of the Company’s businesses. Core unit volumes grew an estimated 4 percent in 2003, compared to an estimated 7 percent to 8 percent in 2002. (Core unit volume growth is a measure of sales performance that excludes the estimated impact of acquisitions, divestitures, changes in product mix and pricing, and currency translation. Management uses this measure to evaluate underlying demand for the Company’s products and services, and to assess sales trends over time.) The year 2003 was particularly challenging for the Company’s office products business, where sales declined during the year, due to weak end-user demand. In the fourth quarter, the office products business began to reflect the impact of an estimated $35 million loss in annualized sales related to one major customer. In addition, weak underlying demand in the Company’s North American and Western European markets created a difficult pricing environment for several of the Company’s businesses. In Europe, for example, the roll materials business was unable to secure adequate price increases to offset the negative margin impact of the British Pound (“GBP”) weakening relative to the Euro.

In the fourth quarter, the Company experienced an acceleration of the rate of growth in ongoing unit volumes compared to the rate of growth experienced in the preceding three quarters, which resulted in better than expected net sales and net income for the quarter. This acceleration in growth was experienced in most of the Company’s businesses and geographic regions in which it competes. The Company believes that this improvement in underlying demand reflected the generally improving economic and market conditions affecting the Company’s businesses, as well as the success of the Company’s growth initiatives, discussed below.

Acquisitions and Divestitures

During 2003, the Company continued to integrate the operations of the 2002 acquisitions of Jackstädt GmbH (“Jackstädt”), RVL Packaging, Inc. (“RVL”) and L&E Packaging (“L&E”) into the Company’s existing businesses. The Jackstädt integration actions included facility closures and headcount reductions, as well as the addition of new manufacturing capacity in the roll materials business in Europe, to support the consolidation of the Company’s operations in that region. The Company expects to complete these integration actions in 2004.

In October 2003, the Company completed the sale of its package label converting business in Europe, which consisted of two package label converting facilities in Denmark and a package label converting facility in France, which combined represented approximately $50 million in sales in 2002. In the fourth quarter, the Company recognized a $19.7 million after-tax gain related to this sale. The results from this business, which was previously reported in the Company’s Consumer and Converted Products segment, have been accounted for as discontinued operations for all periods presented in the Company’s Consolidated Financial Statements.

In general, the discussions which follow reflect summary results from the Company’s continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

Summary Results by Operating Segment

The Pressure-sensitive Adhesives and Materials segment reported a 17 percent increase in sales in 2003 compared to 2002. An estimated 30 to 35 percent of the incremental sales for 2003 were a result of the acquisition of Jackstädt in May 2002. Approximately 45 percent of the incremental sales in 2003 were due to the favorable impact of foreign currency translation. The remaining 20 to 25 percent of the incremental sales were attributable to growth in the roll materials business, primarily due to stronger sales in Asia, Latin America, and Eastern Europe, as well as increased sales in other businesses. Operating income (operating income refers to income before interest and taxes) for this segment increased approximately $12 million or 6 percent compared to 2002. Operating income reflected a charge of approximately $13 million in 2003 compared to approximately $22 million in 2002, related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures. Operating income for this segment also reflected higher sales, partially offset by a more competitive pricing environment, start-up costs for new manufacturing equipment in Europe and the incremental costs associated with growth initiatives in 2003.

The Consumer and Converted Products segment reported a 10 percent increase in sales in 2003 compared to 2002. An estimated 65 percent of the incremental sales for 2003 resulted from the acquisitions of RVL and L&E in November 2002, partially offset by a reduction in sales from divested lines of business during the first quarter of 2003 and in late 2002. The balance of the incremental sales reflected the favorable impact of foreign currency translation. Operating income for this segment decreased approximately $10 million or 4 percent compared to 2002. The operating income reflected a charge of approximately $22 million in 2003 compared to approximately $10 million in 2002, related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures. Operating income for this segment also reflected higher sales, offset by the impact of a more competitive pricing environment and negative product mix in the office products business, as well as higher manufacturing costs related to a reduction in the average order size in the retail information services business, unanticipated incremental costs related to back-to-school orders for office products during the third quarter and the incremental costs associated with growth initiatives in 2003.

Sales Growth by Region

Sales increased an estimated 1 percent in the U.S., an estimated 15 percent in Asia, an estimated 15 percent in Latin America and an estimated 4 percent in Europe, excluding the impact of acquisitions, divestitures, and foreign currency translation.

Impact of Currency Exchange Rates

International operations constitute approximately 50 percent of the Company’s net sales. As a result, the Company is exposed to foreign currency exchange rate risk, and changes to foreign currency exchange rates will impact the Company’s financial results. As previously noted, in 2003, the Company benefited from foreign currency translation, particularly from the strengthening of the Euro against the U.S. dollar, representing approximately $235 million of growth in net sales compared to 2002. The benefit of currency translation added approximately $0.14 to diluted earnings per share in 2003, which was partially offset by the reduction in operating margin associated with the weakening of the GBP relative to the Euro. Specifically, operating margin for products sold in the U.K. declined since selling prices were GBP-denominated, while raw materials were Euro-denominated.

Growth Initiatives

In 2003, the Company implemented a growth acceleration program (“Horizons”), which is designed to strengthen sales by developing new products, applications and services. By the end of 2003, the Horizons program had generated estimated incremental sales of $50 million on an annualized basis. The Company expects continued success from this initiative in 2004 and beyond.

During 2003, the Company invested in other ongoing growth initiatives. In particular, the Company continued to expand its presence in the emerging markets of Asia, Latin America and Eastern Europe. These markets represented approximately 15 percent of the Company’s total sales in 2003, excluding the effects of foreign currency translation and acquisitions. Product-based, long-term growth initiatives include, among others, a new line of photo identification badges that provide organizations with an easy-to-use system to log in and track visitors, heat-activated permanent care labels for the apparel market, and radio-frequency identification (“RFID”) labels and label material.

Productivity Improvement Programs

The Company remains focused on its cost management efforts. In 2002, the Company recorded charges totaling $32.1 million for cost reduction programs and the reorganization of manufacturing and administrative facilities of the Company. The charges included employee severance and related costs for approximately 300 employees worldwide, as well as charges related to the disposition of fixed assets.

In the fourth quarter of 2003, the Company announced cost reduction actions associated with productivity improvement initiatives, as well as its ongoing integration of the Jackstädt acquisition. The Company recorded charges related to these actions totaling $34.3 million in the fourth quarter of 2003 for severance, impairment and planned disposition of property, plant and equipment, lease cancellation costs and net losses associated with several product line divestitures (see “Analysis of Results of Operations” discussed below). The productivity improvement initiatives included headcount reductions of approximately 420 positions, with approximately half from the office products business. These headcount reductions are anticipated to yield annualized savings of approximately $25 million to $30 million when completed by the end of 2004. In addition, the Jackstädt integration actions included headcount reductions of 110 positions.

The completion of the Jackstädt integration in 2004 includes a further headcount reduction of approximately 500 positions. Final restructuring charges associated with these actions, in the range of $30 million to $35 million, are expected to be recognized during the first half of 2004. These actions are anticipated to result in annualized savings of approximately $25 million to $30 million, which the Company expects to begin realizing in the second half of 2004.

In addition to these cost reduction actions, the Company expects continued profitability improvement from its ongoing Six Sigma efforts, a program designed to improve productivity and quality, and other productivity initiatives.

Operating Expenses, Interest and Taxes

Marketing, general and administrative expenses increased 14 percent to $1.03 billion in 2003 compared to $905.2 million in 2002, reflecting the impact of the 2002 acquisitions, foreign currency translation, and incremental costs associated with growth initiatives.

In addition, insurance and employee benefit costs (including pension expense, discussed below) increased by approximately $15 million in 2003 compared to 2002, while legal costs associated with the U.S. Department of Justice’s investigation of the label stock industry and related matters were approximately $4 million in 2003.

Weakness in the equity markets during 2002 and the lower interest rate environment resulted in adjustments to the 2003 pension assumptions. As a result of these changes, pension expense for 2003 increased approximately $11 million compared to 2002.

Interest expense was $57.7 million for 2003, compared to $44 million for 2002. Interest expense increased due to higher debt levels resulting from the acquisitions in 2002, as well as higher interest rates following the Company’s refinancing of $400 million of variable rate short-term borrowings through the issuance of long-term Senior Notes in January 2003.

The effective tax rate was 27.5 percent for 2003, compared to 29.5 percent in 2002, due to the benefit of structural and operational changes and the geographic mix of income.

Free Cash Flow

Free cash flow for 2003 decreased $227 million to $134 million in 2003 compared to $361 million in 2002, due to net changes in assets and liabilities, as well as higher capital expenditures in 2003. See “Liquidity” below for more details. Free cash flow refers to cash flow from operating activities less spending on property, plant and equipment.

(In millions)	2003	2002	2001
Net cash provided by operating activities from continuing operations	$334.9	$511.0	$365.8
Purchase of property, plant and equipment	(201.4)	(150.4)	(133.0)

Free cash flow	$133.5	$360.6	$232.8

U.S. Department of Justice Investigation

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with the investigation. The Company is cooperating in the investigation. The Company is a named defendant in purported class actions seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the investigation. The Company is also a named defendant in purported stockholder class actions seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. These matters are reported in Note 9 “Contingencies” to the Consolidated Financial Statements and Item 3. Legal Proceedings herein.

Outlook

The Company anticipates improvement in global economic and market conditions in 2004, and increases in sales and net income as a result of its growth and productivity improvement initiatives. The Company also expects to benefit from foreign currency translation in 2004, based on its expectation that the Euro to U.S. dollar exchange rate will remain above the average rate in 2003. The Company believes that the benefit from foreign currency translation may be partially offset if it is unable to successfully increase prices to recover operating margin loss due to the weaker GBP relative to the Euro.

The Company expects higher earnings in the second half of 2004 than in the first half, due to the timing of the savings associated with its cost reduction programs.

Offsetting these positive expectations, the Company anticipates that revenue growth will be constrained by a continued decline in sales in the office products business, primarily due to the market share loss previously described, as well as other factors impacting end-user demand. Annual pension, medical, and insurance costs are expected to increase by approximately $13 million to $14 million before taxes, due in part to an estimated increase of $9 million for pension expense resulting from the reduction in the weighted-average discount rate assumption. (See Note 12 “Pensions and Other Postretirement Benefits,” to the Consolidated Financial Statements for additional information on pension plan assumptions.) However, this increase could vary based upon the impact of foreign currency movements on expense. The Company also anticipates increased spending related to certain long-term growth initiatives.

The Company estimates that interest expense in 2004 will be comparable to 2003. Anticipated increases in interest rates are expected to be offset by debt reductions in the second half of the year.

The Company anticipates that the effective tax rate will remain stable during 2004 at approximately 27.5 percent, subject to changes in the geographic mix of income.

ANALYSIS OF RESULTS OF OPERATIONS

	2003	2002	2001
(In millions)
Net sales	$4,762.6	$4,155.9	$3,755.5
Cost of products sold	3,304.6	2,820.3	2,532.5

Gross profit	1,458.0	1,335.6	1,223.0
Marketing, general and administrative expense	1,034.9	905.2	823.3
Interest expense	57.7	44.0	50.7
Other expense (income), net	30.5	32.1	(.3)

Income from continuing operations before taxes and accounting change	334.9	354.3	349.3
Taxes on income	92.1	104.5	113.0

Income from continuing operations before accounting change	242.8	249.8	236.3
Income from discontinued operations, net of tax (including gain on disposal of $19.7, net of tax of $5.8 in 2003)	25.1	7.4	7.1

Income before accounting change	267.9	257.2	243.4
Cumulative effect of accounting change, net of tax	—	—	(.2)

Net income	$267.9	$257.2	$243.2

2003 vs. 2002

Sales increased 15 percent to $4.76 billion in 2003, compared to $4.16 billion in 2002. The increase in sales in 2003 reflected incremental sales from the acquisitions of Jackstädt in May 2002 and RVL and L&E in November 2002 (estimated to be $310 million), favorable impact of foreign currency translation (approximately $235 million) and growth in the existing businesses (approximately $106 million). The impact of incremental sales in 2003 from the 2002 acquisitions can only be estimated due to the fact that the Jackstädt, RVL and L&E acquisitions have been integrated with the Company’s existing businesses. These increases were partially offset by a reduction in sales from divested lines of business (2002 sales of approximately $45 million).

Gross profit margins for the years ended 2003 and 2002 were 30.6 percent and 32.1 percent, respectively. The Company’s gross profit margins for individual products within business units can vary significantly. The decrease in 2003 was partially due to changes in business and product mix within the Company’s operations. Sales in the lower gross profit margin businesses and product lines grew more rapidly than the higher gross profit margin businesses and product lines. The decrease also reflected a more competitive pricing environment (including the impact of the GBP weakening relative to the Euro, approximately $10 million), start-up costs for new manufacturing equipment in Europe (approximately $9 million), higher manufacturing costs associated with a reduction in average order size in the retail information services business (approximately $4 million) and unanticipated incremental costs related to back-to-school orders for office products during the third quarter (approximately $3 million).

Marketing, general and administrative expense as a percent of sales was 21.7 percent in 2003 and 21.8 percent in 2002. The ratio in 2003 decreased partially due to increased sales, although the absolute amount of expenses increased. The increase in expenses reflected incremental expenses resulting from the acquisitions during 2002, as well as higher pension, insurance and employee benefit costs, legal costs associated with the U.S. Department of Justice investigation of the label stock industry and incremental costs associated with growth initiatives during the year. Additionally, expenses were negatively impacted by changes in foreign currency exchange rates.

The Company recorded charges totaling $34.3 million in the fourth quarter of 2003 and $32.1 million during 2002 related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures. The 2003 charges were related to severance (approximately $22 million), impairment and planned disposition of property, plant and equipment (approximately $8 million) and lease cancellation costs and net losses associated with several product line divestitures (approximately $4 million). Refer to Note 11 “Components of Other Income and Expense,” to the Consolidated Financial Statements for more information.

Interest expense for the years ended 2003 and 2002 was $57.7 million and $44 million, respectively. Interest expense in 2003 increased due to higher debt levels resulting from the acquisitions completed in 2002, as well as higher interest rates following the Company’s refinancing of $400 million of variable short-term borrowings through the issuance of $250 million 10-year and $150 million 30-year Senior Notes in January 2003. In connection with the issuance of the 10-year Senior Note, the Company settled the related forward starting interest rate swap at a loss of approximately $32.5 million, which is currently being amortized over the term of the related debt.

Income before taxes, as a percent of sales, was 7 percent in 2003 and 8.5 percent in 2002. The percentage decrease in 2003 reflected lower gross profit as a percent of sales and higher interest expense, which was partially offset by lower marketing, general and administrative expense as a percent of sales.

The effective tax rate was 27.5 percent in 2003 and 29.5 percent in 2002. The decrease in effective tax rate in 2003 was due to the benefit of structural and operational changes and the geographic mix of income.

Net income from discontinued operations was $25.1 million for 2003, which included a gain on sale of $19.7 million, net of tax of $5.8 million, compared to $7.4 million in 2002. Income from discontinued operations included net sales of approximately $44 million for nine months in 2003 compared to $51 million for twelve months in 2002. Refer to Note 2 “Discontinued Operations,” to the Consolidated Financial Statements for more detail.

2002 vs. 2001

Sales increased 11 percent to $4.16 billion in 2002, compared to $3.76 billion in 2001. The increase in sales included incremental sales from acquisitions (estimated to be $270 million), increases from existing businesses (approximately $180 million) and the favorable impact of foreign currency translation (approximately $20 million). These increases were partially offset by a reduction in sales in 2002 from divested lines of business (approximately $70 million).

Gross profit margins for the years ended 2002 and 2001 were 32.1 percent and 32.6 percent, respectively. The decrease in 2002 was due to the lower gross profit margin on the Jackstädt business, partially offset by reduced expenses as a result of cost reduction programs and other productivity initiatives.

Marketing, general and administrative expense as a percent of sales was 21.8 percent in 2002 and 21.9 percent in 2001.

The Company also recorded a charge in the fourth quarter of 2002 relating to cost reduction actions. The 2002 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $10.7 million, which consisted of employee severance and related costs for approximately 300 positions worldwide. Also in the fourth quarter of 2002, the Company recorded a $6.2 million pretax charge for the disposition of fixed assets (comprised of machinery and equipment) related to a reduction of costs in the reflective business, as well as the Jackstädt integration.

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

The Company recorded a charge in the fourth quarter of 2001 relating to cost reduction actions. The 2001 charge involved cost reduction programs and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The cost reduction efforts resulted in a pretax charge of $19.9 million, which consisted of employee severance and related costs of $13.1 million for approximately 400 positions worldwide, and asset impairments of $6.8 million. The final severance payments related to this action were completed in the fourth quarter of 2003.

Refer to Note 11 “Components of Other Income and Expense,” to the Consolidated Financial Statements for more information.

Interest expense for the years ended 2002 and 2001 was $44 million and $50.7 million, respectively. The decrease in 2002 was due to lower interest rates on short-term floating rate debt, partially offset by the additional interest on the debt used to fund the Jackstädt acquisition in the second quarter of 2002, as well as the RVL and L&E acquisitions in the fourth quarter of 2002.

Income before taxes, as a percent of sales, was 8.5 percent in 2002 and 9.3 percent in 2001. The percentage decrease in 2002 reflected the total third and fourth quarter pretax charges of $32.1 million related to cost reduction actions and lower gross profit margin as a percent of sales. The decrease was partially offset by lower interest expense, the elimination of goodwill amortization and lower marketing, general and administrative expenses as a percent of sales.

The effective tax rate was 29.5 percent in 2002 and 32.4 percent in 2001. The decrease in the effective tax rate in 2002 was principally due to structural and other operational changes, the impact of acquisitions, the geographic mix of income and the change in accounting for goodwill.

Net Income and Earnings Per Share

(In millions, except share amounts)	2003	2002	2001
Net income	$267.9	$257.2	$243.2
Net income per common share	2.70	2.61	2.49
Net income per common share, assuming dilution	2.68	2.59	2.47

Net income for 2003 increased 4.2 percent compared to 2002. Net income for 2002 increased 5.8 percent compared to 2001. Net income, as a percent of sales, was 5.6 percent, 6.2 percent and 6.5 percent in 2003, 2002 and 2001, respectively.

Net income per common share for 2003 increased 3.4 percent compared to 2002. Net income per common share for 2002 increased 4.8 percent compared to 2001. Net income per common share, assuming dilution, for 2003 increased 3.5 percent compared to 2002. Net income per common share, assuming dilution, for 2002 increased 4.9 percent compared to 2001.

RESULTS OF OPERATIONS BY OPERATING SEGMENT

Pressure-sensitive Adhesives and Materials:

(In millions)	2003	2002	2001
Sales – U.S.	$1,372.4	$1,329.6	$1,268.9
Sales – International	1,804.4	1,374.0	1,023.0
Intrasegment sales	(167.9)	(135.6)	(103.1)

Net sales	$3,008.9	$2,568.0	$2,188.8
Income before interest and taxes	206.9	194.8	192.1

2003 vs. 2002

The Pressure-sensitive Adhesives and Materials segment reported an increase in sales and income for 2003 compared to 2002. Sales increased approximately $441 million or 17 percent to $3.01 billion in 2003 compared to $2.57 billion in 2002 as a result of higher sales in both the domestic and international operations. Operating income increased approximately $12 million or 6 percent to $207 million in 2003 compared to $195 million in 2002, reflecting increases in both the domestic and international operations. Operating income for this segment also reflected a charge of approximately $13 million in 2003 compared to $22 million in 2002 related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures.

Results from Domestic Operations

Domestic sales, including intrasegment sales, increased approximately $43 million or 3 percent due to higher sales in the roll materials business (approximately $14 million), graphics and reflective business (approximately $13 million) and specialty tapes business (approximately $10 million). Increased sales in the roll materials business reflected modest growth in the existing business. Higher sales in the graphics and reflective business and specialty tapes business included the benefit from new product launches and applications, as a result of the Company’s Horizons growth initiatives during the year.

Income from domestic operations increased approximately $8 million. The increase reflected a charge of approximately $1 million in 2003 compared to approximately $9 million in 2002 related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures. Excluding the impact of these charges, income from domestic operations was comparable to 2002, reflecting higher sales in the roll materials business, graphics and reflective business and specialty tapes business, offset by a more competitive pricing environment and incremental costs associated with growth initiatives during 2003.

Results from International Operations

International sales, including intrasegment sales, increased approximately $430 million or 31 percent due to higher sales in the roll materials business (approximately $312 million), graphics and reflective business (approximately $81 million) and specialty tapes business (approximately $35 million). Included in these increases in international sales was the favorable impact of foreign currency translation (approximately $181 million). Increases in the roll materials business and graphics and reflective business reflected incremental sales from the Jackstädt acquisition in May 2002 (estimated to be $150 million), as well as stronger sales in the roll materials business in Asia, Latin America and Eastern Europe. Higher sales in the specialty tapes business included the benefit of new product launches and applications, as a result of the Company’s Horizons growth initiatives during the year.

Income from international operations increased approximately $4 million. The increase reflected a charge of approximately $12 million in 2003 compared to approximately $13 million in 2002 related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures. Excluding the impact of these charges, income from international operations increased approximately $4 million due to higher sales in the roll materials business, graphics and reflective business and specialty tapes business, as well as the favorable impact of foreign currency translation. These increases were partially offset by the impact of a more competitive pricing environment, including the impact of the GBP weakening relative to the Euro and the start-up costs for new manufacturing equipment in Europe.

2002 vs. 2001

The Pressure-sensitive Adhesives and Materials segment reported increased sales and income for 2002 compared to 2001. Sales increased approximately $379 million or 17 percent to $2.57 billion in 2002 compared to $2.19 billion in 2001 driven by strong sales in both the domestic and international operations. The segment’s 2002 operating income increased 1 percent to $195 million compared to 2001.

Results from Domestic Operations

Domestic sales, including intrasegment sales, increased approximately $61 million or 5 percent due to strong sales in the roll materials business (approximately $92 million). The increase resulted, in part, from market share gain from business obtained from the closure of a competitor’s plant (estimated to be $11 million) and a supply agreement with a company that outsourced its manufacturing of certain roll label materials (estimated to be $23 million), as well as other factors including industry consolidation, new products and service programs and new applications. Additionally, domestic sales increased due to an increase in the specialty tapes business (approximately $8 million) driven by the introduction of new applications and products for the medical and industrial markets. Increases in 2002 sales were partially offset by a reduction in sales from the sale of the specialty coatings business in the fourth quarter of 2001 (2001 sales of approximately $27 million), as well as sales declines in the graphics and reflective business of approximately $10 million.

Income from domestic operations decreased approximately $3 million compared to 2001. The decrease in income from domestic operations in 2002 reflected a charge of approximately $9 million related to the 2002 restructuring, asset impairments and lease cancellation costs, compared to a charge of $3.9 million for cost reduction actions offset by a $20.2 million pretax gain on the sale of a business in 2001. Additionally, domestic income reflected the benefit from the change in accounting for goodwill (approximately 4 million). Excluding the impact of these items, income from domestic operations increased approximately $18 million. This was primarily due to higher income in the roll materials business driven by volume growth and profitability achieved through cost reduction and productivity improvement programs.

In the fourth quarter of 2001, the Company sold its specialty coatings business. Cash proceeds and $11.5 million in notes and receivables were received as part of the sale, which resulted in a pretax gain of approximately $20.2 million. Net sales from this business were $26.7 million for ten months in 2001.

Results from International Operations

International sales, including intrasegment sales, increased approximately $351 million or 34 percent, principally due to the acquisition of Jackstädt in the second quarter of 2002 (total 2002 impact on sales estimated to be $262 million). Excluding sales from the Jackstädt business, international sales reflected strong sales growth in roll materials in Asia (approximately $34 million). In addition, higher sales in the roll materials and graphics businesses in Europe (approximately $33 million) were due to the favorable impact of foreign currency translation.

Income from international operations increased approximately $6 million. This included a charge of approximately $13 million in 2002 compared to approximately $4 million in 2001 related to restructuring, asset impairments and lease cancellation costs, as well as the positive impact from the change in accounting for goodwill (approximately $2 million). Excluding the impact of these items, income from international operations increased approximately $15 million due to sales growth, improved profitability achieved through cost reductions and productivity gains.

Consumer and Converted Products:

(In millions)	2003	2002	2001
Sales – U.S.	$1,252.3	$1,228.2	$1,206.5
Sales – International	746.1	579.1	558.1
Intrasegment sales	(61.9)	(46.6)	(28.7)

Net sales	$1,936.5	$1,760.7	$1,735.9
Income before interest and taxes	225.6	235.1	233.9

2003 vs. 2002

The Consumer and Converted Products segment reported increased sales and a decrease in operating income for 2003 compared to 2002. Sales increased approximately $176 million or 10 percent to $1.94 billion in 2003 compared to $1.76 billion in 2002, reflecting increases in sales in both the domestic and international operations. Operating income decreased approximately $10 million or 4 percent to $226 million in 2003 compared to $235 million in 2002, reflecting a charge of approximately $22 million in 2003 compared to $10 million in 2002 related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures. Segment operating income also reflected a decline in income in domestic operations, partially offset by an increase in income in international operations.

Results from Domestic Operations

Domestic sales, including intrasegment sales, increased approximately $24 million or 2 percent to $1.25 billion in 2003 compared to $1.23 billion in 2002 reflecting higher sales in the retail information services business (approximately $55 million), partially offset by decreased sales in the office products business (approximately $14 million) and a reduction in sales from a divested line of business during the first quarter of 2003 (approximately $17 million). Higher sales in the retail information services business reflected incremental sales from the RVL and L&E acquisitions in November 2002. Lower sales in the office products business reflected the weak economic conditions impacting end-user demand related to white collar unemployment and reductions in direct mail marketing, as well as continued erosion in market share of the Company’s Avery-brand products, in favor of private label brands and the loss in sales from a product line with one major customer of approximately $6 million for 2003 (estimated to be $35 million in annualized sales).

Income from domestic operations decreased approximately $24 million. The decrease reflected a charge of approximately $10 million in 2003 compared to approximately $6 million in 2002 related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures. Excluding the impact of these charges, income from domestic operations decreased approximately $19 million reflecting declines in sales in the office products business, as well as a more competitive pricing environment and negative product mix. In addition, the decrease in income reflected higher manufacturing costs related to a decrease in average order size in the retail information services business, unanticipated incremental costs related to back-to-school orders during the third quarter of 2003 and incremental costs associated with growth initiatives.

Results from International Operations

International sales, including intrasegment sales, increased approximately $167 million or 29 percent to $746 million in 2003 compared to $579 million in 2002 reflecting higher sales in the retail information services business (approximately $152 million) and office products business (approximately $45 million), partially offset by a reduction in sales from a divested line of business in late 2002 (approximately $23 million). Included in these increases was the favorable impact of foreign currency translation (approximately $61 million). Higher sales in the retail information services business were due to the incremental sales from the RVL and L&E acquisitions in November 2002 (estimated to be $160 million), as well as sales growth in the Asian markets. Increased sales in the office products business were due to the favorable impact of foreign currency translation (approximately $42 million), partially offset by weak economic conditions impacting end-user demand and continued erosion in market share of the Company’s Avery-brand products, in favor of private label brands.

Income from international operations increased approximately $14 million. The increase in international operations reflected a charge of approximately $12 million in 2003 compared to approximately $4 million in 2002 related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures. Excluding the impact of these charges, operating income increased approximately $22 million reflecting higher sales in the retail information services business, as well as the favorable impact of foreign currency translation. These increases were partially offset by incremental costs associated with growth initiatives.

In October 2003, the Company completed the sale of its package label converting business in Europe, which was previously reported in the Consumer and Converted Products segment. The results for this business were accounted for as discontinued operations for all periods presented herein.

2002 vs. 2001

The Consumer and Converted Products segment reported increased sales for 2002 compared to 2001. Sales increased approximately $25 million or 1 percent to $1.76 billion in 2002 compared to $1.74 billion in 2001. The segment’s 2002 income was comparable to 2001.

Results from Domestic Operations

Domestic sales, including intrasegment sales, increased approximately $22 million or 2 percent, principally due to increases in the retail information services business (approximately $13 million) and strong sales in the industrial and automotive products business (approximately $8 million). Sales in the retail information services business included the operations of RVL and L&E acquired in November 2002, which contributed approximately $9 million in sales. Sales from the domestic office products business were flat in 2002 compared to 2001. The office products environment was challenging, with superstores closing stores and reducing inventory, while white collar layoffs reduced end-user demand.

Income from domestic operations decreased approximately $4 million, which included a charge of approximately $6 million in 2002 compared to approximately $5 million in 2001 related to restructuring, asset impairments and lease cancellation costs and a benefit from the change in accounting for goodwill (approximately $5 million).

Results from International Operations

International sales, including intrasegment sales, increased approximately $21 million or 4 percent, principally due to the acquisitions of RVL and L&E in the fourth quarter, which contributed incremental sales of approximately $26 million. Additionally, the international businesses benefited from strong sales growth in the ticketing business in Asia (approximately $15 million). These increases were partially offset by a reduction in sales in 2002 from divested lines of business (approximately $30 million).

Income from international operations increased approximately $5 million. Results from the international operations also included a charge of approximately $4 million in both 2002 and 2001, related to restructuring, asset impairments and lease cancellation costs and the positive impact from the change in accounting for goodwill (approximately $4 million). Excluding the effect of these items, income from international operations reflected strong sales in the ticketing business in Asia.

FINANCIAL CONDITION

LIQUIDITY

Cash Flow Provided by Operating Activities

Net cash flow provided by operating activities was $334.9 million in 2003, $511 million in 2002 and $365.8 million in 2001. Cash flow from operating activities for 2003 was negatively impacted by changes in assets and liabilities of approximately $90 million. Cash flow from operating activities for 2002 was positively impacted by changes in assets and liabilities of approximately $68 million. For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and divestitures and certain non-cash transactions (discussed in more detail in the “Analysis of Selected Balance Sheet Accounts” below).

Changes in assets and liabilities, net of the effect of business acquisitions and divestitures:

(In millions)	2003	2002
Trade accounts receivable	$(40.8)	$(41.5)
Inventories	(37.4)	(16.5)
Other current assets	(3.9)	.3
Accounts payable and accrued liabilities	46.3	141.7
Taxes on income	(17.6)	6.2
Long-term retirement benefits and other liabilities	(36.3)	(22.7)

Total	$(89.7)	$67.5

2003

The decrease in cash flow from accounts receivable was due to higher sales late in the fourth quarter of 2003. Given the timing of these sales, management anticipates a decline in accounts receivable in the first quarter of 2004. This was partially offset by a decrease in the average number of days sales outstanding, from 61 in 2002 to 60 in 2003. (See “Accounts Receivable Ratios” discussed below.) The decrease in cash flow from inventory was due to continued growth in Asia, as well as intentional inventory build up in Europe to mitigate potential supply chain disruptions associated with the Jackstädt integration actions. The Company expects to reduce inventory levels in Europe during 2004 as it completes its integration actions. The increase in cash flow from accounts payable and accrued liabilities was due to changes in accounts payable (an increase of approximately $61 million) due to increased inventory purchases, as well as extended payment terms with suppliers, partially offset by a reduction in payroll and benefits (a decrease of approximately $28 million) as a result of lower bonus and vacation accruals. The decrease in taxes on income was primarily due to a $30 million payment for taxes in the fourth quarter of 2003, as a result of timing differences. The decrease in long-term retirement benefits and other liabilities reflected a contribution of approximately $31 million to the Company’s retirement plans during 2003.

2002

The decrease in cash flow from accounts receivable was due to higher sales levels and an increase in the average number of days sales outstanding, from 58 in 2001 to 61 in 2002 reflecting longer payment terms associated with international sales. The decrease in cash flow from inventory was due to higher inventory levels associated with higher sales in 2002 and a slight reduction in inventory turnover due to acquisition integration. The increase in cash flow from accounts payable and accrued liabilities was primarily associated with increases in accounts payable (approximately $81 million) as a result of negotiating longer payment terms with vendors, increases in payroll and benefits (approximately $34 million) as a result of higher bonus accruals and the timing of payroll payments, and increases in other accrued liabilities including accrued trade rebates (approximately

$27 million) as a result of increased sales. The decrease in cash flow from long-term retirement benefits and other liabilities reflected a contribution of approximately $20 million to the Company’s retirement plans during 2002.

Cash Flow Used in Investing Activities

Net cash flow used in investing activities was $165.6 million in 2003, $575.3 million in 2002 and $266.3 million in 2001.

Capital Spending

Capital expenditures in 2003 were $201.4 million compared to $150.4 million in 2002. The Company’s major capital projects in 2003 included two new coaters in the Company’s roll materials business in Europe, as well as expansions in China and other regions of Asia.

Expenditures related to capitalized software were $22.8 million in 2003 and $20.1 million in 2002.

Acquisitions and Divestitures

In 2003, payments for acquisitions of $6.9 million were primarily due to the final settlement of certain contingencies related to the achievement of performance targets associated with the 2001 acquisition of Dunsirn Industries, Inc. (“Dunsirn”). Proceeds from the sale of discontinued operations were $58.8 million in 2003.

In 2002, payments for acquisitions of $397.4 million were primarily for Jackstädt, RVL and L&E.

Cash Flow (Used in) Provided by Financing Activities

Net cash flow (used in) provided by financing activities was ($166.7 million) in 2003, $68.7 million in 2002 and ($91.4 million) in 2001.

Borrowings and Repayment of Debt

Total commercial paper borrowings at year end 2003 were $281.7 million with a weighted-average interest rate of 2.16 percent, of which $250 million was classified as long-term, under the Company’s available revolving credit agreement, compared to $512.2 million (classified as long-term) at year end 2002.

The Company had $82.9 million of borrowings outstanding under foreign short-term lines of credit with a weighted-average interest rate of 8.9 percent for 2003, compared to $80.5 million outstanding at year end 2002.

In April 2003, the Company issued $150 million one-year callable commercial notes at a weighted-average interest rate of 1.71 percent. This replaced the December 2002 issuance of $150 million one-year callable commercial notes at a weighted-average interest rate of 2.5 percent. In October 2003, the Company called $60 million of the notes issued in April 2003. The remaining $90 million was outstanding at year end. In January 2004, the Company reissued the $60 million notes called in October at a weighted-average interest rate of 1.3 percent.

The Company had medium-term notes of $318 million and $388 million at year end 2003 and 2002, respectively. Medium-term notes have maturities from 2004 through 2025 and accrue interest at fixed rates.

In January 2003, the Company refinanced $400 million of its variable rate commercial paper borrowings through the offering of $250 million of 4.9 percent Senior Notes due 2013 and $150 million of 6 percent Senior Notes due 2033.

The Company’s repayment of debt totaled approximately $448 million in 2003 compared to approximately $509 million in 2002.

Shareholders’ Equity

Shareholders’ equity increased to $1.32 billion at year end 2003 from $1.06 billion at year end 2002. During 2003, the Company purchased approximately 5,000 shares of common stock at a cost of approximately $.3 million. Dividends paid for 2003 totaled $160.2 million compared to $148.5 million in 2002. The annual dividend per share increased to $1.45 in 2003 from $1.35 in 2002.

Effect of Foreign Currency Translation

The Company continues to expand its operations in Europe, Latin America and Asia Pacific. The Company’s future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. In 2003, sales were favorably impacted by currency fluctuations by approximately $235 million. In 2002, sales were favorably impacted by currency fluctuations by approximately $20 million. The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because the Company’s products are generally sourced in the currencies in which they are sold. As a result, the impact of foreign exchange rates on sales is matched with a partially offsetting impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income. To reduce its exposure to currency fluctuations, the Company may enter into foreign exchange forward, option and swap contracts, and interest rate contracts, where appropriate and available.

All translation gains and losses for operations in hyperinflationary economies were included in net income. Operations are treated as being in a hyperinflationary economy for accounting purposes, based on the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of the Company’s operations in Turkey for 2003, 2002 and 2001. These operations were not significant to the Company’s consolidated financial position or results of operations.

The effect of foreign currency translation on cash was $4.1 million in 2003, ($.7 million) in 2002 and ($.4 million) in 2001.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

Goodwill increased $98 million during 2003 due to foreign currency translation (approximately $60 million), payments made in August and February due to meeting certain performance targets associated with the 2001 acquisition of Dunsirn (approximately $6 million) and certain purchase price allocation adjustments associated with the acquisitions of Jackstädt (approximately $20 million) and RVL and L&E (approximately $12 million).

Other intangibles resulting from business acquisitions, net of accumulated amortization, increased $3.4 million during 2003 due to foreign currency translation (approximately $14 million) and certain purchase price allocation adjustments for Jackstädt (approximately $3 million). This increase was partially offset by amortization expense recorded during 2003 (approximately $13 million).

Other assets increased approximately $20 million during 2003 due to increases in the cash surrender value of corporate owned life insurance contracts (approximately $14 million), capitalized software, net of accumulated amortization (approximately $9 million) and pension assets (approximately $6 million). In addition, the increase in other assets reflected approximately $5 million of deferred financing costs in connection with the issuance of the $400 million Senior Notes in January 2003. Other assets in 2002 included assets held for sale in connection with the disposition of the Company’s package label converting business in Europe.

Other Accrued Liabilities

Other accrued liabilities increased approximately $98 million during 2003 reflecting the reclassification of $101.5 million long-term obligation to short-term during 2003 (see “Commitment and Contingencies” discussed below).

Other Shareholders’ Equity Accounts

The market value of shares held in the employee stock benefit trust decreased by $48 million during 2003 due to changes in stock price and the issuance of shares from the trust. The total number of shares issued under the Company’s stock and incentive plans for 2003 was valued at approximately $15 million.

As of year end 2003, a cumulative 37.2 million shares of the Company’s common stock had been repurchased since 1991 and 3.2 million shares remained available for repurchase under the Board of Directors’ authorization.

Analysis of Selected Financial Ratios

Management utilizes certain financial ratios to assess its financial condition and operating performance, as discussed in detail below.

Working Capital Ratio

Working capital (current assets minus current liabilities), as a percent of net sales, increased to (1.2) percent for 2003 from (2.1) percent for 2002. Management utilizes the working capital from continuing operations ratio as a measurement tool to assess the working capital requirements of the Company, because it eliminates the impact of fluctuations due to financing activities of the Company. The timing of financing activities is not necessarily related to current operations and would tend to distort the working capital ratio from period to period. Working capital from continuing operations, as a percent of net sales, as shown below, increased to 7.1 percent for 2003 from 5.3 percent for 2002. Management’s objective is to minimize its investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.

Working capital from continuing operations consists of:

		2003	2002
(In millions)
(A)	Working capital (current assets minus current liabilities)	$(55.1)	$(85.3)
	Reconciling items:
	Short-term and current portion of long-term debt	292.6	307.0
	Steinbeis obligation (See Note 5 “Debt”)	101.5	—

(B)	Working capital from continuing operations	339.0	221.7

(C)	Net sales	4,762.6	4,155.9

	Working capital, as a percent of net sales (A) ÷ (C)	(1.2)%	(2.1)%

	Working capital from continuing operations as a percent of net sales (B) ÷ (C)	7.1%	5.3%

The increase in working capital from continuing operations in 2003, as a percent of sales, was due to higher balances in accounts receivable (approximately $110 million) and inventory (approximately $64 million) and a lower balance in hedge liabilities (a decrease of $37 million), partially offset by increased balances in accounts payable (approximately $110 million). Included in the changes in working capital balances from the prior year was the impact of changes in foreign currency translation. Higher accounts receivable balances at the end of 2003 reflected an increase in sales late in the fourth quarter. Given the timing of these sales, management believes that accounts receivable will be reduced in the first quarter of 2004. Increased inventory balances were a result of continued growth in Asia, as well as intentional inventory build up in Europe to mitigate potential supply chain disruptions associated with the Jackstädt integration actions. The Company expects to reduce inventory levels in Europe during 2004 as it completes its integration actions. Decreased hedge liabilities were due to the settlement of a forward starting interest swap in connection with the issuance of the $250 million 10-year Senior Notes in January 2003. Higher balances in accounts payable were due to increased inventory purchases, as well as extended payment terms with suppliers in 2003.

Accounts Receivable Ratios

The average number of days sales outstanding in accounts receivable decreased to 60 days in 2003 compared to 61 days in 2002 due to improved terms with customers, as well as the impact of the Company’s receivable financing programs (see “Commitments and Contingencies” discussed below).

Several of the Company’s largest domestic customers operate in a competitive retail business environment, which has been impacted by the economic conditions in North America. As of year end 2003 and 2002, approximately 15 percent and 17 percent, respectively, of trade accounts receivable were from eight customers of the Company’s office products business. The Company does not require its customers to provide collateral, but the financial position and operations of these customers are monitored on an ongoing basis.

Inventory Ratio

Inventory turnover decreased from 8.6 in 2002 to 8.4 in 2003 as a result of intentional inventory build up in Europe to mitigate potential supply chain disruptions associated with the Jackstädt integration actions.

Debt Ratios

Total debt to total capital was 47.2 percent at year end 2003 compared to 52 percent at year end 2002. This decrease was due to higher equity balances at the end of 2003.

The fair value of the Company’s debt is estimated based on the discounted amount of future cash flows using the current rates offered to the Company for debts of the same remaining maturities. At year end 2003 and 2002, the fair value of the Company’s total debt, including short-term borrowings, was $1.21 billion and $1.18 billion, respectively.

The terms of various loan agreements in effect at year end require that the Company maintain specified ratios on consolidated debt and consolidated interest expense in relation to certain measures of income. In 2003, the Company’s ratios were within required ranges. Specifically, under the loan agreements, the ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization may not exceed 3.5 to 1.0. The Company’s ratio at year end 2003 was 2.0 to 1.0. Consolidated earnings before interest and taxes, as a ratio to consolidated interest, may not be less than 3.5 to 1.0. The Company’s ratio at year end 2003 was 7.3 to 1.0.

Shareholder’s Equity Ratios

Return on average shareholders’ equity was 22.3 percent in 2003, 25.7 percent in 2002 and 27.4 percent in 2001. Return on average total capital was 14.3 percent in 2003, 15.8 percent in 2002 and 16.2 percent in 2001. Decreases in these returns in 2003 compared to 2002 was primarily due to the impact of foreign currency translation in other comprehensive income (see “Capital from Equity” discussed below).

CAPITAL RESOURCES

Historically, the Company’s primary source of capital resources has been cash flows from operations and debt financing, augmented in 2002 by a limited stock issuance in conjunction with the L&E acquisition. The Company continues to maintain adequate financing arrangements at competitive rates. These financing arrangements consist of commercial paper programs in the U.S. and Europe, committed and uncommitted bank lines of credit throughout the world, callable commercial notes and long-term debt, including medium-term notes.

Capital from Debt

Total debt increased approximately $36 million in 2003 to $1.18 billion compared to year end 2002. This increase reflected additional borrowings as a result of the timing of the Company’s financing needs (see also Commitments and Contingencies discussed below).

The Company’s committed credit availability at year end 2003 was as follows:

	Total Amounts Committed	Amount of Commitment Expiration
(In millions)		2004	2005	2006	2007	2008
Lines of credit – committed, unused	$481.4	$231.4	—	$250.0	—	—
Standby letters of credit outstanding:
General	19.0	19.0	—	—	—	—
Deferred compensation	75.0	—	—	—	—	$75.0
Steinbeis obligation	101.5	101.5	—	—	—	—

Total	$676.9	$351.9	—	$250.0	—	$75.0

The Company has a revolving credit agreement with four domestic banks to provide up to $250 million in borrowings through July 1, 2006. It is the intention of management to renegotiate this agreement during 2004. Financing available under this agreement is used as a commercial paper back-up facility and is available to finance other corporate requirements. There was no debt outstanding under this agreement as of year end 2003.

Available lines of credit also included a 364-day revolving credit facility with eight domestic and foreign banks to provide up to $200 million in borrowings through December 3, 2004. The Company may annually extend the revolving period and due date with the approval of the banks or may convert the loan to a one-year term loan at the Company’s option. It is the intention of management to renegotiate this agreement during 2004. Financing available under this agreement is used as a commercial paper back-up facility and is available to finance other corporate requirements. There was no debt outstanding under this agreement as of year end 2003.

In addition, the Company has a 364-day revolving credit facility with one foreign bank to provide up to Euro 30 million ($36.9 million) in borrowings through May 25, 2004. The Company may annually extend the revolving period and due date with the approval of the bank. It is the intention of management to renegotiate this agreement during 2004. Financing under this agreement will be used to finance cash requirements in Europe. There was $5.5 million outstanding under this agreement as of year end 2003.

The Company had standby letters of credit outstanding of $195.5 million and $182.7 million at the end of 2003 and 2002, respectively.

Uncommitted lines of credit were approximately $314 million at year end 2003. The Company’s uncommitted lines of credit do not have a commitment expiration date, and may be cancelled at any time by the Company or the banks.

Available short-term financing arrangements as of year end 2003 totaled approximately $436 million.

The aggregate $400 million refinancing in January 2003 (discussed in “Cash Flow (Used in) Provided by Financing Activities” above), was issued under the Company’s existing shelf registration statement filed with the Securities and Exchange Commission in the third quarter of 2001, permitting the Company to issue up to $600 million in debt and equity securities. After the issuance of the $400 million, there is $200 million remaining that is available for issuance for general corporate purposes, including acquisitions and capital expenditures, repaying, redeeming or repurchasing existing debt and for working capital.

Credit ratings are a significant factor in the Company’s ability to raise short-term and long-term financing. When determining a credit rating, the rating agencies place significant weight on the Company’s competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.

The ratings assigned to the Company also impact the interest rates on its commercial paper and other borrowings. The Company’s credit ratings are as follows:

	Short-term	Long-term	Outlook
Standard & Poor’s Rating Service	A-1	A	Negative
Moody’s Investor Service	P2	A3	Stable

Capital from Equity

The Company had $124.1 million in common stock (with $1 par value), $703.7 million in capital in excess of par at the end of 2003 and 99.6 million shares outstanding at the end of 2003. Additionally, the Company had total retained earnings of $1.77 billion, which included $267.9 million of net income, less dividends paid of $160.2 million in 2003.

Accumulated other comprehensive loss decreased $127.3 million in 2003 due to a $150.7 million benefit from foreign currency translation during the year, as well as a net benefit of $5.8 million resulting from the revaluation of hedging transactions during the year. These benefits were partially offset by an additional pension liability of $27.8 million for both the U.S. and international pension plans and $1.4 million loss on cash flow hedges recognized to income in 2003. The increase in pension liability was a result of changes in assumptions and lower than anticipated value of the pension plan assets at the end of 2003.

Commitments and Contingencies

The Company’s contractual obligations at year end 2003 were as follows:

		Payments Due by Period
(In millions)	Total	2004	2005	2006	2007	2008	Thereafter
Short-term lines of credit	$114.6	$114.6	—	—	—	—	—
Callable commercial notes	90.0	90.0	—	—	—	—	—
Steinbeis obligation	101.5	101.5	—	—	—	—	—
Long-term debt	975.7	88.0	$74.8	$250.5	$60.4	$50.4	$451.6
Operating leases	207.9	50.9	40.8	29.4	21.4	17.4	48.0
Purchase obligation(1)	34.0	11.2	12.3	4.0	3.7	2.8	—

Total contractual obligations	$1,523.7	$456.2	$127.9	$283.9	$85.5	$70.6	$499.6

(1)	Purchase obligations include commitments to purchase inventory and services under long-term supply agreements. Purchase orders for items other than such commitments have not been included.

The Company enters into operating leases primarily for office and warehouse space, electronic data processing and transportation equipment. The terms of these leases do not impose significant restrictions or unusual obligations. Minimum annual rental commitments on operating leases, having initial or remaining noncancellable lease terms in excess of one year during the years 2004 through 2008 and thereafter, are included in the above table.

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. The obligation of $84.5 million was reclassified from the “Other long-term obligation” to the “Other accrued liabilities” line in the Consolidated Balance Sheet during the first quarter of 2003. The amount of this obligation increased to $101.5 million at the end of 2003 reflecting the impact of changes in foreign currency exchange rates. The Company paid the entire obligation in February 2004.

The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at eleven waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with the investigation. The Company is cooperating in the investigation. The Company is a named defendant in purported class actions seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the investigation. The Company is also a named defendant in purported stockholder class actions seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. These matters are reported in Note 9 “Contingencies,” to the Consolidated Financial Statements and Item 3. Legal Proceedings herein.

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these matters will not materially affect the Company.

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At December 27, 2003, the Company had guaranteed $8.4 million.

In February 2003, the Company entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. In the opinion of management, the amount guaranteed will not significantly impact the consolidated financial position of the Company.

The Company guaranteed approximately $18 million of certain foreign subsidiaries’ obligations to their suppliers as of December 27, 2003.

In connection with the L&E acquisition, the Company issued 743,108 shares at $63.08 per share. In the event the value of the Company’s common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, the Company may be obligated to pay the difference in value, in the form of cash or common shares, to L&E.

2004 Capital Spending Plan

Capital expenditures for 2004 are expected to be in the range of $175 million to $200 million. The Company’s major projects in 2004 include expansion of the Company’s capacity in Asia, as well as projects related to productivity improvement in the Company’s North American roll materials operation. The projected increase in capital expenditures in 2004 is expected to be funded through operating cash flows.

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into transactions in the normal course of business with related parties. The Company believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. One of the Company’s directors, Mr. Peter W. Mullin, is the chairman, chief executive officer and a director of MC Insurance Services, Inc. (“MC”), Mullin Insurance Services, Inc. (“MINC”) and PWM Insurance Services, Inc. (“PWM”), executive compensation and benefit consultants and insurance agents. Mr. Mullin is also the majority stockholder of MC, MINC and PWM. During 2003, 2002 and 2001, the Company paid premiums to insurance companies for life insurance placed by MC, MINC and PWM in connection with various Company employee benefit plans. In 2003, 2002 and 2001, MC, MINC and PWM earned commissions from such insurance companies in aggregate amounts of approximately $1.1 million, $1.3 million and $1.7 million, respectively, for the placement and renewal of this insurance. Mr. Mullin had direct and indirect interests related to these commissions of approximately $.7 million, $.9 million and $1 million in 2003, 2002 and 2001, respectively. The majority of these commissions were allocated to and used by MCP Insurance Services, LLC (an affiliate of MC) and another affiliate, to administer benefit plans and provide benefit statements to participants under various Company employee benefit plans. None of these transactions are significant to the financial position or results of operations of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include accounting for revenue recognition, accounts receivable allowances and customer complaint reserves, inventory reserves, long-lived asset impairments and pensions and postretirement benefits.

Revenue Recognition

Sales, provisions for estimated sales returns, and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances.

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

Accounts Receivable Allowances and Customer Complaint Reserves

Management is required to make judgments, based on established aging policy, historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. Approximately 15 percent and 17 percent of trade receivables were from eight customers of the Company’s office products business in 2003 and 2002, respectively. The financial position and operations of these customers are monitored on an ongoing basis.

Inventory Reserves

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

Long-lived Asset Impairments

The Company records impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. Changes in market conditions and management strategy have historically caused the Company to reassess the carrying amount of its long-lived assets.

Pensions and Postretirement Benefits

Assumptions used in determining projected benefit obligations and the fair value of plan assets for the Company’s pension plan and other postretirement benefits plans are evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or health care costs, future pension and postretirement benefit expenses could increase or decrease.

RECENT ACCOUNTING REQUIREMENTS

In December 2003, the Financial Accounting Standards Board (FASB) reissued Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation will be effective for the Company for interim periods ending after March 15, 2004. The adoption of this Interpretation is not expected to have a significant impact on the Company’s financial results of operations and financial position, since the Company did not have an interest in any variable interest entities at December 27, 2003.

In December 2003, the FASB reissued Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of the original SFAS No. 132 will remain in effect until the provisions of this Statement are adopted. Certain new provisions are effective for financial statements with fiscal years ending after December 15, 2003, while other provisions are effective for fiscal years ending after June 15, 2004. The interim period disclosures are effective for interim periods beginning after December 15, 2003. See Note 12 “Pensions and Other Postretirement Benefits,” to the Consolidated Financial Statements for disclosures required under the revised SFAS No. 132.

In August 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 03-4, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan” was published. EITF Issue No. 03-4 determines that for the purposes of applying SFAS No. 87, “Employers’ Accounting for Pensions,” the cash balance plan should be considered a defined benefit plan. The provisions of EITF Issue No. 03-4 were effective during the fourth quarter of 2003. The adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB Staff Position No. FAS 150-3, “Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued on November 7, 2003. This FASB Staff Position deferred the effective date for the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period. The other provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 for those provisions effective in the current period has not had a significant impact on the Company’s financial results of operations and financial position. The adoption of those provisions effective in 2004 is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) used for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this Statement were effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions of this Statement were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has continued to use the intrinsic value method of accounting for stock-based compensation in 2003 in accordance with APB Opinion No. 25. The Company, however, has adopted the disclosure provisions of SFAS No. 148 as presented in “Stock-Based Compensation” in Note 1 “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The disclosure provisions of the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002, and applicable disclosures are presented in Notes 1, 3, 5 and 9 of the Consolidated Financial Statements. The initial recognition and initial measurement provisions of this Interpretation were effective during the beginning of fiscal 2003. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement were effective for new restructuring activities subsequent to December 31, 2002. The adoption of SFAS No. 146 affects the timing of the recognition of future costs associated with exit or disposal activities and did not affect previous charges related to such activities. The adoption of this Statement impacted the timing of recognition of liabilities associated with the fourth quarter of 2003 integration and productivity improvement initiatives detailed in Note 11 “Components of Other Income and Expense,” to the Consolidated Financial Statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 were effective at the beginning of 2003. All other provisions were effective May 16, 2002. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement were effective at the beginning of fiscal 2003. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

SAFE HARBOR STATEMENT

Except for historical information contained herein, the matters discussed in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this annual report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events. Words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “may,” “plan,” “project,” “will,” and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Certain of such risks and uncertainties are described in more detail in Exhibit 99.1 hereto, which is incorporated by reference, and include, but are not limited to, risks and uncertainties relating to worldwide and local economic conditions, investment in new production facilities, timely development and successful market acceptance of new products, price and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, fluctuations in pension, insurance and benefit costs, successful integration of new acquisitions, projections related to estimated cost savings from integration and productivity improvement actions, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings including the U.S. Department of Justice criminal investigation into competitive practices in the label stock industry and any related proceedings pertaining to the subject matter including purported class actions related to alleged disclosure violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the investigation, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign exchange rates, ability to estimate the impact of foreign currency on financial results and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of Severe Acute Respiratory Syndrome (“SARS”) on the economy, the Company’s customers and business, and other factors.

Any forward-looking statements should also be considered in light of the factors detailed in Exhibit 99.1 in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

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

The Company’s objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve its objectives, the Company may periodically use interest rate contracts to manage net exposure to interest rate changes related to its borrowings. In connection with the issuance of the $250 million 10-year Senior Notes, the Company settled a forward starting interest rate swap at a loss of approximately $32.5 million. The loss is currently being amortized to interest expense over 10 years, which corresponds to the term of the related debt. The Company entered into the interest rate swap in May 2002 to secure the interest rate on the Company’s anticipated long-term debt issuance. The principal amount hedged was $250 million. Because of a shift in interest rates, an unrealized loss of approximately $37.4 million was included in other comprehensive loss at the end of 2002.

In the normal course of operations, the Company also faces other risks that are either nonfinancial or nonquantifiable. Such risks principally include changes in economic or political conditions, other risks associated with foreign operations, commodity price risk and litigation risks, which are not represented in the analyses that follow.

Foreign Exchange Value-at-Risk

The Company uses a Value-At-Risk (“VAR”) model to determine the estimated maximum potential one-day loss in earnings associated with both its foreign exchange positions and contracts. This approach assumes that market rates or prices for foreign exchange positions and contracts are normally distributed. The VAR model estimates were made assuming normal market conditions. Firm commitments, receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were included in the model. Forecasted transactions, which certain of these instruments are intended to hedge, were excluded from the model. The VAR was estimated using a variance-covariance methodology based on historical volatility for each currency. The volatility and correlation used in the calculation were based on two-year historical data obtained from one of the Company’s domestic banks. A 95 percent confidence level was used for a one-day time horizon.

The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

The estimated maximum potential one-day loss in earnings for the Company’s foreign exchange positions and contracts was $3.2 million at year end 2003.

Interest Rate Sensitivity

An assumed 20 basis point move in interest rates (10 percent of the Company’s weighted-average floating rate interest rate) affecting the Company’s variable-rate borrowings would have had an immaterial effect on the Company’s 2003 earnings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is contained in Avery Dennison’s Consolidated Financial Statements and the Notes thereto appearing on pages 47 through 74, and in the Report of Independent Auditors on page 75 of Avery Dennison’s 2003 Annual Report and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in the Company’s headquarters in Pasadena, California. As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this report.

Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors called for by this item is incorporated by reference from pages 2-4 and 7 of the 2004 Proxy Statement, filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 15 of the 2004 Proxy Statement.

The Company has adopted a Code of Ethics (the “Code”). The Code applies to the Company’s Chief Executive Officer, Chief Financial Officer and Controller. The Code is available on the Company’s website, www.averydennison.com, in the “Investors” section. The Company will satisfy any disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, any provision of the Code that applies to these officers disclosing the nature of such amendment or waiver on its website or in a current report on Form 8-K. The Company has also updated its Code of Ethics and Business Conduct, which applies to the directors and all employees and which is also available on the Company’s website in the “Investors” section. The Company’s website address provided above is not intended to function as a hyperlink, and the contents of the website are not a part of this Form 10-K, nor are they incorporated by reference herein.

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by items 11, 12, 13 and 14 is incorporated by reference from pages 5 through 25 of the 2004 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedule and Exhibits

(1) (2)  Financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule.

(3)  Exhibits filed as a part of this report are listed in the Exhibit Index, which follows the financial statements and schedules referred to above. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) is identified in the Exhibit Index.

(b)  Reports on Form 8-K:

Registrant furnished a current report on Form 8-K on October 21, 2003, providing a copy of a news release relating to its financial results for the quarter ending September 27, 2003.

Registrant furnished a current report on Form 8-K on December 16, 2003, announcing that in connection with certain antitrust complaints against the Registrant and certain other label stock manufacturers (“Defendants”), the Defendants had filed a joint initial pre-trial conference brief in the U.S. Federal District Court for the Middle District of Pennsylvania.

Registrant furnished a current report on Form 8-K on January 27, 2004, providing a copy of a news release relating to its financial results for the quarter ending December 27, 2003.

(c)  Those Exhibits and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

(d)  Those financial statement schedules required by Regulation S-X which are excluded from Registrant’s 2003 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedule to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

By:	/s/ DANIEL R. O’BRYANT
Daniel R. O’Bryant Senior Vice President, Finance and Chief Financial Officer

Dated:    March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ PHILIP M. NEAL Philip M. Neal	Chairman and Chief Executive Officer, Director	March 11, 2004

/s/ DEAN A. SCARBOROUGH Dean A. Scarborough	President and Chief Operating Officer, Director	March 11, 2004

/s/ DANIEL R. O’BRYANT Daniel R. O’Bryant	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 11, 2004

/s/ MICHAEL A. SKOVRAN Michael A. Skovran	Vice President and Controller (Principal Accounting Officer)	March 11, 2004

Signature	Title	Date

/s/ PETER K. BARKER Peter K. Barker	Director	March 11, 2004

/s/ FRANK V. CAHOUET Frank V. Cahouet	Director	March 11, 2004

/s/ RICHARD M. FERRY Richard M. Ferry	Director	March 11, 2004

/s/ BRUCE E. KARATZ Bruce E. Karatz	Director	March 11, 2004

/s/ KENT KRESA Kent Kresa	Director	March 11, 2004

/s/ CHARLES D. MILLER Charles D. Miller	Director	March 11, 2004

/s/ PETER W. MULLIN Peter W. Mullin	Director	March 11, 2004

/s/ DAVID E. I. PYOTT David E. I. Pyott	Director	March 11, 2004

/s/ JULIA A. STEWART Julia A. Stewart	Director	March 11, 2004

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

	Reference (page)
	Form 10-K Annual Report	Annual Report to Shareholders
Data incorporated by reference from the attached portions of the 2003 Annual Report to Shareholders of Avery Dennison Corporation:
Report of Independent Auditors	—	75
Consolidated Balance Sheet at December 27, 2003 and December 28, 2002	—	47
Consolidated Statement of Income for 2003, 2002 and 2001	—	48
Consolidated Statement of Shareholders’ Equity for 2003, 2002 and 2001	—	49
Consolidated Statement of Cash Flows for 2003, 2002 and 2001	—	50
Notes to Consolidated Financial Statements	—	51-74

The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments representing less than 20 percent are accounted for using the cost method of accounting. Investments in certain affiliates (20 percent to 50 percent) are accounted for by the equity method of accounting.

With the exception of the consolidated financial statements and the report of independent auditors thereon listed in the above index, and certain information referred to in Items 1, 5 and 6, which information is included in the 2003 Annual Report and is incorporated herein by reference, the 2003 Annual Report is not to be deemed “filed” as part of this report.

	Form 10-K Annual Report	Annual Report to Shareholders
Data submitted herewith:
Report of Independent Auditors on Financial Statement Schedule	S-2	—
Financial Statement Schedules
II—Valuation and Qualifying Accounts and Reserves	S-3	—
Consent of Independent Accountants	S-4	—

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Avery Dennison Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 27, 2004 appearing in the 2003 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

          PricewaterhouseCoopers LLP

Los Angeles, California

January 27, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	From Acquisitions	Deductions From Reserves	Balance at End of Year
2003
Allowance for doubtful accounts	$25.1	$10.2	$.6	$(6.0)	$29.9
Allowance for sales returns	20.8	15.3	—	(11.8)	24.3
Inventory reserve	40.8	24.3	3.4	(18.7)	49.8
2002
Allowance for doubtful accounts	$17.7	$13.4	$5.6	$(11.6)	$25.1
Allowance for sales returns	19.5	17.2	.6	(16.5)	20.8
Inventory reserve	34.8	14.9	7.9	(16.8)	40.8
2001
Allowance for doubtful accounts	$19.3	$11.2	$.3	$(13.1)	$17.7
Allowance for sales returns	17.9	9.8	—	(8.2)	19.5
Inventory reserve	30.3	15.4	1.0	(11.9)	34.8

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-38905, 333-64558 and 333-103204) and Form S-8 (File Nos. 33-1132, 33-3645, 33-41238, 33-45376, 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 333-107371, 333-107372 and 333-109814) of Avery Dennison Corporation of our report dated January 27, 2004 relating to the financial statements, which appears in the 2003 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 27, 2004 relating to the financial statement schedule, which appears in this Form 10-K.

/s/    PRICEWATERHOUSECOOPERS LLP

          PricewaterhouseCoopers LLP

Los Angeles, California

March 11, 2004

AVERY DENNISON CORPORATION

EXHIBIT INDEX

For the Year Ended December 27, 2003

INCORPORATED BY REFERENCE:

Exhibit No.	Item	Originally Filed as Exhibit No.	Document(1)
(3.1)	Restated Certificate of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State	3(i)	Third Quarterly report for 2002 on Form 10-Q, filed November 12, 2002

(3.2)	By-laws, as amended	3(ii)	2002 Annual Report on Form 10-K, filed March 28, 2003

(4.1)	Rights Agreement dated as of October 23, 1997		Current Report on Form 8-K, filed October 23, 1997

(4.2)	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “Indenture”)		Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

(4.2.1)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes” under the Indenture	4.3	Current Report on Form 8-K, filed March 25, 1991

(4.2.2)	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

(4.2.3)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes” under the Indenture, as amended by the Supplemental Indenture	4.5	Current Report on Form 8-K, filed April 7, 1993

(4.2.4)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series B” under the Indenture, as amended by the Supplemental Indenture	4.6	Current Report on Form 8-K, filed March 29, 1994

(4.2.5)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the Indenture, as amended by the Supplemental Indenture	4.7	Current Report on Form 8-K, filed May 12, 1995

(4.2.6)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the Indenture, as amended by the Supplemental Indenture	4.8	Current Report on Form 8-K, filed December 16, 1996

i

Exhibit No.	Item	Originally Filed as Exhibit No.	Document(1)
(4.3)	Indenture dated July 3, 2001 between Registrant and J.P.Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee (“2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

(4.3.1)	Officers’ Certificate establishing two series of Securities entitled “4.875% Notes due 2013” and “6.000% Notes due 2033”, respectively, each under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003

(4.3.2)	4.875% Notes Due 2013	4.3	Current Report on Form 8-K, filed January 16, 2003

(4.3.3)	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

(10.3)	*Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982

(10.5)	*Executive Medical and Dental Plan (description)	10.5	1981 Annual Report on Form 10-K, filed February 29, 1982

(10.6)	*Executive Financial Counseling Service (description)	10.6	1981 Annual Report on Form 10-K, filed February 29, 1982

(10.8.2)	*Agreement with P.M. Neal	10.8.2	1998 Annual Report on Form 10-K, filed March 31, 1999

(10.8.3)	*Agreement with R.G. van Schoonenberg	10.8.3	1996 Annual Report on Form 10-K, filed March 28, 1997

(10.8.4)	*Form of Employment Agreement	10.8.4	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.9)	*Executive Group Life Insurance Plan	10.9	1982 Annual Report on Form 10-K, filed February 25, 1983

(10.10)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10	1986 Annual Report on Form 10-K, filed on February 27, 1987

(10.10.1)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.11)	*Amended and Restated Supplemental Executive Retirement Plan (“SERP”)	10.11.1	1998 Annual Report on From 10-K, filed March 31, 1999

(10.11.2)	*Letter of Grant to Philip M. Neal under SERP	10.11.2	1998 Annual Report on From 10-K, filed March 31, 1999

(10.12)	*Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995

Exhibit No.	Item	Originally Filed as Exhibit No.	Document(1)

(10.13)	*Retirement Plan for Directors, amended and restated	10.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.15)	*Director Equity Plan, amended and restated (“Director Plan”)	10.15.4	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.16)	*Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.16.1)	*Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.17)	*Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.18)	*Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan (“DVDCP”)	10.18	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.18.1)	*Amendment No. 1 to DVDCP	10.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.19)	*1990 Stock Option and Incentive Plan (“1990 Plan”)	10.19	1989 Annual Report on Form 10-K, filed February 27, 1990

(10.19.1)	*Amendment No. 1 to 1990 Plan	10.19.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.19.2)	*Amendment No. 2 to 1990 Plan	10.19.5	1996 Annual Report on Form 10-K, filed March 28, 1997

(10.19.3)	*Employee Stock Option and Incentive Plan, amended and restated (“Stock Option Plan”)	10.19.6	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.21)	*Stock Incentive Plan, amended and restated (“Stock Incentive Plan”)	10.21.2	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.21.1)	*Forms of NQSO Agreement under the Stock Incentive Plan	10.21.3	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.27)	*Executive Long-Term Incentive Plan (“LTIP”)	10.27	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.28)	*Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.28.1)	*Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.28.2)	*Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.29)	*Executive Leadership Compensation Plan (“ELCP”)	10.29	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.29.1)	*Amendment No. 1 to ELCP	10.29.1	2001 Annual Report on Form 10-K, filed March 4, 2002

Exhibit No.	Item	Originally Filed as Exhibit No.	Document(1)

(10.30)	*Senior Executive Leadership Compensation Plan (“SELCP”)	10.30	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.30.1)	*Amendment No. 1 to SELCP	10.30.1	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.31)	*Executive Variable Deferred Retirement Plan (“EVDRP”)	10.31	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.31.1)	*Amended and Restated EVDRP	10.31.1	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.31.2)	*Amendment No. 1 to EVDRP	10.31.2	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.31.3)	*Amendment No. 2 to EVDRP	10.31.3	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.31.4)	*2004 EVDRP		Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 3003

(10.32)	*Benefits Restoration Plan, amended and restated (“BRP”)	10.32.1	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.33)	*Restated Trust Agreement for Employee Stock Benefit Trust	10.33.1	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.33.1)	*Common Stock Purchase Agreement	10.2	Current Report on Form 8-K, filed October 25, 1996

(10.33.2)	*Restated Promissory Note	10.33.3	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.34)	*Amended and Restated Capital Accumulation Plan (“CAP”)	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.34.1)	*Trust under CAP	4.2	Registration Statement on Form S-8 (File No. 333-38707), filed October 24, 1997

(10.34.2)	*Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.34.3)	*Amendment No. 2 to CAP	10.34.3	2001 Annual Report on Form 10-K, filed March 4, 2002

(1)	Unless otherwise noted, the File Number for all documents is File No. 1-7685.
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).

SUBMITTED HEREWITH:

Exhibit No.	Item

3.2	Bylaws, as amended on December 4, 2003

10.15.1	*Form of Non-Employee Director Stock Option Agreement under Director Plan

10.19.4	*Amendment No. 1 to Stock Option Plan

10.19.5	*Forms of NQSO Agreement under Stock Option Plan

10.27.1	*LTIP, amended and restated

10.29.2	*ELCP, amended and restated

10.30.2	*SELCP, amended and restated

10.31.5	*EVDRP, amended and restated

12	Computation of Ratio of Earnings to Fixed Changes

13	Portions of Annual Report to Shareholders for fiscal year ended December 27, 2003

21	List of Subsidiaries

23	Consent of Independent Accountants (see page S-4)

24	Power of Attorney

31.1	Philip M. Neal Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Daniel R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Philip M. Neal Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Daniel R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

99.2	Stock Ownership Policy

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).

STATEMENT AND AGREEMENT REGARDING

LONG-TERM DEBT OF REGISTRANT

Except as indicated above, Registrant has no instrument with respect to long-term debt under which securities authorized thereunder equal or exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of its long-term debt instruments to the Commission upon request.