Form 10-Q
period 2004-03-27
AVERY DENNISON CORPORATION
filed 2004-05-06
CIK 8818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004.

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

Number of shares of $1 par value common stock outstanding as of April 24, 2004: 110,463,842

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2004 FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in millions)

(Unaudited)

	March 27, 2004	December 27, 2003

ASSETS
Current assets:
Cash and cash equivalents	$31.3	$29.5
Trade accounts receivable, less allowances of $54.7 and $54.2 for 2004 and 2003, respectively	816.0	833.2
Inventories, net	424.1	406.1
Deferred taxes	28.7	29.5
Other current assets	116.4	142.6

Total current assets	1,416.5	1,440.9
Property, plant and equipment	2,521.5	2,500.3
Accumulated depreciation	1,230.3	1,210.5

Property, plant and equipment, net	1,291.2	1,289.8
Goodwill	716.3	716.6
Other intangibles resulting from business acquisitions, net	147.7	151.3
Other assets	505.5	506.7

	$4,077.2	$4,105.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$410.5	$292.6
Accounts payable	548.1	548.5
Other current liabilities	474.4	654.9

Total current liabilities	1,433.0	1,496.0
Long-term debt	887.1	887.7
Non-current deferred taxes and other long-term liabilities	405.9	402.9
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, $1 par value; authorized — 400,000,000 shares at March 27, 2004 and December 27, 2003; issued — 124,126,624 shares at March 27, 2004 and December 27, 2003; outstanding — 99,792,276 shares and 99,569,383 shares at March 27, 2004 and December 27, 2003, respectively	124.1	124.1
Capital in excess of par value	776.2	703.7
Retained earnings	1,784.3	1,772.5
Cost of unallocated ESOP shares	(11.6)	(11.6)
Employee stock trusts, 10,669,766 shares at March 27, 2004 and 10,897,033 shares at December 27, 2003	(654.0)	(595.4)
Treasury stock at cost, 13,664,582 shares at March 27, 2004 and 13,660,208 shares at December 27, 2003	(597.2)	(597.0)
Accumulated other comprehensive loss, net of tax	(70.6)	(77.6)

Total shareholders’ equity	1,351.2	1,318.7

	$4,077.2	$4,105.3

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003

Net sales	$1,246.7	$1,135.2
Cost of products sold	880.2	776.8

Gross profit	366.5	358.4
Marketing, general and administrative expense	257.9	247.1
Interest expense	14.7	14.9
Other expense	21.4	–

Income from continuing operations before taxes	72.5	96.4
Taxes on income	19.9	28.0

Income from continuing operations	52.6	68.4
Income from discontinued operations, net of tax	–	2.4

Net income	$ 52.6	$ 70.8

Per share amounts:
Net income per common share:
Continuing operations	$ .53	$ .69
Discontinued operations	–	.02

Net income per common share	$ .53	$ .71

Net income per common share, assuming dilution:
Continuing operations	$ .52	$ .68
Discontinued operations	–	.03

Net income per common share, assuming dilution	$ .52	$ .71

Dividends	$ .37	$ .36

Average shares outstanding:
Common shares	99.7	99.3
Common shares, assuming dilution	100.3	100.0

Common shares outstanding at period end	99.8	99.4

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003

Operating Activities:
Net income	$52.6	$70.8
Less: income from discontinued operations	–	2.4

Income from continuing operations	52.6	68.4
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	36.9	34.8
Amortization	9.3	8.8
Deferred taxes	.8	(8.3)
Asset impairment and net loss on sale of assets	6.1	–
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(40.2)	(68.5)

Net cash provided by operating activities	65.5	35.2

Investing Activities:
Purchase of property, plant and equipment	(37.9)	(40.5)
Purchase of software and other assets	(6.3)	(7.4)
Payments for acquisitions	(2.3)	(6.6)
Proceeds from sale of assets	.9	4.4
Other	(2.5)	(.2)

Net cash used in investing activities	(48.1)	(50.3)

Financing Activities:
Additional borrowings	123.2	428.4
Payments of debt	(110.1)	(369.7)
Dividends paid	(40.9)	(39.8)
Purchase of treasury stock	(.3)	(.1)
Proceeds from exercise of stock options, net	8.1	1.7
Other	3.9	4.2

Net cash (used in) provided by financing activities	(16.1)	24.7

Effect of foreign currency translation on cash balances	.5	.8

Increase in cash and cash equivalents	1.8	10.4
Cash and cash equivalents, beginning of period	29.5	22.8

Cash and cash equivalents, end of period	$31.3	$33.2

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Avery Dennison Corporation’s (the “Company”) interim results. Certain prior year amounts have been reclassified to conform to the current year presentation, including the presentation of discontinued operations from the 2003 sale of the Company’s package label converting business in Europe as discussed in detail in Note 2 “Discontinued Operations.” The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company’s 2003 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

The first quarters of 2004 and 2003 consisted of thirteen-week periods ending March 27, 2004 and March 29, 2003, respectively. The interim results of operations are not necessarily indicative of future financial results.

2.	Discontinued Operations

In October 2003, the Company completed the sale of its package label converting business in Europe, which consisted of two package label converting facilities in Denmark, as well as a package label converting facility in France. Accordingly, the results for this business were accounted for as discontinued operations for all periods presented prior to October 2003. This business was previously reported in the Company’s Consumer and Converted Products segment.

A summarized combined statement of income for discontinued operations is as follows:

(In millions)	Three Months Ended March 29, 2003

Net sales	$15.4

Income before taxes	$ 3.3
Taxes on income	.9

Income from discontinued operations, net of tax	$ 2.4

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions

Changes in the net carrying amount of goodwill from continuing operations for the periods shown, by reportable segment, are as follows:

(In millions)	Consumer and Converted Products	Pressure-sensitive Adhesives and Materials	Total

Balance as of December 28, 2002	$325.9	$292.3	$618.2
Goodwill acquired during the period	.7	6.3	7.0
Acquisition adjustments(1)	12.1	20.4	32.5
Divestiture	(.9)	–	(.9)
Translation adjustments	17.9	41.9	59.8

Balance as of December 27, 2003	$355.7	$360.9	$716.6
Goodwill acquired during the period	1.7	–	1.7
Acquisition adjustments(2)	(3.6)	–	(3.6)
Translation adjustments	1.1	.5	1.6

Balance as of March 27, 2004	$354.9	$361.4	$716.3

(1)	Acquisition adjustments consist of changes in goodwill from purchase price allocations associated with the RVL Packaging, Inc (“RVL”), L&E Packaging (“L&E”) and Jackstädt GmbH (“Jackstädt”) acquisitions in 2002.
(2)	Acquisition adjustments consist of changes in goodwill for tax allocations associated with RVL.

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions (continued)

As part of the Jackstädt purchase price allocations in 2003 and 2002, the Company recognized certain costs related to exit activities and integration costs. These costs totaling approximately $25 million were recognized as part of the assumed liabilities and included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. At March 27, 2004, approximately $2.5 million remained accrued. The costs were primarily related to severance costs for involuntary terminations of approximately 560 employees of Jackstädt, to be paid through the end of 2004. Of the total positions eliminated under these actions, all of the employees had left the Company at the end of 2003. Also included were lease exit costs and costs to terminate contracts with sales agents.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions, at March 27, 2004 and December 27, 2003, which continue to be amortized:

	March 27, 2004			December 27, 2003
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable other intangible assets:
Tradenames and trademarks	$42.7	$19.9	$22.8	$42.7	$18.5	$24.2
Patented and other acquired technology	65.4	13.9	51.5	65.4	13.0	52.4
Customer relationships	84.0	12.3	71.7	84.1	11.3	72.8
Other intangibles	4.4	2.7	1.7	4.4	2.5	1.9

Total	$196.5	$48.8	$147.7	$196.6	$45.3	$151.3

Amortization expense on other intangible assets resulting from business acquisitions was $3.5 million and $3.2 million for the three months ended March 27, 2004 and March 29, 2003, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are twelve years for tradenames and trademarks, nineteen years for patented and other acquired technology, twenty-three years for customer relationships, seven years for other intangibles and nineteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and for each of the next four succeeding fiscal years, is expected to be approximately $14 million, $13 million, $12 million, $9 million and $8 million, respectively.

4.	Net Income Per Share

Net income per common share amounts were computed as follows:

(In millions, except per share amounts)	March 27, 2004	March 29, 2003

(A) Income from continuing operations	$52.6	$68.4
(B) Income from discontinued operations	—	2.4

(C) Net income available to common shareholders	52.6	70.8

(D) Weighted average number of common shares outstanding	99.7	99.3
Additional common shares issuable under employee stock options using the treasury stock method	.6	.7

(E) Weighted average number of common shares outstanding assuming the exercise of stock options	100.3	100.0

Income from continuing operations per common share (A) ÷ (D)	$.53	$.69
Income from discontinued operations per common share (B) ÷ (D)	—	.02

Net income per common share (C) ÷ (D)	$.53	$.71

Income from continuing operations per common share, assuming dilution (A) ÷ (E)	$.52	$.68
Income from discontinued operations per common share, assuming dilution (B) ÷ (E)	—	.03

Net income per common share, assuming dilution (C) ÷ (E)	$.52	$.71

Certain employee stock options were not included in the computation of net income per common share, assuming dilution, because these options would not have had a dilutive effect. The number of stock options excluded from the computation was 1.4 million and 1.5 million for the three months ended March 27, 2004 and March 29, 2003, respectively.

5.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability, net of tax and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $59.6 million and $99.2 million for the three months ended March 27, 2004 and March 29, 2003, respectively.

The components of accumulated other comprehensive loss, net of tax, at the end of the periods presented were as follows:

(In millions)	March 27, 2004	December 27, 2003

Foreign currency translation adjustment	$47.3	$39.3
Minimum pension liability	(96.0)	(96.0)
Net loss on derivative instruments designated as cash flow and firm commitment instruments	(21.9)	(20.9)

Total accumulated other comprehensive loss	$(70.6)	$(77.6)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, were as follows:

(In millions)	March 27, 2004

Beginning accumulated derivative loss	$(20.9)
Net loss reclassified to earnings	.8
Net change in the revaluation of hedging transactions	(1.8)

Ending accumulated derivative loss	$(21.9)

6.	Stock-Based Compensation

The Company’s policy is to price all stock option grants at fair market value on the date of grant. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123 using the Black-Scholes option-pricing model:

	Three Months Ended
(In millions, except per share amounts)	March 27, 2004	March 29, 2003

Net income, as reported	$52.6	$70.8
Compensation expense, net of tax	(4.2)	(4.7)

Net income, pro forma	$48.4	$66.1

Net income per share, as reported	$.53	$.71
Net income per share, assuming dilution, as reported	.52	.71

Pro forma net income per share	$.49	$.67
Pro forma net income per share, assuming dilution	.48	.66

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft that recommends the use of the binomial model in calculating the fair value of stock options. Using the binomial model, the impact of stock compensation expense to net income is not expected to be materially different from the Black-Scholes option-pricing model.

7.	Foreign Currency

Translation of financial statements of subsidiaries operating in hyperinflationary economies and transactions in foreign currencies resulted in a loss of $1.1 million and gain of $.6 million during the three months ended March 27, 2004 and March 29, 2003, respectively. Operations in hyperinflationary economies consist of the Company’s operations in Turkey and the Dominican Republic.

8.	Financial Instruments

The Company enters into certain foreign exchange forward, option and swap contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the United States of America. The Company also enters into certain interest rate contracts to manage its exposure to interest rate fluctuations.

During the three months ended March 27, 2004, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The reclassification from other comprehensive loss to earnings was a net loss of approximately $.8 million and a net gain of approximately $.4 million during the three months ended March 27, 2004 and March 29, 2003, respectively. A net loss of approximately $4.4 million is expected to be reclassified from other comprehensive loss to earnings within the next 12 months.

In connection with the issuance of the $250 million 10-year Senior Notes in January 2003, the Company settled the related forward starting interest rate swap at a loss of approximately $32.5 million. The loss is being amortized to interest expense over a 10-year period, which corresponds to the term of the related debt. The related interest expense recognized was $.6 million for each of the three-month periods ended March 27, 2004 and March 29, 2003. The Company estimates that the amortization for this loss will be approximately $2.5 million for 2004, which is part of the estimated reclassification described above.

9.	Inventories

Inventories consisted of:

(In millions)	March 27, 2004	December 27, 2003

Raw materials	$123.4	$124.8
Work-in-progress	100.8	92.7
Finished goods	216.2	204.6

Inventories at lower of FIFO cost or market (approximates replacement cost)	440.4	422.1
Less LIFO adjustment	(16.3)	(16.0)

	$424.1	$406.1

10.	Research and Development

Research and development expense for the three months ended March 27, 2004 and March 29, 2003 was $18.4 million and $18.7 million, respectively.

11.	Commitments and Contingencies

The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at eleven waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

11.	Commitments and Contingencies (continued)

The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.

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

In connection with the U.S. Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough and Simcic (CEO, President and Group Vice President – Roll Materials Worldwide, respectively). On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The Court’s decision incorporated a stipulation by the U.S. Department of Justice that the paper label industry is competitive.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. On January 21, 2004, plaintiff Pamco Tape & Label voluntarily dismissed its complaint, leaving a total of ten named plaintiffs. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the Court appointed a lead plaintiff and approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to Court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. There has been no discovery or other activity in the case and no trial date has been set. The Company intends to defend these matters vigorously.

11.	Commitments and Contingencies (continued)

On May 21, 2003, The Harman Press filed a purported class action in the Superior Court for the County of Los Angeles, California against the Company, UPM and UPM’s subsidiary Raflatac, seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint has been filed in the Superior Court for Maricopa County, Arizona. The Company intends to defend these matters vigorously.

On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practice in the label stock industry. The Company is cooperating in the investigation, and has produced documents in response to the subpoena.

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

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At March 27, 2004, the Company had guaranteed approximately $10 million.

The Company guaranteed approximately $18 million of certain foreign subsidiaries’ obligations to their suppliers as of March 27, 2004.

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. This obligation of $101.5 million was included in the “Other accrued liabilities” line in the Consolidated Balance Sheet at December 27, 2003. The Company paid the entire obligation in February 2004 for $105.8 million, which included the impact of foreign currency translation.

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

11.	Commitments and Contingencies (continued)

Product warranty liabilities were as follows:

(In millions)	Total

Balance as of December 28, 2002	$1.4
Accruals for warranties issued	3.2
Payments	(2.1)

Balance as of December 27, 2003	$2.5
Accruals for warranties issued	.5
Payments	(.7)

Balance as of March 27, 2004	$2.3

In February 2003, the Company entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. In the opinion of management, the amount guaranteed will not significantly impact the consolidated financial position of the Company.

In connection with the L&E acquisition in 2002, the Company issued 743,108 shares at $63.08 per share. In the event the value of the Company’s common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, the Company may be obligated to pay the difference in value, in the form of cash or common shares, to L&E.

12.	Components of Other Expense and Cost Reduction Actions

The Company recorded a pretax charge of $21.4 million in the first quarter of 2004 relating to restructuring costs and asset impairment charges as part of the Company’s ongoing integration of the Jackstädt acquisition in the Company’s Pressure-sensitive Adhesives and Materials segment. The charge included severance and related costs of $15.9 million, which represent cash paid or to be paid to employees terminated under these actions involving the elimination of approximately 210 positions. At March 27, 2004, $14.9 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet), and approximately 25 employees had left the Company. Also, included in the charge was $2.9 million related to impairment of software and $2.6 million related to impairment and planned disposition of machinery and equipment. The Company expects to complete these actions in 2004 and final payments will be made in 2005.

The Company recorded a pretax charge of $34.3 million in the fourth quarter of 2003 relating to integration actions and productivity improvement initiatives, as well as net losses associated with several product line divestitures. The 2003 charge involved both of the Company’s operating segments. Approximately 530 positions worldwide were eliminated resulting in a pretax charge of $22 million in employee severance and related costs. The positions eliminated included approximately 180 employees in the Pressure-sensitive Adhesives and Materials segment, approximately 335 employees in the Consumer and Converted Products segment, and approximately 15 Corporate employees. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At March 27, 2004, $11.2 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet) and of the approximately 530 positions affected under these actions, approximately 365 employees (approximately 245 employees from the Consumer and Converted Products segment, approximately 110 employees from the Pressure-sensitive Adhesives and Materials segment, and approximately 10 Corporate employees) had left the Company. The Company expects to complete these actions in 2004 and final payments will be made in 2005.

12.	Components of Other Expense and Cost Reduction Actions (continued)

Also included in the fourth quarter of 2003 was a pretax charge of $8.2 million for asset impairments, planned disposition of land, buildings, machinery and equipment, lease cancellation charges and other associated costs. Of this charge, $4.2 million related to impairment of production software assets, $3.4 million related to planned disposition for property, plant and equipment ($2.5 million for buildings and land and $.9 million for machinery and equipment), $.3 million related to lease cancellation costs and $.3 million for other associated costs. The Company expects to pay the lease cancellation costs in 2004.

As part of the fourth quarter 2002 cost reduction actions, the Company recorded a $10.7 million pretax charge in the fourth quarter of 2002 relating to severance and related costs for approximately 300 positions worldwide. The 2002 charge involved cost reduction actions and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. The positions eliminated included approximately 80 employees in the Pressure-sensitive Adhesives and Materials segment and approximately 220 employees in the Consumer and Converted Products segment. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At the end of the first quarter 2004, $.6 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet). At the end of the first quarter 2004, of the approximately 300 positions affected under these actions, approximately 295 employees (approximately 220 employees from the Consumer and Converted Products segment and approximately 75 employees from the Pressure-sensitive Adhesives and Materials segment) had left the Company. The Company expects to complete these actions in 2004.

The Company also recorded a $6.2 million pretax charge in the fourth quarter of 2002 for the disposition of machinery and equipment related to a reduction of costs in the reflective business, as well as the Jackstädt integration. The charge related entirely to assets owned by the Company prior to the acquisition of Jackstädt.

In the third quarter of 2002, the Company recorded lease cancellation costs of $3.9 million. The Company expects to pay the lease cancellation costs through 2011. The lease contracts extend for a period of up to eight years at which time the accruals for these leases will be fully utilized.

The table below details lease cancellation cost activities:

(In millions)	Total

Balance as of December 28, 2002	$ 3.7
Additional accrual	.3
Cancellation costs paid	(.9)

Balance as of December 27, 2003	3.1
Additional accrual	–
Cancellation costs paid	(1.5)

Balance as of March 27, 2004	$ 1.6

13. Pensions and Other Postretirement Benefits

The following table sets forth the components of net periodic benefit (income) cost for the three months ended:

	Pension Benefits				Postretirement Health Benefits

	March 27, 2004		March 29, 2003		March 27, 2004	March 29, 2003

(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.

Components of net periodic benefit (income) cost:
Service cost	$4.1	$2.5	$3.1	$2.2	$.5	$.3
Interest cost	6.3	4.5	6.3	3.8	.6	.7
Expected return on plan assets	(10.3)	(5.2)	(10.1)	(4.8)	–	–
Recognized net actuarial (gain) loss	.7	.6	(.1)	.3	.3	.2
Amortization of prior service cost	–	.1	–	.1	(.2)	(.1)
Amortization of transition obligation or asset	(.1)	(.3)	(.1)	(.3)	–	–

Net periodic benefit (income) cost	$.7	$2.2	$(.9)	$1.3	$1.2	$1.1

The Company contributed $.4 million to its U.S. pension plans and $1 million to its postretirement benefit plan during the three months ended March 27, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (“the 2003 Medicare Act”) was enacted by the U.S. federal government. The 2003 Medicare Act provides a federal subsidy to sponsors of retiree health benefit plans, which meet certain qualifications that indicated such plans are at least actuarially equivalent to Medicare. In accordance with the FASB Staff Position No.106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer accounting for the 2003 Medicare Act related to its postretirement health benefits plan. As such, the effects of the 2003 Medicare Act were not included in the Company’s calculations of accumulated periodic benefit obligation or net periodic postretirement benefit cost included in these consolidated financial statements. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information.

14. Segment Information

Financial information by operating segment from continuing operations is set forth below:

	Three Months Ended
(In millions)	March 27, 2004	March 29, 2003(3)

Net sales:
Pressure-sensitive Adhesives and Materials	$846.3	$724.3
Consumer and Converted Products	442.0	458.0
Intersegment(1)	(41.6)	(47.1)

Net sales	$1,246.7	$1,135.2

Income from continuing operations before taxes:
Pressure-sensitive Adhesives and Materials(2)	$47.8	$60.6
Consumer and Converted Products	51.2	65.4
Corporate administrative and research and development expenses	(11.8)	(14.7)

Interest expense	(14.7)	(14.9)

Income from continuing operations before taxes	$72.5	$96.4

(1)	The majority of intersegment sales represents sales from the Pressure-sensitive Adhesives and Materials segment to the Consumer and Converted Products segment.
(2)	Operating income for the first quarter of 2004 includes restructuring costs and asset impairment charges of $21.4 million pretax. See Note 12 “Components of Other Expense and Cost Reduction Actions,” for further information.
(3)	Certain prior year amounts have been reclassified to conform with the 2004 financial statement presentation.

15.	Recent Accounting Requirements

In March 2004, the consensus of Emerging Issues Task Force (EITF) Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement 128,” was published. EITF Issue No. 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of the original SFAS No. 132 will remain in effect until the provisions of this Statement are adopted. Certain new provisions are effective for financial statements with fiscal years ending after December 15, 2003, while other provisions are effective for fiscal years ending after June 15, 2004. The interim period disclosures are effective for interim periods beginning after December 15, 2003. See Note 13 “Pensions and Other Postretirement Benefits,” for disclosures required under the revised SFAS No. 132.

In December 2003, the FASB reissued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation are effective for the Company for interim periods ending after March 15, 2004. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Avery Dennison Corporation’s (the “Company”) sales from continuing operations for the first three months in 2004 increased 10 percent compared to the first three months of 2003 to $1.2 billion, due to the benefit of foreign currency translation and unit volume growth. Net income and diluted earnings per share decreased approximately $18 million and $.19 per share, respectively. The decline in earnings compared to sales was due to the impact of the restructuring and asset impairment charges totaling $21.4 million pretax during the first quarter of 2004, associated with the Jackstädt GmbH (“Jackstädt”) integration. This action had a $.16 per share negative impact on earnings in the first quarter. Additionally, the Company’s profitability was negatively affected by a decline in the Company’s gross profit margin (see “Analysis of Results of Operations for the Quarter” below) in the first quarter of 2004.

Core unit volumes grew an estimated 4.5 percent in the first quarter of 2004, compared to an estimated 4 percent to 4.5 percent in the same period in 2003. (Core unit volume growth is a measure of sales performance that excludes the estimated impact of acquisitions, divestitures, changes in product mix and pricing and currency translation. Management uses this measure to evaluate underlying demand for the Company’s products and services, and to assess sales trends over time.) Sales growth in the Company’s Pressure-sensitive Adhesives and Materials segment was partially offset by lower sales in the Consumer and Converted Products segment.

As a result of the divestiture of the Company’s package label converting business in Europe in October 2003 (discussed below in “Acquisitions and Divestitures”), the discussions which follow generally reflect summary results from the Company’s continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

Summary Results by Operating Segment

The Pressure-sensitive Adhesives and Materials segment reported a 17 percent increase in sales in the first three months of 2004 compared to 2003. Approximately 60 percent of the incremental sales in the first quarter of 2004 was due to the favorable impact of foreign currency translation. The balance of the incremental sales was attributable to higher sales in all businesses within the segment. Operating income (operating income refers to income before interest and taxes) for this segment decreased approximately $13 million or 21 percent compared to the first quarter of 2003, which included a pretax charge of approximately $21 million in 2004, related to restructuring costs and asset impairment charges associated with the Jackstädt integration. Operating income for the segment was also negatively impacted by transition costs for new manufacturing equipment in Europe, as well as the negative margin impact from the weakening of the British Pound (“GBP”) relative to the Euro compared to the first quarter of 2003.

The Consumer and Converted Products segment reported a 4 percent decrease in sales in the first three months of 2004 compared to 2003. Decreases in sales were partially offset by the benefit of foreign currency translation which represented approximately 4 percentage points of growth over the prior year. The sales decline was attributable to the Company’s office products business, reflecting the impact of customer inventory reductions (due largely to higher than usual orders by customers late in the preceding quarter), loss of market share with one major customer, loss of sales from discontinued product lines and the impact of continued weak business conditions, including the effect of lower prices. Operating income for this segment decreased approximately $14 million or 22 percent compared to the first quarter of 2003, due to lower sales.

Impact of Currency Exchange Rates

International operations constitute approximately 50 percent of the Company’s net sales. As a result, the Company is exposed to foreign currency exchange rate risk, and changes to foreign currency exchange rates will impact the Company’s financial results. As previously noted, the Company benefited from foreign currency translation during the first three months of 2004, particularly from the strength of the Euro against the U.S. dollar, representing approximately $85 million of growth in net sales compared to the first three months of 2003. The benefit of currency translation added approximately $.04 to diluted earnings per share in the first quarter of 2004. The benefit of currency translation was partially offset by the decline in operating margin associated with the weakening of the GBP relative to the Euro compared to the first quarter of 2003. Specifically, operating margin for products sold in the U.K. declined since selling prices were GBP-denominated, while raw materials were Euro-denominated.

Acquisitions and Divestitures

During the first quarter of 2004, the Company continued to integrate the operations of the 2002 acquisition of Jackstädt into the Company’s other existing businesses. The Company closed a roll materials plant in France during the first quarter, announced the closure of a manufacturing facility in Italy and recorded restructuring charges associated with severance and asset impairments. The Company expects to complete its integration actions in the second quarter of 2004. (See “Cost Reduction Actions” below.)

In October 2003, the Company completed the sale of its package label converting business in Europe, which consisted of two package label converting facilities in Denmark and a package label converting facility in France, which combined represented approximately $15 million in sales in the first quarter of 2003. The results from this business, which were previously reported in the Company’s Consumer and Converted Products segment, have been accounted for as discontinued operations for 2003.

Cost Reduction Actions

In the first quarter of 2004, the Company recorded pretax charges totaling $21.4 million associated with the Jackstädt integration for severance and impairment and planned disposition of machinery and equipment. The completion of the Jackstädt integration actions in 2004 will result in a total headcount reduction of approximately 500 positions by the end of the second quarter of 2004. Final restructuring charges associated with these actions are expected to be recognized during the second quarter of 2004. These actions are anticipated to result in annualized savings of approximately $25 million to $30 million.

In the fourth quarter of 2003, the Company recorded pretax charges totaling $34.3 million associated with productivity improvement initiatives, as well as the ongoing integration of the Jackstädt acquisition described above. The productivity improvement initiatives included headcount reductions of approximately 420 positions, approximately half of which impact the office products business. These productivity improvement initiatives are anticipated to yield annualized savings of approximately $25 million to $30 million when completed by the end of 2004.

In connection with the cost reduction actions described above, the Company realized approximately $3 million of savings in the first quarter of 2004.

See also Note 12 “Components of Other Expense and Cost Reduction Actions,” to the Consolidated Financial Statements for further detail.

Operating Expenses, Interest and Taxes

Marketing, general and administrative expenses increased 4 percent to $257.9 million in the first three months of 2004 compared to $247.1 million in the same period in 2003 due to the impact of foreign currency translation. Interest expense was $14.7 million for the first three months of 2004, compared to $14.9 million for the first three months of 2003.

The effective tax rate was 27.5 percent for the first quarter of 2004, consistent with the effective tax rate for the full year 2003.

Free Cash Flow

Free cash flow for the first quarter of 2004 increased $32.9 million to $27.6 million for the first quarter of 2004 compared to $(5.3 million) in the first quarter of 2003, due to net changes in assets and liabilities, as well as lower capital expenditures in 2004. See “Liquidity” below for more details. Free cash flow refers to cash flow from operating activities less spending on property, plant and equipment. Management utilizes free cash flow as a measurement tool to assess the cash flow available for other corporate purposes, such as dividends and debt service.

	Three Months Ended
(In millions)	March 27, 2004	March 29, 2003

Net cash provided by operating activities from continuing operations	$65.5	$35.2
Purchase of property, plant and equipment	(37.9)	(40.5)

Free cash flow	$27.6	$(5.3)

U.S. Department of Justice Investigation

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with the investigation. The Company is cooperating in the investigation. The Company is a named defendant in purported class actions seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the investigation. The Company is also a named defendant in purported stockholder class actions seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. These matters are reported in Note 11 “Commitments and Contingencies” to the Consolidated Financial Statements.

Outlook

In 2004, the Company anticipates increases in sales and net income resulting from core volume growth, as well as from its growth and productivity improvement initiatives. For 2004, the Company assumes improved global economic and market conditions and a benefit from foreign currency translation, based on its expectation that the average Euro to U.S. dollar exchange rate for 2004 will remain approximately at the current level for the remainder of the year.

The Company expects growth in the Pressure-sensitive Adhesives and Materials segment during 2004. The Company anticipates that raw material costs will continue to increase over the next twelve months. However, the Company expects to offset the increases in raw material costs by raising prices.

In the second quarter of 2004, the Company anticipates continued weakness in the Consumer and Converted Products segment, specifically in the office products business. However, the Company expects improvement in the second half of 2004 in the office products business through higher sales from new business with several customers, as well as the anticipated success of new product introductions. In addition, the Company expects higher sales in the retail information services business in the second quarter and the remainder of 2004.

The Company expects higher earnings in the second half of 2004 than in the first half, due to higher sales and savings associated with its cost reduction actions. In addition, the Company expects continued profitability improvement from its ongoing Six Sigma efforts, a program designed to improve productivity and quality, and other productivity initiatives.

Increases in annual pension, medical, and insurance costs are expected to be in the range of $13 million to $14 million before taxes during 2004, due in part to an estimated increase of $9 million for pension expense resulting from changes in actuarial assumptions. However, this increase could vary based upon the impact of foreign currency movements on expense. The Company also anticipates increased spending related to certain long-term growth initiatives.

The Company estimates that interest expense in 2004 will be comparable to 2003, subject to changes in interest rates. Anticipated increases in interest rates are expected to be offset by debt reductions in the second half of the year.

The Company anticipates that the effective tax rate will remain stable during 2004 at approximately 27.5 percent, subject to changes in the geographic mix of income.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE QUARTER

(In millions)	2004	2003

Net sales	$1,246.7	$1,135.2
Cost of products sold	880.2	776.8

Gross profit	366.5	358.4
Marketing, general and administrative expense	257.9	247.1
Interest expense	14.7	14.9
Other expense	21.4	—

Income from continuing operations before taxes	72.5	96.4
Taxes on income	19.9	28.0

Income from continuing operations	52.6	68.4
Income from discontinued operations, net of tax	—	2.4

Net income	$52.6	$70.8

Sales increased 10 percent to $1.2 billion in the first quarter of 2004, compared to $1.1 billion in the first quarter of 2003. The increase in sales in 2004 included a favorable impact of foreign currency translation (approximately $85 million).

Gross profit margins for the first quarters of 2004 and 2003 were 29.4 percent and 31.6 percent, respectively. The decrease in 2004 was partially due to changes in business and product mix within the Company’s operations. Sales in the lower gross profit margin businesses and product lines grew more rapidly than the higher gross profit margin businesses and product lines. The decrease also reflected transition costs for new manufacturing equipment in Europe, the impact of a difficult pricing environment and higher fixed cost as a percentage of sales (because fixed costs were not reduced commensurate with the declines in sales in the office products business). The negative margin impact of these factors was partially offset by productivity improvement initiatives.

Marketing, general and administrative expense as a percent of sales decreased to 20.7 percent in the first quarter of 2004 from 21.8 percent in the first quarter of 2003 due to increased sales in 2004. The absolute amount of expenses increased approximately $11 million due to the impact of foreign currency translation.

The Company recorded pretax charges totaling $21.4 million in the first quarter of 2004 related to severance (approximately $15.9 million) and planned disposition of machinery and equipment (approximately $5.5 million) related to integration actions.

Interest expense for the first quarters of 2004 and 2003 was $14.7 million and $14.9 million, respectively.

Income before taxes, as a percent of sales, was 5.8 percent in the first quarter of 2004 and 8.5 percent in the first quarter of 2003. The percentage decrease in 2004 reflected the impact of the restructuring charges taken during the first quarter of 2004, as well as lower gross profit as a percent of sales, partially offset by lower marketing, general and administrative expense as a percent of sales.

The effective tax rate was 27.5 percent in 2004 and for the full year 2003.

Net income from discontinued operations was $2.4 million for the first quarter of 2003, which reflected net sales of approximately $15 million. Refer to Note 2 “Discontinued Operations,” to the Consolidated Financial Statements for more detail.

Net Income and Earnings Per Share

(In millions, except share amounts)	2004	2003

Net income	$52.6	$70.8
Net income per common share	.53	.71
Net income per common share, assuming dilution	.52	.71

Net income for the first quarter of 2004 decreased 25.7 percent compared to 2003. Net income, as a percent of sales, was 4.2 percent and 6.2 percent in the first quarter of 2004 and 2003, respectively.

Net income per common share for the first quarter of 2004 decreased 25.4 percent compared to the first quarter of 2003. Net income per common share, assuming dilution, for the first quarter of 2004 decreased 26.8 percent compared to the first quarter of 2003.

RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE QUARTER

Pressure-sensitive Adhesives and Materials:

(In millions)	2004	2003

Sales – U.S.	$366.7	$338.0
Sales – International	525.0	427.3
Intrasegment sales	(45.4)	(41.0)

Net sales	$846.3	$724.3
Income before interest and taxes	47.8	60.6

The Pressure-sensitive Adhesives and Materials segment reported an increase in sales and income for the first quarter of 2004 compared to the first quarter of 2003. Sales increased approximately $122 million or 17 percent to $846 million in the first quarter of 2004 compared to $724 million in 2003 as a result of higher sales in both the domestic and international operations. Operating income decreased approximately $13 million or 21 percent to $48 million compared to $61 million in the first quarter of 2003. Operating income for this segment reflected a pretax charge of approximately $21 million in 2004 related to restructuring costs and asset impairment charges. (See “Cost Reduction Actions” above.)

First Quarter Results from Domestic Operations

Domestic sales, including intrasegment sales, increased approximately $29 million or 8 percent due to higher sales in the roll materials business (approximately $18 million), graphics and reflective business (approximately $7 million) and specialty tapes business (approximately $5 million). Increased sales in these businesses reflected volume growth including the benefit from new product launches and applications.

Income from domestic operations increased approximately $3 million. The increase reflected higher sales, as well as the benefit from productivity improvement initiatives.

First Quarter Results from International Operations

International sales, including intrasegment sales, increased approximately $98 million or 23 percent due to higher sales in the roll materials business (approximately $74 million), graphics and reflective business (approximately $13 million) and specialty tapes business (approximately $10 million). Included in these increases in international sales was the favorable impact of foreign currency translation (approximately $67 million). Increases in these businesses reflected double-digit growth in sales in the roll materials business in Asia, Latin America and Eastern Europe, as well as growth in Western Europe during the quarter.

Income from international operations decreased approximately $16 million. The decrease reflected a pretax charge of approximately $21 million related to restructuring and asset impairments during the first quarter of 2004. Income from international operations was favorably impacted by higher sales, as well as the impact of foreign currency translation and the benefit from productivity improvement initiatives. These increases were partially offset by transition costs for new manufacturing equipment in Europe and the impact of the GBP weakening relative to the Euro since the first quarter of 2003. The impact of the weaker GBP was partially offset by increased selling prices in the U.K. market.

Consumer and Converted Products:

(In millions)	2004	2003

Sales – U.S.	$262.2	$298.8
Sales – International	194.1	174.8
Intrasegment sales	(14.3)	(15.6)

Net sales	$442.0	$458.0
Income before interest and taxes	51.2	65.4

The Consumer and Converted Products segment reported decreased sales and operating income for the first quarter of 2004 compared to the first quarter of 2003. Sales decreased approximately $16 million or 4 percent to $442 million in the first quarter of 2004 compared to $458 million in the first quarter of 2003, reflecting decreases in the domestic operations, partially offset by increases in sales in the international operations due to foreign currency translation. Operating income decreased approximately $14 million or 22 percent to $51 million in the first quarter of 2004 compared to $65 million in the first quarter of 2003 reflecting a decline in income in domestic operations, partially offset by an increase in income in international operations.

First Quarter Results from Domestic Operations

Domestic sales, including intrasegment sales, decreased approximately $37 million or 12 percent reflecting lower sales in the office products business (approximately $32 million) due to the impact of customer inventory reductions (due largely to higher than usual orders by customers late in the preceding quarter), loss of market share with one major customer (estimated to be $8 million to $9 million), loss of sales from discontinued product lines, and the impact of continued weak business conditions, including the effect of lower prices.

Income from domestic operations decreased approximately $17 million. The decrease reflected declines in sales in the office products business.

First Quarter Results from International Operations

International sales, including intrasegment sales, increased approximately $19 million or 11 percent reflecting higher sales in the office products business (approximately $11 million) and retail information services business (approximately $10 million). Included in these increases was the favorable impact of foreign currency translation (approximately $20 million). Volume growth in the retail information services business was offset by a decline in demand in the office products business.

Income from international operations increased approximately $2 million. The increase in international operations reflected the favorable impact of foreign currency translation and sales growth in the retail information services business, offset by declines in sales in the office products business.

In October 2003, the Company completed the sale of its package label converting business in Europe, which was previously reported in the Consumer and Converted Products segment. The results for this business were accounted for as discontinued operations for 2003.

FINANCIAL CONDITION

LIQUIDITY

Cash Flow Provided by Operating Activities

Net cash flow provided by operating activities was $65.5 million in the first quarter of 2004 and $35.2 million in the first quarter of 2003. Cash flow from operating activities for 2004 was negatively impacted by changes in assets and liabilities of approximately $40 million. Cash flow from operating activities for 2003 was negatively impacted by changes in assets and liabilities of approximately $69 million. For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and divestitures and certain non-cash transactions (discussed in more detail in the “Analysis of Selected Balance Sheet Accounts” below).

Cash flow from accounts receivable increased in the first quarter of 2004 due to collections associated with higher sales late in the fourth quarter of 2003, as well as a decrease in the average number of days sales outstanding, from 60.3 in the first quarter of 2003 to 59.6 in the first quarter of 2004. (See “Accounts Receivable Ratios” discussed below.) Cash flow from inventory decreased due to planned inventory build up in Europe to mitigate potential supply chain disruptions associated with the Jackstädt integration actions and early inventory build up for the back-to-school season in North America. The Company expects to reduce inventory levels in Europe during 2004 as it completes its integration actions. Cash flow from accounts payable and accrued liabilities decreased primarily due to payments of bonuses, rebates and interest during the first quarter. Taxes on income decreased primarily due to the timing of payments.

Cash Flow Used in Investing Activities

Net cash flow used in investing activities was $48.1 million in the first quarter of 2004 compared to $50.3 million in the first quarter of 2003.

Capital Spending

Capital expenditures in the first three months of 2004 were $37.9 million compared to $40.5 million in 2003. The Company’s major capital projects in 2004 include expansion of the Company’s capacity in Asia, as well as projects related to productivity improvement in the Company’s North American roll materials operation.

Expenditures related to capitalized software were $6.3 million in the first three months of 2004 and $7.4 million in 2003.

Acquisitions and Divestitures

During the first quarter of 2004, payments for acquisitions of $2.3 million were related to an acquisition in the ticketing business in Asia.

In the first quarter of 2003, payments for acquisitions of $6.6 million were primarily due to certain contingencies related to the achievement of performance targets associated with the 2001 acquisition of Dunsirn Industries, Inc.

Cash Flow (Used in)/Provided by Financing Activities

Net cash flow (used in)/provided by financing activities was $(16.1 million) in the first three months of 2004 compared to $24.7 million in the first three months of 2003.

Borrowings and Repayments of Debt

In February 2004, the Company paid approximately $106 million in final settlement of its obligation associated with the 1999 transaction with Steinbeis Holding GmbH (“Steinbeis”), financed through the issuance of commercial paper borrowings. See “Commitments and Contingencies” below.

In January 2003, the Company refinanced $400 million of its variable rate commercial paper borrowings through the offering of $250 million of 4.9 percent Senior Notes due 2013 and $150 million of 6 percent Senior Notes due 2033.

Shareholders’ Equity

Dividends paid for the first quarter of 2004 totaled $40.9 million compared to $39.8 million in the first quarter of 2003. Proceeds from the exercise of stock options for the first quarter of 2004 were $8.1 million, compared to $1.7 million in the first quarter of 2003.

Analysis of Selected Balance Sheet Accounts

Other Current Liabilities

Other current liabilities decreased approximately $181 million during the first quarter of 2004 reflecting the payment to Steinbeis (approximately $106 million) and payments related to trade rebates, bonuses and interest during the quarter (approximately $71 million).

Other Shareholders’ Equity Accounts

The market value of shares held in the employee stock benefit trust increased by $73 million during the first quarter of 2004 due to changes in stock price. This increase was partially offset by the issuance of shares from the trust under the Company’s stock and incentive plans valued at approximately $14 million in the first quarter of 2004.

Analysis of Selected Financial Ratios

Management utilizes certain financial ratios to assess its financial condition and operating performance, as discussed in detail below.

Working Capital Ratio

Working capital (current assets minus current liabilities), as a percent of annualized sales was (.3) percent for the first quarter of 2004 compared to (.9) percent for the first quarter of 2003. Management utilizes the working capital from continuing operations ratio as a measurement tool to assess the working capital requirements of the Company, because it eliminates the impact of fluctuations due to financing activities of the Company. The timing of financing activities is not necessarily related to current operations and would tend to distort the working capital ratio from period to period. Working capital from continuing operations, as a percent of annualized sales, as shown below, remained at 7.9 percent for the first quarter of 2004 compared to the first quarter of 2003. Management’s objective is to minimize its investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.

Working capital from continuing operations consists of:

(In millions)	March 27, 2004	March 29, 2003

(A) Working capital (current assets minus current liabilities)	$(16.5)	$(42.0)
Reconciling items:
Short-term and current portion of long-term debt	410.5	313.1
Steinbeis obligation (see “Commitments and Contingencies”)	—	86.9

(B) Working capital from continuing operations	$394.0	$358.0

(C) Annualized sales (Quarterly sales multiplied by 4)	$4,986.8	$4,540.8

Working capital, as a percent of annualized sales (A) ÷ (C)	(.3)%	(.9)%

Working capital from continuing operations as a percent of annualized sales (B) ÷ (C)	7.9%	7.9%

Working capital from continuing operations in the first quarter of 2004, as a percent of annualized sales, reflected higher sales, higher balances in accounts receivable (approximately $68 million) and inventory (approximately $60 million), offset by increased balances in accounts payable (approximately $99 million) and accrued liabilities (approximately $40 million). Included in the changes in working capital balances for the first quarter of 2004 was the impact of changes in foreign currency translation. Higher accounts receivable balances at the first quarter of 2004 reflected higher sales in the roll materials business in Asia and North America and the retail information services business. Increased inventory balances were a result of continued growth in Asia, as well as early build up of back-to-school inventory in the office products business in North America during the first quarter of 2004 and planned inventory build up in Europe to mitigate potential supply chain disruptions associated with the Jackstädt integration actions. The Company expects to reduce inventory levels in Europe during 2004 as it completes its integration actions. Higher balances in accounts payable were due to increased raw materials purchases, as well as extended payment terms with suppliers in 2004. Higher balances in accrued liabilities were due to accruals associated with the cost reduction actions during the first quarter of 2004 and fourth quarter of 2003.

Accounts Receivable Ratios

The average number of days sales outstanding in accounts receivable decreased to 59.6 days in the first quarter of 2004 compared to 60.3 days in the first quarter of 2003 due to improved terms with customers, as well as the impact of the Company’s receivable financing programs. See “Commitments and Contingencies” below.

Inventory Ratio

Inventory turnover decreased from 8.6 in the first quarter of 2003 to 8.3 in the first quarter of 2004 as a result of planned inventory build up in Europe to mitigate potential supply chain disruptions associated with the Jackstädt integration actions and early build up of back-to-school inventory in the office products business in North America during the first quarter of 2004.

Debt Ratios

Total debt to total capital was 49 percent in the first quarter 2004 compared to 52.7 percent in the first quarter of 2003. This decrease was due to higher equity balances at the end of the first quarter of 2004.

Shareholder’s Equity Ratios

Return on average shareholders’ equity was 15.8 percent for the first quarter of 2004 compared to 26 percent for the first quarter of 2003. Return on average total capital was 10.9 percent for the first quarter of 2004 compared to 15.7 percent for the first quarter of 2003. Decreases in these returns in 2004 compared to 2003 were primarily due to the impact of restructuring costs and asset impairment charges, as well as the impact of foreign currency translation in other comprehensive income and an increase in retained earnings from 2003 to 2004.

CAPITAL RESOURCES

The Company’s sources of capital include cash flow from operations and debt financing. The Company maintains adequate financing arrangements at competitive rates. These financing arrangements consist of commercial paper programs in the U.S. and Europe, committed and uncommitted bank lines of credit in the countries in which the Company operates, callable commercial notes and long-term debt, including medium-term notes.

Capital from Debt

Total debt increased approximately $117 million in the first quarter of 2004 to $1.3 billion compared to year end 2003. This increase during the first quarter of 2004 reflected the issuance of commercial paper borrowings of approximately $106 million in connection with the final settlement of the Steinbeis obligation.

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

Commitments and Contingencies

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. The obligation of $101.5 million was included in the “Other accrued liabilities” line in the Consolidated Balance Sheet at December 27, 2003. The Company paid the entire obligation in February 2004 for approximately $106 million, which included the impact of foreign currency translation.

The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at eleven waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with the investigation. The Company is cooperating in the investigation. The Company is a named defendant in purported class actions seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the investigation. The Company is also a named defendant in purported stockholder class actions seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. These matters are reported in Note 11 “Commitments and Contingencies” to the Consolidated Financial Statements.

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these matters will not materially affect the Company.

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At March 27, 2004, the Company had guaranteed approximately $10 million.

In February 2003, the Company entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. In the opinion of management, the amount guaranteed will not significantly impact the consolidated financial position of the Company.

The Company guaranteed approximately $18 million of certain foreign subsidiaries’ obligations to their suppliers as of March 27, 2004.

In connection with the L&E acquisition in 2002, the Company issued 743,108 shares at $63.08 per share. In the event the value of the Company’s common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, the Company may be obligated to pay the difference in value, in the form of cash or common shares, to L&E.

RECENT ACCOUNTING REQUIREMENTS

During the first quarter of 2004, the Company adopted several accounting and financial accounting disclosure requirements by the Financial Accounting Standards Board (FASB), Emerging Issues Task Force (EITF) and Financial Staff Position by the FASB, none of which has had a significant impact on the Company’s financial results of operations and financial position, nor is expected to have a significant impact on the Company’s financial results of operations and financial position when effective. (Refer to Note 15 “Recent Accounting Requirements,” to the Notes to Consolidated Financial Statements for more information.)

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

Certain of such risks and uncertainties are discussed in more detail in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in price and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, fluctuations in pension, insurance and employee benefit costs, successful integration of new acquisitions, projections related to estimated cost savings from integration and productivity improvement actions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings including the U.S. Department of Justice criminal investigation into competitive practices in the label stock industry and any related proceedings or lawsuits pertaining to the subject matter including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the investigation, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, ability to estimate the impact of foreign currency on financial results and other risks associated with foreign operations, changes in worldwide and local economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events such as Severe Acute Respiratory Syndrome (SARS) on the economy, the Company’s customers and suppliers, and other factors.

Any forward looking statement should also be considered in light of the factors detailed in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in the information provided in Item 7A of the Company’s Form 10-K for the fiscal year ended December 27, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e) and 15d – 15 (e)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

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

Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding the required disclosure.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites which could be identified in the future for cleanup, could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.

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

In connection with the U.S. Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough and Simcic (CEO, President and Group Vice President – Roll Materials Worldwide, respectively).

On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The Court’s decision incorporated a stipulation by the U.S. Department of Justice that the paper label industry is competitive.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. On January 21, 2004, plaintiff Pamco Tape & Label voluntarily dismissed its complaint, leaving a total of ten named plaintiffs. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the Court appointed a lead plaintiff and approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to Court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. There has been no discovery or other activity in the case and no trial date has been set. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed a purported class action in the Superior Court for the County of Los Angeles, California against the Company, UPM and UPM’s subsidiary Raflatac, seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint has been filed in the Superior Court for Maricopa County, Arizona. The Company intends to defend these matters vigorously.

On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practice in the label stock industry. The Company is cooperating in the investigation, and has produced documents in response to the subpoena.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period from 1990 through 1999, the Board of Directors authorized the repurchase of an aggregate 40.4 million shares of the Company’s outstanding common stock. The last Board of Directors’ authorization of 5 million shares occurred in October 1999 and has no expiration. The acquired shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. There were no shares repurchased outside of this program.

The following table sets forth the monthly repurchases of the Company’s common stock:

(Shares in thousands) Period	Total shares repurchased	Average price per share	Remaining shares available for repurchases under the program

December 28, 2003–January 24, 2004	—	—	3,161.9
January 25, 2004–February 21, 2004	4.4	$60.65	3,157.5
February 22, 2004–March 27, 2004	—	—	3,157.5

Quarterly total	4.4	$60.65	3,157.5

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholders’ meeting on April 22, 2004. The stockholders voted to elect four directors to the Board of Directors as follows:

	Number of Shares Votes(1)
	For	Withheld
Philip M. Neal	92,836,151	2,857,890
Frank V. Cahouet	93,147,446	2,546,595
Peter W. Mullin	91,981,013	3,713,028
Bruce E. Karatz	92,944,907	2,749,134

(1) There were no abstentions or broker non-votes.

Additional information concerning continuing directors called for by this Item is incorporated by reference from pages 3 and 4 of the Company’s 2004 proxy statement.

The results of the voting on the following additional items were as follows:

	For	Against	Abstained
Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors	92,207,378	2,832,575	654,088
Reapproval of the Senior Executive Leadership Compensation Plan	90,339,306	4,373,280	981,448
Reapproval of Executive Long-Term Incentive Plan	90,928,810	3,774,316	990,908

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.11.1: Supplemental Executive Retirement Plan (“SERP”), amended and restated

Exhibit 10.11.3: Appendix A to Letter of Grant to Philip M. Neal under SERP, amended and restated

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

Registrant furnished a current report on Form 8-K on January 27, 2004, providing a copy of a news release relating to its financial results for the quarter and year ending December 27, 2003.

Registrant furnished a current report on Form 8-K on April 20, 2004, providing a copy of a news release relating to its financial results for the quarter ending March 27, 2004.

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

May 5, 2004