Form 10-Q
period 2004-06-26
AVERY DENNISON CORPORATION
filed 2004-08-04
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004.

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

Number of shares of $1 par value common stock outstanding as of July 24, 2004: 110,462,059

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2004 FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in millions)

(Unaudited)

	June 26, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$28.0	$29.5
Trade accounts receivable, less allowances of $54.6 and $54.2 for 2004 and 2003, respectively	868.3	833.2
Inventories, net	452.7	406.1
Deferred taxes	27.0	29.5
Other current assets	111.5	142.6

Total current assets	1,487.5	1,440.9
Property, plant and equipment	2,524.6	2,500.3
Accumulated depreciation	1,250.4	1,210.5

Property, plant and equipment, net	1,274.2	1,289.8
Goodwill	709.4	716.6
Other intangibles resulting from business acquisitions, net	143.4	151.3
Other assets	512.0	506.7

	$4,126.5	$4,105.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$445.0	$292.6
Accounts payable	578.5	548.5
Other current liabilities	498.6	654.9

Total current liabilities	1,522.1	1,496.0
Long-term debt	813.5	887.7
Non-current deferred taxes and other long-term liabilities	413.3	402.9
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $1 par value; authorized – 400,000,000 shares at June 26, 2004 and December 27, 2003; issued – 124,126,624 shares at June 26, 2004 and December 27, 2003; outstanding – 99,920,100 shares and 99,569,383 shares at June 26, 2004 and December 27, 2003, respectively	124.1	124.1
Capital in excess of par value	802.4	703.7
Retained earnings	1,811.9	1,772.5
Cost of unallocated ESOP shares	(11.6)	(11.6)
Employee stock benefit trusts, 10,541,959 shares at June 26, 2004 and 10,897,033 shares at December 27, 2003	(668.6)	(595.4)
Treasury stock at cost, 13,664,565 shares at June 26, 2004 and 13,660,208 shares at December 27, 2003	(597.2)	(597.0)
Accumulated other comprehensive loss, net of tax	(83.4)	(77.6)

Total shareholders’ equity	1,377.6	1,318.7

	$4,126.5	$4,105.3

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$1,324.0	$1,192.2	$2,570.7	$2,327.4
Cost of products sold	933.4	820.8	1,813.6	1,597.6

Gross profit	390.6	371.4	757.1	729.8
Marketing, general and administrative expense	274.3	265.5	532.2	512.6
Interest expense	13.8	14.5	28.5	29.4
Other expense (income), net	13.8	(4.0)	35.2	(4.0)

Income from continuing operations before taxes	88.7	95.4	161.2	191.8
Taxes on income	20.2	25.7	40.1	53.7

Income from continuing operations	68.5	69.7	121.1	138.1
Income from discontinued operations, net of tax	—	1.6	—	4.0

Net income	$68.5	$71.3	$121.1	$142.1

Per share amounts:
Net income per common share:
Continuing operations	$.69	$.70	$1.21	$1.39
Discontinued operations	—	.02	—	.04

Net income per common share	$.69	$.72	$1.21	$1.43

Net income per common share, assuming dilution:
Continuing operations	$.68	$.70	$1.21	$1.38
Discontinued operations	—	.01	—	.04

Net income per common share, assuming dilution	$.68	$.71	$1.21	$1.42

Dividends	$.37	$.36	$.74	$.72

Average shares outstanding:
Common shares	99.9	99.4	99.8	99.4
Common shares, assuming dilution	100.5	100.1	100.4	100.1

Common shares outstanding at period end	99.9	99.4	99.9	99.4

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 26, 2004	June 28, 2003
Operating Activities:
Net income	$121.1	$142.1
Less: income from discontinued operations, net of tax	—	4.0

Income from continuing operations	121.1	138.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	73.4	69.0
Amortization	19.2	17.0
Deferred taxes	10.2	(2.4)
Asset impairment and net loss on sale of assets	11.4	3.6
Other noncash items, net	(3.3)	(1.5)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(51.7)	(70.5)

Net cash provided by operating activities	180.3	153.3

Investing Activities:
Purchase of property, plant and equipment	(77.2)	(103.7)
Purchase of software and other assets	(8.8)	(7.1)
Payments for acquisitions	(2.3)	(7.6)
Proceeds from sale of assets	5.8	5.0
Other	(4.8)	(3.3)

Net cash used in investing activities	(87.3)	(116.7)

Financing Activities:
Additional borrowings	129.7	413.2
Payments of debt	(164.0)	(363.9)
Dividends paid	(81.7)	(79.6)
Purchase of treasury stock	(.4)	(.1)
Proceeds from exercise of stock options, net	14.0	2.1
Other	7.8	8.4

Net cash used in financing activities	(94.6)	(19.9)

Effect of foreign currency translation on cash balances	.1	3.4

(Decrease)/increase in cash and cash equivalents	(1.5)	20.1
Cash and cash equivalents, beginning of period	29.5	22.8

Cash and cash equivalents, end of period	$28.0	$42.9

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Avery Dennison Corporation’s (the “Company”) interim results. Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company’s 2003 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

The second quarters of 2004 and 2003 consisted of thirteen-week periods ending June 26, 2004 and June 28, 2003, respectively. The interim results of operations are not necessarily indicative of future financial results.

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

A summarized combined statement of income for discontinued operations is as follows:

(In millions)	Three Months Ended June 28, 2003	Six Months Ended June 28, 2003
Net sales	$14.5	$29.9

Income before taxes	$2.2	$5.5
Taxes on income	.6	1.5

Income from discontinued operations, net of tax	$1.6	$4.0

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions

Changes in the net carrying amount of goodwill from continuing operations for the periods shown, by reportable segment, are as follows:

(In millions)	Consumer and Converted Products	Pressure- sensitive Adhesives and Materials	Total
Balance as of December 28, 2002	$325.9	$292.3	$618.2
Goodwill acquired during the period	.7	6.3	7.0
Acquisition adjustments(1)	12.1	20.4	32.5
Divestiture	(.9)	—	(.9)
Translation adjustments	17.9	41.9	59.8

Balance as of December 27, 2003	$355.7	$360.9	$716.6
Goodwill acquired during the period	1.7	—	1.7
Acquisition adjustments(2)	(4.1)	—	(4.1)
Translation adjustments	(.4)	(4.4)	(4.8)

Balance as of June 26, 2004	$352.9	$356.5	$709.4

(1)	Acquisition adjustments consist of changes in goodwill from purchase price allocations associated with the RVL Packaging, Inc (“RVL”), L&E Packaging (“L&E”) and Jackstädt GmbH (“Jackstädt”) acquisitions in 2002.

(2)	Acquisition adjustments consist of changes in goodwill for tax assessments associated with RVL.

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions (continued)

As part of the Jackstädt purchase price allocations in 2003 and 2002, the Company recognized certain costs related to exit activities and integration costs. These costs totaling approximately $25 million were recognized as part of the assumed liabilities and included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. The costs were primarily related to severance costs for involuntary terminations of approximately 560 employees of Jackstädt, to be paid through the end of 2004. At June 26, 2004, approximately $1.1 million remained accrued. All of the employees affected by these actions had left the Company by the end of 2003. Also included were lease exit costs and costs to terminate contracts with sales agents.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions, at June 26, 2004 and December 27, 2003, which continue to be amortized:

	June 26, 2004			December 27, 2003
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets:
Tradenames and trademarks	$42.3	$21.1	$21.2	$42.7	$18.5	$24.2
Patented and other acquired technology	65.4	14.9	50.5	65.4	13.0	52.4
Customer relationships	83.2	13.1	70.1	84.1	11.3	72.8
Other intangibles	4.4	2.8	1.6	4.4	2.5	1.9

Total	$195.3	$51.9	$143.4	$196.6	$45.3	$151.3

Amortization expense on other intangible assets resulting from business acquisitions was $3.5 million and $7 million for the three and six months ended June 26, 2004, respectively, and $3.3 million and $6.5 million for the three and six months ended June 28, 2003, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are twelve years for tradenames and trademarks, nineteen years for patented and other acquired technology, twenty-three years for customer relationships, seven years for other intangibles and nineteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and for each of the next four succeeding fiscal years, is expected to be approximately $14 million, $13 million, $12 million, $9 million and $8 million, respectively.

4.	Net Income Per Share

Net income per common share amounts were computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
(A) Income from continuing operations	$68.5	$69.7	$121.1	$138.1
(B) Income from discontinued operations	—	1.6	—	4.0

(C) Net income available to common shareholders	$68.5	$71.3	$121.1	$142.1

(D) Weighted average number of common shares outstanding	99.9	99.4	99.8	99.4
Additional common shares issuable under employee stock options using the treasury stock method and contingently issuable shares under an acquisition agreement	.6	.7	.6	.7

(E) Weighted average number of common shares outstanding assuming the exercise of stock options and contingently issusable shares under an acquisition agreement	100.5	100.1	100.4	100.1

Income from continuing operations per common share (A) ÷ (D)	$.69	$.70	$1.21	$1.39
Income from discontinued operations per common share (B) ÷ (D)	—	.02	—	.04

Net income per common share (C) ÷ (D)	$.69	$.72	$1.21	$1.43

Income from continuing operations per common share, assuming dilution (A) ÷ (E)	$.68	$.70	$1.21	$1.38
Income from discontinued operations per common share, assuming dilution (B) ÷ (E)	—	.01	—	.04

Net income per common share, assuming dilution (C) ÷ (E)	$.68	$.71	$1.21	$1.42

Certain employee stock options were not included in the computation of net income per common share, assuming dilution, because these options would not have had a dilutive effect. The number of stock options excluded from the computation was 1.4 million for both the three and six months ended June 26, 2004 and 3.7 million and 2.3 million for the three and six months ended June 28, 2003, respectively.

5.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability, net of tax and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $55.7 million and $115.3 million for the three and six months ended June 26, 2004, respectively and $156.5 million and $255.7 million for the three and six months ended June 28, 2003, respectively.

5.	Comprehensive Income (continued)

The components of accumulated other comprehensive loss, net of tax, at the end of the periods presented were as follows:

(In millions)	June 26, 2004	December 27, 2003
Foreign currency translation adjustment	$33.8	$39.3
Minimum pension liability	(96.0)	(96.0)
Net loss on derivative instruments designated as cash flow and firm commitment instruments	(21.2)	(20.9)

Total accumulated other comprehensive loss	$(83.4)	$(77.6)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, were as follows:

(In millions)	June 26, 2004
Beginning accumulated derivative loss	$(20.9)
Net loss reclassified to earnings	2.6
Net change in the revaluation of hedging transactions	(2.9)

Ending accumulated derivative loss	$(21.2)

6.	Stock-Based Compensation

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

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123 using the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income, as reported Compensation expense, net of tax	$68.5 (4.5)	$71.3 (4.9)	$121.1 (8.7)	$142.1 (9.6)

Net income, pro forma	$64.0	$66.4	$112.4	$132.5

Net income per share, as reported	$.69	$.72	$1.21	$1.43
Net income per share, assuming dilution, as reported	.68	.71	1.21	1.42

Pro forma net income per share	$.64	$.66	$1.13	$1.33
Pro forma net income per share, assuming dilution	.64	.66	1.12	1.32

7.	Foreign Currency

Translation of financial statements of subsidiaries operating in hyperinflationary economies and transactions in foreign currencies resulted in losses of $3.4 million and $4.5 million during the three and six months ended June 26, 2004, respectively. For the three and six months ended June 28, 2003, these transactions resulted in gains of $.8 million and $1.4 million, respectively. Operations in hyperinflationary economies consist of the Company’s operations in Turkey and the Dominican Republic.

8.	Financial Instruments

The Company enters into certain foreign exchange forward, option and swap contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise as a result of its operations outside the United States of America. The Company enters into certain interest rate contracts to manage its exposure to interest rate fluctuations. The Company also enters into certain natural gas futures contracts to hedge against price fluctuations for a portion of its anticipated domestic purchases.

During the three and six months ended June 26, 2004, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The reclassification from other comprehensive loss to earnings for settlement or ineffectiveness was a net loss of $1.8 million and $2.6 million during the three and six months ended June 26, 2004, respectively. This reclassification was a net gain of $1.6 million and $1.9 million during the three and six months ended June 28, 2003, respectively. A net loss of approximately $4 million is expected to be reclassified from other comprehensive loss to earnings within the next 12 months.

In connection with the issuance of the $250 million 10-year Senior Notes in January 2003, the Company settled the related forward starting interest rate swap at a loss of approximately $32.5 million. The loss is being amortized to interest expense over a 10-year period, which corresponds to the term of the related debt. The related interest expense recognized for the three-month and six-month periods ended June 26, 2004, was $.6 million and $1.2 million respectively, unchanged compared to the same periods ended June 28, 2003. The Company estimates that the amortization for this loss will be approximately $2.5 million for 2004, which is part of the estimated reclassification described above.

9.	Debt

In July 2004, the Company entered into a revolving credit agreement with 10 domestic and foreign banks for a total commitment of $525 million, expiring July 16, 2009. This revolving credit agreement replaces the Company’s previous agreements for a $250 million credit facility expiring July 1, 2006 and a $200 million 364-day credit facility expiring December 3, 2004, both of which were terminated in connection with the new revolving credit agreement. Financing available under the new agreement is used as a commercial paper back-up facility and is also available to finance other corporate requirements. The terms of the new agreement are generally similar to the previous agreements.

10.	Inventories

Inventories consisted of:

(In millions)	June 26, 2004	December 27, 2003
Raw materials	$128.1	$124.8
Work-in-progress	104.7	92.7
Finished goods	237.0	204.6

Inventories at lower of FIFO cost or market (approximates replacement cost)	469.8	422.1
Less LIFO adjustment	(17.1)	(16.0)

	$452.7	$406.1

11.	Research and Development

Research and development expense for the three and six months ended June 26, 2004 was $21.5 million and $39.9 million, respectively. For the three and six months ended June 28, 2003, research and development expense was $17.9 million and $36.6 million, respectively.

12.	Commitments and Contingencies

On April 14, 2003, the Company announced that it had been advised that the U.S. Department of Justice was challenging the proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”) on the basis of its belief that in certain aspects of the label stock industry “the competitors have sought to coordinate rather than compete.” The Company also announced that it had been notified that the U.S. Department of Justice had initiated a criminal investigation into competitive practices in the label stock industry.

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

In connection with the U.S. Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough and Simcic (CEO, President and Group Vice President—Roll Materials Worldwide, respectively). On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The Court’s decision incorporated a stipulation by the U.S. Department of Justice that the paper label industry is competitive.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. On January 21, 2004, plaintiff, Pamco Tape & Label, voluntarily dismissed its complaint, leaving a total of ten named plaintiffs. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the Court appointed a lead plaintiff and approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to Court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The Court approved the parties’ stipulation in July 2004 and continued the status conference to December 2004. There has been no discovery or other activity in the case and no trial date has been set. The Company intends to defend these matters vigorously.

12.	Commitments and Contingencies (continued)

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint has been filed in the Superior Court for Maricopa County, Arizona. The Company intends to defend these matters vigorously.

On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practice in the label stock industry. The Company is cooperating in the investigation, and has produced documents in response to the subpoena.

On June 8, 2004, Pamco Tape & Label filed in the Superior Court for the County of San Francisco, California, a purported class action on behalf of direct purchasers of self-adhesive label stock and against the Company, Bemis, MACtac, UPM and Raflatac, seeking actual damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. The Company intends to defend this matter vigorously.

On May 25, 2004, officials from the European Commission, assisted by officials from national competition authorities, launched unannounced inspections of and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany. The investigation apparently seeks evidence of unlawful anticompetitive activities affecting the European paper and forestry products sector, including the adhesive label stock market. The Company is cooperating with the investigation.

Based on published press reports, certain other European producers of paper and forestry products received similar visits from European authorities. One such producer, UPM, stated that it had decided to disclose to competition authorities “any conduct that has not comported with applicable competition laws,” and that it had received conditional immunity from the European Commission and Canada with respect to certain conduct it had previously disclosed to them, contingent on full cooperation.

12.	Commitments and Contingencies (continued)

On July 9, 2004, the Competition Law Division of the Department of Justice of Canada notified the Company that it was seeking information from the Company in connection with a label stock investigation. The Company is cooperating with the investigation.

The Board of Directors has created an ad hoc committee comprised of independent directors to oversee the foregoing matters.

The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material.

The Company has been designated by U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at twelve waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At June 26, 2004, the Company had guaranteed approximately $14 million.

The Company guaranteed approximately $18 million of certain foreign subsidiaries’ obligations to their suppliers as of June 26, 2004.

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

12.	Commitments and Contingencies (continued)

Product warranty liabilities were as follows:

(In millions)	Total
Balance as of December 28, 2002	$1.4
Accruals for warranties issued	3.2
Payments	(2.1)

Balance as of December 27, 2003	$2.5
Accruals for warranties issued	1.3
Payments	(1.4)

Balance as of June 26, 2004	$2.4

In February 2003, the Company entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. Management does not expect the residual value of the equipment to vary significantly from the amount guaranteed.

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

13.	Components of Other Expense (Income) and Cost Reduction Actions

The Company recorded a pretax charge of $13.8 million in the second quarter of 2004 relating to restructuring costs, asset impairments and planned disposition of property, plant and equipment and lease cancellation costs primarily associated with the completion of the Company’s integration of the Jackstädt acquisition in the Company’s Pressure-sensitive Adhesives and Materials segment, as well as cost reduction actions in the Consumer and Converted Products segment.

The charge included severance and related costs of $7.7 million ($7 million for approximately 175 positions in the Pressure-sensitive Adhesives and Materials segment and $.7 million for approximately 20 positions in the Consumer and Converted Products segment), which represent cash paid or to be paid to employees terminated under these actions. At June 26, 2004, $3.7 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet), and of the approximately 195 positions affected under these actions, approximately 115 employees (approximately 105 employees from the Pressure-sensitive Adhesives and Materials segment and approximately 10 employees from the Consumer and Converted Products segment) had left the Company. The remaining employees impacted by these actions are expected to leave the Company by 2005 and final payments to the terminated employees will be made in 2005.

Also included in the $13.8 million pretax charge was a charge of $6.1 million for asset impairments and planned disposition of property, plant and equipment, lease cancellation costs and other associated costs in the Pressure-sensitive Adhesives and Materials segment. Asset impairments were based on the market values for similar assets. Of the total charge, $4.5 million related to asset impairments and planned disposition of property, plant and equipment ($2.8 million of buildings and land and $1.7 million of machinery and equipment), $.2 million related to lease cancellation costs and $1.4 million for other associated costs. The Company expects to pay the lease cancellation costs in 2004.

13.	Components of Other Expense (Income) and Cost Reduction Actions (continued)

The Company recorded a pretax charge of $21.4 million in the first quarter of 2004 relating to restructuring costs and asset impairment charges as part of the Company’s integration of the Jackstädt acquisition in the Company’s Pressure-sensitive Adhesives and Materials segment. Asset impairments were based on the market values for similar assets. The charge included severance and related costs of $15.9 million, which represent cash paid or to be paid to employees terminated under these actions, involving the elimination of approximately 210 positions. At June 26, 2004, $11.4 million remained accrued for severance and related costs (included in the “Other current liabilities” in the Condensed Consolidated Balance Sheet), and approximately 205 employees had left the Company. The remaining employees impacted by these actions are expected to leave the Company in 2004 and final payments to the terminated employees will be made in 2005. Also included in the charge was $2.9 million related to impairment of software and $2.6 million related to impairment and planned disposition of machinery and equipment.

The Company recorded a pretax charge of $34.3 million in the fourth quarter of 2003 relating to integration actions and productivity improvement initiatives, as well as net losses associated with several product line divestitures. This charge involved both of the Company’s operating segments. The charge included severance and related costs of $22 million related to the elimination of approximately 530 positions worldwide ($10.3 million for approximately 180 positions in the Pressure-sensitive Adhesives and Materials segment, $11.3 million for approximately 335 positions in the Consumer and Converted Products segment and $.4 million for approximately 15 positions in Corporate). Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At June 26, 2004, $5.3 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet) and of the approximately 530 positions affected under these actions, approximately 410 employees (approximately 265 employees from the Consumer and Converted Products segment, approximately 135 employees from the Pressure-sensitive Adhesives and Materials segment and approximately 10 Corporate employees) had left the Company. The remaining employees impacted by these actions are expected to the Company in 2004 and final payments to the terminated employees will be made in 2005. Also included in the charge was $8.2 million for asset impairments and planned disposition of property, plant and equipment, lease cancellation costs and other associated costs. Asset impairments were based on the market values for similar assets. Of the total charge, $4.2 million related to impairment of production software assets in the Consumer and Converted Products segment, $3.4 million ($3.2 in the Pressure-sensitive Adhesives and Materials segment and $.2 million in the Consumer and Converted Products segment) related to asset impairments and planned disposition of property, plant and equipment ($2.5 million for buildings and land and $.9 million for machinery and equipment), $.3 million related to lease cancellation costs and $.3 million for other associated costs. The Company completed the payments for the lease cancellation costs in June 2004.

The Company recorded a $10.7 million pretax charge ($4.7 million in the Pressure-sensitive Adhesives and Materials segment and $6 million in the Consumer and Converted Products segment) in the fourth quarter of 2002 relating to cost reduction actions and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. This charge represented severance and related costs associated with the elimination of approximately 300 positions worldwide. The positions eliminated included approximately 80 employees in the Pressure-sensitive Adhesives and Materials segment and approximately 220 employees in the Consumer and Converted Products segment. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At June 26, 2004, $.3 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet). The employees terminated under these actions had left the Company as of June 2004 and final payments will be made by the end of 2004.

In the third quarter of 2002, the Company recorded lease cancellation costs of $3.9 million. The Company expects to pay the lease cancellation costs through 2011.

13.	Components of Other Expense (Income) and Cost Reduction Actions (continued)

The table below details lease cancellation cost activities:

(In millions)	Total
Balance as of December 28, 2002	$3.7
Additional accrual	3
Cancellation costs paid	(.9)

Balance as of December 27, 2003	3.1
Additional accrual	2
Cancellation costs paid	(1.5)

Balance as of June 26, 2004	$1.8

Other income was approximately $4 million in the second quarter of 2003, which included a $9 million pretax gain from the settlement of a lawsuit, partially offset by net losses from disposition of fixed assets, asset impairments and costs incurred during the quarter associated with a plant closure.

14.	Pensions and Other Postretirement Benefits

The following table sets forth the components of net periodic benefit cost (income) cost for the periods shown ended:

Pension Benefits	Three Months Ended				Six Months Ended
	June 26, 2004		June 28, 2003		June 26, 2004		June 28, 2003
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net periodic benefit cost (income):
Service cost	$4.2	$2.6	$3.1	$2.1	$8.3	$5.1	$6.2	$4.3
Interest cost	6.4	4.7	6.2	3.7	12.7	9.2	12.5	7.5
Expected return on plan assets	(10.9)	(5.2)	(10.1)	(4.7)	(21.2)	(10.4)	(20.2)	(9.5)
Recognized net actuarial loss (gain)	.9	.6	—	.4	1.6	1.2	(.1)	.7
Amortization of prior service cost	—	—	—	.1	—	.1	—	.2
Amortization of transition obligation or asset	(.1)	(.3)	(.1)	(.3)	(.2)	(.6)	(.2)	(.6)

Net periodic benefit cost (income)	$.5	$2.4	$(.9)	$1.3	$1.2	$4.6	$(1.8)	$2.6

14.	Pensions and Other Postretirement Benefits (continued)

Postretirement Health Benefits	Three Months Ended		Six Months Ended
(In millions)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Components of net periodic benefit cost:
Service cost	$.3	$.4	$.8	$.7
Interest cost	.5	.8	1.1	1.5
Recognized net actuarial loss	.1	.1	.4	.3
Amortization of prior service cost	(.2)	(.1)	(.4)	(.2)

Net periodic benefit cost	$.7	$1.2	$1.9	$2.3

The Company contributed $.4 million and $.8 million to its U.S. pension plans during the three and six months ended June 26, 2004, respectively. Additionally, the Company contributed $1 million and $2 million to its postretirement benefit plan during the three and six months ended June 26, 2004, respectively. The Company expects to contribute a minimum of $7.4 million to its U.S. pension plans and approximately $3.9 million to its postretirement benefit plan in 2004.

15.	Segment Information

Financial information by operating segment from continuing operations is set forth below:

	Three Months Ended		Six Months Ended
(In millions)	June 26, 2004	June 28, 2003(1)	June 26, 2004	June 28, 2003(1)
Net sales:
Pressure-sensitive Adhesives and Materials	$853.8	$743.8	$1,700.1	$1,468.1
Consumer and Converted Products	507.8	488.8	949.8	946.8
Intersegment(2)	(37.6)	(40.4)	(79.2)	(87.5)

Net sales	$1,324.0	$1,192.2	$2,570.7	$2,327.4

Income from continuing operations before taxes:
Pressure-sensitive Adhesives and Materials(3)	$59.2	$54.4	$107.0	$115.0
Consumer and Converted Products	61.1	58.9	112.3	124.3
Corporate administrative and research and development expenses (4)	(17.8)	(3.4)	(29.6)	(18.1)
Interest expense	(13.8)	(14.5)	(28.5)	(29.4)

Income from continuing operations before taxes	$88.7	$95.4	$161.2	$191.8

(1)	Certain prior year amounts have been reclassified to conform with the 2004 financial statement presentation.

(2)	The majority of intersegment sales represents sales from the Pressure-sensitive Adhesives and Materials segment to the Consumer and Converted Products segment.

(3)	Operating income for the second quarter of 2004 includes restructuring costs and asset impairment charges of $13.8 million pretax, of which the Pressure-sensitive Adhesives and Materials segment recorded $13.1 million and the Consumer and Converted Products segment recorded $.7 million. Operating income for the six months ended June 26, 2004 includes restructuring and asset impairment charges totaling $35.2 million pretax, of which the Pressure-sensitive Adhesives and Materials segment recorded $34.5 million and the Consumer and Converted Products segment recorded $.7 million. See Note 13 “Components of Other Expense (Income) and Cost Reduction Actions,” for further information.

(4)	Prior year amounts included a $9 million pretax gain from the settlement of a lawsuit.

16.	Recent Accounting Requirements

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the new law regarding prescription drug benefits under Medicare for sponsors of postretirement health care benefits. Under the guidance, a subsidy could be provided to the Company if it is concluded that its prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D. The Company has concluded that the prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D, however, based on the Company’s current estimates, the subsidy would not be significant to the Company’s postretirement benefits plan and financial position.

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

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of the original SFAS No. 132 will remain in effect until the provisions of this Statement are adopted. Certain new provisions are effective for financial statements with fiscal years ending after December 15, 2003, while other provisions are effective for fiscal years ending after June 15, 2004. The interim period disclosures are effective for interim periods beginning after December 15, 2003. See Note 14 “Pensions and Other Postretirement Benefits,” for disclosures required under the revised SFAS No. 132.

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

17.	Taxes on Income

The effective tax rate was 22.8 percent for the second quarter of 2004 and 24.9 percent for the first six months of 2004, compared to 27.5 percent for the full year 2003. The decrease in the effective tax rate was due to a favorable foreign tax audit settlement, which resulted in a one-time reduction of tax expense of approximately $4 million during the second quarter. The decrease in the effective tax rate was also due to changes in the geographic mix of income compared to the same period in the prior year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Avery Dennison Corporation’s (the “Company”) sales from continuing operations for the first six months in 2004 increased 10 percent compared to the same period in 2003 to $2.6 billion, due to core unit volume growth and the benefit of foreign currency translation, partially offset by the negative impact of changes in product mix and pricing. Net income and diluted earnings per share decreased approximately $21 million and $.21 per share, respectively.

The decline in earnings relative to the increase in sales was due to the impact of restructuring and asset impairment charges (totaling $35.2 million pretax) during the first six months of 2004, primarily associated with the Jackstädt GmbH (“Jackstädt”) integration ($34.5 million pretax). This action had a $.25 per share negative impact on earnings in the first six months of 2004. Additionally, the Company’s earnings were negatively affected by a decline in the Company’s gross profit margin (see “Analysis of Results of Operations for the Six Months Year-to-Date” below) in the first six months of 2004, reflecting the impact of a difficult pricing environment, faster growth in the Pressure-sensitive Adhesives and Materials segment than in the higher gross profit margin Consumer and Converted Products segment (“segment mix”), transition costs for new manufacturing equipment in Europe and higher raw material costs. The negative effect of segment mix on gross profit margin was partially offset by lower operating expenses as a percent of sales in the Pressure-sensitive Adhesives and Materials segment, compared to the Consumer and Converted Products segment. The operating expense ratio to sales also improved due to cost savings from productivity improvement initiatives. In addition, the results for the period included the benefit from a foreign tax audit settlement, which resulted in a one-time reduction of tax expense of approximately $4 million in the second quarter of 2004.

Core unit volumes grew an estimated 6 percent to 7 percent in the first six months of 2004. For the second quarter of 2004, core unit volumes increased an estimated 8 percent compared to an estimated 4.5 percent growth in the first quarter of 2004. (Core unit volume growth is a measure of sales performance that excludes the estimated impact of acquisitions, divestitures, changes in product mix and pricing and currency translation. Management uses this measure to evaluate underlying demand for the Company’s products and services, and to assess sales trends over time.) The growth in the Company’s core unit volumes was due to generally improving economic conditions, growth in the emerging markets of Asia, Latin America and Eastern Europe and the benefit from new products and applications. Core unit volume growth in the Company’s Pressure-sensitive Adhesives and Materials segment was partially offset by a decline in the Consumer and Converted Products segment.

As a result of the divestiture of the Company’s package label converting business in Europe in October 2003 (discussed below in “Acquisitions and Divestitures”), the discussions which follow generally reflect summary results from the Company’s continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

Summary Results by Operating Segment

The Pressure-sensitive Adhesives and Materials segment reported 15 percent and 16 percent increases in sales in the second quarter and first six months of 2004, respectively, compared to the same periods in 2003. Approximately 55 percent of the incremental sales in the first six months of 2004 were due to increases in core unit volume in the businesses within the segment partially offset by the negative impact of changes in product mix and pricing. The balance of the incremental sales was attributable to the favorable impact of foreign currency translation. Operating income (operating income refers to income before interest and taxes) for this segment increased approximately $5 million in the second quarter and decreased approximately $8 million in the first six months of 2004, compared to the same periods in 2003. Operating income included a total pretax charge of approximately $13 million in the second quarter and approximately $34 million in the first half of 2004, related to restructuring costs and asset impairment charges associated with the Jackstädt integration. Operating income was also negatively affected by transition costs associated with new manufacturing equipment in Europe, as well as higher raw material costs. These decreases were partially offset by the cost savings from productivity improvement initiatives, including the closure of two European plants during the first six months of 2004.

The Consumer and Converted Products segment reported a 4 percent and less than 1 percent increase in sales in the second quarter and first six months of 2004, respectively, compared to the same periods in 2003. For the first six months, a decline in core unit volume was more than offset by the benefit of foreign currency translation which represented approximately 3 percentage points of growth over the first six months of the prior year. The volume decline was attributable to the Company’s office products business, reflecting the loss of market share with one major customer, impact of customer inventory reductions in the first quarter of 2004 (due largely to higher than usual orders by customers late in the fourth quarter of 2003), loss of sales from discontinued product lines and the impact of continued weak business conditions in the office products business. In addition, sales were negatively affected by the changes in product mix and pricing in this business. Partially offsetting the declines in the office products business was higher sales in the retail information services business in comparison to prior year, particularly in Asia and Latin America due in part to relatively weak results in 2003 related to Severe Acute Respiratory Syndrome (“SARS”) and slow economic conditions that affected this business in 2003. Operating income for this segment increased approximately $2 million and decreased $12 million in the second quarter and first six months of 2004, respectively, compared to the same periods in 2003, due to lower sales in the office products business and higher raw material costs, partially offset by cost savings from productivity improvement initiatives.

Impact of Currency Exchange Rates

International operations constitute approximately 50 percent of the Company’s net sales. As a result, the Company is exposed to foreign currency exchange rate risk, and changes to foreign currency exchange rates will impact the Company’s financial results. As previously noted, the Company benefited from foreign currency translation during 2004 representing growth in net sales of approximately $44 million in the second quarter and approximately $129 million in the first six months compared to the same periods in 2003. The benefit from foreign currency translation reflected the strength of the Euro, Australian dollar, British pound and Canadian dollar against the U.S. dollar. The benefit of currency translation added approximately $.01 diluted earnings per share in the second quarter of 2004 and $.05 to diluted earnings per share in the first six months of 2004.

Acquisitions and Divestitures

During the first six months of 2004, the Company continued to integrate the operations of the 2002 acquisition of Jackstädt into the Company’s other existing businesses. The Company closed a manufacturing facility in France during the first quarter and a manufacturing facility in Italy during the second quarter, and the Company recorded restructuring charges associated with severance and asset impairments for each of these periods. (See “Cost Reduction Actions” below.)

In October 2003, the Company completed the sale of its package label converting business in Europe, which consisted of two package label converting facilities in Denmark and a package label converting facility in France, which combined represented approximately $30 million in sales in the first six months of 2003. The results from this business, which were previously reported in the Company’s Consumer and Converted Products segment, have been accounted for as discontinued operations for 2003.

Cost Reduction Actions

In the second quarter of 2004, the Company recorded pretax charges of $13.8 million for severance and asset impairment charges primarily associated with the completion of the Jackstädt integration ($13.1 million). These charges were in addition to the pretax charges in the first quarter of 2004 totaling $21.4 million also related to the Jackstädt integration. These actions are anticipated to result in annualized savings of approximately $25 million to $30 million.

In the fourth quarter of 2003, the Company recorded pretax charges totaling $34.3 million associated with productivity improvement initiatives, as well as the integration of the Jackstädt acquisition described above. The productivity improvement initiatives included headcount reductions of approximately 420 positions, approximately half of which impact the office products business. These productivity improvement initiatives are anticipated to yield additional annualized savings of approximately $25 million to $30 million when completed by the end of 2004.

In connection with the integration and other cost reduction actions described above, the Company realized approximately $17 million of savings in the first six months of 2004, and expects to realize approximately $25 million to $30 million in savings during the second half of 2004.

See also Note 13 “Components of Other Expense (Income) and Cost Reduction Actions,” to the Consolidated Financial Statements for further detail.

Operating Expenses, Interest and Taxes

Marketing, general and administrative expenses increased 4 percent to $532.2 million in the first six months of 2004 compared to $512.6 million in the same period in 2003 due to the impact of foreign currency translation and additional spending on long-term growth initiatives, including radio-frequency identification (“RFID”) applications. Marketing, general and administrative expenses as a percent of sales have improved to 20.7 percent in the first six months of 2004 compared to 22 percent in the same period in 2003, due to higher sales in 2004, segment mix (lower operating expenses as a percent of sales in the faster growing Pressure-sensitive Adhesives and Materials segment, compared to the Consumer and Converted Products segment) and the benefit of productivity improvement initiatives. Interest expense was $28.5 million for the first six months of 2004, compared to $29.4 million for the same period in 2003.

The effective tax rate was 22.8 percent for the second quarter of 2004 and 24.9 percent for the first six months of 2004, compared to 27.5 percent for the full year 2003. The decrease in the effective tax rate was due to a favorable foreign tax audit settlement, which resulted in a one-time reduction of tax expense of approximately $4 million. The decrease was also due to changes in the geographic mix of income compared to the same period in the prior year.

Free Cash Flow

Free cash flow for the first six months of 2004 increased $53.5 million to $103.1 million for the first six months of 2004 compared to $49.6 million in the same period in of 2003, due to lower capital expenditures in 2004, as well as net changes in assets and liabilities. See “Liquidity” below for more details. Free cash flow refers to cash flow from operating activities less spending on property, plant and equipment. Management utilizes free cash flow as a measurement tool to assess the cash flow available for other corporate purposes, such as dividends and debt service.

	Six Months Ended
(In millions)	June 26, 2004	June 28, 2003
Net cash provided by operating activities	$180.3	$153.3
Purchase of property, plant and equipment	(77.2)	(103.7)

Free cash flow	$103.1	$49.6

Label Stock Industry Investigations

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division (“DOJ”) that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to the Company in connection with the investigation. In May 2004, the European Commission initiated inspections and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, the Company was notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. The Company is cooperating with these investigations. The Company is a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. The Company is also a named defendant in purported stockholder class actions in the U.S. seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. These matters are reported in Note 12 “Commitments and Contingencies” to the Consolidated Financial Statements.

Outlook

In the second half of 2004, the Company anticipates increases in sales and net income resulting from core unit volume growth, implementation of selling price increases to offset higher raw material costs and productivity improvement initiatives. The Company also expects continued improvement in global economic and market conditions and a benefit from foreign currency translation, based on the assumption that the average Euro to U.S. dollar exchange rate for 2004 will remain approximately at the current level (above U.S. $1.20 for Euro 1) for the remainder of 2004.

The Company expects continued growth in the Pressure-sensitive Adhesives and Materials segment during the second half of 2004. The Company anticipates that raw material costs will continue to increase in the second half of 2004. However, the Company expects to offset the increases in raw material costs with price increases to be implemented in the third and fourth quarters of 2004.

In the Consumer and Converted Products segment, the Company anticipates higher sales growth during the second half of 2004 in comparison to the rate of growth achieved in the first half of the year. This expectation reflects continued growth in the retail information services business and modest growth in the office products business compared to the same period 2003. However, the Company anticipates that raw material costs will increase modestly in this segment over the next six months and does not expect to recover these raw material costs increases in the office products business until 2005, due to contractual obligations to its customers.

The Company expects higher earnings in the second half of 2004 than in the first half, due to anticipated higher sales and savings associated with cost reduction actions, as well as price increases to partially offset higher raw material costs. In addition, the Company expects continued profitability improvement from ongoing Six Sigma efforts, a program designed to improve productivity and quality, and other productivity initiatives.

Increases in annual pension, medical, and insurance costs are expected to be in the range of $13 million to $14 million before taxes during 2004, due in part to an estimated increase of $9 million for pension expense resulting from changes in actuarial assumptions. However, this increase could be impacted by foreign currency movements. The Company also anticipates increased spending related to certain long-term growth initiatives, including RFID applications (estimated to be $16 million to $20 million in spending for 2004).

The Company estimates that interest expense in 2004 will be comparable to 2003, subject to changes in interest rates. Anticipated increases in interest rates are expected to be offset by net debt reductions in the second half of the year.

The Company anticipates that the effective tax rate will be approximately 27.5 percent to 28 percent for the next two quarters, resulting in a full year rate of approximately 26.5 percent for 2004, subject to changes in the geographic mix of income.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

(In millions)	2004	2003
Net sales	$1,324.0	$1,192.2
Cost of products sold	933.4	820.8

Gross profit	390.6	371.4
Marketing, general and administrative expense	274.3	265.5
Interest expense	13.8	14.5
Other expense (income), net	13.8	(4.0)

Income from continuing operations before taxes	88.7	95.4
Taxes on income	20.2	25.7

Income from continuing operations	68.5	69.7
Income from discontinued operations, net of tax	—	1.6

Net income	$68.5	$71.3

Sales increased 11 percent to $1.3 billion in the second quarter of 2004, compared to $1.2 billion in the second quarter of 2003. Approximately $88 million of the increase in sales in 2004 reflected core unit volume growth in many of the

Company’s businesses that was partially offset by the negative impact of changes in product mix and pricing. The increase in sales also included the favorable impact of foreign currency translation (approximately $44 million).

Gross profit margins for the second quarters of 2004 and 2003 were 29.5 percent and 31.2 percent, respectively. The decrease in 2004 reflected the impact of a difficult pricing environment and segment mix (faster growth in the Pressure-sensitive Adhesives and Materials segment compared to the higher gross profit margin Consumer and Converted Products segment). The decrease also reflected transition costs for new manufacturing equipment in Europe and higher raw material costs.

Marketing, general and administrative expense as a percent of sales decreased to 20.7 percent in the second quarter of 2004 from 22.3 percent in the second quarter of 2003 due to higher sales in 2004, segment mix (lower operating expenses as a percent of sales in the faster growing Pressure-sensitive Adhesives and Materials segment, compared to the Consumer and Converted Products segment) and the benefit from productivity improvement initiatives. Expenses increased approximately $9 million due to the impact of foreign currency translation and additional spending on long-term growth initiatives, including RFID applications.

The Company recorded pretax charges of $13.8 million in the second quarter of 2004 related to severance (approximately $7.7 million) and asset impairment charges (approximately $6.1 million) primarily related to the completion of the Jackstädt integration actions ($13.1 million).

Other income in the second quarter of 2003 included a $9 million settlement of a lawsuit, partially offset by net losses from disposition of fixed assets, asset impairments and other costs associated with a plant closure.

Interest expense for the second quarters of 2004 and 2003 was $13.8 million and $14.5 million, respectively. The decrease reflects lower interest rates on a portion of the Company’s variable rate debt.

Income before taxes, as a percent of sales, was 6.7 percent in the second quarter of 2004 and 8 percent in the second quarter of 2003. The decrease in 2004 reflected the impact of the restructuring charges taken during the second quarter of 2004, as well as lower gross profit as a percent of sales, partially offset by lower marketing, general and administrative expense as a percent of sales compared to the same period in the prior year.

The effective tax rate for the second quarter of 2004 was 22.8 percent and 24.9 percent for year-to-date 2004 compared to 27.5 percent for the full year of 2003. The decrease in the effective tax rate was due to a favorable foreign tax audit settlement, which resulted in a one-time reduction of tax expense of approximately $4 million in the second quarter. The lower tax rate was also due to changes in the geographic mix of income compared to the same period in the prior year.

Net income from discontinued operations was $1.6 million for the second quarter of 2003, which reflected net sales of approximately $15 million. Refer to Note 2 “Discontinued Operations,” to the Consolidated Financial Statements for more detail.

Net Income and Earnings Per Share:

(In millions, except share amounts)	2004	2003
Net income	$68.5	$71.3
Net income per common share	.69	.72
Net income per common share, assuming dilution	.68	.71

Net income for the second quarter of 2004 decreased 3.9 percent compared to the second quarter of 2003. Net income, as a percent of sales, was 5.2 percent and 6 percent in the second quarter of 2004 and 2003, respectively.

Net income per common share for the second quarter of 2004 decreased 4.2 percent compared to the second quarter of 2003.

Net income per common share, assuming dilution, for the second quarter of 2004 decreased 4.2 percent compared to the second quarter of 2003.

RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE SECOND QUARTER

Pressure-sensitive Adhesives and Materials:

(In millions)	2004	2003
Sales – U.S.	$377.6	$343.1
Sales – International	523.3	443.2
Intrasegment sales	(47.1)	(42.5)

Net sales	$853.8	$743.8
Income before interest and taxes	59.2	54.4

The Pressure-sensitive Adhesives and Materials segment reported an increase in sales and operating income for the second quarter of 2004 compared to the second quarter of 2003. Sales increased approximately $110 million or 15 percent to $854 million in the second quarter of 2004 compared to $744 million in 2003 as a result of higher sales in both the domestic and international operations. Operating income increased approximately $5 million or 9 percent to $59 million compared to $54 million in the second quarter of 2003. Operating income for this segment reflected a pretax charge of approximately $13 million in 2004 related to restructuring costs and asset impairment charges during the quarter. (See “Cost Reduction Actions” above.)

Results from Domestic Operations

Domestic sales, including intrasegment sales, increased approximately $35 million or 10 percent due to higher sales in the roll materials business (approximately $21 million), specialty tapes business (approximately $8 million) and graphics and reflective business (approximately $6 million). The sales increases in these businesses were due to core unit volume growth, including the benefit from new products and applications. Partially offsetting these increases was the negative impact of changes in product mix and pricing.

Income from domestic operations increased approximately $2 million. The increase reflected higher sales, partially offset by higher raw material costs.

Results from International Operations

International sales, including intrasegment sales, increased approximately $80 million or 18 percent due to higher sales in the roll materials business (approximately $61 million), graphics and reflective business (approximately $13 million) and specialty tapes business (approximately $7 million). The sales increases in these businesses reflected core unit volume growth in Europe, Asia and Latin America, partially offset by the negative impact of changes in product mix and pricing. The favorable impact of foreign currency translation also contributed to international sales (approximately $34 million).

Income from international operations increased approximately $3 million. Operating income for this segment reflected a pretax charge of approximately $13 million for restructuring costs and asset impairment charges. The increase is due to higher sales, as well as the impact of foreign currency translation and the cost savings from productivity improvement initiatives, partially offset by the restructuring charge, transition costs for new manufacturing equipment in Europe and higher raw material costs.

Consumer and Converted Products:

(In millions)	2004	2003
Sales – U.S.	$312.0	$314.4
Sales – International	214.0	191.0
Intrasegment sales	(18.2)	(16.6)

Net sales	$507.8	$488.8
Income before interest and taxes	61.1	58.9

The Consumer and Converted Products segment reported increased sales and operating income for the second quarter of 2004 compared to the second quarter of 2003. Sales increased approximately $19 million or 4 percent to $508 million in the second quarter of 2004 compared to $489 million in the second quarter of 2003, reflecting increases in the international operations, partially offset by decreases in sales in the domestic operations. Operating income increased approximately $2 million or 4 percent to $61 million in the second quarter of 2004 compared to $59 million in the second quarter of 2003 reflecting an increase in income in international operations, partially offset by a decline in income in domestic operations.

Results from Domestic Operations

Domestic sales, including intrasegment sales, decreased approximately $2 million or 1 percent reflecting lower sales in the office products business (approximately $9 million) due to loss of market share with one major customer (estimated to be $9 million), as well as the negative impact of changes in product mix and pricing. The decline in sales in the office products business was partially offset by higher sales in the industrial and automotive products business (approximately $6 million) due to core unit volume growth.

Income from domestic operations decreased approximately $3 million. The decrease reflected the decline in sales in the office products business and higher raw material costs, partially offset by the benefit from cost savings from productivity improvement initiatives.

Results from International Operations

International sales, including intrasegment sales, increased approximately $23 million or 12 percent reflecting higher sales in the retail information services business (approximately $17 million) and office products business (approximately $9 million). Included in these increases was the favorable impact of foreign currency translation (approximately $10 million). Increased sales in the retail information services business reflected core unit volume growth in 2004, due in part to relatively weak results in the second quarter of 2003 related to SARS and slow economic conditions that affected this business in 2003.

Income from international operations increased approximately $5 million reflecting core unit volume growth in the retail information services business, the cost savings from productivity improvement initiatives and the favorable impact of foreign currency translation.

In October 2003, the Company completed the sale of its package label converting business in Europe, which was previously reported in the Consumer and Converted Products segment. The results for this business were accounted for as discontinued operations for 2003.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

(In millions)	2004	2003
Net sales	$2,570.7	$2,327.4
Cost of products sold	1,813.6	1,597.6

Gross profit	757.1	729.8
Marketing, general and administrative expense	532.2	512.6
Interest expense	28.5	29.4
Other expense (income), net	35.2	(4.0)

Income from continuing operations before taxes	161.2	191.8
Taxes on income	40.1	53.7

Income from continuing operations Income from discontinued operations, net of tax	121.1 —	138.1 4.0

Net income	$121.1	$142.1

Sales increased 10 percent to $2.6 billion in the first six months of 2004, compared to $2.3 billion in the same period of 2003. The increase in sales in 2004 included the favorable impact of foreign currency translation (approximately $129 million), as well as approximately $114 million from core unit volume growth which was partially offset by the negative impact of product mix and pricing.

Gross profit margins for the first six months of 2004 and 2003 were 29.5 percent and 31.4 percent, respectively. The decrease in 2004 reflected the impact of a difficult pricing environment and segment mix (faster growth in the Pressure-sensitive Adhesives and Materials segment compared to the higher gross profit margin Consumer and Converted Products segment). The decrease also reflected transition costs for new manufacturing equipment in Europe and higher raw material costs.

Marketing, general and administrative expense as a percent of sales decreased to 20.7 percent in the first six months of 2004 from 22 percent in the first six months of 2003 due to higher sales in 2004, segment mix (lower operating expenses as a percent of sales in the faster growing Pressure-sensitive Adhesives and Materials segment, compared to the Consumer and Converted Products segment) and the benefit from productivity improvement initiatives. Expenses increased approximately $20 million due to the impact of foreign currency translation and additional spending on long-term growth initiatives, including RFID applications.

The Company recorded pretax charges totaling $35.2 million in the first six months of 2004 related to severance (approximately $23.6 million) and asset impairment charges (approximately $11.6 million) primarily related to the completion of the Jackstädt integration actions ($34.5 million).

Other income in the first six months of 2003 included a $9 million settlement of a lawsuit, partially offset by net losses from disposition of fixed assets, asset impairments and other costs associated with a plant closure.

Interest expense for the first six months of 2004 and 2003 was $28.5 million and $29.4 million, respectively.

Income before taxes, as a percent of sales in the first six months of 2004 and 2003, was 6.3 percent and 8.2 percent, respectively. The percentage decrease in 2004 reflected the impact of the restructuring charges taken during the first six months of 2004, as well as lower gross profit as a percent of sales, partially offset by lower marketing, general and administrative expense as a percent of sales.

The year-to-date effective tax rate decreased to 24.9 percent in 2004 compared to 27.5 percent for the full year of 2003. The decrease in the effective tax rate was due to a favorable foreign tax audit settlement during the second quarter of 2004, which resulted in a one-time reduction of tax expense of approximately $4 million. The lower tax rate was also due to changes in the geographic mix of income.

Net income from discontinued operations was $4 million for the first six months of 2003, which reflected net sales of approximately $30 million. Refer to Note 2 “Discontinued Operations,” to the Consolidated Financial Statements for more detail.

Net Income and Earnings Per Share:

(In millions, except share amounts)	2004	2003
Net income	$121.1	$142.1
Net income per common share	1.21	1.43
Net income per common share, assuming dilution	1.21	1.42

Net income for the first six months of 2004 decreased 14.8 percent compared to the same period in 2003. Net income, as a percent of sales, was 4.7 percent and 6.1 percent in the first six months of 2004 and 2003, respectively.

Net income per common share for the first six months of 2004 decreased 15.4 percent compared to the same period in 2003. Net income per common share, assuming dilution, for the first six months of 2004 decreased 14.8 percent compared to the same period in 2003.

RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE

Pressure-sensitive Adhesives and Materials:

(In millions)	2004	2003
Sales – U.S.	$744.4	$681.1
Sales – International	1,048.3	870.5
Intrasegment sales	(92.6)	(83.5)

Net sales	$1,700.1	$1,468.1
Income before interest and taxes	107.0	115.0

The Pressure-sensitive Adhesives and Materials segment reported an increase in sales and a decrease in operating income for the first six months of 2004 compared to the same period in 2003. Sales increased approximately $232 million or 16 percent to $1.7 billion in the first six months of 2004 compared to $1.5 billion in 2003 as a result of higher sales in both the domestic and international operations. Operating income decreased approximately $8 million or 7 percent to $107 million compared to $115 million in the first six months of 2003. Operating income for this segment reflected a pretax charge of approximately $34 million in 2004 related to restructuring costs and asset impairment charges during the first six months, primarily associated with the completion of the Company’s integration of the Jackstädt acquisition. (See “Cost Reduction Actions” above.)

Results from Domestic Operations

Domestic sales, including intrasegment sales, increased approximately $63 million or 9 percent due to higher sales in the roll materials business (approximately $40 million), specialty tapes business (approximately $14 million) and graphics and reflective business (approximately $13 million). The sales increases in these businesses were due to core unit volume growth, including the benefit from new products and applications.

Income from domestic operations increased approximately $5 million. The increase reflected higher sales, as well as the cost savings from productivity improvement initiatives, partially offset by higher raw material costs.

Results from International Operations

International sales, including intrasegment sales, increased approximately $178 million or 20 percent due to higher sales in the roll materials business (approximately $135 million), graphics and reflective business (approximately $26 million) and specialty tapes business (approximately $17 million). The sales increases in these businesses reflected core unit volume growth in Europe, Asia and Latin America, partially offset by the negative impact of changes in product mix and pricing. The favorable impact of foreign currency translation also contributed to increased international sales (approximately $101 million).

Income from international operations decreased approximately $14 million. The decrease reflected a pretax charge of approximately $34 million related to restructuring and asset impairment charges during the first six months of 2004. Transition costs for new manufacturing equipment in Europe and higher raw material costs also contributed to the decline in operating income from international operations. Offsetting these factors was the benefit of higher sales, the positive impact of foreign currency translation and the cost savings from productivity improvement initiatives.

Consumer and Converted Products:

(In millions)	2004	2003
Sales – U.S.	$573.5	$612.4
Sales – International	409.4	367.2
Intrasegment sales	(33.1)	(32.8)

Net sales	$949.8	$946.8
Income before interest and taxes	112.3	124.3

The Consumer and Converted Products segment reported an increase in sales and a decrease in operating income for the first six months of 2004 compared to the same period in 2003. Sales increased approximately $3 million or less than 1 percent to $950 million in the first six months of 2004 compared to $947 million in the same period in 2003, reflecting increases in sales in the international operations, partially offset by decreases in the domestic operations. Operating income decreased approximately $12 million or 10 percent to $112 million in the first six months of 2004 compared to $124 million in the same period in 2003 reflecting a decline in income in domestic operations, partially offset by an increase in income in international operations.

Results from Domestic Operations

Domestic sales, including intrasegment sales, decreased approximately $39 million or 6 percent reflecting lower sales in the office products business (approximately $40 million) due to loss of market share with one major customer (approximately $18 million), impact of customer inventory reductions during the first quarter of 2004 (due largely to higher than usual orders by customers late in the fourth quarter of 2003) and the impact of continued weak business conditions in the first quarter of 2004, including the effect of lower selling prices. Also included in the sales decline was the negative impact of changes in product mix and pricing and loss of sales from discontinued product lines (approximately $10 million).

Income from domestic operations decreased approximately $19 million. The decrease reflected declines in sales in the office products business, including the effect of lower selling prices and higher raw material costs, partially offset by the cost savings from productivity improvement initiatives.

Results from International Operations

International sales, including intrasegment sales, increased approximately $42 million or 11 percent reflecting higher sales in the retail information services business (approximately $29 million) and office products business (approximately $18 million). Included in these increases was the favorable impact of foreign currency translation (approximately $31 million). The core unit volume growth in the retail information services business was offset by a decline in the office products business. The core unit volume growth in the retail information services business was due in part to relatively weak results in the second quarter of 2003 related to SARS and slow economic conditions that affected this business in 2003.

Income from international operations increased approximately $7 million. The increase in international operations reflected core unit volume growth in the retail information services business, the cost savings from productivity improvement initiatives and the favorable impact of foreign currency translation, offset by declines in core unit volume in the office products business.

In October 2003, the Company completed the sale of its package label converting business in Europe, which was previously reported in the Consumer and Converted Products segment. The results for this business were accounted for as discontinued operations for 2003.

FINANCIAL CONDITION

LIQUIDITY

Cash Flow Provided by Operating Activities

Net cash flow provided by operating activities was $180.3 million in the first six months of 2004 and $153.3 million in the first six months of 2003. Cash flow from operating activities for 2004 was negatively impacted by changes in assets and liabilities of approximately $52 million. Cash flow from operating activities for 2003 was negatively impacted by changes in assets and liabilities of approximately $71 million. For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and divestitures and certain non-cash transactions (discussed in more detail in the “Analysis of Selected Balance Sheet Accounts” below).

Cash flow from accounts receivable decreased in the second quarter of 2004 due to higher accounts receivable balances resulting from higher sales, partially offset by a decrease in the average number of days sales outstanding, from 60.5 in the first six months of 2003 to 59.7 in the first six months of 2004. (See “Accounts Receivable Ratios” discussed below.) Cash flow from inventory decreased due to higher inventory for the back-to-school season and introduction of new products in the office products business and increases in inventory due to higher sales in the emerging markets of Asia, Latin America and Eastern Europe. Cash flow from accounts payable and accrued liabilities increased due to higher levels of inventory purchases during the second quarter. Taxes on income decreased due to the timing of payments.

Cash Flow Used in Investing Activities

Net cash flow used in investing activities was $87.3 million in the first six months of 2004 compared to $116.7 million in the first six months of 2003.

Capital Spending

Capital expenditures in the first six months of 2004 were $77.2 million compared to $103.7 million in 2003. The Company expects higher capital expenditures in the second half of 2004 than in the first half. Total capital expenditures are expected to be approximately $200 million in 2004. The Company’s major capital projects in 2004 include expansion of the Company’s capacity in Asia, as well as projects related to productivity improvement in the Company’s North American roll materials operation.

Expenditures related to capitalized software and other capitalized assets were $8.8 million in the first six months of 2004 and $7.1 million in 2003.

Acquisitions and Divestitures

During the first six months of 2004, payments for acquisitions of $2.3 million were related to an acquisition in the ticketing business in Asia.

In the first six months of 2003, payments for acquisitions of $7.6 million were primarily due to certain contingencies related to the achievement of performance targets associated with the 2001 acquisition of Dunsirn Industries, Inc.

Cash Flow Used in Financing Activities

Net cash flow used in financing activities was $94.6 million in the first six months of 2004 compared to $19.9 million in the same period in 2003.

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

Shareholders’ Equity

Dividends paid for the first six months of 2004 totaled $81.7 million compared to $79.6 million in the same period in 2003. Proceeds from the exercise of stock options for the first six months of 2004 were $14 million, compared to $2.1 million in the same period in 2003.

Analysis of Selected Balance Sheet Accounts

Other Current Liabilities

Other current liabilities decreased approximately $156 million during the first six months of 2004 reflecting the payment to Steinbeis (approximately $106 million), as well as a decrease in income taxes payable due to timing (approximately $49 million). See “Commitments and Contingencies” below.

Other Shareholders’ Equity Accounts

The market value of shares held in the employee stock benefit trust increased by $95 million during the first six months of 2004 due to changes in stock price. This increase was partially offset by the issuance of shares during the first six months of 2004 from the trust under the Company’s stock and incentive plans valued at approximately $22 million.

Analysis of Selected Financial Ratios

Management utilizes certain financial ratios to assess its financial condition and operating performance, as discussed in detail below.

Working Capital Ratio

Working capital (current assets minus current liabilities), as a percent of annualized sales was (.7) percent for the first six months of 2004 compared to (.9) percent for the first six months of 2003. Management utilizes the working capital from continuing operations ratio as a measurement tool to assess the working capital requirements of the Company, because it excludes the impact of fluctuations due to financing activities of the Company. The timing of financing activities is not necessarily related to current operations and would tend to distort the working capital ratio from period to period. Working capital from continuing operations, as a percent of annualized sales, was 8 percent for each of the first six-month periods ended of 2004 and 2003, as shown below. Management’s objective is to minimize its investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.

Working capital from continuing operations consists of:

	Six Months Ended
(In millions)	June 26, 2004	June 28, 2003
(A) Working capital (current assets minus current liabilities)	$(34.6)	$(43.8)
Reconciling items:
Short-term and current portion of long-term debt	445.0	326.9
Steinbeis obligation (see “Commitments and Contingencies”)	—	95.8

(B) Working capital from continuing operations	$410.4	$378.9

(C) Annualized sales (Year-to-date sales multiplied by 2)	$5,141.4	$4,654.8

Working capital, as a percent of annualized sales (A) ÷ (C)	(.7)%	(.9)%

Working capital from continuing operations as a percent of annualized sales (B) ÷ (C)	8.0%	8.0%

In the first six months of 2004, working capital from continuing operations, as a percent of annualized sales, reflected higher sales, higher balances in accounts receivable (approximately $69 million) and inventory (approximately $47 million), partially offset by increased balances in accounts payable (approximately $64 million). Included in the changes in working capital balances for the first six months of 2004 was the impact of changes in foreign currency translation. Higher accounts receivable balances reflected higher sales in the Pressure-sensitive Adhesives and Materials segment and the retail information services business. Increased inventory balances were a result of the back-to-school season and introduction of new products in the office products business and continued growth in the emerging markets of Asia, Eastern Europe and Latin America. Higher balances in accounts payable were due to increased inventory purchases.

Accounts Receivable Ratios

The average number of days sales outstanding in accounts receivable decreased to 59.7 days in the first six months of 2004 compared to 60.5 days in the first six months of 2003 due to improved customer terms and collections.

Inventory Ratios

Inventory turnover was 8.3 for both the first six months of 2004 and 2003.

Debt Ratios

Total debt to total capital was 47.7 percent at June 26, 2004 compared to 50.3 percent at June 28, 2003. This decrease was due to higher equity balances in 2004.

Shareholders’ Equity Ratios

Return on average shareholders’ equity was 18 percent for the first six months of 2004 compared to 24.2 percent for the first six months of 2003. Return on average total capital was 12.5 percent for the first six months of 2004 compared to 15.1 percent for the first six months of 2003. Decreases in these returns in 2004 compared to 2003 were primarily due to the impact of restructuring costs and asset impairment charges, as well as an increase in retained earnings from 2003 to 2004.

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

Capital from Debt

Total debt increased by approximately $78 million to $1.3 billion as of June 2004 compared to December 2003. This increase during the first six months of 2004 reflected the issuance of commercial paper borrowings of approximately $106 million in connection with the final settlement of the Steinbeis obligation in the first quarter, partially offset by net repayments of debt (approximately $34 million).

In July 2004, the Company entered into a revolving credit agreement with 10 domestic and foreign banks for a total commitment of $525 million, expiring July 16, 2009. This revolving credit agreement replaces the Company’s previous agreements for a $250 million credit facility expiring July 1, 2006 and a $200 million 364-day credit facility expiring December 3, 2004, both of which were terminated in connection with the new revolving credit agreement. Financing available under the new agreement is used as a commercial paper back-up facility and is also available to finance other corporate requirements. The terms of the new agreement are generally similar to the previous agreements.

The Company currently has availability of $200 million under its existing shelf registration statement filed with the Securities and Exchange Commission in the third quarter of 2001. The Company anticipates issuing approximately $150 million during the third quarter of 2004 under this registration statement.

Credit ratings are an important factor in the Company’s ability to obtain short-term and long-term financing. When determining a credit rating, the rating agencies consider the Company’s competitive position, business outlook, consistency of cash flows, debt level and liquidity, global presence and management team.

The ratings assigned to the Company also impact the interest rates on its commercial paper and other borrowings. The Company’s credit ratings are as follows:

	Short-term	Long-term	Outlook
Standard & Poor’s Rating Service	A-1	A	Negative
Moody’s Investor Service	P2	A3	Stable

Commitments and Contingencies

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division (“DOJ”) that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to the Company in connection with the investigation. In May 2004, the European Commission initiated inspections and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, the Company was notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. The Company is cooperating with these investigations. The Company is a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. The Company is also a named defendant in purported stockholder class actions in the U.S. seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company is unable to predict the effect of these matters at this time, although the effect may be adverse and material. These matters are reported in Note 12 “Commitments and Contingencies” to the Consolidated Financial Statements.

The Company has been designated by U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at twelve waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At June 26, 2004, the Company had guaranteed approximately $14 million.

In February 2003, the Company entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. Management does not expect the residual value of the equipment to vary significantly from the amount guaranteed.

The Company guaranteed approximately $18 million of certain foreign subsidiaries’ obligations to their suppliers as of June 26, 2004.

In the first quarter of 1999, the Company recorded an obligation associated with the transaction with Steinbeis Holding GmbH, which combined substantially all of the Company’s office products businesses in Europe with Zweckform Büro-Produkte GmbH, a German office products supplier. The obligation of $101.5 million was included in the “Other accrued liabilities” line in the Consolidated Balance Sheet at December 27, 2003. The Company paid the entire obligation (approximately $106 million) in February 2004, which included the impact of foreign currency translation.

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

RECENT ACCOUNTING REQUIREMENTS

During the first six months of 2004, the Company adopted several accounting and financial accounting disclosure requirements by the Financial Accounting Standards Board (“FASB”), Emerging Issues Task Force (“EITF”) and Financial Staff Position by the FASB, none of which has had a significant impact on the Company’s financial results of operations and financial position, nor is expected to have a significant impact on the Company’s financial results of operations and financial position when effective. (Refer to Note 16 “Recent Accounting Requirements,” to the Notes to Consolidated Financial Statements for more information).

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

Certain of such risks and uncertainties are discussed in more detail in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, projections related to estimated cost savings from integration and productivity improvement actions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings, including the U.S. Department of Justice (“DOJ”) criminal investigation, as well as the European Commission and Canadian Department of Justice Investigations, into competitive practices in the label stock industry and any related proceedings or lawsuits pertaining to the subject matter including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, ability to estimate the impact of foreign currency on financial results and other risks associated with foreign operations, changes in worldwide and local economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.

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

On April 14, 2003, the Company announced that it had been advised that the U.S. Department of Justice was challenging the proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”) on the basis of its belief that in certain aspects of the label stock industry “the competitors have sought to coordinate rather than compete.” The Company also announced that it had been notified that the U.S. Department of Justice had initiated a criminal investigation into competitive practices in the label stock industry.

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

In connection with the U.S. Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough and Simcic (CEO, President and Group Vice President - Roll Materials Worldwide, respectively). On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The Court’s decision incorporated a stipulation by the U.S. Department of Justice that the paper label industry is competitive.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. On January 21, 2004, plaintiff, Pamco Tape & Label, voluntarily dismissed its complaint, leaving a total of ten named plaintiffs. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the Court appointed a lead plaintiff and approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to Court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The Court approved the parties stipulation in July 2004 and continued the status conference to December 2004. There has been no discovery or other activity in the case and no trial date has been set. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and

UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint has been filed in the Superior Court for Maricopa County, Arizona. The Company intends to defend these matters vigorously.

On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practice in the label stock industry. The Company is cooperating in the investigation, and has produced documents in response to the subpoena.

On June 8, 2004, Pamco Tape & Label filed in the Superior Court for the County of San Francisco, California, a purported class action on behalf of direct purchasers of self-adhesive label stock and against the Company, Bemis, UPM and Raflatac, seeking actual damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. The Company intends to defend this matter vigorously.

On May 25, 2004, officials from the European Commission, assisted by officials from national competition authorities, launched unannounced inspections of and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany. The investigation apparently seeks evidence of unlawful anticompetitive activities affecting the European paper and forestry products sector, including the adhesive label stock market. The Company is cooperating with the investigation.

Based on published press reports, certain other European producers of paper and forestry products received similar visits from European authorities. One such producer, UPM, stated that it had decided to disclose to competition authorities “any conduct that has not comported with applicable competition laws,” and that it had received conditional immunity in the European Union and Canada with respect to certain conduct it has previously disclosed to them, contingent on full cooperation.

On July 9, 2004, the Competition Law Division of the Department of Justice of Canada notified the Company that it was seeking information from the Company in connection with a label stock investigation. The Company is cooperating with the investigation.

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

During the period from 1990 through 1999, the Board of Directors authorized the repurchase of an aggregate 40.4 million shares of the Company’s outstanding common stock (the “Program”). The last Board of Directors’ authorization of 5 million shares occurred in October 1999 and has no expiration. The acquired shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. Included in the total shares repurchased were 5,267 shares that were delivered (actually or constructively) to the Company by participants exercising stock options during the second quarter under the Company’ stock option plans, in payment of the option exercise price and/or to satisfy withholding tax obligations.

The following table sets forth the monthly repurchases of the Company’s common stock:

(Shares in thousands, except per share amounts)
Period	Total shares repurchased	Average price per share	Remaining shares available for repurchases under the Program
March 28, 2004 – April 24, 2004	5.3	$41.55	3,157.5
April 25, 2004 – May 22, 2004	1.8	64.94	3,155.7
May 23, 2004 – June 26, 2004	—	—	3,155.7

Quarterly total	7.1	$47.48	3,155.7

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.1: Revolving Credit Agreement dated July 16, 2004

Exhibit 10.8.2: Amended Employment Agreement with Philip M. Neal

Exhibit 10.8.4: Form of Employment Agreement

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

Registrant furnished a current report on Form 8-K on May 25, 2004, providing a copy of several news releases relating to an investigation of the paper and forest products industry (including the adhesive label stock market) by European regulators concerning alleged anticompetitive activities.

Registrant furnished a current report on Form 8-K on July 20, 2004, providing a copy of a news release relating to its financial results for the quarter ending June 26, 2004.

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

August 4, 2004