Form 10-Q
period 2004-09-25
AVERY DENNISON CORPORATION
filed 2004-11-04
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004.

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

Number of shares of $1 par value common stock outstanding as of October 22, 2004: 110,458,962

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2004 FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in millions)

(Unaudited)

	September 25, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$69.9	$29.5
Trade accounts receivable, less allowances of $56.8 and $54.2 for 2004 and 2003, respectively	860.6	833.2
Inventories, net	430.1	406.1
Deferred taxes	29.3	29.5
Other current assets	101.0	142.6

Total current assets	1,490.9	1,440.9
Property, plant and equipment	2,551.4	2,500.3
Accumulated depreciation	1,274.0	1,210.5

Property, plant and equipment, net	1,277.4	1,289.8
Goodwill	722.8	716.6
Other intangibles resulting from business acquisitions, net	140.3	151.3
Other assets	513.0	506.7

	$4,144.4	$4,105.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$197.1	$292.6
Accounts payable	539.8	548.5
Other current liabilities	542.6	654.9

Total current liabilities	1,279.5	1,496.0
Long-term debt	1,054.3	887.7
Non-current deferred taxes and other long-term liabilities	392.0	402.9
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $1 par value; authorized – 400,000,000 shares at September 25, 2004 and December 27, 2003; issued – 124,126,624 shares at September 25, 2004 and December 27, 2003; outstanding – 99,946,206 shares and 99,569,383 shares at September 25, 2004 and December 27, 2003, respectively	124.1	124.1
Capital in excess of par value	802.9	703.7
Retained earnings	1,846.0	1,772.5
Cost of unallocated ESOP shares	(11.6)	(11.6)
Employee stock benefit trusts, 10,512,756 shares at September 25, 2004 and 10,897,033 shares at December 27, 2003	(663.9)	(595.4)
Treasury stock at cost, 13,667,662 shares at September 25, 2004 and 13,660,208 shares at December 27, 2003	(597.4)	(597.0)
Accumulated other comprehensive loss, net of tax	(81.5)	(77.6)

Total shareholders’ equity	1,418.6	1,318.7

	$4,144.4	$4,105.3

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales	$1,336.2	$1,204.1	$3,906.9	$3,531.5
Cost of products sold	946.8	848.6	2,760.4	2,446.2

Gross profit	389.4	355.5	1,146.5	1,085.3
Marketing, general and administrative expense	273.1	253.3	805.3	765.9
Interest expense	13.8	13.9	42.3	43.3
Other expense (income), net	—	.2	35.2	(3.8)

Income from continuing operations before taxes	102.5	88.1	263.7	279.9
Taxes on income	27.5	23.3	67.6	77.0

Income from continuing operations	75.0	64.8	196.1	202.9
Income from discontinued operations, net of tax	—	1.7	—	5.7

Net income	$75.0	$66.5	$196.1	$208.6

Per share amounts:
Net income per common share:
Continuing operations	$.75	$.65	$1.96	$2.04
Discontinued operations	—	.02	—	.06

Net income per common share	$.75	$.67	$1.96	$2.10

Net income per common share, assuming dilution:
Continuing operations	$.75	$.65	$1.95	$2.03
Discontinued operations	—	.02	—	.05

Net income per common share, assuming dilution	$.75	$.67	$1.95	$2.08

Dividends	$.37	$.36	$1.11	$1.08

Average shares outstanding:
Common shares	99.9	99.4	99.8	99.4
Common shares, assuming dilution	100.6	100.0	100.5	100.1

Common shares outstanding at period end	99.9	99.4	99.9	99.4

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 25, 2004	September 27, 2003
Operating Activities:
Net income	$196.1	$208.6
Less: income from discontinued operations, net of tax	—	5.7

Income from continuing operations	196.1	202.9
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	109.3	104.8
Amortization	29.8	26.0
Deferred taxes	8.8	5.8
Asset impairment and net loss on sale of assets	9.7	3.8
Other noncash items, net	(2.4)	(1.9)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(18.6)	(75.0)

Net cash provided by operating activities	332.7	266.4

Investing Activities:
Purchase of property, plant and equipment	(115.6)	(148.3)
Purchase of software and other assets	(17.4)	(15.2)
Payments for acquisitions	(14.3)	(9.5)
Proceeds from sale of assets	8.2	7.0
Other	(6.9)	(4.4)

Net cash used in investing activities	(146.0)	(170.4)

Financing Activities:
Additional borrowings	154.6	414.5
Payments of debt	(205.0)	(398.3)
Dividends paid	(122.6)	(119.3)
Purchase of treasury stock	(.5)	(.1)
Proceeds from exercise of stock options, net	14.9	2.3
Other	12.0	12.0

Net cash used in financing activities	(146.6)	(88.9)

Effect of foreign currency translation on cash balances	.3	1.7

Increase in cash and cash equivalents	40.4	8.8
Cash and cash equivalents, beginning of period	29.5	22.8

Cash and cash equivalents, end of period	$69.9	$31.6

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

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

The third quarters of 2004 and 2003 consisted of thirteen-week periods ending September 25, 2004 and September 27, 2003, respectively. The interim results of operations are not necessarily indicative of future financial results.

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

A summarized combined statement of income for discontinued operations is as follows:

(In millions)	Three Months Ended September 27, 2003	Nine Months Ended September 27, 2003
Net sales	$14.0	$43.9

Income before taxes	$2.4	$7.9
Taxes on income	.7	2.2

Income from discontinued operations, net of tax	$1.7	$5.7

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions

Changes in the net carrying amount of goodwill from continuing operations for the periods shown, by reportable segment, are as follows:

(In millions)	Consumer and Converted Products	Pressure- sensitive Adhesives and Materials	Total
Balance as of December 28, 2002	$325.9	$292.3	$618.2
Goodwill acquired during the period	.7	6.3	7.0
Acquisition adjustments(1)	12.1	20.4	32.5
Divestiture	(.9)	—	(.9)
Translation adjustments	17.9	41.9	59.8

Balance as of December 27, 2003	$355.7	$360.9	$716.6
Goodwill acquired during the period	14.3	—	14.3
Acquisition adjustments(2)	(5.0)	—	(5.0)
Translation adjustments	(.6)	(2.5)	(3.1)

Balance as of September 25, 2004	$364.4	$358.4	$722.8

(1)	Acquisition adjustments consist of changes in goodwill from purchase price allocations associated with the RVL Packaging, Inc. (“RVL”), L&E Packaging (“L&E”) and Jackstädt GmbH (“Jackstädt”) acquisitions in 2002.

(2)	Acquisition adjustments consist of changes in goodwill for tax assessments associated with RVL.

3.	Goodwill and Other Intangibles Resulting from Business Acquisitions (continued)

The Company completed the acquisitions of several small private companies during 2004, including Rinke Etiketten in Germany. Rinke Etiketten had annual sales of approximately $25 million in 2003. The impact of this acquisition on the Company’s net sales was approximately $2 million during the third quarter of 2004. These acquisitions support the Company’s growth in its retail information services business.

As part of the Jackstädt purchase price allocations in 2003 and 2002, the Company recognized certain costs related to exit activities and integration costs. These costs totaling approximately $25 million were recognized as part of the assumed liabilities and included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. The costs were primarily related to severance costs for involuntary terminations of approximately 560 employees of Jackstädt, to be paid through the end of 2005. At September 25, 2004, approximately $.5 million remained accrued. All of the employees affected by these actions had left the Company by the end of 2003. Also included were lease exit costs and costs to terminate contracts with sales agents.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions, at September 25, 2004 and December 27, 2003, which continue to be amortized:

	September 25, 2004			December 27, 2003
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets:
Tradenames and trademarks	$42.5	$22.5	$20.0	$42.7	$18.5	$24.2
Patented and other acquired technology	65.4	15.8	49.6	65.4	13.0	52.4
Customer relationships	83.4	14.1	69.3	84.1	11.3	72.8
Other intangibles	4.4	3.0	1.4	4.4	2.5	1.9

Total	$195.7	$55.4	$140.3	$196.6	$45.3	$151.3

Amortization expense on other intangible assets resulting from business acquisitions was $3.3 million and $10.3 million for the three and nine months ended September 25, 2004, respectively, and $3.4 million and $9.9 million for the three and nine months ended September 27, 2003, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are twelve years for tradenames and trademarks, nineteen years for patented and other acquired technology, twenty-three years for customer relationships, seven years for other intangibles and nineteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and for each of the next four succeeding fiscal years, is expected to be approximately $14 million, $13 million, $12 million, $9 million and $8 million, respectively.

4.	Net Income Per Share

Net income per common share amounts were computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
(A) Income from continuing operations	$75.0	$64.8	$196.1	$202.9
(B) Income from discontinued operations	—	1.7	—	5.7

(C) Net income available to common shareholders	$75.0	$66.5	$196.1	$208.6

(D) Weighted average number of common shares outstanding	99.9	99.4	99.8	99.4
Additional common shares issuable under employee stock options using the treasury stock method and contingently issuable shares under an acquisition agreement	.7	.6	.7	.7

(E) Weighted average number of common shares outstanding assuming the exercise of stock options and contingently issusable shares under an acquisition agreement	100.6	100.0	100.5	100.1

Income from continuing operations per common share (A) ÷ (D)	$.75	$.65	$1.96	$2.04
Income from discontinued operations per common share (B) ÷ (D)	—	.02	—	.06

Net income per common share (C) ÷ (D)	$.75	$.67	$1.96	$2.10

Income from continuing operations per common share, assuming dilution (A) ÷ (E)	$.75	$.65	$1.95	$2.03
Income from discontinued operations per common share, assuming dilution (B) ÷ (E)	—	.02	—	.05

Net income per common share, assuming dilution (C) ÷ (E)	$.75	$.67	$1.95	$2.08

Certain employee stock options were not included in the computation of net income per common share, assuming dilution, because these options would not have had a dilutive effect. The number of stock options excluded from the computation was 1.3 million and 1.4 million for the three and nine months ended September 25, 2004 , respectively, and 4.2 million and 3.7 million for the three and nine months ended September 27, 2003, respectively.

5.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $76.9 million and $192.2 million for the three and nine months ended September 25, 2004, respectively, and $52.6 million and $308.3 million for the three and nine months ended September 27, 2003, respectively.

5.	Comprehensive Income (continued)

The components of accumulated other comprehensive loss, net of tax, at the end of the periods presented were as follows:

(In millions)	September 25, 2004	December 27, 2003
Foreign currency translation adjustment	$34.8	$39.3
Minimum pension liability	(96.0)	(96.0)
Net loss on derivative instruments designated as cash flow and firm commitment instruments	(20.3)	(20.9)

Total accumulated other comprehensive loss	$(81.5)	$(77.6)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, were as follows:

(In millions)	September 25, 2004
Beginning accumulated derivative loss	$(20.9)
Net loss reclassified to earnings	5.1
Net change in the revaluation of hedging transactions	(4.5)

Ending accumulated derivative loss	$(20.3)

6.	Stock-Based Compensation

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

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123 using the Black-Scholes option-pricing model:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income, as reported Compensation expense, net of tax	$75.0 (4.2)	$66.5 (4.9)	$196.1 (12.9)	$208.6 (14.5)

Net income, pro forma	$70.8	$61.6	$183.2	$194.1

Net income per share, as reported	$.75	$.67	$1.96	$2.10
Net income per share, assuming dilution, as reported	.75	.67	1.95	2.08

Pro forma net income per share	$.71	$.62	$1.84	$1.95
Pro forma net income per share, assuming dilution	.70	.62	1.82	1.94

7.	Foreign Currency

Translation of financial statements of subsidiaries operating in hyperinflationary economies and transactions in foreign currencies resulted in losses of $2.2 million and $6.7 million during the three and nine months ended September 25, 2004, respectively. For the three and nine months ended September 27, 2003, these transactions resulted in a loss of $.6 million and a gain of $.8 million, respectively. Operations in hyperinflationary economies consist of the Company’s operations in Turkey and the Dominican Republic.

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

During the three and nine months ended September 25, 2004, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The reclassification from other comprehensive loss to earnings for settlement or ineffectiveness was a net loss of $2.5 million and $5.1 million during the three and nine months ended September 25, 2004, respectively. The reclassifications were net gains of $.3 million and $2.2 million during the three and nine months ended September 27, 2003, respectively. A net loss of approximately $3.5 million is expected to be reclassified from other comprehensive loss to earnings within the next 12 months.

In connection with the issuance of the $250 million 10-year Senior Notes in January 2003, the Company settled the related forward starting interest rate swap at a loss of approximately $32.5 million. The loss is being amortized to interest expense over a 10-year period, which corresponds to the term of the related debt. The related interest expense recognized for the three and nine months ended September 25, 2004 was $.7 million and $1.9 million, respectively. The related interest expense recognized for the three and nine months ended September 27, 2003 was $.6 million and $1.8 million, respectively. The Company estimates that the amortization for this loss will be approximately $2.5 million for 2004, which is part of the reclassification described above.

9.	Debt

In August 2004, the Company issued $150 million in floating interest rate Senior Notes due 2007, under its existing shelf registration statement filed with the Securities and Exchange Commission in the third quarter of 2001. The Notes are callable at par by the Company after one year. The Company has $50 million available under its existing registration statement as of September 2004.

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

10.	Inventories

Inventories consisted of:

(In millions)	September 25, 2004	December 27, 2003
Raw materials	$130.9	$124.8
Work-in-progress	104.7	92.7
Finished goods	212.4	204.6

Inventories at lower of FIFO cost or market (approximates replacement cost)	448.0	422.1
Less LIFO adjustment	(17.9)	(16.0)

	$430.1	$406.1

11.	Research and Development

Research and development expense for the three and nine months ended September 25, 2004 was $20.4 million and $60.3 million, respectively. For the three and nine months ended September 27, 2003, research and development expense was $17.6 million and $54.2 million, respectively.

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

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed their complaint without prejudice on October 4, 2004. The Company intends to defend these matters vigorously.

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

On May 25, 2004, officials from the European Commission (“EC”), assisted by officials from national competition authorities, launched unannounced inspections of and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany. The investigation apparently seeks evidence of unlawful anticompetitive activities affecting the European paper and forestry products sector, including the adhesive label stock market. The Company is cooperating with the investigation.

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

In the course of its internal examination of matters pertinent to the EC’s investigation of anticompetitive activities affecting the European paper and forest products sector, the Company discovered instances of improper conduct by certain employees in its European operations. This conduct violated the Company’s policies and in some cases constituted an infringement of EC competition law. As a result, the Company expects that the EC will fine the Company when its investigation is completed. The EC has wide discretion in fixing the amount of a fine, up to a maximum fine of 10 percent of a company’s annual revenue. Because the Company is unable to estimate either the timing or the amount or range of any fine, the Company has made no provision for a fine in its financial statements. However, the Company believes that the fine could well be material in amount. There can be no assurance that

12.	Commitments and Contingencies (continued)

additional adverse consequences to the Company will not result from the conduct discovered by the Company or other matters under EC or other laws. The Company is cooperating with authorities, continuing its internal examination, and taking remedial actions.

On July 9, 2004, the Competition Law Division of the Department of Justice of Canada notified the Company that it was seeking information from the Company in connection with a label stock investigation. The Company is cooperating with the investigation.

The Board of Directors has created an ad hoc committee comprised of independent directors to oversee the foregoing matters.

The Company is unable to predict the effect of these matters at this time, although the effect could well be adverse and material.

The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At September 25, 2004, the Company had guaranteed approximately $13 million.

The Company guaranteed up to approximately $18 million of certain foreign subsidiaries’ obligations to their suppliers as of September 25, 2004.

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

12.	Commitments and Contingencies (continued)

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

Product warranty liabilities were as follows:

(In millions)	Total
Balance as of December 28, 2002	$1.4
Accruals for warranties issued	3.2
Payments	(2.1)

Balance as of December 27, 2003	$2.5
Accruals for warranties issued	1.6
Payments	(1.7)

Balance as of September 25, 2004	$2.4

In February 2003, the Company entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. Management does not expect the residual value of the equipment to vary significantly from the amount guaranteed.

In connection with the L&E acquisition in 2002, the Company issued 743,108 shares at $63.08 per share. In the event the value of the Company’s common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, the Company may be obligated to pay the difference in value to L&E, in the form of cash or common shares at the Company’s option.

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

The charge included severance and related costs of $7.7 million ($7 million for approximately 175 positions in the Pressure-sensitive Adhesives and Materials segment and $.7 million for approximately 20 positions in the Consumer and Converted Products segment), which represent cash paid or to be paid to employees terminated under these actions. At September 25, 2004, $1.6 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet), and of the approximately 195 positions affected under these actions, approximately 170 employees (approximately 155 employees from the Pressure-sensitive Adhesives and Materials segment and approximately 15 employees from the Consumer and Converted Products segment) had left the Company. The remaining employees impacted by these actions are expected to leave the Company by 2005 and final payments to the terminated employees will be made in 2005.

Also included in the $13.8 million pretax charge was a charge of $6.1 million for asset impairments and planned disposition of property, plant and equipment, lease cancellation costs and other associated costs in the Pressure-sensitive Adhesives and Materials segment. Asset impairments were based on the market values for similar assets. Of the total charge, $4.5 million related to asset impairments and planned disposition of property, plant and equipment ($2.8 million of buildings and land and $1.7 million of machinery and equipment), $.2 million related to lease cancellation costs and $1.4 million for other associated costs. The Company completed the payments for the lease cancellation costs in September 2004.

13.	Components of Other Expense (Income) and Cost Reduction Actions (continued)

The Company recorded a pretax charge of $21.4 million in the first quarter of 2004 relating to restructuring costs and asset impairment charges as part of the Company’s integration of the Jackstädt acquisition in the Company’s Pressure-sensitive Adhesives and Materials segment. Asset impairments were based on the market values for similar assets. The charge included severance and related costs of $15.9 million, which represent cash paid or to be paid to employees terminated under these actions, involving the elimination of approximately 210 positions. These employees had left the Company as of September 2004 and final payments to the terminated employees will be made in 2005. At September 25, 2004, $7.9 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet). Also included in the charge was $2.9 million related to impairment of software and $2.6 million related to impairment and planned disposition of machinery and equipment.

The Company recorded a pretax charge of $34.3 million in the fourth quarter of 2003 relating to integration actions and productivity improvement initiatives, as well as net losses associated with several product line divestitures. This charge involved both of the Company’s operating segments. The charge included severance and related costs of $22 million related to the elimination of approximately 530 positions worldwide ($10.3 million for approximately 180 positions in the Pressure-sensitive Adhesives and Materials segment, $11.3 million for approximately 335 positions in the Consumer and Converted Products segment and $.4 million for approximately 15 positions in Corporate). Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At September 25, 2004, $2.3 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet) and of the approximately 530 positions affected under these actions, approximately 475 employees (approximately 320 employees from the Consumer and Converted Products segment, approximately 140 employees from the Pressure-sensitive Adhesives and Materials segment and approximately 15 Corporate employees) had left the Company. The remaining employees impacted by these actions are expected to leave the Company in 2005 and final payments to the terminated employees will be made in 2006. Also included in the charge was $8.2 million for asset impairments and planned disposition of property, plant and equipment, lease cancellation costs and other associated costs. Asset impairments were based on the market values for similar assets. Of the total charge, $4.2 million related to impairment of production software assets in the Consumer and Converted Products segment, $3.4 million ($3.2 million in the Pressure-sensitive Adhesives and Materials segment and $.2 million in the Consumer and Converted Products segment) related to asset impairments and planned disposition of property, plant and equipment ($2.5 million for buildings and land and $.9 million for machinery and equipment), $.3 million related to lease cancellation costs and $.3 million for other associated costs. The Company completed the payments for the lease cancellation costs in June 2004.

The Company recorded a $10.7 million pretax charge ($4.7 million in the Pressure-sensitive Adhesives and Materials segment and $6 million in the Consumer and Converted Products segment) in the fourth quarter of 2002 relating to cost reduction actions and the reorganization of manufacturing and administrative facilities in both of the Company’s operating segments. This charge represented severance and related costs associated with the elimination of approximately 300 positions worldwide. The positions eliminated included approximately 80 employees in the Pressure-sensitive Adhesives and Materials segment and approximately 220 employees in the Consumer and Converted Products segment. The employees terminated under these actions had left the Company as of June 2004 and final payments were made as of September 2004.

In the third quarter of 2002, the Company recorded lease cancellation costs of $3.9 million. The Company expects to pay the lease cancellation costs through 2011.

13.	Components of Other Expense (Income) and Cost Reduction Actions (continued)

The table below details lease cancellation cost activities:

(In millions)	Total
Balance as of December 28, 2002	$3.7
Additional accrual	3
Cancellation costs paid	(.9)

Balance as of December 27, 2003	3.1
Additional accrual	.2
Cancellation costs paid	(1.7)

Balance as of September 25, 2004	$1.6

Other income was approximately $3.8 million for the nine months ended September 27, 2003, which included a $9 million pretax gain from the settlement of a lawsuit during the second quarter of 2003, partially offset by net losses from disposition of fixed assets, asset impairments and costs associated with a plant closure.

14.	Pensions and Other Postretirement Benefits

The following table sets forth the components of net periodic benefit cost/(income) for the periods shown:

Pension Benefits	Three Months Ended				Nine Months Ended
	September 25, 2004		September 27, 2003		September 25, 2004		September 27, 2003
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net periodic benefit cost/(income):
Service cost	$4.2	$2.5	$3.0	$2.1	$12.5	$7.6	$9.2	$6.4
Interest cost	6.4	4.3	6.2	3.8	19.1	13.5	18.7	11.3
Expected return on plan assets	(10.6)	(5.1)	(10.0)	(4.8)	(31.8)	(15.5)	(30.2)	(14.3)
Recognized net actuarial loss (gain)	1.0	.6	(.1)	.3	2.6	1.8	(.2)	1.0
Amortization of prior service cost	.1	.1	.1	.1	.1	.2	.1	.3
Amortization of transition obligation or asset	(.2)	(.4)	(.2)	(.2)	(.4)	(1.0)	(.4)	(.8)

Net periodic benefit cost/(income)	$.9	$2.0	$(1.0)	$1.3	$2.1	$6.6	$(2.8)	$3.9

14.	Pensions and Other Postretirement Benefits (continued)

Postretirement Health Benefits	Three Months Ended		Nine Months Ended
(In millions)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Components of net periodic benefit cost:
Service cost	$.3	$.3	$1.1	$1.0
Interest cost	.6	.7	1.7	2.2
Recognized net actuarial loss	.1	.1	.5	.4
Amortization of prior service cost	(.3)	—	(.7)	(.2)

Net periodic benefit cost	$.7	$1.1	$2.6	$3.4

During the third quarter of 2004, the Company contributed $25.3 million to its U.S. pension plans, resulting in a total contribution of $26.1 million for the nine months ended September 25, 2004. Based on the minimum funding requirements for the full year of 2004, the Company was only required to contribute $7.4 million to its U.S. pension plans. Additionally, the Company contributed $1 million and $2.9 million to its postretirement benefit plan during the three and nine months ended September 25, 2004, respectively.

15.	Segment Information

Financial information by operating segment from continuing operations is set forth below:

	Three Months Ended		Nine Months Ended
(In millions)	September 25, 2004	September 27, 2003(1)	September 25, 2004	September 27, 2003(1)
Net sales:
Pressure-sensitive Adhesives and Materials	$857.5	$756.1	$2,557.6	$2,224.2
Consumer and Converted Products	517.3	492.1	1,467.1	1,438.9
Intersegment(2)	(38.6)	(44.1)	(117.8)	(131.6)

Net sales	$1,336.2	$1,204.1	$3,906.9	$3,531.5

Income from continuing operations before taxes:
Pressure-sensitive Adhesives and Materials(3)	$76.0	$55.3	$183.0	$170.3
Consumer and Converted Products	59.6	58.4	171.9	182.7
Corporate administrative and research and development expenses (4)	(19.3)	(11.7)	(48.9)	(29.8)
Interest expense	(13.8)	(13.9)	(42.3)	(43.3)

Income from continuing operations before taxes	$102.5	$88.1	$263.7	$279.9

(1)	Certain prior year amounts have been reclassified to conform with the 2004 financial statement presentation.

(2)	The majority of intersegment sales represents sales from the Pressure-sensitive Adhesives and Materials segment to the Consumer and Converted Products segment.

(3)	Operating income for the nine months ended September 25, 2004 includes restructuring costs, asset impairment and lease cancellation charges totaling $35.2 million pretax, of which the Pressure-sensitive Adhesives and Materials segment recorded $34.5 million and the Consumer and Converted Products segment recorded $.7 million. See Note 13 “Components of Other Expense (Income) and Cost Reduction Actions,” for further information.

(4)	Operating income for the nine months ended September 27, 2003 included a $9 million pretax gain from the settlement of a lawsuit, partially offset by net losses of $5.2 million from disposition of fixed assets, asset impairment charges and costs associated with a plant closure. The Pressure-sensitive Adhesives and Materials segment recorded a $.5 million loss, the Consumer and Converted Products segment recorded a $1.2 million loss, and Corporate recorded a $5.5 million pretax gain.

16.	Recent Accounting Requirements

In September 2004, the consensus of Emerging Issues Task Force (EITF) Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The provisions of EITF Issue No. 04-10 are effective for fiscal years ending after October 13, 2004. The Company is currently in the process of determining the impact of this consensus on its financial results.

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the new law regarding prescription drug benefits under Medicare for sponsors of postretirement health care benefits. Under the guidance, a subsidy could be provided to the Company if it is concluded that its prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D. The Company has concluded that the prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D; however, based on the Company’s current estimates, the subsidy would not be significant to the Company’s postretirement benefits plan and financial position.

In March 2004, the consensus of EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement 128,” was published. EITF Issue No. 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 were effective for reporting periods beginning after March 31, 2004. The adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of the original SFAS No. 132 will remain in effect until the provisions of this Statement are adopted. Certain new provisions were effective for financial statements with fiscal years ending after December 15, 2003, while other provisions are effective for fiscal years ending after June 15, 2004. The interim period disclosures were effective for interim periods beginning after December 15, 2003. See Note 14 “Pensions and Other Postretirement Benefits,” for disclosures required under the revised SFAS No. 132.

In December 2003, the FASB reissued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation were effective for interim periods ending after March 15, 2004. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

17.	Taxes on Income

The effective tax rate was 26.8 percent for the third quarter of 2004 and 25.6 percent for the first nine months of 2004. The full year tax rate for 2004 is expected to be 26 percent compared to 27.5 percent for the full year 2003. The decrease in the effective tax rate was due to changes in the geographic mix of income and the effect of a favorable foreign tax audit settlement, which resulted in a one-time reduction of tax expense of approximately $4 million during the second quarter of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Avery Dennison Corporation’s (the “Company”) sales from continuing operations for the first nine months in 2004 increased 11 percent compared to the same period in 2003 to $3.9 billion, due to core unit volume growth and the benefit of foreign currency translation, partially offset by the negative impact of changes in product mix and pricing. Net income and diluted earnings per share decreased approximately $13 million and $.13 per share, respectively.

The decline in earnings during the first nine months was due to the impact of restructuring and asset impairment charges (totaling $35.2 million pretax) taken during the first six months of 2004, primarily associated with the Jackstädt GmbH (“Jackstädt”) integration ($34.5 million pretax). These actions had a $.25 per share negative impact on earnings in the first nine months of 2004. The Company’s earnings were also negatively affected by a decline in the Company’s gross profit margin (see “Analysis of Results of Operations for the Nine Months Year-to-Date” below) in the first nine months of 2004, reflecting the impact of a difficult pricing environment, faster growth in the Pressure-sensitive Adhesives and Materials segment than in the higher gross profit margin Consumer and Converted Products segment (“segment mix”), transition costs for new manufacturing equipment in Europe and the net impact of higher raw material costs partially offset by associated selling price increases. The negative effect of segment mix on gross profit margin was partially offset by lower operating expenses as a percent of sales in the Pressure-sensitive Adhesives and Materials segment, compared to the Consumer and Converted Products segment. The operating expense ratio to sales also improved due to cost savings from productivity improvement initiatives. In addition, the results for the first nine months of 2004 included the benefit of a lower effective tax rate compared to 2003.

Core unit volumes grew an estimated 7 percent in the first nine months of 2004. (Core unit volume growth is a measure of sales performance that excludes the estimated impact of acquisitions, divestitures, changes in product mix and pricing and currency translation. Management uses this measure to evaluate underlying demand for the Company’s products and services, and to assess sales trends over time.) The growth in the Company’s core unit volumes was due to generally improved economic conditions and growth in the emerging markets of Asia, Latin America and Eastern Europe, as well as the benefit from new products and applications.

As a result of the divestiture of the Company’s package label converting business in Europe in October 2003 (discussed below in “Acquisitions and Divestitures”), the discussions which follow generally reflect summary results from the Company’s continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

Summary Results by Operating Segment

The Pressure-sensitive Adhesives and Materials segment reported 13 percent and 15 percent increases in sales in the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003. Approximately 60 percent of the incremental sales in the first nine months of 2004 was due to an increase in core unit volume partially offset by the negative impact of changes in product mix and pricing. The balance of the incremental sales was attributable to the favorable impact of foreign currency translation. Operating income (operating income refers to income before interest and taxes) for this segment increased approximately 37 percent in the third quarter, compared to the same period in 2003 due to the savings from productivity improvement initiatives (particularly the consolidation of the European roll materials operations). In the first nine months of 2004, operating income for this segment increased approximately 7 percent, compared to the same period in 2003. Operating income in the first nine months of 2004 included a total pretax charge of approximately $34 million, related to restructuring costs and asset impairment charges associated with the Jackstädt integration. Operating income during this period was also negatively affected by transition costs associated with new manufacturing equipment in Europe, as well as higher raw material costs. These decreases were partially offset by the cost savings from productivity improvement initiatives, including the closure of two European plants during the first six months of 2004, and the impact of selling price increases implemented during the year.

The Consumer and Converted Products segment reported a 5 percent and a 2 percent increase in sales in the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003. For the first nine months of 2004, a decline in core unit volume and the effect of a difficult pricing environment were more than offset by the benefit of foreign currency translation, which represented approximately 3 percentage points of growth over the first nine months of the prior year. The volume decline was attributable to the Company’s office products business, reflecting the loss of market share with one major customer, loss of sales from discontinued product lines, the impact of tighter customer inventory management (including reductions in the first quarter of 2004, due largely to higher than usual orders by customers late in the fourth quarter of 2003) and the impact of weak business conditions in the office products business. In addition, sales were negatively affected by changes in product mix and pricing in this business. Partially offsetting the declines in the office products business were higher sales in the retail information services business in comparison to prior year, particularly in Asia and Latin America. The strength of this business reflected growth from geographic expansion, as well as relatively weak results in 2003, related to slow industry conditions due in part to the economic effects of Severe Acute Respiratory Syndrome (“SARS”). Operating income for this segment increased approximately 2 percent in the third quarter of 2004 compared to 2003, due to growth in the retail information services business, partially offset by lower sales in the office products business. In the first nine months of 2004, operating income for this segment decreased approximately 6 percent, compared to 2003 due to lower sales in the office products business and higher raw material costs, partially offset by cost savings from productivity improvement initiatives and growth in the retail information services business.

Impact of Currency Exchange Rates

International operations generate approximately 50 percent of the Company’s net sales. As a result, the Company is exposed to foreign currency exchange rate risk, and changes in foreign currency exchange rates will impact the Company’s financial results. As previously noted, the Company benefited from foreign currency translation during 2004 representing growth in net sales of approximately $39 million in the third quarter and approximately $167 million in the first nine months compared to the same periods in 2003. The benefit from foreign currency translation reflected the strength of the Euro, Australian dollar, British pound and Canadian dollar against the U.S. dollar. The benefit of currency translation added approximately $.01 to diluted earnings per share in the third quarter of 2004 and approximately $.06 to diluted earnings per share in the first nine months of 2004.

Acquisitions and Divestitures

During the third quarter of 2004, the Company acquired Rinke Etiketten, a privately held company located in Germany, with 2003 annual sales of approximately $25 million. The impact of this acquisition on the Company’s net sales was approximately $2 million during the third quarter of 2004. This acquisition supports the Company’s growth in its retail information services business.

During the first six months of 2004, the Company completed its actions to integrate the operations of the 2002 acquisition of Jackstädt into the Company’s other existing businesses. The Company closed a manufacturing facility in France during the first quarter and a manufacturing facility in Italy during the second quarter, and the Company recorded restructuring charges associated with severance and asset impairments for each of these periods. (See “Cost Reduction Actions” below.)

In October 2003, the Company completed the sale of its package label converting business in Europe, which consisted of two package label converting facilities in Denmark and a package label converting facility in France, which combined represented approximately $30 million in sales in the first nine months of 2003. The results from this business, which were previously reported in the Company’s Consumer and Converted Products segment, have been accounted for as discontinued operations for 2003.

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

In connection with all of the integration and other cost reduction actions described above, the Company realized an estimated $30 million of savings in the first nine months of 2004. Annualized savings associated with these actions are anticipated to be approximately $50 million to $60 million.

See also Note 13 “Components of Other Expense (Income) and Cost Reduction Actions,” to the Consolidated Financial Statements for further detail.

Operating Expenses, Interest and Taxes

Marketing, general and administrative expenses increased 5 percent to $805.3 million in the first nine months of 2004 compared to $765.9 million in the same period in 2003 due to the impact of foreign currency translation, higher pension, medical and insurance costs and additional spending on long-term growth initiatives, including radio-frequency identification (“RFID”) applications. Marketing, general and administrative expenses as a percent of sales have improved to 20.6 percent in the first nine months of 2004 compared to 21.7 percent in the same period in 2003, due to higher sales in 2004, segment mix (lower operating expenses as a percent of sales in the faster growing Pressure-sensitive Adhesives and Materials segment, compared to the Consumer and Converted Products segment) and the benefit of productivity improvement initiatives. Interest expense was $42.3 million for the first nine months of 2004, compared to $43.3 million for the same period in 2003.

The effective tax rate was 26.8 percent for the third quarter of 2004 and 25.6 percent for the first nine months of 2004. The full year tax rate for 2004 is expected to be 26 percent compared to 27.5 percent for the full year 2003. The decrease in the effective tax rate was due to changes in the geographic mix of income and the effect of a favorable foreign tax audit settlement, which resulted in a one-time reduction of tax expense of approximately $4 million during the second quarter of 2004.

Free Cash Flow

Free cash flow for the first nine months of 2004 increased $99 million to $217 million for the first nine months of 2004 compared to $118 million in the same period in 2003, due to net changes in assets and liabilities, as well as lower capital expenditures in 2004. See “Liquidity” below for more details. Free cash flow refers to cash flow from operating activities less spending on property, plant and equipment. Management utilizes free cash flow as a measurement tool to assess the cash flow available for other corporate purposes, such as dividends and debt service.

	Nine Months Ended
(In millions)	September 25, 2004	September 27, 2003
Net cash provided by operating activities	$332.7	$266.4
Purchase of property, plant and equipment	(115.6)	(148.3)

Free cash flow	$217.1	$118.1

Label Stock Industry Investigations

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division (“DOJ”) that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to the Company in connection with the investigation. In May 2004, the European Commission (“EC”) initiated inspections and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, the Company was notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. The Company is cooperating with these investigations. The Company is a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. The Company is also a named defendant in purported stockholder class actions in the U.S. seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company has discovered instances of improper conduct by certain employees in its European operations that constituted an infringement of EC competition law. The Company accordingly expects that the EC will impose a fine on the Company when its investigation is completed. The Company is unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 12 “Commitments and Contingencies,” to the Consolidated Financial Statements.

Outlook

In the fourth quarter of 2004, the Company anticipates increases in sales and net income in comparison to the same period in 2003, resulting from core unit volume growth, continued implementation of selling price increases to partially offset higher raw material costs, and the benefit from productivity improvement initiatives. For the third quarter of 2004, core unit volumes increased an estimated 7 percent compared to an estimated 8 percent growth in the second quarter of 2004. This recent slowing in core unit volume growth is expected to continue through the fourth quarter of 2004, reflecting a more difficult comparison to the previous year, as well as the potential for weaker economic conditions affecting demand for the Company’s products. The Company also expects a benefit from foreign currency translation, based on the assumption that the average Euro to U.S. dollar exchange rate for 2004 will remain approximately at the current level (above U.S. $1.20 for Euro 1) for the remainder of 2004.

A current global supply shortage of acrylic monomers, a component used in some of the Company’s adhesives, is affecting certain of its materials businesses. Production has been only minimally affected and the Company does not expect the shortage to have a material impact on earnings in the fourth quarter of 2004. Nevertheless, a potentially significant downside risk related to this shortage does exist.

The Company expects continued growth in the Pressure-sensitive Adhesives and Materials segment during the fourth quarter of 2004, although the growth rate is expected to be slower than the third quarter of 2004. The Company anticipates that raw material costs will continue to increase in the fourth quarter of 2004. However, the Company expects to partially offset the increases in raw material costs with additional selling price increases.

In the Consumer and Converted Products segment, the Company anticipates higher sales growth during the fourth quarter of 2004 in comparison to the rate of growth achieved in the third quarter of 2004. The Company expects continued strength in its retail information services business. In addition, the Company expects growth in the office products business, particularly in North America, due to anticipated inventory replenishment by major customers resulting from tighter customer inventory management in the third quarter, the impact of an additional week of sales in the fourth quarter, and the anniversary of the market share loss in 2003. However, the Company also anticipates that raw material costs will increase in this segment over the next three months and does not expect to offset these raw material cost increases in the office products business until 2005, due to contractual obligations to its customers.

Increases in annual pension, medical, and insurance costs are expected to be in the range of $13 million to $14 million before taxes by the end of 2004, due in part to an estimated increase of $9 million for pension expense resulting from changes in actuarial assumptions. However, this increase could be impacted by changes in foreign currency translation.

The Company also anticipates increased spending related to certain long-term growth initiatives, including RFID applications (expected to be $7 million to $8 million during the fourth quarter of 2004, resulting in approximately $17 million in spending for 2004).

The Company estimates that interest expense in 2004 will be comparable to 2003. Increases in interest rates are expected to be offset by net debt reductions.

The Company anticipates that the effective tax rate will be approximately 26.5 percent to 27 percent for the fourth quarter, subject to changes in the geographic mix of income, which would result in a full year rate of approximately 26 percent for 2004. The Company believes that this rate is sustainable through 2005, subject to changes in the geographic mix of income. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The Company is presently assessing various provisions of this Act, including the provision for a one-time repatriation of accumulated foreign earnings. The Company’s current intention is to continue to indefinitely reinvest its undistributed foreign earnings and therefore, no deferred tax liability has been recorded at this time.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

(In millions)	2004	2003
Net sales	$1,336.2	$1,204.1
Cost of products sold	946.8	848.6

Gross profit	389.4	355.5
Marketing, general and administrative expense	273.1	253.3
Interest expense	13.8	13.9
Other expense, net	—	0.2

Income from continuing operations before taxes	102.5	88.1
Taxes on income	27.5	23.3

Income from continuing operations Income from discontinued operations, net of tax	75.0 —	64.8 1.7

Net income	$75.0	$66.5

Sales increased 11 percent to $1.3 billion in the third quarter of 2004, compared to $1.2 billion in the third quarter of 2003. Approximately $92 million of the increase in sales in 2004 reflected core unit volume growth in many of the Company’s businesses. The increase in sales also included the favorable impact of foreign currency translation (approximately $40 million).

Gross profit margins for the third quarters of 2004 and 2003 were 29.1 percent and 29.5 percent, respectively. The decrease in 2004 reflected the net impact of higher raw material costs partially offset by associated selling price increases. In the third quarter of 2004, raw material costs increased by approximately $12 million compared to the same period in the prior year, while associated selling prices increased by approximately $5 million to $6 million.

Marketing, general and administrative expense as a percent of sales decreased to 20.4 percent in the third quarter of 2004 from 21 percent in the same period in the prior year due to higher sales in 2004, segment mix (lower operating expenses as a percent of sales in the faster growing Pressure-sensitive Adhesives and Materials segment, compared to the Consumer and Converted Products segment) and the benefit from productivity improvement initiatives. Expenses increased approximately $20 million due to the impact of foreign currency translation, additional spending on long-term growth initiatives, including RFID applications, and higher annual pension, medical, and insurance costs.

Interest expense for the third quarters of 2004 and 2003 was $13.8 million and $13.9 million, respectively.

Income before taxes, as a percent of sales, was 7.7 percent in the third quarter of 2004 and 7.3 percent in the third quarter of 2003. The increase in 2004 reflected lower marketing, general and administrative expense as a percent of sales, partially offset by lower gross profit as a percent of sales.

The effective tax rate for the third quarter of 2004 was 26.8 percent and 25.6 percent for the first nine months of 2004. The full year tax rate for 2004 is expected to be 26 percent compared to 27.5 percent for the full year of 2003.

Net income from discontinued operations was $1.7 million for the third quarter of 2003, which reflected net sales of approximately $14 million. Refer to Note 2 “Discontinued Operations,” to the Consolidated Financial Statements for more detail.

Net Income and Earnings Per Share:

(In millions, except share amounts)	2004	2003
Net income	$75.0	$66.5
Net income per common share	.75	.67
Net income per common share, assuming dilution	.75	.67

Net income for the third quarter of 2004 increased 12.8 percent compared to the third quarter of 2003. Net income, as a percent of sales, was 5.6 percent and 5.5 percent in the third quarter of 2004 and 2003, respectively.

Net income per common share and net income per common share, assuming dilution for the third quarter of 2004 increased 11.9 percent compared to the third quarter of 2003.

RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE THIRD QUARTER

Pressure-sensitive Adhesives and Materials:

(In millions)	2004	2003
Sales – U.S.	$372.8	$345.8
Sales – International	533.3	451.3
Intrasegment sales	(48.6)	(41.0)

Net sales	$857.5	$756.1
Income before interest and taxes	76.0	55.3

The Pressure-sensitive Adhesives and Materials segment reported an increase in sales and operating income for the third quarter of 2004 compared to the third quarter of 2003. Sales increased approximately $101 million or 13 percent to $858 million in the third quarter of 2004 compared to $756 million in 2003 as a result of higher sales in both the domestic and international operations. Operating income increased approximately $21 million or 37 percent to $76 million compared to $55 million in the third quarter of 2003.

Results from Domestic Operations

Domestic sales, including intrasegment sales, increased approximately $27 million or 8 percent due to higher sales in the roll materials business (approximately $21 million), graphics and reflective business (approximately $5 million) and specialty tapes business (approximately $3 million). The sales increases in these businesses were due to core unit volume growth, as well as a positive effect of changes in product mix and pricing.

Income from domestic operations remained the same in the third quarter of 2004 compared to the third quarter of 2003, reflecting higher sales offset by higher raw material costs.

Results from International Operations

International sales, including intrasegment sales, increased approximately $82 million or 18 percent due to higher sales in the roll materials business (approximately $64 million), graphics and reflective business (approximately $10 million) and specialty tapes business (approximately $7 million). The sales increases in these businesses reflected core unit volume growth in Europe, Asia and Latin America, as well as the favorable impact of foreign currency translation (approximately $31 million).

Income from international operations increased approximately $20 million. The increase is due to higher sales, the cost savings from productivity improvement initiatives (particularly the consolidation of the European roll materials operations) and the impact of foreign currency translation, partially offset by higher raw material costs.

Consumer and Converted Products:

(In millions)	2004	2003
Sales – U.S.	$325.7	$330.7
Sales – International	207.6	174.3
Intrasegment sales	(16.0)	(12.9)

Net sales	$517.3	$492.1
Income before interest and taxes	59.6	58.4

The Consumer and Converted Products segment reported increased sales and operating income for the third quarter of 2004 compared to the third quarter of 2003. Sales increased approximately $25 million or 5 percent to $517 million in the third quarter of 2004 compared to $492 million in the third quarter of 2003, reflecting increases in the international operations, partially offset by decreases in sales in the domestic operations. Operating income increased approximately $1 million or 2 percent to $60 million in the third quarter of 2004 reflecting an increase in income in international operations, partially offset by a decline in income in domestic operations.

Results from Domestic Operations

Domestic sales, including intrasegment sales, decreased approximately $5 million or 2 percent reflecting loss of sales from discontinued product lines (approximately $10 million), lower sales in the office products business (approximately $9 million), partially offset by higher sales in the retail information services business (approximately $8 million) and the industrial and automotive products business (approximately $6 million). The lower sales in the office products business was due to loss of market share with one major customer (estimated to be $9 million). The higher sales in the retail information services business and the industrial and automotive products business were due to core unit volume growth.

Income from domestic operations decreased approximately $4 million. The decrease reflected the decline in sales in the office products business and higher raw material costs, partially offset by the benefit from cost savings from productivity improvement initiatives.

Results from International Operations

International sales, including intrasegment sales, increased approximately $33 million or 19 percent reflecting higher sales in the retail information services business (approximately $28 million). Included in the international sales increase was the favorable impact of foreign currency translation (approximately $9 million). Increased sales in the retail information services business reflected core unit volume growth in 2004, as a result of growth from geographic expansion, as well as relatively weak results in 2003 related to slow industry conditions, due in part to the economic effects of SARS.

Income from international operations increased approximately $5 million reflecting higher sales, the cost savings from productivity improvement initiatives and the favorable impact of foreign currency translation.

In October 2003, the Company completed the sale of its package label converting business in Europe, which was previously reported in the Consumer and Converted Products segment. The results for this business were accounted for as discontinued operations for 2003.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

(In millions)	2004	2003
Net sales	$3,906.9	$3,531.5
Cost of products sold	2,760.4	2,446.2

Gross profit	1,146.5	1,085.3
Marketing, general and administrative expense	805.3	765.9
Interest expense	42.3	43.3
Other expense (income), net	35.2	(3.8)

Income from continuing operations before taxes	263.7	279.9
Taxes on income	67.6	77.0

Income from continuing operations Income from discontinued operations, net of tax	196.1 —	202.9 5.7

Net income	$196.1	$208.6

Sales increased 11 percent to $3.9 billion in the first nine months of 2004, compared to $3.5 billion in the same period of 2003. Approximately $208 million of the increase in sales in 2004 reflected core unit volume growth in many of the Company’s businesses, which was partially offset by the negative impact of product mix and pricing. The increase in sales also included the favorable impact of foreign currency translation (approximately $167 million).

Gross profit margins for the first nine months of 2004 and 2003 were 29.3 percent and 30.7 percent, respectively. The decrease in 2004 reflected the impact of a difficult pricing environment and segment mix (faster growth in the Pressure-sensitive Adhesives and Materials segment compared to the higher gross profit margin Consumer and Converted Products segment). The decrease also reflected transition costs for new manufacturing equipment in Europe, which were partially offset by the savings from plant closures in the region. In addition, the decrease reflected higher raw material costs, partially offset by selling price increases.

Marketing, general and administrative expense as a percent of sales decreased to 20.6 percent in the first nine months of 2004 from 21.7 percent in the first nine months of 2003 due to higher sales in 2004, segment mix (lower operating expenses as a percent of sales in the faster growing Pressure-sensitive Adhesives and Materials segment, compared to the Consumer and Converted Products segment) and the benefit from productivity improvement initiatives. Expenses increased approximately $39 million due to the impact of foreign currency translation and additional spending on long-term growth initiatives, including RFID applications, as well as higher annual pension, medical and insurance costs.

The Company recorded pretax charges totaling $35.2 million in the first nine months of 2004 related to severance (approximately $23.6 million) and asset impairment charges (approximately $11.6 million) primarily related to the completion of the Jackstädt integration actions ($34.5 million).

Other income in the first nine months of 2003 included a $9 million settlement of a lawsuit, partially offset by net losses from disposition of fixed assets, asset impairments and other costs associated with a plant closure.

Interest expense for the first nine months of 2004 and 2003 was $42.3 million and $43.3 million, respectively.

Income before taxes, as a percent of sales in the first nine months of 2004 and 2003, was 6.7 percent and 7.9 percent, respectively. The percentage decrease in 2004 reflected the impact of the restructuring charges taken during the first nine months of 2004, as well as lower gross profit as a percent of sales, partially offset by lower marketing, general and administrative expense as a percent of sales.

The effective tax rate for the first nine months of 2004 was 25.6 percent. The full year tax rate for 2004 is expected to be 26 percent compared to 27.5 percent for the full year of 2003.

Net income from discontinued operations was $5.7 million for the first nine months of 2003, which reflected net sales of approximately $44 million. Refer to Note 2 “Discontinued Operations,” to the Consolidated Financial Statements for more detail.

Net Income and Earnings Per Share:

(In millions, except share amounts)	2004	2003
Net income	$196.1	$208.6
Net income per common share	1.96	2.10
Net income per common share, assuming dilution	1.95	2.08

Net income for the first nine months of 2004 decreased 6 percent compared to the same period in 2003. Net income, as a percent of sales, was 5 percent and 5.9 percent in the first nine months of 2004 and 2003, respectively.

Net income per common share for the first nine months of 2004 decreased 6.7 percent compared to the same period in 2003. Net income per common share, assuming dilution, for the first nine months of 2004 decreased 6.3 percent compared to the same period in 2003.

RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Pressure-sensitive Adhesives and Materials:

(In millions)	2004	2003
Sales – U.S.	$1,117.2	$1,026.9
Sales – International	1,581.6	1,321.8
Intrasegment sales	(141.2)	(124.5)

Net sales	$2,557.6	$2,224.2
Income before interest and taxes	183.0	170.3

The Pressure-sensitive Adhesives and Materials segment reported an increase in sales and operating income for the first nine months of 2004 compared to the same period in 2003. Sales increased approximately $333 million or 15 percent to $2.6 billion in the first nine months of 2004 compared to $2.2 billion in 2003 as a result of higher sales in both the domestic and international operations. Operating income increased approximately $13 million or 7 percent to $183 million compared to $170 million in the first nine months of 2003. Operating income for this segment reflected a pretax charge of approximately $34 million in 2004 related to restructuring costs and asset impairment charges during the first nine months, primarily associated with the completion of the Company’s integration of the Jackstädt acquisition. (See “Cost Reduction Actions” above.)

Results from Domestic Operations

Domestic sales, including intrasegment sales, increased approximately $90 million or 9 percent due to higher sales in the roll materials business (approximately $61 million), graphics and reflective business (approximately $18 million) and specialty tapes business (approximately $17 million). The sales increases in these businesses were due to core unit volume growth.

Income from domestic operations increased approximately $6 million. The increase reflected higher sales, as well as the cost savings from productivity improvement initiatives, partially offset by higher raw material costs.

Results from International Operations

International sales, including intrasegment sales, increased approximately $260 million or 20 percent due to higher sales in the roll materials business (approximately $199 million), graphics and reflective business (approximately $36 million) and specialty tapes business (approximately $24 million). The sales increases in these businesses reflected core unit volume growth in Europe, Asia and Latin America. The favorable impact of foreign currency translation also contributed to increased international sales (approximately $136 million).

Income from international operations increased approximately $7 million. The increase reflected the benefit of higher sales, the cost savings from productivity improvement initiatives and the positive impact of foreign currency translation. Partially offsetting these factors were pretax charges of approximately $34 million related to restructuring and asset impairment charges. Income from international operations reflected a negative effect of transition costs for new manufacturing equipment in Europe, which were partially offset by the savings from plant closures in the region. In addition, income from international operations reflected higher raw material costs, partially offset by selling price increases.

Consumer and Converted Products:

(In millions)	2004	2003
Sales – U.S.	$899.2	$944.7
Sales – International	617.0	538.9
Intrasegment sales	(49.1)	(44.7)

Net sales	$1,467.1	$1,438.9
Income before interest and taxes	171.9	182.7

The Consumer and Converted Products segment reported an increase in sales and a decrease in operating income for the first nine months of 2004 compared to the same period in 2003. Sales increased approximately $28 million or 2 percent to $1.5 billion in the first nine months of 2004 compared to $1.4 billion in the same period in 2003. Operating income decreased approximately $11 million or 6 percent to $172 million in the first nine months of 2004 compared to $183 million in the same period in 2003 reflecting a decline in income in domestic operations, partially offset by an increase in income in international operations.

Results from Domestic Operations

Domestic sales, including intrasegment sales, decreased approximately $46 million or 5 percent reflecting lower sales in the office products business (approximately $42 million) and loss of sales from discontinued product lines (approximately $28 million), partially offset by higher sales in the industrial and automotive products business (approximately $15 million) and the retail information services business (approximately $12 million). Lower sales in the office products business was due to loss of market share with one major customer (approximately $26 million), impact of tighter inventory management by customers (including reductions during the first quarter of 2004 due largely to higher than usual orders by customers late in the fourth quarter of 2003) and the impact of weak business conditions, including the effect of lower selling prices.

Income from domestic operations decreased approximately $24 million. The decrease reflected declines in sales in the office products business and higher raw material costs, partially offset by cost savings from productivity improvement initiatives.

Results from International Operations

International sales, including intrasegment sales, increased approximately $78 million or 14 percent reflecting higher sales in the retail information services business (approximately $60 million) and office products business (approximately $28 million), partially offset by loss of sales from discontinued product lines (approximately $12 million). Included in these increases was the favorable impact of foreign currency translation (approximately $40 million). The core unit volume growth in the retail information services business was a result of growth from geographic expansion, as well as relatively weak results in 2003 related to slow industry conditions, due in part to the economic effects of SARS.

Income from international operations increased approximately $13 million. The increase in international operations reflected core unit volume growth in the retail information services business, the cost savings from productivity improvement initiatives and the favorable impact of foreign currency translation.

In October 2003, the Company completed the sale of its package label converting business in Europe, which was previously reported in the Consumer and Converted Products segment. The results for this business were accounted for as discontinued operations for 2003.

FINANCIAL CONDITION

LIQUIDITY

Cash Flow Provided by Operating Activities

Net cash flow provided by operating activities was $332.7 million in the first nine months of 2004 and $266.4 million in the first nine months of 2003. Cash flow from operating activities for 2004 was negatively impacted by changes in assets and liabilities of approximately $19 million. Cash flow from operating activities for 2003 was negatively impacted by changes in assets and liabilities of approximately $75 million. For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and divestitures and certain non-cash transactions (discussed in more detail in the “Analysis of Selected Balance Sheet Accounts” below).

Cash flow from accounts receivable decreased due to a higher accounts receivable balance resulting from higher sales. Cash flow from inventory decreased due to a higher inventory balance resulting from geographic expansion and growth. Cash flow from other receivables and other assets increased due to collection of certain receivables and cash receipts for vendor rebates. Cash flow from accounts payable and accrued liabilities increased due to the timing of payments and higher inventory.

Cash Flow Used in Investing Activities

Net cash flow used in investing activities was $146 million in the first nine months of 2004 compared to $170.4 million in the first nine months of 2003.

Capital Spending

Capital expenditures in the first nine months of 2004 and 2003 were $115.6 million and $148.3 million, respectively. Total capital expenditures are expected to be approximately $200 million by the end of 2004. The Company’s major capital projects in 2004 include expansion of the Company’s capacity in Asia, as well as projects related to productivity improvement in the Company’s North American roll materials operation.

Expenditures related to capitalized software and other capitalized assets were $17.4 million and $15.2 million in the first nine months of 2004 and 2003, respectively.

Acquisitions and Divestitures

During the first nine months of 2004, payments for acquisitions of $14.3 million were related to several small acquisitions in the retail information services business, including the acquisition of Rinke Etiketten in Germany.

In the first nine months of 2003, payments for acquisitions of $9.5 million were primarily due to certain contingencies related to the achievement of performance targets associated with the 2001 acquisition of Dunsirn Industries, Inc.

Cash Flow Used in Financing Activities

Net cash flow used in financing activities was $146.6 million in the first nine months of 2004 compared to $88.9 million in the same period in 2003.

Borrowings and Repayments of Debt

In August 2004, the Company issued $150 million in floating interest rate Senior Notes due 2007, under its existing shelf registration statement filed with the Securities and Exchange Commission in the third quarter of 2001. The Notes are callable at par by the Company after one year. This debt issuance was used to rebalance the Company’s short term and long term debt.

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

Shareholders’ Equity

Dividends paid for the first nine months of 2004 totaled $122.6 million compared to $119.3 million in the same period in 2003. Proceeds from the exercise of stock options for the first nine months of 2004 were $14.9 million, compared to $2.3 million in the same period in 2003.

Analysis of Selected Balance Sheet Accounts

Other Current Liabilities

Other current liabilities decreased approximately $112.3 million during the first nine months of 2004 reflecting the payment to Steinbeis (approximately $106 million), as well as a decrease in income taxes payable due to timing of payments (approximately $25 million). See “Commitments and Contingencies” below.

Other Shareholders’ Equity Accounts

The market value of shares held in the employee stock benefit trust increased by $92.5 million during the first nine months of 2004 due to changes in stock price. This increase was partially offset by the issuance of shares during the first nine months of 2004 from the trust under the Company’s stock and incentive plans valued at approximately $24 million.

Analysis of Selected Financial Ratios

Management utilizes certain financial ratios to assess its financial condition and operating performance, as discussed in detail below.

Working Capital Ratio

Working capital (current assets minus current liabilities), as a percent of annualized sales was 4.1 percent for the first nine months of 2004 compared to (1.4) percent for the first nine months of 2003. Management utilizes the working capital from continuing operations ratio as a measurement tool to assess the working capital requirements of the Company because it excludes the impact of fluctuations due to financing activities of the Company. The timing of financing activities is not necessarily related to current operations and would tend to distort the working capital ratio from period to period. Working capital from continuing operations, as a percent of annualized sales, was 7.8 percent for the first nine months of 2004 compared to 7.5 percent for the first nine months of 2003, as shown below. Management’s objective is to minimize its investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.

Working capital from continuing operations consists of:

	Nine Months Ended
(In millions)	September 25, 2004	September 27, 2003
(A) Working capital (current assets minus current liabilities)	$211.4	$(67.7)
Reconciling items:
Short-term and current portion of long-term debt	197.1	325.6
Steinbeis obligation (see “Commitments and Contingencies”)	—	93.8

(B) Working capital from continuing operations	$408.5	$351.7

(C) Annualized sales (1)	$5,209.2	$4,708.7

Working capital, as a percent of annualized sales (A) ÷ (C)	4.1%	(1.4)%

Working capital from continuing operations as a percent of annualized sales (B) ÷ (C)	7.8%	7.5%

(1)	Year-to-date net sales multiplied by four-thirds.

In the first nine months of 2004, working capital from continuing operations, as a percent of annualized sales, reflected higher sales, higher balances in accounts receivable (approximately $86 million), inventory (approximately $39 million) and cash and cash equivalents (approximately $38 million). Included in the changes in working capital balances for the first nine months of 2004 was the impact of changes in foreign currency translation (approximately $12 million). Higher accounts receivable balances reflected higher sales in the Pressure-sensitive Adhesives and Materials segment and the retail information services business. Increased inventory balances were a result of continued growth in the roll materials business in North America and in the emerging markets of Asia, Eastern Europe and Latin America. Higher balances in cash and cash equivalents were due to a timing issue impacting the cash balance at the end of the third quarter of 2004 in Europe.

Accounts Receivable Ratios

The average number of days sales outstanding in accounts receivable decreased to 59.3 days in the first nine months of 2004 compared to 60 days in the first nine months of 2003 due to improved customer terms and collections.

Inventory Ratios

Inventory turnover was 8.4 for both the first nine months of 2004 and 2003.

Debt Ratios

Total debt to total capital was 46.9 percent at September 25, 2004 compared to 49.1 percent at September 27, 2003. This decrease was due to higher equity balances in 2004.

Shareholders’ Equity Ratios

Return on average shareholders’ equity was 19.1 percent for the first nine months of 2004 compared to 23.7 percent for the first nine months of 2003. Return on average total capital was 13 percent for the first nine months of 2004 compared to 15 percent for the first nine months of 2003. Decreases in these returns in 2004 compared to 2003 were primarily due to the impact of restructuring costs and asset impairment charges in the first and second quarters of 2004.

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

Capital from Debt

Total debt increased by approximately $71 million to $1.25 billion as of September 2004 compared to December 2003. This increase during the first nine months of 2004 reflected the issuance of commercial paper borrowings of approximately $106 million in connection with the final settlement of the Steinbeis obligation in the first quarter, partially offset by repayments of debt. Debt levels are also affected by the seasonality of cash flow.

In August 2004, the Company issued $150 million in floating interest rate Senior Notes due 2007, under its existing shelf registration statement filed with the Securities and Exchange Commission in the third quarter of 2001. The Company has $50 million available under this registration statement as of September 2004.

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

Credit ratings are an important factor in the Company’s ability to obtain short-term and long-term financing. When determining a credit rating, the rating agencies consider many aspects of the Company’s business including the Company’s competitive position, business outlook, consistency of cash flows, debt level and liquidity, global presence and management team.

The ratings assigned to the Company also impact the interest rates on its commercial paper and other borrowings. The Company’s credit ratings are as follows:

	Short-term	Long-term	Outlook
Standard & Poor’s Rating Service	A-1	A	Negative
Moody’s Investor Service	P2	A3	Stable

Commitments and Contingencies

In April 2003, the Company was notified by the U.S. Department of Justice’s Antitrust Division that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to the Company in connection with the investigation. In May 2004, the European Commission initiated inspections and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, the Company was notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. The Company is cooperating with these investigations. The Company is a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. The Company is also a named defendant in purported stockholder class actions in the U.S. seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. The Company has discovered instances of improper conduct by certain employees in its European operations that constituted an infringement of EC competition law. The Company accordingly expects that the EC will impose a fine on the Company when its investigation is completed. The Company is unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 12 “Commitments and Contingencies,” to the Consolidated Financial Statements.

The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At September 25, 2004, the Company had guaranteed approximately $13 million.

In February 2003, the Company entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. Management does not expect the residual value of the equipment to vary significantly from the amount guaranteed.

The Company guaranteed up to approximately $18 million of certain foreign subsidiaries’ obligations to their suppliers as of September 25, 2004.

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

RECENT ACCOUNTING REQUIREMENTS

During the first nine months of 2004, the Company adopted several accounting and financial accounting disclosure requirements by the Financial Accounting Standards Board (“FASB”), Emerging Issues Task Force (“EITF”) and Financial Staff Position by the FASB, none of which has had a significant impact on the Company’s financial results of operations and financial position, nor is expected to have a significant impact on the Company’s financial results of operations and financial position when effective. (Refer to Note 16 “Recent Accounting Requirements,” to the Notes to Consolidated Financial Statements for more information).

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

Certain of such risks and uncertainties are discussed in more detail in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, projections related to estimated cost savings from integration and productivity improvement actions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier and manufacturing concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings, including the U.S. Department of Justice (“DOJ”) criminal investigation, as well as the European Commission and Canadian Department of Justice investigations, into competitive practices in the label stock industry and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, as well as a likely fine by the European Commission in respect of certain employee misconduct in Europe, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, ability to estimate the impact of foreign currency on financial results and other risks associated with foreign operations, changes in worldwide and local economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.

The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) potential adverse developments in legal proceedings and/or investigations regarding competitive conditions in the label stock industry; (2) the degree to which higher raw material costs can be passed on to customers through price increases, without a significant loss of volume; (3) the impact of economic conditions on underlying demand for the Company’s products, particularly in the U.S. and Western Europe; and (4) availability and cost of certain components used to manufacture adhesives used in some products sold by the Company, an extended shortage of which could disrupt production, resulting in a potentially significant loss of revenue and earnings.

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

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed their complaint without prejudice on October 4, 2004. The Company intends to defend these matters vigorously.

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

On May 25, 2004, officials from the European Commission (“EC”), assisted by officials from national competition authorities, launched unannounced inspections of and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany. The investigation apparently seeks evidence of unlawful anticompetitive activities affecting the European paper and forestry products sector, including the adhesive label stock market. The Company is cooperating with the investigation.

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

In the course of its internal examination of matters pertinent to the EC’s investigation of anticompetitive activities affecting the European paper and forest products sector, the Company discovered instances of improper conduct by certain employees in its European operations. This conduct violated the Company’s policies and in some cases constituted an infringement of EC competition law. As a result, the Company expects that the EC will fine the Company when its investigation is completed. The EC has wide discretion in fixing the amount of a fine, up to a maximum fine of 10 percent of a company’s annual revenue. Because the Company is unable to estimate either the timing or the amount or range of any fine, the Company has made no provision for a fine in its financial statements. However, the Company believes that the fine could well be material in amount. There can be no assurance that additional adverse consequences to the Company will not result from the conduct discovered by the Company or other matters under EC or other laws. The Company is cooperating with authorities, continuing its internal examination, and taking remedial actions.

On July 9, 2004, the Competition Law Division of the Department of Justice of Canada notified the Company that it was seeking information from the Company in connection with a label stock investigation. The Company is cooperating with the investigation.

The Board of Directors has created an ad hoc committee comprised of independent directors to oversee the foregoing matters.

The Company is unable to predict the effect of these matters at this time, although the effect could well be adverse and material.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period from 1990 through 1999, the Board of Directors authorized the repurchase of an aggregate 40.4 million shares of the Company’s outstanding common stock (the “Program”). The last Board of Directors’ authorization of 5 million shares occurred in October 1999 and has no expiration. The acquired shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. Included in the total shares repurchased were 11,718 shares that were delivered (actually or constructively) to the Company by participants exercising stock options during the third quarter of 2004 under the Company’ stock option plans, in payment of the option exercise price and/or to satisfy withholding tax obligations.

The following table sets forth the monthly repurchases of the Company’s common stock:

(Shares in thousands, except per share amounts)

Period	Total shares repurchased	Average price per share	Remaining shares available for repurchases under the Program
June 27, 2004 – July 24, 2004	—	—	3,155.7
July 25, 2004 – August 21, 2004	3.7	$16.25	3,155.7
August 22, 2004 – September 25, 2004	11.1	$44.05	3,152.6

Quarterly total	14.8	$37.07	3,152.6

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

Exhibit 3.2: Bylaws, as amended on September 23, 2004

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

November 4, 2004