Form 10-K
period 2005-01-01
AVERY DENNISON CORPORATION
filed 2005-03-17
CIK 8818

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

The aggregate market value of voting stock held by non-affiliates as of June 25, 2004, was approximately $6,322,270,607.

Number of shares of common stock, $1 par value, outstanding as of February 28, 2005: 110,456,775.

The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended January 1, 2005 (the “2004 Annual Report”)	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2005 (the “2005 Proxy Statement”)	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS

Avery Dennison Corporation (“Avery Dennison,” the “Company,” “Registrant,” “Issuer,” which may be referred to as “we” or “us”) was incorporated in 1977 in the state of Delaware as Avery International Corporation, the successor corporation to a California corporation of the same name, which was incorporated in 1946. In 1990, Registrant merged one of its subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became a wholly-owned subsidiary of Registrant, and in connection with which Registrant’s name was changed to Avery Dennison Corporation. Our homepage on the internet is www.averydennison.com. You can learn more about us by visiting our website. Our website address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

Our businesses include the production of pressure-sensitive materials, office products and a variety of tickets, tags, labels and other converted products. Some pressure-sensitive materials are “converted” into labels and other products through embossing, printing, stamping and die-cutting, and some are sold in unconverted form as base materials, tapes and reflective sheeting. We also manufacture and sell a variety of office products and other converted products and other items not involving pressure-sensitive components, such as binders, organizing systems, markers, fasteners, business forms, reflective highway safety products, as well as tickets, tags, and imprinting equipment for retail and apparel manufacturers.

A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by press-on contact. It generally consists of four elements: a face material, which may be paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces, and which can also serve as the carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive, and the label or other face material is pressed or rolled into place.

Self-adhesive materials may initially cost more than materials using heat or moisture activated adhesives, but the use of self-adhesive materials often provides cost savings because of their easy and instant application, without the need for adhesive activation. They also provide consistent and versatile adhesion, with minimal adhesive deterioration and are available in a large selection of materials in nearly any size, shape and color.

During the fourth quarter of 2004, we reorganized our reporting segments to reflect the growth in our retail information services business, which now represents over 10 percent of our total sales (refer to Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for further information). This change has had no effect on the way we operate or manage our businesses.

The newly reorganized segments are:

•	Pressure-sensitive Materials

•	Office and Consumer Products

•	Retail Information Services

In addition to our reporting segments, we have other specialty converting businesses comprised of several businesses that produce specialty tapes and highly engineered labels and other converted products. In September 2004, we established a new business focused on the manufacturing and marketing of radio frequency identification (“RFID”) inlays and tags. This division will leverage our existing distribution by marketing RFID inlays and tags to our label converter customers, who supply converted pressure-sensitive labels to diverse end-user markets. Sales from the RFID business will be reported as part of other specialty converting businesses beginning in the first quarter of 2005. For 2004, this business was included with corporate administrative and research and development expenses.

The Pressure-sensitive Materials segment contributes approximately 56 percent of our total sales, while the Office and Consumer Products segment and the Retail Information Services segment contribute approximately 22 percent and 12 percent, respectively, of our total sales. Approximately 75 percent of our sales are generated in the United States and Western Europe, before the elimination of sales between regions.

International operations constitute a significant portion of our business and represent approximately 50 percent of our sales. We continue to expand our operations, focusing particularly on Asia, Latin America and Eastern Europe. As of January 1, 2005, we operated over 150 manufacturing and distribution facilities located in 42 countries, and employed approximately 21,400 persons worldwide.

We are subject to certain risks referred to in Exhibit 99.1 hereto, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuations, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings, and the availability and pricing of raw materials.

Except as set forth below, no material part of our business is dependent upon a single customer or a few customers. However, sales and related accounts receivable of our U.S. office and consumer products business are concentrated in a small number of customers, principally discount office products superstores, mass marketers and distributors (see “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”). United States export sales are not a significant part of our business. Backlogs are not considered material in the industries in which we compete.

Corporate Governance and Available Information Related to SEC Filings

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge by way of a third-party hyperlink service through our website, www.averydennison.com (in the “Investors” section), as soon as reasonably practical after electronic filing or furnishing of such material with the SEC. We make available at the website our (i) Corporate Governance Guidelines, (ii) Code of Ethics and Business Conduct, which applies to our directors and employees, (iii) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (iv) the charters of the Audit, Compensation and Executive Personnel, and Nominating and Governance Committees of our Board of Directors, and (v) Audit Committee Complaint Handling Procedures. These materials are also available free of charge in print to stockholders who request them by writing to: Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103.

Our Board of Directors has designated Frank V. Cahouet as the Board’s presiding director to preside at executive sessions of the Board. During 2004, the Board held seven executive sessions with only non-management directors during regularly scheduled Board meetings. Stockholders and other interested parties may write to our presiding director concerning matters other than accounting and auditing matters c/o Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103. Stockholders may also write to Kent Kresa, Chairman of the Audit Committee, regarding accounting and auditing matters c/o Secretary at the same address.

Pressure-sensitive Materials Segment

The Pressure-sensitive Materials segment manufactures and sells Fasson-, JAC- and Avery Dennison-brand pressure-sensitive base materials, graphic films, reflective highway safety products, and performance polymers. The business of this segment is generally not seasonal, except for certain highway safety products. Base materials consist primarily of papers, plastic films, metal foils and fabrics, which are coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. Base materials are sold to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications on a worldwide basis.

Graphic products consist of a variety of films and other products sold to the automotive, architectural, commercial sign, digital printing, and other related markets. We also sell durable cast and reflective films to the construction, automotive, fleet transportation, sign and industrial equipment markets, scrim-reinforced vinyl material for banner sign applications, and reflective films and highway safety products for traffic and safety applications. In addition, we sell specialty print-receptive films to the industrial label market, metallic dispersion products to the packaging industry and proprietary woodgrain film laminates for housing exteriors and automotive applications. Our graphics businesses are organized on a worldwide basis to serve the expanding commercial graphic arts market, including wide-format digital printing applications. We also manufacture and sell proprietary films that are used for outdoor, weather-resistant applications.

Performance polymer products include a range of solvent- and emulsion-based acrylic polymer adhesives, protective coatings and other polymer additives for internal use, as well as for sale to other companies.

In this segment, our larger competitors are Raflatac, a subsidiary of UPM; MACtac, a division of the Bemis Company; and 3M Company (for graphic and reflective products). Entry of competitors into the field of pressure-sensitive adhesives and materials may be limited by capital requirements and a need for technical knowledge. We believe that our relative size and scale of operations, our ability to serve our customers with a broad line of quality products and service programs, our distribution and brand strength, and the development and commercialization of new products are among the more significant factors in developing and maintaining our competitive position.

Office and Consumer Products Segment

The Office and Consumer Products segment manufactures and sells a wide range of Avery brand products and label products. The business of this segment is seasonal, with higher volume related to the back-to-school season.

This segment’s products are generally sold through office products superstores, mass market distributors, wholesalers and dealers. We manufacture and sell a wide range of Avery brand products for office, school and home uses: printable media, such as copier, ink-jet and laser printer labels, related computer software, ink-jet and laser printer card and index products, and organization, filing and presentation products, such as binders, dividers and sheet protectors. We also offer a wide range of other stationery products, including writing instruments, markers, adhesives and specialty products under brand names, such as Avery, Marks-A-Lot and HI-LITER. The extent of product offerings varies by geographic market.

In this segment, our larger competitors are Fortune Brands, Inc. and Esselte Corporation. We believe that our brand strength, large installed base of software that facilitates the use of many of our products, our ability to serve our customers with a broad line of quality products, and the development and commercialization of new products are among the more significant factors in developing and maintaining our competitive position.

Retail Information Services Segment

The Retail Information Services segment designs, manufactures and sells a wide variety of price marking and brand identification products for retailers, apparel manufacturers, distributors and industrial customers on a worldwide basis. This business is seasonal, with higher volumes in advance of the back-to-school and holiday shopping periods.

Our brand identification products include woven and printed labels, graphic tags and barcode tags. Our information management products include price tickets, carton labels and printing applications for supply chain and security management. And our solution enabling products include barcode printers, molded plastic fastening and application devices and security management products.

In September 2004, we completed the acquisition of Rinke Etiketten, a privately held company based in Sprockhövel, Germany, to support growth in this segment.

In this segment, our largest competitor is Paxar Corporation. We believe that our ability to serve our customers with product innovation, a comprehensive brand identification and information management product line, our global distribution network, and technical foundation, are among the more significant factors in developing and maintaining our competitive position.

Other Specialty Converting Businesses

Other specialty converting businesses include specialty tapes and industrial and automotive products businesses. These businesses manufacture and sell specialty tapes, highly engineered films, pressure-sensitive postage stamps and other converted products. These businesses are generally not seasonal, except for certain automotive products due to typical summer plant shutdowns by automotive manufacturers.

The specialty tapes business manufactures and sells single- and double-coated tapes and adhesive transfer tapes for use in non-mechanical fastening, bonding and sealing systems in various industries, which are sold to industrial and medical original equipment manufacturers, converters, and disposable diaper producers worldwide. These products are sold in roll form and are available in a wide range of face materials, sizes, thicknesses and adhesive properties.

Our industrial and automotive products businesses primarily consist of custom pressure-sensitive and heat-seal labels for the automotive and durable goods industries. These products are sold primarily to original equipment manufacturers. We also manufacture and sell self-adhesive battery labels to a battery manufacturer, and self-adhesive stamps to the U.S. Postal Service. Specialty automotive film products are used for interior and exterior vehicle finishes.

We compete with a number of diverse businesses. Our largest competitor for this group of businesses is 3M Company in the specialty tapes business. Entry of competitors into these specialty converting businesses may be limited by capital and technical requirements. We believe that our ability to serve our customers with quality products and the development and commercialization of new products are among the more significant factors in developing and maintaining our competitive position.

Research and Development

Many of our current products are the result of our research and development efforts. In 2004, 2003 and 2002, our expenses were $82.3 million, $74.8 million and $74.5 million, respectively, for research, design and testing of new products and applications by our operating units and the Avery Research Center (the “Research Center”) located in Pasadena, California. A significant number of our research and development activities are conducted at the Research Center, which supports each of our operating segments.

Our operating units’ research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with customers. The Research Center supports our operating units’ patent and product development work, and focuses on improving adhesives, materials and coating processes, as well as related product applications and ventures. These efforts often focus on projects relating to printing and coating technologies and adhesive, release and ink chemistries.

The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery, Fasson, Avery Dennison and the Company’s symbol. These trademarks are significant in the markets in which our products compete.

Three-Year Summary of Segment Information

Certain financial information on our reporting segments and other specialty converting businesses for the three years ended January 1, 2005, which appear in Note 12 “Segment Information,” in the Notes to Consolidated Financial Statements beginning on page 69 of our 2004 Annual Report to Shareholders, are incorporated herein by reference.

Other Matters

We use various raw materials, primarily paper, plastic films and resins, and specialty chemicals, which we purchase from a variety of commercial and industrial sources and which are subject to price fluctuations. Although from time to time shortages could occur, these raw materials currently are generally available.

We produce a majority of our self-adhesive materials using water-based emulsion and hot-melt adhesive technologies. However, a portion of our manufacturing process for self-adhesive materials utilizes certain organic solvents which, unless controlled, would be emitted into the atmosphere. Emissions of these substances are regulated by agencies of federal, state, local and foreign governments. We invest in solvent capture and control units, as well as solvent-free systems to regulate emissions, in connection with the acquisition of new manufacturing equipment and facilities.

We have developed adhesives and adhesive processing systems. Emulsion adhesives, hot-melt adhesives or solventless silicone systems have been installed in our facilities in Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; and Quakertown, Pennsylvania; as well as in other plants in the United States, Argentina, Australia, Belgium, Brazil, Canada, China, Colombia, France, Germany, India, Korea, Luxembourg, Malaysia, Mexico, The Netherlands, South Africa, Thailand and United Kingdom.

Based on current information, we do not believe that the costs of complying with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, consolidated financial position or results of operations.

For information regarding our potential responsibility for cleanup costs at certain hazardous waste sites, see “Legal Proceedings” (see Part I, Item 3) and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (see Part II, Item 7).

Item 2.	PROPERTIES

As of January 1, 2005, we operated over thirty principal manufacturing facilities in excess of 100,000 square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:

Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia: Greenfield and Fort Wayne, Indiana; Fairport Harbor, Mentor and Painesville, Ohio; Quakertown, Pennsylvania; and Neenah, Wisconsin.

Foreign	Melbourne, Australia; Vinhedo, Brazil; Ajax, Canada; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; Johannesburg, South Africa; Rayong, Thailand; Hazerswoude, The Netherlands; and Cramlington, United Kingdom

Office and Consumer Products Segment

Domestic	Chicopee, Massachusetts; and Meridian, Mississippi

Foreign	Oberlaindern, Germany; and Juarez and Tijuana, Mexico

Retail Information Services Segment

Domestic	Greensboro, North Carolina; and Fitchburg, Massachusetts

Foreign	Hong Kong and Nansha, China

Other Specialty Converting Businesses

Domestic	Lowell and Schererville, Indiana; Strongsville and Painesville, Ohio; and Clinton, South Carolina

Foreign	Turnhout, Belgium

In addition to our principal manufacturing facilities described above, our other principal facilities include our corporate headquarters facility and research center in Pasadena, California, and offices located in Brea, and Westlake Village, California; Framingham, Massachusetts; Concord, Ohio; Hong Kong, China; Wuppertal, Germany; Leiden, The Netherlands; and Zug, Switzerland.

All of our principal properties identified above are owned except certain facilities in Brea and Westlake Village, California; Juarez, Mexico; and Zug, Switzerland, which are leased.

All buildings owned or leased are considered suitable and generally adequate for our present needs. We expand production capacity and provide facilities as needed to meet increased demand. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks. We are not aware of any material defects in title to, or significant encumbrances on our properties except for certain mortgage liens.

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

The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites which could be identified in the future for cleanup could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.

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

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. On January 21, 2004, plaintiff Pamco Tape & Label voluntarily dismissed its complaint, leaving a total of ten named plaintiffs. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. The Company intends to defend these matters vigorously.

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the court appointed a lead plaintiff and approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The court has approved the parties’ stipulation to stay the consolidated actions and scheduled the next status conference for March 28, 2005. There has been no discovery and no trial date has been set. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed the Arizona complaint without prejudice on October 4, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Webtego on February 16, 2005, in the Court of Common Pleas for Cuyahoga County, Ohio, and by D.R. Ward Construction Co. on February 17, 2005, in the

Superior Court for Maricopa County, Arizona. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. The Company intends to defend these matters vigorously.

On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practice in the label stock industry. The Company is cooperating in the investigation, and has produced documents in response to the subpoena.

On June 8, 2004, Pamco Tape & Label filed in the Superior Court for the County of San Francisco, California, a purported class action on behalf of direct purchasers in California of self-adhesive label stock, against the Company, Bemis, UPM and Raflatac, seeking actual damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. The Company intends to defend this matter vigorously.

On May 25, 2004, officials from the European Commission (“EC”), assisted by officials from national competition authorities, launched unannounced inspections of and obtained documents from the Company’s pressure-sensitive materials facilities in The Netherlands and Germany. The investigation apparently seeks evidence of unlawful anticompetitive activities affecting the European paper and forestry products sector, including the label stock market. The Company is cooperating with the investigation.

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

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

Name	Age	Served as Executive Officer since	Former Positions and Offices with Avery Dennison
Philip M. Neal Chairman and Chief Executive Officer (also Director of Avery Dennison)	64	January 1974	1998-2000	President and Chief Executive Officer

Dean A. Scarborough(2) President and Chief Operating Officer (also Director of Avery Dennison)	49	August 1997	1999-2000	Group V.P., Fasson Roll Worldwide

Robert G. van Schoonenberg Executive Vice President, General Counsel and Secretary	58	December 1981	1997-2000	S.V.P., General Counsel and Secretary

Daniel R. O’Bryant Senior Vice President, Finance and Chief Financial Officer	47	January 2001	1999-2000	V.P. and General Manager, Product Identification Division, Fasson Roll N.A.
			2000-2001	V.P. and General Manager, Fasson Roll N.A.

Diane B. Dixon Senior Vice President, Worldwide Communications and Advertising	53	December 1985	1997-2000	V.P., Worldwide Communications and Advertising

Robert M. Malchione Senior Vice President, Corporate Strategy and Technology	47	August 2000	1997-2000	V.P., Boston Consulting Group(3)
			2000-2001	S.V.P., Corporate Strategy

Karyn E. Rodriguez Vice President and Treasurer	45	June 2001	1999-2001	Assistant Treasurer, Corporate Finance and Investments

Michael A. Skovran Vice President and Controller	46	January 2002	1998-2001	V.P., Finance, Worldwide Office Products

Christian A. Simcic Group Vice President, Roll Materials Worldwide	48	May 2000	1997-2000	V.P. and Managing Director, Asia Pacific

Timothy S. Clyde Group Vice President, Office Products Worldwide	42	February 2001	1999-2000	V.P. and General Manager, OF&P Division, Office Products N.A.
			2000-2001	V.P. and General Manager Office Products N.A.

Simon D. Coulson Group Vice President, Retail Information Services	41	June 2004	1997-2000	V.P. and General Manager, VIP Converted Products, N.A. & Asia
			2000-2001	V.P., VIP Converted Products
			2001-2004	V.P., Retail Information Services

(1)	All officers are elected to serve a one-year term and until their successors are elected and qualify.
(2)	Mr. Scarborough has been elected President and Chief Executive Officer effective May 1, 2005; Mr. Neal will continue to serve as Chairman of the Board.
(3)	Business experience during past 5 years prior to service with the Company.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)(b)	The information called for by this item appears on page 76 of our 2004 Annual Report to Shareholders and on page 12 of the 2005 Proxy Statement, and is incorporated herein by reference.

(c)	Purchases of Equity Securities by Issuer

During the period from 1990 through 1999, our Board of Directors authorized the repurchase of an aggregate 40.4 million shares of our outstanding common stock (the “Program”). The last Board of Directors’ authorization of 5 million shares occurred in October 1999, and has no expiration. The acquired shares may be reissued under our stock option and incentive plans or used for other corporate purposes. Included in the total shares repurchased were 10,800 shares that were delivered (actually or constructively) to us by participants exercising stock options during the fourth quarter of 2004 under our stock option plans, in payment of the option exercise price and/or to satisfy withholding tax obligations.

The following table sets forth the monthly repurchases of our common stock:

(Shares in thousands, except per share amounts) Fourth Quarter	Total shares repurchased	Average price per share	Remaining shares available for repurchases under the Program
September 26, 2004—October 23, 2004	—	—	3,152.6
October 24, 2004—November 27, 2004	2.8	$16.25	3,152.6
November 28, 2004—January 1, 2005	10.2	$45.69	3,150.4

Quarterly total	13.0	$39.34	3,150.4

Item 6.	SELECTED FINANCIAL DATA

Selected financial data for each of the Company’s last five fiscal years appears on page 26 of our 2004 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW AND OUTLOOK

Our sales from continuing operations increased 12 percent in 2004 to $5.34 billion compared to 2003. Net income and diluted earnings per share increased $11.8 million and $.10 per share, respectively.

The increase in sales was due to growth in core unit volume and the benefit of foreign currency translation.

Core unit volume grew an estimated 8 percent in 2004. (Core unit volume growth is a measure of sales performance that excludes the estimated impact of acquisitions, divestitures, changes in product mix and pricing, and currency translation. We use this measure to evaluate underlying demand for our products and services, and to assess sales trends over time.) Growth in core unit volume was due to generally improved economic conditions and growth in the emerging markets of Asia, Latin America and Eastern Europe, as well as the benefit from new products and applications (due in part to our growth acceleration program, “Horizons”), an extra week in the 2004 fiscal year and accelerated purchases by Office and Consumer Products customers in advance of our 2005 selling price increases.

Net income increased 4 percent in 2004 compared to 2003.

Positive factors included:

•	Higher sales

•	Cost savings from productivity improvement initiatives, including the closure of two European plants during the first six months of 2004

•	A lower effective tax rate

•	Foreign currency translation

Negative factors included:

•	Restructuring and asset impairment charges (totaling $35.2 million pretax) taken in the first six months of 2004, almost entirely due to the Jackstädt GmbH (“Jackstädt”) integration

•	Declining selling prices during the first half of the year

•	Incremental spending on growth initiatives, including the development of our radio frequency identification (“RFID”) business

•	Higher pension, medical and insurance costs

•	The impact of rising raw material costs, partially offset by associated selling price increases

•	Segment mix (faster growth in the segments with lower operating margin)

As a result of the divestiture of our package label converting business in Europe in October 2003 (discussed below in “Acquisitions and Divestitures”), the discussions which follow generally reflect summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

During the fourth quarter of 2004, we reorganized our reporting segments to reflect the growth in our retail information services business, which now represents over 10 percent of our total sales. This reorganization is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and provides enhanced transparency of our operational results. The new segments are based upon the types of products, markets served by each segment, methods of manufacturing and distribution, and the economic characteristics of the businesses in each segment. This change has had no effect on the way we operate or manage our businesses.

The newly reorganized segments are:

•	Pressure-sensitive Materials—manufactures and sells pressure-sensitive roll label materials, films for graphic applications, reflective highway safety products, performance polymers (largely adhesives used to manufacture pressure-sensitive materials), and extruded films

•	Office and Consumer Products—manufactures and sells a variety of office and consumer products including labels, binders, dividers, sheet protectors, and writing instruments

•	Retail Information Services—designs, manufactures and sells a wide variety of price marking and brand identification products, including tickets, tags and labels, and related supplies and equipment

In addition to our reporting segments, we have other specialty converting businesses comprised of several businesses that produce specialty tapes, highly engineered labels and other converted products.

Summary Results by Operating Segment

Pressure-sensitive Materials (56 percent of net sales)

Our Pressure-sensitive Materials segment reported a 17 percent increase in sales in 2004 compared to 2003. Approximately two-thirds of the incremental sales was due to an increase in core unit volume, primarily reflecting stronger sales in North America and the emerging markets of Asia, Latin America and Eastern Europe. Volume growth in this segment was also due to market share gains and new applications, including new film products, as well as the benefit from an extra week in the 2004 fiscal year. The remaining one-third of the sales increase was due to the favorable impact of foreign currency translation.

Operating income (operating income refers to income before interest and taxes) for this segment increased $42 million or 24 percent compared to 2003, reflecting cost savings from productivity improvement initiatives, including the closure of two European plants during the first six months of 2004. Operating income was negatively impacted by rising raw material costs which were partially offset by selling price increases implemented during the second half of the year. Operating income for this segment included a pretax charge of approximately $34 million in 2004 compared to approximately $14 million in 2003, related to restructuring costs and asset impairment charges associated with the Jackstädt integration.

Office and Consumer Products (22 percent of net sales)

Our Office and Consumer Products segment reported a slight increase in sales in 2004 compared to 2003. Sales in this segment were constrained by the previously announced share loss with one major customer and loss of sales from discontinued product lines, declining prices in the first half of the year, and the continued shift from branded to private label products. These decreases were offset by the favorable impact of foreign currency translation, accelerated purchases by customers in advance of our 2005 selling price increases, and an extra week in the 2004 fiscal year.

Operating income for the Office and Consumer Products segment decreased $2 million or 1 percent, due to lower selling prices and higher raw material costs, partially offset by cost savings from productivity improvement initiatives.

Retail Information Services (12 percent of net sales)

The Retail Information Services segment reported a 15 percent increase in sales in 2004 compared to 2003 reflecting core unit volume growth in Asia and geographic expansion in Latin America, as well as relatively weak results in 2003 related to slow industry conditions. Additionally, higher sales in this segment reflected the benefit of new products and applications, sales from small acquisitions made during the year, and the favorable impact of foreign currency translation.

Operating income for this segment increased $24 million or 98 percent due to higher sales and cost savings from productivity improvement initiatives. Additionally, operating income for this segment in 2003 included a pretax charge of approximately $7 million, related to restructuring costs and asset impairment charges.

Other specialty converting businesses (10 percent of net sales)

Other specialty converting businesses reported a 12 percent increase in sales in 2004 compared to 2003 due to core unit volume growth, as well as the favorable impact of foreign currency translation, partially offset by loss of sales from discontinued product lines. Operating income for these businesses increased $8 million or 18 percent due to higher sales.

Sales Growth by Region

Excluding the impact of acquisitions, divestitures, and foreign currency translation, we estimate sales growth in major regions of operation as follows:

	2004	2003
U.S.	5%	1%
Europe	5%	4%
Asia	26%	15%
Latin America	19%	15%

Impact of Currency Exchange Rates

International operations generate approximately 50 percent of our net sales before the elimination of sales between regions. As a result, we are exposed to foreign currency exchange rate risk, and changes in foreign currency exchange rates impact our financial results. Foreign currency translation represented approximately $207 million of the change in sales between 2004 and 2003 (approximately $.08 of the change in our diluted earnings per share). Foreign currency translation represented approximately $235 million of the change in sales between 2003 and 2002 (approximately $.14 of the change in our diluted earnings per share). The benefit from foreign currency translation reflected the strength of the Euro, British pound (“GBP”), Australian dollar and Canadian dollar against the U.S. dollar.

Acquisitions and Divestitures

During the third quarter of 2004, we acquired Rinke Etiketten, a privately held company in Germany, with annual sales of approximately $25 million in 2003. The impact of this acquisition on our net sales was approximately $9 million during 2004. This acquisition supports the growth in our Retail Information Services segment.

In October 2003, we completed the sale of our package label converting business in Europe, which consisted of two package label converting facilities in Denmark and a package label converting facility in France, which combined represented approximately $30 million in sales in the first nine months of 2003. The results from this business have been accounted for as discontinued operations for 2003 and 2002.

Cost Reduction Actions

During the first six months of 2004, we completed the integration of the 2002 acquisition of Jackstädt into our other existing businesses. We closed a manufacturing facility in France during the first quarter and a manufacturing facility in Italy during the second quarter, and recorded restructuring charges associated with severance and asset impairments for each of these periods.

In the second quarter of 2004, we recorded pretax charges of $13.8 million for severance and asset impairment charges. Ninety-five percent of these charges was associated with the completion of the Jackstädt integration. These charges were in addition to pretax charges in the first quarter of 2004 totaling $21.4 million, also related to the Jackstädt integration.

In the fourth quarter of 2003, we recorded pretax charges totaling $34.3 million associated with productivity improvement initiatives, as well as the integration of the Jackstädt acquisition described above. The productivity improvement initiatives included headcount reductions of approximately 420 positions, approximately half of which impacted the Office and Consumer Products segment. The remainder impacted the Pressure-sensitive Materials and Retail Information Services segments.

In connection with all of the integration and other cost reduction actions described above, we realized an estimated $45 million of savings in 2004. Annualized savings associated with these actions are anticipated to be approximately $50 million to $60 million.

During the first quarter of 2005, we announced the pending closure of our Gainesville, Georgia label converting plant, which is expected to provide an estimated $8 million of annualized savings as we move production to lower cost facilities. Over the next few quarters, we will recognize restructuring charges and other transition costs associated with this action, estimated to be between $9 million to $11 million. The realization of savings from this action is expected to begin in the fourth quarter of 2005.

See also Note 10 “Components of Other Income and Expense,” to the Consolidated Financial Statements on page 66 of our 2004 Annual Report to Shareholders for further detail.

Operating Expenses, Interest and Taxes

Marketing, general and administrative expenses increased 8 percent to $1.11 billion in 2004 compared to $1.03 billion in 2003 due to:

•	Higher spending associated with volume growth

•	Impact of foreign currency translation

•	Additional spending on long-term growth initiatives, including RFID applications and expansion in Asia

•	Higher pension, medical and insurance costs

Marketing, general and administrative expenses as a percent of sales have improved to 20.8 percent in 2004 compared to 21.7 percent in 2003, due to:

•	Higher sales in 2004

•	Benefit of productivity improvement initiatives

•	Segment mix (faster growth in segments with lower operating expenses as a percent of sales)

Interest expense was $58.5 million for 2004, which was unchanged from 2003.

The effective tax rate was 25.1 percent for the full year 2004 compared to 27.5 percent for the full year 2003. The decrease was due to changes in the geographic mix of income and the effect of favorable tax audit settlements. The favorable tax audit settlements reduced tax expense by approximately $8 million during 2004.

Free Cash Flow

Free cash flow for 2004 increased $204.5 million to $338 million compared to $133.5 million in 2003, due to higher net income and net changes in assets and liabilities, as well as lower cash spending on capital in 2004. While total capital expenditures for 2004 totaled approximately $206 million, the amount in the Consolidated Statement of Cash Flows was approximately $27 million lower due to the timing of actual cash payments. See “Liquidity” below for more information. Free cash flow refers to cash flow from operating activities less spending on property, plant and equipment. Management utilizes free cash flow as a measurement tool to assess the cash flow available for other corporate purposes, such as dividends and debt service.

(In millions)	2004	2003	2002
Net cash provided by operating activities	$516.9	$334.9	$511.0
Purchase of property, plant and equipment	(178.9)	(201.4)	(150.4)

Free cash flow	$338.0	$133.5	$360.6

Industry Investigations

In April 2003, we were notified by the U.S. Department of Justice’s Antitrust Division (“DOJ”) that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. In May 2004, the European Commission (“EC”) initiated inspections and obtained documents from our pressure-sensitive materials facilities in The Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations. We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported stockholder class actions in the U.S. seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. We have discovered instances of improper conduct by certain employees in our European operations that constituted an infringement of EC competition law. Accordingly, we expect that the EC will impose a fine on us when its investigation is completed. We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 8 “Contingencies,” to the Consolidated Financial Statements on page 63 in our 2004 Annual Report to Shareholders.

Outlook

In 2005, we anticipate core unit volume growth in the range of 4 percent to 7 percent, driven in part by strong growth in the emerging markets of Asia, Latin America and Eastern Europe, subject to changes in global economic and market conditions. We expect a positive impact from price and mix, as well as a benefit from foreign currency translation. We anticipate that our selling price increases and ongoing productivity initiatives will offset rising raw material costs during the year.

We expect to continue improving profitability as a result of our pricing actions, the successful consolidation of our roll materials business in Europe during 2004, and anticipated cost savings from our ongoing productivity initiatives, including Six Sigma.

Offsetting these improvements to profitability during 2005, we expect to incur higher costs associated with our growth initiatives, including RFID. We expect increases in annual pension and medical costs to be in the range of $17 million to $18 million before taxes for 2005, due in part to an estimated increase of $13 million for pension expense. The projected increase in pension expense reflects the adjustment of our actuarial assumptions for both the U.S. and international plans. For example, our long-term rate of return on plan assets and discount rate were lowered by 25 basis points for the U.S. pension plans to 8.75 percent and 6.0 percent, respectively. Our estimate of pension expense will be impacted by changes in foreign currency translation.

We estimate that interest expense will be between $50 million to $60 million for 2005, assuming expected interest rate increases, offset by projected reductions in debt.

We anticipate an annual tax rate in the range of 25 percent to 27 percent for 2005, with potentially wide variances from quarter to quarter. On October 22, 2004, the American Jobs Creation Act of 2004 was adopted. We are presently assessing various provisions of this Act, including the provision for a one-time repatriation of accumulated foreign earnings. Our current intention is to continue to reinvest our undistributed foreign earnings indefinitely, and therefore no related deferred tax liability has been recorded at this time.

To comply with the provisions of the reissued SFAS No. 123 “Share-Based Payment,” we expect to begin recognizing expense for stock options beginning in the third quarter of 2005. We estimate that our after-tax stock option expense will be $8 million to $10 million for the second half of 2005.

ANALYSIS OF RESULTS OF OPERATIONS

	2004	2003	2002
(In millions)
Net sales	$5,340.9	$4,762.6	$4,155.9
Cost of products sold	3,761.4	3,304.6	2,820.3

Gross profit	1,579.5	1,458.0	1,335.6
Marketing, general and administrative expense	1,112.4	1,034.1	904.5
Interest expense	58.5	58.5	44.7
Other expense, net	35.2	30.5	32.1

Income from continuing operations before taxes	373.4	334.9	354.3
Taxes on income	93.7	92.1	104.5

Income from continuing operations	279.7	242.8	249.8
Income from discontinued operations, net of tax (including gain on disposal of $19.7, net of tax of $5.8 in 2003)	—	25.1	7.4

Net income	$279.7	$267.9	$257.2

2004 vs. 2003

Sales increased 12 percent to $5.34 billion in 2004, compared to $4.76 billion in 2003. The increase in sales in 2004 was a result of:

•	Core unit volume growth

•	Favorable impact of foreign currency translation (approximately $207 million)

•	Sales from 2004 acquisitions (approximately $12 million)

Core unit volume growth was attributable in part to growth in emerging markets, the impact of the Horizons growth program, the impact of an extra week in the 2004 fiscal year, and accelerated purchases by Office and Consumer Products customers in advance of the 2005 selling price increases. These increases were partially offset by the impact in 2004 of loss of sales from discontinued product lines (approximately $45 million) and share loss with one major customer in late 2003 (estimated to be $30 million).

Gross profit margins for 2004 and 2003 were 29.6 percent and 30.6 percent, respectively. The decrease in 2004 was due to:

•	Declining selling prices during the first half of the year (estimated to be $38 million)

•	Rising raw material costs, net of selling price increases (estimated to be $10 million)

•	Segment mix (faster growth in segments with lower gross profit margin as a percent of sales)

The impact of these negative factors was partially offset by our ongoing initiatives for margin improvement, including the completion of the integration of the Jackstädt business.

Marketing, general and administrative expense as a percent of sales was 20.8 percent in 2004 and 21.7 percent in 2003. The ratio in 2004 decreased due to higher sales, the benefit from productivity improvement initiatives and segment mix (faster growth in segments with lower operating expenses as a percent of sales). Expenses increased approximately $78 million due to:

•	Higher spending associated with volume growth

•	Impact of foreign currency translation

•	Additional spending on long-term growth initiatives, including the development of our RFID business and expansion in Asia

•	Higher pension, medical and insurance costs

We recorded pretax charges totaling $35.2 million in 2004, of which 95 percent related to the completion of the Jackstädt integration actions. These charges consisted of approximately $23.6 million for severance and approximately $11.6 million for asset impairment charges.

We recorded pretax charges totaling $34.3 million in the fourth quarter of 2003 related to restructuring and net losses associated with several product line divestitures, consisting of:

•	Severance (approximately $22 million)

•	Impairment and planned disposition of property, plant and equipment and lease cancellation costs (approximately $8 million)

•	Net losses associated with several product line divestitures and other associated costs (approximately $4 million)

During the second quarter of 2003, we recorded a $9 million pretax gain from settlement of a lawsuit, partially offset by net losses of approximately $5 million from disposition of fixed assets, asset impairments and costs associated with a plant closure.

Refer to Note 10 “Components of Other Income and Expense,” to the Consolidated Financial Statements on page 66 of our 2004 Annual Report to Shareholders for more information.

Interest expense was $58.5 million for 2004, which was unchanged from 2003.

Income before taxes, as a percent of sales, was 7 percent in both 2004 and 2003.

The effective tax rate was 25.1 percent in 2004 and 27.5 percent in 2003. The decrease was due to changes in the geographic mix of income and the effect of favorable tax audit settlements. The favorable tax audit settlements reduced tax expense by approximately $8 million during 2004.

Net income from discontinued operations was $25.1 million for 2003, which included a gain on sale of $19.7 million, net of tax of $5.8 million. Income from discontinued operations included net sales of approximately $44 million in 2003. Refer to the Discontinued Operations section of Note 1 “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements on page 48 of our 2004 Annual Report to Shareholders for more information.

2003 vs. 2002

Sales increased 15 percent to $4.76 billion in 2003, compared to $4.16 billion in 2002. The increase in sales in 2003 was a result of:

•	Incremental sales from the acquisitions of Jackstädt in May 2002 and RVL Packaging, Inc. (“RVL”) and L&E Packaging (“L&E”) in November 2002 (estimated to be $310 million; the impact of incremental sales in 2003 from the 2002 acquisitions can only be estimated because the Jackstädt, RVL and L&E operations were integrated with our existing businesses)

•	Favorable impact of foreign currency translation (approximately $235 million)

•	Growth in existing businesses (approximately $106 million)

These increases were partially offset by a reduction in sales from divested lines of business (2002 sales of approximately $45 million).

Gross profit margins for 2003 and 2002 were 30.6 percent and 32.1 percent, respectively. The decrease in 2003 was due to:

•	Segment mix (faster growth in segments with lower gross profit margin as a percent of sales)

•	A more competitive pricing environment (including the impact of the weaker GBP relative to the Euro, approximately $10 million)

•	Start-up costs for new manufacturing equipment in Europe (approximately $9 million)

•	Higher manufacturing costs associated with a reduction in average order size in the retail information services business (approximately $4 million)

•	Unusual costs related to back-to-school orders for office products during the third quarter (approximately $3 million)

Marketing, general and administrative expense as a percent of sales was 21.7 percent in 2003 and 21.8 percent in 2002. The ratio decreased in 2003 partially due to increased sales, although the absolute amount of expenses increased due to:

•	Incremental expenses resulting from the acquisitions during 2002

•	Higher pension, insurance and employee benefit costs

•	Legal costs associated with the U.S. Department of Justice investigation of the label stock industry

•	Incremental costs associated with growth initiatives during the year

•	Impact of foreign currency translation

We recorded charges totaling $34.3 million in the fourth quarter of 2003 and $32.1 million during 2002 related to restructuring, asset impairments, lease cancellation costs and net losses associated with several product line divestitures.

Refer to Note 10 “Components of Other Income and Expense,” to the Consolidated Financial Statements on page 66 of our 2004 Annual Report to Shareholders for more information.

Interest expense for 2003 and 2002 was $58.5 million and $44.7 million, respectively. Interest expense in 2003 increased due to higher debt levels resulting from the acquisitions completed in 2002, as well as higher interest rates following the refinancing of $400 million of our variable short-term borrowings through the issuance of $250 million 10-year and $150 million 30-year senior notes in January 2003. In connection with the issuance of the 10-year senior notes, we settled the related forward starting interest rate swap at a loss of approximately $32.5 million, which is currently being amortized over the term of the related debt.

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

Net income from discontinued operations was $25.1 million for 2003, which included a gain on sale of $19.7 million, net of tax of $5.8 million, compared to $7.4 million in 2002. Income from discontinued operations included net sales of approximately $44 million for nine months in 2003 compared to $51 million for twelve months in 2002. Refer to the Discontinued Operations section of Note 1 “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements on page 48 of our 2004 Annual Report to Shareholders for more information.

Net Income and Earnings Per Share

(In millions, except share amounts)	2004	2003	2002
Net income	$279.7	$267.9	$257.2
Net income per common share	2.80	2.70	2.61
Net income per common share, assuming dilution	2.78	2.68	2.59

Net income for 2004 increased 4.4 percent compared to 2003. Net income for 2003 increased 4.2 percent compared to 2002. Net income, as a percent of sales, was 5.2 percent, 5.6 percent and 6.2 percent in 2004, 2003 and 2002, respectively.

Net income per common share for 2004 increased 3.7 percent compared to 2003. Net income per common share for 2003 increased 3.4 percent compared to 2002. Net income per common share, assuming dilution, for 2004 increased 3.7 percent compared to 2003. Net income per common share, assuming dilution, for 2003 increased 3.5 percent compared to 2002.

RESULTS OF OPERATIONS BY OPERATING SEGMENT

Pressure-sensitive Materials:

(In millions)	2004	2003	2002
Net sales including intersegment sales	$3,177.8	$2,748.1	$2,350.8
Less intersegment sales	(169.3)	(175.5)	(166.2)

Net sales	$3,008.5	$2,572.6	$2,184.6
Income before interest and taxes	219.0	176.6	177.7

2004 vs. 2003

Our Pressure-sensitive Materials segment reported increased sales and operating income for 2004 compared to 2003. Sales increased approximately $436 million or 17 percent to $3.01 billion due to higher sales in our roll materials business (approximately $365 million) and graphics and reflective business (approximately $61 million). Included in these increases was the favorable impact of foreign currency translation (approximately $146 million). Operating income increased approximately $42 million or 24 percent.

The increased sales in our roll materials business reflected core unit volume growth, including an extra week in the 2004 fiscal year. In North America, strong growth in new film products and selling price increases contributed to sales growth of approximately 9 percent. In Europe, strong growth in the emerging markets of Eastern Europe and the benefit of selling price increases contributed to sales growth of approximately 9 percent in local currency. Strong market growth and share gain contributed to sales growth in local currency in the Asian and Latin American regions of approximately 18 percent and 16 percent, respectively. Sales growth in our graphics and reflective business reflected market growth, new applications and customers, and geographic expansion.

The increase in operating income reflected higher sales and cost savings from productivity improvement initiatives, including two plant closures related to the Jackstädt integration. Operating income also reflected the favorable impact of foreign currency translation (approximately $6 million). Partially offsetting these increases were pretax charges of approximately $34 million in 2004, compared to approximately $14 million in 2003 related to restructuring, asset impairments and lease cancellations associated with the Jackstädt integration. Additionally, this segment experienced rising raw material costs throughout the year. Although selling price increases partially offset these increased costs, the net impact reduced operating income.

2003 vs. 2002

The Pressure-sensitive Materials segment reported increased sales and decreased operating income for 2003 compared to 2002. Sales increased approximately $388 million or 18 percent to $2.57 billion due to higher sales in the roll materials business (approximately $309 million) and graphics and reflective business (approximately $89 million). Included in these increases was the favorable impact of foreign currency translation (approximately $166 million). Also reflected in these increases were incremental sales from the Jackstädt acquisition in May

2002 (estimated to be $150 million), as well as strong sales in the roll materials business in Asia, Latin America and Eastern Europe. Higher sales in the graphics and reflective business also included the benefit from new product launches and applications, as a result of our Horizons growth initiatives during 2003.

Operating income decreased approximately $1 million or 1 percent. The decrease reflected a competitive pricing environment, including the impact of the weaker GBP relative to the Euro, and start-up costs for new manufacturing equipment in Europe, partially offset by the favorable impact of foreign currency translation. Operating income also reflected a charge of approximately $14 million in 2003 compared with approximately $22 million in 2002 related to restructuring, asset impairments and lease cancellation costs.

Office and Consumer Products:

(In millions)	2004	2003	2002
Net sales including intersegment sales	$1,174.7	$1,170.4	$1,145.3
Less intersegment sales	(2.2)	(2.3)	(2.3)

Net sales	$1,172.5	$1,168.1	$1,143.0
Income before interest and taxes	186.4	188.5	184.1

2004 vs. 2003

Our Office and Consumer Products segment reported increased sales and decreased operating income for 2004 compared to 2003. Sales increased approximately $4 million or less than 1 percent to approximately $1.17 billion, due to the favorable impact of foreign currency translation (approximately $35 million) and higher than usual volume in the fourth quarter of 2004 due in part to customers shifting the timing of purchases in anticipation of selling price increases announced for 2005 and an extra week in the 2004 fiscal year (estimated to be $25 million to $30 million combined). These increases were partially offset by share loss with one major customer in late 2003 (estimated $30 million impact in 2004) and loss of sales from a discontinued product line (approximately $14 million), reduced prices, and the continued erosion in market share of our Avery-brand products, in favor of private label brands.

Operating income decreased approximately $2 million or 1 percent to approximately $186 million, due to lower selling prices and rising raw material prices. Partially offsetting these effects were the benefit from continued cost reduction efforts and the charge of approximately $1 million in 2004 compared to approximately $13 million in 2003 for restructuring and net losses associated with product line divestitures.

2003 vs. 2002

Our Office and Consumer Products segment reported increased sales and operating income for 2003 compared to 2002. Sales increased approximately $25 million or 2 percent to approximately $1.17 billion due to the favorable impact of foreign currency translation, partially offset by the weak economic conditions impacting end-user demand related to white collar unemployment and reductions in direct mail marketing, as well as continued erosion in market share of our Avery-brand products, in favor of private label brands, and the share loss with one major customer.

Operating income increased approximately $4 million to approximately $189 million, due to increased sales and increased cost reduction efforts. Partially offsetting the increase was a charge of approximately $13 million in 2003 compared to approximately $7 million in 2002 for restructuring, asset impairments and lease cancellations. Operating income also reflected unusual costs related to back-to-school orders during the third quarter of 2003 and incremental costs associated with growth initiatives.

Retail Information Services:

(In millions)	2004	2003	2002
Net sales including intersegment sales	$644.9	$560.2	$378.3
Less intersegment sales	(8.8)	(7.5)	(3.4)

Net sales	$636.1	$552.7	$374.9
Income before interest and taxes	47.8	24.2	29.1

2004 vs. 2003

Our Retail Information Services segment reported increased sales and operating income for 2004 compared to 2003. Sales increased approximately $83 million or 15 percent to approximately $636 million due to core unit volume growth and the impact of current year acquisitions (approximately $12 million), partially offset by loss of sales from product line divestitures (approximately $13 million). Included in this increase was the favorable impact of foreign currency translation (approximately $12 million). Contributors to sales growth included new customers, continued geographic expansion, new product introductions, as well as relatively weak results in 2003 (related to slow industry conditions).

Operating income increased $24 million or 98 percent due to sales growth and the successful integration of the 2002 acquisitions of RVL and L&E. Also contributing to the increase was a charge of approximately $7 million in 2003 for restructuring, asset impairments and lease cancellations.

2003 vs. 2002

The Retail Information Services segment reported increased sales and decreased operating income for 2003 compared to 2002. Sales increased approximately $178 million or 47 percent to approximately $553 million reflecting the incremental sales from the RVL and L&E acquisitions in November 2002 (estimated to be $160 million), as well as growth in the Asian markets.

Operating income decreased approximately $5 million or 17 percent due to higher manufacturing costs related to a decrease in average order size and incremental costs associated with growth initiatives, as well as a charge of approximately $7 million in 2003 compared to approximately $3 million in 2002 for restructuring and asset impairments.

Other specialty converting businesses:

(In millions)	2004	2003	2002
Net sales including intersegment sales	$540.6	$483.7	$468.9
Less intersegment sales	(16.8)	(14.5)	(15.5)

Net sales	$523.8	$469.2	$453.4
Income before interest and taxes	51.5	43.7	40.3

2004 vs. 2003

Other specialty converting businesses reported increased sales and operating income for 2004 compared to 2003. Sales increased approximately $55 million or 12 percent to approximately $524 million, due to volume growth, partially offset by the loss of sales from divested product lines (approximately $15 million). Included in these increases was the favorable impact of foreign currency translation (approximately $14 million). Operating income increased approximately $8 million or 18 percent due to higher sales. Operating income reflected a charge of approximately $2 million in 2003 for net losses associated with product line divestitures.

2003 vs. 2002

Other specialty converting businesses reported increased sales and operating income for 2003 compared to 2002. Sales increased approximately $16 million or 4 percent to approximately $469 million due to volume growth in the specialty tapes business, partially offset by the loss of sales from divested product lines (approximately $30 million). Included in these changes was the favorable impact of foreign currency translation (approximately $17 million). Operating income increased approximately $3 million or 8 percent due to higher sales. Operating income reflected a charge of approximately $2 million in 2003 for net losses associated with product line divestitures.

FINANCIAL CONDITION

LIQUIDITY

Cash Flow Provided by Operating Activities

(In millions)	2004	2003	2002
Net income from continuing operations	$279.7	$242.8	$249.8
Depreciation and amortization	188.2	179.3	150.8
Income taxes (deferred and accrued)	31.2	(22.8)	28.4
Asset impairment and net loss on sale of assets	12.4	7.7	20.7
Trade accounts receivable	(1.4)	(40.8)	(41.5)
Inventories	(1.2)	(37.4)	(16.5)
Accounts payable and accrued liabilities	26.9	46.3	141.7
Long-term retirement benefits and other liabilities	(27.6)	(33.9)	(28.2)
Other, net	8.7	(6.3)	5.8

Net cash provided by operating activities	$516.9	$334.9	$511.0

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation and the impact of acquisitions and divestitures.

2004

Cash flow provided by operating activities was impacted by higher net income, changes in working capital and tax timing differences. Cash flow provided by income taxes was a result of the timing of refunds received, payments made, the current year tax accrual and changes in deferred taxes. Cash flow provided by accounts payable and accrued liabilities is due to the timing of payments and increased activity to support higher sales in the Pressure-sensitive Materials and Retail Information Services segments. Cash flow used for long-term retirement benefits and other liabilities reflected contributions of approximately $36 million to our retirement plans during 2004.

2003

Cash flow provided by operating activities was impacted by changes in working capital and tax timing differences. The cash flow used for taxes on income was primarily due to a $30 million payment for taxes in the fourth quarter of 2003, as a result of payment timing differences compared to the prior year. Cash flow used for accounts receivable was due to the timing of sales late in the fourth quarter of 2003. This was partially offset by a decrease in the average number of days sales outstanding, from 61 in 2002 to 60 in 2003. Cash flow used for inventory was due to continued growth in Asia, as well as intentional inventory build up in Europe to mitigate potential supply chain disruptions associated with the Jackstädt integration actions. The cash flow provided by accounts payable and accrued liabilities was due to increased inventory purchases, as well as extended payment terms with suppliers, partially offset by a reduction in payroll and benefits, as a result of lower bonus and vacation accruals. The cash flow used for long-term retirement benefits and other liabilities reflected a contribution of approximately $31 million to our retirement plans during 2003.

Cash Flow Used in Investing Activities

Net cash flow used in investing activities was $216.9 million in 2004, $165.6 million in 2003 and $575.3 million in 2002.

Capital Spending

Capital expenditures in 2004 were $205.7 million compared to capital expenditures of $201.4 million in 2003. Due to the timing of payments, the related cash used for capital expenditures was approximately $179 million in 2004. Our major capital projects in 2004 included expansion of capacity in Asia and Latin America, productivity improvement in our North American roll materials operations and equipment related to the development of our RFID business.

Expenditures related to capitalized software and other intangibles were $21.8 million in 2004 and $22.8 million in 2003.

Acquisitions and Divestitures

In 2004, payments for acquisitions of $15 million were for several small private companies in the Retail Information Services segment, primarily for the acquisition of Rinke Etiketten, based in Germany.

In 2003, payments for acquisitions of $6.9 million were primarily due to the final settlement of certain contingencies related to the achievement of performance targets associated with the 2001 acquisition of Dunsirn Industries, Inc. Proceeds from sale of business of $58.8 million were related to the sale of our package label converting business in Europe during 2003.

Cash Flow (Used in) Provided by Financing Activities

Net cash flow (used in) provided by financing activities was $(247.1 million) in 2004, $(166.7 million) in 2003 and $68.7 million in 2002.

Borrowings and Repayment of Debt

In August 2004, we issued $150 million in floating rate senior notes due 2007 under our 2001 shelf registration statement filed with the Securities and Exchange Commission (“SEC”). These notes are callable at par after one year.

Total commercial paper borrowings at year end 2004 were $290.9 million, with a weighted-average interest rate of 2.21 percent, compared to $281.7 million at year end 2003. The outstanding borrowings at year end 2004 were classified as long-term because we have the ability and intent to refinance this debt under our available revolving credit agreement.

For 2004, our borrowings outstanding under foreign short-term lines of credit were $70.8 million with a weighted-average interest rate of 7.3 percent, compared to $82.9 million outstanding at year end 2003.

In January 2004, we issued $60 million of one-year callable commercial notes at a variable rate of 1.3 percent. In April 2004, we issued $90 million of one-year callable commercial notes at a rate of 1.3 percent, which replaced the April 2003 one-year callable commercial notes. In August 2004, we called the $90 million notes issued in April 2004. The remaining $60 million was outstanding at year end with an interest rate of 2.5 percent. In February 2005, these notes were repaid.

We had medium-term notes of $233 million and $318 million at year end 2004 and 2003, respectively. Medium-term notes have maturities from 2005 through 2025 and accrue interest at fixed rates ranging from 5.9 percent to 7.3 percent.

In February 2004, we paid the obligation related to the 1999 transaction with Steinbeis Holding GmbH (“Steinbeis”) for approximately $106 million. This obligation was a result of the combination of our office products business in Europe with Zweckform Büro-Produkte GmbH. See Note 4 “Debt,” to the Consolidated Financial Statements on page 57 of our 2004 Annual Report to Shareholders.

Shareholders’ Equity

Our shareholders’ equity increased to $1.55 billion at year end 2004 from $1.32 billion at year end 2003. We paid a total of $164.6 million in dividends in 2004 compared to $160.2 million in 2003. Our annual dividend per share increased to $1.49 in 2004 from $1.45 in 2003. Additionally, net proceeds from the exercise of stock options were approximately $19 million in 2004 compared to approximately $6 million in 2003.

Effect of Foreign Currency Translation

International operations generate approximately 50 percent of our net sales, before the elimination of sales between regions. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. Foreign currency translation represented approximately $207 million of the change in sales between 2004 and 2003 (approximately $.08 of the change in our diluted earnings per share). Foreign currency translation represented approximately $235 million of the change in sales between 2003 and 2002 (approximately $.14 of the change in our diluted earnings per share). The benefit from foreign currency translation reflected the strength of the Euro, British pound, Australian dollar and Canadian dollar against the U.S. dollar. The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because our products are generally sourced in the currencies in which they are sold. As a result, the impact of foreign exchange rates on sales is matched with a partially offsetting impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income. To reduce our exposure to those expenses in foreign currencies that do not match the related sales, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.

All translation gains and losses for operations in hyperinflationary economies were included in our net income. Operations are treated as being in a hyperinflationary economy for accounting purposes, based on the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of our operations in Turkey for 2004, 2003 and 2002 and the Dominican Republic in 2004. These operations were not significant to our consolidated financial position or results of operations.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

Goodwill increased $40 million during 2004 due to foreign currency translation (approximately $33 million) and additional goodwill associated with the acquisitions of Rinke Etiketten and other small private companies (approximately $13 million), partially offset by tax assessments related to the RVL acquisition (reduction of approximately $5 million).

Other intangibles resulting from business acquisitions, net of accumulated amortization, decreased $6 million during 2004 due to amortization expense recorded during 2004 (approximately $14 million). This decrease was partially offset by foreign currency translation (approximately $6 million) and other acquisitions during 2004 (approximately $2 million).

Other assets increased approximately $63 million during 2004 due to increases in deferred tax assets (approximately $29 million), cash surrender value of corporate owned life insurance contracts (approximately $17 million) and pension assets (approximately $14 million).

Other Current Liabilities

Other current liabilities (accrued payroll and employee benefits, trade rebates and other) decreased approximately $83 million during 2004 reflecting the payment of the Steinbeis obligation ($101.5 million at year-end 2003) and net payments related to severance from the 2004 and 2003 cost reduction actions (approximately $13 million). These decreases were partially offset by additional accrued trade rebates (approximately $24 million).

Other Shareholders’ Equity Accounts

The market value of shares held in the employee stock benefit trusts increased by $58 million during 2004 due to changes in stock price, partially offset by the issuance of shares from the trusts. Shares issued under our stock and incentive plans for 2004 were valued at approximately $34 million.

As of year end 2004, a cumulative 37.2 million shares of our common stock had been repurchased since 1991, and 3.2 million shares remain available for repurchase under the Board of Directors’ authorization.

Analysis of Selected Financial Ratios

We utilize certain financial ratios to assess our financial condition and operating performance, as discussed in detail below.

Working Capital Ratio

Working capital (current assets minus current liabilities), as a percent of net sales was 2.9 percent for 2004 compared to (1.2) percent for 2003, due to a decrease in short-term debt and the current portion of long-term debt and payment of the Steinbeis obligation. Working capital from continuing operations, as a percent of net sales (which is a non-GAAP measure), was 6.7 percent for 2004 compared to 7.1 percent for 2003, as shown below. We utilize the working capital from continuing operations ratio as a measurement tool to assess our working capital requirements, because it excludes the impact of fluctuations due to our financing activities. The timing of financing activities is not necessarily related to our current operations and would tend to distort the working capital ratio from period to period. Our objective is to minimize our investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.

Working capital from continuing operations consists of:

(In millions)		2004	2003
(A)	Working capital (current assets minus current liabilities)	$155.1	$(56.1)
	Reconciling items:
	Short-term and current portion of long-term debt	204.5	292.6
	Steinbeis obligation (see Note 4 “Debt”)	—	101.5

(B)	Working capital from continuing operations	359.6	338.0

(C)	Net sales	5,340.9	4,762.6

	Working capital, as a percent of net sales (A) ÷ (C)	2.9%	(1.2)%

	Working capital from continuing operations as a percent of net sales (B) ÷ (C)	6.7%	7.1%

The improvement in working capital from continuing operations in 2004, as a percent of sales, was due to higher balances in accounts payable (approximately $71 million) and other current liabilities (approximately $16 million). These increases were partially offset by higher balances in cash and cash equivalents (approximately $55 million) and accounts receivable (approximately $54 million). Included in the changes in working capital balances from the prior year was the impact of changes in foreign currency translation. Higher balances in accounts payable were due to increased capital and inventory purchases late in 2004. The increase in cash and cash equivalents was due to the timing of cash receipts late in the fourth quarter of 2004. Higher accounts receivable balances at the end of 2004 reflected an increase in sales, partially offset by the timing of cash receipts late in the fourth quarter of 2004.

Accounts Receivable Ratio

The average number of days sales outstanding in accounts receivable was 60 days for both 2004 and 2003, calculated using a four-quarter average accounts receivable balance.

Inventory Ratio

Inventory turnover increased from 8.4 in 2003 to 8.5 in 2004, calculated using a four-quarter average inventory balance. In 2004, cost of products sold used in the ratio was calculated using a 52-week year for comparability.

Debt Ratios

Our total debt to total capital was 43.9 percent at year end 2004 compared to 47.2 percent at year end 2003. This decrease was due to higher equity balances at the end of 2004.

The fair value of our debt is estimated based on the discounted amount of the related cash flows using the current rates offered to us for debt of the same remaining maturities. At year end 2004 and 2003, the fair value of our total debt, including short-term borrowings, was $1.24 billion and $1.21 billion, respectively.

Our various loan agreements in effect at year end require that we maintain specified ratios of consolidated debt and consolidated interest expense in relation to certain measures of income. In 2004, our ratios were within required ranges. Specifically, under the loan agreements, the ratio of consolidated debt to consolidated earnings before other expense (see Note 10 “Components of Other Income and Expense,” to the Consolidated Financial Statements on page 66 of our 2004 Annual Report to Shareholders), interest, taxes, depreciation and amortization may not exceed 3.5 to 1.0. Our ratio at year end 2004 was 1.8 to 1.0. Our consolidated earnings before other expense, interest and taxes, as a ratio to consolidated interest, may not be less than 3.5 to 1.0. Our ratio at year end 2004 was 8.0 to 1.0.

Shareholders’ Equity Ratios

Our return on average shareholders’ equity was 19.9 percent in 2004, 22.3 percent in 2003 and 25.7 percent in 2002. Return on average total capital was 13.4 percent in 2004, 14.3 percent in 2003 and 15.8 percent in 2002. These ratios are computed using actual net income and a five-quarter average denominator for balance sheet accounts. Decreases in these returns in 2004 compared to 2003 were primarily due to higher equity and long-term debt balances.

CAPITAL RESOURCES

Our sources of capital resources include cash flows from operations and debt financing. We maintain adequate financing arrangements at competitive rates. These financing arrangements consist of our commercial paper programs in the U.S. and Europe, committed and uncommitted bank lines of credit in the countries where we operate, callable commercial notes and long-term debt, including medium-term notes.

Capital from Debt

Our total debt increased approximately $31 million in 2004 to $1.21 billion compared to $1.18 billion at year end 2003 reflecting the effect of foreign currency translation.

Our committed credit availability at year end 2004 was as follows:

	Total Amounts Committed	Amount of Commitment Expiration
(In millions)		2005	2006	2007	2008	2009
Revolving credit facilities—committed, unused	$565.6	$40.6	—	—	—	$525.0
Standby letters of credit outstanding:
General	18.0	18.0	—	—	—	—
Deferred compensation	63.0	—	—	—	—	63.0

Total	$646.6	$58.6	—	—	—	$588.0

In July 2004, we entered into a revolving credit agreement with 10 domestic and foreign banks for a total commitment of $525 million, expiring July 16, 2009. This revolving credit agreement replaces our previous agreements for a $250 million credit facility that would have expired July 1, 2006 and a $200 million 364-day credit facility that would have expired December 3, 2004, both of which were terminated in connection with our new revolving credit agreement. We use the financing available under the new agreement as a commercial paper back-up facility and to finance other corporate requirements. The terms of the new agreement are generally similar to the previous agreements. There was no debt outstanding under this agreement as of year end 2004.

In addition, we have a 364-day revolving credit facility with one foreign bank to provide up to Euro 30 million ($40.6 million) in borrowings through May 25, 2005. We may annually extend the revolving period and due date with the approval of the bank. It is the intention of management to renegotiate an extension of this agreement during 2005. Financing under this agreement is used to finance cash requirements in Europe. There was no debt outstanding under this agreement as of year end 2004.

We had standby letters of credit outstanding of $81 million and $195.5 million at the end of 2004 and 2003, respectively.

Our uncommitted lines of credit were approximately $360 million at year end 2004. Our uncommitted lines of credit do not have a commitment expiration date, and may be cancelled by the banks or us at any time.

In the fourth quarter of 2004, we filed a shelf registration statement with the SEC to permit the issuance of up to $500 million in debt and equity securities. Proceeds from the shelf offering may be used for general corporate purposes, including repaying, redeeming or repurchasing existing debt, and for working capital, capital expenditures and acquisitions. This registration statement replaced the 2001 shelf registration, which had a remaining $50 million of issuance capacity. No securities were issued at year-end 2004 under the new registration statement.

Credit ratings are a significant factor in our ability to raise short-term and long-term financing. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.

The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings. Our credit ratings as of year end 2004 are as follows:

	Short-term	Long-term	Outlook
Standard & Poor’s Rating Service	A-2	A-	Negative
Moody’s Investor Service	P2	A3	Stable

Capital from Equity

We had $124.1 million in common stock (with $1 par value), $766.1 million in capital in excess of par and 100.1 million shares outstanding at the end of 2004. Additionally, we had total retained earnings of $1.89 billion, which included $279.7 million of net income, less dividends paid of $164.6 million in 2004.

Our accumulated other comprehensive loss decreased $74.9 million in 2004 primarily due to a $87.9 million benefit from foreign currency translation during the year, partially offset by an additional minimum pension liability of $14.9 million, net of tax, for both our U.S. and international pension plans. The increase in minimum pension liability was a result of changes in assumptions and changes in plan assets and liabilities at the end of 2004.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

At year end 2004, our contractual obligations included:

(In millions)		Payments Due by Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Short-term lines of credit	$70.8	$70.8	—	—	—	—	—
Callable commercial notes	60.0	60.0	—	—	—	—	—
Long-term debt	1,080.9	73.7	$1.1	$210.7	$51.5	$291.5	$452.4
Interest on long-term debt(1)	455.2	43.8	35.3	32.7	27.3	24.6	291.5
Operating leases	195.3	53.3	40.7	29.0	19.5	13.7	39.1
Pension and postretirement benefit contributions	25.0	25.0	—	—	—	—	—

Total contractual obligations	$1,887.2	$326.6	$77.1	$272.4	$98.3	$329.8	$783.0

(1)	Interest on floating rate debt was estimated using the index rate in effect as of January 1, 2005.

We enter into operating leases primarily for office and warehouse space and equipment for electronic data processing and transportation. The terms of our leases do not impose significant restrictions or unusual obligations. Minimum annual rental commitments on operating leases having initial or remaining noncancellable lease terms in excess of one year are included in the above table.

We did not include purchase obligations or open purchase orders at year end 2004 in the table of contractual obligations above, because it is impracticable for us to either obtain such information or provide a reasonable estimate due to the decentralized nature of our purchasing systems.

We have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at all such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.

We have accrued liabilities for all such sites, including sites in which governmental agencies have designated us as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites which could be identified in the future for cleanup could be higher than the liability currently accrued. Amounts currently accrued are not significant to our consolidated financial position, and based upon current information, we believe that it is unlikely that the final resolution of these matters will significantly impact our consolidated financial position, results of operations or cash flows.

We provide for an estimate of costs that may be incurred under our basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of products. Factors that affect our warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy our warranty obligation and availability of insurance coverage. As these factors are impacted by actual experience and future expectations, we assess the adequacy of the recorded warranty liability and adjust the amounts as necessary.

In April 2003, we were notified by the DOJ that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. In May 2004, the EC initiated inspections and obtained documents from our pressure-sensitive materials facilities in The Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations. We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported stockholder class actions in the U.S. seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. We have discovered instances of improper conduct by certain employees in our European operations that constituted an infringement of EC competition law. We accordingly expect that the EC will impose a fine on us when its investigation is completed. We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 8 “Contingencies,” to the Consolidated Financial Statements on page 63 in our Annual Report to Shareholders.

We and our subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, we believe that the resolution of these other matters will not materially affect us.

We participate in receivable financing programs, both domestically and internationally, with several financial institutions whereby we may request advances from these financial institutions. At January 1, 2005, we guaranteed approximately $18 million of these advances.

In February 2003, we entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. We do not expect the residual value of the equipment to vary significantly from the amount guaranteed.

We guaranteed up to approximately $20 million of certain of our foreign subsidiaries’ obligations to their suppliers as of January 1, 2005.

In connection with the L&E acquisition, we issued 743,108 shares at $63.08 per share. In the event the value of our common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, we may be obligated to pay the difference in value, in the form of cash or common shares, to L&E at our option.

2005 Capital Spending Plan

We expect capital expenditures for 2005 to be approximately $200 million, funded through operating cash flows. Major projects in 2005 include investments for growth in Asia and Latin America, equipment and other investments for the RFID business, and both productivity and growth projects related to our North American roll materials operations.

RELATED PARTY TRANSACTIONS

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. One of our directors, Peter W. Mullin is the chairman, chief executive officer and a director of MC Insurance Services, Inc. (“MC”), Mullin Insurance Services, Inc. (“MINC”), and PWM Insurance Services, Inc. (“PWM”), executive compensation and benefit consultants and insurance agents. Mr. Mullin is also the majority stockholder of MC, MINC and PWM (collectively referred to as the “Mullin Companies”). During 2004, 2003 and 2002, we paid premiums to insurance companies for life insurance placed by the Mullin Companies in connection with several of our employee benefit plans. The Mullin Companies have advised us that MC, MINC and PWM earned commissions from such insurance companies in aggregate amounts of approximately $1.1 million, $1.1 million and $1.3 million in 2004, 2003 and 2002, respectively, for the placement and renewal of this insurance. Mr. Mullin had direct and indirect interests related to these commissions of approximately $.8 million, $.7 million and $.9 million in 2004, 2003 and 2002, respectively. The majority of these commissions were allocated to and used by MCP Insurance Services, LLC (an affiliate of MC) to administer benefit plans and provide benefit statements to participants under several of our employee benefit plans. The Mullin Companies own a minority interest in M Financial Holdings, Inc. (“MFH”). Substantially all of the life insurance policies, which we placed through the Mullin Companies in 2004 and prior years, are issued by insurance companies that participate in reinsurance agreements entered into between these insurance companies and a wholly-owned subsidiary of MFH. Reinsurance returns earned by MFH can be negative or positive, depending upon the results of MFH’s aggregate reinsurance pool, which is determined annually by MFH. The Mullin Companies have advised us that in 2004, they participated in reinsurance gains of MFH, of which approximately $.2 million of net gains were ascribed by MFH to our life insurance policies referred to above, and in which gains, Mr. Mullin had direct and indirect interests of approximately $.2 million. None of these transactions were significant to our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expense. Actual results could differ from those estimates.

Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that critical accounting policies include accounting for revenue recognition, accounts receivable allowances and customer complaint reserves, inventory reserves, long-lived asset impairments, pensions and postretirement benefits and income taxes.

Revenue Recognition

Sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured. Sales, provisions for estimated sales returns, and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances.

Sales rebates and discounts are common practice in the industries in which we operate. Volume, promotional, price, cash and other discounts and customer incentives are accounted for as a reduction to gross sales. Rebates and discounts are recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. We review such rebates and discounts on an ongoing basis and accruals for rebates and discounts are adjusted, if necessary, as additional information becomes available.

Accounts Receivable Allowances and Customer Complaint Reserves

We are required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances;

(ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. No single customer represented 10 percent or more of our net sales or trade receivables at year end 2004 and 2003. However, approximately 15 percent of our trade receivables at year end 2004 and 2003 were from eight customers of our Office and Consumer Products segment. The financial position and operations of these customers are monitored on an ongoing basis.

Inventory Reserves

Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-progress or finished goods. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory.

Long-lived Asset Impairments

We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets.

Pensions and Postretirement Benefits

Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefits plans are evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, future pension and postretirement benefit expenses could increase or decrease.

Income Taxes

Deferred tax liabilities or assets reflect temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

When establishing a valuation allowance, we consider future sources of income such as forecasted earnings, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning. In the event we determine that we would not be able to realize our deferred tax assets in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which we make such a determination. Likewise, if later it is determined that it is more likely than not that the deferred tax assets would be realized, we would reverse the previously provided valuation allowance.

We calculate current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed returns are recorded when identified in the subsequent year.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate on a quarterly basis.

RECENT ACCOUNTING REQUIREMENTS

During 2004, we adopted several accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”), Emerging Issues Task Force (“EITF”) and Financial Interpretations by the FASB, none of which has had a significant impact on our financial results of operations and financial position. (Refer to Note 1 “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements on page 48 of our 2004 Annual Report to Shareholders for more information).

RISK FACTORS (SAFE HARBOR STATEMENT)

Except for historical information contained herein, the matters discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “may,” “plan,” “project,” “will,” and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results or performance of the Company expressed or implied by such forward-looking statements.

Certain of such risks and uncertainties are discussed in more detail in Exhibit 99.1 hereto, which is incorporated by reference and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, projections related to estimated cost savings from productivity improvement actions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings, including the DOJ criminal investigation, as well as the EC and Canadian Department of Justice investigations, into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof (including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, as well as a likely fine by the EC in respect of certain employee misconduct in Europe), changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.

The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) potential adverse developments in legal proceedings and/or investigations regarding competitive activities; (2) the degree to which higher raw material costs can be passed on to customers through selling price increases, without a significant loss of volume; (3) the impact of economic conditions on underlying demand for the Company’s products, particularly in the U.S. and Western Europe; and (4) availability and cost of certain components used to manufacture adhesives used in some products sold by the Company, an extended shortage of which could disrupt production, resulting in a potentially significant loss of revenue and earnings.

The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We are exposed to the impact of changes in interest rates and foreign currency exchange rates.

Our policy is not to purchase or hold foreign currency, interest rate or commodity contracts for trading purposes.

Our objective in managing the exposure to foreign currency changes is to reduce the risk to our earnings and cash flow associated with foreign exchange rate changes. As a result, we enter into foreign exchange forward, option and swap contracts to reduce risks associated with the value of our existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs, when available and appropriate. The gains and losses on these contracts are intended to offset changes in the related exposures. We do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

Our objective in managing our exposure to interest rate changes is to reduce the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we may periodically use interest rate contracts to manage net exposure to interest rate changes related to our borrowings. In connection with the issuance of the $250 million 10-year senior notes in 2003, we settled a forward starting interest rate swap at a loss of approximately $32.5 million. The loss is currently being amortized to interest expense over 10 years, which corresponds to the term of the related debt.

Additionally, we enter into certain natural gas futures contracts to reduce the risks associated with anticipated domestic natural gas used in manufacturing and operations. These amounts are not material to our financial statements.

In the normal course of operations, we also face other risks that are either nonfinancial or nonquantifiable. Such risks principally include changes in economic or political conditions, other risks associated with foreign operations, commodity price risk and litigation risks, which are not represented in the analyses that follow.

Foreign Exchange Value-At-Risk

We use a Value-At-Risk (“VAR”) model to determine the estimated maximum potential one-day loss in earnings associated with both our foreign exchange positions and contracts. This approach assumes that market rates or prices for foreign exchange positions and contracts are normally distributed. The VAR model estimates were made assuming normal market conditions. Firm commitments, accounts receivable and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were included in the model. Forecasted transactions, which certain of these instruments are intended to hedge, were excluded from the model. The VAR was estimated using a variance-covariance methodology based on historical volatility for each currency. The volatility and correlation used in the calculation were based on two-year historical data obtained from one of our domestic banks. A 95 percent confidence level was used for a one-day time horizon.

The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors.

The estimated maximum potential one-day loss in earnings for our foreign exchange positions and contracts was approximately $2 million at year end 2004.

Interest Rate Sensitivity

An assumed 19 basis point move in interest rates (10 percent of our weighted-average interest rate on floating rate debt) affecting our variable-rate borrowings would have had an immaterial effect on our 2004 earnings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is contained in the Company’s 2004 Annual Report to Shareholders on pages 44 through 73 (including the Consolidated Financial Statements and the Notes thereto appearing on pages 44 through 71, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting on page 72, and the Report of Independent Registered Public Accounting Firm on page 73) and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of January 1, 2005. (See Management’s Report on Internal Control Over Financial Reporting on page 72 in the Company’s 2004 Annual Report to Shareholders.)

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm on page 73 in the Company’s 2004 Annual Report to Shareholders, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors called for by this item is incorporated by reference from pages 2-4 and 7 of the 2005 Proxy Statement, filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 16 of the 2005 Proxy Statement.

We have adopted a Code of Ethics (the “Code”). The Code applies to our Chief Executive Officer, Chief Financial Officer and Controller. Our Code is available on the Company’s website, www.averydennison.com, in the “Investors” section. We will satisfy disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, any provision of the Code that applies to these officers disclosing the nature of such amendment or waiver on our website or in a current report on Form 8-K. Our Code of Ethics and Business Conduct, which applies to our directors and employees and is available on our website in the “Investors” section. The Company’s website address provided above is not intended to function as a hyperlink, and the contents of the website are not a part of this Form 10-K, nor are they incorporated by reference herein.

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Items 11, 12, 13 and 14 is incorporated by reference from pages 5 through 25 of the 2005 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements, Financial Statement Schedule and Exhibits

(1)  (2)  Financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule.

(3)  Exhibits filed as a part of this report are listed in the Exhibit Index, which follows the financial statements and schedules referred to above. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) is identified in the Exhibit Index.

(b)  Those Exhibits and the Index thereto, required to be filed by Item 601 of Regulation S-K, are attached hereto.

(c) Those financial statement schedules required by Regulation S-X, which are excluded from the Company’s 2004 Annual Report by Rule 14a-3(b)(1) and which are required to be filed as financial statement schedule to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

By	/s/ DANIEL R. O’BRYANT
Daniel R. O’Bryant Senior Vice President, Finance and Chief Financial Officer

Dated:    March 17, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ PHILIP M. NEAL Philip M. Neal	Chairman and Chief Executive Officer, Director	March 17, 2005

/s/ DEAN A. SCARBOROUGH Dean A. Scarborough	President and Chief Operating Officer, Director	March 17, 2005

/s/ DANIEL R. O’BRYANT Daniel R. O’Bryant	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 17, 2005

/s/ MICHAEL A. SKOVRAN Michael A. Skovran	Vice President and Controller (Principal Accounting Officer)	March 17, 2005

/s/ PETER K. BARKER Peter K. Barker	Director	March 17, 2005

/s/ FRANK V. CAHOUET Frank V. Cahouet	Director	March 17, 2005

/s/ JOHN T. CARDIS John T. Cardis	Director	March 17, 2005

/s/ RICHARD M. FERRY Richard M. Ferry	Director	March 17, 2005

/s/ BRUCE E. KARATZ Bruce E. Karatz	Director	March 17, 2005

/s/ KENT KRESA Kent Kresa	Director	March 17, 2005

Signature	Title	Date

/s/ CHARLES D. MILLER Charles D. Miller	Director	March 17, 2005

/s/ PETER W. MULLIN Peter W. Mullin	Director	March 17, 2005

/s/ DAVID E. I. PYOTT David E. I. Pyott	Director	March 17, 2005

/s/ JULIA A. STEWART Julia A. Stewart	Director	March 17 2005

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

	Reference (page)
	Form 10-K Annual Report	Annual Report to Shareholders
Data incorporated by reference from the attached portions of the 2004 Annual Report to Shareholders of Avery Dennison Corporation:
Consolidated Balance Sheet at January 1, 2005 and December 27, 2003	—	44
Consolidated Statement of Income for 2004, 2003 and 2002	—	45
Consolidated Statement of Shareholders’ Equity for 2004, 2003 and 2002	—	46
Consolidated Statement of Cash Flows for 2004, 2003 and 2002	—	47
Notes to Consolidated Financial Statements	—	48-71
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting	—	72
Report of Independent Registered Public Accounting Firm	—	73

The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in certain affiliates (20 percent to 50 percent) are accounted for by the equity method of accounting. Investments representing less than 20 percent are accounted for using the cost method of accounting.

With the exception of the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon listed in the above index, and certain information referred to in Items 1, 5 and 6, which information is included in the Company’s 2004 Annual Report to Shareholders and is incorporated herein by reference, the Company’s 2004 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

	Form 10-K Annual Report	Annual Report to Shareholders
Data submitted herewith:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2	—
Schedule II—Valuation and Qualifying Accounts and Reserves	S-3	—
Consent of Independent Registered Public Accounting Firm	S-4	—

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Avery Dennison Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 11, 2005 appearing in the 2004 Annual Report to Shareholders of Avery Dennison Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

          PricewaterhouseCoopers LLP

Los Angeles, California

March 11, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	From Acquisitions	Deductions From Reserves	Balance at End of Year
2004
Allowance for doubtful accounts	$29.9	$16.5	$.6	$(11.5)	$35.5
Allowance for sales returns	24.3	14.2	—	(11.2)	27.3
Inventory reserve	49.8	20.8	1.6	(21.8)	50.4
2003
Allowance for doubtful accounts	$25.1	$10.4	$.6	$(6.2)	$29.9
Allowance for sales returns	20.8	15.4	—	(11.9)	24.3
Inventory reserve	40.8	24.3	3.4	(18.7)	49.8
2002
Allowance for doubtful accounts	$17.7	$13.2	$5.6	$(11.4)	$25.1
Allowance for sales returns	19.5	17.0	.6	(16.3)	20.8
Inventory reserve	34.8	14.9	7.9	(16.8)	40.8

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (File Nos. 333-38905, 333-64558, 333-103204 and 333-120239) and Form S-8 (File Nos. 33-1132, 33-3645, 33-41238, 33-45376, 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 333-107371, 333-107372 and 333-109814) of Avery Dennison Corporation of our report dated March 11, 2005 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the 2004 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 11, 2005 relating to the financial statement schedule, which appears in this Form 10-K.

/s/    PRICEWATERHOUSECOOPERS LLP

          PricewaterhouseCoopers LLP

Los Angeles, California

March 14, 2005

AVERY DENNISON CORPORATION

EXHIBIT INDEX

For the Year Ended January 1, 2005

INCORPORATED BY REFERENCE:

Exhibit No.	Item	Originally Filed as Exhibit No.	Document[1]
(3.1)	Restated Certificate of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State	3(i)	Third Quarterly report for 2002 on Form 10-Q, filed November 12, 2002

(3.2)	By-laws, as amended	3.2.1	Third Quarterly report for 2004 on Form 10-Q filed November 4, 2004

(4.1)	Rights Agreement dated as of October 23, 1997		Current Report on Form 8-K, filed October 23, 1997

(4.2)	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “Indenture”)		Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

(4.2.1)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes” under the Indenture	4.3	Current Report on Form 8-K, filed March 25, 1991

(4.2.2)	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

(4.2.3)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes” under the Indenture, as amended by the Supplemental Indenture	4.5	Current Report on Form 8-K, filed April 7, 1993

(4.2.4)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series B” under the Indenture, as amended by the Supplemental Indenture	4.6	Current Report on Form 8-K, filed March 29, 1994

(4.2.5)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the Indenture, as amended by the Supplemental Indenture	4.7	Current Report on Form 8-K, filed May 12, 1995

(4.2.6)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the Indenture, as amended by the Supplemental Indenture	4.8	Current Report on Form 8-K, filed December 16, 1996

i

Exhibit No.	Item	Originally Filed as Exhibit No.	Document[1]

(4.3)	Indenture dated July 3, 2001 between Registrant and J.P.Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee (“2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

(4.3.1)	Officers’ Certificate establishing two series of Securities entitled “4.875% Notes due 2013” and “6.000% Notes due 2033”, respectively, each under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003

(4.3.2)	4.875% Notes Due 2013	4.3	Current Report on Form 8-K, filed January 16, 2003

(4.3.3)	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

(4.3.4)	First Supplemental Indenture dated July August 9, 2004, between Registrant and J.P.Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee “Supplemental Indenture”)	4.3	Current Report on Form 8-K, filed August 9, 2004

(4.3.5)	Officers’ Certificate establishing Form of Notes due 2007 under the Supplemental Indenture	4.2	Current Report on Form 8-K, filed August 9, 2004

(4.3.6)	LIBOR plus 0.23% Notes Due 2007	4.4	Current Report on Form 8-K, filed August 9, 2004

(4.4)	Indenture, dated November 4, 2004, between Registrant and J.P. Morgan Trust Company, National Association (“2004 Indenture”)	4.3	Registration Statement on Form S-3 (File No. 333-120239), filed November 5, 2004

(10.1)	Revolving Credit Agreement, dated July 16, 2004	10.1	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10.3)	*Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982

(10.5)	*Executive Medical and Dental Plan (description)	10.5	1981 Annual Report on Form 10-K, filed February 29, 1982

(10.6)	*Executive Financial Counseling Service (description)	10.6	1981 Annual Report on Form 10-K, filed February 29, 1982

(10.8.2)	*Agreement with P.M. Neal	10.8.2	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10.8.3)	*Agreement with R.G. van Schoonenberg	10.8.3	1996 Annual Report on Form 10-K, filed March 28, 1997

Exhibit No.	Item	Originally Filed as Exhibit No.	Document[1]

(10.8.4)	*Form of Employment Agreement	10.8.4	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10.9)	*Executive Group Life Insurance Plan	10.9	1982 Annual Report on Form 10-K, filed February 25, 1983

(10.10)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10	1986 Annual Report on Form 10-K, filed on February 27, 1987

(10.10.1)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.11)	*Supplemental Executive Retirement Plan, amended and restated (“SERP”)	10.11.1	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10.11.2)	*Letter of Grant to P. M. Neal under SERP	10.11.2	1998 Annual Report on From 10-K, filed March 31, 1999

(10.11.3)	*Appendix A to Letter of Grant to P. M. Neal under SERP	10.11.3	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10.11.4)	*Letter of Grant to R.G. van Schoonenberg under SERP	99.1	Current Report on Form 8-K, filed February 2, 2005

(10.11.5)	*Letter of Grant to D.R. O’Bryant under SERP	99.2	Current Report on Form 8-K, filed February 2, 2005

(10.12)	*Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.13)	*Retirement Plan for Directors, amended and restated	10.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.15)	*Director Equity Plan, amended and restated (“Director Plan”)	10.15.4	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.15.1)	*Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.16)	*Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.16.1)	*Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.17)	*Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.18)	*Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan (“DVDCP”)	10.18	1994 Annual Report on Form 10-K, filed March 30, 1995

Exhibit No.	Item	Originally Filed as Exhibit No.	Document[1]

(10.18.1)	*Amendment No. 1 to DVDCP	10.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.19)	*1990 Stock Option and Incentive Plan (“1990 Plan”)	10.19	1989 Annual Report on Form 10-K, filed February 27, 1990

(10.19.1)	*Amendment No. 1 to 1990 Plan	10.19.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.19.2)	*Amendment No. 2 to 1990 Plan	10.19.5	1996 Annual Report on Form 10-K, filed March 28, 1997

(10.19.3)	*Employee Stock Option and Incentive Plan, amended and restated (“Stock Option Plan”)	10.19.6	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.19.4)	*Amendment No. 1 to Stock Option Plan	10.19.4	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.19.5)	*Forms of NQSO Agreement under Stock Option Plan	10.19.5	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.21)	*Stock Incentive Plan, amended and restated (“Stock Incentive Plan”)	10.21.2	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.21.1)	*Forms of NQSO Agreement under the Stock Incentive Plan	10.21.3	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.27)	*Executive Long-Term Incentive Plan, amended and restated (“LTIP”)	10.27.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.28)	*Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995

(10.28.1)	*Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.28.2)	*Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.29)	*Executive Leadership Compensation Plan, amended and restated (“ELCP”)	10.29.2	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.30)	*Senior Executive Leadership Compensation Plan, amended and restated (“SELCP”)	10.30.2	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.31)	*Executive Variable Deferred Retirement Plan, amended and restated (“EVDRP”)	10.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.31.1)	*2004 EVDRP	4.1	Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003

(10.32)	*Benefits Restoration Plan, amended and restated (“BRP”)	10.32.1	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.33)	*Restated Trust Agreement for Employee Stock Benefit Trust	10.33.1	1997 Annual Report on Form 10-K, filed March 26, 1998

Exhibit No.	Item	Originally Filed as Exhibit No.	Document[1]

(10.33.1)	*Common Stock Purchase Agreement	10.2	Current Report on Form 8-K, filed October 25, 1996

(10.33.2)	*Restated Promissory Note	10.33.3	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.34)	*Amended and Restated Capital Accumulation Plan (“CAP”)	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.34.1)	*Trust under CAP	4.2	Registration Statement on Form S-8 (File No. 333-38707), filed October 24, 1997

(10.34.2)	*Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.34.3)	*Amendment No. 2 to CAP	10.34.3	2001 Annual Report on Form 10-K, filed March 4, 2002

(99.2)	*Stock Ownership Policy	99.2	2003 Annual Report on Form 10-K, filed March 11, 2004

1	Unless otherwise noted, the File Number for all documents is File No. 1-7685.
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).

v

SUBMITTED HEREWITH:

Exhibit No.	Item

3.2	Bylaws, as amended on December 2, 2004

10.18.2	*2005 DVDCP

10.19.6	*Employee Stock Option and Incentive Plan, amended and restated

10.19.7	*Forms of NQSO Agreement under Stock Option Plan

10.29.1	*ELCP, amended and restated

10.31.2	*2005 EVDRP

12	Computation of Ratio of Earnings to Fixed Changes

13	Portions of Annual Report to Shareholders for fiscal year ended January 1, 2005

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm (see page S-4)

24	Power of Attorney

31.1	Philip M. Neal Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Daniel R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Philip M. Neal Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Daniel R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).

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

vi