Form 10-Q
period 2005-04-02
AVERY DENNISON CORPORATION
filed 2005-05-12
CIK 8818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005.

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

Number of shares of $1 par value common stock outstanding as of April 30, 2005: 110,462,275

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2005 FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in millions)	April 2, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$53.0	$84.8
Trade accounts receivable, less allowances of $64.7 and $62.8 for 2005 and 2004, respectively	833.4	887.4
Inventories, net	474.5	433.2
Deferred taxes	31.9	31.9
Prepaid expenses and other current assets	109.6	105.1

Total current assets	1,502.4	1,542.4
Property, plant and equipment	2,697.4	2,719.7
Accumulated depreciation	1,351.4	1,338.7

Property, plant and equipment, net	1,346.0	1,381.0
Goodwill	739.5	757.0
Other intangibles resulting from business acquisitions, net	140.4	145.8
Other assets	567.9	573.1

	$4,296.2	$4,399.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$231.9	$204.5
Accounts payable	601.1	619.2
Other current liabilities	470.0	563.6

Total current liabilities	1,303.0	1,387.3
Long-term debt	995.0	1,007.2
Non-current deferred taxes and other long-term liabilities	460.7	456.1
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $1 par value, authorized - 400,000,000 shares at April 2, 2005 and January 1, 2005; issued - 124,126,624 shares at April 2, 2005 and January 1, 2005; outstanding - 100,177,166 shares and 100,113,127 shares at April 2, 2005 and January 1, 2005, respectively	124.1	124.1
Capital in excess of par value	788.8	766.1
Retained earnings	1,903.4	1,887.6
Cost of unallocated ESOP shares	(9.7)	(9.7)
Employee stock benefit trusts, 10,279,609 shares and 10,343,648 shares at April 2, 2005 and January 1, 2005, respectively	(635.1)	(619.1)
Treasury stock at cost, 13,669,849 shares at April 2, 2005 and January 1, 2005	(597.6)	(597.6)
Accumulated other comprehensive loss	(36.4)	(2.7)

Total shareholders’ equity	1,537.5	1,548.7

	$4,296.2	$4,399.3

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 2, 2005	March 27, 2004
Net sales	$1,346.3	$1,246.7
Cost of products sold	958.5	880.2

Gross profit	387.8	366.5
Marketing, general and administrative expense	292.0	257.7
Interest expense	14.5	14.9
Other expense, net	3.3	21.4

Income before taxes	78.0	72.5
Taxes on income	20.3	19.9

Net income	$57.7	$52.6

Per share amounts:
Net income per common share	$.58	$.53

Net income per common share, assuming dilution	$.57	$.52

Dividends	$.38	$.37

Average shares outstanding:
Common shares	100.1	99.7
Common shares, assuming dilution	100.7	100.3

Common shares outstanding at period end	100.2	99.8

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In millions)	April 2, 2005	March 27, 2004
Operating Activities
Net income	$57.7	$52.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	38.2	36.9
Amortization	11.6	9.3
Deferred taxes	(.6)	.8
Asset impairment and net (gain) loss on sale of assets	.3	6.1
Other non-cash items, net	(4.5)	(4.1)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(105.4)	(36.1)

Net cash (used in) provided by operating activities	(2.7)	65.5

Investing Activities
Purchase of property, plant and equipment	(43.9)	(37.9)
Purchase of software and other assets	(4.9)	(6.3)
Payments for acquisitions	—	(2.3)
Proceeds from sale of assets	5.2	.9
Other	5.8	(2.5)

Net cash used in investing activities	(37.8)	(48.1)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	103.6	63.2
Additional borrowings (maturities longer than 90 days)	.3	60.0
Payments of debt (maturities longer than 90 days)	(60.2)	(110.1)
Dividends paid	(41.9)	(40.9)
Purchase of treasury stock	—	(.3)
Proceeds from exercise of stock options, net	2.7	8.1
Other	4.0	3.9

Net cash provided by (used in) financing activities	8.5	(16.1)

Effect of foreign currency translation on cash balances	.2	.5

(Decrease) increase in cash and cash equivalents	(31.8)	1.8
Cash and cash equivalents, beginning of period	84.8	29.5

Cash and cash equivalents, end of period	$53.0	$31.3

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Avery Dennison Corporation’s (the “Company”) interim results. Certain prior year amounts have been reclassified to conform with the current year presentation. The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company’s 2004 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

The first quarters of 2005 and 2004 consisted of thirteen-week periods ending April 2, 2005 and March 27, 2004, respectively. The interim results of operations are not necessarily indicative of future financial results.

Note 2. Accounts Receivable

For the quarter ended April 2, 2005, the Company recorded expenses of $10.8 million related to the allowances for trade accounts receivable. For the full year 2004, the Company recorded expenses of $30.7 million related to allowances for trade accounts receivable. The Company records these allowances based on estimates related to the following factors:

•	Customer specific allowances

•	Amounts based upon an aging schedule

•	Historical experience

Note 3. Inventories

Inventories consisted of:

(In millions)	April 2, 2005	January 1, 2005
Raw materials	$143.2	$140.3
Work-in-progress	105.7	95.1
Finished goods	241.1	212.7

Inventories at lower of FIFO cost or market (approximates replacement cost)	490.0	448.1
Less LIFO adjustment	(15.5)	(14.9)

	$474.5	$433.2

Note 4. Goodwill and Other Intangibles Resulting from Business Acquisitions

Changes in the net carrying amount of goodwill for the periods shown, by reportable segment and other businesses, are as follows:

(In millions)	Pressure- sensitive Materials	Office and Consumer Products	Retail Information Services	Other specialty converting businesses	Total
Balance as of December 27, 2003	$360.9	$160.5	$194.9	$.3	$716.6
Goodwill acquired during the period	—	—	13.2	—	13.2
Acquisition adjustments (1)	—	—	(5.3)	—	(5.3)
Translation adjustments	20.1	9.9	2.5	—	32.5

Balance as of January 1, 2005	381.0	170.4	205.3	.3	757.0
Acquisition adjustments (2)	—	—	(4.5)	—	(4.5)
Translation adjustments	(8.3)	(3.9)	(.8)	—	(13.0)

Balance as of April 2, 2005	$372.7	$166.5	$200.0	$.3	$739.5

(1)	Acquisition adjustments in 2004 consisted of changes in goodwill for tax assessments associated with RVL Packaging, Inc. (“RVL”).

(2)	Acquisition adjustments in 2005 consisted of purchase price allocation of the 2004 acquisition of Rinke Etiketten (“Rinke”).

The following table sets forth the Company’s other intangible assets resulting from business acquisitions at April 2, 2005 and
January 1, 2005, which continue to be amortized:

	April 2, 2005			January 1, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets:
Tradenames and trademarks	$45.4	$26.3	$19.1	$45.7	$25.8	$19.9
Patented and other acquired technology	65.4	17.7	47.7	65.4	16.8	48.6
Customer relationships	89.6	17.1	72.5	92.7	16.6	76.1
Other intangibles	4.6	3.5	1.1	4.6	3.4	1.2

Total	$205.0	$64.6	$140.4	$208.4	$62.6	$145.8

Amortization expense on other intangible assets resulting from business acquisitions was $3.6 million and $3.5 million for the three months ended April 2, 2005 and March 27, 2004, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are eleven years for tradenames and trademarks, nineteen years for patented and other acquired technology, twenty-two years for customer relationships, seven years for other intangibles and nineteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and for each of the next four fiscal years is expected to be approximately $14 million, $13 million, $9 million, $8 million and $8 million, respectively.

Note 5. Financial Instruments

The Company enters into certain foreign exchange forward, option and swap contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the U.S. The Company enters into certain interest rate contracts to help manage its exposure to interest rate fluctuations. The Company also enters into certain natural gas futures contracts to hedge price fluctuations for a portion of its anticipated domestic purchases. The maximum length of time in which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is generally 12 months.

During the three months ended April 2, 2005, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The reclassification from other comprehensive income to earnings for settlement or ineffectiveness was a net loss of $2.3 million and $.8 million during the quarters ended April 2, 2005 and March 27, 2004, respectively. A net loss of approximately $3.3 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.

In connection with the issuance of the $250 million 10-year senior notes in January 2003, the Company settled a forward starting interest rate swap at a loss of $32.5 million. The loss is being amortized to interest expense over a 10-year period, which corresponds to the term of the related debt. The related interest expense recognized for the three-month periods ended April 2, 2005 and March 27, 2004 was $.7 million and $.6 million, respectively. The amortization of this loss is expected to be approximately $2.7 million for the next 12 months, which is part of the reclassification described above.

Note 6. Pensions and Other Postretirement Benefits

The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits				U.S. Postretirement Health Benefits
	April 2, 2005		March 27, 2004		April 2, 2005	March 27, 2004
(In millions)	U.S.	Int’l	U.S.	Int’l
Components of net periodic benefit cost:
Service cost	$5.2	$3.1	$4.1	$2.5	$.4	$.5
Interest cost	6.9	5.0	6.3	4.5	.6	.6
Expected return on plan assets	(10.7)	(5.6)	(10.3)	(5.2)	—	—
Recognized net actuarial loss	1.3	1.0	.7	.6	.2	.3
Amortization of prior service cost	.5	.1	—	.1	(.2)	(.2)
Amortization of transition asset	(.1)	(.3)	(.1)	(.3)	—	—

Net periodic benefit cost	$3.1	$3.3	$.7	$2.2	$1.0	$1.2

The Company contributed $.4 million to its U.S. pension plans for the first quarters of both 2005 and 2004. In May 2005, the Company contributed $25 million to its U.S. pension plans. The Company expects to contribute an additional $1.4 million to its U.S pension plans for the remainder of 2005, totaling $26.8 million for the full year 2005 compared to $26.6 million for the full year 2004. Additionally, the Company contributed $1 million to its postretirement benefit plan in the first quarter of 2005. For the remainder of 2005, the Company expects to contribute approximately $2.3 million to its postretirement plans.

The Company contributed $2.5 million to its international pension plans for the first quarter of 2005. For the remainder of 2005, the Company expects to contribute approximately $4.4 million to its international pension plans.

Note 7. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $24 million and $59.6 million for the quarters ended April 2, 2005 and March 27, 2004, respectively.

The components of accumulated other comprehensive loss at the end of the following periods were:

(In millions)	April 2, 2005	January 1, 2005
Foreign currency translation adjustment	$91.6	$127.2
Minimum pension liability	(110.9)	(110.9)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(17.1)	(19.0)

Total accumulated other comprehensive loss	$(36.4)	$(2.7)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, was as follows:

(In millions)	April 2, 2005
Beginning accumulated derivative loss	$(19.0)
Net loss reclassified to earnings	2.3
Net change in the revaluation of hedging transactions	(.4)

Ending accumulated derivative loss	$(17.1)

Note 8. Research and Development

Research and development expense for the quarters ended April 2, 2005 and March 27, 2004 was $23.2 million and $18.4 million, respectively.

Note 9. Components of Other Income and Expense

In the first quarter of 2005, the Company recorded a pretax charge of $6.7 million relating to restructuring costs and asset impairment charges, partially offset by a gain on sale of assets of $(3.4 million). The charge included severance and related costs of $4 million related to the elimination of approximately 170 positions in the Office and Consumer Products segment as a result of the Company’s closure of the Gainesville, Georgia label converting plant. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At April 2, 2005, $3.5 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet), and approximately 15 employees had left the Company. The remaining employees impacted by these actions are expected to leave the Company by mid-2006 and final payments to the terminated employees will be made during 2006. Also included in the charge was $2.7 million related to impairment of buildings and land in the Pressure-sensitive Materials segment. Asset impairments were based on the market value of the assets.

In the second quarter of 2004, the Company recorded a pretax charge of $13.8 million relating to restructuring costs, asset impairments and planned disposition of property, plant and equipment, and lease cancellation costs primarily associated with the completion of the Company’s integration of the Jackstädt GmbH (“Jackstädt”) acquisition in the Company’s Pressure-sensitive Materials segment, as well as cost reduction actions in the Office and Consumer Products and Retail Information Services segments. The charge included severance and related costs of $7.7 million ($7 million for approximately 175 positions in the Pressure-sensitive Materials segment, $.5 million for approximately 5 positions in the Office and Consumer Products segment and $.2 million for approximately 15 positions in the Retail Information Services segment), which represent cash paid or to be paid to employees terminated under these actions. At April 2, 2005, $.4 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet) for approximately 5 employees in the Pressure-sensitive Materials segment. The remaining employees impacted by these actions are expected to leave the Company in 2005 and final payments to the terminated employees will be made during 2005.

In the first quarter of 2004, the Company recorded a pretax charge of $21.4 million relating to restructuring costs and asset impairment charges as part of the Company’s integration of the Jackstädt acquisition in the Company’s Pressure-sensitive Materials segment. Asset impairments were based on the market value for similar assets. The charge included severance and related costs of $15.9 million, which represent cash paid or to be paid to employees terminated under these actions, involving the elimination of approximately 210 positions. All employees impacted by these actions had left the Company in 2004 and final payments will be made in 2005. At April 2, 2005, $2 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet). Also included in the charge was $2.9 million related to impairment of software and $2.6 million related to impairment and planned disposition of machinery and equipment.

In the fourth quarter of 2003, the Company recorded a pretax charge of $34.3 million relating to integration actions and productivity improvement initiatives, as well as net losses associated with several product line divestitures. The charge included severance and related costs of $22 million related to the elimination of approximately 530 positions worldwide ($10.3 million for approximately 180 positions in the Pressure-sensitive Materials segment, $8.7 million for approximately 255 positions in the Office and Consumer Products segment, $2.6 million for approximately 80 employees in the Retail Information Services segment and $.4 million for approximately 15 positions in Corporate). Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At April 2, 2005, $1.2 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet) for approximately 30 employees in the Pressure-sensitive Materials segment. The remaining employees impacted by these actions are expected to leave the Company in 2005 and final payments to the terminated employees will be made in 2006.

The Company expects to pay lease cancellation costs from previous cost reduction actions through 2011. The table below details lease cancellation cost activities:

(In millions)	Total
Balance as of December 27, 2003	$3.1
Additional accrual	.2
Cancellation costs paid	(1.8)

Balance as of January 1, 2005	1.5
Additional accrual	—
Cancellation costs paid	—

Balance as of April 2, 2005	$1.5

Note 10. Foreign Currency

Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies decreased net income by $2.3 million and $1 million for the quarters ended April 2, 2005 and March 27, 2004, respectively. Operations in hyperinflationary economies consist of the Company’s operations in Turkey and the Dominican Republic, for which the translation gains and losses are included in net income.

Note 11. Taxes Based on Income

The effective tax rate was 26 percent and 27.5 percent for the quarters ended April 2, 2005 and March 27, 2004, respectively. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35 percent, due to the Company’s growth outside the U.S. where the statutory tax rates are generally much lower. U.S. taxes are not provided for such foreign earnings as they are reinvested indefinitely outside the U.S.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate.

The Company is assessing the implications of the various applicable provisions of the American Jobs Creation Act of 2004, and continues to consider a provision for a one-time repatriation of accumulated foreign earnings. The Company’s current intention is to continue to reinvest its undistributed foreign earnings indefinitely and, therefore, no related deferred tax liability has been recorded at this time.

Note 12. Net Income Per Share

Net income per common share amounts were computed as follows:

	Three Months Ended
(In millions, except per share amounts)	April 2, 2005	March 27, 2004
(A) Net income available to common shareholders	$57.7	$52.6

(B) Weighted-average number of common shares outstanding	100.1	99.7
Additional common shares issuable under employee stock options using the treasury stock method and contingently issuable shares under an acquisition agreement	.6	.6

(C) Weighted-average number of common shares outstanding assuming the exercise of stock options and contingently issuable shares under an acquisition agreement	100.7	100.3

Net income per common share (A) ÷ (B)	$.58	$.53

Net income per common share, assuming dilution (A) ÷ (C)	$.57	$.52

Certain employee stock options were not included in the computation of net income per common share, assuming dilution, because these options would not have had a dilutive effect. The number of stock options excluded from the computation was 1.3 million and 1.4 million for the three months ended April 2, 2005 and March 27, 2004, respectively.

Note 13. Stock-Based Compensation

The Company’s policy is to price all stock option grants at fair market value on the date of grant. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended
(In millions, except per share amounts)	April 2, 2005	March 27, 2004
Net income, as reported	$57.7	$52.6
Compensation expense, net of tax	(4.1)	(4.2)

Pro forma net income	$53.6	$48.4

Earnings per share, as reported	$.58	$.53
Earnings per share, assuming dilution, as reported	.57	.52

Pro forma earnings per share	$.54	$.49
Pro forma earnings per share, assuming dilution	.53	.48

Note 14. Commitments and Contingencies

Industry Investigations

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

In connection with the U.S. Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough and Simcic (then CEO, President and Group Vice President—Roll Materials Worldwide, respectively). On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The court’s decision incorporated a stipulation by the U.S. Department of Justice that the paper label industry is competitive.

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

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (then CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the court appointed a lead plaintiff and approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The court has approved the parties’ stipulation to stay the consolidated actions and scheduled the next status conference for August 22, 2005. There has been no discovery and no trial date has been set. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed the Arizona complaint without prejudice on October 4, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Webtego on February 16, 2005, in the Court of Common Pleas for Cuyahoga County, Ohio; by D.R. Ward Construction Co. on February 17, 2005, in the Superior Court for Maricopa County, Arizona; by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. The Company intends to defend these matters vigorously.

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

Environmental

The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

Product Warranty

The Company provides for an estimate of costs that may be incurred under its basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of the product. Factors that affect the Company’s warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy the Company’s warranty obligation and availability of insurance coverage. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Product warranty liabilities were as follows:

(In millions)	Total
Balance at December 27, 2003	$2.5
Accruals for warranties issued	2.1
Payments	(2.3)

Balance at January 1, 2005	2.3
Accruals for warranties issued	1.3
Payments	(.9)

Balance at April 2, 2005	$2.7

Other

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial results of operations and financial position.

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At April 2, 2005, the Company had guaranteed approximately $19 million.

The Company guaranteed up to approximately $20 million of certain foreign subsidiaries’ obligations to their suppliers as of April 2, 2005.

In February 2003, the Company entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. Management does not expect the residual value of the equipment to vary significantly from the amount guaranteed.

In connection with the L&E Packaging (“L&E”) acquisition, the Company issued 743,108 shares at $63.08 per share. In the event the value of the Company’s common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, the Company may be obligated to pay the difference in value, in the form of cash or common shares, to L&E, at the Company’s option. This agreement is reduced by any shares sold by L&E to third parties. As of April 2, 2005, L&E had sold 44,603 shares under this agreement.

Note 15. Segment Information

As described in the 2004 Annual Report on Form 10-K, the Company reorganized its reporting segments during the fourth quarter of 2004. Accordingly, the financial information presented below reflects restated information for 2004 for comparability.

Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended
(In millions)	April 2, 2005	March 27, 2004
Net sales to unaffiliated customers:
Pressure-sensitive Materials	$788.9	$728.3
Office and Consumer Products	258.7	253.1
Retail Information Services	157.4	138.2
Other specialty converting businesses	141.3	127.1

Net sales to unaffiliated customers	$1,346.3	$1,246.7

Intersegment sales:
Pressure-sensitive Materials	$42.0	$41.2
Office and Consumer Products	.5	.6
Retail Information Services	1.9	1.5
Other specialty converting businesses	3.4	3.3
Eliminations	(47.8)	(46.6)

Intersegment sales	$—	$—

Income from operations before taxes:
Pressure-sensitive Materials (1)	$69.6	$37.7
Office and Consumer Products (2)	27.7	37.2
Retail Information Services	5.8	9.0
Other specialty converting businesses	3.7	13.1
Corporate administrative and research and development expenses	(14.3)	(9.6)
Interest expense	(14.5)	(14.9)

Income before taxes	$78.0	$72.5

(1)	Results for 2005 include a pretax gain on sale of assets of $(3.4), partially offset by a pretax charge of $2.7 for asset impairments. Results for 2004 include a pretax charge of $21.4 for restructuring costs and asset impairment charges. See Note 9 “Components of Other Income and Expense,” for further information.

(2)	Results for 2005 include a pretax charge of $4 for restructuring costs related to a plant closure. See Note 9 “Components of Other Income and Expense,” for further information.

Note 16. Recent Accounting Requirements

In April 2005, the Securities and Exchange Commission delayed the effective date of the Financial Accounting Standards Board (“FASB”) reissued SFAS No. 123, “Share-Based Payment,” to the beginning of the first annual reporting period beginning after June 15, 2005. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company will adopt this Statement when it becomes effective. Based on current estimates, the after-tax impact of expensing stock options to diluted earnings per share for the full year 2006 is expected to be in the range of $.15 per share to $.20 per share.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this Interpretation is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This Staff Position

provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision of the American Jobs Creation Act of 2004 (the “Act”) that provides a tax deduction on qualified production activities. The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This Staff Position was effective immediately. The Company has adopted the provisions of this guidance in 2005 and expects to benefit from a tax deduction for qualified production activities in the range of $2 million to $4 million for the full year 2005.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision). This Staff Position provides accounting and disclosure guidance for the repatriation provision and was effective immediately. The Company is currently assessing the provisions related to the one-time repatriation of accumulated foreign earnings. At this time, the Company’s intention is to continue to reinvest its undistributed foreign earnings indefinitely.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently reviewing the requirements of SFAS No. 151 and will adopt this Statement when it becomes effective. The adoption of this Statement is not expected to have a significant impact on the Company’s financial results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

• Overview and Outlook	15
• Analysis of Results of Operations for the First Quarter	18
• Results of Operations by Operating Segment for the First Quarter	19
• Financial Condition	20
• Recent Accounting Requirements	24
• Safe Harbor Statement	24

OVERVIEW AND OUTLOOK

Our sales increased 8 percent for the first three months of 2005 to $1.35 billion compared to 2004. The increase in sales was due to the benefit of foreign currency translation, a positive impact of changes in pricing and product mix, modest growth in core unit volume, and incremental sales from 2004 acquisitions, net of product line divestitures. The improvement in pricing and product mix was primarily due to the impact of selling price increases implemented to offset higher raw material costs.

Core unit volume grew an estimated 2 percent in the first quarter of 2005 compared to an estimated 4.5 percent in the first quarter of 2004 and an estimated 8 percent for the full year 2004. (Core unit volume growth is a measure of sales performance that excludes the estimated impact of acquisitions, divestitures, changes in product mix and pricing, and currency translation. We use this measure to evaluate underlying demand for our products and services, and to assess changes in demand over time.) Growth in core unit volume was due to market growth and geographic expansion in the Pressure-sensitive Materials and Retail Information Services segments. Following strong results in January 2005, customer demand in these segments slowed in February and weakened further in March, particularly in the last two weeks of the quarter. Partially offsetting the growth in core unit volume for the Pressure-sensitive Materials and Retail Information Services segments was a decrease in the Office and Consumer Products segment due to accelerated purchases by customers in 2004 in advance of our selling price increases effective January 1, 2005.

Net income increased $5.1 million or 10 percent in the first quarter of 2005 compared to the first quarter of 2004. In the first quarter of 2005, the impact of higher raw material costs was offset by the impact of selling price increases.

Positive factors affecting the change in net income included:

•	Higher sales

•	The impact of restructuring and asset impairment charges ($21.4 million pretax) taken in the first quarter of 2004, related to the Jackstädt GmbH (“Jackstädt”) integration

•	Cost savings from productivity improvement initiatives, including the closure of two European plants during the first six months of 2004

Negative factors affecting the change in net income included:

•	Incremental spending on growth initiatives, including the development of our radio frequency identification (“RFID”) business

•	Write-off of inventory related to a product launch

•	An unfavorable product mix in the Office and Consumer Products segment

•	Higher pension and medical costs and higher reserves for bad debt

•	Restructuring and asset impairment charges net of gain on sale of assets taken in the first quarter of 2005 ($3.3 million pretax), as well as transition costs associated with a plant closure

Summary Results by Operating Segment

Pressure-sensitive Materials (59 percent of net sales)

Our Pressure-sensitive Materials segment reported an 8 percent increase in sales in the first quarter of 2005 compared to the first quarter of 2004. Approximately 60 percent of the incremental sales was due to the positive impact of changes in pricing and product mix and an increase in core unit volume. The positive impact of pricing and product mix reflects increased selling prices implemented to offset higher raw material costs. Core unit volume grew in all regions, except North America. The remaining 40 percent of the sales increase was due to the favorable impact of foreign currency translation.

Operating income (operating income refers to income before interest and taxes) for this segment increased $32 million or 85 percent compared to the first quarter of 2004. Operating income for this segment included a pretax gain of $3.4 million in 2005 from the sale of assets, partially offset by asset impairment charges of $2.7 million, compared to a pretax charge of approximately $21 million in 2004, related to restructuring costs and asset impairment charges associated with the Jackstädt integration. The segment benefited from the cost savings from productivity improvement initiatives, including the closure of two European plants during the first six months of 2004. The impact of higher raw material costs was offset by selling price increases.

Office and Consumer Products (19 percent of net sales)

Our Office and Consumer Products segment reported a 2 percent increase in sales in the first quarter of 2005 compared to the first quarter of 2004, reflecting the favorable impact of foreign currency translation. The positive impact of selling price increases was offset by an unfavorable product mix and a decline in core unit volume. The decline in core unit volume was due to accelerated purchases by customers in 2004 in advance of selling price increases effective January 1, 2005.

Operating income for the Office and Consumer Products segment decreased $10 million or 26 percent, due to the write-off of inventory related to a product launch, higher customer rebates reflecting rate changes that went into effect in 2004, and the negative impact of product mix, associated with the accelerated purchases of higher margin products by customers in the fourth quarter of 2004. Higher raw material costs were offset by selling price increases. Operating income for this segment also included a pretax charge of approximately $4 million in 2005 in severance costs and approximately $1 million of transition costs associated with a plant closure in the U.S.

Retail Information Services (12 percent of net sales)

Our Retail Information Services segment reported a 14 percent increase in sales in the first quarter of 2005 compared to the first quarter of 2004. Approximately 60 percent of the incremental sales was due to core unit volume growth, reflecting strong growth in Asia and geographic expansion in Latin America. The balance of the growth in this segment reflected incremental sales from small acquisitions made during 2004, and the favorable impact of foreign currency translation.

Operating income for this segment decreased $3 million or 36 percent due to higher growth-related spending and a modest negative impact from pricing, partially offset by higher unit volume.

Other specialty converting businesses (10 percent of net sales)

Our other specialty converting businesses reported an 11 percent increase in sales in the first quarter of 2005 compared to the first quarter of 2004 due to core unit volume growth, as well as the favorable impact of foreign currency translation. Operating income for these businesses decreased $9 million or 72 percent reflecting higher growth-related spending, including costs related to the development of the RFID business, and the impact of higher raw material costs partially offset by increased selling prices.

Cost Reduction Actions

During the first quarter of 2005, we announced the pending closure of our Gainesville, Georgia label converting plant. We recorded pretax charges of approximately $4 million for severance charges and approximately $1 million related to transition costs during the quarter. Over the next few quarters, we expect to recognize additional transition costs associated with this action, estimated to be in the range of $4 million to $6 million.

During the first six months of 2004, we completed the integration of the 2002 acquisition of Jackstädt into our other existing businesses. We closed a manufacturing facility in France during the first quarter of 2004 and a manufacturing facility in Italy during the second quarter of 2004, and recorded restructuring charges associated with severance and asset impairments for each of these periods, totaling $21.4 million and $13.8 million, respectively.

See also Note 9 “Components of Other Income and Expense,” to the Consolidated Financial Statements for further detail.

Operating Expenses, Interest and Taxes

Marketing, general and administrative expenses as a percent of sales increased to 21.7 percent in the first quarter of 2005 compared to 20.7 percent in the first quarter of 2004. Marketing, general and administrative expenses increased 13 percent to $292 million in the first quarter of 2005 compared to $257.7 million in the first quarter of 2004. This increase was due, in approximately equal proportions to:

•	Higher spending associated with increased sales, including the impact of the 2004 acquisitions, and the impact of foreign currency translation

•	Additional spending on long-term growth initiatives, including development of the RFID business

•	Other costs, including higher pension and medical expenses and higher reserves for bad debt

Interest expense was $14.5 million for the first quarter of 2005, compared to $14.9 million for the same period of 2004.

The effective tax rate was 26 percent for the first quarter of 2005 compared to 27.5 percent for the first quarter of 2004. The decrease was due to changes in the geographic mix of income.

Free Cash Flow

Free cash flow for the first quarter of 2005 decreased $74 million to $(46.6 million) compared to $27.6 million in the first quarter of 2004, due to net changes in assets and liabilities and increased cash spending on capital assets in 2005. See “Liquidity” below for more information. Free cash flow refers to cash flow from operating activities less spending on property, plant and equipment. Management utilizes free cash flow as a measurement tool to assess the cash flow available for other corporate purposes, such as dividends and debt service.

	Three Months Ended
(In millions)	April 2, 2005	March 27, 2004
Net cash (used in) provided by operating activities	$(2.7)	$65.5
Purchase of property, plant and equipment	(43.9)	(37.9)

Free cash flow	$(46.6)	$27.6

Industry Investigations

In April 2003, we were notified by the U.S. Department of Justice (“DOJ”) that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. In May 2004, the European Commission (“EC”) initiated inspections and obtained documents from our pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations. We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported stockholder class actions in the U.S. seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. We have discovered instances of improper conduct by certain employees in our European operations that constituted an infringement of EC competition law. Accordingly, we expect that the EC will impose a fine on us when its investigation is completed. We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 14 “Commitments and Contingencies,” to the Consolidated Financial Statements.

Outlook

For 2005, we reduced our estimate of core unit volume growth to an estimated 1 percent growth for the full year, subject to changes in global economic and market conditions. Our reduced expectations for unit volume growth assume a continuation of the weak underlying demand experienced in the first quarter, combined with difficult year-on-year comparisons against strong results for the fourth quarter of 2004. We expect a positive impact from price and mix, as well as a benefit from foreign currency translation.

We anticipate that our selling price increases and ongoing productivity initiatives will offset higher raw material costs during the year. For the remainder of 2005, we expect to improve profitability compared to the first quarter of 2005 as a result of our ongoing productivity initiatives, including Six Sigma, and new cost reduction actions.

Compared to the prior year, we expect to incur higher costs associated with our growth initiatives, including RFID. We expect increases in annual pension and medical costs to be in the range of $17 million to $18 million before taxes for 2005, due in part to an estimated increase of $13 million for pension expense. Our estimate of pension expense will be impacted by changes in foreign currency translation.

We estimate that interest expense will be between $55 million to $60 million for 2005, assuming the cost of expected interest rate increases will be partially offset by the impact of projected reductions in debt.

We anticipate an annual effective tax rate in the range of 25 percent to 26 percent for 2005. However, we anticipate that the effective tax rates may potentially have wide variances from quarter to quarter.

As a result of the Securities and Exchange Commission’s (“SEC”) decision to delay the requirement to expense options, we plan to recognize expense for stock options beginning in the first quarter of 2006 to comply with the provisions of the reissued Statement of Financial Accounting Standards (“SFAS”) No. 123 “Share-Based Payment,” and in accordance with SEC Release No. 33-8568 “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.” Based on our current estimates, the after-tax impact of expensing stock options to diluted earnings per share for the full year 2006 is expected to be in the range of $.15 per share to $.20 per share.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER

(In millions)	2005	2004
Net sales	$1,346.3	$1,246.7
Cost of products sold	958.5	880.2

Gross profit	387.8	366.5
Marketing, general and administrative expense	292.0	257.7
Interest expense	14.5	14.9
Other expense, net	3.3	21.4

Income before taxes	78.0	72.5
Taxes on income	20.3	19.9

Net income	$57.7	$52.6

Sales increased 8 percent to $1.35 billion in the first quarter of 2005, compared to $1.25 billion in 2004. The increase in sales in 2005 was a result of:

•	Favorable impact of foreign currency translation (approximately $34 million)

•	Positive impact of changes in pricing and product mix (estimated to be $30 million)

•	Modest core unit volume growth (estimated to be $27 million)

•	Incremental sales from 2004 acquisitions, net of product line divestitures (net impact of approximately $6 million)

Modest growth in core unit volume was due to market growth and geographic expansion in the Pressure-sensitive Materials and Retail Information Services segments. Following strong results in January 2005, customer demand in these segments slowed in February and weakened further in March, particularly in the last two weeks of the quarter. Partially offsetting the growth in core unit volume for the Pressure-sensitive Materials and Retail Information Services segments was a decrease in the Office and Consumer Products segment due to accelerated purchases by customers in 2004 in advance of our selling price increases effective January 1, 2005.

Gross profit margins for the first quarters of 2005 and 2004 were 28.8 percent and 29.4 percent, respectively. The decrease in 2005 was due to:

•	Write-off of inventory related to a product launch (approximately $5 million)

•	An unfavorable product mix in the Office and Consumer Products segment as higher margin products were purchased by customers in the fourth quarter of 2004 in advance of our January 1, 2005 selling price increases

•	Spending related to our RFID business (approximately $2 million)

•	Transition costs related to a plant closure (approximately $1 million)

The impact of these negative factors was partially offset by our ongoing initiatives for margin improvement, including the completion of the integration of the Jackstädt business.

Marketing, general and administrative expense as a percent of sales was 21.7 percent in the first quarter of 2005 and 20.7 percent in 2004. Expenses increased approximately $34 million due in approximately equal proportions to:

•	Higher spending associated with increased sales, including the impact of the 2004 acquisitions, and the impact of foreign currency translation

•	Additional spending on long-term growth initiatives, including the development of our RFID business

•	Other costs, including higher pension and medical expenses and higher reserves for bad debt

We recorded pretax charges of $4 million in the first quarter of 2005 for severance related to the closure of our Gainesville, Georgia facility. We also recorded a pretax gain on sale of assets of $(3.4 million), which was partially offset by asset impairment charges of $2.7 million.

We recorded pretax charges totaling $21.4 million in the first quarter of 2004, which related to the completion of the Jackstädt integration actions. These charges consisted of approximately $15.9 million for severance and approximately $5.5 million for asset impairment charges.

Refer to Note 9 “Components of Other Income and Expense,” to the Consolidated Financial Statements for more information.

Interest expense was $14.5 million for the first quarter of 2005, compared to $14.9 million for the first quarter of 2004.

Income before taxes, as a percent of sales, was 5.8 percent in both the first quarters of 2005 and 2004.

The effective tax rate was 26 percent in the first quarter of 2005 and 27.5 percent in the first quarter of 2004. The decrease was due to changes in the geographic mix of income.

Net Income and Earnings Per Share

(In millions, except share amounts)	2005	2004
Net income	$57.7	$52.6
Net income per common share	.58	.53
Net income per common share, assuming dilution	.57	.52

Net income for the first quarter of 2005 increased 9.7 percent compared to the first quarter of 2004. Net income, as a percent of sales, was 4.3 percent and 4.2 percent in the first quarters of 2005 and 2004, respectively.

Net income per common share for the first quarter of 2005 increased 9.4 percent compared to the first quarter of 2004. Net income per common share, assuming dilution, for the first quarter of 2005 increased 9.6 percent compared to the first quarter of 2004.

RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE FIRST QUARTER

Pressure-sensitive Materials Segment:

(In millions)	2005	2004
Net sales including intersegment sales	$830.9	$769.5
Less intersegment sales	(42.0)	(41.2)

Net sales	$788.9	$728.3
Income before interest and taxes	69.6	37.7

Our Pressure-sensitive Materials segment reported increased sales and operating income for the first quarter of 2005 compared to the first quarter of 2004. Sales increased approximately $61 million or 8 percent to $789 million due to higher sales in our roll materials business (approximately $54 million) and graphics and reflective business (approximately $6 million). Included in these increases was the favorable impact of foreign currency translation (approximately $25 million). Operating income increased approximately
$32 million or 85 percent.

The increase in sales in our roll materials business reflected a positive contribution from pricing and product mix and core unit volume growth. Our North American roll materials business experienced sales growth of approximately 4 percent, resulting from selling price increases, partially offset by a decline in volume reflecting an estimated 2 points of market share loss in response to higher prices. In Europe, volume growth in the emerging markets of Eastern Europe and the benefit of selling price increases contributed to sales growth of approximately 4 percent in local currency for the roll materials business. Market growth and increased selling prices for the roll materials business in Asia and Latin America contributed to sales growth in local currency in these regions of approximately 26 percent and 7 percent, respectively.

Operating income reflected a pretax gain of $3.4 million from the sale of assets, partially offset by asset impairment charges of
$2.7 million, compared to pretax charges of approximately $21 million in the first quarter of 2004 related to restructuring and asset impairments associated with the Jackstädt integration. The increase in operating income also reflected higher sales and cost savings from productivity improvement initiatives, including two plant closures related to the Jackstädt integration completed during the first half of 2004. The impact of higher raw material costs was offset by selling price increases.

Office and Consumer Products Segment:

(In millions)	2005	2004
Net sales including intersegment sales	$259.2	$253.7
Less intersegment sales	(.5)	(.6)

Net sales	$258.7	$253.1
Income before interest and taxes	27.7	37.2

Our Office and Consumer Products segment reported increased sales and decreased operating income for the first quarter of 2005 compared to the first quarter of 2004. Sales increased approximately $6 million or 2 percent to approximately $259 million, due to the favorable impact of foreign currency translation (approximately $5 million). The positive impact of selling price increases was offset by negative product mix and a decline in core unit volume. The decline in core unit volume was due to accelerated purchases by customers in 2004 in advance of selling price increases effective January 1, 2005.

Operating income decreased $10 million or 26 percent, due to the write-off of inventory related to a product launch (approximately $5 million), higher customer rebates reflecting rate changes that went into effect in 2004, and the negative impact of product mix, associated with the accelerated purchases of higher margin products by customers in the fourth quarter of 2004. Higher raw material costs were offset by selling price increases. Operating income for this segment also included a pretax charge of approximately $4 million in 2005 related to severance costs and approximately $1 million related to transition costs associated with the closure of the Gainesville, Georgia plant.

Retail Information Services Segment:

(In millions)	2005	2004
Net sales including intersegment sales	$159.3	$139.7
Less intersegment sales	(1.9)	(1.5)

Net sales	$157.4	$138.2
Income before interest and taxes	5.8	9.0

Our Retail Information Services segment reported increased sales and decreased operating income for the first quarter of 2005 compared to the first quarter of 2004. Sales increased approximately $19 million or 14 percent to approximately $157 million due to core unit volume growth and the impact of the 2004 acquisitions, partially offset by a small product line divestiture (net impact of approximately $6 million). Included in this increase was the favorable impact of foreign currency translation (approximately $2 million). Volume growth reflected strong growth in Asia and geographic expansion in Latin America.

Operating income for this segment decreased $3 million or 36 percent due to higher growth-related spending and a modest negative impact from pricing, partially offset by higher unit volume.

Other specialty converting businesses:

(In millions)	2005	2004
Net sales including intersegment sales	$144.7	$130.4
Less intersegment sales	(3.4)	(3.3)

Net sales	$141.3	$127.1
Income before interest and taxes	3.7	13.1

Other specialty converting businesses reported increased sales and decreased operating income for the first quarter of 2005 compared to the first quarter of 2004. Sales increased approximately $14 million or 11 percent to approximately $141 million, due to core unit volume growth in all businesses. Included in this increase was the favorable impact of foreign currency translation (approximately $2 million). Operating income decreased approximately $9 million or 72 percent. Operating income reflected higher growth-related spending (approximately $8 million), including costs related to the development of the RFID business, and the impact of higher raw material costs partially offset by selling price increases.

FINANCIAL CONDITION

LIQUIDITY

Cash Flow (Used in) Provided by Operating Activities for the First Quarter

(In millions)	2005	2004
Net income	$57.7	$52.6
Depreciation and amortization	49.8	46.2
Deferred taxes	(.6)	.8
Asset impairment and net (gain) loss on sale of assets	.3	6.1
Other noncash items, net	(4.5)	(4.1)
Changes in assets and liabilities, net of effect of business acquisitions and divestitures	(105.4)	(36.1)

Net cash (used in) provided by operating activities	$(2.7)	$65.5

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation and the impact of acquisitions and divestitures and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).

2005

Cash flow used in operating activities for the first quarter of 2005 was negatively impacted by changes in working capital and timing of payments for taxes. The increase in inventories was a result of building inventory both for the back-to-school season in North America, as well as for the pending closure of our Gainesville, Georgia plant. Additionally, purchases of raw materials in the roll materials business in Europe were higher during the first quarter of 2005 in comparison to the fourth quarter of 2004, due to a supply shortage in the previous quarter. We also experienced higher inventory levels at the end of the first quarter due to weaker demand in certain businesses late in the quarter. The decrease in accounts payable and accrued liabilities was due to the payment of trade rebates and bonuses in the first quarter of 2005. The decrease in accounts receivable was due to improvement in cash collections.

In May 2005, we contributed $25 million to our U.S. pension plans. We expect to contribute $26.8 million to our U.S. pension plans for the full year 2005 compared to $26.6 million for the full year 2004.

2004

Cash flow provided by operating activities for the first quarter of 2004 was negatively impacted by changes in working capital. The decrease in taxes payable was primarily a result of the timing of payments. The decrease in accounts receivable was due to improved collections and a decrease in the average number of days sales outstanding to 59.6 in the first quarter of 2004. The decrease in accounts payable and accrued liabilities was due to the payment of bonuses, rebates and interest during the first quarter of 2004. The increase in inventory was due to building inventory in Europe to mitigate potential supply chain disruptions associated with Jackstädt integration actions and building inventory for the back-to-school season in North America.

Cash Flow Used in Investing Activities

Net cash flow used in investing activities was $37.8 million in the first quarter of 2005 compared to $48.1 million in the first quarter of 2004.

Capital Spending

Cash used for capital expenditures in the first quarter of 2005 was $43.9 million compared to $37.9 million in the first quarter of 2004. We expect capital expenditures for 2005 to be approximately $200 million, funded through operating cash flows. Major projects in 2005 include investments for growth in Asia and Latin America, equipment and other investments for the RFID business, and both productivity and growth projects related to our North American roll materials operations, including additional capacity to meet the growing demand for beverage labels.

Expenditures related to capitalized software and other intangibles were $4.9 million in the first quarter of 2005 and $6.3 million in the first quarter of 2004.

Cash Flow Provided by (Used in) Financing Activities

Net cash flow provided by (used in) financing activities was $8.5 million in the first quarter of 2005 compared to $(16.1 million) in the first quarter of 2004.

Borrowings and Repayment of Debt

Net borrowings of debt for the quarter were approximately $44 million. In February 2005, we repaid $60 million of one-year callable commercial notes issued in January 2004.

Shareholders’ Equity

We paid dividends of $41.9 million in the first quarter of 2005 compared to $40.9 million in the first quarter of 2004. Our quarterly dividend per share increased to $.38 in the first quarter of 2005 from $.37 in the first quarter of 2004. Additionally, net proceeds from the exercise of stock options were approximately $2.7 million in the first quarter of 2005 compared to approximately $8.1 million in the first quarter of 2004.

Effect of Foreign Currency Translation

International operations generate approximately 50 percent of our net sales, before the elimination of sales between regions. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. Foreign currency translation represented approximately $34 million of the change in sales between the first quarters of 2005 and 2004 (approximately $.01 of the increase in our diluted earnings per share). The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because our products are generally sourced in the currencies in which they are sold. As a result, the impact of foreign exchange rates on sales is matched with a partially offsetting impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income. To reduce our exposure to those expenses in foreign currencies that do not match the related sales, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.

All translation gains and losses for operations in hyperinflationary economies were included in our net income. Operations are treated as being in a hyperinflationary economy for accounting purposes, based on the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of our operations in Turkey and the Dominican Republic. These operations were not significant to our consolidated financial position or results of operations.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

Goodwill decreased approximately $18 million during the first quarter of 2005 due to foreign currency translation (approximately $13 million) and purchase price allocation adjustments associated with the acquisition of Rinke Etiketten (“Rinke”) (approximately $5 million).

Other intangibles resulting from business acquisitions, net of accumulated amortization, decreased approximately $5 million during the first quarter of 2005 due to foreign currency translation (approximately $3 million) and amortization expense (approximately $4 million), partially offset by purchase price allocation adjustments associated with the acquisition of Rinke (approximately $1 million).

Other assets decreased approximately $5 million during the first quarter of 2005 due to collection of loans receivable (approximately $9 million), amortization of software and other assets (approximately $8 million), partially offset by an increase in the cash surrender value of corporate owned life insurance contracts (approximately $8 million) and purchases of software (approximately $5 million).

Other Current Liabilities

Other current liabilities decreased approximately $94 million during the first quarter of 2005 reflecting payments of trade rebates (approximately $61 million) and bonuses (approximately $34 million).

Other Shareholders’ Equity Accounts

The market value of shares held in the employee stock benefit trusts increased by $20 million during the first quarter of 2005 due to changes in stock price, partially offset by the issuance of shares from the trusts. Shares issued under our stock and incentive plans for 2005 were valued at approximately $4 million.

Analysis of Selected Financial Ratios

We utilize certain financial ratios to assess our financial condition and operating performance, as discussed in detail below.

Working Capital Ratio

Working capital (current assets minus current liabilities), as a percent of annualized sales, was 3.7 percent for the first quarter of 2005 compared to (.4) percent for 2004, due to a decrease in short-term debt and the current portion of long-term debt. Working capital from operations, as a percent of annualized sales (which is a non-GAAP measure), was 8 percent for the first quarter of 2005 compared to 7.9 percent for 2004, as shown below. We utilize the working capital from operations ratio as a measurement tool to assess our working capital requirements, because it excludes the impact of fluctuations due to our financing activities. The timing of financing activities is not necessarily related to our current operations and would tend to distort the working capital ratio from period to period. Our objective is to minimize our investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.

Working capital from operations consists of:

	Three Months Ended
(In millions)	April 2, 2005	March 27, 2004
(A) Working capital (current assets minus current liabilities)	$199.4	$(17.6)
Reconciling items:
Short-term and current portion of long-term debt	231.9	410.5

(B) Working capital from operations	$431.3	$392.9

(C) Annualized sales (Quarterly sales multiplied by 4)	$5,385.2	$4,968.8

Working capital, as a percent of annualized sales (A) ÷ (C)	3.7%	(.4)%

Working capital from operations as a percent of annualized sales (B) ÷ (C)	8.0%	7.9%

Accounts Receivable Ratio

The average number of days sales outstanding in accounts receivable was 56.3 days for the first quarter of 2005 compared to 59.6 days for the first quarter of 2004 due to an improvement in collections. This ratio was calculated by using the accounts receivable balance at quarter-end divided by the average daily sales for the quarter.

Inventory Ratio

Inventory turnover decreased from 8.3 in the first quarter of 2004 to 8.1 in the first quarter of 2005 as a result of weaker demand late in the first quarter of 2005. In addition, inventory balances were higher in the first quarter of 2005 due to building inventory related to the pending closure of our Gainesville, Georgia plant. Inventory turnover was calculated by using the annualized cost of sales (quarterly cost of sales multiplied by 4) divided by the inventory balance at quarter-end.

Debt Ratios

Our total debt to total capital was 44.4 percent in the first quarter of 2005 compared to 49 percent in the first quarter of 2004. This decrease was due to higher equity and lower debt balances in the first quarter of 2005 compared to the first quarter of 2004.

Shareholders’ Equity Ratios

Our return on average shareholders’ equity was 15 percent for the first quarter of 2005 compared to 15.8 percent in the first quarter of 2004 due to a higher equity balance. Return on average total capital was 9.9 percent in the first quarter of 2005 compared to
9.7 percent in the first quarter of 2004 due to higher net income offset by a higher equity balance.

CAPITAL RESOURCES

Capital resources include cash flows from operations and debt financing. We maintain adequate financing arrangements at competitive rates. These financing arrangements consist of our commercial paper programs in the U.S. and Europe, committed and uncommitted bank lines of credit in the countries where we operate, callable commercial notes and long-term debt, including medium-term notes.

Capital from Debt

Our total debt increased approximately $15 million in the first quarter of 2005 to $1.23 billion compared to $1.21 billion at year-end 2004 reflecting net borrowings (approximately $29 million), partially offset by the effect of foreign currency translation (approximately $14 million).

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

Our credit ratings as of April 2, 2005 were as follows:

	Short-term	Long-term	Outlook
Standard & Poor’s Rating Service	A-2	A–	Negative
Moody’s Investor Service	P2	A3	Stable

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

In April 2003, we were notified by the DOJ that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. In May 2004, the EC initiated inspections and obtained documents from our pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations. We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported stockholder class actions in the U.S. seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. We have discovered instances of improper conduct by certain employees in our European operations that constituted an infringement of EC competition law. We accordingly expect that the EC will impose a fine on us when its investigation is completed. We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 14 “Commitments and Contingencies,” to the Consolidated Financial Statements.

We have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at all such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

We and our subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, we believe that the resolution of these other matters will not materially affect our financial results of operations and financial position.

We participate in receivable financing programs, both domestically and internationally, with several financial institutions whereby we may request advances from these financial institutions. At April 2, 2005, we guaranteed approximately $19 million of these advances.

In February 2003, we entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. We do not expect the residual value of the equipment to vary significantly from the amount guaranteed.

We guaranteed up to approximately $20 million of certain of our foreign subsidiaries’ obligations to their suppliers as of April 2, 2005.

In connection with the L&E Packaging (“L&E”) acquisition, we issued 743,108 shares at $63.08 per share. In the event the value of our common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, we may be obligated to pay the difference in value, in the form of cash or common shares, to L&E at our option. This agreement is reduced by any shares sold by L&E to third parties. As of April 2, 2005, L&E had sold 44,603 shares under this agreement.

RECENT ACCOUNTING REQUIREMENTS

During the first quarter of 2005, several accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”) and the SEC were issued. Refer to Note 16 “Recent Accounting Requirements,” to the Consolidated Financial Statements for more information.

SAFE HARBOR STATEMENT

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “will,” and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results, performance or achievements of the Company expressed or implied by such forward-looking statements.

Certain of such risks and uncertainties are discussed in more detail in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, ability of the Company to achieve targeted cost reductions, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, projections related to estimated cost savings from productivity improvement actions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings, including the DOJ criminal investigation, as well as the EC and Canadian Department of Justice investigations, into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof (including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, as well as a likely fine by the EC in respect of certain employee misconduct in Europe), changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.

The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) potential adverse developments in legal proceedings and/or investigations regarding competitive activities; (2) the degree to which higher raw material costs can be passed on to customers through selling price increases, without a significant loss of volume; (3) the impact of economic conditions on underlying demand for the Company’s products; and (4) ability of the Company to achieve targeted cost reductions.

Any forward-looking statements should also be considered in light of the factors detailed in Exhibit 99.1 in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in the information provided in Item 7A of the Company’s Form 10-K for the fiscal year ended January 1, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(f)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

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

The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

In connection with the U.S. Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough and Simcic (then CEO, President and Group Vice President—Roll Materials Worldwide, respectively). On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The court’s decision incorporated a stipulation by the U.S. Department of Justice that the paper label industry is competitive.

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

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (then CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the court appointed a lead plaintiff and approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The court has approved the parties’ stipulation to stay the consolidated actions and scheduled the next status conference for August 22, 2005. There has been no discovery and no trial date has been set. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed the Arizona complaint without prejudice on October 4, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Webtego on February 16, 2005, in the Court of Common Pleas for Cuyahoga County, Ohio; by D.R. Ward Construction Co. on February 17, 2005, in the Superior Court for Maricopa County, Arizona by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. The Company intends to defend these matters vigorously.

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

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial results of operations and financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	During the period from 1990 through 1999, the Board of Directors authorized the repurchase of an aggregate 40.4 million shares of the Company’s outstanding common stock (the “Program”). The last Board of Directors’ authorization of 5 million shares occurred in October 1999 and has no expiration. The acquired shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. There were no shares repurchased by the Company during the three months ended April 2, 2005. A total of 3.15 million shares remain available for purchase under the Program. No shares were delivered (actually or constructively) to the Company by participants exercising stock options during the first quarter of 2005 under the Company’ stock option plans, in payment of the option exercise price and/or to satisfy withholding tax obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholders’ meeting on April 28, 2005. The stockholders voted to elect three directors to the Board of Directors as follows:

	Number of Shares Votes(1)
	For	Withheld
Richard M. Ferry	90,799,851	11,860,259
Kent Kresa	98,115,427	4,544,683
Peter K. Barker	98,118,980	4,541,130

(1)	There were no abstentions or broker non-votes.

Additional information concerning continuing directors called for by this Item is incorporated by reference from pages 3 and 4 of the Company’s 2005 proxy statement.

The results of the voting on the following additional items were as follows:

	For	Against	Abstained	Broker Non- Votes
Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm	98,537,549	3,342,613	779,948	—
Approval of the Amended and Restated Employee Stock Option and Incentive Plan	72,756,038	16,758,682	1,180,080	11,965,310

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit 10.8.2.1:	Amendment 1 to Employment Agreement with P. M. Neal

Exhibit 10.8.5:	Employment Agreement with D. A. Scarborough

Exhibit 10.8.6:	Retention Agreement with D. R. O’Bryant

Exhibit 10.19.8:	Form of Restricted Stock Agreement under Stock Option Plan

Exhibit 12:	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1:	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION (Registrant)

/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance, and Chief Financial Officer
(Principal Financial Officer)

/s/ Michael A. Skovran
Michael A. Skovran
Vice President and Controller
(Chief Accounting Officer)

May 12, 2005