Form 10-Q
period 2005-07-02
AVERY DENNISON CORPORATION
filed 2005-08-11
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 2, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________
Commission file number: 1-7685
AVERY DENNISON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1492269 (I.R.S. Employer Identification No.)

150 North Orange Grove Boulevard Pasadena, California (Address of principal executive offices)	91103 (Zip Code)
Registrant’s telephone number, including area code: (626) 304-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Number of shares of $1 par value common stock outstanding as of July 30, 2005: 110,462,275

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2005 FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	July 2, 2005	January 1, 2005

Assets
Current assets:
Cash and cash equivalents	$31.0	$84.8
Trade accounts receivable, less allowances of $62.8 for both 2005 and 2004	899.6	887.4
Inventories, net	473.4	433.2
Deferred taxes	31.9	31.9
Prepaid expenses and other current assets	100.2	105.1

Total current assets	1,536.1	1,542.4
Property, plant and equipment	2,669.6	2,719.7
Accumulated depreciation	1,360.1	1,338.7

Property, plant and equipment, net	1,309.5	1,381.0
Goodwill	725.7	757.0
Other intangibles resulting from business acquisitions, net	134.9	145.8
Other assets	564.8	573.1

	$4,271.0	$4,399.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$182.4	$204.5
Accounts payable	616.1	619.2
Other current liabilities	506.2	563.6

Total current liabilities	1,304.7	1,387.3
Long-term debt	976.6	1,007.2
Non-current deferred taxes and other long-term liabilities	438.5	456.1
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at July 2, 2005 and January 1, 2005; issued – 124,126,624 shares at July 2, 2005 and January 1, 2005; outstanding – 100,194,189 shares and 100,113,127 shares at July 2, 2005 and January 1, 2005, respectively	124.1	124.1
Capital in excess of par value	697.4	766.1
Retained earnings	1,950.8	1,887.6
Cost of unallocated ESOP shares	(9.7)	(9.7)
Employee stock benefit trusts, 10,238,086 shares and 10,343,648 shares at July 2, 2005 and January 1, 2005, respectively	(539.2)	(619.1)
Treasury stock at cost, 13,664,349 shares and 13,669,849 at July 2, 2005 and January 1, 2005, respectively	(597.3)	(597.6)
Accumulated other comprehensive loss	(74.9)	(2.7)

Total shareholders’ equity	1,551.2	1,548.7

	$4,271.0	$4,399.3

See Notes to Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net sales	$1,418.6	$1,324.0	$2,764.9	$2,570.7
Cost of products sold	992.6	933.4	1,951.1	1,813.6

Gross profit	426.0	390.6	813.8	757.1
Marketing, general and administrative expense	292.5	274.0	584.5	531.7
Interest expense	15.8	14.1	30.3	29.0
Other expense, net	2.1	13.8	5.4	35.2

Income before taxes	115.6	88.7	193.6	161.2
Taxes on income	26.2	20.2	46.5	40.1

Net income	$89.4	$68.5	$147.1	$121.1

Per share amounts:
Net income per common share	$.89	$.69	$1.47	$1.21

Net income per common share, assuming dilution	$.89	$.68	$1.46	$1.21

Dividends	$.38	$.37	$.76	$.74

Average shares outstanding:
Common shares	100.2	99.9	100.2	99.8
Common shares, assuming dilution	100.6	100.5	100.6	100.4

Common shares outstanding at period end	100.2	99.9	100.2	99.9

See Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	July 2, 2005	June 26, 2004

Operating Activities
Net income	$147.1	$121.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77.1	73.4
Amortization	23.1	19.2
Deferred taxes	(1.2)	10.2
Asset impairment and net (gain) loss on sale of assets	2.5	11.4
Other non-cash items, net	(4.6)	(3.3)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(155.9)	(51.7)

Net cash provided by operating activities	88.1	180.3

Investing Activities
Purchase of property, plant and equipment	(76.8)	(77.2)
Purchase of software and other deferred charges	(10.0)	(8.8)
Payments for acquisitions	(.6)	(2.3)
Proceeds from sale of assets	16.5	5.8
Other	4.1	(4.8)

Net cash used in investing activities	(66.8)	(87.3)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	55.2	68.7
Additional borrowings (maturities longer than 90 days)	76.2	151.0
Payments of debt (maturities longer than 90 days)	(134.2)	(254.0)
Dividends paid	(83.9)	(81.7)
Purchase of treasury stock	–	(.4)
Proceeds from exercise of stock options, net	3.1	14.0
Other	8.4	7.8

Net cash used in financing activities	(75.2)	(94.6)

Effect of foreign currency translation on cash balances	.1	.1

Decrease in cash and cash equivalents	(53.8)	(1.5)
Cash and cash equivalents, beginning of period	84.8	29.5

Cash and cash equivalents, end of period	$31.0	$28.0

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. General
The accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Avery Dennison Corporation’s (the “Company”) interim results. Certain prior year amounts have been reclassified to conform with the current year presentation. The unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company’s 2004 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.
The second quarters of 2005 and 2004 consisted of thirteen-week periods ending July 2, 2005 and June 26, 2004, respectively. The interim results of operations are not necessarily indicative of future financial results.
Note 2. Accounts Receivable
For the six months ended July 2, 2005, the Company recorded expenses of $18.5 million related to the allowances for trade accounts receivable. For the full year 2004, the Company recorded expenses of $30.7 million related to allowances for trade accounts receivable. The Company records these allowances based on estimates related to the following:
•	Customer specific allowances

•	Amounts based upon an aging schedule

•	Historical experience
Note 3. Inventories
Inventories consisted of:

(In millions)	July 2, 2005	January 1, 2005

Raw materials	$149.9	$140.3
Work-in-progress	98.7	95.1
Finished goods	241.4	212.7

Inventories at lower of FIFO cost or market (approximates replacement cost)	490.0	448.1
Less LIFO adjustment	(16.6)	(14.9)

	$473.4	$433.2

Note 4. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the periods shown, by reportable segment and other businesses, are as follows:

				Other
	Pressure-	Office and	Retail	specialty
	sensitive	Consumer	Information	converting
(In millions)	Materials	Products	Services	businesses	Total

Balance as of December 27, 2003	$360.9	$160.5	$194.9	$.3	$716.6
Goodwill acquired during the period	–	–	13.2	–	13.2
Acquisition adjustments (1)	–	–	(5.3)	–	(5.3)
Translation adjustments	20.1	9.9	2.5	–	32.5

Balance as of January 1, 2005	381.0	170.4	205.3	.3	757.0
Acquisition adjustments (2)	–	–	(2.6)	–	(2.6)
Translation adjustments	(16.7)	(9.2)	(2.8)	–	(28.7)

Balance as of July 2, 2005	$364.3	$161.2	$199.9	$.3	$725.7

(1)	Acquisition adjustments in 2004 consisted of changes in goodwill for tax assessments associated with RVL Packaging, Inc. (“RVL”).

(2)	Acquisition adjustments in 2005 consisted of purchase price allocation of the 2004 acquisition of Rinke Etiketten (“Rinke”).

The following table sets forth the Company’s other intangible assets resulting from business acquisitions at July 2, 2005 and January 1, 2005, which continue to be amortized:

	July 2, 2005			January 1, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Tradenames and trademarks	$43.5	$26.3	$17.2	$45.7	$25.8	$19.9
Patented and other acquired technology	65.4	18.7	46.7	65.4	16.8	48.6
Customer relationships	87.4	17.3	70.1	92.7	16.6	76.1
Other intangibles	4.4	3.5	.9	4.6	3.4	1.2

Total	$200.7	$65.8	$134.9	$208.4	$62.6	$145.8

Amortization expense on other intangible assets resulting from business acquisitions was $3.6 million and $7.2 million for the three and six months ended July 2, 2005, respectively, and $3.5 million and $7 million for the three and six months ended June 26, 2004, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are eleven years for tradenames and trademarks, nineteen years for patented and other acquired technology, twenty-two years for customer relationships, seven years for other intangibles and nineteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and for each of the next four fiscal years is expected to be approximately $14 million, $13 million, $9 million, $8 million and $8 million, respectively.
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
During the three and six months ended July 2, 2005, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The reclassification from other comprehensive income to earnings for settlement or ineffectiveness was a net loss of $1.3 million and $3.6 million during the three and six months ended July 2, 2005, respectively. This reclassification was a net loss of $1.8 million and $2.6 million during the three and six months ended June 24, 2004, respectively. A net loss of approximately $2.9 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
In connection with the issuance of the $250 million 10-year senior notes in January 2003, the Company settled a forward starting interest rate swap at a loss of $32.5 million. The loss is being amortized to interest expense over a 10-year period, which corresponds to the term of the related debt. The related interest expense recognized for the three-month and six-month periods ended July 2, 2005 was $.6 million and $1.3 million, respectively. The related interest expense recognized for the three-month and six-month periods ended June 24, 2004 was $.6 million and $1.2 million, respectively. The amortization of this loss is expected to be approximately $2.8 million for the next 12 months, which is part of the reclassification described above.

Note 6. Pensions and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

Pension Benefits	Three Months Ended				Six Months Ended
	July 2, 2005		June 26, 2004		July 2, 2005		June 26, 2004
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$4.7	$3.1	$4.2	$2.6	$9.9	$6.2	$8.3	$5.1
Interest cost	6.9	5.0	6.4	4.7	13.8	10.0	12.7	9.2
Expected return on plan assets	(11.1)	(5.6)	(10.9)	(5.2)	(21.8)	(11.2)	(21.2)	(10.4)
Recognized net actuarial loss	1.3	1.0	.9	.6	2.6	2.0	1.6	1.2
Amortization of prior service cost	.4	.2	–	–	.9	.3	–	.1
Amortization of transition obligation or asset	–	(.4)	(.1)	(.3)	(.1)	(.7)	(.2)	(.6)

Net periodic benefit cost	$2.2	$3.3	$.5	$2.4	$5.3	$6.6	$1.2	$4.6

Postretirement Health
Benefits	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Components of net periodic benefit cost:
Service cost	$.5	$.3	$.9	$.8
Interest cost	.6	.5	1.2	1.1
Recognized net actuarial loss	.5	.1	.7	.4
Amortization of prior service cost	(.3)	(.2)	(.5)	(.4)

Net periodic benefit cost	$1.3	$.7	$2.3	$1.9

The Company contributed $25.3 million and $25.7 million to its U.S. pension plans during the three and six months ended July 2, 2005, respectively. The Company expects to contribute an additional $1.1 million to its U.S pension plans for the remainder of 2005, totaling $26.8 million for the full year 2005 compared to $26.6 million for the full year 2004. Additionally, the Company contributed $1 million and $2 million to its postretirement health benefit plans during the three and six months ended July 2, 2005, respectively. For the remainder of 2005, the Company expects to contribute an additional $1.3 million to its postretirement health benefit plans.
The Company contributed $2.6 million and $5.1 million to its international pension plans for the three and six months ended July 2, 2005, respectively. For the remainder of 2005, the Company expects to contribute an additional $1.8 million to its international pension plans.
Note 7. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $50.9 million and $74.9 million for the three and six months ended July 2, 2005, respectively and $55.7 million and $115.3 million for the three and six months ended June 26, 2004, respectively.
The components of accumulated other comprehensive loss at the end of the following periods were:

(In millions)	July 2, 2005	January 1, 2005

Foreign currency translation adjustment	$52.4	$127.2
Minimum pension liability	(110.9)	(110.9)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(16.4)	(19.0)

Total accumulated other comprehensive loss	$(74.9)	$(2.7)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, was as follows:

(In millions)	July 2, 2005

Beginning accumulated derivative loss	$(19.0)
Net loss reclassified to earnings	3.6
Net change in the revaluation of hedging transactions	(1.0)

Ending accumulated derivative loss	$(16.4)

Note 8. Research and Development
Research and development expense for the three and six months ended July 2, 2005 was $20.4 million and $43.6 million, respectively. For the three and six months ended June 26, 2004, research and development expense was $21.5 million and $39.9 million, respectively.
Note 9. Components of Other Income and Expense
In the second quarter of 2005, the Company recorded a pretax charge of $2.1 million relating to asset impairments ($1.4 million) and restructuring costs ($.7 million). The asset impairment charges represented impairment of a building for $.7 million in other specialty converting businesses and write-off of machinery and equipment for $.7 million in the Pressure-sensitive Materials segment. Asset impairments were based on market value for similar assets.
In the first quarter of 2005, the Company recorded a pretax charge of $6.7 million relating to restructuring costs and asset impairment charges, partially offset by a gain on sale of assets of $3.4 million. The charge included severance and related costs of $4 million related to the elimination of approximately 170 positions in the Office and Consumer Products segment as a result of the Company’s closure of the Gainesville, Georgia label converting plant. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At July 2, 2005, $1.9 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet), and approximately 105 employees had left the Company. The remaining employees impacted by these actions are expected to leave the Company by mid-2006 and final payments to the terminated employees will be made during 2006. Also included in the charge was $2.7 million related to impairment of buildings and land in the Pressure-sensitive Materials segment. Asset impairments were based on the market value of the assets.
In the second quarter of 2004, the Company recorded a pretax charge of $13.8 million relating to restructuring costs, asset impairments and planned disposition of property, plant and equipment, and lease cancellation costs primarily associated with the completion of the Company’s integration of the Jackstädt GmbH (“Jackstädt”) acquisition in the Company’s Pressure-sensitive Materials segment, as well as cost reduction actions in the Office and Consumer Products and Retail Information Services segments. The charge included severance and related costs of $7.7 million ($7 million for approximately 175 positions in the Pressure-sensitive Materials segment, $.5 million for approximately 5 positions in the Office and Consumer Products segment and $.2 million for approximately 15 positions in the Retail Information Services segment), which represent cash paid or to be paid to employees terminated under these actions. At July 2, 2005, $.4 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet) for approximately 5 employees in the Pressure-sensitive Materials segment. The remaining employees impacted by these actions are expected to leave the Company in 2005 and final payments to the terminated employees will be made during 2005.
In the first quarter of 2004, the Company recorded a pretax charge of $21.4 million relating to restructuring costs and asset impairment charges as part of the Company’s integration of the Jackstädt acquisition in the Company’s Pressure-sensitive Materials segment. The charge included severance and related costs of $15.9 million, which represent cash paid or to be paid to employees terminated under these actions, involving the elimination of approximately 210 positions. All employees impacted by these actions had left the Company in 2004 and final payments will be made in 2005. At July 2, 2005, $1.7 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet). Also included in the charge was $2.9 million related to impairment of software and $2.6 million related to impairment and planned disposition of machinery and equipment. Asset impairments were based on the market value for similar assets.

In the fourth quarter of 2003, the Company recorded a pretax charge of $34.3 million relating to integration actions and productivity improvement initiatives, as well as net losses associated with several product line divestitures. The charge included severance and related costs of $22 million related to the elimination of approximately 530 positions worldwide ($10.3 million for approximately 180 positions in the Pressure-sensitive Materials segment, $8.7 million for approximately 255 positions in the Office and Consumer Products segment, $2.6 million for approximately 80 employees in the Retail Information Services segment and $.4 million for approximately 15 positions at Corporate). Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At July 2, 2005, $1.1 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet) for approximately 30 employees in the Pressure-sensitive Materials segment. The remaining employees impacted by these actions are expected to leave the Company in 2005 and final payments to the terminated employees will be made in 2006.
The Company expects to pay lease cancellation costs from previous cost reduction actions through 2011. The table below details lease cancellation cost activities:

(In millions)	Total

Balance as of December 27, 2003	$3.1
Additional accrual	.2
Cancellation costs paid	(1.8)

Balance as of January 1, 2005	1.5
Additional accrual	-
Cancellation costs paid	-

Balance as of July 2, 2005	$1.5

Note 10. Foreign Currency
Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies decreased net income by $.3 million and $2.6 million during the three and six months ended July 2, 2005 respectively. For the three and six months ended June 26, 2004 these transactions resulted in losses of $2.5 million and $3.5 million, respectively. Operations in hyperinflationary economies consist of the Company’s operations in Turkey and the Dominican Republic, for which the translation gains and losses are included in net income.
Note 11. Taxes Based on Income
The effective tax rate was 22.7 percent for the second quarter of 2005 and 24 percent for the first six months of 2005 compared to 25.1 percent for the full year 2004. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35 percent, due to the Company’s growth outside the U.S. where the statutory tax rates are generally lower. U.S. taxes are not provided for such foreign earnings as they are reinvested indefinitely outside the U.S.
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
The Company is assessing the implications of the various applicable provisions of the American Jobs Creation Act of 2004, and continues to consider a provision for a one-time repatriation of accumulated foreign earnings before year-end. Up to $400 million is being considered for possible repatriation. The Company’s estimate of tax liability on this repatriation is up to $20 million.

Note 12. Net Income Per Share
Net income per common share amounts were computed as follows:

		Three Months Ended		Six Months Ended
(In millions, except per share amounts)		July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

(A)	Net income available to common shareholders	$89.4	$68.5	$147.1	$121.1

(B)	Weighted-average number of common shares outstanding	100.2	99.9	100.2	99.8
	Additional common shares issuable under employee stock options using the treasury stock method, contingently issuable shares under an acquisition agreement and nonvested shares under employee agreement	.4	.6	.4	.6

(C)	Weighted-average number of common shares outstanding assuming the exercise of stock options, contingently issuable shares under an acquisition agreement and vesting of shares under employee agreement	100.6	100.5	100.6	100.4

Net income per common share (A) ÷ (B)		$.89	$.69	$1.47	$1.21

Net income per common share, assuming dilution (A) ÷ (C)		$.89	$.68	$1.46	$1.21

Certain employee stock options were not included in the computation of net income per common share, assuming dilution, because these options would not have had a dilutive effect. The number of stock options excluded from the computation was 7.1 million and 4.4 million for the three and six months ended July 2, 2005, respectively, and 1.4 million for both the three and six months ended June 26, 2004.
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
In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net income, as reported	$89.4	$68.5	$147.1	$121.1
Compensation expense, net of tax	(4.6)	(4.5)	(8.7)	(8.7)

Net income, pro forma	$84.8	$64.0	$138.4	$112.4

Net income per share, as reported	$.89	$.69	$1.47	$1.21
Net income per share, assuming dilution, as reported	.89	.68	1.46	1.21

Pro forma net income per share	$.84	$.64	$1.38	$1.13
Pro forma net income per share, assuming dilution	.84	.64	1.37	1.12

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
On June 8, 2004, Pamco Tape & Label filed in the Superior Court for the County of San Francisco, California, a purported class action on behalf of direct purchasers in California of self-adhesive label stock, against the Company, Bemis, UPM and Raflatac, seeking actual damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Pamco voluntarily dismissed its complaint without prejudice on May 18, 2005.
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
On May 18, 2005, Ronald E. Dancer filed a purported class action in the United States District Court for the Central District of California against the Company, Mr. Neal, Karyn Rodriguez (VP and Treasurer) and James Bochinski (VP, Compensation and Benefits), for alleged breaches of fiduciary duty under ERISA to the Company’s Employee Savings Plan and Plan participants. The plaintiff alleges, among other things, that permitting investment in and retention of Company Common Stock under the Plan was imprudent because of alleged anticompetitive activities by the Company, and that failure to disclose such activities to the Plan and participants was unlawful. Plaintiff seeks an order compelling defendants to compensate the Plan for any losses and other relief. The parties have stipulated to transfer the case to the judge in the consolidated case, “In Re Avery Dennison Corporation Securities Litigation” referenced above. The Company intends to defend this matter vigorously.
The Board of Directors has created an ad hoc committee comprised of independent directors to oversee the foregoing matters.
The Company is unable to predict the effect of these matters at this time, although the effect could well be adverse and material.
Environmental
The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fifteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
Product warranty liabilities were as follows:

(In millions)	Total

Balance at December 27, 2003	$2.5
Accruals for warranties issued	2.1
Payments	(2.3)

Balance at January 1, 2005	2.3
Accruals for warranties issued	4.1
Payments	(3.0)

Balance at July 2, 2005	$3.4

Other
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.
The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At July 2, 2005, the Company had guaranteed approximately $20 million.
The Company guaranteed up to approximately $22 million of certain foreign subsidiaries’ obligations to their suppliers as of July 2, 2005.
In February 2003, the Company entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. Management does not expect the residual value of the equipment to be less than the amount guaranteed.
In connection with the L&E Packaging (“L&E”) acquisition, the Company issued 743,108 shares at $63.08 per share. In the event the value of the Company’s common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, the Company may be obligated to pay the difference in value, in the form of cash or common shares, to L&E, at the Company’s option. This agreement is reduced by any shares sold by L&E to third parties. As of July 2, 2005, L&E had sold 44,603 shares under this agreement.

Note 15. Segment Information
As described in the 2004 Annual Report on Form 10-K, the Company reorganized its reporting segments during the fourth quarter of 2004. Accordingly, the financial information presented below reflects restated information for 2004 for comparability.
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$805.7	$739.7	$1,594.6	$1,468.0
Office and Consumer Products	300.2	287.9	558.9	541.0
Retail Information Services	181.5	164.9	338.9	303.1
Other specialty converting businesses	131.2	131.5	272.5	258.6

Net sales to unaffiliated customers	$1,418.6	$1,324.0	$2,764.9	$2,570.7

Intersegment sales:
Pressure-sensitive Materials	$36.2	$38.4	$78.2	$79.6
Office and Consumer Products	.6	.5	1.1	1.1
Retail Information Services	2.7	2.5	4.6	4.0
Other specialty converting businesses	3.5	4.3	6.9	7.6
Eliminations	(43.0)	(45.7)	(90.8)	(92.3)

Intersegment sales	$-	$-	$-	$-

Income from operations before taxes: (1)
Pressure-sensitive Materials	$74.9	$50.7	$144.5	$88.4
Office and Consumer Products	49.5	40.2	77.2	77.4
Retail Information Services	18.8	16.4	24.6	25.4
Other specialty converting businesses	1.8	11.0	5.5	24.1
Corporate expenses	(13.6)	(15.5)	(27.9)	(25.1)
Interest expense	(15.8)	(14.1)	(30.3)	(29.0)

Income before taxes	$115.6	$88.7	$193.6	$161.2

(1)	Operating income for the second quarter of 2005 includes $2.1 of asset impairment charges and restructuring costs, of which the Pressure-sensitive Materials segment recorded $1.1, the Office and Consumer Products segment recorded $.3 and other specialty converting businesses recorded $.7.
Operating income for the second quarter of 2004 includes $13.8 of restructuring costs, asset impairment and lease cancellation charges, of which the Pressure-sensitive Materials segment recorded $13, the Office and Consumer Products segment recorded $.5 and the Retail Information Services segment recorded $.3.

Operating income for the first six months of 2005 includes $8.8 of restructuring costs and asset impairment charges, partially offset by gain on sale of assets of $(3.4), of which the Pressure-sensitive Materials segment recorded $.4, the Office and Consumer Products segment recorded $4.3 and other specialty converting businesses recorded $.7.
Operating income for the first six months of 2004 includes $35.2 of restructuring costs, asset impairment and lease cancellation charges, of which the Pressure-sensitive Materials segment recorded $34.4, the Office and Consumer Products segment recorded $.5 and the Retail Information Services segment recorded $.3.

See Note 9 “Components of Other Income and Expense,” for further information.

Note 16. Recent Accounting Requirements
In June 2005, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” was published and was effective for the reporting period after ratification. This Issue addresses the amortization period for leasehold improvements acquired in a business combination or placed in service after lease inception. The adoption of this Issue has not had a significant impact on the Company’s financial results of operations and financial position.
In June 2005, the consensus of EITF Issue No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements),” was published. This Issue addresses how an employer should account for the bonus feature and additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II Altersteilzeit (“ATZ”) arrangement, and the government subsidy under Type I and Type II ATZ arrangements. The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005. The Company will adopt this Issue when it becomes effective. The adoption of this Issue is not expected to have a significant impact on the Company’s financial results of operations and financial position.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement will be effective for fiscal years beginning after December 15, 2005. The Company will adopt this Statement when it becomes effective. The adoption of this Statement could have a significant impact on the Company’s financial results of operations and financial position, should there be a change in accounting principle once this Statement is implemented.
In April 2005, the Securities and Exchange Commission delayed the effective date of the reissued SFAS No. 123, “Share-Based Payment,” to the beginning of the first annual reporting period beginning after June 15, 2005. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company will adopt this Statement when it becomes effective. Based on current estimates, the after-tax impact of expensing stock options to diluted earnings per share for the full year 2006 is expected to be in the range of $.15 per share to $.20 per share.
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
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision). This Staff Position provides accounting and disclosure guidance for the repatriation provision and was effective immediately. The Company is currently assessing the provisions related to a one-time repatriation of accumulated foreign earnings before year-end. Up to $400 million is being considered for possible repatriation. The Company’s estimate of tax liability on this repatriation is up to $20 million.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted this Statement in July 2005, as early application is allowed under the Statement. The adoption of this Statement is not expected to have a significant impact on the Company’s financial results of operations and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements and includes the following sections:

• Overview and Outlook	17
• Analysis of Results of Operations for the Second Quarter	20
• Results of Operations by Operating Segment for the Second Quarter	21
• Analysis of Results of Operations for the Six Months Year-to-Date	22
• Results of Operations by Operating Segment for the Six Months Year-to-Date	24
• Financial Condition	25
• Recent Accounting Requirements	29
• Safe Harbor Statement	29
OVERVIEW AND OUTLOOK
Our sales increased 8 percent for the first six months of 2005 to $2.76 billion compared to 2004. For the second quarter of 2005, our sales increased 7 percent compared to the same period in 2004. The increases in sales were due to the benefit of foreign currency translation, a positive impact of changes in pricing and product mix, modest growth in core unit volume, and incremental sales from 2004 acquisitions, net of product line divestitures. The improvement in pricing and product mix was primarily due to the impact of selling price increases implemented to offset higher raw material costs.
Core unit volume grew an estimated 2 percent in the first six months of 2005 compared to an estimated 8 percent for the full year 2004. Core unit volume growth was an estimated 1 percent for the second quarter of 2005 compared to an estimated 2 percent for the first quarter of 2005. (Core unit volume growth is a measure of sales performance that excludes the estimated impact of acquisitions, divestitures, changes in product mix and pricing, and currency translation. We use this measure to evaluate underlying demand for our products and services, and to assess changes in demand over time.) Growth in core unit volume was due to modest growth internationally, partially offset by a decline in North America across most of our businesses, which reflected a continuation of soft market conditions experienced in the latter part of the first quarter of 2005.
Net income increased $26 million or 21 percent in the first six months of 2005 compared to the first six months of 2004.
Positive factors affecting the change in net income included:
•	Higher sales

•	The impact of restructuring and asset impairment charges (approximately $35 million pretax) taken in 2004, related to the Jackstädt GmbH (“Jackstädt”) integration

•	Cost savings from productivity improvement initiatives, including the closure of two European plants in our Pressure-sensitive Materials segment during the first six months of 2004 and actions taken in the second quarter of 2005, including the ongoing migration of production to lower cost facilities by our Retail Information Services segment

•	The benefit of cost management controls implemented in the second quarter of 2005

•	The benefit of foreign currency translation
Negative factors affecting the change in net income included:
•	Incremental spending on growth initiatives, including the development of our radio frequency identification (“RFID”) business

•	Write-off of inventories, primarily related to a product launch in our Office and Consumer Products segment

•	Higher pension and medical costs and higher reserves for bad debt

•	Restructuring and asset impairment charges net of gain on sale of assets in 2005 ($5.4 million pretax), as well as transition costs associated with a plant closure
Summary Results by Operating Segment
Pressure-sensitive Materials (58 percent of net sales)
Our Pressure-sensitive Materials segment reported a 9 percent increase in sales in both the second quarter and first six months of 2005 compared to the same periods in 2004. Approximately 55 percent of the incremental year-to-date sales was due to the positive impact of changes in pricing and product mix and an increase in core unit volume. The positive impact of pricing and product mix reflected increased selling prices implemented to offset higher raw material costs. Core unit volume grew internationally, but was partially offset by a decline in North America, reflecting both share loss and weak market conditions. The remaining 45 percent of the sales increase was due to the favorable impact of foreign currency translation.

Operating income (operating income refers to income before interest and taxes) for this segment increased $56 million or 63 percent in the first six months of 2005 compared to the same period in 2004. Operating income for this segment in 2005 included pretax asset impairment and restructuring charges of $3.8 million, partially offset by a pretax gain of $3.4 million from the sale of assets, compared to pretax charges of $34.4 million in the first six months of 2004, related to restructuring costs and asset impairment charges associated with the Jackstädt integration. The segment benefited from productivity improvement initiatives, including the closure of two European plants during the first six months of 2004. The impact of higher raw material costs was offset by selling price increases.
Office and Consumer Products (20 percent of net sales)
Our Office and Consumer Products segment reported a 4 percent and 3 percent increase in sales in the second quarter and first six months of 2005, respectively, compared to the same periods in 2004, reflecting the positive impact of selling price increases and a favorable impact of foreign currency translation. Core unit volume was comparable to the prior year. The segment benefited from an estimated $10 million in customer orders related to the back-to-school season shipped earlier than in the prior year. This benefit was offset by the negative impact of customers’ accelerated purchases in late 2004 in advance of selling price increases effective January 1, 2005, which decreased sales in 2005 as customers depleted related inventories.
Operating income for the Office and Consumer Products segment was comparable in the first six months of 2005 to the same period in 2004, due to the benefit of selling price increases effective January 1, 2005 that have offset the cumulative effect of raw material cost increases incurred over the past 15 months and the benefit of productivity initiatives, offset by the write-off of inventories, primarily related to a product launch. Operating income for this segment also included a pretax charge of approximately $4.3 million in 2005 for severance and restructuring costs and approximately $2 million of transition costs associated with plant closures.
Retail Information Services (12 percent of net sales)
Our Retail Information Services segment reported 10 percent and 12 percent increases in sales in the second quarter and first six months of 2005, respectively, compared to the same periods in 2004. Approximately 50 percent of the incremental year-to-date sales was due to core unit volume growth, reflecting continued growth of the business in Asia and Latin America. The balance of the growth in this segment reflected incremental sales from small acquisitions made during 2004 and the favorable impact of foreign currency translation.
Operating income for this segment decreased $1 million or 3 percent in the first six months of 2005, which reflected higher operating expenses, partially related to growth initiatives. This higher spending was partially offset by unit volume growth and the benefit of productivity improvement actions in the second quarter, including the ongoing migration of production from Hong Kong to lower cost facilities in mainland China.
Other specialty converting businesses (10 percent of net sales)
Our other specialty converting businesses reported a 5 percent increase in sales in the first six months of 2005 compared to the same period in 2004, while the second quarter’s sales were flat compared to 2004. The year-to-date increase was due to core unit volume growth, as well as the favorable impact of foreign currency translation. Operating income for these businesses in the first six months of 2005 decreased $19 million or 77 percent reflecting costs related to the development of the RFID business and the impact of higher raw material costs partially offset by increased selling prices.
Cost Reduction Actions
We anticipate modest costs associated with restructuring actions in the third quarter of 2005, with the possibility of more significant actions in the fourth quarter of 2005.
During the first quarter of 2005, we announced the pending closure of our Gainesville, Georgia label converting plant. We recorded pretax charges of approximately $4 million for severance charges. Additionally, we incurred transition costs of approximately $2 million during the first six months of 2005.
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
See also Note 9 “Components of Other Income and Expense,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Operating Expenses, Interest and Taxes
Marketing, general and administrative expenses as a percent of sales increased to 21.1 percent in the first six months of 2005 compared to 20.7 percent in the same period in 2004. Marketing, general and administrative expenses increased approximately $53 million due to:

•	Additional spending on long-term growth initiatives, including the development of our RFID business

•	Higher spending associated with increased sales, including the impact of the 2004 acquisitions

•	The impact of foreign currency translation

•	Other costs, including higher pension and medical expenses and higher reserves for bad debt
Cost increases were partially offset by the benefit from productivity improvement and cost reduction actions.
Interest expense was $30.3 million for the first six months of 2005 compared to $29 million for the same period of 2004.
The effective tax rate was 24 percent for the first six months of 2005 compared to 25.1 percent for the full year 2004. The decrease from the first quarter 2005 effective tax rate of 26 percent was due to changes in the geographic mix of income and other factors. In 2004, the effective tax rate was favorably impacted by a foreign tax audit settlement, which resulted in a one-time reduction of tax expense.
Free Cash Flow
Free cash flow for the first six months of 2005 decreased $92 million to $11 million compared to $103 million in the same period of 2004, due to net changes in assets and liabilities. These changes were primarily due to the timing of accounts payable and accrued liabilities payments (which benefited the fourth quarter of 2004), increased accounts receivable resulting from higher sales, the timing of cash contributions to increase funding of our pension plans, and payments of severance related to restructuring accruals. See “Liquidity” below for more information. Free cash flow refers to cash flow from operating activities less spending on property, plant and equipment. Management utilizes free cash flow as a measurement tool to assess the cash flow available for other corporate purposes, such as dividends, debt service and share repurchase.

	Six Months Ended
(In millions)	July 2, 2005	June 26, 2004

Net cash provided by operating activities	$88.1	$180.3
Purchase of property, plant and equipment	(76.8)	(77.2)

Free cash flow	$11.3	$103.1

Industry Investigations
In April 2003, we were notified by the U.S. Department of Justice (“DOJ”) that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. In May 2004, the European Commission (“EC”) initiated inspections and obtained documents from our pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations. We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported class actions in the U.S. seeking damages and other relief for alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices. We have discovered instances of improper conduct by certain employees in our European operations that constituted an infringement of EC competition law. Accordingly, we expect that the EC will impose a fine on us when its investigation is completed. We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 14 “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
Outlook
For 2005, we expect that core unit volume growth will be flat to slightly positive for the full year compared to the previous year, subject to changes in global economic and market conditions. This expectation assumes a continuation of the weak demand experienced in the first half of the year, combined with difficult year-on-year comparisons against strong results for the fourth quarter of 2004, including the benefit from an extra week in the 2004 fiscal year. We expect a modest benefit from foreign currency translation. Although we expect a positive impact from price and mix, the year-on-year impact of our price increases will decline over time because we began implementing these increases during the second quarter of 2004.
We assume stability in raw material costs in the second half of the year. For the full year, we anticipate that our selling price increases and ongoing productivity initiatives will offset higher raw material costs compared to the prior year.
We expect to benefit from our ongoing productivity initiatives, including Six Sigma, and cost reduction actions, offset by higher costs associated with our growth initiatives, including RFID. We expect increases in annual pension and medical costs to be in the range of $16 million to $17 million before taxes for 2005, due in part to an estimated increase of $12 million for pension and postretirement health benefits expense. Our estimate of pension expense will be impacted by changes in foreign currency translation.

We estimate that interest expense will be approximately $60 million for 2005, assuming the cost of expected interest rate increases will be partially offset by the impact of projected reductions in debt.
We anticipate that the annual effective tax rate will be approximately 24 percent for 2005, excluding the impact of possible repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004. However, the effective tax rate may have wide variances from quarter to quarter.
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
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

(In millions)	2005	2004

Net sales	$1,418.6	$1,324.0
Cost of products sold	992.6	933.4

Gross profit	426.0	390.6
Marketing, general and administrative expense	292.5	274.0
Interest expense	15.8	14.1
Other expense, net	2.1	13.8

Income before taxes	115.6	88.7
Taxes on income	26.2	20.2

Net income	$89.4	$68.5

Sales increased 7 percent to $1.42 billion in the second quarter of 2005 compared to $1.32 billion in the second quarter of 2004. The increase in sales in 2005 was a result of:
•	Favorable impact of foreign currency translation (approximately $41 million)

•	Positive impact of changes in pricing and product mix (estimated to be $30 million)

•	Modest core unit volume growth (estimated to be $13 million)

•	Incremental sales from 2004 acquisitions (approximately $8 million)
Modest growth in core unit volume reflected a continuation of the late first quarter slowdown experienced in most of our markets, particularly in the North American roll materials business. Volume growth declined in the U.S., despite the benefit of earlier shipments of products related to the back-to-school season, primarily due to weak market conditions and share loss in the roll materials business following our increases in selling prices to offset higher raw material costs. Volume growth in Europe benefited from both market growth as well as share gain, partially resulting from a paper industry strike in Finland that affected a competitor’s facility. While the emerging markets of Asia and Latin America continued to grow, the growth rates slowed in these markets compared to the prior year.
Gross profit margins for the second quarters of 2005 and 2004 were 30 percent and 29.5 percent, respectively. The increase in 2005 was due to the manufacturing consolidation in Europe resulting from the completion of the integration of the Jackstädt acquisition, as well as other productivity initiatives. These benefits were partially offset by spending related to our RFID business (approximately $3 million) and transition costs related to a plant closure (approximately $1 million).
Marketing, general and administrative expense as a percent of sales was 20.6 percent in the second quarter of 2005 and 20.7 percent in the second quarter of 2004. Expenses increased approximately $19 million due to:
•	The impact of foreign currency translation (approximately $7 million)

•	Higher spending associated with increased sales, including the impact of the 2004 acquisitions

•	Other costs, including higher pension and medical expenses of approximately $4 million

•	Additional spending on the development of our RFID business (approximately $2 million), as well as other long-term growth initiatives
These increases were partially offset by the benefit of cost management controls and productivity improvement activities.
We recorded pretax charges of $2.1 million in the second quarter of 2005 for asset impairment charges and severance costs associated with plant closures. In the second quarter of 2004, we recorded pretax charges totaling $13.8 million related to severance

($7.7 million) and asset impairment charges ($6.1 million) primarily related to the completion of the Jackstädt integration actions ($13.1 million). Refer to Note 9 “Components of Other Income and Expense,” to the Unaudited Condensed Consolidated Financial Statements for more information.
Interest expense was $15.8 million for the second quarter of 2005 compared to $14.1 million for the second quarter of 2004, primarily due to higher interest rates on short-term borrowings offset by a reduction in outstanding debt.
Income before taxes, as a percent of sales, was 8.1 percent in the second quarter of 2005 and 6.7 percent in the second quarter of 2004.
The effective tax rate was 22.7 percent in the second quarter of 2005 and 22.8 percent in the second quarter of 2004.
Net Income and Earnings Per Share

(In millions, except share amounts)	2005	2004

Net income	$89.4	$68.5
Net income per common share	.89	.69
Net income per common share, assuming dilution	.89	.68

Net income for the second quarter of 2005 increased 30.5 percent compared to the second quarter of 2004. Net income, as a percent of sales, was 6.3 percent and 5.2 percent in the second quarters of 2005 and 2004, respectively.
Net income per common share for the second quarter of 2005 increased 29 percent compared to the second quarter of 2004. Net income per common share, assuming dilution, for the second quarter of 2005 increased 30.9 percent compared to the second quarter of 2004.
RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE SECOND QUARTER
Pressure-sensitive Materials Segment:

(In millions)	2005	2004

Net sales including intersegment sales	$841.9	$778.1
Less intersegment sales	(36.2)	(38.4)

Net sales	$805.7	$739.7
Operating income	74.9	50.7

Our Pressure-sensitive Materials segment reported increased sales and operating income for the second quarter of 2005 compared to the second quarter of 2004. Sales increased approximately $66 million or 9 percent to $806 million due to higher sales in our roll materials business (approximately $59 million) and graphics and reflective business (approximately $3 million). The increase in sales reflected a positive contribution from pricing and product mix and modest unit volume growth. Included in these increases was the favorable impact of foreign currency translation (approximately $30 million). Operating income increased approximately $24 million or 48 percent.
Our roll materials business in Europe grew approximately 12 percent in local currency, as a result of volume growth in the emerging markets of Eastern Europe and accelerated market growth and share gain partially resulting from a paper industry strike in Finland that affected a competitor’s facility. Market growth and business expansion contributed to sales growth for the roll materials business in Asia of approximately 17 percent in local currency. In Latin America, market growth contributed to local currency sales growth in our roll materials business of approximately 7 percent. Partially offsetting these positive contributions, our North American roll materials business experienced a decline in sales of approximately 3 percent in local currency, resulting from a decline in volume which reflected weak market conditions and market share loss following our increases in selling prices to offset higher raw material costs.
Operating income reflected pretax charges related to asset impairment and restructuring of approximately $1.1 million in the second quarter of 2005 compared to approximately $13 million in the second quarter of 2004. The increase in operating income also reflected higher sales and cost savings from productivity improvement initiatives, including two plant closures related to the Jackstädt integration completed during the first half of 2004. The impact of higher raw material costs was offset by selling price increases.
Office and Consumer Products Segment:

(In millions)	2005	2004

Net sales including intersegment sales	$300.8	$288.4
Less intersegment sales	(.6)	(.5)

Net sales	$300.2	$287.9
Operating income	49.5	40.2

Our Office and Consumer Products segment reported increased sales and operating income for the second quarter of 2005 compared to the second quarter of 2004. Sales increased approximately $12 million or 4 percent to approximately $300 million, due to the positive impact of selling price increases and the favorable impact of foreign currency translation (approximately $5 million). Additionally, an estimated $10 million in customer orders related to the back-to-school season were shipped earlier than in the prior year.
Operating income increased approximately $9 million or 23 percent, due to higher sales and productivity improvement activities. Selling price increases effective January 1, 2005 have offset the cumulative effect of raw material inflation incurred over the past 15 months. Operating income for this segment also included approximately $1 million related to transition costs associated with the Gainesville, Georgia plant closure.
Retail Information Services Segment:

(In millions)	2005	2004

Net sales including intersegment sales	$184.2	$167.4
Less intersegment sales	(2.7)	(2.5)

Net sales	$181.5	$164.9
Operating income	18.8	16.4

Our Retail Information Services segment reported increased sales and operating income for the second quarter of 2005 compared to the second quarter of 2004. Sales increased approximately $17 million or 10 percent to approximately $182 million due to the impact of the 2004 acquisitions (approximately $8 million) and core unit volume growth. Included in this increase was the favorable impact of foreign currency translation (approximately $3 million). Volume growth reflected continued growth in Asia and Latin America. Although these regions continue to grow, the growth rates have slowed in comparison to the prior year.
Operating income for this segment increased approximately $2 million or 15 percent due to higher sales and the benefit of productivity improvement initiatives, including ongoing migration of production from Hong Kong to lower cost facilities in mainland China, offset by higher costs associated with growth initiatives.
Other specialty converting businesses:

(In millions)	2005	2004

Net sales including intersegment sales	$134.7	$135.8
Less intersegment sales	(3.5)	(4.3)

Net sales	$131.2	$131.5
Operating income	1.8	11.0

Net sales for the other specialty converting businesses was flat, while operating income for these businesses decreased in the second quarter of 2005 compared to the second quarter of 2004. Sales included the favorable impact of foreign currency translation (approximately $3 million). Operating income decreased approximately $9 million or 84 percent. Operating income reflected higher spending related to the development of the RFID business (approximately $5 million) and a pretax charge of $.7 million related to asset impairments.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

(In millions)	2005	2004

Net sales	$2,764.9	$2,570.7
Cost of products sold	1,951.1	1,813.6

Gross profit	813.8	757.1
Marketing, general and administrative expense	584.5	531.7
Interest expense	30.3	29.0
Other expense, net	5.4	35.2

Income before taxes	193.6	161.2
Taxes on income	46.5	40.1

Net income	$147.1	$121.1

Sales increased 7.6 percent to $2.76 billion in the first six months of 2005 compared to $2.57 billion in the same period of 2004. The increase in sales in 2005 was a result of:
•	Favorable impact of foreign currency translation (approximately $75 million)

•	Positive impact of changes in pricing and product mix (estimated to be $60 million)

•	Modest core unit volume growth (estimated to be $40 million)

•	Incremental sales from 2004 acquisitions, net of product line divestitures (net impact of approximately $14 million)
Core unit volume reflected moderate growth internationally, partially offset by a decline in North America across most of our businesses. Overall volume growth declined in the U.S. primarily due to weak market conditions and share loss in the roll materials business following our increases in selling prices to offset higher raw material costs, as well as the impact of office products customers’ accelerated purchases in late 2004 in advance of selling price increases effective January 1, 2005 (which decreased sales in 2005 as customers depleted their related inventories). The impact of these factors was partially offset by earlier shipments of products related to the back-to-school season compared to the prior year. Volume growth in Europe benefited from both market growth as well as share gain, partially resulting from a paper industry strike in Finland that affected a competitor’s facility. While the emerging markets of Asia and Latin America continued to grow, the growth rates slowed in these markets compared to the prior year.
Gross profit margins for the first six months of 2005 and 2004 were 29.4 percent and 29.5 percent, respectively. The factors affecting 2005 included:
•	Write-off of inventories, primarily related to a product launch (approximately $7 million)

•	Spending related to our RFID business (approximately $6 million)

•	Transition costs related to a plant closure (approximately $2 million)

•	The benefit of our ongoing initiatives for margin improvement, including the completion of the integration of the Jackstädt business
Marketing, general and administrative expense as a percent of sales was 21.1 percent in the first six months of 2005 and 20.7 percent in the first six months of 2004. These results reflect the benefit of cost management controls in the second quarter of 2005, offset by higher costs in the first quarter related to growth initiatives and other factors. Expenses increased approximately $53 million due to:
•	The impact of foreign currency translation (approximately $12 million)

•	Additional spending on the development of our RFID business (approximately $5 million), as well as other long-term growth initiatives

•	Higher spending associated with increased sales, including the impact of the 2004 acquisitions

•	Other costs, including higher pension and medical expenses and higher reserves for bad debt
These increases were partially offset by the benefit of productivity improvement and cost reduction efforts.
We recorded pretax charges of $4.6 million in the first six months of 2005 for severance costs related to plant closures. We also recorded asset impairment charges of $4.2 million, which were partially offset by a pretax gain on sale of assets of $3.4 million.
We recorded pretax charges totaling $35.2 million in the first six months of 2004 related to the completion of the Jackstädt integration actions. These charges consisted of approximately $23.6 million for severance and approximately $11.6 million asset impairment charges.
Refer to Note 9 “Components of Other Income and Expense,” to the unaudited Condensed Consolidated Financial Statements for more information.
Interest expense was $30.3 million for the first six months of 2005 compared to $29 million for the same period in 2004.
Income before taxes, as a percent of sales, was 7 percent in the first six months of 2005 and 6.3 percent in the first six months of 2004.
The year-to-date effective tax rate was 24 percent in 2005 compared to 25.1 percent for the full year of 2004. The decrease in the second quarter 2005 was due to changes in the geographic mix of income and other factors. In 2004, the effective tax rate was favorably impacted by a foreign tax audit settlement, which resulted in a one-time reduction of tax expense.
Net Income and Earnings Per Share

(In millions, except share amounts)	2005	2004

Net income	$147.1	$121.1
Net income per common share	1.47	1.21
Net income per common share, assuming dilution	1.46	1.21

Net income for the first six months of 2005 increased 21 percent compared to the same period in 2004. Net income, as a percent of sales, was 5.3 percent and 4.7 percent in the first six months of 2005 and 2004, respectively.
Net income per common share and net income per common share, assuming dilution, for the first six months of 2005 increased 21 percent compared to the same period in 2004.

RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment:

(In millions)	2005	2004

Net sales including intersegment sales	$1,672.8	$1,547.6
Less intersegment sales	(78.2)	(79.6)

Net sales	$1,594.6	$1,468.0
Operating income	144.5	88.4

Our Pressure-sensitive Materials segment reported increased sales and operating income for the first six months of 2005 compared to the same period in 2004. Sales increased approximately $127 million or 9 percent to $1.59 billion due to higher sales in our roll materials business (approximately $114 million) and graphics and reflective business (approximately $9 million). The increase in sales reflected a positive contribution from pricing and product mix and modest unit volume growth. Included in these increases was the favorable impact of foreign currency translation (approximately $55 million). Operating income increased approximately $56 million or 63 percent.
Our North American roll materials business experienced sales growth of approximately 1 percent, resulting from selling price increases, partially offset by a decline in volume reflecting soft market conditions and market share loss following our increases in selling prices to offset higher raw material costs. In Europe, volume growth in the emerging markets of Eastern Europe and market share gain in Western Europe contributed to sales growth of approximately 8 percent in local currency for the roll materials business. Market growth contributed to sales growth for the roll materials business in Asia of approximately 22 percent in local currency. In Latin America, market growth contributed to local currency sales growth in our roll materials business of approximately 7 percent.
Operating income reflected pretax asset impairment and restructuring charges of $3.8 million, partially offset by a pretax gain of $3.4 million from the sale of assets, compared to pretax charges of $34.4 million in the first six months of 2004 for restructuring and asset impairment charges. The increase in operating income also reflected higher sales and cost savings from productivity improvement initiatives, including two European plant closures related to the Jackstädt integration completed during the first half of 2004. The impact of higher raw material costs was offset by selling price increases.
Office and Consumer Products Segment:

(In millions)	2005	2004

Net sales including intersegment sales	$560.0	$542.1
Less intersegment sales	(1.1)	(1.1)

Net sales	$558.9	$541.0
Operating income	77.2	77.4

Our Office and Consumer Products segment reported increased sales for the first six months of 2005 compared to the same period in 2004. Sales increased approximately $18 million or 3 percent to approximately $559 million due to the positive impact of selling price increases and favorable impact of foreign currency translation (approximately $10 million). Additionally, an estimated $10 million in customer orders related to the back-to-school season were shipped earlier than in the prior year. Offsetting this timing benefit, this segment’s sales reflected the impact of customers’ accelerated purchases in late 2004, in advance of selling price increases effective January 1, 2005, which decreased sales in 2005 as customers depleted related inventories.
Operating income was comparable to the same period in the prior year. Operating income in 2005 reflected the benefit of productivity improvement initiatives and higher sales, partially offset by the write-off of inventories (approximately $7 million), primarily related to a product launch. Selling price increases effective January 1, 2005 have offset the cumulative effect of raw material inflation incurred over the past 15 months. Operating income for this segment also included a pretax charge of approximately $4.3 million in 2005 related to severance costs and approximately $2 million related to transition costs associated with plant closures.
Retail Information Services Segment:

(In millions)	2005	2004

Net sales including intersegment sales	$343.5	$307.1
Less intersegment sales	(4.6)	(4.0)

Net sales	$338.9	$303.1
Operating income	24.6	25.4

Our Retail Information Services segment reported increased sales and decreased operating income for the first six months of 2005 compared to the same period in 2004. Sales increased approximately $36 million or 12 percent to approximately $339 million due to core unit volume growth and the impact of the 2004 acquisitions, partially offset by a small product line divestiture (net impact of approximately $14 million). Included in this increase was the favorable impact of foreign currency translation (approximately $5 million). Volume growth reflected continued growth of the business in Asia and Latin America.
Operating income for this segment decreased approximately $1 million or 3 percent due to higher operating expenses, partially related to growth initiatives. This higher spending was partially offset by higher sales and the benefit of productivity improvement actions, including the ongoing migration of production from Hong Kong to lower cost facilities in mainland China.
Other specialty converting businesses:

(In millions)	2005	2004

Net sales including intersegment sales	$279.4	$266.2
Less intersegment sales	(6.9)	(7.6)

Net sales	$272.5	$258.6
Operating income	5.5	24.1

Other specialty converting businesses reported increased sales and decreased operating income for the first six months of 2005 compared to the same period in 2004. Sales increased approximately $14 million or 5 percent to approximately $272 million due to core unit volume growth in these businesses. Included in this increase was the favorable impact of foreign currency translation (approximately $5 million). Operating income decreased approximately $19 million or 77 percent. Operating income reflected costs related to the development of the RFID business (approximately $11 million) and the impact of higher raw material costs partially offset by selling price increases. Operating income for these businesses also reflected a pretax charge of approximately $1 million related to asset impairments.
FINANCIAL CONDITION
LIQUIDITY
Cash Flow Provided by Operating Activities

(In millions)	2005	2004

Net income	$147.1	$121.1
Depreciation and amortization	100.2	92.6
Deferred taxes	(1.2)	10.2
Asset impairment and net (gain) loss on sale of assets	2.5	11.4
Other noncash items, net	(4.6)	(3.3)
Changes in assets and liabilities, net of effect of business acquisitions and divestitures	(155.9)	(51.7)

Net cash provided by operating activities	$88.1	$180.3

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation and the impact of acquisitions and divestitures and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).
2005
Cash flow used in operating activities for the first six months of 2005 was due to higher net income, offset by the negative impact of changes in working capital as follows:
Uses of cash
•	Accounts receivable reflected higher sales, partially offset by a decrease in the average number of days sales outstanding from 59.7 in the first six months of 2004 to 57 in the first six months of 2005

•	Inventory reflected seasonal inventory build and growth in the emerging markets of Asia, Latin America and Eastern Europe

•	Accounts payable and accrued liabilities reflected the timing of payments that benefited the fourth quarter of 2004

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $33 million to our pension and postretirement health benefit plans during 2005

2004
Cash flow used in operating activities for the first six months of 2004 was negatively impacted by changes in working capital as follows:
Uses of cash
•	Accounts receivable reflected higher sales, partially offset by a decrease in the average number of days sales outstanding from 60.5 in the first six months of 2003 to 59.7 in the first six months of 2004

•	Inventory reflected seasonal inventory build and growth in the emerging markets of Asia, Latin America and Eastern Europe

•	Taxes on income reflected the timing of payments
Source of cash
•	Accounts payable and accrued liabilities reflected higher levels of inventory purchases
Cash Flow Used in Investing Activities
Net cash flow used in investing activities was $66.8 million in the first six months of 2005 compared to $87.3 million in the first six months of 2004.
Capital Spending
Cash used for capital expenditures in the first six months of 2005 was $76.8 million compared to $77.2 million in the first six months of 2004. We expect capital expenditures for 2005 to be approximately $200 million. Major projects in 2005 include investments for growth in Asia and Latin America, equipment and other investments for the RFID business, and both productivity and growth projects related to our North American roll materials operations, including additional capacity to meet the growing demand for beverage labels.
Expenditures related to capitalized software and other deferred charges were $10 million in the first six months of 2005 and $8.8 million in the first six months of 2004.
Proceeds from Sale of Assets
The proceeds received from the sale of assets increased to $16.5 million in the first six months of 2005 compared to $5.8 million in the first six months of 2004.
Cash Flow Used in Financing Activities
Net cash flow used in financing activities was $75.2 million in the first six months of 2005 compared to $94.6 million in the first six months of 2004.
Borrowings and Repayment of Debt
During the first six months of 2005, we repaid $73 million of medium-term notes, as well as $60 million of one-year callable commercial notes issued in January 2004. These payments were offset by new borrowings of approximately $131 million.
Shareholders’ Equity
We paid dividends of $83.9 million in the first six months of 2005 compared to $81.7 million in the first six months of 2004. Our dividend per share totaled $.76 in the first six months of 2005 compared to $.74 in the first six months of 2004. Additionally, net proceeds from the exercise of stock options were approximately $3 million in the first six months of 2005 compared to approximately $14 million in the first six months of 2004.
Effect of Foreign Currency Translation
International operations generate approximately 55 percent of our net sales. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. Foreign currency translation represented approximately $75 million of the change in sales between the six months ended July 2, 2005 and the same period in 2004 (approximately $.03 of the increase in our diluted earnings per share). Foreign currency translation represented approximately $41 million of the change in sales between the three months ended July 2, 2005 and the same period in 2004 (approximately $.02 of the increase in our diluted earnings per share). The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because our products are generally sourced in the currencies in which they are sold. As a result, the impact of foreign exchange rates on sales is matched with a partially offsetting impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income. To reduce our exposure to those expenses in foreign currencies that do not match the related sales, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.
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

Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill decreased approximately $31 million during the first six months of 2005 due to foreign currency translation (approximately $29 million) and purchase price allocation adjustments associated with the acquisition of Rinke Etiketten (“Rinke”) (approximately $3 million).
Other intangibles resulting from business acquisitions, net of accumulated amortization, decreased approximately $11 million during the first six months of 2005 due to foreign currency translation (approximately $7 million) and amortization expense (approximately $7 million), partially offset by purchase price allocation adjustments associated with the acquisition of Rinke (approximately $3 million).
Other assets decreased approximately $8 million during the first six months of 2005 due to amortization of software and other deferred charges (approximately $16 million), collection of loans receivable (approximately $10 million) and foreign currency translation (approximately $5 million), partially offset by an increase in the cash surrender value of corporate owned life insurance contracts (approximately $11 million) and purchases of software and other deferred charges (approximately $10 million).
Other Current Liabilities
Other current liabilities decreased approximately $57 million during the first six months of 2005 reflecting reduction in trade rebates (approximately $47 million) and accrued payroll and benefits (approximately $32 million). These decreases were partially offset by increases in other liabilities (approximately $24 million).
Other Shareholders’ Equity Accounts
The market value of shares held in the employee stock benefit trusts decreased by approximately $74 million during the first six months of 2005 due to changes in stock price. Additionally, shares issued under our stock and incentive plans for 2005 were valued at approximately $4 million.
Analysis of Selected Financial Ratios
We utilize certain financial ratios to assess our financial condition and operating performance, as discussed in detail below.
Working Capital Ratio
Working capital (current assets minus current liabilities), as a percent of annualized sales, was 4.2 percent for the first six months of 2005 compared to (.7) percent for the first six months of 2004, due to a decrease in short-term debt and the current portion of long-term debt. Working capital from operations, as a percent of annualized sales (which is a non-GAAP measure), was 7.5 percent for the first six months of 2005 compared to 8 percent for the first six month of 2004, as shown below. We utilize the working capital from operations ratio as a measurement tool to assess our working capital requirements, because it excludes the impact of fluctuations due to our financing activities. The timing of financing activities is not necessarily related to our current operations and would tend to distort the working capital ratio from period to period. Our objective is to minimize our investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.
Working capital from operations consists of:

	Six Months Ended
(In millions)	July 2, 2005	June 26, 2004

(A) Working capital (current assets minus current liabilities)	$231.4	$(35.7)
Reconciling items:
Short-term and current portion of long-term debt	182.4	445.0

(B) Working capital from operations	$413.8	$409.3

(C) Annualized sales (Year-to-date sales multiplied by 2)	$5,529.8	$5,141.4

Working capital, as a percent of annualized sales (A) ÷ (C)	4.2%	(.7)%

Working capital from operations as a percent of annualized sales (B) ÷ (C)	7.5%	8.0%

The improvement in working capital from operations in the first six months of 2005, as a percent of sales, was primarily due to a reduction in the average number of days sales outstanding, partially offset by a decrease in inventory turnover.
Accounts Receivable Ratio
The average number of days sales outstanding in accounts receivable was 57 days for the first six months of 2005 compared to 59.7 days for the first six months of 2004 due to an improvement in collections. This ratio was calculated by using a two-quarter average accounts receivable balance divided by the average daily sales for the first six months of 2005.

Inventory Ratio
Inventory turnover decreased from 8.3 in the first six months of 2004 to 8.2 in the first six months of 2005. Inventory turnover was calculated by using the annualized cost of sales (cost of sales for the first six months of 2005 multiplied by 2) divided by a two-quarter average inventory balance for the first two quarters of 2005.
Debt Ratios
Our total debt to total capital ratio was 42.8 percent at July 2, 2005 compared to 47.7 percent at June 26, 2004. This decrease was due to higher equity and lower debt balances in the first six months of 2005 compared to the first six months of 2004.
Shareholders’ Equity Ratios
Our return on average shareholders’ equity was 19 percent for the first six months of 2005 compared to 18 percent in the first six months of 2004 due to higher net income, partially offset by higher equity balance. Return on average total capital was 12.4 percent in the first six months of 2005 compared to 11 percent in the first six months of 2004 primarily due to higher net income.
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
Capital from Debt
Our total debt decreased approximately $53 million in the first six months of 2005 to $1.16 billion compared to $1.21 billion at year-end 2004 reflecting the effect of foreign currency translation (approximately $31 million) and net payments of debt.
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
Our credit ratings as of July 2, 2005 were as follows:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service	A-2	A–	Negative
Moody’s Investor Service	P2	A3	Stable

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In April 2003, we were notified by the DOJ that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. In May 2004, the EC initiated inspections and obtained documents from our pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations. We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported class actions in the U.S. seeking damages and other relief for alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices. We have discovered instances of improper conduct by certain employees in our European operations that constituted an infringement of EC competition law. We accordingly expect that the EC will impose a fine on us when its investigation is completed. We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 14 “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
We have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fifteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at all such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
We and our subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, we believe that the resolution of these other matters will not materially affect our financial position.
We participate in receivable financing programs, both domestically and internationally, with several financial institutions whereby we may request advances from these financial institutions. At July 2, 2005, we guaranteed approximately $20 million of these advances.
In February 2003, we entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. We do not expect the residual value of the equipment to be less than the amount guaranteed.
We guaranteed up to approximately $22 million of certain of our foreign subsidiaries’ obligations to their suppliers as of July 2, 2005.
In connection with the L&E Packaging (“L&E”) acquisition, we issued 743,108 shares at $63.08 per share. In the event the value of our common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, we may be obligated to pay the difference in value, in the form of cash or common shares, to L&E at our option. This agreement is reduced by any shares sold by L&E to third parties. As of July 2, 2005, L&E had sold 44,603 shares under this agreement.
RECENT ACCOUNTING REQUIREMENTS
During the first six months of 2005, several accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”) and the SEC were issued. Refer to Note 16 “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.
SAFE HARBOR STATEMENT
The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results, performance or achievements of the Company expressed or implied by such forward-looking statements.
Certain of such risks and uncertainties are discussed in more detail in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, ability of the Company to achieve and sustain targeted cost reductions, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, projections related to estimated cost savings from productivity improvement actions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings, including the DOJ criminal investigation, as well as the EC and Canadian Department of Justice investigations, into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof (including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, as well as a likely fine by the EC in respect of certain employee misconduct in Europe), changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.
The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) potential adverse developments in legal proceedings and/or investigations regarding competitive activities; (2) the degree to which higher raw material costs can be passed on to customers through selling price increases (and previously implemented selling price increases can be sustained), without a significant loss of volume; (3) the impact of economic conditions on underlying demand for the Company’s products; and (4) ability of the Company to achieve and sustain targeted cost reductions.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fifteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
On June 8, 2004, Pamco Tape & Label filed in the Superior Court for the County of San Francisco, California, a purported class action on behalf of direct purchasers in California of self-adhesive label stock, against the Company, Bemis, UPM and Raflatac, seeking actual damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Pamco voluntarily dismissed its complaint without prejudice on May 18, 2005.
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
On May 18, 2005, Ronald E. Dancer filed a purported class action in the United States District Court for the Central District of California against the Company, Mr. Neal, Karyn Rodriguez (VP and Treasurer) and James Bochinski (VP, Compensation and Benefits), for alleged breaches of fiduciary duty under ERISA to the Company’s Employee Savings Plan and Plan participants. The Plaintiff alleges, among other things, that permitting investment in and retention of Company Common Stock under the Plan was imprudent because of alleged anticompetitive activities by the Company, and that failure to disclose such activities to the Plan and participants was unlawful. Plaintiff seeks an order compelling defendants to compensate the Plan for any losses and other relief. The parties have stipulated to transfer the case to the judge in the consolidated case, “In Re Avery Dennison Corporation Securities Litigation” referenced above. The Company intends to defend this matter vigorously.
The Board of Directors has created an ad hoc committee comprised of independent directors to oversee the foregoing matters.

The Company is unable to predict the effect of these matters at this time, although the effect could well be adverse and material.
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable

(b)	Not Applicable

(c)	During the period from 1990 through 1999, the Board of Directors authorized the repurchase of an aggregate 40.4 million shares of the Company’s outstanding common stock (the “Program”). The last Board of Directors’ authorization of 5 million shares occurred in October 1999 and has no expiration. The acquired shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. A total of 3.15 million shares remain available for purchase under the Program. Included in the total shares repurchased were 6,846 shares that were delivered (actually or constructively) to the Company by participants exercising stock options during the second quarter of 2005 under the Company’ stock option plans, in payment of the option exercise price and/or to satisfy withholding tax obligations.
          (Shares in thousands, except per share amounts)

			Remaining shares
			available for
	Total shares	Average price per	repurchases under
Period	repurchased	share	the Program

May 1, 2005 – May 28, 2005	6.8	$23.63	3,150.5

Quarterly total	6.8	$23.63	3,150.5

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Information related to this Item during the period is incorporated by reference to Part II, Item 4 in the Company’s Form 10-Q dated May 12, 2005.
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 10.19.7:	Amendment No. 1 to Employee Stock Option and Incentive Plan

Exhibit 12:	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1:	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
August 11, 2005