Form 10-Q
period 2005-10-01
AVERY DENNISON CORPORATION
filed 2005-11-10
CIK 8818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of $1 par value common stock outstanding as of October 28, 2005: 110,462,275

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2005 FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in millions)	October 1, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$75.5	$84.8
Trade accounts receivable, less allowances of $66.5 and $62.8 for 2005 and 2004, respectively	878.8	887.4
Inventories, net	439.9	433.2
Deferred taxes	16.8	31.9
Prepaid expenses and other current assets	103.8	105.1

Total current assets	1,514.8	1,542.4
Property, plant and equipment	2,675.0	2,719.7
Accumulated depreciation	1,377.8	1,338.7

Property, plant and equipment, net	1,297.2	1,381.0
Goodwill	724.5	757.0
Other intangibles resulting from business acquisitions, net	130.9	145.8
Other assets	567.6	573.1

	$4,235.0	$4,399.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$124.7	$204.5
Accounts payable	567.6	619.2
Other current liabilities	511.1	563.6

Total current liabilities	1,203.4	1,387.3
Long-term debt	973.8	1,007.2
Non-current deferred taxes and other long-term liabilities	453.5	456.1
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $1 par value, authorized - 400,000,000 shares at October 1, 2005 and January 1, 2005; issued - 124,126,624 shares at October 1, 2005 and January 1, 2005; outstanding - 100,241,155 shares and 100,113,127 shares at October 1, 2005 and January 1, 2005, respectively	124.1	124.1
Capital in excess of par value	696.9	766.1
Retained earnings	1,995.0	1,887.6
Cost of unallocated ESOP shares	(9.7)	(9.7)
Employee stock benefit trusts, 10,191,120 shares and 10,343,648 shares at October 1, 2005 and January 1, 2005, respectively	(533.0)	(619.1)
Treasury stock at cost, 13,664,349 shares and 13,669,849 at October 1, 2005 and January 1, 2005, respectively	(597.3)	(597.6)
Accumulated other comprehensive loss	(71.7)	(2.7)

Total shareholders’ equity	1,604.3	1,548.7

	$4,235.0	$4,399.3

See Notes to Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Net sales	$1,362.5	$1,336.2	$4,127.4	$3,906.9
Cost of products sold	966.5	946.8	2,917.6	2,760.4

Gross profit	396.0	389.4	1,209.8	1,146.5
Marketing, general and administrative expense	266.9	272.8	851.4	804.5
Interest expense	14.7	14.1	45.0	43.1
Other expense, net	1.3	—	6.7	35.2

Income before taxes	113.1	102.5	306.7	263.7
Taxes on income	26.9	27.5	73.4	67.6

Net income	$86.2	$75.0	$233.3	$196.1

Per share amounts:
Net income per common share	$.86	$.75	$2.33	$1.96

Net income per common share, assuming dilution	$.86	$.75	$2.32	$1.95

Dividends	$.38	$.37	$1.14	$1.11

Average shares outstanding:
Common shares	100.2	99.9	100.2	99.8
Common shares, assuming dilution	100.6	100.6	100.6	100.5

Common shares outstanding at period end	100.2	99.9	100.2	99.9

See Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	October 1, 2005	September 25, 2004
Operating Activities
Net income	$233.3	$196.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115.4	109.3
Amortization	34.1	29.8
Deferred taxes	19.7	8.8
Asset impairment and net loss (gain) on sale of assets	9.5	9.7
Other non-cash items, net	(7.9)	(2.4)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(115.6)	(18.6)

Net cash provided by operating activities	288.5	332.7

Investing Activities
Purchase of property, plant and equipment	(117.1)	(115.6)
Purchase of software and other deferred charges	(15.6)	(17.4)
Payments for acquisitions	(2.7)	(14.3)
Proceeds from sale of assets	20.3	8.2
Other	3.3	(6.9)

Net cash used in investing activities	(111.8)	(146.0)

Financing Activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(16.1)	32.0
Additional borrowings (maturities longer than 90 days)	76.2	302.6
Payments of debt (maturities longer than 90 days)	(137.5)	(385.0)
Dividends paid	(125.9)	(122.6)
Purchase of treasury stock	–	(.5)
Proceeds from exercise of stock options, net	4.8	14.9
Other	12.4	12.0

Net cash used in financing activities	(186.1)	(146.6)

Effect of foreign currency translation on cash balances	.1	.3

(Decrease) increase in cash and cash equivalents	(9.3)	40.4
Cash and cash equivalents, beginning of period	84.8	29.5

Cash and cash equivalents, end of period	$75.5	$69.9

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

The third quarters of 2005 and 2004 consisted of thirteen-week periods ending October 1, 2005 and September 25, 2004, respectively. The interim results of operations are not necessarily indicative of future financial results.

Note 2. Accounts Receivable

For the nine months ended October 1, 2005, the Company recorded expenses of $25.1 million related to the allowances for trade accounts receivable. For the full year of 2004, the Company recorded expenses of $30.7 million related to allowances for trade accounts receivable. The Company records these allowances based on estimates related to the following:

•	Customer specific allowances

•	Amounts based upon an aging schedule

•	Historical experience

Note 3. Inventories

Inventories consisted of:

(In millions)	October 1, 2005	January 1, 2005
Raw materials	$135.2	$140.3
Work-in-progress	94.7	95.1
Finished goods	227.1	212.7

Inventories at lower of FIFO cost or market (approximates replacement cost)	457.0	448.1
Less LIFO adjustment	(17.1)	(14.9)

	$439.9	$433.2

Note 4. Goodwill and Other Intangibles Resulting from Business Acquisitions

Changes in the net carrying amount of goodwill for the periods shown, by reportable segment and other businesses, are as follows:

(In millions)	Pressure- sensitive Materials	Office and Consumer Products	Retail Information Services	Other specialty converting businesses	Total
Balance as of December 27, 2003	$360.9	$160.5	$194.9	$.3	$716.6
Goodwill acquired during the period	—	—	13.2	—	13.2
Acquisition adjustments (1)	—	—	(5.3)	—	(5.3)
Translation adjustments	20.1	9.9	2.5	—	32.5

Balance as of January 1, 2005	381.0	170.4	205.3	.3	757.0
Goodwill acquired during the period	—	—	1.0	—	1.0
Acquisition adjustments (2)	—	—	(3.3)	—	(3.3)
Translation adjustments	(17.4)	(10.7)	(2.1)	—	(30.2)

Balance as of October 1, 2005	$363.6	$159.7	$200.9	$.3	$724.5

(1)	Acquisition adjustments in 2004 consisted of changes in goodwill for tax assessments associated with RVL Packaging, Inc. (“RVL”).

(2)	Acquisition adjustments in 2005 consisted of purchase price allocation of the 2004 acquisition of Rinke Etiketten (“Rinke”) and resolution of claims associated with RVL.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions at October 1, 2005 and January 1, 2005, which continue to be amortized:

	October 1, 2005			January 1, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets:
Tradenames and trademarks	$43.3	$27.4	$15.9	$45.7	$25.8	$19.9
Patented and other acquired technology	65.4	19.6	45.8	65.4	16.8	48.6
Customer relationships	86.6	18.2	68.4	92.7	16.6	76.1
Other intangibles	4.4	3.6	.8	4.6	3.4	1.2

Total	$199.7	$68.8	$130.9	$208.4	$62.6	$145.8

Amortization expense on other intangible assets resulting from business acquisitions was $3.4 million and $10.7 million for the three and nine months ended October 1, 2005, respectively, and $3.3 million and $10.3 million for the three and nine months ended September 25, 2004, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are twelve years for tradenames and trademarks, nineteen years for patented and other acquired technology, twenty-two years for customer relationships, seven years for other intangibles and nineteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and for each of the next four fiscal years is expected to be approximately $14 million, $13 million, $9 million, $8 million and $8 million, respectively.

Note 5. Financial Instruments

The Company enters into certain foreign exchange hedge contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the U.S. The Company enters into certain interest rate contracts to help manage its exposure to interest rate fluctuations. The Company also enters into certain natural gas futures contracts to hedge price fluctuations for a portion of its anticipated domestic purchases. The maximum length of time in which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is generally 12 months.

During the three and nine months ended October 1, 2005, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The reclassification from other comprehensive income to earnings for settlement or ineffectiveness was a net loss of $.4 million and $4 million during the three and nine months ended October 1, 2005, respectively. This reclassification was a net loss of $2.5 million and $5.1 million during the three and nine months ended September 25, 2004, respectively. A net gain of approximately $3.1 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.

In connection with the issuance of $250 million of 10-year senior notes in January 2003, the Company settled a forward starting interest rate swap at a loss of $32.5 million. The loss is being amortized to interest expense over a 10-year period, which corresponds to the term of the related debt. The related interest expense recognized for the three-month and nine-month periods ended October 1, 2005 was $.7 million and $2 million, respectively. The related interest expense recognized for the three-month and nine-month periods ended September 25, 2004 was $.7 million and $1.9 million, respectively. The amortization of this loss is expected to be approximately $2.8 million for the next 12 months, which is part of the reclassification described above.

Note 6. Pensions and Other Postretirement Benefits

The following table sets forth the components of net periodic benefit cost for the periods shown:

Pension Benefits

	Three Months Ended				Nine Months Ended
	October 1, 2005		September 25, 2004		October 1, 2005		September 25, 2004
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net periodic benefit cost:
Service cost	$4.7	$3.1	$4.2	$2.5	$14.6	$9.3	$12.5	$7.6
Interest cost	6.9	5.0	6.4	4.3	20.7	15.0	19.1	13.5
Expected return on plan assets	(11.1)	(5.6)	(10.6)	(5.1)	(32.9)	(16.8)	(31.8)	(15.5)
Recognized net actuarial loss	1.3	1.0	1.0	.6	3.9	3.0	2.6	1.8
Amortization of prior service cost	.5	.2	.1	.1	1.4	.5	.1	.2
Amortization of transition obligation or asset	(.1)	(.3)	(.2)	(.4)	(.2)	(1.0)	(.4)	(1.0)

Net periodic benefit cost	$2.2	$3.4	$.9	$2.0	$7.5	$10.0	$2.1	$6.6

Postretirement Health Benefits

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Components of net periodic benefit cost:
Service cost	$.4	$.3	$1.3	$1.1
Interest cost	.7	.6	1.9	1.7
Recognized net actuarial loss	.4	.1	1.1	.5
Amortization of prior service cost	(.2)	(.3)	(.7)	(.7)

Net periodic benefit cost	$1.3	$.7	$3.6	$2.6

The Company contributed $.4 million and $26.1 million to its U.S. pension plans during the three and nine months ended October 1, 2005, respectively. The Company expects to contribute an additional $.7 million to its U.S. pension plans for the remainder of 2005, totaling $26.8 million for the full year 2005 compared to $26.6 million for the full year 2004. Additionally, the Company contributed $1 million and $2.9 million to its postretirement health benefit plans during the three and nine months ended October 1, 2005, respectively. For the remainder of 2005, the Company expects to contribute an additional $.3 million to its postretirement health benefit plans.

The Company contributed $.8 million and $5.9 million to its international pension plans for the three and nine months ended October 1, 2005, respectively. For the remainder of 2005, the Company expects to contribute approximately $1 million to $2 million to its international pension plans.

Note 7. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $89.4 million and $164.3 million for the three and nine months ended October 1, 2005, respectively and $76.9 million and $192.2 million for the three and nine months ended September 25, 2004, respectively.

The components of accumulated other comprehensive loss at the end of the following periods were:

(In millions)	October 1, 2005	January 1, 2005
Foreign currency translation adjustment	$51.4	$127.2
Minimum pension liability	(110.9)	(110.9)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(12.2)	(19.0)

Total accumulated other comprehensive loss	$(71.7)	$(2.7)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, was as follows:

(In millions)	October 1, 2005
Beginning accumulated derivative loss	$(19.0)
Net loss reclassified to earnings	4.0
Net change in the revaluation of hedging transactions	2.8

Ending accumulated derivative loss	$(12.2)

Note 8. Research and Development

Research and development expense for the three and nine months ended October 1, 2005 was $20.3 million and $63.9 million, respectively. For the three and nine months ended September 25, 2004, research and development expense was $20.4 million and $60.3 million, respectively.

Note 9. Components of Other Income and Expense

In the third quarter of 2005, the Company recorded a pretax charge of $1.3 million relating to asset impairments. The asset impairment charges represented impairment of buildings and write-off of machinery and equipment ($1.2 million in the Pressure-sensitive Materials segment and $.1 million in other specialty converting businesses). Asset impairments were based on market value for similar assets.

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

In the first quarter of 2005, the Company recorded a pretax charge of $6.7 million relating to restructuring costs and asset impairment charges, partially offset by a gain on sale of assets of $3.4 million. The charge included severance and related costs of $4 million related to the elimination of approximately 170 positions in the Office and Consumer Products segment as a result of the Company’s closure of the Gainesville, Georgia label converting plant. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At October 1, 2005, $.8 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet) for approximately 5 employees. The remaining employees impacted by these actions are expected to leave the Company by mid-2006 and final payments to the terminated employees will be made during 2006. Also included in the charge was $2.7 million related to impairment of buildings and land in the Pressure-sensitive Materials segment. Asset impairments were based on the market value of the assets.

In the second quarter of 2004, the Company recorded a pretax charge of $13.8 million relating to restructuring costs, asset impairments and planned disposition of property, plant and equipment, and lease cancellation costs primarily associated with the completion of the Company’s integration of the Jackstädt GmbH (“Jackstädt”) acquisition in the Company’s Pressure-sensitive Materials segment, as well as cost reduction actions in the Office and Consumer Products and Retail Information Services segments. The charge included severance and related costs of $7.7 million ($7 million for approximately 175 positions in the Pressure-sensitive Materials segment, $.5 million for approximately 5 positions in the Office and Consumer Products segment and $.2 million for approximately 15 positions in the Retail Information Services segment), which represent cash paid or to be paid to employees terminated under these actions. At October 1, 2005, $.3 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet) in the Pressure-sensitive Materials segment and all employees impacted by these actions had left the Company. Final payments to the terminated employees will be made during 2005.

In the first quarter of 2004, the Company recorded a pretax charge of $21.4 million relating to restructuring costs and asset impairment charges as part of the Company’s integration of the Jackstädt acquisition in the Company’s Pressure-sensitive Materials segment. The charge included severance and related costs of $15.9 million, which represent cash paid or to be paid to employees terminated under these actions, involving the elimination of approximately 210 positions. All employees impacted by these actions had left the Company in 2004 and final payments will be made in 2005. At October 1, 2005, $1.2 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet). Also included in the charge was $2.9 million related to impairment of software and $2.6 million related to impairment and planned disposition of machinery and equipment. Asset impairments were based on the market value for similar assets.

In the fourth quarter of 2003, the Company recorded a pretax charge of $34.3 million relating to integration actions and productivity improvement initiatives, as well as net losses associated with several product line divestitures. The charge included severance and related costs of $22 million related to the elimination of approximately 530 positions worldwide ($10.3 million for approximately 180 positions in the Pressure-sensitive Materials segment, $8.7 million for approximately 255 positions in the Office and Consumer Products segment, $2.6 million for approximately 80 employees in the Retail Information Services segment and $.4 million for approximately 15 positions at Corporate). Severance and related costs represent cash paid or to be paid to employees terminated under these actions. At October 1, 2005, $1.1 million remained accrued for severance and related costs (included in “Other current liabilities” in the Condensed Consolidated Balance Sheet) for approximately 30 employees in the Pressure-sensitive Materials segment. The remaining employees impacted by these actions are expected to leave the Company in 2006 and final payments to the terminated employees will be made in 2006.

The Company expects to pay lease cancellation costs from previous cost reduction actions through 2011. The table below details lease cancellation cost activities:

(In millions)	Total
Balance as of December 27, 2003	$3.1
Additional accrual	.2
Cancellation costs paid	(1.8)

Balance as of January 1, 2005	1.5
Additional accrual	—
Cancellation costs paid	(.1)

Balance as of October 1, 2005	$1.4

Note 10. Foreign Currency

Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies increased net income by $.3 million during the three months ended October 1, 2005 and decreased net income by $2.3 million during the nine months ended October 1, 2005. For the three and nine months ended September 25, 2004 these transactions resulted in losses of $.9 million and $4.4 million, respectively. Operations in hyperinflationary economies consist of the Company’s operations in Turkey and the Dominican Republic, for which the translation gains and losses are included in net income.

Note 11. Taxes Based on Income

The effective tax rate was 23.8 percent for the third quarter of 2005 and 23.9 percent for the first nine months of 2005 compared to 25.1 percent for the full year 2004. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35 percent, due to the Company’s growth outside the U.S. where the statutory tax rates are generally lower. Included in the current quarter’s effective tax rate for 2005 is a one-time incremental expense of $13.6 million associated with the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004 and a $9 million benefit from favorable tax audit settlements in various taxing jurisdictions. Except for the one time repatriation of earnings provided for by the American Jobs Creation Act of 2004 (the “Jobs Act”), U.S. taxes are not provided for such foreign earnings as they are reinvested indefinitely outside the U.S.

The Jobs Act, enacted on October 22, 2004, provides for a temporary 85 percent dividends-received deduction on certain foreign earnings repatriated before December 31, 2005. The deduction results in an approximate 5.25 percent federal tax rate on the repatriated earnings. During the third quarter of 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate approximately $350 million of foreign earnings in fiscal 2005. The planned repatriation of earnings will take place in the fourth quarter of 2005.

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate.

Note 12. Net Income Per Share

Net income per common share amounts were computed as follows:

		Three Months Ended		Nine Months Ended
(In millions, except per share amounts)		October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
(A)	Net income available to common shareholders	$86.2	$75.0	$233.3	$196.1

(B)	Weighted-average number of common shares outstanding	100.2	99.9	100.2	99.8
	Additional common shares issuable under employee stock options using the treasury stock method, contingently issuable shares under an acquisition agreement and nonvested shares under employee agreement	.4	.7	.4	.7

(C)	Weighted-average number of common shares outstanding assuming the exercise of stock options, contingently issuable shares under an acquisition agreement and vesting of shares under employee agreement	100.6	100.6	100.6	100.5

Net income per common share (A) ÷ (B)		$.86	$.75	$2.33	$1.96

Net income per common share, assuming dilution (A) ÷ (C)		$.86	$.75	$2.32	$1.95

Certain employee stock options were not included in the computation of net income per common share, assuming dilution, because these options would not have had a dilutive effect. The number of stock options excluded from the computation was 7 million and 4.4 million for the three and nine months ended October 1, 2005, respectively, and 1.3 million and 1.4 million for the three and nine months ended September 25, 2004, respectively.

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

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Net income, as reported	$86.2	$75.0	$233.3	$196.1
Compensation expense, net of tax	(4.2)	(4.2)	(12.9)	(12.9)

Net income, pro forma	$82.0	$70.8	$220.4	$183.2

Net income per share, as reported	$.86	$.75	$2.33	$1.96
Net income per share, assuming dilution, as reported	.86	.75	2.32	1.95

Pro forma net income per share	$.82	$.71	$2.20	$1.84
Pro forma net income per share, assuming dilution	.82	.70	2.19	1.82

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

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (then CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the court appointed a lead plaintiff and approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The court has approved the parties’ stipulation to stay the consolidated actions. There has been no discovery and no trial date has been set. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed the Arizona complaint without prejudice on October 4, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Webtego on February 16, 2005, in the Court of Common Pleas for Cuyahoga County, Ohio; by D.R. Ward Construction Co. on February 17, 2005, in the Superior Court for Maricopa County, Arizona; by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. On October 7, 2005, Webtego voluntarily dismissed its complaint. The Company intends to defend the remaining matters vigorously.

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

On May 18, 2005, Ronald E. Dancer filed a purported class action in the United States District Court for the Central District of California against the Company, Mr. Neal, Karyn Rodriguez (VP and Treasurer) and James Bochinski (then VP, Compensation and Benefits), for alleged breaches of fiduciary duty under ERISA to the Company’s Employee Savings Plan and Plan participants. The plaintiff alleges, among other things, that permitting investment in and retention of Company Common Stock under the Plan was imprudent because of alleged anticompetitive activities by the Company, and that failure to disclose such activities to the Plan and participants was unlawful. Plaintiff seeks an order compelling defendants to compensate the Plan for any losses and other relief. The parties transferred the case to the judge in the consolidated case, “In Re Avery Dennison Corporation Securities Litigation” referenced above, and the court has approved the parties’ stipulation to stay the matter pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The Company intends to defend this matter vigorously.

On August 18, 2005, the Australian Competition and Consumer Commission notified two of the Company’s subsidiaries, Avery Dennison Material Pty Limited and Avery Dennison Australia Pty Ltd, that it was seeking information in connection with a label stock investigation. The Company is cooperating with the investigation.

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

Product warranty liabilities were as follows:

(In millions)	Total
Balance at December 27, 2003	$2.5
Accruals for warranties issued	2.1
Payments	(2.3)

Balance at January 1, 2005	2.3
Accruals for warranties issued	1.9
Payments	(1.3)

Balance at October 1, 2005	$2.9

Other

The Company has contacted relevant authorities in the U.S. with respect to the preliminary results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act, and intends to make a full report to these authorities shortly. The transactions at issue were carried out by a small number of employees of the Company’s reflectives business in the Peoples’ Republic of China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken and are continuing. Sales of the Company’s reflectives business in China in 2004 were approximately $5 million. Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters. However, the Company expects that fines or other penalties could be incurred. While the Company is unable to predict the financial or operating impact of any such fines or penalties, it believes that its behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.

The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At October 1, 2005, the Company had guaranteed approximately $19 million.

The Company guaranteed up to approximately $21 million of certain foreign subsidiaries’ obligations to their suppliers as of October 1, 2005.

In February 2003, the Company entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. Management does not expect the residual value of the equipment to be less than the amount guaranteed.

On September 9, 2005, the Company completed the lease financing for a commercial facility to be located in Mentor, Ohio. This facility will be the new headquarters for the Company’s roll materials worldwide division, and will consist generally of land, buildings, equipment and office furnishings and equipment (the “Facility”). The Company will lease the Facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million. The Company does not expect the residual value of the Facility to be less than the amount guaranteed.

In connection with the L&E Packaging (“L&E”) acquisition in 2002, the Company issued 743,108 shares at $63.08 per share. The Company also entered into an agreement with L&E whereby in the event the value of the Company’s common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, L&E may exercise a true-up right. Upon exercise of this true-up right, the Company has the option to (1) pay the difference in value to L&E, in the form of (a) cash or (b) common shares, or (2) repurchase the shares at the issued share price, adjusted for dividends received. The true-up obligation is reduced by any shares sold by L&E to third parties. As of October 1, 2005, L&E had sold 44,603 shares to third parties. On October 20, 2005, L&E notified the Company that L&E is exercising its true-up right under the agreement for the remaining 698,505 shares. The Company intends to repurchase the remaining shares under the agreement for approximately $41 million in the fourth quarter of 2005.

Note 15. Segment Information

As described in the 2004 Annual Report on Form 10-K, the Company reorganized its reporting segments during the fourth quarter of 2004. Accordingly, the financial information presented below reflects restated information for 2004 for comparability.

Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Net sales to unaffiliated customers:
Pressure-sensitive Materials	$774.6	$746.0	$2,369.2	$2,214.0
Office and Consumer Products	284.3	303.7	843.2	844.7
Retail Information Services	165.6	157.8	504.5	460.9
Other specialty converting businesses	138.0	128.7	410.5	387.3

Net sales to unaffiliated customers	$1,362.5	$1,336.2	$4,127.4	$3,906.9

Intersegment sales:
Pressure-sensitive Materials	$40.2	$40.2	$118.4	$119.8
Office and Consumer Products	.4	.5	1.5	1.6
Retail Information Services	2.1	2.0	6.7	6.0
Other specialty converting businesses	3.7	4.2	10.6	11.8
Eliminations	(46.4)	(46.9)	(137.2)	(139.2)

Intersegment sales	$—	$—	$—	$—

Income from operations before taxes: (1)
Pressure-sensitive Materials	$68.8	$68.4	$213.3	$156.8
Office and Consumer Products	42.6	44.4	119.8	121.8
Retail Information Services	12.0	10.1	36.6	35.5
Other specialty converting businesses	7.0	8.5	12.5	32.6
Corporate expenses	(2.6)	(14.8)	(30.5)	(39.9)
Interest expense	(14.7)	(14.1)	(45.0)	(43.1)

Income before taxes	$113.1	$102.5	$306.7	$263.7

(1)	Operating income for the third quarter of 2005 includes $1.3 of asset impairment charges, of which the Pressure-sensitive Materials segment recorded $1.2 and other specialty converting businesses recorded $.1.

Operating income for the first nine months of 2005 includes $10.1 of restructuring costs and asset impairment charges, partially offset by gain on sale of assets of $(3.4), of which the Office and Consumer Products segment recorded $4.3, the Pressure-sensitive Materials segment recorded $1.6, and other specialty converting businesses recorded $.8.

Operating income for the first nine months of 2004 includes $35.2 of restructuring costs, asset impairment and lease cancellation charges, of which the Pressure-sensitive Materials segment recorded $34.4, the Office and Consumer Products segment recorded $.5 and the Retail Information Services segment recorded $.3.

See Note 9 “Components of Other Income and Expense,” for further information.

Note 16. Recent Accounting Requirements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP clarifies that rental costs of operating leases that are incurred during a construction period should be recognized as rental expense. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005. The adoption of this guidance is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In October 2005, FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to address recent inquiries from constituents to provide guidance on the application of grant date as defined in FASB Statement No. 123 (revised 2004), Share-Based Payment. Grant date occurs when a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved if (1) the award is a unilateral grant; and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short time period from the date of approval. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). The adoption of this guidance is not expected to have a significant impact on the Company’s financial results of operations and financial position.

In September 2005, the consensus of the Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” was published. An entity may sell inventory to another entity in the same line of business from which it also purchases inventory. This Issue states that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29. In addition, a nonmonetary exchange whereby an entity transfers finished goods inventory in exchange for the receipt of raw materials or work-in-process inventory within the same line of business is not an exchange transaction to facilitate sales to customers as described in APB Opinion No. 29, and, therefore, should be recognized by the entity at fair value. All other nonmonetary exchanges of inventory within the same line of business should be recognized at the carrying amount of the inventory transferred. This Issue is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company is currently reviewing the requirements of EITF Issue No. 04-13 and will adopt this Issue when it becomes effective.

In August 2005, FASB issued FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP modifies the requirements of FASB Statement No. 123 (revised 2004), Share-Based Payment, to include freestanding financial instruments originally subject to Statement 123(R) even if the holder is no longer an employee. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). The adoption of this guidance is not expected to have a significant impact on the Company’s financial results of operations and financial position.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement will be effective for fiscal years beginning after December 15, 2005. The Company will adopt this Statement when it becomes effective. The adoption of this Statement could have a significant impact on the Company’s financial results of operations and financial position, should there be a change in accounting principle once this Statement is implemented.

In April 2005, the Securities and Exchange Commission delayed the effective date of the reissued SFAS No. 123, “Share-Based Payment,” to the beginning of the first annual reporting period beginning after June 15, 2005. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company will adopt this Statement when it becomes effective. Based on current estimates, the after-tax impact of expensing stock options to diluted earnings per share for the full year 2006 is expected to be in the range of $.13 per share to $.18 per share.

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

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This Staff Position provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision of the American Jobs Creation Act of 2004 (the “Jobs Act”) that provides a tax deduction on qualified production activities. The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This Staff Position was effective immediately. The Company has adopted the provisions of this guidance in 2005 and expects to benefit from a tax deduction for qualified production activities in the range of $2 million to $4 million for the full year 2005.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Act provides for a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision). This Staff Position provides accounting and disclosure guidance for the repatriation provision and was effective immediately. During the third quarter of 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate approximately $350 million of foreign earnings. The tax impact of the repatriation is a one-time expense of $13.6 million recognized in the third quarter of 2005. The planned repatriation of earnings will take place in the fourth quarter of 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement clarifies that abnormal amounts of such costs should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion should be based on the normal capacity of the production facilities and that unallocated overhead should be expensed as incurred. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this Statement in July 2005, as early application is allowed under the Statement. The adoption of this Statement has not had a significant impact on the Company’s financial results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements and includes the following sections:

OVERVIEW AND OUTLOOK

Our sales increased 6 percent for the first nine months of 2005 to $4.13 billion compared to 2004. For the third quarter of 2005, our sales increased 2 percent compared to the same period in 2004. The year-to-date increase in sales was due to a positive impact of changes in pricing and product mix, the benefit of foreign currency translation, modest growth in core unit volume, and incremental sales from 2004 acquisitions, net of product line divestitures. The improvement in pricing and product mix was primarily due to the impact of selling price increases implemented to offset higher raw material costs.

Core unit volume grew an estimated 1 percent in the first nine months of 2005 compared to an estimated 8 percent for the full year 2004. (Core unit volume growth is a measure of sales performance that excludes the estimated impact of acquisitions, divestitures, changes in product mix and pricing, and currency translation. We use this measure to evaluate underlying demand for our products and services, and to assess changes in demand over time.) Growth in core unit volume was due to modest growth internationally, partially offset by a decline in North America across most of our businesses, which reflected a continuation of soft market conditions which developed late in the first quarter of 2005, as well as share loss following selling price increases implemented to offset higher raw material costs in North America, and the effect of customers buying in advance of selling price increases during late 2004.

Net income increased $37 million or 19 percent in the first nine months of 2005 compared to the first nine months of 2004.

Positive factors affecting the change in net income included:

•	Higher sales

•	The impact of restructuring and asset impairment charges (approximately $35 million pretax) taken in 2004, related to the Jackstädt GmbH (“Jackstädt”) integration

•	Cost savings from productivity improvement initiatives, including the closure of two European plants in our Pressure-sensitive Materials segment during the first six months of 2004 and actions taken in 2005, including the ongoing migration of production to lower cost facilities by our Retail Information Services segment

•	The benefit of cost reduction actions in the second and third quarters of 2005

•	The benefit of a lower effective tax rate

•	The benefit of foreign currency translation

Negative factors affecting the change in net income included:

•	Incremental spending on growth initiatives, including the development of our radio frequency identification (“RFID”) business

•	Write-off of inventories, primarily related to a product launch in our Office and Consumer Products segment

•	Higher pension and medical costs

•	Higher reserves for bad debt

•	Restructuring and asset impairment charges net of gain on sale of assets in 2005 ($6.7 million pretax), as well as transition costs associated with plant closures

Summary Results by Operating Segment

Pressure-sensitive Materials (58 percent of net sales)

Our Pressure-sensitive Materials segment reported 4 percent and 7 percent increases in sales in the third quarter and first nine months of

2005, respectively, compared to the same periods in 2004. Approximately 60 percent of the incremental year-to-date sales was due to the positive impact of changes in pricing and product mix and a modest increase in core unit volume. The positive impact of pricing and product mix reflected increased selling prices implemented to offset higher raw material costs. Core unit volume grew internationally, but was partially offset by a decline in North America, reflecting both share loss and weak market conditions. The remaining 40 percent of the sales increase was due to the favorable impact of foreign currency translation.

Operating income (operating income refers to income before interest and taxes) for this segment increased $57 million or 36 percent in the first nine months of 2005 compared to the same period in 2004. Operating income for this segment in 2005 included a $5 million pretax charge related to asset impairment and restructuring, partially offset by a pretax gain of $3.4 million from the sale of assets, compared to pretax charges of $34.4 million in the first nine months of 2004, related to restructuring costs and asset impairment charges associated with the Jackstädt integration. The segment benefited from productivity improvement initiatives, including the closure of two European plants during the first nine months of 2004. The impact of higher raw material costs was offset by selling price increases.

Office and Consumer Products (20 percent of net sales)

Our Office and Consumer Products segment reported a 6 percent decrease in sales in the third quarter compared to the same period in 2004. Sales for the first nine months of 2005 were comparable to the same period in the prior year. The decrease in the third quarter of 2005 reflects a decline in core unit volume, partially attributable to an estimated $10 million in customer orders related to the back-to-school season shipped in the second quarter, rather than in the third quarter as in the prior year. The year-to-date sales reflect the negative impact of customers’ accelerated purchases in late 2004 in advance of selling price increases effective January 1, 2005, which decreased sales in 2005 as customers depleted related inventories. These decreases were offset by the positive impact of selling price increases and a favorable impact of foreign currency translation.

Operating income for the Office and Consumer Products segment decreased $2 million or 2 percent in the first nine months of 2005 compared to the same period in 2004. This decrease reflected lower sales volume, the write-off of inventories and equipment, primarily related to a product launch. Operating income for this segment also included a pretax charge of approximately $4.3 million in 2005 for severance and restructuring costs and approximately $2.3 million of transition costs associated with plant closures. These decreases were partially offset by the benefit of selling price increases effective January 1, 2005 that have offset the cumulative effect of raw material cost increases incurred over the past 18 months, as well as the benefit from productivity initiatives.

Retail Information Services (12 percent of net sales)

Our Retail Information Services segment reported 5 percent and 9 percent increases in sales in the third quarter and first nine months of 2005, respectively, compared to the same periods in 2004. Approximately 50 percent of the incremental year-to-date sales was due to core unit volume growth, reflecting continued growth of the business in Asia and Latin America. The balance of the growth in this segment reflected incremental sales from small acquisitions made during 2004 and the favorable impact of foreign currency translation.

Operating income for this segment increased $1 million or 3 percent in the first nine months of 2005 compared to the same period in 2004. This increase reflected higher sales and the benefit of productivity improvement actions, including the ongoing migration of production from Hong Kong to lower-cost facilities in mainland China, partially offset by higher operating expenses related to growth initiatives and other factors.

Other specialty converting businesses (10 percent of net sales)

Our other specialty converting businesses reported 7 percent and 6 percent increases in sales in the third quarter and first nine months of 2005, respectively, compared to the same periods in 2004. The year-to-date increase was due to core unit volume growth, as well as the favorable impact of foreign currency translation. Operating income for these businesses in the first nine months of 2005 decreased $20 million or 62 percent reflecting costs related to the development of the RFID business and the impact of higher raw material costs, partially offset by increased selling prices.

Operating Expenses, Interest and Taxes

Marketing, general and administrative expense as a percent of sales for the first nine months of 2005 and 2004 was 20.6 percent. Marketing, general and administrative expenses increased approximately $47 million due to:

•	Additional spending associated with increased sales, including the impact of the 2004 acquisitions

•	The impact of foreign currency translation

•	Additional spending on long-term growth initiatives, including the development of our RFID business

•	Higher pension and medical expenses

•	Higher reserves for bad debt

Cost increases were partially offset by the benefit from productivity improvement and cost reduction actions.

Interest expense was $45 million for the first nine months of 2005 compared to $43.1 million for the same period of 2004.

The effective tax rate was 23.9 percent for the first nine months of 2005 compared to 25.1 percent for the full year 2004. Included in the change in the effective tax rate for 2005 is the one-time incremental expense of $13.6 million associated with the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004, partially offset by a $9 million benefit from several favorable tax audit settlements during the third quarter of 2005. The net effect of these two factors was more than offset by a favorable benefit from changes in the geographic mix of income and other factors. In 2004, the effective tax rate was favorably impacted by foreign tax audit settlements, which reduced tax expense by approximately $8 million.

Cost Reduction Actions

In October 2005, we announced potential cost reduction actions, which could result in cumulative pre-tax, cash charges of approximately $20 million to $30 million, to be incurred primarily during the fourth quarter of 2005. These charges relate to estimated severance costs for a potential reduction in headcount of over 500 positions, with actions expected to impact most of our businesses and geographic regions. Annual pre-tax savings associated with these and other cost reduction actions could total $40 million to $50 million in 2006, increasing to a total of $60 million to $70 million by 2007. Approximately half of the targeted savings is expected to be generated by actions taken to streamline corporate general and administrative activities, including our shared services units.

In addition, we are considering divesting certain non-strategic, low-margin businesses, which would reduce annual sales by approximately $70 million, with minimal impact to earnings from operations. Such divestitures, if completed, could result in pre-tax, non-cash charges in excess of $100 million, representing goodwill and other asset impairments. These charges could be incurred as early as the fourth quarter of 2005.

Savings and cash generated from cost reduction actions and divestitures would be used in part to fund investments in ongoing Horizons initiatives and future growth opportunities, as well as actions to drive additional productivity gains.

During the first quarter of 2005, we announced the closure of our Gainesville, Georgia label converting plant, which was completed during the third quarter of 2005. We recorded pretax charges of approximately $4 million for severance charges. Additionally, we incurred transition costs associated with this plant closure totaling approximately $2.3 million during the first nine months of 2005.

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

See also Note 9 “Components of Other Income and Expense,” to the unaudited Condensed Consolidated Financial Statements for further detail.

Free Cash Flow

Free cash flow for the first nine months of 2005 decreased $46 million to $171 million compared to $217 million in the same period of 2004, due to net changes in assets and liabilities. These changes reflected the timing of payments for accounts payable and accrued liabilities, which resulted in increased cash flow in 2004 and reduced cash flow in 2005. This negative timing impact was partially offset by higher net income in 2005. See “Liquidity” below for more information. Free cash flow refers to cash flow from operating activities less spending on property, plant and equipment. Management utilizes free cash flow as a measurement tool to assess the cash flow available for other corporate purposes, such as dividends, debt service and share repurchase.

	Nine Months Ended
(In millions)	October 1, 2005	September 25, 2004
Net cash provided by operating activities	$288.5	$332.7
Purchase of property, plant and equipment	(117.1)	(115.6)

Free cash flow	$171.4	$217.1

Industry Investigations

In April 2003, we were notified by the U.S. Department of Justice (“DOJ”) that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. In May 2004, the European Commission (“EC”) initiated inspections and obtained documents from our pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. In August 2005, we were notified by the Australian Competition and Consumer Commission that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations. We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported class actions in the U.S. seeking damages and other relief for alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices. We have discovered instances of improper conduct by certain employees in our European operations that constituted an infringement of EC competition law. Accordingly, we expect that the EC will impose a fine on us when its investigation is completed. We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 14 “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.

Outlook

For the fourth quarter of 2005, we anticipate continued weakness in core volume in comparison to 2004, partially reflecting strong results in the fourth quarter of 2004, the benefit from an extra week in the 2004 fiscal year and the effect of customers buying in advance of 2005 selling price increases. This expectation is subject to changes in global economic and market conditions. We expect the impact of foreign currency translation to be negligible in the fourth quarter. Although we expect a positive impact from price and mix, the year-on-year impact of our price increases will decline in the fourth quarter of 2005 because we began implementing these increases during the second quarter of 2004.

In the fourth quarter of 2005, we expect to benefit from our ongoing productivity initiatives, including Six Sigma, and cost reduction actions, partially offset by higher raw material costs. While we anticipate passing on these higher raw material costs to our customers, the benefit of selling price increases is not expected to be fully realized in the fourth quarter of 2005.

We expect increases in annual pension and medical costs to be in the range of $14 million to $15 million before taxes for 2005, due in part to an estimated increase of $12 million for pension and postretirement health benefits expense. Our estimate of pension expense will be impacted by changes in foreign currency translation.

We estimate that interest expense will be approximately $60 million for 2005, as the cost of interest rate increases will be partially offset by the impact of reductions in debt.

We anticipate that the annual effective tax rate will be approximately 23.5 percent for 2005, including the impact of the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004 and the benefit of favorable tax audit settlements in the third quarter of 2005. For the fourth quarter of 2005, we anticipate that the effective tax rate will be approximately 22.5 percent.

As a result of the Securities and Exchange Commission’s (“SEC”) decision to delay the requirement to expense options, we plan to recognize expense for stock options beginning in the first quarter of 2006 to comply with the provisions of the reissued Statement of Financial Accounting Standards (“SFAS”) No. 123 “Share-Based Payment,” and in accordance with SEC Release No. 33-8568 “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.” Based on our current estimates, the after-tax impact of expensing stock options to diluted earnings per share for the full year 2006 is expected to be in the range of $.13 per share to $.18 per share.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

(In millions)	2005	2004
Net sales	$1,362.5	$1,336.2
Cost of products sold	966.5	946.8

Gross profit	396.0	389.4
Marketing, general and administrative expense	266.9	272.8
Interest expense	14.7	14.1
Other expense, net	1.3	—

Income before taxes	113.1	102.5
Taxes on income	26.9	27.5

Net income	$86.2	$75.0

Sales increased 2 percent to $1.36 billion in the third quarter of 2005 compared to $1.34 billion in the third quarter of 2004. The increase in sales in 2005 reflected contributions from:

•	Positive impact of changes in pricing and product mix (estimated to be $26 million)

•	Favorable impact of foreign currency translation (approximately $11 million)

•	Incremental sales from acquisitions in 2004 (approximately $5 million)

The benefit of these factors was partially offset by a modest decrease in core unit volume (estimated to be $14 million). Core unit volume declined in the U.S., due to weak market conditions and share loss in the roll materials business following our increases in selling prices to offset higher raw material costs, as well as earlier shipments of products related to the back-to-school season benefiting our Office and Consumer Products segment in the second quarter. Core unit volume in Europe and Asia continued to grow, while sales in Latin America were comparable to the prior year.

Gross profit margin for the third quarter of 2005 and 2004 was 29.1 percent. Gross profit margin in 2005 benefited from our ongoing productivity improvement initiatives and cost reduction actions in the second and third quarters of 2005. These benefits were offset by raw material inflation, unfavorable segment mix (faster growth in lower gross margin segments than other segments) and spending related to our RFID business (approximately $2 million).

Marketing, general and administrative expense as a percent of sales was 19.6 percent and 20.4 percent in the third quarters of 2005 and 2004, respectively. Expenses decreased approximately $6 million due to the benefit of cost reduction actions and productivity improvement activities. These decreases were partially offset by:

•	Increased bad debt, primarily in Eastern Europe

•	Higher pension and medical expenses of approximately $4 million

•	The impact of 2004 acquisitions and foreign currency translation

•	Additional spending on the development of our RFID business, as well as other long-term growth initiatives

We recorded pretax charges of $1.3 million in the third quarter of 2005 for asset impairment charges. Refer to Note 9 “Components of Other Income and Expense,” to the Unaudited Condensed Consolidated Financial Statements for more information.

Interest expense was $14.7 million for the third quarter of 2005 compared to $14.1 million for the third quarter of 2004, primarily due to higher interest rates on short-term borrowings offset by a reduction in outstanding debt.

Income before taxes, as a percent of sales, was 8.3 percent in the third quarter of 2005 and 7.7 percent in the third quarter of 2004.

The effective tax rate was 23.8 percent in the third quarter of 2005 and 26.8 percent in the third quarter of 2004. The change in the third quarter 2005 effective tax rate is the result of a one-time incremental expense of $13.6 million associated with the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004, partially offset by a $9 million benefit from several favorable tax audit settlements during the third quarter of 2005. The net effect of these two factors was more than offset by a favorable benefit from changes in the geographic mix of income and other factors.

Net Income and Earnings Per Share

(In millions, except share amounts)	2005	2004
Net income	$86.2	$75.0
Net income per common share	.86	.75
Net income per common share, assuming dilution	.86	.75

Net income for the third quarter of 2005 increased 14.9 percent compared to the third quarter of 2004. Net income, as a percent of sales, was 6.3 percent and 5.6 percent in the third quarters of 2005 and 2004, respectively.

Net income per common share and net income per common share, assuming dilution, for the third quarter of 2005 increased 14.7 percent compared to the third quarter of 2004.

RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE THIRD QUARTER

Pressure-sensitive Materials Segment:

(In millions)	2005	2004
Net sales including intersegment sales	$814.8	$786.2
Less intersegment sales	(40.2)	(40.2)

Net sales	$774.6	$746.0
Operating income	68.8	68.4

Our Pressure-sensitive Materials segment reported increased sales for the third quarter of 2005 compared to the third quarter of 2004. Sales increased approximately $29 million or 4 percent to $775 million due to higher sales in our roll materials business (approximately $25 million) and graphics and reflective business (approximately $2 million). The increase in sales reflected a positive contribution from pricing and product mix and modest unit volume growth. These increases included a favorable impact of foreign currency translation (approximately $8 million).

Our North American roll materials business experienced a decline in sales of approximately 3 percent in local currency, resulting from a decline in volume, which reflected weak market conditions and market share loss following our increases in selling prices to offset higher raw material costs, partially offset by higher selling prices. Our roll materials business in Europe grew approximately 9 percent in local currency as a result of volume growth in the region, with stronger growth in the emerging markets of Eastern Europe. Market growth and business expansion contributed to sales growth in the roll materials business in Asia. In the Latin American roll materials business, local currency sales were comparable to the prior year.

Operating income was comparable to the prior year. Operating income in 2005 reflected productivity improvement initiatives, cost reduction actions, and the favorable impact of foreign currency translation. These factors were offset by pretax charges related to asset impairment of approximately $1.2 million in the third quarter of 2005 and higher bad debt expense in Eastern Europe. The impact of higher raw material costs was offset by selling price increases.

Office and Consumer Products Segment:

(In millions)	2005	2004
Net sales including intersegment sales	$284.7	$304.2
Less intersegment sales	(.4)	(.5)

Net sales	$284.3	$303.7
Operating income	42.6	44.4

Our Office and Consumer Products segment reported decreased sales and operating income for the third quarter of 2005 compared to the third quarter of 2004. Sales decreased approximately $19 million or 6 percent to approximately $284 million, reflecting a decline in volume, partially offset by the positive impact of selling price increases. The decline in volume was partially due to an estimated $10 million in customer orders related to the back-to-school season which were shipped earlier than in the prior year, benefiting the second quarter of 2005. Additionally, we continued to experience the impact of customer inventory reductions.

Operating income decreased approximately $2 million or 4 percent, due to lower sales. Operating income as a percent of sales improved as a result of productivity improvement activities and the benefit of selling price increases effective January 1, 2005, which have offset the cumulative effect of raw material inflation incurred over the past 18 months. Operating income for this segment also included approximately $.4 million related to transition costs associated with the Gainesville, Georgia plant closure.

Retail Information Services Segment:

(In millions)	2005	2004
Net sales including intersegment sales	$167.7	$159.8
Less intersegment sales	(2.1)	(2.0)

Net sales	$165.6	$157.8
Operating income	12.0	10.1

Our Retail Information Services segment reported increased sales and operating income for the third quarter of 2005 compared to the third quarter of 2004. Sales increased approximately $8 million or 5 percent to approximately $166 million due to the impact of a 2004 acquisition (approximately $5 million) and core unit volume growth. Included in this increase was the favorable impact of foreign currency translation (approximately $2 million). Core unit volume reflected continued growth in Asia and Latin America, although growth has slowed in comparison to the prior year.

Operating income for this segment increased approximately $2 million or 19 percent due to higher sales and the benefit of productivity improvement initiatives, including ongoing migration of production from Hong Kong to lower cost facilities in mainland China, partially offset by higher costs associated with growth initiatives.

Other specialty converting businesses:

(In millions)	2005	2004
Net sales including intersegment sales	$141.7	$132.9
Less intersegment sales	(3.7)	(4.2)

Net sales	$138.0	$128.7
Operating income	7.0	8.5

Our other specialty converting businesses reported increased sales, while operating income for these businesses decreased in the third quarter of 2005 compared to the third quarter of 2004. Sales increased approximately $9 million or 7 percent to approximately $138 million due to core unit volume growth. Operating income decreased approximately $2 million or 18 percent. Operating income reflected higher spending related to the development of the RFID business (approximately $4 million), partially offset by the benefit of higher sales and productivity initiatives.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

(In millions)	2005	2004
Net sales	$4,127.4	$3,906.9
Cost of products sold	2,917.6	2,760.4

Gross profit	1,209.8	1,146.5
Marketing, general and administrative expense	851.4	804.5
Interest expense	45.0	43.1
Other expense, net	6.7	35.2

Income before taxes	306.7	263.7
Taxes on income	73.4	67.6

Net income	$233.3	$196.1

Sales increased 6 percent to $4.13 billion in the first nine months of 2005 compared to $3.91 billion in the same period of 2004. The increase in sales in 2005 was a result of:

•	Positive impact of changes in pricing and product mix (estimated to be $91 million), primarily related to increased selling prices in 2005 to offset higher raw material costs

•	Favorable impact of foreign currency translation (approximately $86 million)

•	Modest core unit volume growth (estimated to be $28 million)

•	Incremental sales from 2004 acquisitions, net of product line divestitures (net impact of approximately $19 million)

Core unit volume reflected moderate growth internationally, partially offset by a decline in North America across most of our businesses. Overall volume growth declined in the U.S. primarily due to weak market conditions and share loss in the roll materials business following our increases in selling prices to offset higher raw material costs, as well as the impact of office products customers’ accelerated purchases in late 2004 in advance of selling price increases effective January 1, 2005 (which decreased sales in 2005 as customers depleted their related inventories). Volume growth in Europe benefited from market growth, as well as higher sales resulting from a paper industry strike in Finland that affected a competitor’s facility in the second quarter of 2005. While the emerging markets of Asia and Latin America continued to grow, the growth rates slowed in these markets compared to the prior year.

Gross profit margin for the first nine months of 2005 and 2004 was 29.3 percent. Gross profit margin in 2005 benefited from our ongoing productivity improvement initiatives, including the completion of the integration of the Jackstädt business, and cost reduction actions in the second and third quarters of 2005. The benefit of these actions was offset by:

•	Unfavorable segment mix and raw material inflation

•	Write-off of inventories (approximately $12 million), primarily related to a product launch

•	Spending related to our RFID business (approximately $8 million)

•	Transition costs related to a plant closures (approximately $2 million)

Marketing, general and administrative expense as a percent of sales for the first nine months of 2005 and 2004 was 20.6 percent. These results reflect the benefit of cost reduction actions in the second and third quarters of 2005, partially offset by higher spending associated with growth initiatives and other factors. Expenses increased approximately $47 million due to:

•	Additional spending associated with increased sales, including the impact of acquisitions

•	The impact of foreign currency translation (approximately $14 million)

•	Additional spending on the development of our RFID business (approximately $7 million), as well as other long-term growth initiatives

•	Higher pension and medical expenses (approximately $11 million)

•	Higher reserves for bad debt

We recorded pretax charges of $4.6 million in the first nine months of 2005 for severance costs related to plant closures. We also recorded asset impairment charges of $5.5 million, which were partially offset by a pretax gain on sale of assets of $3.4 million.

We recorded pretax charges totaling $35.2 million in the first nine months of 2004 related to the completion of the Jackstädt integration actions. These charges consisted of approximately $23.6 million for severance and approximately $11.6 million of asset impairment charges.

Refer to Note 9 “Components of Other Income and Expense,” to the unaudited Condensed Consolidated Financial Statements for more information.

Interest expense was $45 million for the first nine months of 2005 compared to $43.1 million for the same period in 2004.

Income before taxes, as a percent of sales, was 7.4 percent in the first nine months of 2005 and 6.7 percent in the first nine months of 2004.

The effective tax rate was 23.9 percent for the first nine months of 2005 compared to 25.1 percent for the full year of 2004. Included in the change in the effective tax rate for 2005 is the one-time incremental expense of $13.6 million associated with the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004, partially offset by a $9 million benefit from several favorable tax audit settlements during the third quarter of 2005. The net effect of these two factors was more than offset by a favorable benefit from changes in the geographic mix of income and other factors. In 2004, the effective tax rate was favorably impacted by foreign tax audit settlements, which reduced tax expense by approximately $8 million.

Net Income and Earnings Per Share

(In millions, except share amounts)	2005	2004
Net income	$233.3	$196.1
Net income per common share	2.33	1.96
Net income per common share, assuming dilution	2.32	1.95

Net income for the first nine months of 2005 increased 19 percent compared to the same period in 2004. Net income, as a percent of sales, was 5.7 percent and 5 percent in the first nine months of 2005 and 2004, respectively.

Net income per common share for the first nine months of 2005 increased 18.9 percent compared to the same period in 2004. Net income per common share, assuming dilution, for the first nine months of 2005 increased 19 percent compared to the same period in 2004.

RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Pressure-sensitive Materials Segment:

(In millions)	2005	2004
Net sales including intersegment sales	$2,487.6	$2,333.8
Less intersegment sales	(118.4)	(119.8)

Net sales	$2,369.2	$2,214.0
Operating income	213.3	156.8

Our Pressure-sensitive Materials segment reported increased sales and operating income for the first nine months of 2005 compared to the same period in 2004. Sales increased approximately $155 million or 7 percent to $2.37 billion due to higher sales in our roll materials business (approximately $138 million) and graphics and reflective business (approximately $11 million). The increase in sales reflected a positive contribution from pricing and product mix and modest unit volume growth. The positive impact of pricing and product mix reflected increased selling prices implemented to offset higher raw material costs. Included in these increases was the favorable impact of foreign currency translation (approximately $63 million).

Our North American roll materials business experienced a decline in sales of approximately 1 percent, resulting from a decline in volume reflecting soft market conditions and market share loss following our increases in selling prices to offset higher raw material costs. Our roll material business in Europe experienced sales growth of approximately 8 percent in local currency resulting from volume growth in the region, with stronger growth in the emerging markets of Eastern Europe, as well as share gain resulting from a paper industry strike in Finland that affected a competitor’s facility during the second quarter of 2005. Market expansion contributed to sales growth for the roll materials business in Asia and Latin America.

Operating income increased approximately $57 million or 36 percent. Operating income reflected pretax asset impairment and restructuring charges of $5 million, partially offset by a pretax gain of $3.4 million from the sale of assets, compared to pretax charges of $34.4 million in the first nine months of 2004 for restructuring and asset impairment charges. The increase in operating income also reflected higher sales and cost savings from productivity improvement initiatives, including two European plant closures related to the Jackstädt integration completed during the first half of 2004. The impact of higher raw material costs was offset by selling price increases.

Office and Consumer Products Segment:

(In millions)	2005	2004
Net sales including intersegment sales	$844.7	$846.3
Less intersegment sales	(1.5)	(1.6)

Net sales	$843.2	$844.7
Operating income	119.8	121.8

Sales for the first nine months of 2005 in our Office and Consumer Products segment were comparable to the same period in 2004. Sales reflected a decline in core unit volume, due in part to the impact of customers’ accelerated purchases in late 2004, in advance of selling price increases effective January 1, 2005, which decreased sales in 2005 as customers depleted related inventories. Partially offsetting the decline in core unit volume was the positive impact of selling price increases and favorable impact of foreign currency translation (approximately $11 million).

Operating income decreased approximately $2 million or 2 percent. Operating income in 2005 reflected lower sales volume and the write-off of inventories (approximately $7 million) and equipment, primarily related to a product launch, partially offset by the benefit of productivity improvement initiatives. Operating income for this segment also included a pretax charge of approximately $4.3 million in 2005 related to severance costs and approximately $2.3 million related to transition costs associated with plant closures. Selling price increases effective January 1, 2005 have offset the cumulative effect of raw material inflation incurred over the past 18 months.

Retail Information Services Segment:

(In millions)	2005	2004
Net sales including intersegment sales	$511.2	$466.9
Less intersegment sales	(6.7)	(6.0)

Net sales	$504.5	$460.9
Operating income	36.6	35.5

Our Retail Information Services segment reported increased sales and operating income for the first nine months of 2005 compared to the same period in 2004. Sales increased approximately $44 million or 9 percent to approximately $505 million due to core unit volume growth and the impact of the 2004 acquisitions, partially offset by a small product line divestiture (net impact of approximately $19 million). Included in this increase was the favorable impact of foreign currency translation (approximately $7 million). Volume growth reflected continued growth of the business in Asia and Latin America.

Operating income for this segment increased approximately $1 million or 3 percent due to higher sales and the benefit of productivity improvement actions, including the ongoing migration of production from Hong Kong to lower cost facilities in mainland China, partially offset by higher operating expenses related to growth initiatives and other factors.

Other specialty converting businesses:

(In millions)	2005	2004
Net sales including intersegment sales	$421.1	$399.1
Less intersegment sales	(10.6)	(11.8)

Net sales	$410.5	$387.3
Operating income	12.5	32.6

Other specialty converting businesses reported increased sales and decreased operating income for the first nine months of 2005 compared to the same period in 2004. Sales increased approximately $23 million or 6 percent to approximately $410 million due to core unit volume growth in these businesses and the favorable impact of foreign currency translation (approximately $5 million). Operating income decreased approximately $20 million or 62 percent. Operating income reflected costs related to the development of the RFID business (approximately $15 million) and the impact of higher raw material costs partially offset by selling price increases. Operating income for these businesses also reflected a pretax charge of approximately $1 million related to asset impairments.

FINANCIAL CONDITION

LIQUIDITY

Cash Flow Provided by Operating Activities

(In millions)	2005	2004
Net income	$233.3	$196.1
Depreciation and amortization	149.5	139.1
Deferred taxes	19.7	8.8
Asset impairment and net loss (gain) on sale of assets	9.5	9.7
Other noncash items, net	(7.9)	(2.4)
Changes in assets and liabilities, net of effect of business acquisitions and divestitures	(115.6)	(18.6)

Net cash provided by operating activities	$288.5	$332.7

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation and the impact of acquisitions and divestitures and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).

2005

Cash flow provided by operating activities for the first nine months of 2005 was negatively impacted by changes in working capital, as shown below. This negative timing impact was partially offset by higher net income in 2005.

Uses of cash

•	Accounts receivable reflected sales growth, partially offset by a decrease in the average number of days sales outstanding from 59 days in the first nine months of 2004 to 58 days in the first nine months of 2005

•	Inventory reflected growth in the emerging markets of Asia, Latin America and Eastern Europe and commercialization of the RFID business

•	Accounts payable and accrued liabilities reflected the timing of payments, which benefited the fourth quarter of 2004 and reduced cash flow in 2005

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $35 million to our pension and postretirement health benefit plans during the first nine months of 2005

2004

Cash flow provided by operating activities for the first nine months of 2004 was impacted by changes in working capital as follows:

Uses of cash

•	Accounts receivable reflected sales growth, partially offset by a decrease in the average number of days sales outstanding from 60 days in the first nine months of 2003 to 59 days in the first nine months of 2004

•	Inventory reflected growth in the emerging markets of Asia, Latin America and Eastern Europe

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $30 million to our pension and postretirement health benefit plans during the first nine months of 2004

Sources of cash

•	Accounts payable and accrued liabilities reflected the timing of payments and higher levels of inventory purchases

•	Taxes on income reflected the timing of payments

•	Other receivables and current assets reflected the collection of receivables and vendor rebates

Cash Flow Used in Investing Activities

Net cash flow used in investing activities was $111.8 million in the first nine months of 2005 compared to $146 million in the first nine months of 2004.

Capital Spending

Cash used for capital expenditures in the first nine months of 2005 was $117.1 million compared to $115.6 million in the first nine months of 2004. We expect capital expenditures for 2005 to be approximately $170 million to $180 million. Major projects in 2005 include investments for growth in Asia and Latin America, equipment and other investments for the RFID business, and both productivity and growth projects related to our North American roll materials operations, including additional capacity to meet the growing demand for beverage labels.

Expenditures related to capitalized software and other deferred charges were $15.6 million in the first nine months of 2005 and $17.4 million in the first nine months of 2004.

Proceeds from Sale of Assets

The proceeds received from the sale of assets increased to $20.3 million in the first nine months of 2005 compared to $8.2 million in the first nine months of 2004.

Cash Flow Used in Financing Activities

Net cash flow used in financing activities was $186.1 million in the first nine months of 2005 compared to $146.6 million in the first nine months of 2004.

Borrowings and Repayment of Debt

During the first nine months of 2005, we repaid $73 million of medium-term notes, as well as $60 million of one-year callable commercial notes issued in January 2004. We also reduced our short-term debt of less than 90 days by approximately $16 million. These payments were partially offset by additional borrowings of approximately $76 million.

Shareholders’ Equity

We paid dividends of $125.9 million in the first nine months of 2005 compared to $122.6 million in the first nine months of 2004. Our dividend per share totaled $1.14 in the first nine months of 2005 compared to $1.11 in the first nine months of 2004. Additionally, net proceeds from the exercise of stock options were approximately $4.8 million in the first nine months of 2005 compared to approximately $14.9 million in the first nine months of 2004.

Effect of Foreign Currency Translation

International operations generate approximately 55 percent of our net sales. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. Foreign currency translation represented approximately $86 million of the change in sales between the nine months ended October 1, 2005 and the same period in 2004 (approximately $4 million of the increase in net income). Foreign currency translation represented approximately $11 million of the change in sales between the three months ended October 1, 2005 and the same period in 2004 (approximately $1 million of the increase in net income). The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because our products are generally sourced in the currencies in which they are sold. As a result, the impact of foreign exchange rates on sales is matched with a partially offsetting impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income. To reduce our exposure to those expenses in foreign currencies that do not match the related sales, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.

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

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

Goodwill decreased approximately $33 million during the first nine months of 2005 due to foreign currency translation (approximately $30 million) and purchase price allocation adjustments associated with the acquisition of Rinke Etiketten (“Rinke”) and the settlement of claims associated with the acquisition of RVL Packaging Inc., partially offset by a small acquisition.

Other intangibles resulting from business acquisitions, net of accumulated amortization, decreased approximately $15 million during the first nine months of 2005 due to amortization expense (approximately $11 million) and foreign currency translation (approximately $7 million), partially offset by purchase price allocation adjustments associated with the acquisition of Rinke.

Other assets decreased approximately $6 million during the first nine months of 2005 due to amortization of software and other deferred charges (approximately $23 million), collection of loans receivable (approximately $10 million) and foreign currency translation (approximately $9 million), partially offset by an increase in the cash surrender value of corporate owned life insurance contracts (approximately $17 million) and purchases of software and other deferred charges (approximately $16 million).

Other Current Liabilities

Other current liabilities decreased approximately $53 million during the first nine months of 2005 reflecting reduction in trade rebates (approximately $39 million), accrued payroll and benefits (approximately $19 million) and accrued interest (approximately $10 million). These decreases were partially offset by increases in other liabilities (approximately $16 million).

Other Shareholders’ Equity Accounts

The market value of shares held in the employee stock benefit trusts decreased by approximately $78 million during the first nine months of 2005 due to changes in stock price. Shares issued under our stock and incentive plans (valued at approximately $7 million) also decreased the balance for the employee stock benefit trusts during the first nine months of 2005.

Analysis of Selected Financial Ratios

We utilize certain financial ratios to assess our financial condition and operating performance, as discussed in detail below.

Working Capital Ratio

Working capital (current assets minus current liabilities), as a percent of annualized sales, was 5.7 percent for the first nine months of 2005 compared to 4 percent for the first nine months of 2004, due to a decrease in short-term debt and the current portion of long-term debt. Working capital from operations, as a percent of annualized sales (which is a non-GAAP measure), was 7.9 percent for the first nine months of 2005 compared to 7.8 percent for the first nine month of 2004, as shown below. We utilize the working capital from operations ratio as a measurement tool to assess our working capital requirements, because it excludes the impact of fluctuations due to our financing activities. The timing of financing activities is not necessarily related to our current operations and would tend to distort the working capital ratio from period to period. Our objective is to minimize our investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.

Working capital from operations consists of:

	Nine Months Ended
(In millions)	October 1, 2005	September 25, 2004
(A) Working capital (current assets minus current liabilities)	$311.4	$210.4
Reconciling items:
Short-term and current portion of long-term debt	124.7	197.1

(B) Working capital from operations	$436.1	$407.5

(C) Annualized sales (Year-to-date sales divided by 3, multiplied by 4)	$5,503.2	$5,209.2

Working capital, as a percent of annualized sales (A) ÷ (C)	5.7%	4.0%

Working capital from operations as a percent of annualized sales (B) ÷ (C)	7.9%	7.8%

The change in working capital from operations in the first nine months of 2005, as a percent of sales, was primarily due to a decrease in other current liabilities, partially offset by a reduction in the average number of days sales outstanding. The decrease in other current liabilities, in comparison to September 25, 2004, reflects lower accrued trade rebates (approximately $21 million), lower accrued payroll and benefits reflecting timing of payments, and lower accrued restructuring due to severance payments.

Accounts Receivable Ratio

The average number of days sales outstanding in accounts receivable was 58 days for the first nine months of 2005 compared to 59 days for the first nine months of 2004 due to an increase in trade accounts receivable reserves (approximately $10 million) and the timing of collections. This ratio was calculated by using a three-quarter average net accounts receivable balance divided by the average daily sales for the first nine months of 2005.

Inventory Ratio

Inventory turnover was unchanged at 8.4 in the first nine months of 2004 compared to the first nine months of 2005. Inventory turnover was calculated by using the annualized cost of sales (cost of sales for the first nine months of 2005 divided by 3 and multiplied by 4) divided by a three-quarter average inventory balance for the first three quarters of 2005.

Debt Ratios

Our total debt to total capital ratio was 40.6 percent at October 1, 2005 compared to 46.9 percent at September 25, 2004. This decrease was due to higher equity and lower debt balances in the first nine months of 2005 compared to the first nine months of 2004.

Shareholders’ Equity Ratios

Our return on average shareholders’ equity was 19.9 percent for the first nine months of 2005 compared to 19.1 percent in the first nine months of 2004 due to higher net income, partially offset by a higher equity balance. Return on average total capital was 13 percent in both the first nine months of 2005 and 2004.

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

Capital from Debt

Our total debt decreased approximately $113 million in the first nine months of 2005 to $1.1 billion compared to $1.21 billion at year-end 2004 reflecting the effect of foreign currency translation (approximately $33 million) and net payments of debt.

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

Our credit ratings as of October 1, 2005 were as follows:

	Short-term	Long-term	Outlook
Standard & Poor’s Rating Service	A-2	A–	Negative
Moody’s Investor Service	P2	A3	Stable

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

In April 2003, we were notified by the DOJ that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. In May 2004, the EC initiated inspections and obtained documents from our pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. In August 2005, we were notified by the Australian Competition and Consumer Commission that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations. We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported class actions in the U.S. seeking damages and other relief for alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices. We have discovered instances of improper conduct by certain employees in our European operations that constituted an infringement of EC competition law. We accordingly expect that the EC will impose a fine on us when its investigation is completed. We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 14 “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.

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

We participate in receivable financing programs, both domestically and internationally, with several financial institutions whereby we may request advances from these financial institutions. At October 1, 2005, we guaranteed approximately $19 million of these advances.

We guaranteed up to approximately $21 million of certain of our foreign subsidiaries’ obligations to their suppliers as of October 1, 2005.

In February 2003, we entered into a five-year operating lease on equipment that contains a residual value guarantee of $10.6 million. We do not expect the residual value of the equipment to be less than the amount guaranteed.

On September 9, 2005, we completed the lease financing for a commercial facility to be located in Mentor, Ohio. This facility will be the new headquarters for our roll materials worldwide division, and will consist generally of land, buildings, equipment and office furnishings and equipment (the “Facility”). We will lease the Facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million. We do not expect the residual value of the Facility to be less than the amount guaranteed.

In connection with the L&E Packaging (“L&E”) acquisition in 2002, we issued 743,108 shares at $63.08 per share. We also entered into an agreement with L&E whereby in the event the value of our common shares falls below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, L&E may exercise a true-up right. Upon exercise of this true-up right, we have the option to (1) pay the difference in value to L&E, in the form of (a) cash or (b) common shares, or (2) repurchase the shares at the issued share price, adjusted for dividends received. The true-up obligation is reduced by any shares sold by L&E to third parties. As of October 1, 2005, L&E had sold 44,603 shares to third parties. On October 20, 2005, L&E notified us that L&E is exercising its true-up right under the agreement for the remaining 698,505 shares. We intend to repurchase the remaining shares under the agreement for approximately $41 million in the fourth quarter of 2005.

RECENT ACCOUNTING REQUIREMENTS

During the first nine months of 2005, several accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”) and the SEC were issued. Refer to Note 16 “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.

SAFE HARBOR STATEMENT

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” or variations thereof and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results, performance or achievements of the Company expressed or implied by such forward-looking statements.

Certain of such risks and uncertainties are discussed in more detail in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, ability of the Company to achieve and sustain targeted cost reductions, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, projections related to estimated cost savings from productivity improvement actions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, increased competition, loss of significant contract(s) or customer(s), legal proceedings, including the DOJ criminal investigation, as well as the European Commission (“EC”), Canadian Department of Justice, and Australian Competition and Consumer Commission investigations, into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof (including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, as well as a likely fine by the EC in respect of certain employee misconduct in Europe), impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.

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

The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making any forward-looking statements, the Company expressly disclaims any duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

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

On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (then CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the court appointed a lead plaintiff and approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The court has approved the parties’ stipulation to stay the consolidated actions. There has been no discovery and no trial date has been set. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed the Arizona complaint without prejudice on October 4, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Webtego on February 16, 2005, in the Court of Common Pleas for Cuyahoga County, Ohio; by D.R. Ward Construction Co. on February 17, 2005, in the Superior Court for Maricopa County, Arizona by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. On October 7, 2005, Webtego voluntarily dismissed its complaint. The Company intends to defend the remaining matters vigorously.

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

On May 18, 2005, Ronald E. Dancer filed a purported class action in the United States District Court for the Central District of California against the Company, Mr. Neal, Karyn Rodriguez (VP and Treasurer) and James Bochinski (then VP, Compensation and Benefits), for alleged breaches of fiduciary duty under ERISA to the Company’s Employee Savings Plan and Plan participants. The Plaintiff alleges, among other things, that permitting investment in and retention of Company Common Stock under the Plan was imprudent because of alleged anticompetitive activities by the Company, and that failure to disclose such activities to the Plan and participants was unlawful. Plaintiff seeks an order compelling defendants to compensate the Plan for any losses and other relief. The parties transferred the case to the judge in the consolidated case, “In Re Avery Dennison Corporation Securities Litigation” referenced above, and the court has approved the parties’ stipulation to stay the matter pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The Company intends to defend this matter vigorously.

On August 18, 2005, the Australian Competition and Consumer Commission notified two of the Company’s subsidiaries, Avery Dennison Material Pty Limited and Avery Dennison Australia Pty Ltd, that it was seeking information in connection with a label stock investigation. The Company is cooperating with the investigation.

The Board of Directors has created an ad hoc committee comprised of independent directors to oversee the foregoing matters.

The Company is unable to predict the effect of these matters at this time, although the effect could well be adverse and material.

The Company has contacted relevant authorities in the U.S. with respect to the preliminary results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act, and intends to make a full report to these authorities shortly. The transactions at issue were carried out by a small number of employees of the Company’s reflectives business in the Peoples’ Republic of China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken and are continuing. Sales of the Company’s reflectives business in China in 2004 were approximately $5 million. Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters. However, the Company expects that fines or other penalties could be incurred. While the Company is unable to predict the financial or operating impact of any such fines or penalties, it believes that its behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.

The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	During the period from 1990 through 1999, the Board of Directors authorized the repurchase of an aggregate 40.4 million shares of the Company’s outstanding common stock (the “Program”). The last Board of Directors’ authorization of 5 million shares occurred in October 1999 and has no expiration. The acquired shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. A total of 3.2 million shares remain available for purchase under the Program. There were no shares repurchased or delivered (actually or constructively) to the Company by participants exercising stock options during the third quarter of 2005 under the Company’ stock option plans, in payment of the option exercise price and/or to satisfy withholding tax obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit 12:	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1:	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

November 10, 2005