Form 10-K
period 2005-12-31
AVERY DENNISON CORPORATION
filed 2006-03-15
CIK 8818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 1-7685
AVERY DENNISON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-1492269 (I.R.S. Employer Identification No.)
150 North Orange Grove Boulevard Pasadena, California	91103
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(626) 304-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $1 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Not applicable.
      Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐.
      Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).     Yes ☐          No ☑
      The aggregate market value of voting stock held by non-affiliates as of July 1, 2005, was approximately $5,278,179,030.
      Number of shares of common stock, $1 par value, outstanding as of February 27, 2006: 109,763,770.
      The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:

Portions of Annual Report to Shareholders for fiscal year ended December 31, 2005 (the “2005 Annual Report”)	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 27, 2006 (the “2006 Proxy Statement”)	Parts III, IV

AVERY DENNISON CORPORATION
FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS
      Avery Dennison Corporation (“Avery Dennison,” the “Company,” “Registrant,” “Issuer,” which may be referred to as “we” or “us”) was incorporated in 1977 in the state of Delaware as Avery International Corporation, the successor corporation to a California corporation of the same name, which was incorporated in 1946. In 1990, the Company merged one of its subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became a wholly-owned subsidiary of the Company, and in connection with which Company’s name was changed to Avery Dennison Corporation. Our homepage on the internet is www.averydennison.com and you can learn more about us by visiting our Web site. Our Web site address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our Web site is not and should not be considered part of this report and is not incorporated by reference in this document.
      Our businesses include the production of pressure-sensitive materials, office products and a variety of tickets, tags, labels and other converted products. Some pressure-sensitive materials are “converted” into labels and other products through embossing, printing, stamping and die-cutting, and some are sold in unconverted form as base materials, tapes and reflective sheeting. We also manufacture and sell a variety of office products and other converted products and other items not involving pressure-sensitive components, such as binders, organizing systems, markers, fasteners, business forms, as well as tickets, tags, and imprinting equipment for retail and apparel manufacturers.
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
      Our reporting segments are:

•	Pressure-sensitive Materials

•	Office and Consumer Products

•	Retail Information Services
      In addition to our reporting segments, we have other specialty converting businesses comprised of several businesses that produce specialty tapes and highly engineered labels including radio frequency identification (“RFID”) inlays and labels and other converted products.
      The Pressure-sensitive Materials segment contributes approximately 57 percent of our total sales, while the Office and Consumer Products segment and the Retail Information Services segment contribute approximately 21 percent and 12 percent, respectively, of our total sales. Approximately 80 percent of our sales are generated in the United States and Europe.
      International operations constitute a significant portion of our business and represent approximately 55 percent of our sales. We continue to expand our operations, focusing particularly on Asia, Latin America and Eastern Europe. As of December 31, 2005, we operated approximately 140 manufacturing and distribution facilities located in over 40 countries, and employed approximately 22,600 persons worldwide.
      We are subject to certain risks referred to in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” below, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuations, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings, and the availability and pricing of raw materials.
      Except as set forth below, no single customer represented 10% or more of our net sales or trade receivables at year end 2005 and 2004. However, our ten largest customers at year end 2005 represented approximately 20% of trade accounts receivable and consisted of six customers of our Office and Consumer Products segment, three customers of our Pressure-sensitive Materials segment and one customer of both these segments. The financial position and operations of these customers are monitored on an ongoing basis. (see “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”). United States export sales are not a significant part of our business. Backlogs are not considered material in the industries in which we compete.
Corporate Governance and Information Related to SEC Filings
      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge by way of a third-party hyperlink service through our Web site, www.averydennison.com (in the “Investors” section), as soon as reasonably practical after electronic filing with or furnishing of such material to the SEC. We make available at the Web site our (i) Corporate Governance Guidelines, (ii) Code of Ethics and Business Conduct, which applies to our directors and employees, (iii) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (iv) the charters of the Audit, Compensation and Executive Personnel, and Nominating and Governance Committees of our Board of Directors, and (v) Audit Committee Complaint Handling Procedures. These materials are also available free of charge in print to stockholders who request them by writing to: Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103.
      The Board designated Richard M. Ferry as presiding director during 2005. He presided at executive sessions of the Board until December 1, 2005, when Kent Kresa was elected non-executive Chairman. Mr. Kresa now presides at executive sessions of the Board. During 2005, the Board held six executive sessions with non-management directors only during regularly scheduled Board meetings, as well as one additional executive session with independent directors only. Stockholders and other interested parties may write to Mr. Kresa concerning matters other than accounting and auditing c/o Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103. Stockholders may also write to John T. Cardis, Chairman of the Audit Committee, regarding accounting and auditing matters c/o Secretary at the same address.
Pressure-sensitive Materials Segment
      The Pressure-sensitive Materials segment manufactures and sells Fasson-, JAC-, and Avery Dennison-brand pressure-sensitive materials, Avery-brand graphics and graphic films, Avery Dennison-brand reflective products, and performance polymers. The business of this segment is generally not seasonal, except for certain outdoor graphics and highway safety products and operations in Western Europe. Pressure-sensitive materials consist primarily of papers, plastic films, metal foils and fabrics, which are coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. These materials are sold to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications on a worldwide basis.
      Graphic products consist of a variety of films and other products sold to the architectural, commercial sign, digital printing, and other related markets. We also sell durable cast and reflective films to the construction, automotive, fleet transportation, scrim-reinforced vinyl material for banner sign applications, and reflective films and highway safety products for traffic and safety applications. Our graphic and reflective businesses are organized on a worldwide basis to serve the expanding commercial graphic arts market, including wide-format digital printing applications. We also manufacture and sell proprietary films that are used for outdoor, weather-resistant applications.
      Performance polymer products include a range of solvent- and emulsion-based acrylic polymer adhesives, protective coatings and other polymer additives for internal use, as well as for sale to other companies.
      In this segment, our larger competitors are Raflatac, a subsidiary of UPM-Kymmene; Morgan Adhesives (“MACtac”), a division of the Bemis Company; and 3M Company (for graphic and reflective products). Entry of competitors into the field of pressure-sensitive adhesives and materials may be limited by capital requirements and a need for technical knowledge. We believe that our relative size and scale of operations, our ability to serve our customers with a broad line of quality products and service programs, our distribution and brand strength, and the development and commercialization of new products are among the more significant factors in developing and maintaining our competitive position.
Office and Consumer Products Segment
      The Office and Consumer Products segment manufactures and sells a wide range of Avery-brand office and printable media products. The business of this segment is seasonal, with higher volume related to the back-to-school season.
      This segment’s products are generally sold through office products superstores, mass market distributors, wholesalers and dealers. We manufacture and sell a wide range of Avery-brand products for office, school and home uses: printable media, such as copier, ink-jet and laser printer labels, related computer software, ink-jet and laser printer card and index products; and organization, filing and presentation products, such as binders, dividers and sheet protectors. We also offer a wide range of other stationery products, including writing instruments, markers, adhesives and specialty products under brand names such as Avery, Marks-A-Lot and HI-LITER. The extent of product offerings varies by geographic market.
      In this segment, our larger competitors are Acco Brands Corporation, Esselte Corporation and manufacturers of private brands. We believe that our brand strength, a large installed base of software that facilitates the use of many of our products, our ability to serve our customers with a broad line of quality products, and the development and commercialization of new products are among the more significant factors in developing and maintaining our competitive position.
Retail Information Services Segment
      The Retail Information Services segment designs, manufactures and sells a wide variety of price marking and brand identification products for retailers, apparel manufacturers, distributors and industrial customers on a worldwide basis. This business is seasonal, with higher volume in advance of the back-to-school and holiday shipping periods.
      Our brand identification products include woven and printed labels, graphic tags and barcode tags. Our information management products include price tickets, carton labels, RFID tags and printing applications for supply chain and security management. Our solution enabling products include barcode printers, molded plastic fastening and application devices and security management products.
      In this segment, our largest competitor is Paxar Corporation. We believe that our ability to serve our customers with product innovation, a comprehensive brand identification and information management product line, our global distribution network, service, quality, and geographic reach are the key advantages in developing and maintaining our competitive position.
Other specialty converting businesses
      Other specialty converting businesses include our specialty tapes, industrial and automotive products, RFID and security printing businesses. These businesses manufacture and sell specialty tapes, highly engineered films, RFID inlays, pressure-sensitive postage stamps and other converted products. These businesses are generally not seasonal, except for certain automotive products due to typical summer plant shutdowns by automotive manufacturers.
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
      Our RFID business, manufactures RFID inlays and labels and makes use of our existing distribution by marketing to our label converter customers.
      Our security printing business manufactures and sells self-adhesive battery labels to a battery manufacturer, and self-adhesive stamps to the U.S. Postal Service.
      In addition, we sell specialty print-receptive films to the industrial label market, metallic dispersion products to the packaging industry and proprietary woodgrain and other patterns of film laminates for housing exteriors and interior and exterior automotive applications.
      We compete with a number of diverse businesses. Our largest competitor for this group of businesses is 3M Company in the specialty tapes business. Entry of competitors into these specialty converting businesses may be limited by capital and technical requirements. We believe that our ability to serve our customers with quality, cost effective products and the development and commercialization of new products are among the more significant factors in developing and maintaining our competitive position.
Research and Development
      Many of our current products are the result of our research and development efforts. Our expenses for research, design and testing of new products and applications by our operating units and the Avery Research Center (the “Research Center”) located in Pasadena, California were $85.4 million in 2005, $81.8 million in 2004 and $74.3 million in 2003. A significant number of our research and development activities are conducted at the Research Center, which supports each of our operating segments.
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
Three-Year Summary of Segment Information
      Certain financial information on our reporting segments and other specialty converting businesses for the three years ended December 31, 2005, which appear in Note 12 “Segment Information,” in the Notes to Consolidated Financial Statements beginning on page 61 of our 2005 Annual Report to Shareholders, are incorporated herein by reference.

Other Matters
      We use various raw materials, primarily paper, plastic films and resins, and specialty chemicals, which we purchase from a variety of commercial and industrial sources and which are subject to price fluctuations. Although from time to time shortages could occur, these raw materials currently are generally available.
      We produce a majority of our self-adhesive materials using water-based emulsion and hot-melt adhesive technologies. Emissions from these operations contain small amounts of volatile organic compounds, which can be regulated by agencies of federal, state, local and foreign governments. We continue to evaluate the use of alternative materials and technologies to minimize these emissions.
      A portion of our manufacturing process for self-adhesive materials utilizes certain organic solvents which, unless controlled, would be emitted into the atmosphere. Emissions of these substances are regulated by agencies of federal, state, local and foreign governments. In connection with the acquisition of certain manufacturing equipment, we invest in solvent capture and control units to assist in regulating these emissions.
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

Item 1A.	RISK FACTORS
      Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to, the following:
Potential adverse developments in legal proceedings and investigations regarding competitive activities and other legal, compliance and regulatory matters, including those involving product liability, product and trade compliance, Foreign Corrupt Practices Act issues and other matters, could impact us materially.
      Our financial results could be materially adversely impacted by an unfavorable outcome to pending or future litigation and investigations, including, without limitation, any relating to the U.S. Department of Justice’s Antitrust Division (“DOJ”) criminal investigation, as well as the European Commission (“EC”), Canadian Department of Justice, and Australian Competition and Consumer Commission investigations, into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof (including purported class actions in the United States seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, as well as a likely fine by the EC in respect of certain employee misconduct in Europe). See Item 3, “Legal Proceedings.” There can be no assurance that any investigation or litigation outcome will be favorable.
The demand for our products is impacted by economic conditions of the principal countries in which we operate. A decline in the economies in these countries could have an adverse effect on our sales and profitability.
      We have operations in over 40 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in the political, social, economic, tax and regulatory environments (including tariffs) in the countries in which we operate, as well as the impact of economic conditions on underlying demand for our products. In addition, approximately 55 percent of our sales are in foreign currencies, which fluctuate in relation to one another and to the United States dollar. Fluctuations in currencies can cause transaction, translation and other losses to us, which can negatively impact our sales and profitability.
We operate in some highly competitive markets. If we do not compete effectively, we could lose market share and experience falling prices, adversely affecting our financial results.
      We are at risk that our competitors will expand in our key markets and implement new technologies making them more competitive. There is also the possibility that competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot or will not offer or that will make our products less profitable. There can be no assurance that we will be able to compete successfully against current and future competitors.
As a manufacturer, our sales and profitability are also dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and the ability to control or pass on costs of raw materials and labor.
      Inflationary and other increases in the costs of raw materials, labor and energy have occurred in the past and are expected to recur, and our performance depends in part on our ability to pass on to customers changes in costs in our selling prices for products and through improvements in productivity. Also, it is important that we are able to obtain timely delivery of materials, equipment, and packaging from suppliers. A disruption to our supply chain could adversely affect our sales and profitability.
Our future results may be affected if we generate less productivity improvement than projected.
      We are undergoing efforts to reduce costs in many of our operations, including closure of facilities, headcount reductions, organizational simplification, process standardization, and using a variety of tools such as Lean Sigma and Kaizen events, to accomplish this productivity, which is not assured. Lower levels of productivity could result in lower production, sales, and profitability. Cost reduction actions, in turn, could expose us to additional production risk.
Slower growth in key markets could adversely affect our profitability.
      Our business could be negatively impacted by a decline in key end use markets or applications for our products. Our overall performance will be influenced by these markets.
Our customers are widely diversified, but in certain portions of our business, industry concentration has increased the importance and decreased the number of significant customers.
      In particular, sales of our office and consumer products in the United States are concentrated in a few major customers, principally office product superstores, mass market distributors and wholesalers. The business risk associated with this concentration, including increased credit risks for these and other customers, and the possibility of related bad debt write-offs, could negatively affect our margins and profits.
Our ability to develop and successfully market new products and applications is important in maintaining growth.
      The timely introduction of new products and improvements in current products helps determine our success. Research and development for each of our operating segments is complex and uncertain and requires innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers.

Infringing intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property and patents could harm our ability to grow.
      Because our products involve complex technology and chemistry, we are sometimes involved in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. We could be held to be liable to pay damages or obtain licenses. There can be no assurance that licenses will be available, and the cost to defend these infringement claims and to develop new technology could be significant.
      We also could have our intellectual property infringed. We attempt to protect and restrict access to our intellectual property and proprietary information, but it may be possible for a third party to obtain our information and develop similar technologies. In addition, many of the countries in which we operate have limited or no protection for intellectual property rights. The costs involved to protect our intellectual property rights could adversely impact our profitability.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities.
      Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts, and circumstances existing at that time. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate and our financial results.
The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings in future periods.
      Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans are evaluated by us in consultation with outside actuaries who we rely on as experts. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, our future pension and projected postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related cost.
We have acquired and may continue to acquire other companies. These acquisitions come with significant risks and uncertainties, including integration, technology and personnel.
      In order to grow our product lines and to expand into new markets, we have made acquisitions and may do so in the future. Many risks, uncertainties, and costs are associated with the acquisitions. The integration of systems, objectives, personnel, product lines, markets, customers, suppliers, and cost savings can be difficult to achieve and the results are uncertain. There can be no assurance that acquisitions will be successful and contribute to our profitability.
In order for us to remain competitive it is important to recruit and retain highly-skilled employees.
      There is significant competition to recruit and retain skilled employees. Due to rapid expansion in certain markets and the ongoing productivity efforts and recent employee reductions, it may be difficult for us to retain and recruit sufficient numbers of highly-skilled employees.
We need to comply with many environmental, health, and safety laws.
      Due to the nature of our business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. We have accrued liabilities for environmental clean-up sites, including sites for which governmental agencies have designated us as a potentially responsible party, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites and other sites, which could be identified in the future for cleanup, could be higher than the liability currently accrued.

In order to mitigate risk, it is important that we obtain various types of insurance.
      We have various types of insurance including health, life, and property. Since the 9/11 terrorist attacks, insurance premiums have risen considerably and recent natural disasters will likely result in an additional increase in insurance premiums. As the cost of insurance continues to increase, our financial results could be adversely affected.
Significant disruption to our information technology infrastructure could adversely impact our operations, sales, customer relations, and financial results.
      We rely on a large and complex information technology infrastructure to link our worldwide divisions. Like other information technology systems, ours is susceptible to damage or interruptions caused by natural disasters, power failures, viruses and security breaches. We upgrade and install new systems, which if installed or programmed incorrectly, could cause significant disruptions. If a disruption occurs, we could incur losses and costs for remediation and interruption of operations.
Our share price has been volatile.
      Our stock price is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including market expectations for our performance, the level of perceived growth of our industries, and announcements concerning industry investigations, have also impacted our share price. There can be no assurance that our stock will be less volatile in the future.
If our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing from capital markets.
      Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings. Standard and Poor’s (“S&P”) has assigned us a credit rating of A-2 for short-term and A- for long-term financing. S&P has given us a negative outlook. Moody’s Investors Service (“Moody’s”) has assigned us a credit rating of P2 for short-term and A3 for long-term financing. Moody’s has given us a stable outlook. If our credit ratings were to be downgraded, our financial flexibility would decrease and the cost to borrow would increase. We have no assurance that the current credit ratings will be maintained.
Our reputation, sales, and earnings could be affected adversely if the quality of our products and services does not meet customer expectations.
      There are occasions when we ship products with quality issues resulting from defective materials, manufacturing, packaging or design. Many of these issues are discovered before shipping but this causes delays in shipping, delays in the manufacturing process, and occasionally cancelled orders. When the issues are discovered after shipment, this causes additional shipping costs, possible discounts, possible refunds, and potential loss of future sales. Both pre-shipping and post-shipping quality issues can result in financial consequences along with a negative impact on our reputation.
Some of our products are sold by third parties.
      Our products are not only sold by us, but by third party distributors and retailers as well. Some of our distributors also market products that compete with our products. Changes in the financial or business condition or purchasing decisions of these third parties could affect our sales and profitability.
We outsource some of our manufacturing. If there are significant changes in the quality control or financial or business condition of these outsourced manufacturers, our business could be negatively impacted.
      We manufacture most of our products, but occasionally third-party manufacturers are needed for specialty jobs or capacity overflow. Outsourced manufacturers reduce our ability to control product failure, late deliveries, customer dissatisfaction and compliance with customer requirements for labor standards. Because of possible quality problems and customer dissatisfaction, outsourced manufacturers could have an adverse effect on our business and financial results.

      The risks described above are not exclusive. Additional risks not presently known to us or that we currently consider to be less significant may also have an adverse effect on us. If any of the above risks actually occur, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS
      None.

Item 2.	PROPERTIES
      As of December 31, 2005, we operated over thirty principal manufacturing facilities in excess of 100,000 square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:
Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield and Lowell, Indiana; Fairport Harbor, Hamilton, Mentor and Painesville, Ohio; Quakertown, Pennsylvania; and Neenah, Wisconsin

Foreign	Melbourne, Australia; Vinhedo, Brazil; Ajax, Canada; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; Rayong, Thailand; Hazerswoude, the Netherlands; and Cramlington, United Kingdom
Office and Consumer Products Segment

Domestic	Chicopee, Massachusetts; and Meridian, Mississippi

Foreign	Oberlaindern, Germany; and Juarez and Tijuana, Mexico
Retail Information Services Segment

Domestic	Greensboro, North Carolina

Foreign	Hong Kong and Nansha, China
Other specialty converting businesses

Domestic	Schererville, Indiana; Painesville, Ohio; and Clinton, South Carolina

Foreign	Turnhout, Belgium
      In addition to our principal manufacturing facilities described above, our other principal facilities include our corporate headquarters facility and research center in Pasadena, California, and offices located in Brea and Westlake Village, California; Framingham, Massachusetts; Concord, Ohio; Hong Kong and Kunshan, China; Wuppertal, Germany; Leiden, the Netherlands; and Zug, Switzerland.
      All of our principal properties identified above are owned except certain facilities in Brea and Westlake Village, California; Greensboro, North Carolina; Hamilton, Ohio; Hong Kong, China; Oberlaindern, Germany; Juarez, Mexico; and Zug, Switzerland, which are leased.
      All buildings owned or leased are considered suitable and generally adequate for our present needs. We expand production capacity and provide facilities as needed to meet increased demand. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks, subject to deductibles. We are not aware of any material defects in title to, or significant encumbrances on, our properties except for certain mortgage liens.

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
      On April 15, 2003, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of Illinois seeking to enjoin the proposed merger (“DOJ Merger Complaint”). The DOJ Merger Complaint, which set forth the U.S. Department of Justice’s theory of its case, included references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The DOJ Merger Complaint asserted that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.”
      In connection with the U.S. Department of Justice’s investigation into the proposed merger, the Company produced documents and provided testimony by Messrs. Neal, Scarborough and Simcic (then CEO, President and Group Vice President — Roll Materials Worldwide, respectively). On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement. The court’s decision incorporated a stipulation by the U.S. Department of Justice that the paper label industry is competitive.
      On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. The Company intends to defend these matters vigorously.
      On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (then CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the court appointed a lead plaintiff, approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The court has approved the parties’ stipulation to stay the consolidated actions. There has been no discovery and no trial date has been set. The Company intends to defend these matters vigorously.
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
      On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practices in the label stock industry. The Company is cooperating with the investigation.
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
      Based on published press reports, certain other European producers of paper and forestry products received similar visits from European authorities. One such producer, UPM, stated that it had decided to disclose to competition authorities “any conduct that has not comported with applicable competition laws,” and that it had received conditional immunity in the European Union (“EU”) and Canada with respect to certain conduct it has previously disclosed to them, contingent on full cooperation. In February 2006, UPM announced that the U.S. Department of Justice had agreed not to prosecute UPM in connection with the label stock investigation, and, further, that UPM had received conditional immunity in jurisdictions in addition to the EU and Canada.

      In the course of its internal examination of matters pertinent to the EC’s investigation of anticompetitive activities affecting the European paper and forestry products sector, the Company discovered instances of improper conduct by certain employees in its European operations. This conduct violated the Company’s policies and in some cases constituted an infringement of EC competition law. As a result, the Company expects that the EC will fine the Company when its investigation is completed. The EC has wide discretion in fixing the amount of a fine, up to a maximum fine of 10% of a company’s annual revenue. Because the Company is unable to estimate either the timing or the amount or range of any fine, the Company has made no provision for a fine in its financial statements. However, the Company believes that the fine could well be material in amount. There can be no assurance that additional adverse consequences to the Company will not result from the conduct discovered by the Company or other matters under EC or other laws. The Company is cooperating with authorities, continuing its internal examination, and taking remedial actions.
      On July 9, 2004, the Competition Law Division of the Department of Justice of Canada notified the Company that it was seeking information from the Company in connection with a label stock investigation. The Company is cooperating with the investigation.
      On May 18, 2005, Ronald E. Dancer filed a purported class action in the United States District Court for the Central District of California against the Company, Mr. Neal, Karyn Rodriguez (VP and Treasurer) and James Bochinski (then VP, Compensation and Benefits), for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act to the Company’s Employee Savings Plan and Plan participants. The plaintiff alleges, among other things, that permitting investment in and retention of Company Common Stock under the Plan was imprudent because of alleged anticompetitive activities by the Company, and that failure to disclose such activities to the Plan and participants was unlawful. Plaintiff seeks an order compelling defendants to compensate the Plan for any losses and other relief. The parties stipulated to transfer the case to the judge in the consolidated case, “In Re Avery Dennison Corporation Securities Litigation” referenced above, and the court has approved the parties’ stipulation to stay the matter pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The Company intends to defend this matter vigorously.
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
      The Company has contacted relevant authorities in the U.S. and reported on the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the Company’s reflectives business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of the Company’s reflectives business in China in 2005 were approximately $7 million. Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters. However, the Company expects that fines or other penalties could be incurred. While the Company is unable to predict the financial or operating impact of any such fines or penalties, it believes that its behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
      The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF AVERY DENNISON(1)

		Served as
		Executive Officer	Former Positions and Offices
Name	Age	Since	with Avery Dennison

Dean A. Scarborough(2)	50	August 1997	2000-2005	President and Chief Operating Officer
President and Chief Executive Officer (also Director of Avery Dennison)

Robert G. van Schoonenberg	59	December 1981	1997-2000	S.V.P., General Counsel
Executive Vice President, General				and Secretary
Counsel and Secretary

Daniel R. O’Bryant	48	January 2001	2000-2001	V.P. and General Manager, Fasson
Executive Vice President, Finance				Roll N.A.
and Chief Financial Officer			2001-2005	S.V.P., Finance and Chief
				Financial Officer

Diane B. Dixon	54	December 1985	1997-2000	V.P., Worldwide Communications and
Senior Vice President, Worldwide				Advertising
Communications and Advertising

Robert M. Malchione	48	August 2000	2000-2001	S.V.P., Corporate Strategy
Senior Vice President, Corporate Strategy and Technology

Karyn E. Rodriguez	46	June 2001	1999-2001	Assistant Treasurer, Corporate Finance
Vice President and Treasurer				and Investments

Michael A. Skovran	47	January 2002	1998-2001	V.P., Finance, Worldwide Office
Vice President and Controller				Products

Timothy S. Clyde Group Vice President, Office Products Worldwide	43	February 2001	2000-2001	V.P. and General Manager, Office Products N.A.

Simon D. Coulson	42	June 2004	2000-2001	V.P., VIP Converted Products
Group Vice President, Retail			2001-2004	V.P., Retail Information Services
Information Services Worldwide

Sandra Beach Lin(3)	47	April 2005	2000-2001	President, Bendix Commercial Vehicle
Group Vice President, Specialty				Systems, Div. of Honeywell
Materials and Converting				International
Worldwide			2002-2005	President, Alcoa Closure Systems International, Div. of Alcoa, Inc.

Christian A. Simcic	49	May 2000	1997-2000	V.P. and Managing Director,
Group Vice President, Roll				Asia Pacific
Materials Worldwide

(1)	All officers are elected to serve a one-year term and until their successors are elected and qualify.

(2)	Mr. Scarborough was elected President and Chief Executive Officer effective May 1, 2005.

(3)	Business experience during past 5 years prior to service with the Company.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)(b) The information called for by this item appears on page 68 of our 2005 Annual Report to Shareholders and on page 12 of the 2006 Proxy Statement, and is incorporated herein by reference.
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
      The following table sets forth the monthly repurchases of our common stock:

			Remaining
			shares available
			for repurchases
(Shares in thousands, except per share amounts)	Total shares	Average price	under the
Fourth Quarter	repurchased	per share	program

October 2, 2005 — October 29, 2005	—	—	3,150.5
October 30, 2005 — November 26, 2005(1)	698.5	$58.65	2,452.0
November 27, 2005 — December 31, 2005	—	—	2,452.0

Quarterly Total	698.5	$58.65	2,452.0

(1)	In connection with the L&E acquisition in 2002, we issued 743,108 shares of Company stock to the seller at $63.08 per share. We also entered into an agreement with L&E whereby in the event the value of our common shares fell below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, L&E had the option to exercise a true-up right. The true-up obligation was reduced by any shares sold by L&E to third parties. During 2005, L&E sold 44,603 shares to third parties. On October 20, 2005, L&E notified us that it was exercising its true-up right under the agreement for the remaining 698,505 shares. We repurchased the remaining shares under the agreement for approximately $41 million in the fourth quarter of 2005.

Item 6.	SELECTED FINANCIAL DATA
      Selected financial data for each of the Company’s last five fiscal years appears on page 18 of our 2005 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW AND OUTLOOK
Overview

Sales
      Our sales from continuing operations increased 3% in 2005 compared to 12% growth in 2004, reflecting the factors summarized in the following table.

	2005	2004	2003
Estimated change in sales due to:
Core unit volume*	(1)%	8%	4%
Pricing & product mix	2	(1)	(2)
Foreign currency translation	2	5	7
Acquisitions	—	—	6

	3%	12%	15%

*	Core unit volume is a measure of sales performance that excludes the estimated impact of acquisitions, divestitures, changes in product mix and pricing, and currency translation. We use this measure to evaluate underlying demand for our products and services, and to assess sales trends over time.
      The decrease in core unit volume in 2005 reflects the following factors:

•	Loss of market share in our North American roll materials business following our implementation of selling price increases to offset higher raw material costs

•	The impact of an extra week in the 2004 fiscal year

•	Accelerated purchases by Office and Consumer Products customers in advance of our 2005 selling price increases, which contributed to higher growth in 2004
      In addition to the factors noted above for 2004, core unit volume also benefited in that year from additional sales in the Retail Information Services segment as a result of customer preparation for increased exports from China following the elimination of apparel manufacturing quotas in January 2005.
      The improvement in pricing and product mix in 2005 was primarily due to the impact of selling price increases implemented to offset higher raw material costs.

Cost Reduction Actions
      In 2005, we initiated company-wide cost reduction efforts which are expected to improve our global operating efficiencies. These actions include reductions in headcount, which impact most businesses and geographic regions and expected divestitures of low-margin businesses and product lines. In connection with these actions, we recorded cash and non-cash charges related to severance and other employee-related costs, as well as asset impairments. The charges are detailed in “Cost Reduction Actions” below.
      As a result of our expected sale of a business in 2006 that manufactures raised reflective pavement markers and the divestiture of our package label converting business in Europe in October 2003 (discussed below in “Acquisitions and Divestitures”), the discussions which follow generally reflect summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

Net Income
      Net income decreased $53.3 million or 19% in 2005 compared to 2004.
      Negative factors affecting the change in net income included:

•	Restructuring and asset impairment charges in 2005, which exceeded charges taken in 2004

•	Incremental spending on growth initiatives, including the development of our radio frequency identification (“RFID”) business

•	Higher pension and medical costs

•	Write-off of inventories, primarily related to a product launch
      Positive factors affecting the change in net income included:

•	Higher sales

•	Cost savings from productivity improvement initiatives, including actions taken in 2005 and the closure of two European plants during the first six months of 2004

•	Benefit of a lower effective tax rate
Summary Results by Segment

	Net Sales		Operating Income(1)

	2005	2004	2005	2004
(In millions)
Pressure-sensitive Materials	$3,114.5	$2,984.6	$259.6	$221.4
Office and Consumer Products	1,136.1	1,172.5	168.0	186.4
Retail Information Services	674.8	636.1	42.7	47.8
Other specialty converting businesses	548.1	523.8	9.5	35.5
Corporate expense	—	—	(55.1)	(57.1)
Interest expense	—	—	(57.9)	(58.7)

Total from continuing operations	$5,473.5	$5,317.0	$366.8	$375.3

(1)	Operating income refers to income before taxes; segment operating income refers to income before interest and taxes

Pressure-sensitive Materials (57% of net sales)
      Our Pressure-sensitive Materials segment reported a 4% increase in sales in 2005 compared to 2004. Approximately 60% of the incremental sales was due to the positive impact of changes in pricing and product mix, reflecting increased selling prices implemented to offset higher raw material costs. This benefit was partially offset by a decrease in core unit volume due in part to the impact of the extra week in 2004. A decline in core unit volume in North America, which reflected market share loss (related to price increases), was partially offset by growth from international sales. Foreign currency translation also contributed to sales growth for this segment.
      Operating income for this segment increased $38 million or 17% in 2005, reflecting cost savings from productivity improvement initiatives, including the closure of two European plants during the first six months of 2004. Operating income for this segment included charges related to restructuring costs and asset impairment in both 2005 and 2004. The impact of higher raw material costs was offset by selling price increases.

  Office and Consumer Products (21% of net sales)
      Our Office and Consumer Products segment reported a 3% decrease in sales in 2005 compared to 2004. The decrease in sales was primarily due to the impact of accelerated purchases in 2004 by customers in advance of our 2005 selling price increases, and the impact of an extra week in 2004. The decrease in core unit volume was partially offset by a positive impact of changes in pricing and product mix and the favorable impact of foreign currency translation.
      Operating income for this segment decreased $18 million or 10%, reflecting lower sales volume and the write-off of inventories and equipment, primarily due to a product launch. Operating income for this segment included a charge related to restructuring costs and asset impairment charges in 2005. These decreases were partially offset by cost savings from productivity improvement initiatives. The 2005 selling price increases offset the cumulative effect of raw material inflation since the beginning of 2004.
  Retail Information Services (12% of net sales)
      The Retail Information Services segment reported a 6% increase in sales in 2005 compared to 2004. Approximately 40% of the increase was due to core unit volume growth, reflecting continued growth of the business in Asia and Latin America. The benefit to core unit volume was partially offset by additional sales in 2004 as a result of customer preparation for increased exports from China following the elimination of apparel manufacturing quotas in January 2005. The balance of the growth reflected incremental sales from acquisitions and the favorable impact of foreign currency translation.
      Operating income for this segment decreased $5 million or 11% due to charges for restructuring and asset impairments in 2005 and higher spending associated with growth initiatives. Partially offsetting these factors was the benefit of productivity improvement actions, including the ongoing migration of production from Hong Kong to lower cost facilities in mainland China.
  Other specialty converting businesses (10% of net sales)
      Other specialty converting businesses reported a 5% increase in sales in 2005 compared to 2004 due to core unit volume growth, as well as the favorable impact of foreign currency translation. Operating income for these businesses decreased $26 million or 73% reflecting costs related to the development of the RFID business and charges related to restructuring costs and asset impairments in 2005. In 2005, due to the commercialization of our RFID business, we have included RFID in this group of businesses. Financial results of this group have been restated for years presented herein to reflect this change.
Sales Growth by Region
      Excluding the impact of acquisitions, divestitures, and foreign currency translation, we estimate sales growth (decline) in major regions of operation as follows:

	2005	2004	2003

U.S.	(3)%	5%	1%
Europe	3%	5%	4%
Asia	13%	26%	15%
Latin America	4%	19%	15%
      In the U.S., the decrease in 2005 was partially due to market share loss and a slow market in Pressure-sensitive Materials, as well as accelerated purchases in 2004 by Office and Consumer Products customers in advance of our 2005 selling price increases. These negative factors were partially offset by selling price increases. Weaker demand in the U.S. also reflected a practice among end users of our products to move manufacturing outside the U.S. This shift is offset by growth in emerging markets, where manufacturing has moved.

      In Asia, the pace of growth in 2005 moderated throughout the region, including China. The comparison to 2004 was also affected by additional sales in the Retail Information Services segment in 2004 as a result of customer preparation for increased exports from China following the elimination of apparel manufacturing quotas in January 2005.
      In Latin America, the roll materials business was affected by market share loss as a result of selling price increases, although there was a benefit from higher selling prices.
      In addition to the factors above, the impact of the extra week in 2004 also affected comparisons of growth between 2005 and 2004 for all regions.
Cost Reduction Actions and Other Expense

	2005	2004	2003
(In millions, pretax)
Restructuring costs	$37.5	$23.6	$22.0
Asset impairment & lease cancellation charges	28.1	11.6	8.2
Losses from product line divestitures	—	—	4.1
Other	(2.0)	—	(3.8)

Other expense, net	$63.6	$35.2	$30.5

      During the fourth quarter of 2005, we announced cost reduction actions related to restructuring and anticipated product line divestitures (discussed in “Acquisitions and Divestitures” below). We recorded charges related to severance and related costs and non-cash charges for asset impairments, included in the table above. These actions impact most businesses and geographic regions and are expected to be completed by the end of 2006. The restructuring actions, including anticipated charges in early 2006, are expected to result in annualized pretax savings of $80 million to $90 million when completed. We expect to reinvest some of the savings into future growth opportunities. In addition to the fourth quarter charges, other charges were recorded earlier in 2005 including the closure of our Gainesville, Georgia label converting plant, which was completed during the third quarter of 2005.
      Also included in “Other Expense” in 2005 was an accrual for legal expenses related to a patent lawsuit, offset by gains on the sale of assets.
      The restructuring charges associated with severance and asset impairments recorded during 2004 were related to the completion of the integration of the 2002 acquisition of Jackstädt into our other existing businesses. We closed a manufacturing facility in France during the first quarter of 2004 and a manufacturing facility in Italy during the second quarter of 2004.
      In 2003, the restructuring charges related to the integration of Jackstädt and other productivity improvement initiatives.
      See also Note 10 “Components of Other Income and Expense,” to the Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
      The effective tax rate was 20.4% for the full year 2005 compared to 25.1% for the full year 2004. Our 2005 tax rate included benefits from:

•	Changes in the geographic mix of income

•	Continued improvements in our global tax structure

•	Several favorable tax audit settlements
      These benefits were partially offset by incremental expense associated with the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004.

      The effective tax rate for 2004 included the benefits from changes in the geographic mix of income, continued improvements in our global tax structure and several favorable global tax audit settlements.
Free Cash Flow

	2005	2004	2003
(In millions)
Net cash provided by operating activities	$441.6	$516.9	$348.3
Purchase of property, plant and equipment	(162.5)	(178.9)	(203.6)
Purchase of software and other deferred charges	(25.8)	(21.8)	(22.8)

Free cash flow	$253.3	$316.2	$121.9

      Free cash flow for 2005 decreased $63 million, due primarily to lower net income. The changes in assets and liabilities were partially offset by lower cash spending on capital in 2005. See “Analysis of Results of Operations” and “Liquidity” below for more information. Free cash flow refers to cash flow from operating activities less spending on property, plant and equipment, and software. We use free cash flow as a measurement tool to assess the cash flow available for other corporate purposes, such as dividends, debt service and repurchase of common stock.
Acquisitions and Divestitures
      In December 2005, we announced our plan to sell a business consisting of raised reflective pavement markers, with sales of approximately $23 million in 2005. Based on the estimated value of this business, we concluded that associated goodwill and intangible assets from our acquisition of this business were impaired, resulting in a pretax charge of approximately $74 million. The results of this business have been accounted for as discontinued operations for the years presented herein. This business was previously included in the Pressure-sensitive Materials segment.
      In December 2005, we also announced the expected divestiture of two low-margin product lines. One of these divestitures, which impacts the Office and Consumer Products segment, was completed in February 2006. This product line had estimated sales of $60 million in 2005, and minimal impact on income. The expected divestiture of the second product line would reduce annual sales by approximately $10 million, with minimal impact to income from operations. As part of these expected divestitures, we recorded charges of approximately $6 million for severance and other employee-related costs, and asset impairments of approximately $9 million, which are included in the “Other Expense” line of our Consolidated Statement of Income.
      During the third quarter of 2004, we acquired Rinke Etiketten (“Rinke”), a privately held company in Germany. The incremental impact of this acquisition on our net sales was approximately $9 million during 2004, with an additional impact of approximately $18 million in 2005. This business is reported in our Retail Information Services segment.
      In October 2003, we completed the sale of our package label converting business in Europe, which consisted of two package label converting facilities in Denmark and a package label converting facility in France, which combined, represented approximately $30 million in sales in the first nine months of 2003. The results from this business have been accounted for as discontinued operations for 2003.
Investigations
      In April 2003, we were notified by the U.S. Department of Justice’s Antitrust Division (“DOJ”) that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. In May 2004, the European Commission (“EC”) initiated inspections and obtained documents from our pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. In August 2005, we were notified by the Australian Competition and Consumer Commission that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations. We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported class actions in the U.S. seeking damages and other relief for alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices. We have discovered instances of improper conduct by certain employees in our European operations that constituted an infringement of EC competition law. Accordingly, we expect that the EC will impose a fine on us when its investigation is completed. We have discovered instances of conduct by certain employees in China that potentially violate the U.S. Foreign Corrupt Practices Act, and we have reported that conduct to authorities in the U.S. Accordingly, we expect that fines or other penalties may be incurred. We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 8 “Contingencies,” to the Consolidated Financial Statements.
Outlook
      In 2006, we anticipate unit volume growth in the range of 2% to 3%. This outlook is based on expected underlying growth of approximately 4% to 5%, partially offset by the impact of product line divestitures and withdrawal from some low-margin private label business. We expect the positive impact from price and mix to be offset by a negative effect of foreign currency translation. These expectations are subject to changes in economic and market conditions. Price increases in early 2006 are expected to offset raw material inflation incurred at the end of 2005 and early 2006.
      We expect our restructuring and business realignment efforts will reduce costs by $80 million to $90 million when completed. We estimate that 60% to 70% of these savings will be achieved in 2006. However, we expect to reinvest some of the savings into growth opportunities across the company. In addition, we anticipate transitional costs related to our productivity improvement actions to be approximately $15 million to $20 million, which will be incurred in 2006. Transitional costs include accelerated depreciation on assets expected to be retired by the end of 2006, costs of moving equipment and other related costs.
      To comply with the provisions of the reissued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” we will begin recognizing expense for stock options in 2006. We expect this pretax expense to be approximately $17 million in 2006 based on unvested stock options outstanding at year end 2005, which will have an estimated $.12 per share impact on earnings after tax.
      We expect an increase in pretax expenses related to our pension plans of approximately $7 million, due to changes in actuarial assumptions for our U.S. and international plans.
      We expect continued improvement in marketing, general and administrative expenses as a percent of sales. Additionally, in 2006, we will be classifying shipping and handling costs as an element of cost of goods sold for all businesses, to align our businesses around a standard methodology. In 2005, several of our businesses included these costs in marketing, general and administrative expenses, totaling approximately $145 million. Refer to the Shipping and Handling Costs section in Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information.
      The pretax loss from our RFID business in 2006 is expected to be approximately $2 million to $7 million lower than in 2005 due to an increase in revenue and reduced spending.
      We estimate that pretax interest expense will be between $55 million to $60 million for 2006, assuming expected interest rate increases will be offset by expected reductions in debt.
      We anticipate an annual effective tax rate in the range of 20% to 23% for 2006, subject to changes in the geographic mix of income, with potentially wide variances from quarter to quarter.
      We expect free cash flow after capital spending and purchases of software to be approximately $300 million to $350 million for 2006.
      We expect capital expenditures for 2006 to be approximately $175 million to $200 million, funded through operating cash flow. Major projects in 2006 include new investments for expansion in China and

India, serving both our materials and retail information services businesses, as well as spending for a new films coater in the U.S.
ANALYSIS OF RESULTS OF OPERATIONS
Income from Continuing Operations Before Taxes:

	2005	2004	2003
(In millions)
Net sales	$5,473.5	$5,317.0	$4,736.8
Cost of products sold	3,852.4	3,742.0	3,282.9

Gross profit	1,621.1	1,575.0	1,453.9
Marketing, general and administrative expense	1,132.8	1,105.8	1,026.3
Interest expense	57.9	58.7	58.6
Other expense, net	63.6	35.2	30.5

Income from continuing operations before taxes	$366.8	$375.3	$338.5

	%	%	%
As a Percent of Sales:
Gross profit (margin)	29.6	29.6	30.7
Marketing, general and administrative expense	20.7	20.8	21.7
Income from continuing operations before taxes	6.7	7.1	7.1

Sales
      Sales increased 3% in 2005 compared to an increase of 12% in 2004. A decrease in core unit volume in 2005 partially reflected the loss of market share in our North American roll materials business following our implementation of selling price increases to offset higher raw material costs. The 2005 volume decline also reflected the impact of an extra week in the 2004 fiscal year and accelerated purchases by Office and Consumer Products customers in advance of our 2005 selling price increases, both of which contributed to higher growth in 2004. Combined, the accelerated purchases and extra week in 2004 represented an estimated $60 million to $70 million of the change in sales between the two years.
      We realized selling price increases in 2005 of an estimated $100 million related to higher raw material costs. However, we experienced some related share loss in our North American roll materials business, as previously described.
      In 2004, core unit volume also benefited from higher sales in the Retail Information Services segment as a result of customer preparation for increased exports from China following the January 2005 elimination of apparel manufacturing quotas. These benefits were partially offset by the impact of share loss with one major customer in the Office and Consumer Products segment in late 2003 (estimated to be $30 million).
      Foreign currency translation had a favorable impact on the change in sales of approximately $77 million in 2005 and approximately $207 million in 2004.
      Incremental sales from acquisitions, net of product line divestitures, contributed approximately $19 million in 2005. In 2004, product line divestitures more than offset incremental sales from acquisitions; the net impact reduced sales by approximately $33 million.
Gross Profit
      Gross profit margin in both 2005 and 2004 benefited from our ongoing productivity improvement initiatives, including the completion of the integration of the Jackstädt business in mid-2004, and cost reduction actions in 2005. Unfavorable segment mix (faster growth in segments with lower gross profit margin as a percent of sales) and raw material inflation partially offset these benefits in both years.

      In 2005, gross profit margin was also negatively impacted by:

•	Write-off of inventories (approximately $12 million), approximately half related to a product launch

•	Costs related to our RFID business (approximately $9 million)
      In 2004, gross profit margin was also negatively impacted by declining selling prices during the first half of the year (estimated to be $38 million).
Marketing, General and Administrative Expenses
      Marketing, general and administrative expense as a percent of sales in 2005 and 2004 reflected the benefit of productivity improvement initiatives and cost reduction actions.
      Offsetting the benefit of these productivity improvements, marketing, general and administrative expenses increased in 2005 due to:

•	Higher pension and medical expenses (approximately $14 million)

•	Impact of foreign currency translation (approximately $11 million)

•	Additional spending on the development of our RFID business (approximately $8 million), as well as other long-term growth initiatives

•	Additional spending associated with acquisitions (approximately $6 million)
      In 2004, marketing, general and administrative expenses increased due to the same factors which impacted 2005, as well as higher insurance costs.
Interest Expense
      Interest expense decreased slightly in 2005 and was unchanged in 2004. The decrease in 2005 was due to a reduction in total debt outstanding, partially offset by an increase in interest rates.
Other Expense (Restructuring and Cost Reduction Actions)
      In 2005, other expense consisted of charges for cost reduction actions and restructuring associated with several expected product line divestitures, as well as other items:

•	Severance and other employee-related costs (approximately $38 million)

•	Asset impairment and lease cancellation costs (approximately $28 million)

•	Gain on the sales of assets, partially offset by costs for a legal accrual (net gain of approximately $2 million)
      In 2004, other expense consisted of charges for productivity improvement actions, primarily related to the completion of the Jackstädt integration actions:

•	Severance and employee-related costs (approximately $24 million)

•	Impairment of assets (approximately $12 million)
      In 2003, other expense consisted of charges for restructuring related to the integration of Jackstädt, productivity improvement initiatives and net losses associated with several product line divestitures, as well as other items:

•	Severance and employee-related costs (approximately $22 million)

•	Impairment and planned disposition of property, plant and equipment, and lease cancellation costs (approximately $8 million)

•	Net losses associated with several product line divestitures and other associated costs (approximately $4 million)

•	Gain from settlement of a lawsuit, partially offset by net losses from disposition of fixed assets and costs associated with a plant closure (net gain of approximately $4 million)
      Refer to Note 10 “Components of Other Income and Expense,” to the Consolidated Financial Statements for more information.
Net Income:

	2005	2004	2003
(In millions, except per share)
Income from continuing operations before taxes	$366.8	$375.3	$338.5
Taxes on income	75.0	94.3	93.4

Income from continuing operations	291.8	281.0	245.1
Income (loss) from discontinued operations, net of tax	(65.4)	(1.3)	22.8

Net income	$226.4	$279.7	$267.9

Net income per common share	$2.26	$2.80	$2.70
Net income per common share, assuming dilution	$2.25	$2.78	$2.68

Taxes on Income

	2005	2004	2003

Effective tax rate	20.4%	25.1%	27.6%
      Our 2005 tax rate included the benefit of changes in the geographic mix of income and continued improvements in our global tax structure, and a $9 million benefit from several favorable global tax audit settlements. These benefits were partially offset by the incremental expense of $13.5 million associated with the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004.
      Our 2004 effective tax rate included the benefit from changes in the geographic mix of income, continued improvements in our global tax structure and several favorable global tax audit settlements, which reduced tax expense by approximately $8 million.
Income (Loss) from Discontinued Operations
      Income (loss) from discontinued operations includes our raised reflective pavement markers business in 2005, 2004 and 2003, as well as our package label converting business in Europe in 2003.
      Based on the estimated value of the raised reflective pavement markers business that we are expecting to sell in 2006, we concluded that associated goodwill and intangible assets from our acquisition of this business were impaired. The resulting pretax impairment charge was approximately $74 million in 2005.
      Income from discontinued operations included net sales of approximately $23 million in 2005 and approximately $24 million in 2004. Net income from discontinued operations in 2003 included a gain on sale of business of $19.7 million, net of tax of $5.8 million. Income from all discontinued operations included net sales of approximately $70 million in 2003.
      Refer to the Discontinued Operations section of Note 1 “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for more information.

Change in Net Income and Earnings Per Share

	2005	2004	2003

Net income as a percent of sales	4.1%	5.3%	5.7%
Percent change in:
Net income	(19.1)%	4.4%	4.2%
Net income per common share	(19.3)	3.7	3.4
Net income per common share, assuming dilution	(19.1)	3.7	3.5
RESULTS OF OPERATIONS BY SEGMENT
Pressure-sensitive Materials Segment

	2005	2004	2003
(In millions)
Net sales including intersegment sales	$3,277.2	$3,153.5	$2,721.9
Less intersegment sales	(162.7)	(168.9)	(175.1)

Net sales	$3,114.5	$2,984.6	$2,546.8
Operating income(1)	259.6	221.4	180.2

(1) Includes cost reduction, restructuring, asset impairment & lease cancellation charges, net of gain on sale of assets	$23.0	$34.4	$13.6

  Net Sales
      Sales in our Pressure-sensitive Materials segment increased 4% in 2005 compared to 17% in 2004. A decline in core unit volume in 2005 reflected the loss of market share in North America following our implementation of selling price increases, partially offset by growth internationally. The benefit to core unit volume growth in 2004 resulting from an extra week in the fiscal year partially contributed to slower growth in 2005. Sales growth in 2005 was also affected by slow market conditions in North America.
      Sales growth in 2005 reflected the positive impact of pricing and product mix, resulting from increased selling prices implemented to offset higher raw material costs.
      Increased sales in our roll materials business (approximately $112 million) reflected increased selling prices, partially offset by a decline in core unit volume. Our North American roll materials business experienced a decline in sales of approximately 3%, due to share loss related to higher selling prices. Our roll materials business in Europe experienced sales growth of approximately 7% in local currency resulting from volume growth in the region, with stronger growth in the emerging markets of Eastern Europe. Market expansion contributed to sales growth for the roll materials business in Asia, although the pace of growth moderated in this region compared to the prior year. In Latin America, loss of market share from selling price increases and loss of sales with a large customer affected growth, partially offset by selling price increases. Sales for the graphics and reflective business were comparable to 2004.
      In 2004, increased sales in our roll materials business (approximately $365 million) reflected core unit volume growth, including the extra week in the fiscal year. In North America, strong growth in new film products and selling price increases contributed to sales growth of approximately 9%. In Europe, strong growth in the emerging markets of Eastern Europe and the benefit of selling price increases contributed to sales growth of approximately 9% in local currency. Strong market growth and share gain contributed to sales growth in local currency in Asia and Latin America.
      Sales growth in 2004 in our graphics and reflective business (approximately $63 million) reflected market growth, new applications and customers, and geographic expansion.
      Included in these increases was the favorable impact of foreign currency translation of approximately $58 million in 2005 and approximately $146 million in 2004.

Operating Income
      Increased operating income in both years reflected higher sales and cost savings from productivity improvement initiatives, including two plant closures related to the Jackstädt integration in the first half of 2004. Also reflected in operating income were charges related to restructuring, asset impairments and lease cancellations in 2005 and 2004.
      In 2004, this segment experienced rising raw material costs throughout the year. While selling price increases partially offset these increased costs, the net impact reduced operating income for the year. In contrast, in 2005 the impact of higher raw material costs was offset through selling price increases.
Office and Consumer Products Segment

	2005	2004	2003
(In millions)
Net sales including intersegment sales	$1,138.1	$1,174.7	$1,170.4
Less intersegment sales	(2.0)	(2.2)	(2.3)

Net sales	$1,136.1	$1,172.5	$1,168.1
Operating income(1)	168.0	186.4	188.5

(1) Includes cost reduction, restructuring, asset impairment & lease cancellation charges	$21.8	$.5	$12.5

Net Sales
      Sales in our Office and Consumer Products segment decreased 3% in 2005, while sales increased by less than 1% in 2004. In 2004, higher than usual volume in the fourth quarter was due in part to customers’ accelerated purchases in advance of selling price increases effective January 1, 2005, as well as the benefit from an extra week in the 2004 fiscal year. The shift in volume in late 2004 contributed to a decline in core unit volume in 2005, as customers depleted related inventories.
      In 2005, the positive impact of selling price increases partially offset the decrease in core unit volume. Selling prices were increased to offset higher raw material costs.
      In 2004, increased volume resulting from accelerated purchases and the extra week was offset by share loss with one major customer in late 2003 (estimated $30 million impact in 2004), loss of sales from a discontinued product line (approximately $14 million), reduced prices, and the continued erosion in market share of our Avery-brand products, in favor of private label brands.
      Foreign currency translation had a favorable impact on the change in sales of approximately $8 million in 2005 and approximately $35 million in 2004.

Operating Income
      Operating income reflected charges related to restructuring, asset impairment and net losses associated with product line divestitures in 2005 and 2003. While 2004 operating income was negatively affected by lower selling prices and rising raw material costs, the 2005 selling price increases offset the cumulative effect of raw material inflation over the two-year period. The changes in operating income reflected the benefit from continued cost reduction efforts, as well as the write-off of inventories (approximately $9 million) and equipment, primarily related to a product launch.

Retail Information Services Segment

	2005	2004	2003
(In millions)
Net sales including intersegment sales	$682.6	$644.9	$560.2
Less intersegment sales	(7.8)	(8.8)	(7.5)

Net sales	$674.8	$636.1	$552.7
Operating income(1)	42.7	47.8	24.2

(1) Includes cost reduction, restructuring, asset impairment & lease cancellation charges	$7.5	$.3	$7.0

Net Sales
      Sales in our Retail Information Services segment increased 6% in 2005 compared to 15% in 2004. The increase in both years was a result of core unit volume growth and incremental sales from acquisitions. Volume growth reflected continued growth of the business in Asia and Latin America and new product introductions. Sales in 2004 also reflected relatively weak results in 2003 (related to slow industry conditions), the impact of the extra week in the 2004 fiscal year and higher sales as a result of customer preparation for increased exports from China following the January 2005 elimination of apparel manufacturing quotas.
      The impact of acquisitions, net of product line divestitures, was approximately $21 million in 2005. In 2004, incremental sales from acquisitions were offset by the loss of sales from product line divestitures.
      Foreign currency translation contributed to the increase in sales by approximately $7 million in 2005 and approximately $12 million in 2004.

Operating Income
      Operating income reflected charges related to restructuring, asset impairment and lease cancellation in 2005 and 2003. In 2005, operating income benefited from productivity improvement actions, including the ongoing migration of production from Hong Kong to lower cost facilities in mainland China, partially offset by higher costs associated with growth initiatives. The increase in 2004 also reflected sales growth and the successful integration of the 2002 acquisitions.
Other specialty converting businesses

	2005	2004	2003
(In millions)
Net sales including intersegment sales	$562.7	$540.6	$483.7
Less intersegment sales	(14.6)	(16.8)	(14.5)

Net sales	$548.1	$523.8	$469.2
Operating income(1)	9.5	35.5	43.7

(1) Includes cost reduction, restructuring, asset impairment & lease cancellation charges	$6.2	—	$2.5

Net Sales
      Sales in our other specialty converting businesses increased 5% in 2005 compared to 12% in 2004. The benefit to core unit volume growth in 2004 resulting from an extra week in the fiscal year partially contributed to slower growth in 2005. Growth in 2004 was partially offset by the loss of sales from divested product lines (approximately $15 million).
      Foreign currency translation had a favorable impact on the change in sales of approximately $4 million in 2005 and approximately $14 million in 2004.

Operating Income
      The decreases in operating income in both 2005 and 2004 primarily reflect incremental costs related to the development of the RFID business. Operating income also reflects charges related to restructuring and asset impairment in 2005 and 2003.
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities:

	2005	2004	2003

(In millions)
Net income	$226.4	$279.7	$267.9
Depreciation and amortization	201.5	188.2	181.5
Income taxes (deferred and accrued)	(44.5)	31.2	(18.4)
Asset impairment and net (gain) loss on sale of assets	108.1	12.4	(12.0)
Trade accounts receivable	(43.9)	(1.4)	(44.2)
Inventories	(11.7)	(1.2)	(37.9)
Accounts payable and accrued liabilities	30.4	26.9	51.7
Long-term retirement benefits and other liabilities	(12.9)	(27.6)	(33.9)
Other, net	(11.8)	8.7	(6.4)

Net cash provided by operating activities	$441.6	$516.9	$348.3

      For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation and the impact of acquisitions and divestitures and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).

2005
      Cash flow provided by operating activities for 2005 was negatively impacted by changes in working capital, as shown below:

Uses of cash

•	Accounts receivable reflected higher sales and the timing of collections, partially offset by a decrease in the average days sales outstanding

•	Income taxes reflected the timing of payments made, as well as the current year tax accrual

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $46 million to our pension and postretirement health benefit plans during 2005, partially offset by benefit payments

•	Inventory reflected higher raw material purchases to support growth and business expansion

Sources of cash

•	Accounts payable and accrued liabilities reflected the timing of payments and accruals, as well as the accrual for restructuring charges in 2005

2004
      Cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:

Uses of cash

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $36 million to our pension and postretirement health benefit plans during 2004

Sources of cash

•	Income taxes reflected the timing of refunds received, as well as the current year tax accrual

•	Accounts payable and accrued liabilities reflected the timing of payments and increased activity to support higher sales in the Pressure-sensitive Materials and Retail Information Services segments
Cash Flow Used in Investing Activities:

	2005	2004	2003
(In millions)
Purchase of property, plant and equipment	$(162.5)	$(178.9)	$(203.6)
Purchase of software and other deferred charges	(25.8)	(21.8)	(22.8)
Proceeds from sale of businesses	—	—	58.8
Other, net	20.7	(16.2)	(.2)

Net cash used in investing activities	$(167.6)	$(216.9)	$(167.8)

Capital Spending
      Our major capital projects in 2005 included investments for growth in Asia and Latin America, equipment and other investments for our RFID business, and productivity and growth projects in our North American roll materials operations, including development work related to the addition of capacity to meet growing demand for beverage labels.

Proceeds from Sale of Businesses
      Proceeds from sale of business were related to the sale of our package label converting business in Europe during 2003.
Cash Flow Used in Financing Activities:

	2005	2004	2003
(In millions)
Net change of borrowings and payments of debt	$(80.5)	$(119.1)	$(41.0)
Dividends paid	(168.7)	(164.6)	(160.2)
Purchase of treasury stock	(40.9)	(.7)	(.3)
Proceeds from exercise of stock options	11.1	19.1	5.5
Other	18.5	18.2	18.1

Net cash used in financing activities	$(260.5)	$(247.1)	$(177.9)

Borrowings and Repayment of Debt
      At year end 2005, our borrowings outstanding under foreign short-term lines of credit were $108.3 million with a weighted-average interest rate of 6.6% compared to $70.8 million at year end 2004.

      The $60 million one-year callable commercial notes issued in January 2004 were paid at maturity in 2005. In June 2005, we issued $75 million of one-year callable commercial notes at a variable rate of 3.5%, and then called and paid the notes in November 2005.
      We had medium-term notes of $160 million and $233 million outstanding at year end 2005 and 2004, respectively. Decreases are a result of payments on maturity. Medium-term notes have maturities from 2007 through 2025 and accrue interest at fixed rates ranging from 5.9% to 7.5%.
      In August 2004, we issued $150 million in floating rate senior notes due in 2007 under our 2001 shelf registration statement filed with the Securities and Exchange Commission (“SEC”). These notes are callable at par.
      In February 2004, we paid the obligation related to the 1999 transaction with Steinbeis Holding GmbH (“Steinbeis”) for approximately $106 million. This obligation was a result of the combination of our office products business in Europe with Zweckform Büro-Produkte GmbH.
  Shareholders’ Equity
      Our shareholders’ equity was $1.51 billion at year end 2005, compared to $1.55 billion at year end 2004. Our annual dividend per share increased to $1.53 in 2005 from $1.49 in 2004.
      In the fourth quarter of 2005, we repurchased 698,505 shares for $41 million under an agreement related to the L&E Packaging (“L&E”) acquisition and recorded such amount to treasury stock. (See the Other section of “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” below for further details.) As of year end 2005, a cumulative 37.9 million shares of our common stock had been repurchased since 1991, and 2.5 million shares remain available for repurchase under the Board of Directors’ authorization.
Analysis of Selected Balance Sheet Accounts
  Long-lived Assets
      Goodwill decreased $38 million during 2005 due to foreign currency translation (approximately $36 million), purchase price allocation adjustments associated with the acquisition of Rinke and the settlement of claims associated with the acquisition of RVL Packaging, Inc., partially offset by goodwill related to an acquisition in 2005 (approximately $1 million).
      Net other intangibles resulting from business acquisitions decreased $17 million during 2005 due to amortization expense recorded during 2005 (approximately $12 million) and the impact of foreign currency translation (approximately $8 million), partially offset by purchase price allocation adjustments associated with the acquisition of Rinke (approximately $3 million).
      Other assets decreased approximately $78 million during 2005 due primarily to the impairment of goodwill and other intangibles in a business held for sale. Refer to the “Discontinued Operations” section of Note 1 to the Consolidated Financial Statements.
  Other Shareholders’ Equity Accounts
      Our employee stock benefit trusts decreased $67 million, due to a decrease in the market value of shares held in the trust of $48 million during 2005, as well as issuance of shares under our stock and incentive plans for 2005 of approximately $19 million.
Effect of Foreign Currency
      International operations generate approximately 55% of our net sales. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. To reduce our income statement exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.

Impact of Foreign Currency Translation:

	2005	2004	2003
(In millions)
Change in net sales	$77	$207	$235
Change in net income	2	8	14

      While there was a benefit from foreign currency translation in 2005, this decreased significantly in 2005 compared to prior years, due to strengthening of the U.S. dollar. The benefit in 2005 reflected the strength of the Euro, Brazilian real, Canadian dollar and Korean won, against the U.S. dollar. The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because our products are generally sourced in the currencies in which they are sold. As a result, the impact of foreign exchange rates on sales is matched with a partially offsetting impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income.
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
  Working Capital Ratio
      Working capital (current assets minus current liabilities), as a percent of net sales, decreased in 2005 primarily due to an increase in short-term debt. Working capital from continuing operations, as a percent of net sales, is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements, because it excludes the impact of fluctuations due to our financing activities. The timing of financing activities is not necessarily related to our current operations and would tend to distort the working capital ratio from period to period. Our objective is to minimize our investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.
Working capital from continuing operations:

	2005	2004
(In millions)
(A) Working capital (current assets minus current liabilities)	$31.0	$151.8
Reconciling item:
Short-term and current portion of long-term debt	364.7	204.5

(B) Working capital from continuing operations	$395.7	$356.3

(C) Net sales	$5,473.5	$5,317.0

Working capital, as a percent of net sales (A)÷(C)	.6%	2.9%

Working capital from continuing operations as a percent of net sales (B)÷(C)	7.2%	6.7%

      In 2005, the increase in working capital from continuing operations, as a percent of sales, was primarily due to changes in accounts payable, income taxes payable, cash and cash equivalents and refundable income taxes, partially offset by the change in other accrued liabilities and trade accounts receivable. These changes included the impact of currency.

  Accounts Receivable Ratio
      The average number of days sales outstanding was 58 days in 2005 compared to 60 days in 2004, calculated using a four-quarter average accounts receivable balance. This decrease reflects improved collections efforts across the businesses.
  Inventory Ratio
      Average inventory turnover was 8.5 in both 2005 and 2004, calculated using a four-quarter average inventory balance. For purposes of comparability, the ratio was calculated using a 52-week year for 2004.
  Debt Ratios

		Year End

	Requirement	2005	2004

Total debt to total capital		41.8%	43.9%
Debt covenant ratios:
Total debt to earnings before other expense, interest, taxes, depreciation and amortization	Not to exceed 3.5:1.0	1.6:1.0	1.8:1.0
Earnings before other expense, interest and taxes to interest	At least 3.5:1.0	8.4:1.0	8.0:1.0
      The decrease in total debt to total capital was due to a decrease in total debt outstanding.
      Our various loan agreements in effect at year end require that we maintain specified ratios of consolidated debt and consolidated interest expense in relation to certain measures of income. We were in compliance with these covenants as shown in the table above.
      The fair value of our debt is estimated based on the discounted amount of the related cash flows using the current rates offered to us for debt of the same remaining maturities. At year end 2005 and 2004, the fair value of our total debt, including short-term borrowings, was $1.1 billion and $1.32 billion, respectively.
  Shareholders’ Equity Ratios

	2005	2004	2003

Return on average shareholders’ equity	14.6%	19.9%	22.3%
Return on average total capital	10.1	12.1	12.4

      Decreases in these returns in 2005 compared to 2004 were primarily due to lower net income. These ratios are computed using actual net income and a five-quarter average denominator for equity and total debt accounts.
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
  Capital from Debt
      Our total debt decreased approximately $124 million in 2005 to $1.09 billion compared to $1.21 billion at year end 2004, reflecting payments of debt and the effect of foreign currency translation.

      In July 2004, we entered into a revolving credit agreement with ten domestic and foreign banks for a total commitment of $525 million, expiring July 16, 2009. We use the financing available under this agreement as a commercial paper back-up facility and to finance other corporate requirements. There was no debt outstanding under this agreement as of year end 2005.
      In addition, we have a 364-day revolving credit facility with a foreign bank to provide up to Euro 30 million ($35.6 million) in borrowings through July 19, 2006. We may extend the revolving period and due date with the approval of the bank, on an annual basis. Our intention is to renegotiate an extension of this facility in 2006. Financing under this agreement is used to finance cash requirements of our European operations. As of year end 2005, $15.4 million was outstanding under this agreement.
      We had standby letters of credit outstanding of $81.2 million and $81 million at the end of 2005 and 2004, respectively.
      Our uncommitted lines of credit were approximately $409 million at year end 2005. Our uncommitted lines of credit do not have a commitment expiration date, and may be cancelled by the banks or us at any time.
      In the fourth quarter of 2004, we filed a shelf registration statement with the SEC to permit the issuance of up to $500 million in debt and equity securities. Proceeds from the shelf offering may be used for general corporate purposes, including repaying, redeeming or repurchasing existing debt, and for working capital, capital expenditures and acquisitions. As of December 31, 2005, no securities had been issued under the 2004 registration statement.
      Credit ratings are a significant factor in our ability to raise short-term and long-term financing. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.
      The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings.
Our credit ratings as of year end 2005:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service	A-2	A-	Negative
Moody’s Investors Service	P2	A3	Stable
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Contractual Obligations at Year End 2005:

	Payments Due by Period

	Total	2006	2007	2008	2009	2010	Thereafter
(In millions)
Short-term lines of credit	$363.6	$363.6	—	—	—	—	—
Long-term debt and capital leases	724.1	1.1	$211.9	$51.5	$1.5	$1.2	$456.9
Interest on long-term debt(1)	438.6	38.6	35.4	27.3	24.6	24.6	288.1
Operating leases	205.1	49.3	39.2	28.5	20.3	16.6	51.2
Pension and postretirement benefit contributions	13.3	13.3	—	—	—	—	—

Total contractual obligations	$1,744.7	$465.9	$286.5	$107.3	$46.4	$42.4	$796.2

(1)	Interest on floating rate debt was estimated using the index rate in effect as of December 31, 2005.
      We enter into operating leases primarily for office and warehouse space and equipment for electronic data processing and transportation. The terms of our leases do not impose significant restrictions or unusual obligations, except for the facility in Mentor, Ohio as noted below. The table above includes minimum annual rental commitments on operating leases having initial or remaining noncancellable lease terms of one year or more.

      We did not include purchase obligations or open purchase orders at year end 2005 in the table of contractual obligations above, because it is impracticable for us to either obtain such information or provide a reasonable estimate due to the decentralized nature of our purchasing systems.
      In January 2006, we contributed $25 million to our domestic pension plan, which is more than the amount required by U.S. governmental agencies for 2006.

Industry Investigations
      In April 2003, we were notified by the DOJ that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. In May 2004, the EC initiated inspections and obtained documents from our pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. In August 2005, we were notified by the Australian Competition and Consumer Commission that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations. We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported class actions in the U.S. seeking damages and other relief for alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices. We have discovered instances of improper conduct by certain employees in our European operations that constituted an infringement of EC competition law. We accordingly expect that the EC will impose a fine on us when its investigation is completed. We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 8 “Contingencies,” to the Consolidated Financial Statements.

Environmental
      We have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.
      We have accrued liabilities for such sites, including sites in which governmental agencies have designated us as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites which could be identified in the future for cleanup could be higher than the liability currently accrued. Amounts currently accrued are not significant to our consolidated financial position, and based upon current information, we believe that it is unlikely that the final resolution of these matters will significantly impact our consolidated financial position, results of operations or cash flows.

Other
      We have contacted relevant authorities in the U.S. and reported the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of our reflectives business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of our reflectives business in China in 2005 were approximately $7 million. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. However, we expect that fines or other penalties may be incurred. While we are unable to predict the financial or operating impact of any such fines or penalties, we believe that our behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
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
      We participate in receivable financing programs, both domestically and internationally, with several financial institutions whereby we may request advances from these financial institutions. At December 31, 2005, we guaranteed approximately $19 million of these advances.
      We guaranteed up to approximately $21 million of certain of our foreign subsidiaries’ obligations to their suppliers as of December 31, 2005.
      In connection with the L&E acquisition in 2002, we issued 743,108 shares at $63.08 per share. We also entered into an agreement with L&E whereby in the event the value of our common shares fell below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, L&E had the option to exercise a true-up right. Upon exercise of this true-up right, we had the option to (1) pay the difference in value to L&E, in the form of (a) cash or (b) common shares, or (2) repurchase the shares at the issued share price, adjusted for dividends paid. The true-up obligation was reduced by any shares sold by L&E to third parties. During 2005, L&E sold 44,603 shares to third parties. On October 20, 2005, L&E notified us that it was exercising its true-up right under the agreement for the remaining 698,505 shares. We repurchased the remaining shares under the agreement for $41 million in the fourth quarter of 2005.
RELATED PARTY TRANSACTIONS
      From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. One of our directors, Peter W. Mullin is the chairman, chief executive officer and a director of MC Insurance Services, Inc. (“MC”), Mullin Insurance Services, Inc. (“MINC”), and PWM Insurance Services, Inc. (“PWM”), executive compensation and benefit consultants and insurance agents. Mr. Mullin is also the majority stockholder of MC, MINC and PWM (collectively referred to as the “Mullin Companies”). We paid premiums to insurance carriers for life insurance placed by the Mullin Companies in connection with several of our employee benefit plans. The Mullin Companies have advised us that they earned commissions from such insurance carriers for the placement and renewal of this insurance. The majority of these commissions were allocated to and used by MC Insurance Agency Services, LLC (an affiliate of MC) to administer benefit plans and provide benefit statements to participants under several of our employee benefit plans. The Mullin Companies own a minority interest in M Financial Holdings, Inc. (“MFH”). Substantially all of the life insurance policies, which we placed through the Mullin Companies in

2005 and prior years, are issued by insurance carriers that participate in reinsurance agreements entered into between these insurance carriers and M Life Insurance Company (“M Life”), a wholly-owned subsidiary of MFH. Reinsurance returns earned by M Life are determined annually by the insurance carriers and can be negative or positive, depending upon the results of M Life’s aggregate reinsurance pool, which consists of the insured lives reinsured by M Life. The Mullin Companies have advised us that they participated in net reinsurance gains of M Life. None of these transactions were significant to our financial position or results of operations.
Summary of Related Party Activity:

	2005	2004	2003
(In millions)
Mullin Companies commissions on our insurance premiums	$.9	$1.1	$1.1
Mr. Mullin’s direct & indirect interest in these commissions	.7	.8	.7

Mullin Companies reinsurance gains (without risk of forfeiture) ascribed by M Life to our life insurance policies	.2	.2	—
Mr. Mullin’s direct & indirect interest in reinsurance gains (without risk of forfeiture)	.1	.2	—

Mullin Companies reinsurance gains (subject to risk of forfeiture) ascribed by M Life to our life insurance policies	1.5	—	—
Mr. Mullin’s direct & indirect interest in reinsurance gains (subject to risk of forfeiture)	1.1	—	—

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
      Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that critical accounting policies include accounting for revenue recognition, sales returns and allowances, accounts receivable allowances, inventory reserves, long-lived asset impairments, pensions and postretirement benefits, income taxes, restructuring and severance costs and litigation.
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
Sales Returns and Allowances
      Sales returns and allowances represent credits we grant to our customers (both affiliated and non-affiliated) for the return of unsatisfactory product or a negotiated allowance in lieu of return. We accrue for returns and allowances based upon the gross price of the products sold and historical experience for such products. We record these allowances based on the following factors: (i) customer specific allowances; and (ii) an estimated amount, based on our historical experience, for issues not yet identified.
Accounts Receivable Allowances
      We are required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. No single customer represented 10% or more of our net sales or trade receivables at year end 2005 and 2004. However, our ten largest customers at year end 2005 represented approximately 20% of trade accounts receivable and consisted of six customers of our Office and Consumer Products segment, three customers of our Pressure-sensitive Materials segment and one customer of both these segments. The financial position and operations of these customers are monitored on an ongoing basis.
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
Long-lived Asset Impairments
      We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets.
Pensions and Postretirement Benefits
      Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefits plans are evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event we determine that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, future pension and postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related cost.
  Discount Rate
      We, in consultation with our actuaries, annually review and determine the discount rates to be used in connection with our postretirement obligations. The assumed discount rate for each pension plan reflects market rates for high quality corporate bonds currently available. In the U.S., our discount rate was determined by evaluating several yield curves consisting of large populations of high quality corporate bonds. The projected pension benefit payment streams were then matched with the bond portfolios to determine a rate that reflected the liability duration unique to our plans.

  Long-term Return on Assets
      We determine the long-term rate of return assumption for plan assets by reviewing the historical and expected returns of both the equity and fixed income markets, taking into consideration that assets with higher volatility typically generate a greater return over the long run. Additionally, current market conditions, such as interest rates, are evaluated and peer data is reviewed to check for reasonability and appropriateness.
  Healthcare Cost Trend Rate
      Our practice is to fund the cost of the postretirement benefits on a cash basis. For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. This rate is expected to decrease to approximately 5% by 2009.
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
Restructuring and Severance Costs
      We account for restructuring costs including severance and other costs associated with exit or disposal activities following the guidance provided in SFAS No. 112, “Accounting for Postemployment Benefits,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the U.S., we have a severance pay plan (“Pay Plan”), which provides eligible employees with severance payments in the event of an involuntary termination due to qualifying cost reduction actions. We calculate severance pay using the severance benefits formula under the Pay Plan. Accordingly, we record provisions for such amounts and other related exit costs when they are probable and estimable as set forth under SFAS No. 112. In the absence of a Pay Plan, liability for severance and other employee-related costs are recognized when the liability is incurred and follow the guidance of SFAS No. 146.
Litigation
      We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business, and in accordance with SFAS No. 5, “Accounting for Contingencies,” we accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.
RECENT ACCOUNTING REQUIREMENTS
      During 2005, we adopted several accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”), Emerging Issues Task Force (“EITF”) and Financial Interpretations by the FASB, none of which has had a significant impact on our financial results of operations and financial position. (Refer to Note 1 “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for more information).
      In January 2006, we adopted the recognition provisions of SFAS 123(R), “Share-Based Payment,” following the guidance under modified prospective application and expect that the associated expense will be approximately $17 million in 2006 based on unvested stock options outstanding at year end 2005. Such expense will have an estimated $.12 per share impact on earnings after tax.
RISK FACTORS (SAFE HARBOR STATEMENT)
      The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results, performance or achievements of the Company expressed or implied by such forward-looking statements.
      Certain of such risks and uncertainties are discussed in more detail in Part 1, Item 1A, “Risk Factors” above, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, ability of the Company to achieve and sustain targeted cost reductions, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, loss of significant contract(s) or customer(s), legal proceedings, including the DOJ criminal investigation, as well as the European Commission (“EC”), Canadian Department of Justice, and Australian Competition and Consumer Commission investigations, into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof (including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, as well as a likely fine by the EC in respect of certain employee misconduct in Europe), impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.

      The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include:

(1)	potential adverse developments in legal proceedings and/or investigations regarding competitive activities, including possible fines, penalties, judgments or settlements;

(2)	the impact of economic conditions on underlying demand for the Company’s products;

(3)	the impact of competitors actions, including expansion in key markets, product offerings and pricing;

(4)	the degree to which higher raw material costs can be passed on to customers through selling price increases (and previously implemented selling price increases can be sustained), without a significant loss of volume; and

(5)	the ability of the Company to achieve and sustain targeted cost reductions.
      Any forward-looking statements should also be considered in light of the factors detailed in Part 1, Item 1A, “Risk Factors,” above.
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
      In the normal course of operations, we also face other risks that are either nonfinancial or nonquantifiable. Such risks principally include changes in economic or political conditions, other risks associated with foreign operations, commodity price risk and litigation risk, which are not represented in the analyses that follow.

Foreign Exchange Value-At-Risk
      We use a Value-At-Risk (“VAR”) model to determine the estimated maximum potential one-day loss in earnings associated with both our foreign exchange positions and contracts. This approach assumes that market rates or prices for foreign exchange positions and contracts are normally distributed. The VAR model estimates were made assuming normal market conditions. Firm commitments, accounts receivable and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were included in the model. Forecasted transactions, which certain of these instruments are intended to hedge, were excluded from the model. The VAR was estimated using a variance-covariance methodology based on historical volatility for each currency. The volatility and correlation used in the calculation were based on two-year historical data obtained from one of our domestic banks. A 95% confidence level was used for a one-day time horizon.
      The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors.
      The estimated maximum potential one-day loss in earnings for our foreign exchange positions and contracts was approximately $4.5 million at year end 2005.
Interest Rate Sensitivity
      An assumed 28 basis point move in interest rates (10% of our weighted-average interest rate on floating rate debt) affecting our variable-rate borrowings would have had an immaterial effect on our 2005 earnings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information called for by this item is contained in the Company’s 2005 Annual Report to Shareholders on pages 36 through 65 (including the Consolidated Financial Statements and the Notes thereto appearing on pages 36 through 63, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting on page 64, and the Report of Independent Registered Public Accounting Firm on page 65) and is incorporated herein by reference.

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
      Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2005. (See Management’s Report on Internal Control Over Financial Reporting on page 64 in the Company’s 2005 Annual Report to Shareholders.)
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm on page 65 in the Company’s 2005 Annual Report to Shareholders, and is incorporated herein by reference.
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
      The information concerning directors called for by this item is incorporated by reference from pages 2-4 and 7 of the 2006 Proxy Statement, filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 15 of the 2006 Proxy Statement.
      We have adopted a Code of Ethics (the “Code”). The Code applies to our Chief Executive Officer, Chief Financial Officer and Controller. Our Code is available on the Company’s Web site, www.averydennison.com, in the “Investors” section. We will satisfy disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any provision of the Code that applies to these officers disclosing the nature of such amendment or waiver on our Web site or in a current report on Form 8-K. Our Code of Ethics and Business Conduct, which applies to our directors and employees, is also available on our Web site in the “Investors” section. The Company’s Web site address provided above is not intended to function as a hyperlink, and the contents of the Web site are not a part of this Form 10-K, nor are they incorporated by reference herein.

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information called for by Items 11, 12, 13 and 14 is incorporated by reference from pages 5 through 24 of the 2006 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
      (c) Those financial statement schedules required by Regulation S-X, which are excluded from the Company’s 2005 Annual Report by Rule 14a-3(b)(1) and which are required to be filed as a financial statement schedule to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedule.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avery Dennison Corporation

By	/s/ Daniel R. O’Bryant

Daniel R. O’Bryant
Executive Vice President, Finance and
Chief Financial Officer
Dated: March 13, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	President and Chief Executive Officer, Director	March 13, 2006

/s/ Daniel R. O’Bryant Daniel R. O’Bryant	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 13, 2006

/s/ Michael A. Skovran Michael A. Skovran	Vice President and Controller (Principal Accounting Officer)	March 13, 2006

/s/ Peter K. Barker Peter K. Barker	Director	March 13, 2006

/s/ Rolf Börjesson Rolf Börjesson	Director	March 13, 2006

/s/ John T. Cardis John T. Cardis	Director	March 13, 2006

/s/ Richard M. Ferry Richard M. Ferry	Director	March 13, 2006

/s/ Kent Kresa Kent Kresa	Chairman, Director	March 13, 2006

/s/ Peter W. Mullin Peter W. Mullin	Director	March 13, 2006

/s/ David E. I. Pyott David E. I. Pyott	Director	March 13, 2006

Signature	Title	Date

/s/ Patrick T. Siewert Patrick T. Siewert	Director	March 13, 2006

/s/ Julia A. Stewart Julia A. Stewart	Director	March 13, 2006

AVERY DENNISON CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULE

	Reference (page)

		Annual
	Form 10-K	Report to
Data incorporated by reference from the attached portions of the 2005 Annual	Annual Report	Shareholders
Report to Shareholders of Avery Dennison Corporation:
Consolidated Balance Sheet at December 31, 2005 and January 1, 2005	—	36
Consolidated Statement of Income for 2005, 2004 and 2003	—	37
Consolidated Statement of Shareholders’ Equity for 2005, 2004 and 2003	—	38
Consolidated Statement of Cash Flows for 2005, 2004 and 2003	—	39
Notes to Consolidated Financial Statements	—	40-63
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting	—	64
Report of Independent Registered Public Accounting Firm	—	65
      The consolidated financial statements include the accounts of majority-owned subsidiaries. Investments in certain affiliates (20 percent to 50 percent) are accounted for by the equity method of accounting. Investments representing less than 20 percent are accounted for using the cost method of accounting.
      With the exception of the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon listed in the above index, and certain information referred to in Items 1, 5 and 6, which information is included in the Company’s 2005 Annual Report to Shareholders and is incorporated herein by reference, the Company’s 2005 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

Annual
	Form 10-K	Report to
	Annual Report	Shareholders
Data submitted herewith:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2	—
Schedule II — Valuation and Qualifying Accounts and Reserves	S-3	—
Consent of Independent Registered Public Accounting Firm	S-4	—
      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors
of Avery Dennison Corporation:
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 13, 2006 appearing in the 2005 Annual Report to Shareholders of Avery Dennison Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
March 13, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

		Additions

	Balance at	Charged to			Balance
	Beginning	Costs and	From	Deductions	at End
	of Year	Expenses	Acquisitions	From Reserves	of Year
2005
Allowance for doubtful accounts	$35.2	$19.0	$—	$(14.0)	$40.2
Allowance for sales returns	26.3	10.3	—	(15.2)	21.4
Inventory reserve	50.0	30.6	—	(26.5)	54.1
Valuation allowance for deferred tax assets	49.9	12.2	—	(35.6)	26.5
2004
Allowance for doubtful accounts	$29.5	$16.2	$.6	$(11.1)	$35.2
Allowance for sales returns	23.4	14.1	—	(11.2)	26.3
Inventory reserve	49.5	20.7	1.6	(21.8)	50.0
Valuation allowance for deferred tax assets	27.4	29.3	—	(6.8)	49.9
2003
Allowance for doubtful accounts	$24.5	$10.1	$.6	$(5.7)	$29.5
Allowance for sales returns	20.8	14.5	—	(11.9)	23.4
Inventory reserve	40.6	24.1	3.4	(18.6)	49.5
Valuation allowance for deferred tax assets	17.6	14.2	—	(4.4)	27.4

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-38905, 333-64558, 333-103204 and 333-120239) and Form S-8 (File Nos. 33-1132, 33-3645, 33-41238, 33-45376, 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 333-107371, 333-107372 and 333-109814) of Avery Dennison Corporation of our report dated March 13, 2006 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the 2005 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2005. We also consent to the incorporation by reference of our report dated March 13, 2006 relating to the financial statement schedule, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
March 13, 2006

AVERY DENNISON CORPORATION
EXHIBIT INDEX
For the Year Ended December 31, 2005
INCORPORATED BY REFERENCE:

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(3.1)		Restated Certificate of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State	3	(i)	Third Quarterly report for 2002 on Form 10-Q, filed November 12, 2002

(3.2)		By-laws, as amended	3	.2.1	Current Report on Form 8-K, filed December 7, 2005

(4.1)		Rights Agreement dated as of October 23, 1997			Current Report on Form 8-K, filed October 23, 1997

(4.2)		Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “Indenture”)			Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

(4	.2.1)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes” under the Indenture	4.3		Current Report on Form 8-K, filed March 25, 1991

(4	.2.2)	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4		Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

(4	.2.3)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes” under the Indenture, as amended by the Supplemental Indenture	4.5		Current Report on Form 8-K, filed April 7, 1993

(4	.2.4)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series B” under the Indenture, as amended by the Supplemental Indenture	4.6		Current Report on Form 8-K, filed March 29, 1994

(4	.2.5)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the Indenture, as amended by the Supplemental Indenture	4.7		Current Report on Form 8-K, filed May 12, 1995

(4	.2.6)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the Indenture, as amended by the Supplemental Indenture	4.8		Current Report on Form 8-K, filed December 16, 1996

i

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(4.3)		Indenture dated July 3, 2001 between Registrant and J.P.Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee (“2001 Indenture”)	4.1		Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

(4	.3.1)	Officers’ Certificate establishing two series of Securities entitled “4.875% Notes due 2013” and “6.000% Notes due 2033”, respectively, each under the 2001 Indenture	4.2		Current Report on Form 8-K, filed January 16, 2003

(4	.3.2)	4.875% Notes Due 2013	4.3		Current Report on Form 8-K, filed January 16, 2003

(4	.3.3)	6.000% Notes Due 2033	4.4		Current Report on Form 8-K, filed January 16, 2003

(4	.3.4)	First Supplemental Indenture dated July August 9, 2004, between Registrant and J.P.Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee “Supplemental Indenture”)	4.3		Current Report on Form 8-K, filed August 9, 2004

(4	.3.5)	Officers’ Certificate establishing Form of Notes due 2007 under the Supplemental Indenture	4.2		Current Report on Form 8-K, filed August 9, 2004

(4	.3.6)	LIBOR plus 0.23% Notes Due 2007	4.4		Current Report on Form 8-K, filed August 9, 2004

(4.4)		Indenture, dated November 4, 2004, between Registrant and J.P. Morgan Trust Company, National Association (“2004 Indenture”)	4.3		Registration Statement on Form S-3 (File No. 333-120239), filed November 5, 2004

(10.1)		Revolving Credit Agreement, dated July 16, 2004	10.1		First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10.3)		*Deferred Compensation Plan for Directors	10.3		1981 Annual Report on Form 10-K, filed February 29, 1982

(10.4)		*Non-Employee Director Compensation Summary	10.4		Current Reports on Form 8-K, filed May 4, 2005 and December 7, 2005

(10.5)		*Executive Medical and Dental Plan (description)	10.5		1981 Annual Report on Form 10-K, filed February 29, 1982

(10.6)		*Executive Financial Counseling Service (description)	10.6		1981 Annual Report on Form 10-K, filed February 29, 1982

(10.8)		*Employment Agreement with D.A. Scarborough	10	.8.5	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10	.8.2)	*Employment Agreement with R.G. van Schoonenberg	10	.8.3	1996 Annual Report on Form 10-K, filed March 28, 1997

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10	.8.3)	*Form of Employment Agreement	10	.8.4	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10	.8.4)	*Retention Agreement with D.R. O’Bryant	10	.8.6	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10.9)		*Executive Group Life Insurance Plan	10.9		1982 Annual Report on Form 10-K, filed February 25, 1983

(10.10)		*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10		1986 Annual Report on Form 10-K, filed on February 27, 1987

(10	.10.1)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10	.10.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.11)		*Supplemental Executive Retirement Plan, amended and restated (“SERP”)	10	.11.1	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10	.11.2)	*Letter of Grant to D.A. Scarborough under SERP	10	.11.6	Current Report on Form 8-K, filed May 4, 2005

(10	.11.3)	*Letter of Grant to R.G. van Schoonenberg under SERP	99.1		Current Report on Form 8-K, filed February 2, 2005

(10	.11.4)	*Letter of Grant to D.R. O’Bryant under SERP	99.2		Current Report on Form 8-K, filed February 2, 2005

(10.12)		*Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12		1994 Annual Report on Form 10-K, filed March 30, 1995

(10.13)		*Retirement Plan for Directors, amended and restated	10	.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.15)		*Director Equity Plan, amended and restated (“Director Plan”)	10	.15.4	2002 Annual Report on Form 10-K, filed March 28, 2003

(10	.15.1)	*Form of Non-Employee Director Stock Option Agreement under Director Plan	10	.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.16)		*Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.16.1)	*Amendment No. 1 to EVDCP	10	.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.17)		*Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17		1994 Annual Report on Form 10-K, filed March 30, 1995

(10.18)		*Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan (“DVDCP”)	10.18		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.18.1)	*Amendment No. 1 to DVDCP	10	.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10	.18.2)	*2005 Directors Variable Deferred Compensation Plan (“2005 DVDCP”)	10	.18.2	2004 Annual Report on Form 10-K, filed March 17, 2005

(10	.19.1)	*Amendment No. 1 to Stock Option Plan	10	.19.7	Second Quarterly report for 2005 on Form 10-Q, filed August 11, 2005

(10	.19.2)	*Forms of NQSO Agreement under Stock Option Plan	10	.19.1	Current Report on Form 8-K, filed December 7, 2005

(10	.19.3)	*Form of Restricted Stock Agreement under Stock Option Plan	10	.19.8	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10	.19.4)	*Forms of Restricted Stock Unit Agreement under Stock Option Plan	10	.19.2	Current Report on Form 8-K, filed December 7, 2005

(10.21)		*Stock Incentive Plan, amended and restated (“Stock Incentive Plan”)	10	.21.2	2002 Annual Report on Form 10-K, filed March 28, 2003

(10	.21.1)	*Forms of NQSO Agreement under the Stock Incentive Plan	10	.21.3	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.27)		*Executive Long-Term Incentive Plan, amended and restated (“LTIP”)	10	.27.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.28)		*Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.28.1)	*Amendment No. 1 to EDRP	10	.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.28.2)	*Amendment No. 2 to EDRP	10	.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.29)		*Executive Leadership Compensation Plan, (“ELCP”)	10	.29.1	2004 Annual Report on Form 10-K, filed March 17, 2005

(10.30)		*Senior Executive Leadership Compensation Plan, amended and restated (“SELCP”)	10	.30.2	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.31)		*Executive Variable Deferred Retirement Plan, amended and restated (“EVDRP”)	10	.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004

(10	.31.1)	*2004 EVDRP	4.1		Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003

(10	.31.2)	*2005 EVDRP	10	.31.2	2004 Annual Report on Form 10-K, filed March 17, 2005

(10.32)		*Benefits Restoration Plan, amended and restated (“BRP”)	10	.32.1	Current Report on Form 8-K, filed December 22, 2005

(10.33)		*Restated Trust Agreement for Employee Stock Benefit Trust	10	.33.1	1997 Annual Report on Form 10-K, filed March 26, 1998

(10	.33.1)	*Common Stock Purchase Agreement	10.2		Current Report on Form 8-K, filed October 25, 1996

(10	.33.2)	*Restated Promissory Note	10	.33.3	1997 Annual Report on Form 10-K, filed March 26, 1998

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10.34)		*Amended and Restated Capital Accumulation Plan (“CAP”)	10.34		1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.34.1)	*Trust under CAP	4.2		Registration Statement on Form S-8 (File No. 333-38707), filed October 24, 1997

(10	.34.2)	*Amendment No. 1 to CAP	10	.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.34.3)	*Amendment No. 2 to CAP	10	.34.3	2001 Annual Report on Form 10-K, filed March 4, 2002

(99.1)		Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	99.1		2004 Annual Report on Form 10-K, filed March 17, 2005

(99.2)		*Stock Ownership Policy	99.2		2003 Annual Report on Form 10-K, filed March 11, 2004

(1)	Unless otherwise noted, the File Number for all documents is File No. 1-7685.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).

v

SUBMITTED HEREWITH:

Exhibit No.	Item

10.4	*Non-Employee Director Compensation Summary
12	Computation of Ratio of Earnings to Fixed Changes
13	Portions of Annual Report to Shareholders for fiscal year ended December 31, 2005
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm (see page S-4)
24	Power of Attorney
31.1	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).
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