Form 10-Q
period 2006-04-01
AVERY DENNISON CORPORATION
filed 2006-05-11
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (626) 304-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of April 28, 2006: 109,768,270

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2006 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	April 1, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$39.1	$98.5
Trade accounts receivable, less allowances of $63.2 and $61.6 for 2006 and 2005, respectively	836.7	863.2
Inventories, net	460.5	439.7
Current deferred taxes and other current assets	169.8	156.9

Total current assets	1,506.1	1,558.3
Property, plant and equipment	2,655.1	2,678.1
Accumulated depreciation	(1,374.2)	(1,382.4)

Property, plant and equipment, net	1,280.9	1,295.7
Goodwill	676.6	673.1
Other intangibles resulting from business acquisitions, net	96.8	98.7
Other assets	582.1	578.1

	$4,142.5	$4,203.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$376.4	$364.7
Accounts payable	606.2	577.9
Other current liabilities	454.1	583.0

Total current liabilities	1,436.7	1,525.6
Long-term debt	720.8	723.0
Non-current deferred taxes and other long-term liabilities	420.5	443.4
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at April 1, 2006 and December 31, 2005; issued – 124,126,624 shares at April 1, 2006 and December 31, 2005; outstanding – 99,846,380 shares and 99,727,160 shares at April 1, 2006 and December 31, 2005, respectively	124.1	124.1
Capital in excess of par value	772.7	729.5
Retained earnings	1,971.2	1,945.3
Cost of unallocated ESOP shares	(7.7)	(7.7)
Employee stock benefit trusts, 9,887,390 shares and 10,006,610 shares at April 1, 2006 and December 31, 2005, respectively	(577.0)	(552.0)
Treasury stock at cost, 14,362,854 shares at April 1, 2006 and December 31, 2005	(638.2)	(638.2)
Accumulated other comprehensive loss	(80.6)	(89.1)

Total shareholders’ equity	1,564.5	1,511.9

	$4,142.5	$4,203.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 1, 2006	April 2, 2005

Net sales	$1,337.2	$1,342.8
Cost of products sold	982.0	990.9

Gross profit	355.2	351.9
Marketing, general and administrative expense	244.8	254.4
Interest expense	14.5	14.5
Other expense, net	7.6	3.3

Income from continuing operations before taxes	88.3	79.7
Taxes on income	19.4	20.6

Income from continuing operations	68.9	59.1
Loss from discontinued operations, net of tax	(.2)	(1.4)

Net income	$68.7	$57.7

Per share amounts:
Net income (loss) per common share:
Continuing operations	$.69	$.59
Discontinued operations	—	(.01)

Net income per common share	$.69	$.58

Net income (loss) per common share, assuming dilution:
Continuing operations	$.69	$.58
Discontinued operations	—	(.01)

Net income per common share, assuming dilution	$.69	$.57

Dividends	$.39	$.38

Average shares outstanding:
Common shares	99.8	100.1
Common shares, assuming dilution	100.1	100.7

Common shares outstanding at period end	99.8	100.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005

Operating Activities
Net income	$68.7	$57.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	39.0	38.2
Amortization	10.7	11.6
Deferred taxes	.1	(.6)
Asset impairment and net loss (gain) on sale of assets	1.2	.3
Other non-cash items, net	3.6	(4.5)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(101.6)	(105.4)

Net cash provided by (used in) operating activities	21.7	(2.7)

Investing Activities
Purchase of property, plant and equipment	(51.5)	(43.9)
Purchase of software and other deferred charges	(8.8)	(4.9)
Proceeds from sale of assets	5.2	5.2
Other	(1.0)	5.8

Net cash used in investing activities	(56.1)	(37.8)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	8.5	103.6
Additional borrowings (maturities longer than 90 days)	—	.3
Payments of debt (maturities longer than 90 days)	(1.1)	(60.2)
Dividends paid	(42.8)	(41.9)
Proceeds from exercise of stock options, net	5.8	2.7
Other	4.0	4.0

Net cash (used in) provided by financing activities	(25.6)	8.5

Effect of foreign currency translation on cash balances	.6	.2

Decrease in cash and cash equivalents	(59.4)	(31.8)
Cash and cash equivalents, beginning of period	98.5	84.8

Cash and cash equivalents, end of period	$39.1	$53.0

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
The accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Avery Dennison Corporation’s (the “Company”) interim results. The unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in the Company’s 2005 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.
Certain prior year amounts have been reclassified to conform with the current year presentation. In 2006, shipping and handling costs (approximately $34 million for the first quarter of 2006 compared to approximately $36 million for the first quarter of 2005 and approximately $145 million for the full year of 2005), which were previously classified in “Marketing, general and administrative expense” for the Office and Consumer Products segment, Retail Information Services segment, and industrial and automotive products business (included with other specialty converting businesses) were reclassified into “Cost of products sold,” to align our businesses around a standard methodology. With this reclassification, shipping and handling costs for the Company are included as an element of cost of products sold.
The first quarters of 2006 and 2005 consisted of thirteen-week periods ending April 1, 2006 and April 2, 2005, respectively. The interim results of operations are not necessarily indicative of future financial results.
Note 2. Discontinued Operations
In December 2005, the Company announced its plan to sell its raised reflective pavement marker business. This divestiture is expected to be completed during the second quarter of 2006. The results of this business have been accounted for as discontinued operations for the years presented herein. This business was previously included in the Pressure-sensitive Materials segment.
Summarized, combined statement of income for discontinued operations:

	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005

Net sales	$3.7	$3.5

Loss before taxes	$(.3)	$(1.7)
Tax benefit	(.1)	(.3)

Loss from discontinued operations, net of tax	$(.2)	$(1.4)

Amortization expense for other intangible assets related to discontinued operations was $.5 million for the three months ended April 2, 2005.
Summarized, combined balance sheet for discontinued operations (classified as held-for-sale):

(In millions)	April 1, 2006	December 31, 2005

Current assets	$3.9	$3.9

Property, plant and equipment, net	4.8	5.1
Other assets	2.8	2.9

Total noncurrent assets (included in “Other assets” in the Condensed Consolidated Balance Sheet)	7.6	8.0

Current liabilities	1.1	2.2

Noncurrent liabilities	.5	.5

Note 3. Accounts Receivable
The Company recorded expenses of $8.1 million and $10 million for the three months ended April 1, 2006 and April 2, 2005, respectively, related to the allowances for trade accounts receivable. The Company records these allowances based on estimates related to the following factors:
•	Customer specific allowances

•	Amounts based upon an aging schedule

•	An estimated amount, based on the Company’s historical experience

Avery Dennison Corporation
Note 4. Inventories
Inventories consisted of:

(In millions)	April 1, 2006	December 31, 2005

Raw materials	$155.9	$132.8
Work-in-progress	108.5	101.6
Finished goods	212.8	220.9

Inventories at lower of FIFO cost or market (approximates replacement cost)	477.2	455.3
Less LIFO adjustment	(16.7)	(15.6)

	$460.5	$439.7

Note 5. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill from continuing operations for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Office and	Retail	specialty
	sensitive	Consumer	Information	converting
(In millions)	Materials	Products	Services	businesses	Total

Balance as of January 1, 2005	$334.6	$170.4	$205.3	$.3	$710.6
Goodwill acquired during the period	—	—	1.1	—	1.1
Acquisition adjustments (1)	—	—	(2.7)	—	(2.7)
Translation adjustments	(21.0)	(12.5)	(2.4)	—	(35.9)

Balance as of December 31, 2005	313.6	157.9	201.3	.3	673.1
Acquisition adjustments (2)	—	—	.2	—	.2
Translation adjustments	2.2	.8	.3	—	3.3

Balance as of April 1, 2006	$315.8	$158.7	$201.8	$.3	$676.6

(1)	Acquisition adjustments in 2005 consisted of purchase price allocation of the Rinke Etiketten acquisition and resolution of claims associated with RVL Packaging, Inc.

(2)	Acquisition adjustments in 2006 consisted of purchase price allocation of a small acquisition in 2005.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at April 1, 2006 and December 31, 2005, which continue to be amortized:

	April 1, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$86.6	$20.2	$66.4	$85.7	$19.0	$66.7
Trade names and trademarks	40.5	27.3	13.2	40.1	25.6	14.5
Patented and other acquired technology	26.4	9.9	16.5	26.4	9.6	16.8
Other intangibles	4.4	3.7	.7	4.4	3.7	.7

Total	$157.9	$61.1	$96.8	$156.6	$57.9	$98.7

Amortization expense on other intangible assets resulting from business acquisitions was $2.6 million and $3.1 million for the three months ended April 1, 2006, and April 2, 2005, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are twenty-two years for customer relationships, twelve years for trade names and trademarks, eighteen years for patented and other acquired technology, seven years for other intangibles, and eighteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and each of the next four fiscal years is expected to be approximately $10 million, $7 million, $6 million, $6 million and $6 million, respectively.
Note 6. Financial Instruments
The Company enters into certain foreign exchange hedge contracts to reduce its risk from exchange rate fluctuations associated with

Avery Dennison Corporation
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
During the three months ended April 1, 2006, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness was a net loss of $1.3 million and $2.3 million during the quarters ended April 1, 2006 and April 2, 2005, respectively. A net loss of approximately $3.2 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
In connection with the issuance of $250 million of 10-year senior notes in January 2003, the Company settled a forward starting interest rate swap at a loss of $32.5 million. The loss is being amortized to interest expense over a 10-year period, which corresponds to the term of the related debt.
Note 7. Pensions and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

					U.S. Postretirement Health
	Pension Benefits				Benefits
	Three Months Ended				Three Months Ended
(In millions)	April 1, 2006		April 2, 2005		April 1, 2006	April 2, 2005
	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$4.9	$3.2	$5.2	$3.1	$.3	$.4
Interest cost	7.2	4.6	6.9	5.0	.5	.6
Expected return on plan assets	(11.7)	(4.7)	(10.7)	(5.6)	—	—
Recognized net actuarial loss	1.9	1.6	1.3	1.0	.4	.2
Amortization of prior service cost	.5	.1	.5	.1	(.5)	(.2)
Amortization of transition obligation or asset	—	(.3)	(.1)	(.3)	—	—

Net periodic benefit cost	$2.8	$4.5	$3.1	$3.3	$.7	$1.0

The Company contributed $25.5 million and $.4 million to its U.S. pension plans during the three months ended April 1, 2006 and April 2, 2005, respectively. The Company expects to contribute an additional $2.1 million to its U.S. pension plans for the remainder of 2006, totaling $27.6 million for the full year 2006 compared to $26.4 million for the full year 2005. Additionally, the Company contributed $.8 million and $1 million to its postretirement health benefit plans during the three months ended April 1, 2006 and April 2, 2005, respectively. For the remainder of 2006, the Company expects to contribute an additional $2.5 million to its postretirement health benefit plans.
The Company contributed $2 million and $2.5 million to its international pension plans during the three months ended April 1, 2006 and April 2, 2005, respectively. For the remainder of 2006, the Company expects to contribute approximately $5 million to its international pension plans.
Note 8. Research and Development
Research and development expense for the three months ended April 1, 2006 and April 2, 2005 was $21.7 million and $23.1 million, respectively.
Note 9. Stock-Based Compensation
The Board of Directors previously authorized the issuance of up to 18 million shares to be used for the issuance of stock options and the funding of other Company obligations arising from various employee benefit plans. The remaining shares available are held in the Company’s Employee Stock Benefit Trust (“ESBT”). The ESBT common stock is carried at market value with changes in share price from prior reporting periods reflected as an adjustment to capital in excess of par value.
The Company maintains various stock option and incentive plans. Under these plans, stock options granted to directors and employees may be granted at no less than 100% of the fair market value of the Company’s common stock on the date of the grant. Options generally vest ratably over a two-year period for directors, and over a four-year period for employees.

Avery Dennison Corporation
Prior to fiscal year 2005, options for certain officers may cliff-vest over a 3- to 9.75-year period based on the Company’s performance. Unexercised options expire ten years from the date of grant. All stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.
Prior to January 1, 2006, the Company accounted for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended. Except for costs related to restricted stock units (“RSUs”) and restricted stock, no stock-based compensation cost was recognized in net income.
Effective January 1, 2006, the Company began recognizing expense for stock options to comply with the provisions of the reissued SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective application transition method. As permitted by this transition method, results for the prior periods have not been restated.
Valuation of Stock Options
The Company’s stock-based compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period. The fair value of the Company’s stock option awards is estimated as of the date of grant using the Black-Scholes option-pricing model. This model requires input assumptions for the Company’s expected dividend yield, expected volatility, risk-free interest rate and the expected life of the options. The terms used in this footnote are used as described in SFAS No. 123(R).
Expected dividend yield was based on the current annual dividend divided by the 12-month average monthly stock price prior to grant.
Expected volatility for options granted during the first three months of 2006 was based on the implied volatility of publicly traded options with an exercise price close to the exercise price of these options. Expected volatility for options granted prior to 2006 was based on historical volatility of the Company’s stock price.
Risk-free rate was based on the average of the weekly 5-year T-Bond rate for the 52-week period prior to grant.
Expected term was determined based on historical experience under the Company’s stock option plan.
The weighted-average fair value per share of options granted during the first three months of 2006 was $12.74, compared to $12.64 for the year ended 2005 and $11.18 for the year ended 2004. The underlying assumptions used for the first three months of 2006 were as follows:

April 1, 2006

Risk-free interest rate	4.13%
Expected stock price volatility	23.50%
Expected dividend yield	2.78%
Expected option term	5.5 years

As permitted by SFAS No. 123(R), underlying assumptions used for stock options granted prior to January 1, 2006 were retained.
Effect of Stock Options on Net Income
Net income for the first three months of 2006 includes pretax stock-based compensation expense of $6.8 million, or $.04 per share, assuming dilution. This expense was included in “Marketing, general and administrative expense” and was recorded in each of the Company’s operating segments, as appropriate.
The provisions of SFAS No. 123(R) require that options granted to retirement-eligible employees be treated as though they were immediately vested; as a result, the compensation expense related to such options, totaling $2.6 million, or $.02 per share, assuming dilution, was recognized during the first three months of 2006 and is included in the compensation expense noted above.
No stock-based compensation cost was capitalized for the three months ended April 1, 2006. As of January 1, 2006, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits related to employee stock-based compensation awards in accordance with the provisions of SFAS No. 123(R).
The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s stock option plans during the first three months of 2005.

Avery Dennison Corporation

Three Months Ended
(In millions, except per share amounts)	April 2, 2005

Net income, as reported	$57.7

Compensation expense, net of tax	(4.1)

Net income, pro forma	$53.6

Net income per share, as reported	$.58
Net income per share, assuming dilution, as reported	.57

Pro forma net income per share	$.54
Pro forma net income per share, assuming dilution	.53

The following table sets forth stock option information relative to the Company’s stock option plans:

			Weighted-average
	Number		remaining	Aggregate
	of options	Weighted-average	contractual life	intrinsic value
	(in thousands)	exercise price	(in years)	(in millions)

Outstanding at December 31, 2005	10,853.2	$56.32	6.9	—
Granted	2.2	60.12	—	—
Exercised	(119.2)	48.76	—	—
Forfeited or expired	(125.0)	59.04	—	—

Outstanding at April 1, 2006	10,611.2	$56.37	6.7	$37.1
Options exercisable at April 1, 2006	5,397.2	$53.88	5.0	$31.9
Options vested and expected to vest as of April 1, 2006	9,642.5	$56.13	6.5	$36.1

The total intrinsic value of stock options exercised during the first three months of 2006 was $1.4 million and cash received from the exercise of these stock options was $5.8 million. The windfall tax benefit realized by the Company from these exercised options was $.4 million. The intrinsic value of the stock options was based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.
The following table summarizes the Company’s unvested options:

	Number of options	Weighted-average
	(in thousands)	exercise price

Unvested options outstanding at December 31, 2005	5,607.0	$58.99
Granted	2.2	60.12
Vested	(270.2)	59.80
Forfeited or expired	(125.0)	59.04

Unvested options outstanding at April 1, 2006	5,214.0	$58.95

As of April 1, 2006, the Company has approximately $31 million of unrecognized compensation cost related to unvested stock option awards granted under the Company’s plans. This cost is expected to be recognized over the remaining requisite service period for these awards.
Restricted Stock Units and Restricted Stock
In December 2005, the Board of Directors approved the award of RSUs, which were issued under the Company’s stock option and incentive plan. In 2005, RSUs were granted to certain employees, which consisted of two groups of employees. These RSUs include dividend equivalents in the form of additional RSUs, which are equivalent to the amount of the dividend paid or property distributed on a single share of common stock multiplied by the number of RSUs in the employee’s account. Vesting for the two groups of RSUs is as follows:
•	A vesting period of 3 years provided that a certain performance objective is met at the end of the third year after the year of the award. If the performance objective is not achieved at the end of the third year, the same unvested RSUs will be subject to meeting the performance objective at the end of the fourth year, and if not achieved at the end of the fourth year, then the fifth year following the year of grant

Avery Dennison Corporation
•	A vesting period of 3 years, provided that employment continues for 3 years after the date of the award.
For both groups, if the above vesting conditions are not met, the RSUs will be forfeited.
The following table summarizes information about awarded RSUs:

	Number of RSUs	Weighted-average
	(in thousands)	grant price

Outstanding at December 31, 2005	93.5	$59.47
Granted	—	—
Forfeited or expired	.7	59.47

Outstanding at April 1, 2006	92.8	$59.47

The total compensation expense related to RSUs and restricted stock is amortized on a straight-line basis over the requisite service period.
During the first three months of 2006, the pretax compensation expense related to RSUs was $1.2 million, or $.01 per share, assuming dilution.
During 2005, the Company also awarded 30,000 shares of restricted stock, which vest in two equal increments: the first in 2009; the second in 2012. Pretax compensation expense of $.1 million was recorded for this award during the first three months of 2006.
As of April 1, 2006, the Company has approximately $5 million of unrecognized compensation cost related to unvested RSUs and restricted stock. This cost is expected to be recognized over the remaining requisite service period for these awards.
Note 10. Cost Reduction Actions
Severance charges recorded under the restructuring actions below are included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. Charges below are included in “Other expense, net” in the Consolidated Statement of Income.
First Quarter 2006
In the first quarter of 2006, the Company recorded a pretax charge of $7.2 million related to restructuring costs and asset impairment charges. The charge included severance and related costs of $5.4 million related to the elimination of approximately 100 positions worldwide. Final payments to the terminated employees will be made during 2006 and 2007. At April 1, 2006, approximately 40 employees impacted by these actions remain with the Company, and are expected to leave in 2006. Also included in the charge was $1.8 million related to asset impairments based on the value of the assets.

	Pressure-	Office and	Retail
	sensitive	Consumer	Information
	Materials	Products	Services
(In millions)	Segment	Segment	Segment	Corporate	Total

Severance and other employee costs
Beginning balance	$2.6	$.8	$2.0	$—	$5.4
Payments	(.5)	—	(.5)	—	(1.0)

Balance at April 1, 2006	$2.1	$.8	$1.5	$—	$4.4

Asset Impairments	$1.0	$—	$.3	$.5	$1.8

Fourth Quarter 2005
In the fourth quarter of 2005, the Company recorded a pretax charge of $55.5 million associated with restructuring actions ($41.1 million), as well as product line divestitures ($14.4 million). The charge included severance and related costs of $32.9 million related to the elimination of approximately 850 positions worldwide (approximately 700 positions related to restructuring and 150 positions related to product line divestitures). Final payments to the terminated employees will be made during 2006 and 2007. At April 1, 2006, approximately 250 employees impacted by these actions remain with the Company, and are expected to leave by 2007. Also included in the charge was $22.6 million related to asset impairment, lease cancellation costs and other associated costs. Asset impairments were based on the market value of the assets. The table below details the activity related to this program:

Avery Dennison Corporation

	Pressure-	Office and	Retail	Other
	sensitive	Consumer	Information	specialty
	Materials	Products	Services	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Severance and other employee costs
Beginning balance	$15.1	$6.8	$5.6	$2.5	$2.9	$32.9
Payments	(2.5)	(1.4)	(.4)	(1.0)	—	(5.3)

Balance at December 31, 2005	12.6	5.4	5.2	1.5	2.9	27.6
Payments	(4.6)	(2.5)	(.7)	(1.4)	(1.1)	(10.3)

Balance at April 1, 2006	$8.0	$2.9	$4.5	$.1	$1.8	$17.3

Second Quarter 2005
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
First Quarter 2005
In the first quarter of 2005, the Company recorded a pretax charge of $6.7 million relating to restructuring costs and asset impairment charges, partially offset by a gain on sale of assets of $3.4 million. The charge included severance and related costs of $4 million related to the elimination of approximately 170 positions in the Office and Consumer Products segment as a result of the Company’s closure of the Gainesville, Georgia label converting plant. At April 1, 2006, all employees impacted by these actions had left the Company and final payments were complete. Also included in the charge was $2.7 million related to impairment of buildings and land in the Pressure-sensitive Materials segment. Asset impairments were based on the market value of the assets.
Note 11. Foreign Currency
Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies increased net income by $.8 million for the three months ended April 1, 2006 and decreased income by $2.3 million for the three months ended April 2, 2005. In 2005, operations in hyperinflationary economies consisted of the Company’s operations in the Dominican Republic and Turkey, for which the translation gains and losses are included in net income. In 2006, the Company’s operations in Turkey converted to local currency as the functional currency because the economy is no longer in hyperinflationary status. Therefore in 2006, the Dominican Republic is the only hyperinflationary economy in which the Company operates.
Note 12. Taxes Based on Income
The effective tax rate was 22.0% and 25.8% for the three months ended April 1, 2006 and April 2, 2005, respectively. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for such foreign earnings because the Company plans to indefinitely reinvest these amounts.
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

Avery Dennison Corporation
Note 13. Net Income Per Share
Net income per common share amounts were computed as follows:

	Three Months Ended
(In millions, except per share amounts)	April 1, 2006	April 2, 2005

(A) Income from continuing operations	$68.9	$59.1
(B) Loss from discontinued operations	(.2)	(1.4)

(C) Net income available to common shareholders	$68.7	$57.7

(D) Weighted-average number of common shares outstanding	99.8	100.1
Dilutive shares (additional common shares issuable under employee stock options, RSUs and restricted stock and contingently issuable shares under an acquisition agreement in 2005)	.3	.6

(E) Weighted-average number of common shares outstanding, assuming dilution	100.1	100.7

Income from continuing operations per common share (A) ÷ (D)	$.69	$.59
Loss from discontinued operations per common share (B) ÷ (D)	—	(.01)

Net income per common share (C) ÷ (D)	$.69	$.58

Income from continuing operations per common share, assuming dilution (A) ÷ (E)	$.69	$.58

Loss from discontinued operations per common share, assuming dilution (B) ÷ (E)	—	(.01)

Net income per common share, assuming dilution (C) ÷ (E)	$.69	$.57

Certain employee stock options, RSUs and shares of restricted stock were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. The amount excluded from the computation was 5.8 million and 1.3 million for the three months ended April 1, 2006 and April 2, 2005, respectively. The amount excluded for 2006 reflected the impact of additional dilutive shares following the calculation of assumed proceeds under the treasury stock method, as prescribed by SFAS No. 123(R).
Note 14. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $77.2 million and $24 million for the three months ended April 1, 2006 and April 2, 2005, respectively.
The components of accumulated other comprehensive loss at the end of the following periods were as follows:

(In millions)	April 1, 2006	December 31, 2005

Foreign currency translation adjustment	$46.4	$36.6
Minimum pension liability	(111.8)	(111.8)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(15.2)	(13.9)

Total accumulated other comprehensive loss	$(80.6)	$(89.1)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, was as follows:

(In millions)	April 1, 2006

Beginning accumulated derivative loss	$(13.9)
Net loss reclassified to earnings	1.3
Net change in the revaluation of hedging transactions	(2.6)

Ending accumulated derivative loss	$(15.2)

Note 15. Commitments and Contingencies
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

Avery Dennison Corporation
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
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed the Arizona complaint without prejudice on October 4, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Webtego on February 16, 2005, in the Court of Common Pleas for Cuyahoga County, Ohio; by D.R. Ward Construction Co. on February 17, 2005, in the Superior Court for Maricopa County, Arizona; by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. On October 7, 2005, Webtego voluntarily dismissed its complaint. On February 16, 2006, D.R. Ward voluntarily dismissed its complaint. The Company intends to defend the remaining matters vigorously.
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

Avery Dennison Corporation
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
The U.S. Department of Justice’s criminal investigation into competitive practices in the label stock industry is continuing, but the Company believes that the investigation is nearing conclusion, and that the Antitrust Division staff is deciding what next steps may be appropriate.
The Board of Directors created an ad hoc committee comprised of independent directors to oversee the foregoing matters.
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
The Company has accrued liabilities for such sites, including sites in which governmental agencies have designated the Company as a

Avery Dennison Corporation
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
Product warranty liabilities were as follows:

(In millions)	April 1, 2006	December 31, 2005

Balance at beginning of year	$2.5	$1.9
Accruals for warranties issued	.3	1.9
Payments	(.6)	(1.3)

Balance at end of period	$2.2	$2.5

Other
The Company has contacted relevant authorities in the U.S. and reported on the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the Company’s reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of the Company’s reflective business in China in 2005 were approximately $7 million. Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters. However, the Company expects that fines or other penalties could be incurred. While the Company is unable to predict the financial or operating impact of any such fines or penalties, it believes that its behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.
The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At April 1, 2006, the Company had guaranteed approximately $17 million.
The Company guaranteed up to approximately $21 million of certain foreign subsidiaries’ obligations to their suppliers as of April 1, 2006.
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

Avery Dennison Corporation
Note 16. Segment Information
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$787.2	$785.4
Office and Consumer Products	239.9	258.7
Retail Information Services	165.3	157.4
Other specialty converting businesses	144.8	141.3

Net sales to unaffiliated customers	$1,337.2	$1,342.8

Intersegment sales:
Pressure-sensitive Materials	$38.5	$42.0
Office and Consumer Products	.5	.5
Retail Information Services	1.0	1.9
Other specialty converting businesses	3.0	3.4
Eliminations	(43.0)	(47.8)

Intersegment sales	$—	$—

Income from operations before taxes: (1)
Pressure-sensitive Materials	$65.9	$71.3
Office and Consumer Products	35.8	27.7
Retail Information Services	9.0	5.8
Other specialty converting businesses	4.8	3.7
Corporate expenses	(12.7)	(14.3)
Interest expense	(14.5)	(14.5)

Income before taxes	$88.3	$79.7

(1)	Operating income for the first quarter of 2006 included “Other expense, net,” consisting of $7.2 of restructuring costs and asset impairment charges and $.4 for legal accrual related to a patent lawsuit; of the total $7.6 in “Other expense, net,” the Pressure-sensitive Materials segment recorded $4, the Office and Consumer Products segment recorded $.8, the Retail Information Services segment recorded $2.3, and Corporate recorded $.5.

Operating income for the first quarter of 2005 included “Other expense, net,” consisting of $7.5 of restructuring costs and asset impairment charges, partially offset by a gain on sale of assets of $(3.4), of the total $4.1 in “Other expense, net,” the Pressure-sensitive Materials segment recorded $(.7), the Office and Consumer Products segment recorded $4.8.

See Note 10 “Cost Reduction Actions,” for further information.
Note 17. Recent Accounting Requirements
SFAS No. 123(R) and Related Guidance
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This guidance clarifies that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control shall be classified as a liability only when it becomes probable that the event will occur. This guidance is not applicable to the Company.
In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This guidance allows an alternative transition method of tax treatment for initial adoption of SFAS No. 123(R). In accordance with this guidance, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits related to employee stock-based compensation awards as of January 1, 2006.
In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to address recent inquiries from constituents to provide guidance on the application of grant date as defined in SFAS 123 (revised 2004), “Share-Based Payment.” Under this guidance, grant date occurs when a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved if (1) the award is a unilateral grant; and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short time period

Avery Dennison Corporation
from the date of approval. The guidance in this FSP has been applied upon adoption of SFAS No. 123(R).
In August 2005, the FASB issued FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP modifies the requirements of SFAS No. 123 (revised 2004), “Share-Based Payment,” to include freestanding financial instruments originally subject to SFAS No. 123(R) even if the holder is no longer an employee. The guidance in this FSP has been applied upon adoption of SFAS No. 123(R).
In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of the reissued SFAS No. 123(R), “Share-Based Payment,” to the beginning of the first annual reporting period beginning after June 15, 2005. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company adopted the recognition provisions of this Statement in January 2006 and followed the guidance under modified prospective application. The recognition of the related stock option expense was approximately $6.8 million in the first three months of 2006. Compensation expense of approximately $1.3 million related to RSUs and restricted stock was also recognized in the first three months of 2006. Based on current estimates, the pretax expense for stock options for 2006 is expected to be approximately $19 million, based on unvested stock options outstanding as of April 1, 2006.
Other Requirements
In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP clarifies that rental costs of operating leases that are incurred during a construction period should be recognized as rental expense. The guidance in this FSP was applied beginning in 2006. The adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.
In September 2005, the consensus of the Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” was published. An entity may sell inventory to another entity in the same line of business from which it also purchases inventory. This Issue states that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29. In addition, a nonmonetary exchange, whereby an entity transfers finished goods inventory in exchange for the receipt of raw materials or work-in-process inventory within the same line of business, is not an exchange transaction to facilitate sales to customers as described in APB Opinion No. 29, and, therefore, should be recognized by the entity at fair value. Other nonmonetary exchanges of inventory within the same line of business should be recognized at the carrying amount of the inventory transferred. This Issue is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The adoption of this guidance is not expected to have a significant impact on the Company’s financial results of operations and financial position.
In June 2005, the consensus of EITF Issue No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements),” was published. This Issue addresses how an employer should account for the bonus feature and additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II Altersteilzeit (“ATZ”) arrangement, and the government subsidy under Type I and Type II ATZ arrangements. The consensus in this Issue was applicable beginning in fiscal year 2006. The adoption of this Issue has not had a significant impact on the Company’s financial results of operations and financial position.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for fiscal year 2006. In 2006, the Company changed its accounting treatment for shipping and handling costs as described in Note 1 “General,” and retrospectively applied this change by reclassifying shipping and handling costs for previously reported financial statements for comparability to the current period as required by SFAS No. 154. The provisions of SFAS No. 154 were not applicable to the adoption of SFAS No. 123(R), since there are specific transition provisions within SFAS No. 123(R).

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION AND DEFINITION OF TERMS
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements and includes the following sections:

•	Overview and Outlook	19
•	Analysis of Results of Operations for the First Quarter	22
•	Results of Operations by Operating Segment for the First Quarter	24
•	Financial Condition	26
•	Recent Accounting Requirements	30
•	Safe Harbor Statement	31
Our discussion of financial results includes several non-GAAP measures to provide additional information concerning the Company’s performance. We believe these measures provide our investors with supplemental information about the underlying results of the Company’s operations, consistent with the metrics management uses. We will use the following terms:
•	Organic sales growth refers to the change in sales excluding the estimated impact of currency translation, acquisitions and divestitures;

•	Core unit volume refers to a measure of sales performance that excludes the estimated impact of currency translation, acquisitions and divestitures, as well as changes in product mix and pricing;

•	Segment operating income refers to income before interest and taxes;

•	Free cash flow refers to cash flow from operations, less payments for capital expenditures and software; and

•	Working capital from continuing operations refers to working capital excluding the impact of the held-for-sale business and short-term debt.
As a result of the expected sale of our raised reflective pavement marker business in 2006 (discussed below in “Acquisitions and Divestitures”), the discussions which follow generally reflect summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales from continuing operations in the first quarter of 2006 were comparable (a change of negative 0.4%) to the same period in 2005, which reported 8% growth from the previous year, reflecting the factors summarized in the following table.

	Quarter Ended
Estimated change in sales due to:	April 1, 2006	April 2, 2005

Core unit volume	2%	2%
Pricing and product mix	1	2

Organic sales growth(1)	3%	5%
Foreign currency translation	(3)	3
Divestitures, net of acquisitions	<(1)	< 1

Reported sales growth(1)	(0.4)%	8%

(1)	Totals do not sum due to rounding.
Organic sales growth reflected increased sales in a number of businesses, including operations in Asia and Eastern Europe offset by the loss of market share in our North American roll materials business following our implementation of selling price increases in response to higher raw material costs, as well as the loss of sales from exiting certain private label business in our Office and Consumer Products segment.
Net Income
Net income increased $11 million or 19% in the first quarter of 2006 compared to the same period in 2005.
Positive factors affecting the change in net income included:

Avery Dennison Corporation
•	Cost savings from productivity improvement initiatives across all segments and corporate, including restructuring actions taken in 2006 and late 2005

•	Benefit of a lower effective tax rate
Negative factors affecting the change in net income included:
•	Increased raw material and energy-related costs

•	Stock-based compensation and other employee-related costs

•	Restructuring and asset impairment charges in 2006 and associated transition costs, which exceeded charges taken in the first quarter of 2005
Cost Reduction Actions
In late 2005, we initiated company-wide cost reduction efforts which are expected to improve our global operating efficiencies. These actions included a reduction in headcount of approximately 700 positions, which impacted most businesses and geographic regions, and divestitures of several low-margin businesses and product lines. These actions are expected to be completed by the end of 2006. In the first quarter of 2006, we continued our restructuring efforts resulting in a further headcount reduction of approximately 100 positions, as well as the impairment of certain assets; charges related to these actions totaled approximately $7 million. These charges were a part of the previously estimated range for 2006 charges of $10 million to $15 million, which may be higher when plans are finalized. The restructuring actions, including the actions in the fourth quarter of 2005 and 2006, are expected to yield annualized pretax savings of $80 million to $90 million when completed. We expect to reinvest some of the savings in future growth opportunities. We also have incurred transition costs related to these actions, and will incur additional transition costs throughout the year.
In the first quarter of 2005, we recorded charges of approximately $7 million related to the closure of our Gainesville, Georgia label converting plant, which was completed during the third quarter of 2005.
See also Note 10 “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Stock-Based Compensation Expense
In January 2006, we adopted the reissued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” resulting in $6.8 million of stock-based compensation expense related to stock options. The new accounting requirements treat options granted to all retirement-eligible employees as being immediately vested; as a result, the stock option expense recognized in the first quarter is disproportionate to the $19 million expected for the full year 2006. In addition to stock option expense, compensation expense of approximately $1.3 million related to restricted stock units (“RSUs”) and restricted stock was also recognized in the first quarter of 2006. Expenses related to stock-based compensation are recognized in corporate expense and segment operating income, as appropriate.
Effective Rate of Taxes on Income
The effective tax rate was 22.0% for the first quarter of 2006 compared with 25.8% for the same period in 2005, and 20.4% for the full year of 2005. The first quarter of 2006 effective tax rate includes benefits from global audit settlements and the release of certain valuation allowances, as appropriate. The 2006 effective tax rate does not include the benefit of the U.S. Research and Experimental credit (R&D tax credit), which has not been extended beyond December 31, 2005.
Free Cash Flow
We use free cash flow as a measurement tool to assess the cash flow available for other corporate purposes, such as dividends, debt service and repurchase of common stock.

	Quarter Ended
(In millions)	April 1, 2006	April 2, 2005

Net cash provided by (used in) operating activities	$21.7	$(2.7)
Purchase of property, plant and equipment	(51.5)	(43.9)
Purchase of software and other deferred charges	(8.8)	(4.9)

Free cash flow	$(38.6)	$(51.5)

Negative free cash flow in the first quarter of both years reflects seasonal factors, including payment of year-end accruals, as well as

Avery Dennison Corporation
inventory build in anticipation of a seasonally stronger second quarter. The improvement in 2006 reflected higher net income, partially offset by the timing of a $25 million contribution to fund a U.S. pension plan, which was made earlier this year than last year. See “Analysis of Results of Operations” and “Liquidity” below for more information.
Divestitures
In December 2005, we announced our plan to sell our raised reflective pavement marker business, which had sales of approximately $23 million in 2005. This divestiture is expected to be completed during the second quarter of 2006. The results of this business have been accounted for as discontinued operations for the years presented herein. This business was previously included in the Pressure-sensitive Materials segment.
In December 2005, we also announced the divestiture of two product lines. These divestitures were completed in the first quarter of 2006. The first product line divestiture had estimated sales of $60 million in 2005, with minimal impact to income from operations, and was included in the Office and Consumer Products segment. The second product line divestiture had annual sales of approximately $10 million in 2005, with minimal impact to income from operations, and was included with other specialty converting businesses.
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
We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 15 “Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings” and Item 1A, “Risk Factors,” which are herein incorporated by reference.
Outlook
For the full year 2006, we anticipate reported revenue growth in the range of 2% to 3%. We expect the positive impact from price and product mix to be offset by a negative effect of foreign currency translation. Price increases in 2006 are expected to offset ongoing raw material inflation. These expectations are subject to changes in economic and market conditions.
We expect our restructuring and business realignment efforts will reduce costs by $80 million to $90 million when completed. We estimate that 60% to 70% of these savings will be achieved in 2006. However, we expect to reinvest some of the savings in growth initiatives. In addition, we anticipate transition costs in 2006 related to our productivity improvement actions, which are expected to total approximately $15 million to $20 million. Transition costs include accelerated depreciation on assets expected to be retired by the end of 2006, costs of moving equipment and other related costs.
In compliance with the reissued SFAS No. 123(R), we began recognizing expense for stock-based compensation in 2006. We expect the pretax expense related to stock options to be approximately $19 million in 2006 based on unvested stock options outstanding at April 1, 2006, which will have an estimated $.12 per share impact on earnings after tax.

Avery Dennison Corporation
In 2006, we expect an increase in pretax expenses related to our pension plans of approximately $5 million, due to changes in actuarial assumptions for our U.S. and international plans. Our estimate of pension expense will be impacted by changes in foreign currency translation.
We expect continued improvement in marketing, general and administrative expenses as a percent of sales. In 2006, we reclassified shipping and handling costs (totaling approximately $34 million for the first quarter of 2006) to cost of products sold to align our businesses around a standard methodology. In 2005, several of our businesses included these costs in marketing, general and administrative expenses, totaling approximately $145 million for the full year and approximately $36 million for the first quarter of 2005; previous results included herein have been reclassified for comparability to the current year.
The pretax loss from our RFID business in 2006 is expected to be approximately $2 million to $7 million lower than in 2005 due to an expected increase in revenue and reduced spending.
We estimate that pretax interest expense will be between $55 million to $60 million for 2006, assuming expected interest rate increases will be offset by expected reductions in debt.
We anticipate an annual effective tax rate in the range of 20% to 23% for 2006, subject to changes in the geographic mix of income, with potentially wide variances from quarter to quarter.
We expect free cash flow to be approximately $300 million to $350 million for 2006.
We expect capital expenditures for 2006 to be approximately $175 million to $200 million, funded through operating cash flow. Major projects in 2006 include new investments for expansion in China and India, serving both our materials and retail information services businesses, as well as spending to complete a new films coater in the U.S.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER
Income from Continuing Operations Before Taxes

(In millions)	2006	2005

Net sales	$1,337.2	$1,342.8
Cost of products sold	982.0	990.9

Gross profit	355.2	351.9
Marketing, general and administrative expense	244.8	254.4
Interest expense	14.5	14.5
Other expense, net	7.6	3.3

Income from continuing operations before taxes	$88.3	$79.7

As a Percent of Sales:
Gross profit (margin)	26.6%	26.2%
Marketing, general and administrative expense	18.3	18.9
Income from continuing operations before taxes	6.6	5.9

Sales
Sales were essentially unchanged in the first quarter of 2006 compared to the prior year, while sales in the same period of 2005 increased 8%. Organic sales growth was approximately 3% in the first quarter of 2006 compared to approximately 5% in the first quarter of 2005. Organic sales growth in 2006 reflected increased sales in a number of businesses, including operations in Asia and Eastern Europe. Growth in these businesses was offset by the loss of market share (estimated impact of $30 million or more) in our North American roll materials business following our implementation of selling price increases in response to higher raw material costs, as well as the loss of sales from exiting certain private label business in our Office and Consumer Products segment (approximate impact of $5 million).
Foreign currency translation had a negative impact on the change in sales of approximately $35 million in the first quarter of 2006 and had a favorable impact on the change in sales of approximately $34 million in 2005.
Product line divestitures, net of incremental sales from acquisitions, had a negative impact of approximately $5 million in the first quarter of 2006. Incremental sales from acquisitions, net of divestitures, contributed approximately $6 million in 2005.

Avery Dennison Corporation
Gross Profit
Gross profit margin in 2006 benefited from our productivity improvement initiatives, including cost reduction actions. These benefits were partially offset by raw material and energy-related cost inflation, unfavorable segment mix (faster growth in segments with lower gross profit margin as a percent of sales), as well as transition costs associated with restructuring.
In 2006, we reclassified shipping and handling costs to cost of products sold to align our businesses around a standard methodology. In 2005, several of our businesses included these costs in marketing, general and administrative expenses (approximately $34 million for the first quarter of 2006 compared to approximately $36 million for the first quarter of 2005); previous results have been reclassified for comparability to the current year.
Marketing, General and Administrative Expenses
The decrease in marketing, general and administrative expense in 2006 reflected the benefit of productivity improvement initiatives and cost reduction actions, partially offset by the impact of stock-based compensation and other employee-related costs and increased expense associated with information systems, as well as the impact of foreign currency translation.
Other Expense

(In millions, pretax)	2006	2005

Restructuring costs	$5.4	$4.0
Asset impairment	1.8	2.7
Other	.4	(3.4)

Other expense, net	$7.6	$3.3

In the first quarter of 2006, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs, as well as asset impairment costs and an accrual for legal fees related to a patent lawsuit. Restructuring actions included a reduction in headcount of approximately 100 positions, which impacted all of our segments. These charges were part of the company-wide cost reduction efforts begun in late 2005 which are expected to improve our global operating efficiencies. These actions are expected to be completed by the end of 2006.
In the first quarter of 2005, “Other expense, net” consisted of severance and other employee-related costs related to the closure of our Gainesville, Georgia facility and asset impairment charges, partially offset by a gain on sale of assets.
Refer to Note 10 “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2006	2005

Income from continuing operations before taxes	$88.3	$79.7
Taxes on income	19.4	20.6

Income from continuing operations	68.9	59.1
Loss from discontinued operations, net of tax	(.2)	(1.4)

Net income	$68.7	$57.7

Net income per common share	$.69	$.58

Net income per common share, assuming dilution	$.69	$.57

Net income as a percent of sales	5.1%	4.3%

Percent change in:
Net income	19.1%	9.7%
Net income per common share	19.0	9.4
Net income per common share, assuming dilution	21.1	9.6

Taxes on Income
Our effective tax rate for the first quarter of 2006 was 22.0% compared with 25.8% for the same period in 2005, and 20.4% for the full year of 2005. The first quarter of 2006 effective tax rate includes a $2.6 million adjustment representing the combined benefits from global audit settlements and the release of certain valuation allowances, as appropriate. The 2006 effective tax rate does not include the benefit of the U.S. Research and Experimental Credit (R&D tax credit), which has not been extended beyond December 31, 2005.
Loss from Discontinued Operations
Loss from discontinued operations includes our raised reflective pavement marker business as noted in the Overview section above. Income from discontinued operations included net sales of approximately $4 million for the first quarter of 2006 and 2005. Refer to Note 2 “Discontinued Operations,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY SEGMENT FOR THE FIRST QUARTER
Pressure-sensitive Materials Segment

(In millions)	2006	2005

Net sales including intersegment sales	$825.7	$827.4
Less intersegment sales	(38.5)	(42.0)

Net sales	$787.2	$785.4
Operating income (1)	65.9	71.3

(1) Includes restructuring and asset impairment charges, net of gain on sale of assets	$4.0	$(.7)

Net Sales
Sales in our Pressure-sensitive Materials segment in the first quarter of 2006 were comparable to the same period in 2005. The benefits from core unit volume growth and price and product mix were offset by the impact of foreign currency translation of approximately $24 million. Organic sales growth of approximately 3% reflected growth in our roll materials business in Europe and Asia, as well as growth in our graphics and reflective business.
Organic sales growth for the North American roll materials business was negative, with a low single-digit rate of decline. This decline was due to the loss of market share (estimated impact of $30 million or more) related to the implementation of selling price increases to offset raw material inflation. Our roll materials business in Europe experienced mid single-digit organic sales growth resulting from volume growth in the region and a benefit from pricing and product mix, with stronger growth in Eastern Europe. Market expansion contributed to double-digit organic sales growth in the roll materials business in Asia, although the pace of growth moderated in this region compared to the prior year. In Latin America organic sales growth was negative, due in part to loss of market share related to selling price increases. The graphics and reflective business experienced high single-digit organic sales growth, due primarily to core unit volume growth.
Operating Income
Operating income for this segment decreased $5 million or 8% in the first quarter of 2006, reflecting higher raw material and energy-related costs in excess of associated selling price increases, transition costs related to restructuring actions, and stock-based compensation costs recorded in the first quarter of 2006. These cost increases were partially offset by cost savings from restructuring and productivity improvement initiatives. Operating income for this segment included charges related to restructuring costs and asset impairment in the first quarter of 2006. In the first quarter of 2005, asset impairment charges were more than offset by a gain on sale of assets.
Office and Consumer Products Segment

(In millions)	2006	2005

Net sales including intersegment sales	$240.4	$259.2
Less intersegment sales	(.5)	(.5)

Net sales	$239.9	$258.7
Operating income (1)	35.8	27.7

(1) Includes restructuring charges	$.8	$4.0

Net Sales
Sales in our Office and Consumer Products segment decreased 7% in the first quarter of 2006, due to a negative impact from foreign currency translation, a product line divestiture in Europe, and the loss of sales from exiting certain private label business. The negative impact of foreign currency translation was approximately $6 million in the first quarter of 2006. Organic sales growth for the segment was negative, representing a decline of 3% in the first quarter of 2006, including the loss of sales from exiting certain private label business (approximate impact of $5 million).
Operating Income
Operating income for this segment increased $8 million or 29%, reflecting cost savings from productivity improvement initiatives, partially offset by increased raw material costs, as well as transition costs related to a divestiture in 2006, and stock-based compensation

Avery Dennison Corporation
costs recorded in the first quarter of 2006. Operating income in 2006 and 2005 included charges related to restructuring costs and asset impairment charges. In 2005, operating income included charges for the write-off of inventories, primarily related to a product launch.
Retail Information Services Segment

(In millions)	2006	2005

Net sales including intersegment sales	$166.3	$159.3
Less intersegment sales	(1.0)	(1.9)

Net sales	$165.3	$157.4
Operating income (1)	9.0	5.8

(1) Includes restructuring and asset impairment charges	$2.3	$—

Net Sales
Sales in our Retail Information Services segment increased 5% in the first quarter of 2006 compared to the first quarter of 2005. The increase was due primarily to core unit volume growth, reflecting continued growth of the business in Asia, Latin America and Europe. Incremental sales from acquisitions were more than offset by the impact of foreign currency translation of approximately $2 million. Organic sales growth was approximately 6%.
Operating Income
Operating income for this segment increased $3 million or 55% due to the benefit of sales growth and productivity improvement actions, including the ongoing migration of production from Hong Kong to lower cost facilities in mainland China. Partially offsetting these benefits were charges for restructuring and asset impairments in 2006, and stock-based compensation costs recorded in the first quarter of 2006.
Other specialty converting businesses

(In millions)	2006	2005

Net sales including intersegment sales	$147.8	$144.7
Less intersegment sales	(3.0)	(3.4)

Net sales	$144.8	$141.3
Operating income	4.8	3.7

Net Sales
Sales in our other specialty converting businesses increased 2% in 2006 compared to the first quarter of 2005, due to core unit volume growth and a positive impact of pricing and product mix, partially offset by the impact of foreign currency translation. The negative impact of foreign currency translation on the change in sales was approximately $3 million in 2006. Organic sales growth was approximately 5%.
Operating Income
Operating income for these businesses increased $1 million or 30% reflecting sales growth and cost savings from restructuring and productivity improvement initiatives, partially offset by higher energy-related costs and stock-based compensation costs recorded in the first quarter of 2006.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities for the First Quarter:

(In millions)	2006	2005

Net income	$68.7	$57.7
Depreciation and amortization	49.7	49.8
Deferred taxes	.1	(.6)
Asset impairment and net (gain) loss on sale of assets	1.2	.3
Other non-cash items, net	3.6	(4.5)
Changes in assets and liabilities, net of effect of business acquisitions and divestitures	(101.6)	(105.4)

Net cash provided by (used in) operating activities	$21.7	$(2.7)

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation and the impact of acquisitions and divestitures and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).
2006
Cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
Uses of cash
•	Accounts payable and accrued liabilities reflected the timing of payments and accruals, including payments for trade rebates, bonuses and severance and related benefits

•	Inventory reflected build of inventory for the back-to-school season in North America and other seasonal effects

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $28 million to our pension and postretirement health benefit plans during the first quarter of 2006, partially offset by benefit payments
Sources of cash
•	Accounts receivable reflected the timing of collections and a decrease in the average days sales outstanding from the previous quarter
2005
Cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
Uses of cash
•	Accounts payable and accrued liabilities reflected the timing of payments including payments for trade rebates and bonuses in the first quarter

•	Inventory reflected build of inventory for the back-to-school season in North America and the closure of the Gainesville, Georgia plant, as well as additional purchasing in Europe after relief from a raw material supply shortage in the previous quarter
Sources of cash
•	Accounts receivable reflected improved collections and a decrease in the average days sales outstanding
Cash Flow Used in Investing Activities for the First Quarter:

(In millions)	2006	2005

Purchase of property, plant and equipment	$(51.5)	$(43.9)
Purchase of software and other deferred charges	(8.8)	(4.9)
Proceeds from sale of assets	5.2	5.2
Other	(1.0)	5.8

Net cash used in investing activities	$(56.1)	$(37.8)

Capital Spending
Our major capital projects in 2006 include investments for expansion in China and India serving both our materials and retail information services businesses, as well as spending to complete our new films coater in the U.S.

Avery Dennison Corporation
Cash Flow Used in Financing Activities for the First Quarter:

(In millions)	2006	2005

Net change in borrowings and payments of debt	$7.4	$43.7
Dividends paid	(42.8)	(41.9)
Proceeds from exercise of stock options	5.8	2.7
Other	4.0	4.0

Net cash used in financing activities	$(25.6)	$8.5

Borrowings and Repayment of Debt
The $60 million one-year callable commercial notes issued in January 2004 were paid at maturity in 2005.
Shareholders’ Equity
Our shareholders’ equity was $1.56 billion at April 1, 2006 compared to $1.54 billion at April 2, 2005. Our annual dividend per share increased to $.39 in the first quarter of 2006 from $.38 in the first quarter of 2005.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill increased $3 million during the first quarter of 2006 due primarily to foreign currency translation.
Net other intangibles resulting from business acquisitions decreased $2 million during the first quarter of 2006 due to amortization expense (approximately $3 million) partially offset by the impact of foreign currency translation (approximately $1 million).
Other assets increased approximately $4 million during the first quarter of 2006 due primarily to increases in the cash surrender value of corporate-owned life insurance (approximately $8 million) and non-current deferred taxes (approximately $3 million), partially offset by amortization of software and other deferred charges (approximately $8 million).
Other Shareholders’ Equity Accounts
Our employee stock benefit trusts increased approximately $25 million, due to an increase in the market value of shares held in the trust of approximately $32 million during the first quarter of 2006, partially offset by the issuance of shares under our stock option and incentive plans of approximately $7 million during the first quarter of 2006.
Effect of Foreign Currency
International operations generated approximately 55% of our net sales in the first quarter of 2006. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. To reduce our income statement exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.
Impact of Foreign Currency Translation for the First Quarter:

(In millions)	2006	2005

Change in net sales	$(35)	$34
Change in net income	(2)	1

The decrease in the first quarter of 2006 reflected the strength of the U.S. dollar against the Euro, British pound and Swiss franc, partially offset by the strength of the Brazilian real and Canadian dollar against the U.S. dollar. The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because our products are generally sourced in the currencies in which they are sold. As a result, the impact of foreign exchange rates on sales is accompanied by a partially offsetting impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income.
Translation gains and losses for operations in hyperinflationary economies were included in our net income. Operations are treated as being in a hyperinflationary economy for accounting purposes, based on the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of our operations in the Dominican Republic. These operations were not significant to our consolidated financial position or results of operations. In 2006, Turkey was removed from hyperinflationary status and became local currency functional.
Analysis of Selected Financial Ratios
We utilize certain financial ratios to assess our financial condition and operating performance, as discussed in detail below.
Working Capital Ratio
Working capital (current assets minus current liabilities), as a percent of net sales, decreased in 2006 primarily due to an increase in short-term debt. Working capital from continuing operations, as a percent of net sales, is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements, because it excludes the impact of fluctuations due to our financing activities. The timing of financing activities is not necessarily related to our current operations and would tend to distort the working capital ratio from period to period. Our objective is to minimize our investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.

Avery Dennison Corporation
Working capital from continuing operations for the first quarter:

(In millions)	2006	2005

(A) Working capital (current assets minus current liabilities)	$66.6	$197.8
Reconciling item:
Short-term and current portion of long-term debt	376.4	231.9

(B) Working capital from continuing operations	$443.0	$429.7

(C) Annualized net sales (quarterly sales x 4)	$5,348.8	$5,371.2

Working capital, as a percent of net sales (A) ÷ (C)	1.2%	3.7%

Working capital from continuing operations as a percent of net sales (B) ÷ (C)	8.3%	8.0%

In the first quarter of 2006, the increase in working capital from continuing operations, as a percent of sales, was primarily due to changes in refundable income taxes, accrued payroll and benefits, and trade accounts receivable, partially offset by the change in cash and cash equivalents, inventories and accounts payable. These changes included the impact of currency.
Accounts Receivable Ratio
The average number of days sales outstanding was 57 days in the first quarter of 2006 compared to 56 days in the first quarter of 2005, calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the quarter.
Inventory Ratio
Average inventory turnover was 8.5 in the first quarter of 2006 compared to 8.1 in the first quarter of 2005, calculated using the annualized cost of sales (quarterly cost of sales multiplied by 4) divided by the inventory balance at quarter-end.
Debt and Shareholders’ Equity Ratios

	First Quarter Ended
	2006	2005

Total debt to total capital	41.2%	44.4%
Return on average shareholders’ equity	17.9	15.0
Return on average total capital	12.2	9.9

The decrease in the total debt to total capital ratio was due to a decrease in total debt outstanding, resulting from payments during 2005, combined with an increase in total capital.
Increases in the returns on equity and total capital in the first quarter of 2006 compared to the first quarter of 2005 were primarily due to higher net income. These ratios are computed using annualized net income (quarterly net income multiplied by 4) and a two-quarter average denominator for equity and total debt accounts.
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
Capital from Debt
Our total debt increased approximately $10 million in 2006 to $1.1 billion compared to $1.09 billion at year end 2005, reflecting increased short-term borrowing and the effect of foreign currency translation.
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
Our credit ratings as of April 1, 2006:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service	A-2	A-	Negative
Moody’s Investors Service	P2	A3	Stable

Avery Dennison Corporation
Contractual Obligations, Commitments and Off-balance Sheet Arrangements
Industry Investigations
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
We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 15 “Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings” and Item 1A, “Risk Factors,” which are incorporated herein by reference.
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
Other
We have contacted relevant authorities in the U.S. and reported the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of our reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of our reflective business in China in 2005 were approximately $7 million. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. However, we expect that fines or other penalties may be incurred. While we are unable to predict the financial or operating impact of any such fines or penalties, we believe that our behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
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

Avery Dennison Corporation
furnishings and equipment (the “Facility”). We will lease the Facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million. We do not expect the residual value of the Facility to be less than the amount guaranteed.
We participate in receivable financing programs, both domestically and internationally, with several financial institutions whereby we may request advances from these financial institutions. At April 1, 2006, we guaranteed approximately $17 million of these advances.
We guaranteed up to approximately $21 million of certain of our foreign subsidiaries’ obligations to their suppliers as of April 1, 2006.
RECENT ACCOUNTING REQUIREMENTS
SFAS No. 123(R) and Related Guidance
Effective January 1, 2006, we began recognizing expense for stock-based compensation to comply with the provisions of the reissued SFAS No. 123(R), using the modified prospective application transition method. As permitted by this transition method, results for the prior periods have not been restated. In addition, we continued to recognize compensation cost related to outstanding unvested awards as of December 31, 2005 under the original provisions of SFAS No. 123. Stock-based compensation expense for all awards granted after December 31, 2005 was based on the grant date fair value estimated in accordance with SFAS No. 123(R).
Valuation of Stock Options
Our stock-based compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period. The fair value of each of our stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires input assumptions for our expected dividend yield, expected volatility, risk-free interest rate and the expected life of the options.
Expected dividend yield was based on the current annual dividend divided by the 12-month average monthly stock price prior to grant.
Expected volatility for options granted during the first quarter of 2006 was based on the implied volatility of publicly traded options with an exercise price close to the exercise price of these options. Expected volatility for options granted prior to 2006 was based on historical volatility of our stock price.
Risk-free rate was based on the average of the weekly 5-year T-Bond rate for the 52-week period prior to grant.
Expected term was determined based on historical experience under our stock option plans.
Certain of the assumptions used above are based on management’s estimates. As such, if factors change and such factors require us to change our assumptions and estimates, our stock-based compensation expense could be significantly different in the future.
We have not capitalized costs associated with stock-based compensation.
Accounting for Income Taxes
We also elected to use the short-cut method to calculate the historical pool of windfall tax benefits related to employee stock-based compensation awards.
See Note 9 “Stock-Based Compensation,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other Requirements
During the first quarter of 2006, several other accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”) and the SEC were issued. Refer to Note 17 “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
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
Certain of such risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and Part II, Item 1A, “Risk Factors,” to this Form 10-Q for the quarter ended April 1, 2006, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, ability of the Company to achieve and sustain targeted cost reductions, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, loss of significant contract(s) or customer(s), legal proceedings, including the DOJ criminal investigation, as well as the European Commission (“EC”), Canadian Department of Justice, and Australian Competition and Consumer Commission investigations, into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof (including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, as well as a likely fine by the EC in respect of certain employee misconduct in Europe), impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.
The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) potential adverse developments in legal proceedings and/or investigations regarding competitive activities; (2) the impact of economic conditions on underlying demand for the Company’s products; (3) the impact of competitor’s actions, including expansion in key markets, product offerings and pricing; (4) the degree to which higher raw material and energy costs can be passed on to customers through selling price increases (and previously implemented selling price increases can be sustained), without a significant loss of volume; and (5) the ability of the Company to achieve and sustain targeted cost reductions.
The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes in the information provided in Part II, Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2005.
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

Avery Dennison Corporation
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

Avery Dennison Corporation
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
The Company has accrued liabilities for such sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites which could be identified in the future for cleanup could be higher than the liability currently accrued. Amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.
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

Avery Dennison Corporation
consolidated actions. There has been no discovery and no trial date has been set. The Company intends to defend these matters vigorously.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed the Arizona complaint without prejudice on October 4, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Webtego on February 16, 2005, in the Court of Common Pleas for Cuyahoga County, Ohio; by D.R. Ward Construction Co. on February 17, 2005, in the Superior Court for Maricopa County, Arizona; by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. On October 7, 2005, Webtego voluntarily dismissed its complaint. On February 16, 2006, D.R. Ward voluntarily dismissed its complaint. The Company intends to defend the remaining matters vigorously.
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

Avery Dennison Corporation
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
The U.S. Department of Justice’s criminal investigation into competitive practices in the label stock industry is continuing, but the Company believes that the investigation is nearing conclusion, and that the Antitrust Division staff is deciding what next steps may be appropriate.
The Board of Directors created an ad hoc committee comprised of independent directors to oversee the foregoing matters.
The Company is unable to predict the effect of these matters at this time, although the effect could well be adverse and material.
The Company has contacted relevant authorities in the U.S. and reported the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of the reflective business in China in 2005 were approximately $7 million. Based on findings to date, no changes to the Company’s previously filed financial statements were warranted as a result of these matters. However, the Company expects that fines or other penalties may be incurred. While the Company is unable to predict the financial or operating impact of any such fines or penalties, the Company believes that our behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, the Company believes that the resolution of these other matters will not materially affect us.
ITEM 1A. RISK FACTORS
Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to matters described in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended December 31, 2005, as well as the following:
The Company believes that the U.S. Department of Justice’s criminal investigation is nearing conclusion.
The U.S. Department of Justice’s criminal investigation into competitive practices in the label stock industry is continuing, but the Company believes that the investigation is nearing conclusion, and that the Antitrust Division staff is deciding what next steps may be appropriate.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable

(b)	Not Applicable

(c)	During the period from 1990 through 1999, the Board of Directors authorized the repurchase of an aggregate 40.4 million shares of the Company’s outstanding common stock (the “Program”). The last Board of Directors’ authorization of 5 million shares occurred in October 1999 and has no expiration. The acquired shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. A total of 2.5 million shares remain available for purchase under the Program. There were no shares repurchased or delivered (actually or constructively) to the Company by participants exercising stock options during the first quarter of 2006 under the Company’ stock option plans, in payment of the option exercise price and/or to satisfy withholding tax obligations.

Avery Dennison Corporation
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual stockholders’ meeting on April 27, 2006. The stockholders voted to elect four directors to the Board of Directors, as follows:

	Number of Shares Votes(1)
	For	Withheld
John T. Cardis	98,556,985	2,891,873
David E.I. Pyott	98,827,489	2,621,369
Dean A. Scarborough	98,989,951	2,458,907
Julia A. Stewart	98,724,242	1,724,616

(1)	There were no abstentions or broker non-votes.
Additional information concerning continuing directors called for by this Item is incorporated by reference from pages 3 and 4 of the Company’s 2006 proxy statement.
The results of the voting on the following additional item were as follows:

	For	Against	Abstained	Broker Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm	97,447,440	3,346,616	654,802	—
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 12:	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1:	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Avery Dennison Corporation
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

May 11, 2006