Form 10-Q
period 2006-07-01
AVERY DENNISON CORPORATION
filed 2006-08-10
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006.
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of July 28, 2006: 109,770,520

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2006 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	July 1, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$49.1	$98.5
Trade accounts receivable, less allowances of $65.2 and $61.6 for 2006 and 2005, respectively	898.2	863.2
Inventories, net	479.7	439.7
Current deferred taxes and other current assets	161.9	156.9

Total current assets	1,588.9	1,558.3
Property, plant and equipment	2,704.8	2,678.1
Accumulated depreciation	(1,425.2)	(1,382.4)

Property, plant and equipment, net	1,279.6	1,295.7
Goodwill	684.6	673.1
Other intangibles resulting from business acquisitions, net	96.1	98.7
Other assets	588.1	578.1

	$4,237.3	$4,203.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$326.5	$364.7
Accounts payable	605.4	577.9
Other current liabilities	507.7	583.0

Total current liabilities	1,439.6	1,525.6
Long-term debt	721.1	723.0
Non-current deferred taxes and other long-term liabilities	411.8	443.4
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value, authorized — 400,000,000 shares at July 1, 2006 and December 31, 2005; issued — 124,126,624 shares at July 1, 2006 and December 31, 2005; outstanding — 100,093,161 shares and 99,727,160 shares at July 1, 2006 and December 31, 2005, respectively	124.1	124.1
Capital in excess of par value	775.9	729.5
Retained earnings	2,040.3	1,945.3
Cost of unallocated ESOP shares	(7.7)	(7.7)
Employee stock benefit trusts, 9,645,109 shares and 10,006,610 shares at July 1, 2006 and December 31, 2005, respectively	(558.7)	(552.0)
Treasury stock at cost, 14,358,354 shares and 14,362,854 shares at July 1, 2006 and December 31, 2005, respectively	(638.0)	(638.2)
Accumulated other comprehensive loss	(71.1)	(89.1)

Total shareholders’ equity	1,664.8	1,511.9

	$4,237.3	$4,203.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$1,409.7	$1,411.7	$2,746.9	$2,754.5
Cost of products sold	1,016.7	1,023.6	1,998.7	2,014.5

Gross profit	393.0	388.1	748.2	740.0
Marketing, general and administrative expense	251.3	254.5	496.1	508.9
Interest expense	13.6	15.7	28.1	30.2
Other expense, net	4.0	2.1	11.6	5.4

Income from continuing operations before taxes	124.1	115.8	212.4	195.5
Taxes on income	27.7	26.2	47.1	46.8

Income from continuing operations	96.4	89.6	165.3	148.7
Income (loss) from discontinued operations, net of tax (including gain on disposal of $1.3 and tax benefit of $15.4 in 2006)	15.6	(.2)	15.4	(1.6)

Net income	$112.0	$89.4	$180.7	$147.1

Per share amounts:
Net income (loss) per common share:
Continuing operations	$.96	$.89	$1.66	$1.49
Discontinued operations	.16	—	.15	(.02)

Net income per common share	$1.12	$.89	$1.81	$1.47

Net income (loss) per common share, assuming dilution:
Continuing operations	$.96	$.89	$1.65	$1.48
Discontinued operations	.16	—	.15	(.02)

Net income per common share, assuming dilution	$1.12	$.89	$1.80	$1.46

Dividends	$.39	$.38	$.78	$.76

Average shares outstanding:
Common shares	100.0	100.2	99.9	100.2
Common shares, assuming dilution	100.4	100.6	100.3	100.6

Common shares outstanding at period end	100.1	100.2	100.1	100.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	July 1, 2006	July 2, 2005

Operating Activities
Net income	$180.7	$147.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77.9	77.1
Amortization	21.3	23.1
Deferred taxes	3.7	(1.2)
Asset impairment and net (gain) loss on sale of assets	(6.1)	2.5
Other non-cash items, net	6.7	(4.6)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(151.2)	(155.9)

Net cash provided by operating activities	133.0	88.1

Investing Activities
Purchase of property, plant and equipment	(80.5)	(76.8)
Purchase of software and other deferred charges	(15.7)	(10.0)
Payments for acquisitions	—	(.6)
Proceeds from sale of assets	.9	16.5
Proceeds from sale of businesses and investments	29.3	—
Other	(.8)	4.1

Net cash used in investing activities	(66.8)	(66.8)

Financing Activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(55.7)	55.2
Additional borrowings (maturities longer than 90 days)	—	76.2
Payments of debt (maturities longer than 90 days)	(1.4)	(134.2)
Dividends paid	(85.7)	(83.9)
Proceeds from exercise of stock options, net	18.6	3.1
Other	8.0	8.4

Net cash used in financing activities	(116.2)	(75.2)

Effect of foreign currency translation on cash balances	.6	.1

Decrease in cash and cash equivalents	(49.4)	(53.8)
Cash and cash equivalents, beginning of period	98.5	84.8

Cash and cash equivalents, end of period	$49.1	$31.0

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
Certain prior year amounts have been reclassified to conform with the current year presentation. In 2006, shipping and handling costs (approximately $36 million for the second quarters of 2006 and 2005, approximately $70 million for the first six months of 2006, and approximately $72 million for the first six months of 2005), which were previously classified in “Marketing, general and administrative expense” for the Office and Consumer Products segment, Retail Information Services segment, and most businesses included in the other specialty converting businesses, were reclassified into “Cost of products sold” to align our businesses around a standard accounting policy.
While the Company’s primary segment structure remained the same as reported at year end 2005, in the second quarter of 2006, the Company transferred its business media division out of the Retail Information Services segment and into other specialty converting businesses, to align with a change in its reporting structure. Prior year amounts included herein have been reclassified to conform to the current year presentation.
The second quarters of 2006 and 2005 consisted of thirteen-week periods ending July 1, 2006 and July 2, 2005, respectively. The interim results of operations are not necessarily indicative of future financial results.
Note 2. Discontinued Operations
In December 2005, the Company announced its plan to sell its raised reflective pavement marker business. The divestiture of this business in the U.S. was completed during the second quarter of 2006. The results of this business have been accounted for as discontinued operations for the years presented herein. This business was previously included in the Pressure-sensitive Materials segment.
Summarized, combined statement of income for discontinued operations:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$3.3	$6.9	$7.0	$10.4

Loss before taxes	(.7)	(.2)	$(1.0)	$(1.9)
Taxes on income	.4	—	.3	(.3)

Loss from operations, net of tax	(1.1)	(.2)	(1.3)	(1.6)
Gain on sale of discontinued operations	1.3	—	1.3	—
Tax benefit from sale	(15.4)	—	(15.4)	—

Income (loss) from discontinued operations, net of tax	$15.6	$(.2)	$15.4	$(1.6)

See also Note 12, “Taxes Based on Income.”
Amortization expense for other intangible assets related to discontinued operations was $.5 million and $1 million for the three and six months ended July 2, 2005, respectively.
Summarized, combined balance sheet for discontinued operations (classified as held-for-sale):

(In millions)	July 1, 2006	December 31, 2005

Current assets	$1.1	$3.9

Property, plant and equipment, net	—	5.1
Other assets	—	2.9

Total noncurrent assets (included in “Other assets” in the Condensed Consolidated Balance Sheet)	—	8.0

Current liabilities	.2	2.2

Noncurrent liabilities	$—	$.5

Avery Dennison Corporation
Note 3. Accounts Receivable
The Company recorded expenses related to allowances for trade receivables of $17.4 million for the six months ended July 1, 2006 and $17.1 million for the six months ended July 2, 2005. The Company records these allowances based on estimates related to the following factors:
•	Customer specific allowances

•	Amounts based upon an aging schedule

•	An estimated amount, based on the Company’s historical experience
Note 4. Inventories
Inventories consisted of:

(In millions)	July 1, 2006	December 31, 2005

Raw materials	$161.4	$132.8
Work-in-progress	107.5	101.6
Finished goods	229.5	220.9

Inventories at lower of FIFO cost or market (approximates replacement cost)	498.4	455.3
Less LIFO adjustment	(18.7)	(15.6)

	$479.7	$439.7

Note 5. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill from continuing operations for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Office and	Retail	specialty
	sensitive	Consumer	Information	converting
(In millions)	Materials	Products	Services	businesses	Total

Balance as of January 1, 2005	$334.6	$170.4	$205.3	$.3	$710.6
Goodwill acquired during the period	—	—	1.1	—	1.1
Acquisition adjustments (1)	—	—	(2.7)	—	(2.7)
Translation adjustments	(21.0)	(12.5)	(2.4)	—	(35.9)

Balance as of December 31, 2005	313.6	157.9	201.3	.3	673.1
Transfer of business (2)	—	—	(3.1)	3.1	—
Acquisition adjustments (3)	—	—	.3	—	.3
Translation adjustments	5.7	4.8	.7	—	11.2

Balance as of July 1, 2006	$319.3	$162.7	$199.2	$3.4	$684.6

(1)	Acquisition adjustments in 2005 consisted of purchase price allocation of the Rinke Etiketten acquisition and resolution of claims associated with RVL Packaging, Inc.

(2)	Transfer of business refers to the transfer of the business media division from Retail Information Services to Other specialty converting businesses to align with a change in reporting structure.

(3)	Acquisition adjustments in 2006 consisted of purchase price allocation of a small acquisition in 2005.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at July 1, 2006 and December 31, 2005, which continue to be amortized:

	July 1, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$89.1	$21.9	$67.2	$85.7	$19.0	$66.7
Trade names and trademarks	41.6	29.5	12.1	40.1	25.6	14.5
Patented and other acquired technology	26.4	10.3	16.1	26.4	9.6	16.8
Other intangibles	4.5	3.8	.7	4.4	3.7	.7

Total	$161.6	$65.5	$96.1	$156.6	$57.9	$98.7

Avery Dennison Corporation
Amortization expense on other intangible assets resulting from business acquisitions was $2.8 million and $5.4 million for the three and six months ended July 1, 2006, respectively, and $3.1 million and $6.2 million for the three and six months ended July 2, 2005, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are twenty-two years for customer relationships, twelve years for trade names and trademarks, eighteen years for patented and other acquired technology, seven years for other intangibles, and eighteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and each of the next four fiscal years is expected to be approximately $11 million, $7 million, $6 million, $6 million and $6 million, respectively.
Note 6. Financial Instruments
The Company enters into certain foreign exchange hedge contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the U.S. The Company enters into certain interest rate contracts to help manage its exposure to interest rate fluctuations. The Company also enters into certain natural gas futures contracts to hedge price fluctuations for a portion of its anticipated domestic purchases. The maximum length of time in which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is generally 12 to 18 months.
During the three and six months ended July 1, 2006, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness was a net gain of $.3 million and a net loss of $1 million during the three and six months ended July 1, 2006, respectively. This reclassification was a net loss of $1.3 million and $3.6 million during the three and six months ended July 2, 2005, respectively. A net loss of approximately $4.2 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
In connection with the issuance of $250 million of 10-year senior notes in January 2003, the Company settled a forward starting interest rate swap at a loss of $32.5 million. The loss is being amortized to interest expense over a 10-year period, which corresponds to the term of the related debt.
Note 7. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

Pension Benefits	Three Months Ended					Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$4.7	$3.2	$4.7	$3.1	$9.6	$6.4	$9.9	$6.2
Interest cost	7.7	4.7	6.9	5.0	14.9	9.3	13.8	10.0
Expected return on plan assets	(11.7)	(4.8)	(11.1)	(5.6)	(23.4)	(9.5)	(21.8)	(11.2)
Recognized net actuarial loss	2.1	1.5	1.3	1.0	4.0	3.1	2.6	2.0
Amortization of prior service cost	.4	.2	.4	.2	.9	.3	.9	.3
Amortization of transition obligation or asset	—	(.3)	—	(.4)	—	(.6)	(.1)	(.7)
Recognized gain on curtailment and settlement of an obligation (1)	—	(1.6)	—	—	—	(1.6)	—	—

Net periodic benefit cost	$3.2	$2.9	$2.2	$3.3	$6.0	$7.4	$5.3	$6.6

Postretirement Health Benefits	Three Months Ended		Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Components of net periodic benefit cost:
Service cost	$.2	$.5	$.5	$.9
Interest cost	.3	.6	.8	1.2
Recognized net actuarial loss	.3	.5	.7	.7
Amortization of prior service cost	(.4)	(.3)	(.9)	(.5)

Net periodic benefit cost	$.4	$1.3	$1.1	$2.3

(1)	Recognized gain related to the divestiture of the Company’s filing business in Europe.

Avery Dennison Corporation
The Company contributed $26.3 million and $25.7 million to its U.S. pension plans during the six months ended July 1, 2006 and July 2, 2005, respectively. The Company expects to contribute an additional $1.3 million to its U.S. pension plans for the remainder of 2006, totaling $27.6 million for the full year 2006 compared to $26.4 million for the full year 2005. Additionally, the Company contributed $1.7 million and $2 million to its postretirement health benefit plans during the six months ended July 1, 2006 and July 2, 2005, respectively. For the remainder of 2006, the Company expects to contribute an additional $1.6 million to its postretirement health benefit plans.
The Company contributed $3.9 million and $5.1 million to its international pension plans during the six months ended July 1, 2006 and July 2, 2005, respectively. For the remainder of 2006, the Company expects to contribute approximately $3 million to its international pension plans.
Note 8. Research and Development
Research and development expense for the three and six months ended July 1, 2006 was $21.9 million and $43.6 million, respectively. For the three and six months ended July 2, 2005, research and development expense was $20.4 million and $43.5 million, respectively.
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
Expected volatility for options granted during the first six months of 2006 was based on the implied volatility of publicly traded options with an exercise price close to the exercise price of these options. Expected volatility for options granted prior to 2006 was based on historical volatility of the Company’s stock price.
Risk-free rate was based on the average of the weekly 5-year T-Bond rate for the 52-week period prior to grant.
Expected term was determined based on historical experience under the Company’s stock option plan.

Avery Dennison Corporation
The weighted-average fair value per share of options granted during the first six months of 2006 was $12.56, compared to $12.64 for the year ended 2005 and $11.18 for the year ended 2004.
The underlying assumptions used for the three and six months ended July 1, 2006 were as follows:

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006

Risk-free interest rate	4.28%	4.12%
Expected stock price volatility	24.05%	24.16%
Expected dividend yield	2.76%	2.78%
Expected option term	5.5 years	5.5 years

As permitted by SFAS No. 123(R), underlying assumptions used for stock options granted prior to January 1, 2006 were retained.
Effect of Stock Options on Net Income
Net income for the first six months of 2006 includes pretax stock-based compensation expense of $10.8 million, or $.07 per share, assuming dilution. This expense was included in “Marketing, general and administrative expense” and was recorded in each of the Company’s operating segments, as appropriate.
The provisions of SFAS No. 123(R) require that options granted to retirement-eligible employees be treated as though they were immediately vested; as a result, the pretax compensation expense related to such options ($2 million) was recognized during the first six months of 2006 and is included in the compensation expense noted above.
No stock-based compensation cost was capitalized for the six months ended July 1, 2006. As of January 1, 2006, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits related to employee stock-based compensation awards, in accordance with the provisions of SFAS No. 123(R).
The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s stock option plans during the three and six months ended July 2, 2005.

	Three Months Ended	Six Months Ended
(In millions, except per share amounts)	July 2, 2005	July 2, 2005

Net income, as reported	$89.4	$147.1
Compensation expense, net of tax	(4.6)	(8.7)

Net income, pro forma	$84.8	$138.4

Net income per share, as reported	$.89	$1.47
Net income per share, assuming dilution, as reported	.89	1.46

Pro forma net income per share	$.84	$1.38
Pro forma net income per share, assuming dilution	.84	1.37

The following table sets forth stock option information relative to the Company’s stock option plans:

			Weighted-average
	Number		remaining	Aggregate
	of options	Weighted-average	contractual life	intrinsic value
	(in thousands)	exercise price	(in years)	(in millions)

Outstanding at December 31, 2005	10,853.2	$56.32	6.9	$—
Granted	9.4	57.94	—	—
Exercised	(363.4)	51.44	—	—
Forfeited or expired	(578.6)	59.11	—	—

Outstanding at July 1, 2006	9,920.6	56.33	6.44	29.9
Options exercisable at July 1, 2006	5,098.6	53.87	4.73	26.4
Options vested and expected to vest as of July 1, 2006	9,072.5	$56.10	6.32	$28.9

Avery Dennison Corporation
The total intrinsic value of stock options exercised during the first six months of 2006 was $3.8 million and cash received by the Company from the exercise of these stock options was $18.6 million. The windfall tax benefit realized by the Company from these exercised options was $1.1 million. The intrinsic value of the stock options is based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.
The following table summarizes the Company’s unvested options:

	Number of options	Weighted-average
	(in thousands)	exercise price

Unvested options outstanding at December 31, 2005	5,607.0	$58.99
Granted	9.4	57.94
Vested	(215.8)	59.72
Forfeited or expired	(578.6)	59.11

Unvested options outstanding at July 1, 2006	4,822.0	$58.94

As of July 1, 2006, the Company has approximately $29.1 million of unrecognized compensation cost related to unvested stock option awards granted under the Company’s plans. This cost is expected to be recognized over the remaining requisite service period for these awards (weighted average remaining service period of approximately 3 years).
Restricted Stock Units and Restricted Stock
In December 2005, the Compensation and Executive Personnel Committee of the Board of Directors approved the award of RSUs, which were issued under the Company’s stock option and incentive plan. In 2005, RSUs were granted to certain employees, which consisted of two groups of employees. These RSUs include dividend equivalents in the form of additional RSUs, which are equivalent to the amount of the dividend paid or property distributed on a single share of common stock multiplied by the number of RSUs in the employee’s account. Vesting for the two groups of RSUs is as follows:
•	A vesting period of 3 years provided that a certain performance objective is met at the end of the third year after the year of the award. If the performance objective is not achieved at the end of the third year, the same unvested RSUs will be subject to meeting the performance objective at the end of the fourth year, and if not achieved at the end of the fourth year, then the fifth year following the year of grant, or
•	A vesting period of 3 years, provided that employment continues for 3 years after the date of the award
For both groups, if the above vesting conditions are not met, the RSUs will be forfeited.
The following table summarizes information about awarded RSUs:

	Number of RSUs	Weighted-average
	(in thousands)	grant price

Outstanding at December 31, 2005	93.5	$59.47
Granted	—	—
Forfeited or expired	(5.4)	59.47

Outstanding at July 1, 2006	88.1	$59.47

The total compensation expense related to RSUs and restricted stock is amortized on a straight-line basis over the requisite service period.
During the first six months of 2006, the pretax compensation expense related to RSUs was $1.1 million, or $.01 per share, assuming dilution.
During 2005, the Company also awarded 30,000 shares of restricted stock, which vest in two equal increments: the first in 2009; the second in 2012. Pretax compensation expense of $.2 million was recorded for this award during the first six months of 2006.
As of July 1, 2006, the Company has approximately $4.6 million of unrecognized compensation cost related to unvested RSUs and restricted stock. This cost is expected to be recognized over the remaining requisite service period for these awards (weighted average remaining service period of approximately 2 years for RSUs and 6 years for restricted stock).
Note 10. Cost Reduction Actions
Severance charges recorded under the restructuring actions below are included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. Charges below are included in “Other expense, net” in the Consolidated Statement of Income.

Avery Dennison Corporation
Second Quarter 2006
In the second quarter of 2006, the Company recorded a pretax charge of $6.1 million related to restructuring costs and asset impairment charges, partially offset by a $1.6 million gain on curtailment and settlement of a pension obligation related to the divestiture of the Company’s filing business in Europe. The restructuring charge included severance and related costs of $4.7 million related to the elimination of approximately 130 positions worldwide. Final payments to the terminated employees will be made during 2006 and 2007. At July 1, 2006, approximately 50 employees impacted by these actions remain with the Company, and are expected to leave in 2006. Also included in the charge was $1.4 million related to the impairment of a building and machinery and equipment, based on the estimated market value of the assets. The table below details the activity related to this program:

			Other
	Pressure-	Retail	specialty
	sensitive	Information	converting
(In millions)	Materials	Services	businesses	Corporate	Total

Severance and other employee costs
Beginning balance	$2.0	$2.0	$.7	$—	$4.7
Payments	(1.4)	(.3)	(.5)	—	(2.2)

Balance at July 1, 2006	.6	1.7	.2	—	2.5

Asset Impairments	$.1	$—	$—	$1.3	$1.4

First Quarter 2006
In the first quarter of 2006, the Company recorded a pretax charge of $7.2 million related to restructuring costs and asset impairment charges. The charge included severance and related costs of $5.4 million related to the elimination of approximately 100 positions worldwide. Final payments to the terminated employees will be made during 2006 and 2007. At July 1, 2006, approximately 30 employees impacted by these actions remain with the Company, and are expected to leave in 2006. Also included in the charge was $1.8 million related to the impairment of machinery and equipment and a building, based on the estimated market value of the assets. The table below details the activity related to this program:

	Pressure-	Office and	Retail
	sensitive	Consumer	Information
(In millions)	Materials	Products	Services	Corporate	Total

Severance and other employee costs
Beginning balance	$2.6	$.8	$2.0	$—	$5.4
Payments	(1.4)	(.8)	(1.0)	—	(3.2)

Balance at July 1, 2006	1.2	—	1.0	—	2.2

Asset Impairments	$1.0	$—	$.3	$.5	$1.8

Fourth Quarter 2005
In the fourth quarter of 2005, the Company recorded a pretax charge of $55.5 million associated with restructuring actions ($41.1 million) and product line divestitures ($14.4 million). The charge included severance and related costs of $32.9 million related to the elimination of approximately 850 positions worldwide (approximately 700 positions related to restructuring and 150 positions related to product line divestitures). Final payments to the terminated employees will be made during 2006 and 2007. At July 1, 2006, approximately 235 employees impacted by these actions remain with the Company, and are expected to leave by 2007. Also included in the charge was $22.6 million related to asset impairment, lease cancellation costs and other associated costs. Asset impairments were based on the estimated market value of the assets. The table below details the activity related to this program:

				Other
	Pressure-	Office and	Retail	specialty
	sensitive	Consumer	Information	converting
(In millions)	Materials	Products	Services	businesses	Corporate	Total

Severance and other employee costs
Beginning balance	$15.1	$6.8	$5.6	$2.5	$2.9	$32.9
Payments	(2.5)	(1.4)	(.4)	(1.0)	—	(5.3)

Balance at December 31, 2005	12.6	5.4	5.2	1.5	2.9	27.6
Payments	(7.3)	(4.7)	(1.6)	(1.3)	(1.2)	(16.1)

Balance at July 1, 2006	$5.3	$.7	$3.6	$.2	$1.7	$11.5

Avery Dennison Corporation
Second Quarter 2005
In the second quarter of 2005, the Company recorded a pretax charge of $2.1 million relating to asset impairments ($1.4 million) and restructuring costs ($.7 million). The asset impairment charges represented impairment of a building for $.7 million in other specialty converting businesses and write-off of machinery and equipment for $.7 million in the Pressure-sensitive Materials segment. Asset impairments were based on estimated market value for similar assets.
First Quarter 2005
In the first quarter of 2005, the Company recorded a pretax charge of $6.7 million relating to restructuring costs and asset impairment charges, partially offset by a gain on sale of assets of $3.4 million. The charge included severance and related costs of $4 million related to the elimination of approximately 170 positions in the Office and Consumer Products segment as a result of the Company’s closure of the Gainesville, Georgia label converting plant. At July 1, 2006, all employees impacted by these actions had left the Company and final payments were complete. Also included in the charge was $2.7 million related to impairment of buildings and land in the Pressure-sensitive Materials segment. Asset impairments were based on the estimated market value of the assets.
Note 11. Foreign Currency
Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies decreased net income by $.7 million during the three months ended July 1, 2006 and increased net income by $.2 million during the six months ended July 1, 2006. For the three and six months ended July 2, 2005 these transactions decreased net income by $.3 million and $2.6 million, respectively. In 2005, operations in hyperinflationary economies consisted of the Company’s operations in the Dominican Republic and Turkey, for which the translation gains and losses are included in net income. In 2006, the Company’s operations in Turkey converted to local currency as the functional currency because the economy is no longer in hyperinflationary status. Therefore in 2006, the Dominican Republic is the only hyperinflationary economy in which the Company operates.
Note 12. Taxes Based on Income
The effective tax rate from continuing operations was 22.3% for the second quarter of 2006, compared to 22.6% for the second quarter of 2005. The effective tax rate for the six months ended July 1, 2006 was 22.2%, compared to 23.9% for the six months ended July 2, 2005. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts. The effective tax rate for the first six months of 2006 includes the net benefits from the release of certain valuation allowances, global audit settlements and the closure of certain tax years (combined benefit of $4.1 million). The 2006 effective tax rate does not include the benefit of the U.S. Research and Experimental Credit (R&D tax credit), which has not been extended beyond December 31, 2005.
The income from discontinued operations includes a $15.4 million tax benefit from the divestiture of the raised reflective pavement marker business. This tax benefit resulted from the capital loss recognized from the sale of the business, which was a stock sale. The capital loss will be offset against capital gains recognized in 2006 related to the sale of an investment, as well as carried back to capital gains recognized in previous years, as allowable, in the consolidated U.S. federal tax return.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate. In addition, the Company is currently evaluating the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which is effective for years beginning after December 15, 2006.

Avery Dennison Corporation
Note 13. Net Income Per Share
Net income per common share amounts were computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

(A) Income from continuing operations	$96.4	$89.6	$165.3	$148.7
(B) Income (loss) from discontinued operations	15.6	(.2)	15.4	(1.6)

(C) Net income available to common shareholders	112.0	89.4	180.7	147.1

(D) Weighted-average number of common shares outstanding	100.0	100.2	99.9	100.2
Dilutive shares (additional common shares issuable under employee stock options, RSUs and restricted stock and contingently issuable shares under an acquisition agreement in 2005)	.4	.4	.4	.4

(E) Weighted-average number of common shares outstanding, assuming dilution	100.4	100.6	100.3	100.6

Income from continuing operations per common share (A) ÷ (D)	$.96	$.89	$1.66	$1.49
Income (loss) from discontinued operations per common share (B) ÷ (D)	.16	—	.15	(.02)

Net income per common share (C) ÷ (D)	$1.12	$.89	$1.81	$1.47

Income from continuing operations per common share, assuming dilution (A) ÷ (E)	$.96	$.89	$1.65	$1.48
Loss from discontinued operations per common share, assuming dilution (B) ÷ (E)	.16	—	.15	(.02)

Net income per common share, assuming dilution (C) ÷ (E)	$1.12	$.89	$1.80	$1.46

Certain employee stock options, RSUs and shares of restricted stock were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. The amount excluded from the computation was 5.6 million for the three and six months ended July 1, 2006, and 7.1 million and 4.4 million for the three and six months ended July 2, 2005, respectively. The amount excluded for 2006 reflected the impact of additional dilutive shares following the calculation of assumed proceeds under the treasury stock method, as prescribed by SFAS No. 123(R).
Note 14. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $121.5 million and $198.7 million for the three and six months ended July 1, 2006, and $50.9 million and $74.9 million for the three and six months ended July 2, 2005, respectively.
The components of accumulated other comprehensive loss at the end of the following periods were as follows:

(In millions)	July 1, 2006	December 31, 2005

Foreign currency translation adjustment	$56.1	$36.6
Minimum pension liability	(111.8)	(111.8)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(15.4)	(13.9)

Total accumulated other comprehensive loss	$(71.1)	$(89.1)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, was as follows:

(In millions)	July 1, 2006

Beginning accumulated derivative loss	$(13.9)
Net loss reclassified to earnings	1.0
Net change in the revaluation of hedging transactions	(2.5)

Ending accumulated derivative loss	$(15.4)

Avery Dennison Corporation
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
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. The Company intends to defend these matters vigorously.
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
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed the Arizona complaint without prejudice on October 4, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Webtego on February 16, 2005, in the Court of Common Pleas for Cuyahoga County, Ohio; by D.R. Ward Construction Co. on February 17, 2005, in the Superior Court for Maricopa County, Arizona; by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. On October 7, 2005, Webtego voluntarily dismissed its complaint. On February 16, 2006, D.R. Ward voluntarily dismissed its complaint. The Company intends to defend the remaining matters vigorously.

Avery Dennison Corporation
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
In the course of its internal examination of matters pertinent to the EC’s investigation of anticompetitive activities affecting the European paper and forestry products sector, the Company discovered instances of improper conduct by certain employees in its European operations. This conduct violated the Company’s policies and in some cases constituted an infringement of EC competition law. As a result, the Company expects that the EC will fine the Company when its investigation is completed. The EC has wide discretion in fixing the amount of a fine, up to a maximum fine of 10% of a company’s annual revenue. Because the Company is unable to estimate either the timing or the amount or range of any fine, the Company has made no provision for a fine in its financial statements. However, the Company believes that the fine could well be material in amount. There can be no assurance that additional adverse consequences to the Company will not result from the conduct discovered by the Company or other matters under EC or other laws. The Company is cooperating with authorities.
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

Avery Dennison Corporation
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
Product warranty liabilities were as follows:

(In millions)	July 1, 2006	December 31, 2005

Balance at beginning of year	$2.5	$1.9
Accruals for warranties issued	.8	1.9
Payments	(1.0)	(1.3)

Balance at end of period	$2.3	$2.5

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
The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At July 1, 2006, the Company had guaranteed approximately $15 million.
The Company guaranteed up to approximately $21 million of certain foreign subsidiaries’ obligations to their suppliers as of July 1, 2006.
On September 9, 2005, the Company completed the lease financing for a commercial facility to be located in Mentor, Ohio. This facility will be the new headquarters for the Company’s roll materials division, and will consist generally of land, buildings, equipment and office furnishings and equipment (the “Facility”). The Company will lease the Facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million. The Company does not expect the residual value of the Facility to be less than the amount guaranteed.

Avery Dennison Corporation
Note 16. Segment Information
While the Company’s primary segment structure remained the same as reported at year end 2005, in the second quarter of 2006, the Company transferred its business media division out of the Retail Information Services segment and into other specialty converting businesses, to align with its change in reporting structure. Previous results included herein have been reclassified for comparability to the current year.
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2006	July 2, 2005 (2)	July 1, 2006	July 2, 2005 (2)

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$809.5	$798.8	$1,596.7	$1,584.2
Office and Consumer Products	265.4	300.2	505.3	558.9
Retail Information Services	181.4	170.6	335.2	316.4
Other specialty converting businesses	153.4	142.1	309.7	295.0

Net sales to unaffiliated customers	$1,409.7	$1,411.7	$2,746.9	$2,754.5

Intersegment sales:
Pressure-sensitive Materials	$38.7	$36.1	$77.2	$78.1
Office and Consumer Products	.5	.6	1.0	1.1
Retail Information Services	1.1	2.6	1.8	4.1
Other specialty converting businesses	3.6	3.7	6.7	7.5
Eliminations	(43.9)	(43.0)	(86.7)	(90.8)

Intersegment sales	$—	$—	$—	$—

Income from continuing operations before taxes:(1)
Pressure-sensitive Materials	$77.4	$75.1	$143.3	$146.4
Office and Consumer Products	45.3	49.5	81.1	77.2
Retail Information Services	21.0	17.5	28.6	21.9
Other specialty converting businesses	4.6	3.0	10.8	8.1
Corporate expenses	(10.6)	(13.6)	(23.3)	(27.9)
Interest expense	(13.6)	(15.7)	(28.1)	(30.2)

Income from continuing operations before taxes	$124.1	$115.8	$212.4	$195.5

(1)	Operating income for the second quarter of 2006 includes “Other expense, net” totaling $4 consisting of restructuring costs and asset impairment charges of $6.1, charitable contribution of $10 to the Avery Dennison Foundation, partially offset by gain on sale of investment of $(10.5), and gain on curtailment and settlement of a pension obligation of $(1.6). Of the second quarter 2006 total in “Other expense, net,” the Pressure-sensitive Materials segment recorded $2.1, the Office and Consumer Products segment recorded $(1.6), the Retail Information Services segment recorded $2, the other specialty converting businesses recorded $.7 and Corporate recorded $.8.

Operating income for the second quarter of 2005 includes asset impairment charges and restructuring costs of $2.1, of which the Pressure-sensitive Materials segment recorded $1.1, the Office and Consumer Products segment recorded $.3 and other specialty converting businesses recorded $.7.

Operating income for the first six months of 2006 includes “Other expense, net” totaling $11.6 consisting of restructuring costs and asset impairment charges of $13.3, legal accrual related to a patent lawsuit of $.4 and charitable contribution of $10 to the Avery Dennison Foundation, partially offset by gain on sale of investment of $(10.5), and gain on curtailment and settlement of a pension obligation of $(1.6). Of the first six months of 2006 total in “Other expense, net,” the Pressure-sensitive Materials segment recorded $6.1, the Office and Consumer Products segment recorded $(.8), the Retail Information Services segment recorded $4.3, the other specialty converting businesses recorded $.7 and Corporate recorded $1.3.

Operating income for the first six months of 2005 includes restructuring costs and asset impairment charges of $8.8, partially offset by gain on sale of assets of $(3.4); of the total $5.4 in “Other expense, net”, the Pressure-sensitive Materials segment recorded $.4, the Office and Consumer Products segment recorded $4.3 and other specialty converting businesses recorded $.7.

See Note 10 “Cost Reduction Actions,” for further information.

(2)	Certain prior year amounts have been reclassified to conform with the 2006 financial statement presentation.

Avery Dennison Corporation
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
In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of the reissued SFAS No. 123(R), “Share-Based Payment,” to the beginning of the first annual reporting period beginning after June 15, 2005. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company adopted the recognition provisions of this Statement in January 2006 and followed the guidance under modified prospective application. The recognition of the related stock option expense was approximately $10.8 million in the first six months of 2006. Compensation expense of approximately $1.3 million related to RSUs and restricted stock was also recognized in the first six months of 2006. Based on current estimates, the pretax expense for stock options for 2006 is expected to be approximately $19 million, based on unvested stock options outstanding as of July 1, 2006.
Other Requirements
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation provides a recognition threshold and measurement principles for the evaluation of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The guidance in this FIN is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on the financial results of operations and financial position.
On March 31, 2006, the FASB issued an exposure draft, for comment, of a proposed SFAS on “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans” which would amend SFAS 87, 88, 106 and 132(R). This proposed statement would require recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the statement of financial position; recognition of the actuarial gains and losses and the prior service costs and credits that arise during the period and are not immediately recognized in the income statement, as a component of other comprehensive income, net of tax; and recognition of any transition asset or transition obligation remaining from the initial application of Statement 87 or 106 as an adjustment to the opening balance of retained earnings, net of tax. The proposed effective date for these recognition provisions is for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of this proposed statement on the Company’s statement of financial position.

Avery Dennison Corporation
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
In September 2005, the consensus of the Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” was published. An entity may sell inventory to another entity in the same line of business from which it also purchases inventory. This Issue states that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29. In addition, a nonmonetary exchange, whereby an entity transfers finished goods inventory in exchange for the receipt of raw materials or work-in-process inventory within the same line of business, is not an exchange transaction to facilitate sales to customers as described in APB Opinion No. 29, and, therefore, should be recognized by the entity at fair value. Other nonmonetary exchanges of inventory within the same line of business should be recognized at the carrying amount of the inventory transferred. This Issue was effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.
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

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION AND DEFINITION OF TERMS
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements and includes the following sections:

•	Overview and Outlook	21
•	Analysis of Results of Operations for the Second Quarter	24
•	Results of Operations by Operating Segment for the Second Quarter	26
•	Analysis of Results of Operations for the Six Months Year-to-Date	28
•	Results of Operations by Operating Segment for the Six Months Year-to-Date	29
•	Financial Condition	31
•	Recent Accounting Requirements	36
•	Safe Harbor Statement	36
Our discussion of financial results includes several non-GAAP measures to provide additional information concerning the Company’s performance. We believe these measures provide our investors with supplemental information about the underlying results of the Company’s operations, consistent with the metrics management uses. We will use the following terms:
•	Organic sales growth refers to the change in sales excluding the estimated impact of currency translation, acquisitions and divestitures;
•	Core unit volume refers to a measure of sales performance that excludes the estimated impact of currency translation, acquisitions and divestitures, as well as changes in product mix and pricing;
•	Segment operating income refers to income before interest and taxes;
•	Free cash flow refers to cash flow from operations, less payments for capital expenditures, software and other deferred charges; and
•	Working capital from continuing operations refers to working capital excluding short-term debt and current assets and current liabilities of held-for-sale business.
As a result of the sale of our raised reflective pavement marker business during the second quarter of 2006 (discussed below in “Acquisitions and Divestitures”), the discussions which follow generally reflect summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales from continuing operations in the first six months of 2006 were comparable (a change of negative 0.3%) to the same period in 2005, reflecting the factors summarized in the following table.

	Three Months Ended		Six Months Ended
Estimated change in sales due to:	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Core unit volume	1%	1%	1%	2%
Pricing and product mix	1	2	1	2

Organic sales growth (1)	2%	3%	2%	4%
Foreign currency translation	<(1)	3	(2)	3
Divestitures, net of acquisitions	(1)	1	(1)	1

Reported sales growth (1)	(0.1)%	7%	(0.3)%	8%

(1)	Totals do not sum due to rounding.
Organic sales growth reflected increased sales in our Pressure-sensitive Materials and Retail Information Services segments, as well as growth in some of our other specialty converting businesses. Growth in these businesses was offset by the loss of sales from exiting certain low-margin private label business, as well as the impact of a shift in the timing of customer orders related to the back-to-school season compared to the timing of these orders in the prior year, both of which impacted our Office and Consumer Products segment.

Avery Dennison Corporation
Net Income
Net income increased $34 million or 23% in the first six months of 2006 compared to the same period in 2005.
Positive factors affecting the change in net income included:
•	Cost savings from productivity improvement initiatives across all segments and corporate, including restructuring actions taken in 2006 and late 2005

•	Benefit of a lower effective tax rate

•	Tax benefit and gain on divestiture of a business

•	Price increases implemented to offset higher raw material and energy-related costs
Negative factors affecting the change in net income included:
•	Increased raw material and energy-related costs

•	Restructuring and asset impairment charges in 2006 and associated transition costs, which exceeded charges taken in the first six months of 2005

•	Stock-based compensation and other employee-related costs
Cost Reduction Actions
In late 2005, we initiated company-wide cost reduction efforts which are expected to improve our global operating efficiencies. These actions included a reduction in headcount of approximately 700 positions, which impacted most businesses and geographic regions, and divestitures of several low-margin businesses and product lines. These actions are expected to be completed by the end of 2006. In the first six months of 2006, we continued our restructuring efforts resulting in a further headcount reduction of approximately 230 positions, as well as the impairment of certain assets; charges related to these actions totaled approximately $13 million. These charges represent a portion of our current estimated range for 2006 pretax charges of $18 million to $22 million. The restructuring actions, including the actions in the fourth quarter of 2005 and those taken in 2006, are expected to yield annualized pretax savings of $85 million to $100 million when completed. We expect to reinvest some of the savings in future growth opportunities. We also have incurred transition costs related to these actions, and will incur additional transition costs throughout the year.
In the first six months of 2005, we recorded restructuring charges of approximately $5 million, primarily related to the closure of our Gainesville, Georgia label converting plant, and approximately $4 million for asset impairments.
See also Note 10 “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Stock-Based Compensation Expense
In January 2006, we adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” resulting in approximately $11 million of stock-based compensation expense related to stock options during the first six months of 2006. The new accounting requirements treat options granted to all retirement-eligible employees as being immediately vested; as a result, the stock option expense recognized in the first six months is disproportionate to the $19 million expected for the full year 2006. In addition to stock option expense, compensation expense of approximately $1.3 million related to restricted stock units (“RSUs”) and restricted stock was also recognized in the first six months of 2006. Expenses related to stock-based compensation are recognized in corporate expense and segment operating income, as appropriate.
Effective Rate of Taxes on Income
The effective tax rate was 22.2% for the first six months of 2006 compared with 23.9% for the same period in 2005, and 20.4% for the full year of 2005. The first six months of 2006 effective tax rate includes a net benefit from the release of certain valuation allowances, global audit settlements and the closure of certain tax years. The 2006 effective tax rate does not include the benefit of the U.S. Research and Experimental credit (R&D tax credit), which has not been extended beyond December 31, 2005.
Free Cash Flow
Free cash flow, which is a non-GAAP measure, refers to cash flow from operating activities less spending on property, plant, equipment, software and other deferred charges. We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchase of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. Management believes that it is appropriate to measure cash after spending on property, plant, equipment, software and other deferred charges because such spending is considered integral to maintaining or expanding our underlying business.
This measure is not intended to represent the residual cash available for discretionary purposes. In this regard, limitations to this measure include (1) the exclusion of any mandatory debt service

Avery Dennison Corporation
requirements; and (2) the exclusion of other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchase, acquisitions, etc.).

	Six Months Ended
(In millions)	July 1, 2006	July 2, 2005

Net cash provided by operating activities	$133.0	$88.1
Purchase of property, plant and equipment	(80.5)	(76.8)
Purchase of software and other deferred charges	(15.7)	(10.0)

Free cash flow	$36.8	$1.3

Free cash flow in the first six months of 2006 reflects higher net income than in 2005. See “Analysis of Results of Operations” and “Liquidity” below for more information.
Divestitures
In December 2005, we announced our plan to sell our raised reflective pavement marker business, which had sales of approximately $23 million in 2005. This divestiture was completed during the second quarter of 2006 and resulted in a tax benefit due to capital losses arising from the sale of the business. The results of this business have been accounted for as discontinued operations for the years presented herein. This business was previously included in the Pressure-sensitive Materials segment.
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
Outlook
For the full year of 2006, we anticipate reported revenue growth in the range of 2% to 4%. We expect core unit volume growth of an estimated 3% to 5% and a positive impact from price and product mix estimated to be 1%, partially offset by a 2% sales decline from completed product line divestitures and exited private label business. We expect foreign currency translation to have a negligible impact, assuming continuation of current exchange rates through the balance of the year. Price increases in 2006 are expected to offset ongoing raw material and energy-related inflation. These expectations are subject to changes in economic and market conditions.

Avery Dennison Corporation
We expect our restructuring and business realignment efforts will reduce costs by $85 million to $100 million when completed, which includes actions identified in mid-2006, but not yet implemented. We estimate that 65% to 75% of these savings will be achieved in 2006. However, we expect to reinvest some of the savings in growth initiatives. In addition, we anticipate transition costs in 2006 related to our productivity improvement actions, which are expected to total approximately $15 million to $20 million. Transition costs include accelerated depreciation on assets expected to be retired by the end of 2006, costs of moving equipment and other related costs. These costs are expected to be incurred through the end of 2006.
In compliance with the reissued SFAS No. 123(R), we began recognizing expense for stock-based compensation in 2006. We expect the pretax expense related to stock options to be approximately $19 million in 2006 based on unvested stock options outstanding at July 1, 2006, which will have an estimated $.12 per share impact on earnings after tax.
In 2006, we expect an increase in pretax expenses related to our pension and postretirement benefits of approximately $5 million, due to changes in actuarial assumptions for our U.S. and international plans. Our estimate of pension expense will be impacted by changes in foreign currency translation.
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
We expect capital expenditures for 2006 to be approximately $175 million to $200 million, or approximately $200 million to $230 million including software investments, funded through operating cash flow. Refer also to “Free Cash Flow” above. Major projects in 2006 include new investments for expansion in China and India, serving both our materials and retail information services businesses, as well as spending to complete a new films coater in the U.S.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income from Continuing Operations Before Taxes

(In millions)	2006	2005

Net sales	$1,409.7	$1,411.7
Cost of products sold	1,016.7	1,023.6

Gross profit	393.0	388.1
Marketing, general and administrative expense	251.3	254.5
Interest expense	13.6	15.7
Other expense, net	4.0	2.1

Income from continuing operations before taxes	$124.1	$115.8

As a Percent of Sales:
Gross profit (margin)	27.9%	27.5%
Marketing, general and administrative expense	17.8	18.0
Income from continuing operations before taxes	8.8	8.2

Sales
Sales were essentially unchanged in the second quarter of 2006 compared to the prior year. Organic sales growth was approximately 2% in the second quarter of 2006, reflecting increased sales in a number of our businesses, including operations in Asia, Eastern Europe, our specialty tapes business and our North American roll materials business. Sales were negatively affected by the loss of sales from exiting certain low-margin private label business, as well as the impact of a shift in the timing of customer orders related to the back-to-school season compared to the timing of these orders in the prior year, both of which impacted our Office and Consumer Products segment (combined impact of

Avery Dennison Corporation
approximately $20 million). Organic sales growth in 2006 was also negatively affected by a temporary share gain in Europe in 2005 related to a competitor’s strike-related plant shutdown.
Foreign currency translation had a negative impact on the change in sales of approximately $4 million in the second quarter of 2006 compared to a favorable impact on the change in sales of approximately $41 million in 2005.
Product line divestitures, net of incremental sales from acquisitions, had a negative impact of approximately $20 million in the second quarter of 2006. Incremental sales from acquisitions contributed approximately $8 million in 2005.
Gross Profit
Gross profit margin in 2006 benefited from our productivity improvement initiatives, including cost reduction actions. These benefits were partially offset by transition costs associated with our restructuring efforts, raw material and energy-related cost inflation and unfavorable segment mix (faster growth in segments with lower gross profit margin as a percent of sales).
In 2006, we reclassified shipping and handling costs to cost of products sold to align our businesses around a standard accounting policy. In 2005, several of our businesses included these costs in marketing, general and administrative expenses (approximately $36 million for the second quarters of 2006 and 2005); previous results included herein have been reclassified for comparability to the current year.
Marketing, General and Administrative Expenses
The decrease in marketing, general and administrative expense in 2006 reflected the benefit of our productivity improvement initiatives and cost reduction actions, partially offset by the recognition of stock-based compensation expenses, an increase in other employee-related costs and increased spending related to information systems.
Other Expense

(In millions, pretax)	2006	2005

Restructuring costs	$4.7	$.7
Asset impairment	1.4	1.4
Other	(2.1)	—

Other expense, net	$4.0	$2.1

In the second quarter of 2006, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs, as well as asset impairment costs, the gain on sale of an investment of $10.5 million, partially offset by a charitable contribution to the Avery Dennison Foundation of $10 million, and a gain on the curtailment and settlement of a pension obligation related to a divestiture of $1.6 million. Restructuring actions included a reduction in headcount of approximately 130 positions, which impacted most of our segments. These charges were part of the company-wide cost reduction efforts begun in late 2005, which are expected to improve our global operating efficiencies. These actions are expected to be completed by the end of 2006.
In the second quarter of 2005, “Other expense, net” consisted of asset impairment and restructuring costs related to plant closures.
Refer to Note 10 “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2006	2005

Income from continuing operations before taxes	$124.1	$115.8
Taxes on income	27.7	26.2

Income from continuing operations	96.4	89.6
Income (loss) from discontinued operations, net of tax (including gain on disposal of $1.3 and tax benefit of $15.4 in 2006)	15.6	(.2)

Net income	$112.0	$89.4

Net income per common share	$1.12	$.89

Net income per common share, assuming dilution	$1.12	$.89

Net income as a percent of sales	7.9%	6.3%

Percent change in:
Net income	25.3%	30.5%
Net income per common share	25.8	29.0
Net income per common share, assuming dilution	25.8	30.9

Avery Dennison Corporation
Taxes on Income
Our effective tax rate from continuing operations for the second quarter of 2006 was 22.3% compared with 22.6% for the same period in 2005, and 20.4% for the full year of 2005. The second quarter of 2006 effective tax rate includes a net benefit from the release of certain valuation allowances, global audit settlements and the closure of certain tax years (combined benefit of $1.5 million). The 2006 effective tax rate does not include the benefit of the U.S. Research and Experimental Credit (R&D tax credit), which has not been extended beyond December 31, 2005.
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations includes the divestiture of our raised reflective pavement marker business, as noted in the Overview section above. The divestiture of this business, which was completed during the second quarter of 2006, resulted in a tax benefit due to capital losses arising from the sale of the business. Income from discontinued operations included net sales of approximately $3 million for the second quarter of 2006 compared to approximately $7 million for the second quarter of 2005. Refer to Note 2 “Discontinued Operations,” and Note 12 “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE SECOND QUARTER
Pressure-sensitive Materials Segment

(In millions)	2006	2005

Net sales including intersegment sales	$848.2	$834.9
Less intersegment sales	(38.7)	(36.1)

Net sales	$809.5	$798.8
Operating income (1)	77.4	75.1

(1) Includes restructuring and asset impairment charges	$2.1	$1.1

Net Sales
Sales in our Pressure-sensitive Materials segment increased 1% in the second quarter of 2006 compared to the same period in 2005. The benefits from price and product mix and core unit volume growth were partially offset by the negative impact of foreign currency translation (approximately $3 million). Organic sales growth of approximately 2% reflected growth in our roll materials business in Asia, North America and Latin America, as well as growth in our graphics and reflective business, partially offset by a decline in our roll materials business in Europe.
The North American roll materials business experienced low single-digit organic sales growth, an improvement over declines experienced in the preceding few quarters, which reflected share loss related to the implementation of selling price increases to offset raw material inflation. Organic sales growth for the roll materials business in Europe was negative, with a low single-digit rate of decline, which reflected a temporary share gain in the second quarter of 2005, resulting from a strike that affected a competitor’s plant, as well as share loss in the second quarter of 2006 due to recent price increases and service issues related to the installation of new equipment. Market expansion contributed to the double-digit organic sales growth in the roll materials business in Asia. The roll materials business in Latin America experienced low single-digit organic sales growth, reflecting an improvement in market conditions. The graphics and reflective business experienced mid single-digit organic sales growth, due primarily to core unit volume growth.
Operating Income
Operating income for this segment increased 3% in the second quarter of 2006, reflecting higher sales and cost savings from restructuring and productivity improvement initiatives. These benefits were partially offset by transition costs related to restructuring actions. Operating income for this segment included charges related to restructuring costs and asset impairments in the second quarters of 2006 and 2005.
Office and Consumer Products Segment

(In millions)	2006	2005

Net sales including intersegment sales	$265.9	$300.8
Less intersegment sales	(.5)	(.6)

Net sales	$265.4	$300.2
Operating income (1)	45.3	49.5

(1) Includes gain on curtailment and settlement of a pension obligation in 2006 and restructuring charges in 2005	$(1.6)	$.3

Avery Dennison Corporation
Net Sales
Sales in our Office and Consumer Products segment decreased 12% in the second quarter of 2006 compared to the second quarter of 2005. Approximately half of the decline was due to a product line divestiture in Europe in the first quarter of 2006, with the remaining half due to the loss of sales from exiting certain private label business and a shift in customer orders related to the back-to-school season, which were shipped earlier in 2005 than in 2006. This shift is expected to benefit the third quarter of 2006. The negative impact of foreign currency translation was approximately $1 million in the second quarter of 2006. Organic sales growth for the segment was negative, representing a decline of 6% in the second quarter of 2006, due in approximately equal measure to the loss of sales from exiting certain low-margin private label business and the 2005 shift in back-to-school orders, which are expected to return to a more typical order pattern in 2006 (approximate combined impact of $20 million).
Operating Income
Operating income for this segment decreased 8%, reflecting lower sales, transition costs in 2006 related to a divestiture, raw material and energy-related cost inflation, and stock-based compensation costs recorded in 2006, partially offset by cost savings from productivity improvement initiatives and restructuring. In 2006, operating income included a gain of $1.6 million on the curtailment and settlement of a pension obligation related to a product line divestiture. Operating income in 2005 included charges related to restructuring.
Retail Information Services Segment

(In millions)	2006	2005

Net sales including intersegment sales	$182.5	$173.2
Less intersegment sales	(1.1)	(2.6)

Net sales	$181.4	$170.6
Operating income (1)	21.0	17.5

(1) Includes restructuring charges	$2.0	$—

Net Sales
Sales in our Retail Information Services segment increased 6% in the second quarter of 2006 compared to the second quarter of 2005. The increase was due primarily to core unit volume growth reflecting continued growth of the business in Asia and Latin America. Incremental sales from acquisitions were approximately $1 million, while the impact of foreign currency translation was negligible. As a result, organic sales growth of approximately 6% was comparable to reported sales growth.
Operating Income
Operating income for this segment increased 20% due to higher sales and the benefit of productivity improvement actions, including the ongoing migration of production from Hong Kong to lower cost facilities in mainland China, and restructuring. Partially offsetting these benefits were charges for restructuring, increased spending for information systems and stock-based compensation costs recorded in 2006.
Other specialty converting businesses

(In millions)	2006	2005

Net sales including intersegment sales	$157.0	$145.8
Less intersegment sales	(3.6)	(3.7)

Net sales	$153.4	$142.1
Operating income	4.6	3.0

(1) Includes restructuring and asset impairment charges	$.7	$.7

Net Sales
Sales in our other specialty converting businesses increased 8% in the second quarter of 2006 compared to the second quarter of 2005, reflecting strong growth in our specialty tapes business. The impact of foreign currency translation was minimal, while the divestiture of a product line reduced sales by approximately $2 million. Organic sales growth was approximately 10%.

Avery Dennison Corporation
Operating Income
Operating income for these businesses increased 53% reflecting higher sales and cost savings from productivity improvement initiatives and restructuring, partially offset by stock-based compensation costs recorded in the second quarter of 2006.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
Income from Continuing Operations Before Taxes

(In millions)	2006	2005

Net sales	$2,746.9	$2,754.5
Cost of products sold	1,998.7	2,014.5

Gross profit	748.2	740.0
Marketing, general and administrative expense	496.1	508.9
Interest expense	28.1	30.2
Other expense, net	11.6	5.4

Income from continuing operations before taxes	$212.4	$195.5

As a Percent of Sales:
Gross profit (margin)	27.2%	26.9%
Marketing, general and administrative expense	18.1	18.5
Income from continuing operations before taxes	7.7	7.1

Sales
Sales were essentially unchanged in the first six months of 2006 compared to the prior year. Organic sales growth was approximately 2% in the first six months of 2006 reflecting sales growth in our Pressure-sensitive Materials and Retail Information Services segments, as well as growth in some of our other specialty converting businesses. Growth in these businesses was offset by the loss of sales from exiting certain low-margin private label business, as well as the impact of a shift in the timing of customer orders related to the back-to-school season compared to the timing of these orders in the prior year, both of which impacted our Office and Consumer Products segment (approximate combined impact of $25 million).
Foreign currency translation had a negative impact on the change in sales of approximately $39 million in the first six months of 2006 compared to a favorable impact on the change in sales of approximately $75 million in 2005.
Product line divestitures, net of incremental sales from acquisitions, had a negative impact of approximately $25 million in the first six months of 2006. Incremental sales from acquisitions, net of divestitures, contributed approximately $14 million in the first six months of 2005.
Gross Profit
Gross profit margin in 2006 benefited from our productivity improvement initiatives, including cost reduction actions. These benefits were partially offset by raw material and energy-related cost inflation, unfavorable segment mix (faster growth in segments with lower gross profit margin as a percent of sales), and transition costs associated with restructuring.
In 2006, we reclassified shipping and handling costs to cost of products sold to align our businesses around a standard accounting policy. In 2005, several of our businesses included these costs in marketing, general and administrative expenses (approximately $70 million for the first six months of 2006 and approximately $72 million for the first six months of 2005); previous results included herein have been reclassified for comparability to the current year.
Marketing, General and Administrative Expenses
The decrease in marketing, general and administrative expense in 2006 reflected the benefit of our cost reduction actions and productivity improvement initiatives, as well as the impact of foreign currency translation, partially offset by the recognition of stock-based compensation expense, an increase in other employee-related costs and increased spending related to information systems.
Other Expense

(In millions, pretax)	2006	2005

Restructuring costs	$10.1	$4.7
Asset impairment charges	3.2	4.1
Other	(1.7)	(3.4)

Other expense, net	$11.6	$5.4

Avery Dennison Corporation
In the first six months of 2006, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs and asset impairment costs, a gain on curtailment and settlement of a pension obligation ($1.6 million), an accrual for legal fees related to a patent lawsuit ($.4 million), and a gain on sale of investment ($10.5 million), partially offset by a charitable contribution to Avery Dennison Foundation ($10 million). Restructuring actions included a reduction in headcount of approximately 230 positions, which impacted all of our segments. These charges were part of the company-wide cost reduction efforts begun in late 2005, which are expected to improve our global operating efficiencies. These actions are expected to be completed by the end of 2006.
In the first six months of 2005, “Other expense, net” consisted of asset impairment and restructuring costs, primarily related to the closure of our Gainesville, Georgia label converting plant, partially offset by a gain on sale of assets ($3.4 million).
Refer to Note 10 “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2006	2005

Income from continuing operations before taxes	$212.4	$195.5
Taxes on income	47.1	46.8

Income from continuing operations	165.3	148.7
Income (loss) from discontinued operations, net of tax (including gain on sale of $1.3 and tax benefit of $15.4 in 2006)	15.4	(1.6)

Net income	$180.7	$147.1

Net income per common share	$1.81	$1.47

Net income per common share, assuming dilution	$1.80	$1.46

Net income as a percent of sales	6.6%	5.3%

Percent change in:
Net income	22.8%	21.5%
Net income per common share	23.1	21.5
Net income per common share, assuming dilution	23.3	20.7

Taxes on Income
Our effective tax rate from continuing operations for the first six months of 2006 was 22.2% compared with 23.9% for the same period in 2005, and 20.4% for the full year of 2005. The effective tax rate for the first six months of 2006 includes the net benefits from the release of certain valuation allowances, global audit settlements and the closure of certain tax years (combined benefit of $4.1 million). The 2006 effective tax rate does not include the benefit of the U.S. Research and Experimental Credit (R&D tax credit), which has not been extended beyond December 31, 2005.
Income (Loss) from Discontinued Operations
Income from discontinued operations includes the divestiture of our raised reflective pavement marker business as noted in the Overview section above. The divestiture of this business, which was completed during the second quarter of 2006, resulted in a tax benefit due to capital losses arising from the sale of the business. Income from discontinued operations included net sales of approximately $7 million for the first six months of 2006 compared to approximately $10 million for the first six months of 2005. Refer to Note 2 “Discontinued Operations,” and Note 12 “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

(In millions)	2006	2005

Net sales including intersegment sales	$1,673.9	$1,662.3
Less intersegment sales	(77.2)	(78.1)

Net sales	$1,596.7	$1,584.2
Operating income (1)	143.3	146.4

(1) Includes restructuring and asset impairment charges, net of gain on sale of assets in 2005	$5.7	$.4

Avery Dennison Corporation
Net Sales
Sales in our Pressure-sensitive Materials segment increased 1% in the first six months of 2006 compared to the same period in 2005. The benefits from price and product mix and core unit volume growth were partially offset by the negative impact of foreign currency translation (approximately $27 million). Organic sales growth of approximately 3% reflected growth in our roll materials business in Europe and Asia, as well as growth in our graphics and reflective business.
Organic sales growth for the North American roll materials business was slightly negative, as the favorable effect of selling price increases was offset by decreased core unit volume, reflecting prior year share loss related to the implementation of selling price increases to offset raw material inflation. Our roll materials business in Europe experienced low single-digit organic sales growth due to a benefit from pricing and product mix, with stronger growth in Eastern Europe, and volume growth in the region in the first quarter of 2006, although these benefits were partially offset by declines in the second quarter, which reflected a temporary share gain in the second quarter of 2005, resulting from a strike that affected a competitor’s plant, as well as share loss in the second quarter of 2006 due to recent price increases and service issues related to the installation of new equipment. Market expansion contributed to double-digit organic sales growth in the roll materials business in Asia, although the pace of growth moderated in this region compared to the prior year. The roll materials business in Latin America experienced a low single-digit rate of organic sales decline, reflecting market conditions in the region. The graphics and reflective business experienced mid single-digit organic sales growth, due primarily to core unit volume growth.
Operating Income
Operating income for this segment decreased 2% in the first six months of 2006, reflecting higher raw material and energy-related costs in excess of associated selling price increases, transition costs related to restructuring actions, and stock-based compensation costs recorded in the first six months of 2006. These cost increases were partially offset by higher sales and cost savings from productivity improvement initiatives and restructuring. Operating income for this segment included charges related to restructuring costs and asset impairments in the first six months of 2006.
Office and Consumer Products Segment

(In millions)	2006	2005

Net sales including intersegment sales	$506.3	$560.0
Less intersegment sales	(1.0)	(1.1)

Net sales	$505.3	$558.9
Operating income (1)	81.1	77.2

(1) Includes gain on curtailment and settlement of a pension obligation and restructuring charges	$(.8)	$4.3

Net Sales
Sales in our Office and Consumer Products segment decreased 10% in the first six months of 2006 compared to the same period in 2005, due partially to a product line divestiture in Europe and a negative impact from foreign currency translation (approximately $7 million). Organic sales growth for the segment was negative, representing a decline of 4% in the first six months of 2006, reflecting the loss of sales from exiting certain low-margin private label business, as well as the impact of a shift in the timing of customer orders related to the back-to-school season compared to the timing of these orders in the prior year (approximate combined impact of $25 million).
Operating Income
Operating income for this segment increased 5% reflecting cost savings from productivity improvement initiatives and restructuring actions, partially offset by lower sales and increased raw material and energy-related costs, as well as 2006 transition costs related to a divestiture, and stock-based compensation costs recorded in the first six months of 2006. Operating income in 2006 and 2005 included charges related to restructuring costs. Operating income in 2006 included a gain on curtailment and settlement of a pension obligation. In 2005, operating income included charges for the write-off of inventories, primarily related to a product launch.

Avery Dennison Corporation
Retail Information Services Segment

(In millions)	2006	2005

Net sales including intersegment sales	$337.0	$320.5
Less intersegment sales	(1.8)	(4.1)

Net sales	$335.2	$316.4
Operating income (1)	28.6	21.9

(1) Includes restructuring and asset impairment charges	$4.3	$—

Net Sales
Sales in our Retail Information Services segment increased 6% in the first six months of 2006 compared to the first six months of 2005. The increase was due primarily to core unit volume growth, reflecting continued growth of the business in Asia, Latin America and Europe. Incremental sales from acquisitions were offset by the negative impact of foreign currency translation (approximately $2 million). As a result, organic sales growth of approximately 6% was comparable to reported sales growth.
Operating Income
Operating income for this segment increased 31% due to higher sales and the benefit of sales growth and productivity improvement actions, including the ongoing migration of production from Hong Kong to lower cost facilities in mainland China. Partially offsetting these benefits were charges for restructuring and asset impairments in 2006, and increased spending for information systems and stock-based compensation costs recorded in the first six months of 2006.
Other specialty converting businesses

(In millions)	2006	2005

Net sales including intersegment sales	$316.4	$302.5
Less intersegment sales	(6.7)	(7.5)

Net sales	$309.7	$295.0
Operating income	10.8	8.1

(1) Includes restructuring and asset impairment charges	$.7	$.7

Net Sales
Sales in our other specialty converting businesses increased 5% in the first six months of 2006 compared to the first six months of 2005, due to core unit volume growth and a positive impact of pricing and product mix, partially offset by the negative impact of foreign currency translation (approximately $3 million) and a product line divestiture (approximately $2 million). Organic sales growth was approximately 7%.
Operating Income
Operating income for these businesses increased 33% reflecting sales growth and cost savings from restructuring and productivity improvement initiatives, partially offset by stock-based compensation costs recorded in the first six months of 2006.
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities for the First Six Months:

(In millions)	2006	2005

Net income	$180.7	$147.1
Depreciation and amortization	99.2	100.2
Deferred taxes	3.7	(1.2)
Asset impairment and net (gain) loss on sale of assets	(6.1)	2.5
Other non-cash items, net	6.7	(4.6)
Changes in assets and liabilities, net of effect of business acquisitions and divestitures	(151.2)	(155.9)

Net cash provided by operating activities	$133.0	$88.1

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation and the impact of acquisitions and divestitures and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).

Avery Dennison Corporation
In 2006, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
     Uses of cash
•	Accounts payable and accrued liabilities reflected the timing of payments and accruals, including payments for trade rebates, bonuses and severance and related benefits

•	Inventory reflected the seasonal building of inventory for the back-to-school season in North America and for other businesses

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $32 million to our pension and postretirement health benefit plans during the first six months of 2006

•	Accounts receivable reflected increased sales and an increase in the average days sales outstanding

•	Taxes on income (payable and receivable) due to the timing of payments and accruals
In 2005, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
     Uses of cash
•	Accounts receivable reflected higher sales, partially offset by a decrease in the average number of days sales outstanding

•	Inventory reflected seasonal inventory build and growth in the emerging markets of Asia, Latin America and Eastern Europe

•	Accounts payable and accrued liabilities reflected the timing of payments that benefited the fourth quarter of 2004

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $33 million to our pension and postretirement health benefit plans during 2005
Cash Flow Used in Investing Activities for the First Six Months:

(In millions)	2006	2005

Purchase of property, plant and equipment	$(80.5)	$(76.8)
Purchase of software and other deferred charges	(15.7)	(10.0)
Payments for acquisitions	—	(.6)
Proceeds from sale of assets	.9	16.5
Proceeds from sale of businesses and investments	29.3	—
Other	(.8)	4.1

Net cash used in investing activities	$(66.8)	$(66.8)

Capital Spending
Our major capital projects in 2006 include investments for expansion in China and India serving both our materials and retail information services businesses, as well as spending to complete our new films coater in the U.S.
Proceeds from Sale of Businesses and Investments
In 2006, we sold a long-term investment (proceeds of approximately $16 million), divested our raised reflective pavement marker business in the U.S. (proceeds of approximately $9 million) and divested the filing product line in Europe (proceeds of approximately $4 million).
Cash Flow Used in Financing Activities for the First Six Months:

(In millions)	2006	2005

Net change in borrowings and payments of debt	$(57.1)	$(2.8)
Dividends paid	(85.7)	(83.9)
Proceeds from exercise of stock options	18.6	3.1
Other	8.0	8.4

Net cash used in financing activities	$(116.2)	$(75.2)

Borrowings and Repayment of Debt
During the first six months of 2006, we repaid outstanding short-term borrowings due to available cash. During the first six months of 2005, we repaid $73 million of medium-term notes, as well as $60 million one-year callable commercial notes issued in January 2004, which were paid at maturity, although there was an offsetting increase in short-term borrowings.
Shareholders’ Equity
Our shareholders’ equity was $1.66 billion at July 1, 2006 compared to $1.55 billion at July 2, 2005. Our dividend per share increased to $.78 in the first six months of 2006 from $.76 in the first six months of 2005.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill increased $12 million during the first six months of 2006 due to foreign currency translation.

Avery Dennison Corporation
Net other intangibles resulting from business acquisitions decreased $3 million during the first six months of 2006 due to amortization expense (approximately $5 million) partially offset by the impact of foreign currency translation.
Other assets increased approximately $10 million during the first six months of 2006 due primarily to increases in long-term income tax receivable due to the divestiture of our raised reflective pavement markers business (approximately $11 million) and the cash surrender value of corporate-owned life insurance (approximately $9 million), partially offset by the sale of an investment (approximately $6 million) and the divestiture of certain held-for-sale assets (approximately $5 million).
Other Shareholders’ Equity Accounts
Our employee stock benefit trusts increased approximately $7 million, due to an increase in the market value of shares held in the trust of approximately $29 million during the first six months of 2006, partially offset by the issuance of shares under our stock option and incentive plans of approximately $22 million during the first six months of 2006.
Effect of Foreign Currency
International operations generated approximately 55% of our net sales in the first six months of 2006. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. To reduce our income statement exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.
Impact of Foreign Currency Translation for the First Six Months:

(In millions)	2006	2005

Change in net sales	$(39)	$75
Change in net income	(2)	3

The decrease in the first six months of 2006 reflected the strength of the U.S. dollar against the Euro, British pound and Swiss franc, partially offset by the strength of the Brazilian real and Canadian dollar against the U.S. dollar. The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because our products are generally sourced in the currencies in which they are sold. As a result, the impact of foreign exchange rates on sales is accompanied by a partially offsetting impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income.
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
Working Capital Ratio
Working capital (current assets minus current liabilities, excludes working capital of held-for-sale business), as a percent of annualized net sales, decreased in 2006 primarily due to an increase in short-term debt. Working capital from continuing operations, as a percent of annualized net sales, is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations due to our financing activities. The timing of financing activities is not necessarily related to our current operations and would tend to distort the working capital ratio from period to period. Our objective is to minimize our investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.
Working capital from continuing operations for the first six months:

(In millions)	2006	2005

(A) Working capital (current assets minus current liabilities; excludes working capital of held-for-sale business)	$148.4	$230.5
Reconciling item:
Short-term and current portion of long-term debt	326.5	182.4

(B) Working capital from continuing operations	$474.9	$412.9

(C) Annualized net sales (year-to-date sales x 2)	$5,493.8	$5,509.0

Working capital, as a percent of annualized net sales (A) ÷ (C)	2.7%	4.2%

Working capital from continuing operations as a percent of annualized net sales (B) ÷ (C)	8.6%	7.5%

Avery Dennison Corporation
In the first six months of 2006, the increase in working capital from continuing operations, as a percent of sales, was primarily due to changes in cash and cash equivalents, refundable income taxes and income taxes payable, and other current assets. These changes included the impact of currency.
Accounts Receivable Ratio
The average number of days sales outstanding was 58 days in the first six months of 2006 compared to 57 days in the first six months of 2005, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months.
Inventory Ratio
Average inventory turnover was 8.5 in the first six months of 2006 compared to 8.2 in the first six months of 2005, calculated using the annualized cost of sales (cost of sales for the first six months multiplied by 2) divided by a two-quarter average inventory balance.
Debt and Shareholders’ Equity Ratios

	Six Months Ended
	2006	2005

Total debt to total capital	38.6%	42.8%
Return on average shareholders’ equity	22.9	19.0
Return on average total capital	15.2	12.4

The decrease in the total debt to total capital ratio was due to a decrease in total debt outstanding, resulting from payments during 2005 and 2006, and an increase in shareholders’ equity.
Increases in the returns on equity and total capital in the first six months of 2006 compared to the first six months of 2005 were primarily due to higher net income. These ratios are computed using annualized net income (year-to-date net income multiplied by 2) and a three-quarter average denominator for equity and total debt accounts.
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
Capital from Debt
Our total debt decreased approximately $40 million in the first six months of 2006 to $1.05 billion compared to $1.09 billion at year end 2005, reflecting decreased short-term borrowings, partially offset by the effect of foreign currency translation.
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
Our credit ratings as of July 1, 2006:

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

Avery Dennison Corporation
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
We are unable to predict the effect of these matters at this time, although the effect could well be adverse and material. These matters are reported in Note 15 “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings” and Item 1A, “Risk Factors,” which are incorporated herein by reference.
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
On September 9, 2005, we completed the lease financing for a commercial facility to be located in Mentor, Ohio. This facility will be the new headquarters for our roll materials division, and will consist generally of land, buildings, equipment and office furnishings and equipment (the “Facility”). We will lease the Facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million. We do not expect the residual value of the Facility to be less than the amount guaranteed.
We participate in receivable financing programs, both domestically and internationally, with several financial institutions whereby we may request advances from these financial institutions. At July 1, 2006, we guaranteed approximately $15 million of these advances.
We guaranteed up to approximately $21 million of certain of our foreign subsidiaries’ obligations to their suppliers as of July 1, 2006.

Avery Dennison Corporation
RECENT ACCOUNTING REQUIREMENTS
(Addition to CRITICAL ACCOUNTING POLICIES)
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
Expected volatility for options granted during the first six months of 2006 was based on the implied volatility of publicly traded options with an exercise price close to the exercise price of these options. Expected volatility for options granted prior to 2006 was based on historical volatility of our stock price.
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
Accounting for Income Taxes for Stock-Based Compensation
We also elected to use the short-cut method to calculate the historical pool of windfall tax benefits related to employee stock-based compensation awards.
See Note 9 “Stock-Based Compensation,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other Requirements
During the first six months of 2006, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”) and the SEC were issued. Refer to Note 17 “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.
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

Avery Dennison Corporation
Certain of such risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in Part II, Item 1A, “Risk Factors,” to this Form 10-Q for the quarter ended July 1, 2006, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, ability of the Company to achieve and sustain targeted cost reductions, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, loss of significant contract(s) or customer(s), legal proceedings, including the DOJ criminal investigation, as well as the European Commission (“EC”), Canadian Department of Justice, and Australian Competition and Consumer Commission investigations, into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof (including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, as well as a likely fine by the EC in respect of certain employee misconduct in Europe), impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.
The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) potential adverse developments in legal proceedings and/or investigations regarding competitive activities, including possible fines, penalties, judgments or settlements; (2) the impact of economic conditions on underlying demand for the Company’s products; (3) the impact of competitor’s actions, including expansion in key markets, product offerings and pricing; (4) the degree to which higher raw material and energy-related costs can be passed on to customers through selling price increases (and previously implemented selling price increases can be sustained), without a significant loss of volume; and (5) the ability of the Company to achieve and sustain targeted cost reductions.
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

Avery Dennison Corporation
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed the Arizona complaint without prejudice on October 4, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Webtego on February 16, 2005, in the Court of Common Pleas for Cuyahoga County, Ohio; by D.R. Ward Construction Co. on February 17, 2005, in the Superior Court for Maricopa County, Arizona; by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. On October 7, 2005, Webtego voluntarily dismissed its complaint. On February 16, 2006, D.R. Ward voluntarily dismissed its complaint. The Company intends to defend the remaining matters vigorously.
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
In the course of its internal examination of matters pertinent to the EC’s investigation of anticompetitive activities affecting the European paper and forestry products sector, the Company discovered instances of improper conduct by certain employees in its European operations. This conduct violated the Company’s policies and in some cases constituted an infringement of EC competition law. As a result, the Company expects that the EC will fine the Company when its investigation is completed. The EC has wide discretion in fixing the amount of a fine, up to a maximum fine of 10% of a company’s annual revenue. Because the Company is unable to estimate either the timing or the amount or range of any fine, the Company has made no provision for a fine in its financial statements. However, the Company believes that the fine could well be material in amount. There can be no assurance that additional adverse consequences to the Company will not result from the conduct discovered by the Company or other matters under EC or other laws. The Company is cooperating with authorities.
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

Avery Dennison Corporation
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
ITEM 1A. RISK FACTORS
Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to matters described in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended December 31, 2005 and Part II, Item 1A of the Company’s Form 10-Q for the quarter ended April 1, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable

(b)	Not Applicable

(c)	During the period from 1990 through 1999, the Board of Directors authorized the repurchase of an aggregate 40.4 million shares of the Company’s outstanding common stock (the “Program”). The last Board of Directors’ authorization of 5 million shares occurred in October 1999 and has no expiration. The acquired shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. A total of 2.5 million shares remain available for purchase under the Program. Included in the total shares repurchased were 2,838 shares that were delivered (actually or constructively) to the Company by participants exercising stock options during the second quarter of 2006 under the Company’ stock option plans, in payment of the option exercise price and/or to satisfy withholding tax obligations.

			Remaining shares
			available for
	Total shares	Average price per	repurchases under
(Shares in thousands, except per share amounts)	repurchased	share	the Program

April 2, 2006 – April 29, 2006	2.8	$34.94	2,452.0

Quarterly total	2.8	$34.94	2,452.0

Avery Dennison Corporation
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Information related to this Item during the period is incorporated by reference to Part II, Item 4 in the Company’s Form 10-Q dated May 11, 2006.
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

August 10, 2006