Form 10-Q
period 2006-09-30
AVERY DENNISON CORPORATION
filed 2006-11-09
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of October 27, 2006: 109,770,520

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2006 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$50.8	$98.5
Trade accounts receivable, less allowances of $65.4 and $61.6 for 2006 and 2005, respectively	887.1	863.2
Inventories, net	489.9	439.7
Current deferred taxes and other current assets	159.5	156.9

Total current assets	1,587.3	1,558.3
Property, plant and equipment	2,740.2	2,678.1
Accumulated depreciation	(1,457.1)	(1,382.4)

Property, plant and equipment, net	1,283.1	1,295.7
Goodwill	703.5	673.1
Other intangibles resulting from business acquisitions, net	96.9	98.7
Other assets	586.2	578.1

	$4,257.0	$4,203.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$357.0	$364.7
Accounts payable	619.0	577.9
Other current liabilities	548.2	583.0

Total current liabilities	1,524.2	1,525.6
Long-term debt	550.7	723.0
Non-current deferred taxes and other long-term liabilities	434.9	443.4
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at September 30, 2006 and December 31, 2005; issued – 124,126,624 shares at September 30, 2006 and December 31, 2005; outstanding – 100,214,604 shares and 99,727,160 shares at September 30, 2006 and December 31, 2005, respectively	124.1	124.1
Capital in excess of par value	802.6	729.5
Retained earnings	2,082.5	1,945.3
Cost of unallocated ESOP shares	(7.7)	(7.7)
Employee stock benefit trusts, 9,525,916 shares and 10,006,610 shares at September 30, 2006 and December 31, 2005, respectively	(569.0)	(552.0)
Treasury stock at cost, 14,356,104 shares and 14,362,854 shares at September 30, 2006 and December 31, 2005, respectively	(637.8)	(638.2)
Accumulated other comprehensive loss	(47.5)	(89.1)

Total shareholders’ equity	1,747.2	1,511.9

	$4,257.0	$4,203.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$1,417.6	$1,355.0	$4,164.5	$4,109.5
Cost of products sold	1,026.9	997.4	3,025.6	3,011.9

Gross profit	390.7	357.6	1,138.9	1,097.6
Marketing, general and administrative expense	252.6	228.8	748.7	737.7
Interest expense	14.1	14.7	42.2	44.9
Other expense, net	19.5	1.3	31.1	6.7

Income from continuing operations before taxes	104.5	112.8	316.9	308.3
Taxes on income	19.2	26.8	66.3	73.6

Income from continuing operations	85.3	86.0	250.6	234.7
(Loss) income from discontinued operations, net of tax (including gain on disposal of $1.5 and tax benefit of $14.9 in 2006)	(.3)	.2	15.1	(1.4)

Net income	$85.0	$86.2	$265.7	$233.3

Per share amounts:
Net income (loss) per common share:
Continuing operations	$.85	$.86	$2.51	$2.34
Discontinued operations	–	–	.15	(.01)

Net income per common share	$.85	$.86	$2.66	$2.33

Net income (loss) per common share, assuming dilution:
Continuing operations	$.85	$.86	$2.50	$2.33
Discontinued operations	–	–	.15	(.01)

Net income per common share, assuming dilution	$.85	$.86	$2.65	$2.32

Dividends	$.39	$.38	$1.17	$1.14

Average shares outstanding:
Common shares	100.1	100.2	100.0	100.2
Common shares, assuming dilution	100.5	100.6	100.4	100.6

Common shares outstanding at period end	100.2	100.2	100.2	100.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005

Operating Activities
Net income	$265.7	$233.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115.8	115.4
Amortization	32.7	34.1
Deferred taxes	18.3	19.7
Net (gain) loss on sale of assets and asset impairment	(4.5)	9.5
Other non-cash items, net	8.1	(7.9)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(76.2)	(115.6)

Net cash provided by operating activities	359.9	288.5

Investing Activities
Purchase of property, plant and equipment	(110.6)	(117.1)
Purchase of software and other deferred charges	(24.2)	(15.6)
Payments for acquisitions	(13.4)	(2.7)
Proceeds from sale of assets	1.2	20.3
Proceeds from sale of businesses and investments	29.5	—
Other	4.0	3.3

Net cash used in investing activities	(113.5)	(111.8)

Financing Activities
Net decrease in borrowings (maturities of 90 days or less)	(200.8)	(16.1)
Additional borrowings (maturities longer than 90 days)	—	76.2
Payments of debt (maturities longer than 90 days)	(2.3)	(137.5)
Dividends paid	(128.5)	(125.9)
Proceeds from exercise of stock options, net	24.4	4.8
Other	12.2	12.4

Net cash used in financing activities	(295.0)	(186.1)

Effect of foreign currency translation on cash balances	.9	.1

Decrease in cash and cash equivalents	(47.7)	(9.3)
Cash and cash equivalents, beginning of period	98.5	84.8

Cash and cash equivalents, end of period	$50.8	$75.5

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
Certain prior year amounts have been reclassified to conform with the current year presentation. In 2006, shipping and handling costs (approximately $36 million for the third quarters of 2006 and 2005, approximately $107 million for the first nine months of 2006, and approximately $109 million for the first nine months of 2005), which were previously classified in “Marketing, general and administrative expense” for the Office and Consumer Products segment, Retail Information Services segment, and most businesses included in the other specialty converting businesses, were reclassified into “Cost of products sold” to align the Company’s businesses around a standard accounting policy.
While the Company’s primary segment structure remained the same as reported at year end 2005, in the second quarter of 2006, the Company transferred its business media division from the Retail Information Services segment into other specialty converting businesses, to align with a change in its reporting structure. Prior year amounts included herein have been reclassified to conform to the current year presentation.
The third quarters of 2006 and 2005 consisted of thirteen-week periods ending September 30, 2006 and October 1, 2005, respectively. The interim results of operations are not necessarily indicative of future financial results.
Note 2. Discontinued Operations
In December 2005, the Company announced its plan to sell its raised reflective pavement marker business. The divestiture of this business in the U.S. was completed during the second quarter of 2006; the divestiture of the non-U.S. operations is expected to be completed in 2006. The results of this business have been accounted for as discontinued operations for the years presented herein. This business was previously included in the Pressure-sensitive Materials segment.
Summarized, combined statement of income for discontinued operations:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$.2	$7.5	$7.2	$17.9

Income (loss) before taxes	—	.3	(1.0)	(1.6)
Taxes on income	—	.1	.3	(.2)

Income (loss) from operations, net of tax	—	.2	(1.3)	(1.4)
Gain on sale of discontinued operations	.2	—	1.5	—
Taxes on sale	.5	—	(14.9)	—

(Loss) income from discontinued operations, net of tax	$(.3)	$.2	$15.1	$(1.4)

See also Note 12, “Taxes Based on Income.”
Amortization expense for other intangible assets related to discontinued operations was $.5 million and $1.5 million for the three and nine months ended October 1, 2005, respectively.
Summarized, combined balance sheet for discontinued operations (classified as held-for-sale):

(In millions)	September 30, 2006	December 31, 2005

Current assets	$.6	$3.9

Property, plant and equipment, net	—	5.1
Other assets	—	2.9

Total non-current assets (included in “Other assets” in the Condensed Consolidated Balance Sheet)	—	8.0

Current liabilities	.2	2.2

Non-current liabilities	—	.5

Avery Dennison Corporation
Note 3. Accounts Receivable
The Company recorded expenses related to the allowances for trade accounts receivable of $25.1 million for the nine months ended September 30, 2006 and $24 million for the nine months ended October 1, 2005. The Company records these allowances based on estimates related to the following factors:
•	Customer specific allowances

•	Amounts based upon an aging schedule

•	An estimated amount, based on the Company’s historical experience
Note 4. Inventories
Inventories consisted of:

(In millions)	September 30, 2006	December 31, 2005

Raw materials	$161.0	$132.8
Work-in-progress	122.0	101.6
Finished goods	226.9	220.9

Inventories at lower of FIFO cost or market (approximates replacement cost)	509.9	455.3
Less LIFO adjustment	(20.0)	(15.6)

Inventory, net	$489.9	$439.7

Note 5. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill from continuing operations for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Office and	Retail	specialty
	sensitive	Consumer	Information	converting
(In millions)	Materials	Products	Services	businesses	Total

Balance as of January 1, 2005	$334.6	$170.4	$205.3	$.3	$710.6
Goodwill acquired during the period	–	–	1.1	–	1.1
Acquisition adjustments (1)	–	–	(2.7)	–	(2.7)
Translation adjustments	(21.0)	(12.5)	(2.4)	–	(35.9)

Balance as of December 31, 2005	313.6	157.9	201.3	.3	673.1
Transfer of business (2)	–	–	(3.1)	3.1	–
Goodwill acquired during the period (3)	–	–	–	10.3	10.3
Acquisition adjustments (4)	–	–	.3	–	.3
Translation adjustments	10.6	7.7	1.4	.1	19.8

Balance as of September 30, 2006	$324.2	$165.6	$199.9	$13.8	$703.5

(1)	Acquisition adjustments in 2005 consisted of purchase price allocation of the Rinke Etiketten acquisition and resolution of claims associated with RVL Packaging, Inc.

(2)	Transfer of business refers to the transfer of the business media division from Retail Information Services to Other specialty converting businesses to align with a change in reporting structure.

(3)	Acquisition of a small private company in September 2006.

(4)	Acquisition adjustments in 2006 consisted of purchase price allocation of a small acquisition in 2005.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at September 30, 2006 and December 31, 2005, which continue to be amortized:

	September 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$90.8	$23.4	$67.4	$85.7	$19.0	$66.7
Trade names and trademarks	42.2	31.4	10.8	40.1	25.6	14.5
Patented and other acquired technology	28.4	10.6	17.8	26.4	9.6	16.8
Other intangibles	4.8	3.9	.9	4.4	3.7	.7

Total	$166.2	$69.3	$96.9	$156.6	$57.9	$98.7

Avery Dennison Corporation
Amortization expense on other intangible assets resulting from business acquisitions was $2.8 million and $8.1 million for the three and nine months ended September 30, 2006, respectively, and $3 million and $9.2 million for the three and nine months ended October 1, 2005, respectively. The weighted-average amortization periods for intangible assets resulting from business acquisitions are twenty-two years for customer relationships, twelve years for trade names and trademarks, eighteen years for patented and other acquired technology, six years for other intangibles, and eighteen years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and each of the next four fiscal years is expected to be approximately $11 million, $8 million, $6 million, $6 million and $6 million, respectively.
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
During the three and nine months ended September 30, 2006, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness was a net loss of $.7 million and $1.7 million during the three and nine months ended September 30, 2006, respectively. This reclassification was a net loss of $.4 million and $4 million during the three and nine months ended October 1, 2005, respectively. A net loss of approximately $6.8 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
In connection with the issuance of $250 million of 10-year senior notes in January 2003, the Company settled a forward starting interest rate swap at a loss of $32.5 million. The loss is being amortized to interest expense over a 10-year period, which corresponds to the term of the related debt.
Note 7. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

Pension Benefits	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$4.8	$3.1	$4.7	$3.1	$14.4	$9.5	$14.6	$9.3
Interest cost	7.4	4.7	6.9	5.0	22.3	14.0	20.7	15.0
Expected return on plan assets	(11.7)	(4.7)	(11.1)	(5.6)	(35.1)	(14.2)	(32.9)	(16.8)
Recognized net actuarial loss	2.0	1.6	1.3	1.0	6.0	4.7	3.9	3.0
Amortization of prior service cost	.5	.2	.5	.2	1.4	.5	1.4	.5
Amortization of transition obligation or asset	–	(.3)	(.1)	(.3)	–	(.9)	(.2)	(1.0)
Net transfer in (1)	–	4.0	–	–	–	4.0	–	–
Recognized gain on curtailment and settlement of an obligation (2)	–	–	–	–	–	(1.6)	–	–

Net periodic benefit cost	$3.0	$8.6	$2.2	$3.4	$9.0	$16.0	$7.5	$10.0

Postretirement Health Benefits	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Components of net periodic benefit cost:
Service cost	$.2	$.4	$.7	$1.3
Interest cost	.5	.7	1.3	1.9
Recognized net actuarial loss	.4	.4	1.1	1.1
Amortization of prior service cost	(.6)	(.2)	(1.5)	(.7)

Net periodic benefit cost	$.5	$1.3	$1.6	$3.6

(1)	“Net transfer in” represents valuation of additional pension plans.

(2)	Recognized gain related to the divestiture of the Company’s filing business in Europe.

Avery Dennison Corporation
The Company contributed $26.9 million and $26.1 million to its U.S. pension plans during the nine months ended September 30, 2006 and October 1, 2005, respectively. The Company expects to contribute an additional $.7 million to its U.S. pension plans for the remainder of 2006, totaling $27.6 million for the full year 2006 compared to $26.4 million for the full year 2005. Additionally, the Company contributed $2.6 million and $2.9 million to its postretirement health benefit plans during the nine months ended September 30, 2006 and October 1, 2005, respectively. For the remainder of 2006, the Company expects to contribute an additional $.7 million to its postretirement health benefit plans.
The Company contributed $5.4 million and $5.9 million to its international pension plans during the nine months ended September 30, 2006 and October 1, 2005, respectively. For the remainder of 2006, the Company expects to contribute approximately $1.6 million to its international pension plans.
Note 8. Research and Development
Research and development expense for the three and nine months ended September 30, 2006 was $21.5 million and $65.1 million, respectively. For the three and nine months ended October 1, 2005, research and development expense was $20.1 million and $63.6 million, respectively.
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
Valuation of Stock Options
The Company’s stock-based compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period. The fair value of the Company’s stock option awards is estimated as of the date of grant using the Black-Scholes option-pricing model. This model requires input assumptions for the Company’s expected dividend yield, expected volatility, risk-free interest rate and the expected life of the options. The terms used in Note 9 are used as described in SFAS No. 123(R).
Expected dividend yield was based on the current annual dividend divided by the 12-month average monthly stock price prior to grant.
Expected volatility for options granted during the first nine months of 2006 was based on the implied volatility of publicly traded options with an exercise price close to the exercise price of these options. Expected volatility for options granted prior to 2006 was based on historical volatility of the Company’s stock price.

Avery Dennison Corporation
Risk-free rate was based on the average of the weekly 5-year T-Bond rate for the 52-week period prior to grant.
Expected term was determined based on historical experience under the Company’s stock option plan.
The weighted-average fair value per share of options granted during the first nine months of 2006 was $13.25, compared to $12.64 for the year ended 2005 and $11.18 for the year ended 2004.
The underlying assumptions used for the three and nine months ended September 30, 2006 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Risk-free interest rate	4.64%	4.54%
Expected stock price volatility	23.50%	23.56%
Expected dividend yield	2.68%	2.70%
Expected option term	5.5 years	5.5 years

As permitted by SFAS No. 123(R), underlying assumptions used for stock options granted prior to January 1, 2006 were retained.
Effect of Stock Options on Net Income
Net income for the first nine months of 2006 includes pretax stock-based compensation expense of $14.6 million, or $.09 per share, assuming dilution. This expense was included in “Marketing, general and administrative expense” and was recorded in corporate expense and the Company’s operating segments, as appropriate.
The provisions of SFAS No. 123(R) require that options granted to retirement-eligible employees be treated as though they were immediately vested; as a result, the pretax compensation expense related to such options (approximately $2 million) was recognized during the first nine months of 2006 and is included in the compensation expense noted above.
No stock-based compensation cost was capitalized for the nine months ended September 30, 2006. As of January 1, 2006, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits related to employee stock-based compensation awards, in accordance with the provisions of SFAS No. 123(R).
The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s stock option plans during the three and nine months ended October 1, 2005.

	Three Months Ended	Nine Months Ended
(In millions, except per share amounts)	October 1, 2005	October 1, 2005

Net income, as reported	$86.2	$233.3
Compensation expense, net of tax	(4.2)	(12.9)

Net income, pro forma	$82.0	$220.4

Net income per share, as reported	$.86	$2.33
Net income per share, assuming dilution, as reported	.86	2.32

Pro forma net income per share	$.82	$2.20
Pro forma net income per share, assuming dilution	.82	2.19

The following table sets forth stock option information relative to the Company’s stock option plans:

			Weighted-average
	Number		remaining	Aggregate
	of options	Weighted-average	contractual life	intrinsic value
	(in thousands)	exercise price	(in years)	(in millions)

Outstanding at December 31, 2005	10,853.2	$56.32	6.9	—
Granted	20.4	59.43	—	—
Exercised	(488.4)	51.05	—	—
Forfeited or expired	(745.7)	59.19	—	—

Outstanding at September 30, 2006	9,639.5	56.37	6.20	$37.9
Options vested and expected to vest as of September 30, 2006	8,873.7	56.16	6.09	36.5
Options exercisable at September 30, 2006	4,993.3	$53.91	4.51	$31.7

Avery Dennison Corporation
The total intrinsic value of stock options exercised during the first nine months of 2006 was $5 million and cash received by the Company from the exercise of these stock options was $24.4 million. The windfall tax benefit realized by the Company from these exercised options was $1.4 million. The intrinsic value of the stock options is based on the amount by which the market value of the underlying stock exceeds the exercise price of the option.
The following table summarizes the Company’s unvested options:

	Number of options	Weighted-average
	(in thousands)	exercise price

Unvested options outstanding at December 31, 2005	5,607.0	$58.99
Granted	20.4	59.43
Vested	(284.2)	58.38
Forfeited or expired	(697.0)	59.10

Unvested options outstanding at September 30, 2006	4,646.2	$59.02

As of September 30, 2006, the Company has approximately $25.3 million of unrecognized compensation cost related to unvested stock option awards granted under the Company’s plans. This cost is expected to be recognized over the remaining requisite service period for these awards (weighted average remaining service period of approximately 3 years).
Restricted Stock Units and Restricted Stock
In December 2005, the Compensation and Executive Personnel Committee of the Board of Directors approved the award of RSUs, which were issued under the Company’s stock option and incentive plan. In 2005, RSUs were granted to certain employees, which consisted of two groups of employees. These RSUs include dividend equivalents in the form of additional RSUs, which are equivalent to the amount of the dividend paid or property distributed on a single share of common stock multiplied by the number of RSUs in the employee’s account. Vesting for the two groups of RSUs is as follows:
•	A vesting period of 3 years provided that a certain performance objective is met at the end of the third year after the year of the award. If the performance objective is not achieved at the end of the third year, the same unvested RSUs will be subject to meeting the performance objective at the end of the fourth year, and if not achieved at the end of the fourth year, then the fifth year following the year of grant, or

•	A vesting period of 3 years, provided that employment continues for 3 years after the date of the award
For both groups, if the above vesting conditions are not met, the RSUs will be forfeited.
The following table summarizes information about awarded RSUs:

	Number of RSUs	Weighted-average
	(in thousands)	grant price

Outstanding at December 31, 2005	93.5	$59.47
Granted	–	–
Forfeited or expired	(8.4)	59.47

Outstanding at September 30, 2006	85.1	$59.47

The total compensation expense related to RSUs and restricted stock is amortized on a straight-line basis over the requisite service period.
During the first nine months of 2006, the pretax compensation expense related to RSUs was $1.7 million, or $.01 per share, assuming dilution.
During 2005, the Company also awarded 30,000 shares of restricted stock, which vest in two equal increments: the first in 2009; the second in 2012. Pretax compensation expense of $.2 million was recorded for this award during the first nine months of 2006.

Avery Dennison Corporation
As of September 30, 2006, the Company has approximately $4 million of unrecognized compensation cost related to unvested RSUs and restricted stock. This cost is expected to be recognized over the remaining requisite service period for these awards (weighted average remaining service period of approximately 2 years for RSUs and 6 years for restricted stock).
Note 10. Cost Reduction Actions
Severance charges recorded under the restructuring actions below are included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. Charges below are included in “Other expense, net” in the Consolidated Statement of Income.
Third Quarter 2006
In the third quarter of 2006, the Company recorded a pretax charge of $6.1 million related to restructuring costs and asset impairment charges. The restructuring charge included severance and related costs of $4.5 million related to the elimination of approximately 180 positions worldwide. Final payments to the terminated employees will be made during 2007. At September 30, 2006, approximately 5 employees impacted by these actions remain with the Company and are expected to leave by the end of 2006. Also included in the charge was $1.6 million related to the impairment of machinery and equipment, based on the estimated market value of the assets. The table below details the activity related to this program:

			Other
	Pressure-	Retail	specialty
	sensitive	Information	converting
(In millions)	Materials	Services	businesses	Total

Severance and other employee costs
Beginning balance	$.8	$3.6	$.1	$4.5
Payments	(.2)	(2.0)	(.1)	(2.3)

Balance at September 30, 2006	.6	1.6	—	2.2

Asset Impairments	—	—	$1.6	$1.6

Second Quarter 2006
In the second quarter of 2006, the Company recorded a pretax charge of $6.1 million related to restructuring costs and asset impairment charges, partially offset by a $1.6 million gain on curtailment and settlement of a pension obligation related to the divestiture of the Company’s filing business in Europe. The restructuring charge included severance and related costs of $4.7 million related to the elimination of approximately 130 positions worldwide. Final payments to the terminated employees will be made during 2006 and 2007. At September 30, 2006, approximately 10 employees impacted by these actions remain with the Company, and are expected to leave in 2006. Also included in the charge was $1.4 million related to the impairment of a building and machinery and equipment, based on the estimated market value of the assets. The table below details the activity related to this program:

			Other
	Pressure-	Retail	specialty
	sensitive	Information	converting
(In millions)	Materials	Services	businesses	Corporate	Total

Severance and other employee costs
Beginning balance	$2.0	$2.0	$.7	$—	$4.7
Payments	(2.0)	(.8)	(.7)	—	(3.5)

Balance at September 30, 2006	—	1.2	—	—	1.2

Asset Impairments	$.1	—	—	$1.3	$1.4

First Quarter 2006
In the first quarter of 2006, the Company recorded a pretax charge of $7.2 million related to restructuring costs and asset impairment charges. The charge included severance and related costs of $5.4 million related to the elimination of approximately 100 positions worldwide. Final payments to the terminated employees will be made during 2006 and 2007. At September 30, 2006, approximately 5 employees impacted by these actions remain with the Company, and are expected to leave in 2006. Also included in the charge was $1.8 million related to the impairment of machinery and equipment and a building, based on the estimated market value of the assets. The table below details the activity related to this program:

Avery Dennison Corporation

	Pressure-	Office and	Retail
	sensitive	Consumer	Information
(In millions)	Materials	Products	Services	Corporate	Total

Severance and other employee costs
Beginning balance	$2.6	$.8	$2.0	$—	$5.4
Payments	(1.6)	(.8)	(1.4)	—	(3.8)

Balance at September 30, 2006	1.0	—	.6	—	1.6

Asset Impairments	$1.0	—	$.3	$.5	$1.8

Fourth Quarter 2005
In the fourth quarter of 2005, the Company recorded a pretax charge of $55.5 million associated with restructuring actions ($41.1 million) and product line divestitures ($14.4 million). The charge included severance and related costs of $32.9 million related to the elimination of approximately 850 positions worldwide (approximately 700 positions related to restructuring and 150 positions related to product line divestitures). Final payments to the terminated employees will be made during 2006 and 2007. At September 30, 2006, approximately 140 employees impacted by these actions remain with the Company, and are expected to leave during 2006 and 2007. Also included in the charge was $22.6 million related to asset impairment, lease cancellation costs and other associated costs. Asset impairments were based on the estimated market value of the assets. The table below details the activity related to this program:

				Other
	Pressure-	Office and	Retail	specialty
	sensitive	Consumer	Information	converting
(In millions)	Materials	Products	Services	businesses	Corporate	Total

Severance and other employee costs
Beginning balance	$15.1	$6.8	$5.6	$2.5	$2.9	$32.9
Payments	(2.5)	(1.4)	(.4)	(1.0)	—	(5.3)

Balance at December 31, 2005	12.6	5.4	5.2	1.5	2.9	27.6
Payments	(8.8)	(5.1)	(2.4)	(1.4)	(1.2)	(18.9)

Balance at September 30, 2006	$3.8	$.3	$2.8	$.1	$1.7	$8.7

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
Note 11. Foreign Currency
Transactions in foreign currencies and translation of financial statements of subsidiaries operating in hyperinflationary economies decreased net income by $.2 million during the three months ended September 30, 2006 and increased net income by $.2 million during the nine months ended September 30, 2006. These transactions increased net income by $.3 million during the three months ended October 1, 2005, and decreased net income by $2.3 million during the nine months ended October 1, 2005. In 2005, operations in hyperinflationary economies consisted of the Company’s operations in the Dominican Republic and Turkey, for which the translation gains and losses are included in net income. In 2006, the Company’s operations in Turkey converted to local currency as the functional currency because the economy is no longer in hyperinflationary status. Therefore in 2006, the Dominican Republic is the only hyperinflationary economy in which the Company operates.
Note 12. Taxes Based on Income
The effective tax rate from continuing operations was 18.4% for the third quarter of 2006, compared to 23.8% for the third quarter of 2005. The effective tax rate for the nine months ended September 30, 2006 was 20.9%, compared to 23.9% for the nine months ended October 1, 2005. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, due to the Company’s operations outside the U.S.

Avery Dennison Corporation
where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts. The effective tax rate for the first nine months of 2006 includes the net benefits from the release of certain valuation allowances, global audit settlements and the closure of certain tax years (combined benefit of $13.4 million). The year-to-date 2006 effective tax rate does not include the benefit of the U.S. Research and Experimental Credit (R&D tax credit), which has not been extended beyond December 31, 2005.
The income from discontinued operations includes a $14.9 million tax benefit from the divestiture of the raised reflective pavement marker business. This tax benefit resulted from the capital loss recognized from the sale of the business, which was a stock sale. The capital loss will be offset against capital gains recognized in 2006 related to the sale of an investment, as well as carried back to capital gains recognized in previous years, as allowable.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate. In addition, the Company is currently evaluating the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which is effective for years beginning after December 15, 2006.
Note 13. Net Income Per Share
Net income per common share amounts were computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

(A) Income from continuing operations	$85.3	$86.0	$250.6	$234.7
(B) (Loss) income from discontinued operations	(.3)	.2	15.1	(1.4)

(C) Net income available to common shareholders	85.0	86.2	265.7	233.3

(D) Weighted-average number of common shares outstanding	100.1	100.2	100.0	100.2
Dilutive shares (additional common shares issuable under employee stock options, RSUs and restricted stock and contingently issuable shares under an acquisition agreement in 2005)	.4	.4	.4	.4

(E) Weighted-average number of common shares outstanding, assuming dilution	100.5	100.6	100.4	100.6

Income from continuing operations per common share (A) ÷ (D)	$.85	$.86	$2.51	$2.34
Income (loss) from discontinued operations per common share (B) ÷ (D)	—	—	.15	(.01)

Net income per common share (C) ÷ (D)	$.85	$.86	$2.66	$2.33

Income from continuing operations per common share, assuming dilution (A) ÷ (E)	$.85	$.86	$2.50	$2.33
Income (loss) from discontinued operations per common share, assuming dilution (B) ÷ (E)	—	—	.15	(.01)

Net income per common share, assuming dilution (C) ÷ (E)	$.85	$.86	$2.65	$2.32

Avery Dennison Corporation
Certain employee stock options, RSUs and shares of restricted stock were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. The amount excluded from the computation was 4.9 million and 5.3 million for the three and nine months ended September 30, 2006, respectively, and 7 million and 4.4 million for the three and nine months ended October 1, 2005, respectively. The amount excluded for 2006 reflected the impact of additional dilutive shares following the calculation of assumed proceeds under the treasury stock method, as prescribed by SFAS No. 123(R).
Note 14. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, adjustments to the minimum pension liability, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $108.6 million and $307.3 million for the three and nine months ended September 30, 2006, and $89.4 million and $164.3 million for the three and nine months ended October 1, 2005, respectively.
The components of accumulated other comprehensive loss at the end of the following periods were as follows:

(In millions)	September 30, 2006	December 31, 2005

Foreign currency translation adjustment	$80.8	$36.6
Minimum pension liability	(111.8)	(111.8)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(16.5)	(13.9)

Total accumulated other comprehensive loss	$(47.5)	$(89.1)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, was as follows:

(In millions)	September 30, 2006

Beginning accumulated derivative loss	$(13.9)
Net loss reclassified to earnings	1.7
Net change in the revaluation of hedging transactions	(4.3)

Ending accumulated derivative loss	$(16.5)

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

Avery Dennison Corporation
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
On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practices in the label stock industry. The Company produced documents and provided testimony in response to the subpoena.
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

Avery Dennison Corporation
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
On October 19, 2006, the U.S. Department of Justice notified the Company that the U.S. Department of Justice decided to close its criminal investigation into competitive practices in the label stock industry without further action.
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
The Company has accrued liabilities for these and certain other sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites which could be identified in the future for cleanup could be higher than the liability currently accrued.
During the third quarter of 2006, the Company recognized additional liability of $13 million for estimated environmental remediation costs for a former operating facility, for which $2 million had been accrued in the second quarter of 2006. The amount accrued represents the lower end of the current estimated range of $15 million to $17 million for costs expected to be incurred. Management considered additional information provided by outside consultants in revising its previous estimates of expected costs. This estimate could change depending on various factors such as modification of currently planned remedial actions, changes in the site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
Other amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.
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

Avery Dennison Corporation
Product warranty liabilities were as follows:

(In millions)	September 30, 2006	December 31, 2005

Balance at beginning of year	$2.5	$1.9
Accruals for warranties issued	.6	1.9
Payments	(1.2)	(1.3)

Balance at end of period	$1.9	$2.5

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
The Company participates in receivable financing programs, both domestically and internationally, with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At September 30, 2006, the Company had guaranteed approximately $17 million.
The Company guaranteed up to approximately $21 million of certain foreign subsidiaries’ obligations to their suppliers as of September 30, 2006.
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
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005(2)	September 30, 2006	October 1, 2005 (2)

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$825.3	$767.1	$2,422.0	$2,351.3
Office and Consumer Products	281.7	284.3	787.0	843.2
Retail Information Services	164.4	154.6	499.6	471.0
Other specialty converting businesses	146.2	149.0	455.9	444.0

Net sales to unaffiliated customers	$1,417.6	$1,355.0	$4,164.5	$4,109.5

Intersegment sales:
Pressure-sensitive Materials	$40.1	$40.2	$117.3	$118.4
Office and Consumer Products	.4	.4	1.3	1.5
Retail Information Services	1.0	1.8	2.9	5.9
Other specialty converting businesses	3.7	3.7	10.4	11.1
Eliminations	(45.2)	(46.1)	(131.9)	(136.9)

Intersegment sales	$—	$—	$—	$—

Income from continuing operations before taxes:(1)
Pressure-sensitive Materials	$83.4	$68.4	$226.7	$214.8
Office and Consumer Products	44.7	42.6	125.8	119.8
Retail Information Services	6.9	10.9	35.5	32.8
Other specialty converting businesses	5.6	8.2	16.4	16.3
Corporate expenses	(22.0)	(2.6)	(45.3)	(30.5)
Interest expense	(14.1)	(14.7)	(42.2)	(44.9)

Income from continuing operations before taxes	$104.5	$112.8	$316.9	$308.3

Avery Dennison Corporation

(1)	Operating income for the third quarter of 2006 includes “Other expense, net” totaling $19.5, which consists of environmental remediation costs of $13, restructuring costs and asset impairment charges of $6.1, and costs of $.4 related to a divestiture. Of the $19.5 total in “Other expense, net” for the third quarter of 2006, the Pressure-sensitive Materials segment recorded $.8, the Office and Consumer Products segment recorded $.4, the Retail Information Services segment recorded $3.6, the other specialty converting businesses recorded $1.7 and Corporate recorded $13.

Operating income for the third quarter of 2005 includes “Other expense, net” related to asset impairment charges and restructuring costs of $1.3, of which the Pressure-sensitive Materials segment recorded $1.2 and other specialty converting businesses recorded $.1.

Operating income for the first nine months of 2006 includes “Other expense, net” totaling $31.1, which consists of restructuring costs and asset impairment charges of $19.4, environmental remediation costs of $13, costs of $.4 related to a divestiture, accrual related to a patent lawsuit of $.4 and charitable contribution of $10 to the Avery Dennison Foundation, partially offset by gain on sale of investment of $(10.5), and gain on curtailment and settlement of a pension obligation of $(1.6). Of the $31.1 total in “Other expense, net” for the first nine months of 2006, the Pressure-sensitive Materials segment recorded $6.9, the Office and Consumer Products segment recorded $(.4), the Retail Information Services segment recorded $7.9, the other specialty converting businesses recorded $2.4 and Corporate recorded $14.3.

Operating income for the first nine months of 2005 includes “Other expense, net” related to restructuring costs and asset impairment charges of $10.1, partially offset by gain on sale of assets of $(3.4); of the total $6.7 in “Other expense, net”, the Pressure-sensitive Materials segment recorded $1.6, the Office and Consumer Products segment recorded $4.3 and other specialty converting businesses recorded $.8.

See Note 10 “Cost Reduction Actions,” for further information.

(2)	Certain prior year amounts have been reclassified to conform with the 2006 financial statement presentation.
Note 17. Recent Accounting Requirements
SFAS No. 123(R) and Related Guidance
In October 2006, Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 123(R)-6, “Amendment of FASB Staff Position FAS 123(R)-1.” This guidance addresses certain technical corrections of FAS 123(R). These corrections include (a) exempting nonpublic companies from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and those expected to vest; (b) revising the computation of the minimum compensation cost that must be recognized to comply with paragraph 142 of Statement 123(R); (c) indicating that at the date that awards are no longer probable of vesting, any previously recognized compensation cost should be reversed; and (d) amending the definition of short-term inducement to exclude an offer to settle an award. This FSP is applicable in the first reporting period beginning after October 20, 2006. The Company is currently evaluating the impact of this guidance on the financial results of operations and financial position.

Avery Dennison Corporation
In October 2006, the FASB issued FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1.” This guidance addresses the modification of an instrument in connection with an equity restructuring. If modifications to the instrument are made solely to reflect an equity restructuring that occurs when holders are no longer employees, no change in the recognition or measurement of those instruments will occur as long as there is no increase in the fair value of the award and all holders of the same class of equity instruments are treated in the same manner. This FSP is applicable in the first reporting period beginning after October 10, 2006. The Company is currently evaluating the impact of this guidance on the financial results of operations and financial position.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This guidance clarifies that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control shall be classified as a liability only when it becomes probable that the event will occur. This guidance is not applicable to the Company.
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
In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of the reissued SFAS No. 123(R), “Share-Based Payment,” to the beginning of the first annual reporting period beginning after June 15, 2005. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company adopted the recognition provisions of this Statement in January 2006 and followed the guidance under modified prospective application. The recognition of the related stock option expense was approximately $14.6 million in the first nine months of 2006. Compensation expense of approximately $1.9 million related to RSUs and restricted stock was also recognized in the first nine months of 2006. Based on current estimates, the pretax expense for stock options for 2006 is expected to be approximately $21 million, based on unvested stock options outstanding as of September 30, 2006 and equity awards expected to be awarded during the fourth quarter of 2006.
Other Requirements
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires (a) the recognition of funded status of a defined benefit postretirement plan in the statement of financial position and changes in the funded status through comprehensive income; (b) as a component of other comprehensive income, the recognition of actuarial gains and losses and the prior service costs and credits (net of tax) that arise during the period, but are not recognized in the income statement; (c) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position; and (d) disclosure in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year, that arise from delayed recognition of the gains and losses, prior service costs or credits and transition asset or obligation. The provisions of this Statement are effective as of the end of fiscal year ending after December 15, 2006, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for fiscal years ending after December 15, 2008. Based on the Company’s unfunded obligation as of December 31, 2005, the adoption of SFAS No. 158 would reduce total shareholders’ equity by approximately $100 million. By the time of adoption at December 30, 2006, plan performance and actuarial assumptions will impact the actual amounts that will be recorded. The adoption of SFAS No. 158 is not expected to affect the Company’s results of operations as of December 30, 2006.

Avery Dennison Corporation
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this Statement when applicable.
In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting and directs that entities shall apply the same method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in this FSP is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this guidance on the financial results of operations and financial position.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on approaches to considering the effects of identified unadjusted errors on financial statements, and what steps shall be taken to correct previously filed reports. The guidance in this SAB is effective for fiscal years beginning after November 15, 2006, and registrants electing not to restate financial statements for fiscal years ending on or before November 15, 2006 should reflect the effects of initially applying this guidance in their annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will apply the provisions of this guidance when applicable.
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation provides a recognition threshold and measurement principles for the evaluation of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The guidance in this FIN is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on the financial results of operations and financial position.
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

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION AND DEFINITION OF TERMS
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements and includes the following sections:

• Overview and Outlook	22
• Analysis of Results of Operations for the Third Quarter	25
• Results of Operations by Operating Segment for the Third Quarter	27
• Analysis of Results of Operations for the Nine Months Year-to-Date	29
• Results of Operations by Operating Segment for the Nine Months Year-to-Date	31
• Financial Condition	32
• Use and Limitations of Non-GAAP Measures	37
• Recent Accounting Requirements	37
• Safe Harbor Statement	38
Our discussion of financial results includes several non-GAAP measures to provide additional information concerning Avery Dennison Corporation’s (“the Company’s”) performance. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, GAAP financial measures. These non-GAAP financial measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP. (See “Use and Limitations of Non-GAAP Measures” section below.)
We use the following terms:
•	Organic sales growth refers to the change in sales excluding the estimated impact of currency translation, acquisitions and divestitures;

•	Core unit volume refers to a measure of sales performance that excludes the estimated impact of currency translation, acquisitions and divestitures, as well as changes in product mix and pricing;

•	Segment operating income refers to income before interest and taxes;

•	Free cash flow refers to cash flow from operations, less payments for capital expenditures, software and other deferred charges; and

•	Working capital from continuing operations refers to working capital excluding short-term debt and current assets and current liabilities of held-for-sale businesses.
While our primary segment structure remained the same as reported at year end 2005, in the second quarter of 2006, we transferred our business media division from the Retail Information Services segment into other specialty converting businesses, to align with a change in the reporting structure. Prior year amounts included herein have been reclassified to conform to the current year presentation.
As a result of the sale of our raised reflective pavement marker business during the second quarter of 2006 (discussed below in “Acquisitions and Divestitures”), the discussions which follow generally reflect summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales from continuing operations in the first nine months of 2006 increased 1% compared to the same period in 2005, reflecting the factors summarized in the following table.

	Three Months Ended		Nine Months Ended
Estimated change in sales due to:	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Core unit volume	3%	(1)%	2%	1%
Pricing and product mix	1	2	1	2

Organic sales growth	4%	1%	3%	3%
Foreign currency translation	2	1	(1)	2
Divestitures, net of acquisitions	(1)	—	(1)	1

Reported sales growth	5%	2%	1%	6%

Avery Dennison Corporation
Organic sales growth in the first nine months of 2006 reflected increases in most of our businesses, with solid growth in Asia, Europe and Latin America, and modest growth in the U.S. Outside the U.S., organic sales growth was largely due to market expansion. In the U.S., the benefit from growth of Avery-brand products and a strong back-to-school season in our Office and Consumer Products segment was largely offset by the loss of sales from exiting certain low-margin private label business in that segment. In our North American roll materials business, sales in local currency were approximately even with the prior year, as reduced market share during the first quarter of 2006 (reflecting share loss related to price increases implemented in 2005 to offset higher raw material costs) was offset by subsequent share gains.
Net Income
Net income increased $32 million or 14% in the first nine months of 2006 compared to the same period in 2005.
Positive factors affecting the change in net income included:
•	Higher net sales

•	Cost savings from productivity improvement initiatives across all segments and corporate, including restructuring actions taken in 2006 and late 2005

•	Benefit of a lower effective tax rate

•	Tax benefit and gain on divestiture of a business
Negative factors affecting the change in net income included:
•	Restructuring and asset impairment charges in 2006 and associated transition costs, which exceeded charges taken in the first nine months of 2005

•	Stock-based compensation and other employee-related costs

•	Increase in environmental remediation accrual
Cost Reduction Actions
In late 2005, we initiated company-wide cost reduction efforts which are expected to improve our global operating efficiencies. These actions included a reduction in headcount of approximately 700 positions, which impacted most businesses and geographic regions, and divestitures of several low-margin businesses and product lines. These actions are expected to be completed by the end of 2006. In the first nine months of 2006, we continued our restructuring efforts resulting in a further headcount reduction of approximately 410 positions, as well as the impairment of certain assets; pretax charges related to these actions totaled approximately $19 million. These charges represent a portion of our current estimated range of $22 million to $25 million for 2006. The restructuring actions, including the actions in the fourth quarter of 2005 and those taken in 2006, are expected to yield annualized pretax savings of $90 million to $100 million when completed. We are reinvesting some of the savings in future growth opportunities. We also have incurred transition costs related to these actions, and will incur additional transition costs throughout the year.
See also Note 10 “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Stock-Based Compensation Expense
In January 2006, we adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” resulting in approximately $15 million of pre-tax stock-based compensation expense related to stock options during the first nine months of 2006. In addition to stock option expense, compensation expense of approximately $2 million related to restricted stock units (“RSUs”) and restricted stock was also recognized in the first nine months of 2006. Expenses related to stock-based compensation are recognized in corporate expense and segment operating income, as appropriate.
Effective Rate of Taxes on Income
The effective tax rate was 20.9% for the first nine months of 2006 compared with 23.9% for the same period in 2005, and 20.4% for the full year of 2005. The first nine months of 2006 effective tax rate includes a net benefit from the release of certain valuation allowances, global audit settlements and the closure of certain tax years. The year-to-date 2006 effective tax rate does not include the benefit of the U.S. Research and Experimental credit (R&D tax credit), which has not been extended beyond December 31, 2005.
Free Cash Flow
Free cash flow, which is a non-GAAP measure, refers to cash flow from operating activities less spending on property, plant, equipment, software and other deferred charges. We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchase of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. Management believes that it is appropriate to

Avery Dennison Corporation
measure cash after spending on property, plant, equipment, software and other deferred charges because such spending is considered integral to maintaining or expanding our underlying business. This measure is not intended to represent the residual cash available for discretionary purposes. Refer to the “Uses and Limitations of Non-GAAP Measures” section for further information regarding limitations of this measure.

	Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005

Net cash provided by operating activities	$359.9	$288.5
Purchase of property, plant and equipment	(110.6)	(117.1)
Purchase of software and other deferred charges	(24.2)	(15.6)

Free cash flow	$225.1	$155.8

Free cash flow in the first nine months of 2006 reflects higher net income than in 2005, as well as an improvement in changes in assets and liabilities. See “Analysis of Results of Operations” and “Liquidity” below for more information.
Divestitures
In December 2005, we announced our plan to sell our raised reflective pavement marker business, which had sales of approximately $23 million in 2005. The divestiture of this business in the U.S. was completed during the second quarter of 2006 and resulted in a tax benefit due to capital losses arising from the sale of the business; the divestiture of the non-U.S. operations is expected to be completed in 2006. The results of this business have been accounted for as discontinued operations for the years presented herein. This business was previously included in the Pressure-sensitive Materials segment.
In December 2005, we also announced the divestiture of two product lines. These divestitures were completed in the first quarter of 2006. The first product line, which was included in the Office and Consumer Products segment, had estimated sales of $60 million in 2005, with minimal impact to income from operations. The second product line, which was included in other specialty converting businesses, had annual sales of approximately $10 million in 2005, with minimal impact to income from operations.
Investigations
In April 2003, we were notified by the U.S. Department of Justice’s Antitrust Division (“DOJ”) that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. On October 19, 2006, we were notified by the DOJ that it decided to close its investigation without further action. In May 2004, the European Commission (“EC”) initiated inspections and obtained documents from our pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. In August 2005, we were notified by the Australian Competition and Consumer Commission that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations.
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
Outlook
For the full year of 2006, we anticipate revenue growth in the range of 2% to 3%. We expect core unit volume growth of an estimated 3% to 4% and a positive impact from changes in pricing and product mix of an estimated 1%, partially offset by a 2% sales decline from completed product line divestitures and exited private label business. We expect foreign currency translation to have a modestly positive impact, assuming continuation of current exchange rates through the balance of the year. Price increases in 2006 are expected to offset raw material and energy-related inflation. These expectations are subject to changes in economic and market conditions.

Avery Dennison Corporation
We expect our restructuring and business realignment efforts will reduce costs by $90 million to $100 million when completed, which includes actions identified in 2006, but not yet implemented. We estimate that 65% to 75% of these savings will be achieved in 2006. However, we are reinvesting some of the savings in growth initiatives. In addition, we anticipate transition costs in 2006 related to our productivity improvement actions, which are expected to total approximately $15 million to $20 million. Transition costs include accelerated depreciation on assets expected to be retired by the end of 2006, costs of moving equipment and other related costs. These costs are expected to be incurred through the end of 2006.
In compliance with the reissued SFAS No. 123(R), we began recognizing expense for stock-based compensation in 2006. We expect the pretax expense related to stock options to be approximately $21 million (estimated to be $0.14 per share after tax) in 2006, based on unvested stock options outstanding at September 30, 2006 and equity awards expected to be awarded during the fourth quarter of 2006.
In 2006, we expect an increase in pretax expenses related to our pension and postretirement benefits of approximately $9 million, due to changes in actuarial assumptions for our U.S. and international plans, as well as the inclusion of additional international plans for valuation purposes. Our estimate of pension expense may also be impacted by changes in foreign currency translation.
We estimate that pretax interest expense will be between $55 million to $60 million for 2006, as interest rate increases for the year are offset by reductions in average debt outstanding.
We anticipate an annual effective tax rate in the range of 18% to 21% for 2006, which includes impacts of changes in the geographic mix of income and other events that have not yet occurred. These events include the possibility of a benefit from the U.S. Research and Experimental credit (R&D tax credit), which has not been extended beyond December 31, 2005.
We expect capital expenditures for 2006 to be in the range of $150 million to $160 million, or approximately $175 million to $190 million including software investments, funded through operating cash flow. Refer also to “Free Cash Flow” above. This reduction from the previously estimated range of capital expenditures of $175 million to $200 million is resulting from a delay in spending on several projects, which will be carried over into 2007. Major projects in 2006 include new investments for expansion in China and India, serving both our materials and retail information services businesses, as well as spending related to a new films coater in the U.S.
We expect free cash flow to be approximately $300 million to $350 million for 2006.
On October 26, 2006, the Board of Directors authorized the addition of 5 million shares of the Company’s stock for our repurchase program. This results in a total authorization of approximately 7.4 million shares of the Company’s stock. We announced our intention to resume share repurchase during the fourth quarter of 2006.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income from Continuing Operations Before Taxes

(In millions)	2006	2005

Net sales	$1,417.6	$1,355.0
Cost of products sold	1,026.9	997.4

Gross profit	390.7	357.6
Marketing, general and administrative expense	252.6	228.8
Interest expense	14.1	14.7
Other expense, net	19.5	1.3

Income from continuing operations before taxes	$104.5	$112.8

As a Percent of Sales:
Gross profit (margin)	27.6%	26.4%
Marketing, general and administrative expense	17.8	16.9
Income from continuing operations before taxes	7.4	8.3

Avery Dennison Corporation
Sales
Sales increased 5% in the third quarter of 2006 compared to the same period in the prior year. Organic sales growth was approximately 4% in the third quarter of 2006, reflecting increased sales in a number of our businesses, particularly for our operations in Asia, Latin America and Eastern Europe. Additionally, sales of products related to the back-to-school season increased in our North American Office and Consumer Products segment, including the benefit from a shift in the timing of customer orders from the second quarter into the third quarter in 2006 (approximately $10 million). Growth in North America for the Office and Consumer Products segment was partially offset by the loss of sales from exiting certain low-margin private label business (approximately $4 million).
Foreign currency translation had a favorable impact on the change in sales of approximately $24 million in the third quarter of 2006 compared to approximately $11 million in 2005.
Product line divestitures, net of incremental sales from acquisitions, had a negative impact of approximately $15 million in the third quarter of 2006. Incremental sales from acquisitions contributed approximately $5 million in the third quarter of 2005.
Gross Profit
Gross profit margin in 2006 benefited from our productivity improvement and cost reduction actions, partially offset by transition costs associated with our restructuring efforts.
In 2006, we reclassified shipping and handling costs to cost of products sold to align our businesses around a standard accounting policy. In 2005, several of our businesses included these costs in marketing, general and administrative expenses (approximately $36 million for the third quarters of 2006 and 2005); previous results included herein have been reclassified for comparability to the current year.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in 2006 reflected the recognition of stock-based compensation expense, incremental pension and other employee-related costs and the impact of foreign currency translation, as well as the impact of an unsustainably low level of corporate costs in the third quarter of 2005.
Other Expense

(In millions, pretax)	2006	2005

Restructuring costs	$4.5	$—
Asset impairment	1.6	1.3
Other	13.4	—

Other expense, net	$19.5	$1.3

In the third quarter of 2006, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs, as well as asset impairment charges, an accrual for environmental remediation costs and costs related to a divestiture. Restructuring actions included a reduction in headcount of approximately 180 positions, which impacted all of our segments. These charges were part of the company-wide cost reduction efforts begun in late 2005, which are expected to improve our global operating efficiencies. These actions are expected to be completed by the end of 2006. Refer to Note 10 “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
During the third quarter of 2006, we recognized an additional liability of $13 million for estimated environmental remediation costs for a former operating facility. Refer to the Environmental section of “Financial Condition” below, as well as Note 15 “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2006	2005

Income from continuing operations before taxes	$104.5	$112.8
Taxes on income	19.2	26.8

Income from continuing operations	85.3	86.0
(Loss) income from discontinued operations, net of tax	(.3)	.2

Net income	$85.0	$86.2

Net income per common share	$.85	$.86

Net income per common share, assuming dilution	$.85	$.86

Net income as a percent of sales	6.0%	6.4%

Percent change in:
Net income	(1.4)%	14.9%
Net income per common share	(1.2)	14.7
Net income per common share, assuming dilution	(1.2)	14.7

Avery Dennison Corporation
Taxes on Income
Our effective tax rate from continuing operations for the third quarter of 2006 was 18.4% compared with 23.8% for the same period in 2005, and 20.4% for the full year of 2005. The third quarter of 2006 effective tax rate includes a net benefit from the release of certain valuation allowances, global audit settlements and the closure of certain tax years (combined benefit of $9.3 million). The third quarter of 2006 effective tax rate does not include the benefit of the U.S. Research and Experimental Credit (R&D tax credit), which has not been extended beyond December 31, 2005.
(Loss) Income from Discontinued Operations
(Loss) income from discontinued operations includes the divestiture of our raised reflective pavement marker business, as noted in the Overview section above. The divestiture of this business in the U.S. was completed during the second quarter of 2006; the divestiture of the remaining operations outside of the U.S. is expected to be completed in 2006. Income from discontinued operations included net sales of approximately $.2 million for the third quarter of 2006 compared to approximately $7.5 million for the third quarter of 2005. Refer to Note 2 “Discontinued Operations,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE THIRD QUARTER
Pressure-sensitive Materials Segment

(In millions)	2006	2005

Net sales including intersegment sales	$865.4	$807.3
Less intersegment sales	(40.1)	(40.2)

Net sales	$825.3	$767.1
Operating income (1)	83.4	68.4

(1) Includes restructuring and asset impairment charges	$.8	$1.2

Net Sales
Sales in our Pressure-sensitive Materials segment increased 8% in the third quarter of 2006 compared to the same period in 2005 reflecting core unit volume growth and favorable changes in pricing and product mix and the positive impact of foreign currency translation (approximately $17 million). Organic sales growth of approximately 5% reflected growth in both our roll materials business and our graphics and reflective business.
The North American roll materials business experienced low single-digit organic sales growth. While this growth reflected the recapture of market share subsequent to share loss experienced during 2005, sales growth was slower in the third quarter of 2006 than in the preceding quarter. The roll materials business in Europe experienced mid single-digit organic sales growth, which reflected core unit volume growth and a favorable impact of changes in pricing and product mix. Market expansion contributed to double-digit organic sales growth in the roll materials businesses in Asia and Latin America. The graphics and reflective business experienced low single-digit organic sales growth due to market expansion outside of the U.S.
Operating Income
Operating income for this segment increased 22% in the third quarter of 2006, reflecting higher sales and cost savings from restructuring and productivity improvement initiatives, partially offset by stock-based compensation expense and transition costs related to restructuring actions.
Office and Consumer Products Segment

(In millions)	2006	2005

Net sales including intersegment sales	$282.1	$284.7
Less intersegment sales	(.4)	(.4)

Net sales	$281.7	$284.3
Operating income (1)	44.7	42.6

(1) Includes costs related to a product line divestiture	$.4	$—

Avery Dennison Corporation
Net Sales
Sales in our Office and Consumer Products segment decreased 1% in the third quarter of 2006 compared to the same period in 2005. The decline in reported sales reflected the impact of a product line divestiture in Europe (approximately $14 million), partially offset by the positive impact of foreign currency translation (approximately $3 million). Organic sales growth of approximately 3% reflected increased volume in North America related to growth of Avery-brand products and strong demand for products for the back-to-school season. In comparison to the prior year, the third quarter also benefited from a shift in the timing of customer orders from the second quarter into the third quarter of 2006 (approximately $10 million). Sales were negatively impacted by the exit of certain private label business in North America (approximately $4 million).
Operating Income
Operating income for this segment increased 5%, reflecting cost savings from productivity improvement initiatives and restructuring, partially offset by increased marketing costs, transition costs in 2006 related to a divestiture and stock-based compensation expense.
Retail Information Services Segment

(In millions)	2006	2005

Net sales including intersegment sales	$165.4	$156.4
Less intersegment sales	(1.0)	(1.8)

Net sales	$164.4	$154.6
Operating income (1)	6.9	10.9

(1) Includes restructuring charges	$3.6	$—

Net Sales
Sales in our Retail Information Services segment increased 6% in the third quarter of 2006 compared to the third quarter of 2005. Reported sales growth included the positive impact of foreign currency translation (approximately $2 million) and the benefit of a small acquisition (approximately $1 million). Organic sales growth of approximately 4% reflected core unit volume growth due to continued growth of the business in Asia.
Operating Income
Operating income for this segment decreased 37% due to charges for restructuring, increased spending for information systems, stock-based compensation expense and other incremental employee-related costs recorded in 2006, partially offset by higher sales and the benefit of productivity improvement actions, including the ongoing migration of production from Hong Kong to lower cost facilities in mainland China.
Other specialty converting businesses

(In millions)	2006	2005

Net sales including intersegment sales	$149.9	$152.7
Less intersegment sales	(3.7)	(3.7)

Net sales	$146.2	$149.0
Operating income	5.6	8.2

(1) Includes restructuring and asset impairment charges	$1.7	$.1

Net Sales
Sales in our other specialty converting businesses decreased 2% in the third quarter of 2006 compared to the third quarter of 2005. Organic sales also declined by approximately 2% in the third quarter of 2006, reflecting a decline in core unit volume as a result of weak market conditions in the U.S. for some of these businesses, partially offset by a favorable change in pricing and product mix. The loss of sales from a divested product line was offset by the positive impact of foreign currency translation.
Operating Income
Operating income for these businesses decreased 32% due to the decline in sales, restructuring charges and stock-based compensation expense, partially offset by cost savings from productivity improvement initiatives.

Avery Dennison Corporation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE
Income from Continuing Operations Before Taxes

(In millions)	2006	2005

Net sales	$4,164.5	$4,109.5
Cost of products sold	3,025.6	3,011.9

Gross profit	1,138.9	1,097.6
Marketing, general and administrative expense	748.7	737.7
Interest expense	42.2	44.9
Other expense, net	31.1	6.7

Income from continuing operations before taxes	$316.9	$308.3

As a Percent of Sales:
Gross profit (margin)	27.3%	26.7%
Marketing, general and administrative expense	18.0	18.0
Income from continuing operations before taxes	7.6	7.5

Sales
Sales increased 1% in the first nine months of 2006 compared to the same period in 2005. Organic sales growth was approximately 3% in the first nine months of 2006 reflecting sales growth in most of our businesses, particularly in Asia, Europe and Latin America. Sales in the U.S. increased modestly compared to the same period in 2005. The increase in the U.S. reflected a benefit from growth in Avery-brand products and a strong back-to-school season in our Office and Consumer Products segment, largely offset by the loss of sales from exiting certain low-margin private label business (approximate impact of $18 million). In our North American roll materials business, sales in local currency were approximately even with the prior year, as reduced market share during the first quarter of 2006 (reflecting share loss related to price increases implemented in 2005 to offset higher raw material costs) was offset by subsequent share gains.
Foreign currency translation had a negative impact on the change in sales of approximately $15 million in the first nine months of 2006 compared to a favorable impact on the change in sales of approximately $86 million in 2005.
Product line divestitures, net of incremental sales from acquisitions, had a negative impact of approximately $39 million in the first nine months of 2006. Incremental sales from acquisitions, net of divestitures, contributed approximately $19 million in the first nine months of 2005.
Gross Profit
Gross profit margin in 2006 benefited from our productivity improvement and cost reduction actions. These benefits were partially offset by transition costs associated with restructuring.
In 2006, we reclassified shipping and handling costs to cost of products sold to align our businesses around a standard accounting policy. In 2005, several of our businesses included these costs in marketing, general and administrative expenses (approximately $107 million for the first nine months of 2006 and approximately $109 million for the first nine months of 2005); previous results included herein have been reclassified for comparability to the current year.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in 2006 reflected the recognition of stock-based compensation expense, an increase in pension and other employee-related costs and increased spending related to information systems and marketing, partially offset by the benefit of our cost reduction actions and productivity improvement initiatives, as well as the impact of foreign currency translation.
Other Expense

(In millions, pretax)	2006	2005

Restructuring costs	$14.6	$4.7
Asset impairment charges	4.8	5.4
Other	11.7	(3.4)

Other expense, net	$31.1	$6.7

Avery Dennison Corporation
In the first nine months of 2006, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs and asset impairment costs, and other items detailed below. Restructuring actions included a reduction in headcount of approximately 410 positions, which impacted all of our segments. These charges were part of the company-wide cost reduction efforts begun in late 2005, which are expected to improve our global operating efficiencies. These actions are expected to be completed by the end of 2006. Refer to Note 10 “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
The other items included in “Other expense, net” in 2006 included:
•	an accrual for environmental remediation costs ($13 million)

•	gain on sale of an investment ($10.5 million), partially offset by a charitable contribution to the Avery Dennison Foundation ($10 million)

•	gain on curtailment and settlement of a pension obligation ($1.6 million)

•	costs related to a divestiture ($.4 million)

•	an accrual for costs related to a patent lawsuit ($.4 million)
During the third quarter of 2006, we recognized an additional liability of $13 million for estimated environmental remediation costs for a former operating facility. Refer to the Environmental section of “Financial Condition” below, as well as Note 15 “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information.
In the first nine months of 2005, “Other expense, net” consisted of asset impairment and restructuring costs, primarily related to the closure of our Gainesville, Georgia label converting plant, partially offset by a gain on sale of assets ($3.4 million). Refer to Note 10 “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2006	2005

Income from continuing operations before taxes	$316.9	$308.3
Taxes on income	66.3	73.6

Income from continuing operations	250.6	234.7
Income (loss) from discontinued operations, net of tax (including gain on sale of $1.5 and tax benefit of $14.9 in 2006)	15.1	(1.4)

Net income	$265.7	$233.3

Net income per common share	$2.66	$2.33

Net income per common share, assuming dilution	$2.65	$2.32

Net income as a percent of sales	6.4%	5.7%

Percent change in:
Net income	13.9%	19.0%
Net income per common share	14.2	18.9
Net income per common share, assuming dilution	14.2	19.0

Taxes on Income
Our effective tax rate from continuing operations for the first nine months of 2006 was 20.9% compared with 23.9% for the same period in 2005, and 20.4% for the full year of 2005. The effective tax rate for the first nine months of 2006 includes the net benefits from the release of certain valuation allowances, global audit settlements and the closure of certain tax years (combined benefit of $13.4 million). The year-to-date 2006 effective tax rate does not include the benefit of the U.S. Research and Experimental Credit (R&D tax credit), which has not been extended beyond December 31, 2005.
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations includes the divestiture of our raised reflective pavement marker business as noted in the Overview section above. The divestiture of this business in the U.S. was completed during the second quarter of 2006; the divestiture of the remaining operations outside of the U.S. is expected to be completed in 2006. The divestiture in the U.S. resulted in a tax benefit due to capital losses arising from the sale of the business. Income from discontinued operations included net sales of approximately $7 million for the first nine months of 2006 compared to approximately $18 million for the first nine months of 2005. Refer to Note 2 “Discontinued Operations,” and Note 12 “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY OPERATING SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

(In millions)	2006	2005

Net sales including intersegment sales	$2,539.3	$2,469.7
Less intersegment sales	(117.3)	(118.4)

Net sales	$2,422.0	$2,351.3
Operating income (1)	226.7	214.8

(1) Includes restructuring and asset impairment charges, accrual related to patent lawsuit, net of gain on sale of assets	$6.9	$1.6

Net Sales
Sales in our Pressure-sensitive Materials segment increased 3% in the first nine months of 2006 compared to the same period in 2005. Organic sales growth was also approximately 3%, reflecting growth in our roll materials business in Asia, Latin America, and Europe, as well as growth in our graphics and reflective business. Reported sales also reflected the negative impact of foreign currency translation (approximately $10 million).
In our North American roll materials business, sales in local currency were approximately even with the prior year, as reduced market share during the first quarter of 2006 (reflecting share loss related to price increases implemented in 2005 to offset higher raw material costs) was offset by subsequent share gains. Our roll materials business in Europe experienced low single-digit organic sales growth, reflecting the favorable impact of pricing and product mix. Market expansion contributed to double-digit organic sales growth in the roll materials business in Asia. The roll materials business in Latin America experienced mid single-digit organic sales growth, as did the graphics and reflective business.
Operating Income
Operating income for this segment increased 6% in the first nine months of 2006, reflecting higher sales, and the benefit of cost savings from restructuring and productivity improvement initiatives. These benefits were partially offset by restructuring and asset impairment charges and transition costs related to restructuring actions, as well as stock-based compensation expense.
Office and Consumer Products Segment

(In millions)	2006	2005

Net sales including intersegment sales	$788.3	$844.7
Less intersegment sales	(1.3)	(1.5)

Net sales	$787.0	$843.2
Operating income (1)	125.8	119.8

(1) Includes restructuring charges and net gain related to a product line divestiture	$(.4)	$4.3

Net Sales
Sales in our Office and Consumer Products segment decreased 7% in the first nine months of 2006 compared to the same period in 2005. Reported sales were impacted by lower sales resulting from a product line divestiture in Europe (approximately $37 million) and the negative impact from foreign currency translation (approximately $4 million). Organic sales declined approximately 2% in the first nine months of 2006, reflecting the loss of sales from exiting certain low-margin private label business (approximately $18 million) and decreased volume in Europe, partially offset by growth in Avery-brand products and a strong back-to-school season in North America.
Operating Income
Operating income for this segment increased 5% reflecting cost savings from productivity improvement and restructuring actions, partially offset by transition costs related to a product line divestiture in 2006, increased marketing costs and stock-based compensation expense. In 2005, operating income included charges for the write-off of inventories, primarily related to a product launch, and restructuring charges.

Avery Dennison Corporation
Retail Information Services Segment

(In millions)	2006	2005

Net sales including intersegment sales	$502.5	$476.9
Less intersegment sales	(2.9)	(5.9)

Net sales	$499.6	$471.0
Operating income (1)	35.5	32.8

(1) Includes restructuring and asset impairment charges	$7.9	$—

Net Sales
Sales in our Retail Information Services segment increased 6% in the first nine months of 2006 compared to the first nine months of 2005. This increase was primarily due to core unit volume growth, reflecting continued growth of the business in Asia, Latin America and Europe and incremental sales from acquisitions (approximately $3 million). The impact of foreign currency translation was negligible. Organic sales growth was approximately 5%.
Operating Income
Operating income for this segment increased 8% due to higher sales and the benefit of productivity improvement actions, including the ongoing migration of production from Hong Kong to lower cost facilities in mainland China. Partially offsetting these benefits were charges for restructuring and asset impairments in 2006 and increased spending for information systems, as well as stock-based compensation and other incremental employee-related costs recorded in the first nine months of 2006.
Other specialty converting businesses

(In millions)	2006	2005

Net sales including intersegment sales	$466.3	$455.1
Less intersegment sales	(10.4)	(11.1)

Net sales	$455.9	$444.0
Operating income	16.4	16.3

(1) Includes restructuring and asset impairment charges	$2.4	$.8

Net Sales
Sales in our other specialty converting businesses increased 3% in the first nine months of 2006 compared to the first nine months of 2005. Reported sales were negatively affected by a product line divestiture (approximately $5 million) and the impact of foreign currency translation (approximately $2 million). Organic sales growth was approximately 4% due to core unit volume growth and a positive impact of pricing and product mix, reflecting strong growth in our specialty tapes business during the first half of 2006.
Operating Income
Operating income for these businesses increased 1% reflecting sales growth and cost savings from restructuring and productivity improvement initiatives, partially offset by restructuring charges and stock-based compensation expense.
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities for the First Nine Months:

(In millions)	2006	2005

Net income	$265.7	$233.3
Depreciation and amortization	148.5	149.5
Deferred taxes	18.3	19.7
Net (gain) loss on sale of assets and asset impairment	(4.5)	9.5
Other non-cash items, net	8.1	(7.9)
Changes in assets and liabilities, net of effect of business acquisitions and divestitures	(76.2)	(115.6)

Net cash provided by operating activities	$359.9	$288.5

Avery Dennison Corporation
For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation and the impact of acquisitions and divestitures and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).
In 2006, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
     Uses of cash
•	Inventory reflected the increase in sales volume and higher inventory levels to improve customer service

•	Taxes on income (payable and receivable) reflected the timing of payments and accruals

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $35 million to our pension and postretirement health benefit plans during the first nine months of 2006
In 2005, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
     Uses of cash
•	Accounts receivable reflected sales growth, partially offset by a decrease in the average number of days sales outstanding

•	Accounts payable and accrued liabilities reflected the timing of payments that benefited the fourth quarter of 2004

•	Inventory reflected growth in the emerging markets of Asia, Latin America and Eastern Europe and commercialization of the RFID business

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $35 million to our pension and postretirement health benefit plans during 2005
Cash Flow Used in Investing Activities for the First Nine Months:

(In millions)	2006	2005

Purchase of property, plant and equipment	$(110.6)	$(117.1)
Purchase of software and other deferred charges	(24.2)	(15.6)
Payments for acquisitions	(13.4)	(2.7)
Proceeds from sale of assets	1.2	20.3
Proceeds from sale of businesses and investments	29.5	—
Other	4.0	3.3

Net cash used in investing activities	$(113.5)	$(111.8)

Capital Spending
Our major capital projects in 2006 include investments for expansion in China and India serving both our materials and retail information services businesses, as well as spending related to our new films coater in the U.S. Our major information technology projects in 2006 include system improvements for our Retail Information Services segment and our materials businesses.
Payments for Acquisitions
In September 2006, we acquired a small private business to support expansion of our RFID business.
Proceeds from Sale of Businesses and Investments
In 2006, we sold a long-term investment (proceeds of approximately $16 million), divested our raised reflective pavement marker business in the U.S. (proceeds of approximately $9 million) and divested the filing product line in Europe (proceeds of approximately $4 million).
Cash Flow Used in Financing Activities for the First Nine Months:

(In millions)	2006	2005

Net change in borrowings and payments of debt	$(203.1)	$(77.4)
Dividends paid	(128.5)	(125.9)
Proceeds from exercise of stock options	24.4	4.8
Other	12.2	12.4

Net cash used in financing activities	$(295.0)	$(186.1)

Borrowings and Repayment of Debt
During the first nine months of 2006, we repaid outstanding short-term borrowings, due to available cash. During the first nine months of 2005, we repaid $73 million of medium-term notes, as well as $60 million of one-year callable commercial notes issued in January 2004, which were paid at maturity, partially offset by additional short-term borrowings.

Avery Dennison Corporation
Shareholders’ Equity
Our shareholders’ equity was $1.75 billion at September 30, 2006 compared to $1.6 billion at October 1, 2005. Our dividend per share increased to $1.17 in the first nine months of 2006 from $1.14 in the first nine months of 2005.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill increased $30 million during the first nine months of 2006 due to foreign currency translation (approximately $20 million) and goodwill associated with an acquisition in September 2006 (approximately $10 million).
Other intangibles resulting from business acquisitions decreased $2 million during the first nine months of 2006 due to amortization expense (approximately $8 million), partially offset by the impact of foreign currency translation (approximately $4 million) and acquired intangibles associated with an acquisition in September 2006 (approximately $2 million).
Other assets increased approximately $8 million during the first nine months of 2006 due primarily to an increase in cash surrender value of corporate-owned life insurance (approximately $13 million) and a long-term income tax receivable related to the divestiture of our raised reflective pavement markers business (approximately $10 million), partially offset by the sale of an investment (approximately $6 million), divestiture of certain held-for-sale assets (approximately $6 million) and collection of certain long-term loans.
Other Shareholders’ Equity Accounts
The value of our employee stock benefit trusts increased approximately $17 million, due to an increase in the market value of shares held in the trust of approximately $47 million during the first nine months of 2006, partially offset by the issuance of shares under our stock option and incentive plans of approximately $30 million during the first nine months of 2006.
Effect of Foreign Currency
International operations generated approximately 55% of our net sales in the first nine months of 2006. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates. To reduce our income statement exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.
Impact of Foreign Currency Translation for the First Nine Months:

(In millions)	2006	2005

Change in net sales	$(15)	$86
Change in net income	(1)	3

The decrease in the first nine months of 2006 reflected the strength of the U.S. dollar against the Euro, British pound and Australian dollar, partially offset by the strength of the Brazilian real and Canadian dollar against the U.S. dollar. The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because our products are generally sourced in the currencies in which they are sold. As a result, the impact of foreign exchange rates on sales is accompanied by a partially offsetting impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income.
Translation gains and losses for operations in hyperinflationary economies were included in our net income. For accounting purposes, operations are treated as being in a hyperinflationary economy, based on the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of our operations in the Dominican Republic. These operations were not significant to our consolidated financial position or results of operations. In 2006, Turkey was removed from hyperinflationary status and became local currency functional.
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

Avery Dennison Corporation
Working capital from continuing operations for the first nine months:

(In millions)	2006	2005

(A) Working capital (current assets minus current liabilities; excludes working capital of held-for-sale businesses)	$62.7	$310.8
Reconciling item:
Short-term and current portion of long-term debt	357.0	124.7

(B) Working capital from continuing operations	$419.7	$435.5

(C) Annualized net sales (year-to-date sales divided by 3, multiplied by 4)	$5,552.7	$5,479.3

Working capital, as a percent of annualized net sales (A) ÷ (C)	1.1%	5.7%

Working capital from continuing operations as a percent of annualized net sales (B) ÷ (C)	7.6%	7.9%

As a percent of sales, working capital from continuing operations in the first nine months of 2006 decreased compared to the same period in the prior year. The improvement was primarily due to changes in accounts payable, inventory, accrued liabilities and accrued payroll and benefits. These changes included the impact of currency.
Accounts Receivable Ratio
The average number of days sales outstanding was 57 days in the first nine months of 2006 compared to 58 days in the first nine months of 2005, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months.
Inventory Ratio
Average inventory turnover was 8.5 in the first nine months of 2006 compared to 8.4 in the first nine months of 2005, calculated using the annualized cost of sales (cost of sales for the first nine months divided by 3, and multiplied by 4) divided by a three-quarter average inventory balance.
Debt and Shareholders’ Equity Ratios

	Nine Months Ended
	2006	2005

Total debt to total capital	34.2%	40.6%
Return on average shareholders’ equity	21.8	19.9
Return on average total capital	15.0	13.0

The decrease in the total debt to total capital ratio was due to a decrease in total debt outstanding, resulting from payments during 2005 and 2006, and an increase in shareholders’ equity.
Increases in the returns on equity and total capital in the first nine months of 2006 compared to the first nine months of 2005 were primarily due to higher net income. These ratios are computed using annualized net income (year-to-date net income divided by 3 and multiplied by 4) and a three-quarter average denominator for equity and total debt accounts.
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
Capital from Debt
Our total debt decreased approximately $180 million in the first nine months of 2006 to $908 million compared to $1.09 billion at year end 2005, reflecting decreased short-term borrowings and payment of commercial paper, partially offset by the impact of foreign currency translation.
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

Avery Dennison Corporation
Our credit ratings as of September 30, 2006:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service	A-2	A-	Negative
Moody’s Investors Service	P2	A3	Stable

Contractual Obligations, Commitments and Off-balance Sheet Arrangements
Industry Investigations
In April 2003, we were notified by the DOJ that it had initiated a criminal investigation into competitive practices in the label stock industry, and on August 15, 2003, the DOJ issued a subpoena to us in connection with the investigation. On October 19, 2006, we were notified by the DOJ that it decided to close its investigation without further action. In May 2004, the EC initiated inspections and obtained documents from our pressure-sensitive materials facilities in the Netherlands and Germany, seeking evidence of unlawful anticompetitive activities. In July 2004, we were notified by the Competition Law Division of the Department of Justice of Canada that it was seeking information in connection with a label stock investigation. In August 2005, we were notified by the Australian Competition and Consumer Commission that it was seeking information in connection with a label stock investigation. We are cooperating with these investigations.
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
We have accrued liabilities for these and certain other sites, including sites in which governmental agencies have designated us as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites which could be identified in the future for cleanup could be higher than the liability currently accrued.
During the third quarter of 2006, we recognized additional liability of $13 million for estimated environmental remediation costs for a former operating facility, for which $2 million had been accrued in the second quarter of 2006. The amount accrued represents the lower end of the current estimated range of $15 million to $17 million for costs expected to be incurred. We considered additional information provided by outside consultants in revising our previous estimates of expected costs. This estimate could change depending on various factors such as modification of currently planned remedial actions, changes in the site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
Other amounts currently accrued are not significant to our consolidated financial position, and based upon current information, we believe that it is unlikely that the final resolution of these matters will significantly impact our consolidated financial position, results of operations or cash flows.
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

Avery Dennison Corporation
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
We participate in receivable financing programs, both domestically and internationally, with several financial institutions whereby we may request advances from these financial institutions. At September 30, 2006, we guaranteed approximately $17 million of these advances.
We guaranteed up to approximately $21 million of certain of our foreign subsidiaries’ obligations to their suppliers as of September 30, 2006.
USES AND LIMITATIONS OF NON-GAAP MEASURES
Our presented non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP measures, may make it difficult to assess the underlying performance of the Company in a single period. By excluding certain accounting effects, both positive and negative (e.g. gains on sales of assets, restructuring charges, asset impairments, etc.), from certain of our GAAP measures, management believes that it is providing meaningful supplemental information to facilitate an understanding of the Company’s “core” or “underlying” operating results. These non-GAAP measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period.
Limitations associated with the use of our non-GAAP measures include (1) the exclusion of foreign currency translation and the impact of acquisitions and divestitures for the calculation of organic sales growth; (2) the exclusion of interest and taxes from segment operating income; and (3) the exclusion of mandatory debt service requirements, as well as the exclusion of other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchase, acquisitions, etc.) for calculation of free cash flow. While some of the items the Company excludes from GAAP measures recur, these items tend to be disparate in amount and timing. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.
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

Avery Dennison Corporation
Expected dividend yield was based on the current annual dividend divided by the 12-month average monthly stock price prior to grant.
Expected volatility for options granted during the first nine months of 2006 was based on the implied volatility of publicly traded options with an exercise price close to the exercise price of these options. Expected volatility for options granted prior to 2006 was based on historical volatility of our stock price.
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
See Note 9 “Stock-Based Compensation,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other Requirements
During the first nine months of 2006, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”) and the SEC were issued. Refer to Note 17 “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
Certain of such risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in Part II, Item 1A, “Risk Factors,” to this Form 10-Q for the quarter ended September 30, 2006, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, ability of the Company to achieve and sustain targeted cost reductions, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, loss of significant contract(s) or customer(s), legal proceedings, including the European Commission (“EC”), Canadian Department of Justice, and Australian Competition and Consumer Commission investigations into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof or of the recently concluded investigation by the U.S. Department of Justice (“DOJ”) (including purported class actions seeking treble damages for alleged unlawful competitive practices, and purported class actions related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation, as well as a likely fine by the EC in respect of certain employee misconduct in Europe), impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China, changes in governmental regulations, fluctuations

Avery Dennison Corporation
in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.
The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) potential adverse developments in legal proceedings and/or investigations regarding competitive activities, including possible fines, penalties, judgments or settlements; (2) the impact of economic conditions on underlying demand for the Company’s products; (3) the impact of competitor’s actions, including expansion in key markets, product offerings and pricing; (4) the impact of changes in raw material and energy-related costs and associated changes in selling prices; and (5) the ability of the Company to achieve and sustain targeted cost reductions.
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
During the third quarter of 2006, the Company implemented an upgrade of its financial reporting and consolidation system and installed new finance and accounting software for its Retail Information Services business in Asia. The Company reviewed both systems as they were being implemented, as well as the impact on the Company’s internal control over financial reporting, and where appropriate made changes to internal control over financial reporting to address the system implementation.

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
The Company has accrued liabilities for these and certain other sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites which could be identified in the future for cleanup could be higher than the liability currently accrued.
During the third quarter of 2006, the Company recognized additional liability of $13 million for estimated environmental remediation costs for a former operating facility, for which $2 million had been accrued in the second quarter of 2006. The amount accrued represents the lower end of the current estimated range of $15 million to $17 million for costs expected to be incurred. Management considered additional information provided by outside consultants in revising its previous estimates of expected costs. This estimate could change depending on various factors such as modification of currently planned remedial actions, changes in the site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
Other amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.
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
On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practices in the label stock industry. The Company produced documents and provided testimony in response to the subpoena.
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

Avery Dennison Corporation
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
On October 19, 2006, the U.S. Department of Justice notified the Company that the U.S. Department of Justice decided to close its criminal investigation into competitive practices in the label stock industry without further action.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable

(b)	Not Applicable

(c)	On October 26, 2006, the Board of Directors’ authorized the repurchase of an additional 5 million shares of the Company’s outstanding common stock. This authorization increases the total shares authorized for repurchase to approximately 7.4 million. The repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. Included in the total shares repurchased were 8,049 shares that were delivered (actually or constructively) to the Company by participants exercising stock options during the third quarter of 2006 under the Company’s stock option plans in payment of the option exercise price and/or to satisfy withholding tax obligations.

			Remaining
			authorization
	Total shares	Average price per	to repurchase
(Shares in thousands, except per share amounts)	repurchased	share	shares

July 30, 2006 – August 26, 2006	8.0	$36.67	2,452.0

Quarterly total	8.0	$36.67	2,452.0

Additional Board authorization – October 26, 2006	—	—	7,452.0

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

November 9, 2006