Form 10-K
period 2006-12-30
AVERY DENNISON CORPORATION
filed 2007-02-28
CIK 8818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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
      The aggregate market value of voting stock held by non-affiliates as of June 30, 2006, was approximately $5,798,821,404.
      Number of shares of common stock, $1 par value, outstanding as of January 26, 2007: 106,549,314.
      The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:

Portions of Annual Report to Shareholders for fiscal year ended December 30, 2006 (the “2006 Annual Report”)	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2007 (the “2007 Proxy Statement”)	Parts III, IV

AVERY DENNISON CORPORATION
FISCAL YEAR 2006 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS
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
      In addition to our reporting segments, we have other specialty converting businesses comprised of several businesses that produce specialty tapes and highly engineered labels including radio frequency identification (“RFID”) inlays and labels, and other converted products.
      Although our segment structure remained the same as reported in the prior year, in 2006, we transferred our business media division from the Retail Information Services segment into other specialty converting businesses to align with a change in our internal reporting structure. Prior year amounts included herein have been reclassified to conform to the current year presentation.
      In 2006, the Pressure-sensitive Materials segment contributed approximately 58% of our total sales, while the Office and Consumer Products and the Retail Information Services segments contribute approximately 19% and 12%, respectively, of our total sales.
      In 2006, international operations constituted a significant portion of our business and represented approximately 55% of our sales. We expanded our operations, focusing particularly on Asia, Latin America and Eastern Europe. As of December 30, 2006, we operated approximately 120 manufacturing and distribution facilities located in over 40 countries, and employed approximately 22,700 persons worldwide.
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
      Except as set forth below, no single customer represented 10% or more of our net sales or trade receivables at year end 2006 and 2005. However, our ten largest customers at year end 2006 represented approximately 18% of trade accounts receivable and consisted of six customers of our Office and Consumer Products segment, three customers of our Pressure-sensitive Materials segment and one customer of both these segments. The financial position and operations of these customers are monitored on an ongoing basis (see “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”). United States export sales are not a significant part of our business. Backlogs are not considered material in the industries in which we compete.
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
      On December 1, 2005, Kent Kresa was elected non-executive Chairman. Mr. Kresa presides at executive sessions of the Board. During 2006, the Board held six executive sessions with non-management directors only during regularly scheduled Board meetings, as well as one additional executive session with independent directors only. Stockholders and other interested parties may write to Mr. Kresa concerning matters other than accounting and auditing matters c/o Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103. Stockholders may also write to John T. Cardis, Chairman of the Audit Committee, regarding accounting and auditing matters c/o Secretary at the same address.
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
      Graphic products consist of a variety of films and other products sold to the architectural, commercial sign, digital printing, and other related markets. We also sell durable cast and reflective films to the construction, automotive, and fleet transportation markets, scrim-reinforced vinyl material for banner sign applications, and reflective films for traffic and safety applications. Our graphic and reflective businesses are organized on a worldwide basis to serve the expanding commercial graphic arts market, including wide-format digital printing applications. We also manufacture and sell proprietary films that are used for outdoor, weather-resistant applications.
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
Office and Consumer Products Segment
      The Office and Consumer Products segment manufactures and sells a wide range of Avery-brand printable media and other products. The business of this segment is seasonal, with higher volume related to the back-to-school season.
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
Other specialty converting businesses
      Other specialty converting businesses include our specialty tape, industrial, performance films and automotive products, business media, RFID and security printing businesses. These businesses manufacture and sell specialty tapes, highly engineered films, RFID inlays, pressure-sensitive postage stamps and other converted products. These businesses are generally not seasonal, except for certain automotive products due to typical summer plant shutdowns by automotive manufacturers.
      The specialty tape business manufactures and sells single- and double-coated tapes and adhesive transfer tapes for use in non-mechanical fastening, bonding and sealing systems in various industries, which are sold to industrial and medical original equipment manufacturers, converters, and disposable diaper producers worldwide. These products are sold in roll form and are available in a wide range of face materials, sizes, thicknesses and adhesive properties.
      Our industrial and automotive products businesses primarily consist of custom pressure-sensitive and heat-seal labels for the automotive and durable goods industries. These products are sold primarily to original equipment manufacturers.
      Our performance films business produces a variety of decorative and functional films, primarily for the automotive industry, that are designed for injection mold applications.
      Our business media business designs and markets customized products for printing and information workflow applications.
      Our RFID business manufactures RFID inlays and labels and makes use of our existing distribution by marketing to our label converting customers.
      Our security printing business manufactures and sells self-adhesive battery labels to a battery manufacturer, and self-adhesive stamps to the U.S. Postal Service.
      In addition, we sell specialty print-receptive films to the industrial label market, metallic dispersion products to the packaging industry, and proprietary wood grain and other patterns of film laminates for housing exteriors and interior and exterior automotive applications.
      We compete with a number of diverse businesses. Our largest competitor for this group of businesses is 3M Company in the specialty tape business. Entry of competitors into these specialty converting businesses may be limited by capital and technical requirements. We believe that our ability to serve our customers with quality, cost effective products and the development and commercialization of new products are among the more significant factors in developing and maintaining our competitive position.
Research and Development
      Many of our current products are the result of our research and development efforts. Our expenses for research, design and testing of new products and applications by our operating units and the Avery Research Center (the “Research Center”) located in Pasadena, California were $87.9 million in 2006, $85.4 million in 2005, and $81.8 million in 2004. A significant number of our research and development activities are conducted at the Research Center, which supports each of our operating segments.
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
Three-Year Summary of Segment Information
      Certain financial information on our reporting segments and other specialty converting businesses for the three years ended December 30, 2006, which appear in Note 12, “Segment Information,” in the Notes to

Consolidated Financial Statements beginning on page 65 of our 2006 Annual Report to Shareholders, are incorporated herein by reference.
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
      A portion of our manufacturing process for self-adhesive materials utilizes certain organic solvents which, unless controlled, would be emitted into the atmosphere. Emissions of these substances are regulated by agencies of federal, state, local and foreign governments. In connection with the maintenance and acquisition of certain manufacturing equipment, we invest in solvent capture and control units to assist in regulating these emissions.
      We have developed adhesives and adhesive processing systems that minimize the use of solvents. Emulsion adhesives, hot-melt adhesives or solventless silicone systems have been installed in our facilities in Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; and Quakertown, Pennsylvania; as well as in other plants in the United States, Argentina, Australia, Belgium, Brazil, Canada, China, Colombia, France, Germany, India, Korea, Luxembourg, Malaysia, Mexico, the Netherlands, South Africa, Thailand and United Kingdom.
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
      We have operations in over 40 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in the political, social, economic, tax and regulatory environments (including tariffs) in the countries in which we operate, as well as the impact of economic conditions on underlying demand for our products. In addition, approximately 55% of our sales are in foreign currencies, which fluctuate in relation to one another and to the United States dollar. Fluctuations in currencies can cause transaction, translation and other losses to us, which can negatively impact our sales and profitability.

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
      We are also at risk with regards to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in the Company’s incentive programs, or the customer’s ability to achieve incentive goals. Changes in customers’ preferences for our products can also affect the demand for our products.
As a manufacturer, our sales and profitability are also dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and the ability to control or pass on costs of raw materials and labor.
      Inflationary and other increases in the costs of raw materials, labor and energy have occurred in the past and are expected to recur, and our performance depends in part on our ability to pass on to customers changes in costs in our selling prices for products and on improvements in productivity. Also, it is important that we are able to obtain timely delivery of materials, equipment, and packaging from suppliers. A disruption to our supply chain could adversely affect our sales and profitability.
Potential adverse developments in legal proceedings and investigations regarding competitive activities and other legal, compliance and regulatory matters, including those involving product liability, product and trade compliance, Foreign Corrupt Practices Act issues and other matters, could impact us materially.
      Our financial results could be materially adversely impacted by an unfavorable outcome to pending or future litigation and investigations, including, without limitation, any relating to the Canadian Department of Justice and Australian Competition and Consumer Commission investigations, into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof (including purported class actions in the United States seeking treble damages for alleged unlawful competitive practices, and a purported class action related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the recently closed U.S. Department of Justice investigation). See Item 3, “Legal Proceedings.” There can be no assurance that any investigation or litigation outcome will be favorable.
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
      Because our products involve complex technology and chemistry, we are sometimes involved in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. We could be held to be liable to pay damages or obtain licenses. There can be no assurance that licenses will be available, or will be available on commercially reasonable terms, and the cost to defend these infringement claims and to develop new technology could be significant.
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
      Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts, and circumstances existing at that time. We use these assessments to determine the adequacy of our provision for income taxes. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate and our financial results.
We have deferred tax assets that we may not be able to use under certain circumstances.
      If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate, and an adverse effect on our future operating results. In addition, changes in statutory tax rates may also change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.
The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings in future periods.
      Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans are evaluated by us in consultation with outside actuaries. Funding obligations are determined under the Employee Retirement Income Security Act and are measured each year based on the value of assets and liabilities on a specific date. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, our future pension and projected postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Future pension funding requirements, and the timing of funding payments, could be affected by legislation enacted in the U.S. Congress.
We have acquired companies and our interest in various acquisition opportunities has increased. Acquisitions come with significant risks and uncertainties, including integration, technology and personnel.
      In order to grow our product lines and expand into new markets, we have made acquisitions and may do so in the future. Many risks, uncertainties, and costs are associated with the acquisitions. The integration of systems, objectives, personnel, product lines, markets, customers, suppliers, and cost savings can be difficult to achieve and the results are uncertain. There can be no assurance that acquisitions will be successful and contribute to our profitability.
In order for us to remain competitive, it is important to recruit and retain highly-skilled employees.
      There is significant competition to recruit and retain skilled employees. Due to rapid expansion in certain markets and the ongoing productivity efforts and recent employee reductions, it may be difficult for us to retain and recruit sufficient numbers of highly-skilled employees.
We need to comply with many environmental, health, and safety laws.
      Due to the nature of our business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities; impact our production capabilities; constrict our ability to sell, expand or acquire facilities; and generally impact our financial performance. We have accrued liabilities for environmental clean-up sites, including sites for which governmental agencies have designated us as a potentially responsible party, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites and other sites, which could be identified in the future for cleanup, could be higher than the liability currently accrued.
In order to mitigate risk, it is important that we obtain various types of insurance.
      We have various types of insurance including health, life, and property. Insurance costs can be unpredictable and may adversely impact our financial results.
Significant disruption to our information technology infrastructure could adversely impact our operations, sales, customer relations, and financial results.
      We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our worldwide divisions. Like other information technology systems, ours is susceptible to damage or interruptions caused by natural disasters, power failures, viruses and security breaches. We upgrade and install new systems, which if installed or programmed incorrectly, could cause significant disruptions. We have implemented various measures to manage our risk related to system and network disruptions, but if a disruption occurs, we could incur losses and costs for remediation and interruption of operations.
Our share price may be volatile.
      Our stock price is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including market expectations for our performance, the level of perceived growth of our industries, announcements concerning industry investigations have also impacted our share price. There can be no assurance that our stock price will not be less volatile in the future.
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
      As of December 30, 2006, we operated over thirty principal manufacturing facilities in excess of 100,000 square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:
Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield and Lowell, Indiana; Fairport Harbor, Hamilton, Mentor and Painesville, Ohio; Quakertown, Pennsylvania; and Neenah, Wisconsin

Foreign	Adelaide and Melbourne, Australia; Vinhedo, Brazil; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Chungju, Korea; Rodange, Luxembourg; Queretaro, Mexico; Rayong, Thailand; Hazerswoude, the Netherlands; and Cramlington, United Kingdom

Office and Consumer Products Segment

Domestic	Chicopee, Massachusetts; and Meridian, Mississippi

Foreign	Oberlaindern, Germany; and Juarez and Tijuana, Mexico
Retail Information Services Segment

Domestic	Greensboro, North Carolina

Foreign	Hong Kong and Nansha, China
Other specialty converting businesses

Domestic	Schererville, Indiana; Painesville, Ohio; and Clinton, South Carolina

Foreign	Turnhout, Belgium
      In addition to our principal manufacturing facilities described above, our other principal facilities include our corporate headquarters facility and research center in Pasadena, California, and offices located in Brea and Westlake Village, California; Framingham, Massachusetts; Mentor, Ohio; Hong Kong and Kunshan, China; Leiden, the Netherlands; and Zug, Switzerland.
      All of our principal properties identified above are owned except certain facilities in Brea and Westlake Village, California; Hong Kong, China; Oberlaindern, Germany; Juarez, Mexico; Greensboro, North Carolina; Hamilton and Mentor, Ohio; and Zug, Switzerland, which are leased.
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
      During the third quarter of 2006, the Company recognized an additional liability of $13 million for estimated environmental remediation costs for a former operating facility, for which $2 million had been accrued in the second quarter of 2006. The amount accrued represents the lower end of the current estimated range of $15 million to $17 million for costs expected to be incurred. Management considered additional information provided by outside consultants in revising its previous estimates of expected costs. This estimate could change depending on various factors such as modification of currently planned remedial actions, changes in the site conditions, changes in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.

      Other amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.
      On October 19, 2006, the U.S. Department of Justice notified the Company that the U.S. Department of Justice had decided to close its criminal investigation (initiated in April 2003) into competitive practices in the label stock industry without further action, as described below.
      On November 15, 2006, the Company announced that it had been notified by the European Commission (“EC”) that the EC had closed its investigation (initiated in May 2004) into the Company’s competitive activities in the label stock industry with no action, as described below.
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
      On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (then CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the court appointed a lead plaintiff, approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The court has approved the parties’ stipulation to stay the consolidated actions. On January 12, 2007, the plaintiffs filed a notice of voluntarily dismissal of the case without prejudice. On January 17, 2007, the Court entered an order dismissing the case.
      On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for San Francisco County on March 30, 2004. A further similar complaint was filed in the Superior Court for Maricopa County, Arizona on November 6, 2003. Plaintiffs voluntarily dismissed the Arizona complaint without prejudice on October 4, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Webtego on February 16, 2005, in the Court of Common Pleas for Cuyahoga County, Ohio; by D.R. Ward Construction Co. on February 17, 2005, in the Superior Court for Maricopa County, Arizona; by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. On October 7, 2005, Webtego voluntarily dismissed its complaint. On February 16, 2007, D.R. Ward voluntarily dismissed its complaint. The Company intends to defend the remaining matters vigorously.
      On August 15, 2003, the U.S. Department of Justice issued a subpoena to the Company in connection with its criminal investigation into competitive practices in the label stock industry. The Company produced documents and provided testimony in response to the subpoena.
      On May 25, 2004, officials from the EC, assisted by officials from national competition authorities, launched unannounced inspections of and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany. The investigation apparently sought evidence of unlawful anticompetitive activities affecting the European paper and forestry products sector, including the label stock market. The Company cooperated with the investigation.
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
      On November 15, 2006, the Company announced that it had been notified that the EC had closed its investigation into the Company’s competitive activities in the label stock industry, with no action.
      The Board of Directors has created an ad hoc committee comprised of independent directors to oversee the foregoing matters.
      The Company is unable to predict the effect of these matters at this time, although the effect could be adverse and material.
      In 2005, the Company contacted relevant authorities in the U.S. and reported on the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the Company’s reflectives business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of the Company’s reflectives business in China in 2005 were approximately $7 million. Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters. However, the Company expects that fines or other penalties could be incurred. While the Company is unable to predict the financial or operating impact of any such fines or penalties, it believes that its behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
      The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

		Served as
		Executive Officer	Former Positions and Offices
Name	Age	since	with Avery Dennison

Dean A. Scarborough(2)	51	August 1997	2000-2005	President and Chief Operating Officer
President and Chief Executive Officer (also Director of Avery Dennison)

Robert G. van Schoonenberg	60	December 1981	1997-2000	S.V.P., General Counsel
Executive Vice President, General				and Secretary
Counsel and Secretary

Daniel R. O’Bryant	49	January 2001	2001-2005	S.V.P., Finance and
Executive Vice President,				Chief Financial Officer
Finance and Chief Financial Officer

Diane B. Dixon	55	December 1985	1997-2000	V.P., Worldwide Communications and
Senior Vice President, Worldwide				Advertising
Communications and Advertising

Robert M. Malchione	49	August 2000	2000-2001	S.V.P., Corporate Strategy
Senior Vice President, Corporate Strategy and Technology

Karyn E. Rodriguez	47	June 2001	1999-2001	Assistant Treasurer, Corporate Finance
Vice President and Treasurer				and Investments

Timothy S. Clyde	44	February 2001	2000-2001	V.P. and General Manager,
Group Vice President,				Office Products N.A.
Office Products

Sandra Beach Lin(3)	48	April 2005	2002-2005	President, Alcoa Closure Systems
Group Vice President,				International, Div. of Alcoa, Inc.
Specialty Materials and Converting

Christian A. Simcic	50	May 2000	1997-2000	V.P. and Managing Director,
Group Vice President,				Asia Pacific
Roll Materials

(1)	All officers are elected to serve a one-year term and until their successors are elected and qualify.

(2)	Mr. Scarborough was elected President and Chief Executive Officer effective May 1, 2005.

(3)	Business experience during past 5 years prior to service with the Company.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)(b) The information called for by this item appears on page 72 of our 2006 Annual Report to Shareholders and under the Equity Compensation Plan Information table in the 2007 Proxy Statement, and is incorporated herein by reference.
Stockholder Return Performance
      The following graphs compare the Company’s cumulative stockholder return on its common stock, including the reinvestment of dividends, with the return on the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and the average return, weighted by market capitalization, of the Peer Group for five-year and ten-year periods each ending December 30, 2006. The Company has also included the median return of the Peer Group in the graph as an additional comparison.
      The Peer Group is comprised of Air Products & Chemicals Inc., ArvinMeritor Inc., Baker-Hughes Incorporated, Ball Corporation, Bemis Company, Inc., Black & Decker Corporation, Bowater Incorporated, Cabot Corporation, Crane Company, Crown Holdings Inc., Cummins Inc., Dana Corporation, Danaher Corporation, Dover Corporation, Eaton Corporation, Ecolab Incorporated, Ferro Corporation, FMC Corporation, Fuller (H. B.) Company, Goodrich (B F) Company, Grace (W R) & Company, Harley-Davidson Inc., Harris Corporation, Harsco Corporation, Hercules Incorporated, Illinois Tool Works Incorporated, Ingersoll-Rand Company, MASCO Corporation, MeadWestvaco Corporation, NACCO Industries, Newell Rubbermaid Incorporated, Olin Corporation, PACCAR Inc., Parker-Hannifin Corporation, Pentair Inc., Pitney Bowes Incorporated, PolyOne Corporation, Potlatch Corporation, P.P.G. Industries Incorporated, Sequa Corporation, The Sherwin-Williams Company, Smurfit-Stone Container Corporation, Snap-On Incorporated, Sonoco Products Company, Stanley Works, Tecumseh Products Company, Temple-Inland Inc., Thermo Electron Corporation, Thomas & Betts Corporation, and Timken Company.
      During 2006, Engelhard Corporation was acquired by BASF Corporation, and Maytag Corporation was acquired by Whirlpool Corporation. Therefore, they are no longer public companies and they were deleted. Temple-Inland and Potlatch were added to the Peer Group, and have been included for all periods.
Total Return Analysis(1)

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006

Avery Dennison	$100	$110	$104	$114	$108	$136

S&P 500 Index	$100	$78	$100	$111	$117	$135

Market Basket (Weighted Average)(2)	$100	$98	$128	$167	$171	$209

Market Basket (Median)	$100	$90	$123	$142	$145	$187

(1)	Assumes $100 invested on December 31, 2001, and the reinvestment of dividends; chart reflects performance on a calendar year basis.

(2)	Weighted average is weighted by market capitalization.

Total Return Analysis(1)

	12/31/1996	12/31/1997	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006

Avery Dennison	$100	$129	$132	$217	$167	$176	$194	$183	$200	$190	$239

S&P 500 Index	$100	$133	$171	$208	$189	$166	$130	$167	$185	$194	$224

Market Basket (Weighted Average)(2)	$100	$133	$143	$145	$151	$174	$168	$215	$281	$266	$336

Market Basket (Median)	$100	$131	$114	$114	$103	$117	$111	$141	$162	$186	$225

(1)	Assumes $100 invested on December 31, 1996, and the reinvestment of dividends; chart reflects performance on a calendar year basis.

(2)	Weighted average is weighted by market capitalization.
      Stock price performance reflected in the above graphs is not necessarily indicative of future price performance.
      The above Stockholder Return Performance graphs in this Item 5 are not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (“Exchange Act”), other than as provided in Item 201 to Regulation S-K under the Exchange Act, or subject to the liabilities of Section 18 of the Exchange Act, and will not be deemed incorporated by reference into any filing under the Securities Act of 1993 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.
(c) Purchases of Equity Securities by Issuer
      On October 26, 2006, the Board of Directors authorized the repurchase of an additional 5 million shares of the Company’s outstanding common stock. This authorization increased the total shares authorized for repurchase to approximately 7.4 million. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. Included in the total shares repurchased were 136,665 shares that were delivered (actually or constructively) to the Company by participants exercising stock options during the fourth quarter of 2006 under the Company’s stock option plans in payment of the option exercise price and/or to satisfy withholding tax obligations.
      The following table sets forth the monthly repurchases of our common stock:

			Remaining
			authorization
(Shares in thousands, except per share amounts)	Total shares	Average price	to repurchase
Fourth Quarter	repurchased	per share	shares

October 1, 2006 — October 28, 2006	52.2	$34.94	7,451.9
October 29, 2006 — November 25, 2006	1,370.4	63.88	6,161.5
November 26, 2006 — December 30, 2006	1,245.0	67.84	4,921.0

Quarterly Total	2,667.6	$65.16	4,921.0

Item 6.	SELECTED FINANCIAL DATA
      Selected financial data for each of the Company’s last five fiscal years appears on page 18 of our 2006 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
      Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Definition of Terms	17
•	Overview and Outlook	18
•	Analysis of Results of Operations	23
•	Results of Operations by Segment	26
•	Financial Condition	29
•	Uses and Limitations of Non-GAAP Measures	37
•	Related Party Transactions	37
•	Critical Accounting Policies and Estimates	38
•	Recent Accounting Requirements	42
•	Safe Harbor Statement	42
DEFINITION OF TERMS
      Our discussion of financial results includes several non-GAAP measures to provide additional information concerning Avery Dennison Corporation’s (“the Company’s”) performance. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, GAAP financial measures. These non-GAAP financial measures are intended to supplement the presentation of our financial results that are prepared in accordance with GAAP. (Refer to “Uses and Limitations of Non-GAAP Measures.”)
      We use the following terms:

•	Organic sales growth refers to the change in sales excluding the estimated impact of currency translation, acquisitions and divestitures;

•	Core unit volume refers to a measure of sales performance that excludes the estimated impact of currency translation, acquisitions and divestitures, as well as changes in product mix and pricing;

•	Segment operating income refers to income before interest and taxes;

•	Free cash flow refers to cash flow from operations, less payments for capital expenditures, software and other deferred charges; and

•	Working capital from continuing operations refers to working capital excluding short-term debt, current assets and current liabilities of held-for-sale businesses.
      While our segment structure remained the same as reported in the prior year, in 2006, we transferred our business media division from the Retail Information Services segment into other specialty converting businesses, to align with a change in our internal reporting structure. Prior year amounts included herein have been reclassified to conform to the current year presentation.
      As a result of the sale of our raised reflective pavement marker business during 2006 (discussed below in “Acquisitions and Divestitures”), the discussions which follow generally reflect summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

OVERVIEW AND OUTLOOK
Overview

Sales
      Our sales from continuing operations increased 2% in 2006 compared to growth of 3% in 2005, reflecting the factors summarized in the following table.

	2006	2005	2004
Estimated change in sales due to:
Core unit volume	2%	(1)%	8%
Pricing & product mix	1	2	(1)

Organic sales growth	3%	1%	7%
Foreign currency translation	—	2	5
Divestitures, net of acquisitions	(1)	—	—

Reported sales growth	2%	3%	12%

      Organic sales growth in 2006 reflected increases in most of our businesses outside of the U.S., particularly in the emerging markets of Asia, Eastern Europe and Latin America.
      In the U.S., sales were approximately even with the prior year. In our North American roll materials business, reduced market share during the first quarter of 2006 (reflecting share loss related to price increases implemented in 2005 and early 2006, to offset higher raw material costs), as well as generally slow market conditions, were offset by some share gain during the second half of 2006. The benefit from growth of Avery-brand products and a strong back-to-school season in our Office and Consumer Products segment in the U.S. was offset by the loss of sales from exiting certain low-margin private label business in that segment.
      Organic sales growth in 2005 reflected favorable changes in pricing and product mix, primarily due to the impact of selling price increases implemented to offset higher raw material costs. This benefit was partially offset by a decrease in core unit volume in 2005, reflecting the following factors:

•	Loss of market share in our North American roll materials business following our implementation of selling price increases during 2005 to offset higher raw material costs

•	The impact of an extra week in the 2004 fiscal year

•	Accelerated purchases by Office and Consumer Products customers in advance of our 2005 selling price increases, which shifted sales into the fourth quarter of 2004.

Net Income
      Net income increased $141 million in 2006 compared to 2005.
Positive factors affecting the change in net income included:

•	Higher sales

•	Reduced restructuring and asset impairment charges in 2006 compared to 2005 (which included asset impairment charges related to discontinued operations)

•	Cost savings from productivity improvement initiatives across all segments and corporate, including restructuring actions taken in 2006 and late 2005

•	Tax benefit and gain on divestiture of a business

•	Benefit of a lower effective tax rate on continuing operations

Negative factors affecting the change in net income included:

•	Stock-based compensation and other employee-related costs

•	Transition costs associated with 2006 restructuring actions

•	Increased investment in information technology and marketing

•	Accrual for environmental remediation costs
Summary Results by Segment

	Net Sales		Operating Income

	2006	2005	2006	2005
(In millions)
Pressure-sensitive Materials	$3,236.3	$3,114.5	$301.2	$258.1
Office and Consumer Products	1,072.0	1,136.1	179.0	168.0
Retail Information Services	667.7	630.4	45.0	37.7
Other specialty converting businesses	599.9	592.5	17.2	14.1
Corporate expense	—	—	(61.3)	(53.2)
Interest expense	—	—	(55.5)	(57.9)

Total from continuing operations	$5,575.9	$5,473.5	$425.6	$366.8

 Pressure-sensitive Materials (58% of net sales)
      Our Pressure-sensitive Materials segment reported a 4% increase in sales in 2006 compared to 2005. Organic sales growth was approximately 3%, reflecting growth in our roll materials and graphics and reflective businesses in Asia, Europe and Latin America.
      Operating income for this segment increased 17% in 2006, reflecting higher sales and cost savings from restructuring and productivity improvement initiatives. Operating income for this segment included restructuring costs and asset impairments in both 2006 and 2005 and transition costs in 2006.
 Office and Consumer Products (19% of net sales)
      Our Office and Consumer Products segment reported a 6% decrease in sales in 2006 compared to 2005. On an organic basis, sales declined approximately 1%, reflecting the loss of sales from exiting certain low-margin private label business and decreased volume in Europe. These declines were partially offset by growth in North America for Avery-brand products, a strong back-to-school season, and accelerated purchases by customers in advance of our 2007 selling price increases for certain product lines.
      Operating income for this segment increased 7% in 2006, including the benefit from cost savings from productivity improvement and restructuring initiatives. Operating income for this segment included restructuring costs, asset impairments and transition costs in both 2006 and 2005.
 Retail Information Services (12% of net sales)
      The Retail Information Services segment reported a 6% increase in sales in 2006 compared to 2005. Organic sales growth was approximately 5%, reflecting continued growth of the business in Asia, Latin America and Europe.
      Operating income for this segment increased 19% in 2006, reflecting higher sales and cost savings from restructuring and productivity improvement initiatives. Operating income for this segment included restructuring costs, asset impairments and transition costs in 2006 and 2005.

 Other specialty converting businesses (11% of net sales)
      Other specialty converting businesses reported a 1% increase in sales in 2006 compared to 2005. Organic sales growth was approximately 2%, reflecting solid growth in our specialty tape business, partially offset by weakness in other businesses.
      Operating income for these businesses increased 22% in 2006, reflecting sales growth and cost savings from restructuring and productivity improvement initiatives. Operating income for these businesses included restructuring costs and asset impairments in both 2006 and 2005.
Organic Sales Growth by Region
      We estimate organic sales growth (decline) in major regions of operation as follows:

	2006	2005	2004

U.S	—	(3)%	5%
Europe	3%	3%	5%
Asia	13%	13%	26%
Latin America	11%	4%	19%
      As discussed above, sales in the U.S. were approximately even with the prior year, due to slow market conditions in our Pressure-sensitive Materials segment, the impact of prior year share loss in our roll materials business, and loss of sales from exiting low-margin private label business in our Office and Consumer Products segment.
      Organic growth in Europe reflected strong growth in the east and modest growth in the west.
      Growth in our Asian and Latin American businesses was due to continued market expansion.
Cost Reduction Actions

	Accrued	Headcount
	Expenses	Reduction
(Dollars in millions)
Q4 2005 restructuring	$41.1	700
2006 restructuring	23.5	450

Total Q4 2005-2006 restructuring actions	$64.6	1,150

Q4 2006 charges related to 2007 actions	$5.1	140

      During late 2005 and 2006, we implemented cost reduction actions related to restructuring, which have improved our global operating efficiencies and are expected to result in annualized pretax savings of $90 million to $100 million. We estimate that approximately $50 million of these savings (net of transition costs) were achieved in 2006, with the balance to benefit 2007. These restructuring actions resulted in headcount reductions of approximately 1,150 positions, which impacted all of our segments and geographic regions and were completed in 2006. We are reinvesting some of the savings in future growth opportunities.
      Additional restructuring actions were identified during the fourth quarter of 2006. These actions are expected to be completed during 2007, with savings expected to benefit 2008.
      In 2005, we also incurred charges related to the planned divestitures of several low-margin businesses and product lines, as discussed in “Divestitures and Acquisitions.”
      Restructuring charges associated with severance and asset impairments recorded during 2004 were related to the completion of the integration of the 2002 acquisition of Jackstädt into our other existing businesses. We closed a manufacturing facility in France during the first quarter of 2004 and a manufacturing facility in Italy during the second quarter of 2004.
      Refer to Note 10, “Cost Reduction Actions,” to the Consolidated Financial Statements for further detail.

Effective Rate of Taxes on Income
      The effective tax rate was 17.2% for the full year 2006 compared with 20.4% for the full year 2005.
Our effective tax rate in both years included benefits from:

•	Changes in the geographic mix of income

•	Continued improvements in our global tax structure

•	Several favorable global tax audit settlements and the closure of certain tax years

•	Release of certain valuation allowances
      In 2005, these benefits were partially offset by incremental expense associated with the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004.
Free Cash Flow
      Free cash flow, which is a non-GAAP measure, is used as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchase of common stock. Refer to “Uses and Limitations of Non-GAAP Measures.”

	2006	2005	2004
(In millions)
Net cash provided by operating activities	$510.8	$441.6	$516.9
Purchase of property, plant and equipment	(161.9)	(162.5)	(178.9)
Purchase of software and other deferred charges	(33.4)	(25.8)	(21.8)

Free cash flow	$315.5	$253.3	$316.2

      The increase in free cash flow in 2006 of $62 million reflects changes in assets and liabilities and higher net income compared to 2005. See “Analysis of Results of Operations” and “Liquidity” below for more information.
Divestitures and Acquisitions
      In December 2005, we announced our plan to sell our raised reflective pavement marker business, which had sales of approximately $23 million in 2005. The divestiture of this business was completed during the second quarter of 2006 and resulted in a tax benefit due to capital losses arising from the sale of the business. The results of this business have been accounted for as discontinued operations for the years presented herein. This business was previously included in the Pressure-sensitive Materials segment.
      In December 2005, we also announced the divestiture of two product lines. These divestitures were completed in the first quarter of 2006. The first product line, which was included in the Office and Consumer Products segment, had estimated sales of $60 million in 2005, with minimal impact to income from operations. The second product line, which was included in other specialty converting businesses, had annual sales of approximately $10 million in 2005, with minimal impact to income from operations. As part of these divestitures, in 2005, we recorded severance and other employee-related charges of approximately $6 million and asset impairments of approximately $9 million. These charges were included in the “Other Expense, net” line of our Consolidated Statement of Income, as noted in “Cost Reduction Actions” above.
      During the third quarter of 2004, we acquired Rinke Etiketten, a privately held company in Germany. The incremental impact of this acquisition on our net sales was approximately $9 million during 2004, with an additional impact of approximately $18 million in 2005. This business is included in our Retail Information Services segment.

Investigations and Legal Proceedings
      On October 19, 2006, we were notified by the U.S. Department of Justice’s Antitrust Division (“DOJ”) that the DOJ had decided to close its criminal investigation (initiated in April 2003) into competitive practices in the label stock industry without further action.
      On November 15, 2006, we announced that we had been notified by the European Commission (“EC”) that the EC had closed its investigation (initiated in May 2004) into competitive activities in the label stock industry with no action.
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
      We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in a purported class action in the U.S. seeking damages and other relief for alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices. We have discovered instances of conduct by certain employees in China that potentially violate the U.S. Foreign Corrupt Practices Act, and we have reported that conduct to authorities in the U.S. Accordingly, we expect that fines or other penalties may be incurred.
      We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 8, “Contingencies,” to the Consolidated Financial Statements.
Outlook
      In 2007, we expect low to mid single-digit revenue growth, including a modest positive effect from foreign currency translation. Our revenue expectations are subject to changes in economic and market conditions.
      We anticipate continued benefit from our productivity improvement initiatives. In particular, we estimate that our restructuring and business realignment efforts will reduce costs by an additional $45 million compared to 2006. However, we plan to reinvest some of the savings from these productivity improvements in growth initiatives. This reinvestment includes incremental spending of approximately $12 million to $15 million related to investments in information technology.
      We estimate that pretax interest expense will be approximately even with 2006, subject to changes in average debt outstanding.
      We expect total restructuring and asset impairment charges in 2007 will be lower than the charges taken in 2006.
      We anticipate an increase in our annual effective tax rate for 2007, subject to changes in tax laws and the geographic mix of income, with potentially wide variances from quarter to quarter.
      Reflecting these assumptions, we expect an increase in annual earnings and free cash flow in comparison with 2006. Additionally, the effect of share repurchase will benefit earnings per share in 2007.
      We expect capital expenditures in 2007 to be approximately $160 million to $165 million, or approximately $210 million to $225 million including software investments, funded through operating cash flows. Major capital projects in 2007 include expansion in China and India, serving both our materials and retail information services businesses. Major software investments relate to customer service and standardization initiatives.

ANALYSIS OF RESULTS OF OPERATIONS
Income from Continuing Operations Before Taxes:

	2006	2005	2004
(In millions)
Net sales	$5,575.9	$5,473.5	$5,317.0
Cost of products sold	4,047.5	3,997.3	3,890.4

Gross profit	1,528.4	1,476.2	1,426.6
Marketing, general and administrative expense	1,011.1	987.9	957.4
Interest expense	55.5	57.9	58.7
Other expense, net	36.2	63.6	35.2

Income from continuing operations before taxes	$425.6	$366.8	$375.3

	%	%	%
As a Percent of Sales:
Gross profit (margin)	27.4	27.0	26.8
Marketing, general and administrative expense	18.1	18.0	18.0
Income from continuing operations before taxes	7.6	6.7	7.1

Sales
      Sales increased 2% in 2006 compared to an increase of 3% in 2005. Organic sales growth was approximately 3% in 2006 compared to approximately 1% in 2005. Organic sales growth in 2006 reflected increases in most of our businesses in Asia, Europe and Latin America. Organic growth in Europe reflected strong growth in the east and modest growth in the west. Growth in our Asian and Latin American businesses was due to continued market expansion.
      On an organic basis, sales in the U.S. were approximately even in 2006, compared to a decrease of approximately 3% in 2005. In our North American roll materials business, reduced market share during the first quarter of 2006 (reflecting share loss related to price increases implemented in 2005 and early 2006 to offset higher raw material costs), as well as generally slow market conditions, were offset by some share gain during the second half of 2006. The benefit from growth of Avery-brand products and a strong back-to-school season in our Office and Consumer Products segment in the U.S. was offset by the loss of sales from exiting certain low-margin private label business (approximate impact of $22 million) in that segment.
      Sales growth in 2005 was negatively impacted by an extra week in the 2004 fiscal year and accelerated purchases by Office and Consumer Products customers in advance of 2005 selling price increases, both of which contributed to higher growth in 2004. Combined, the accelerated purchases and extra week in 2004 represented an estimated $60 million to $70 million of the change in sales between 2005 and 2004. The loss of market share in our North American roll materials business also affected sales growth in 2005.
      Foreign currency translation had a favorable impact on the change in sales of approximately $21 million in 2006 compared to approximately $77 million in 2005.
      Product line divestitures, net of incremental sales from acquisitions, reduced sales by approximately $54 million in 2006. Incremental sales from acquisitions, net of divestitures, contributed approximately $19 million in 2005.
Gross Profit
      Gross profit margin in both 2006 and 2005 benefited from our ongoing productivity improvement and cost reduction actions.

In 2006, these benefits were partially offset by:

•	Unfavorable segment mix (faster growth in segments with lower gross profit margin as a percent of sales)

•	Energy-related cost inflation (approximately $9 million)

•	Change in the last-in, first-out (“LIFO”) inventory reserves (approximately $9 million); refer to “Critical Accounting Policies and Estimates”

•	Transition costs associated with restructuring (approximately $9 million)
In 2005, these benefits were partially offset by:

•	Unfavorable segment mix

•	Raw material inflation in excess of selling price increases

•	Higher costs related to our radio frequency identification (“RFID”) business (approximately $9 million)
      In 2006, we reclassified shipping and handling costs to “Cost of products sold” to align our businesses around a standard accounting policy. In 2005, several of our businesses included these costs in marketing, general and administrative expenses (approximately $143 million for 2006, $145 million for 2005, and $148 million for 2004); previous results included herein have been reclassified for comparability to the current year.
Marketing, General and Administrative Expenses
      Marketing, general and administrative expense as a percent of sales in 2006 and 2005 reflected the benefit of productivity improvement initiatives and cost reduction actions.
In 2006, these benefits were offset by:

•	Recognition of stock option expense (approximately $21 million)

•	Increased spending on information systems and marketing (approximately $19 million)

•	Increase in pension, medical and other employee-related costs (approximately $12 million)
In 2005, these benefits were offset by:

•	Higher pension and medical expenses (approximately $14 million)

•	Impact of foreign currency translation (approximately $11 million)

•	Additional spending on the development of our RFID business (approximately $8 million), as well as other long-term growth initiatives

•	Additional spending associated with acquisitions (approximately $6 million)
Interest Expense
      Interest expense decreased in 2006 and 2005. The decreases were due to a reduction in debt outstanding, partially offset by an increase in interest rates.
Other Expense

	2006	2005	2004
(In millions, pretax)
Restructuring costs	$21.1	$37.5	$23.6
Asset impairment & lease cancellation charges	8.7	28.1	11.6
Other	6.4	(2.0)	—

Other expense, net	$36.2	$63.6	35.2

      In 2006 and 2005, “Other expense, net,” consisted of charges for restructuring, including severance and other employee-related costs and asset impairment charges related to cost reduction actions and divestitures, as well as other items discussed below.
      During late 2005 and 2006, we implemented cost reduction actions related to restructuring which have improved our global operating efficiencies and are expected to result in annualized pretax savings of $90 million to $100 million. We estimate that approximately $50 million of these savings (net of transition costs) have been achieved in 2006. These restructuring actions resulted in a headcount reduction of approximately 1,150 positions, which impacted all of our segments and geographic regions, and were completed in 2006. We are reinvesting some of the savings in future growth opportunities. Refer to Note 10, “Cost Reduction Actions,” to the Consolidated Financial Statements for more information.
The other items included in “Other expense, net,” in 2006 included:

•	Accrual for environmental remediation costs ($13 million); refer to the Environmental section of “Financial Condition” below

•	Costs related to a patent lawsuit and a divestiture ($.8 million)

•	Gain on sale of assets ($5.3 million)

•	Gain on curtailment and settlement of a pension obligation ($1.6 million)

•	Gain on sale of an investment ($10.5 million), partially offset by a charitable contribution to the Avery Dennison Foundation ($10 million)
      In 2005, other items included in “Other expense, net,” consisted of the gain on the sale of assets, partially offset by costs related to a patent lawsuit.
      In 2004, “Other expense, net,” consisted of charges for productivity improvement actions, primarily related to the completion of the Jackstädt integration actions.
Net Income:

	2006	2005	2004
(In millions, except per share amounts)
Income from continuing operations before taxes	$425.6	$366.8	$375.3
Taxes on income	73.1	75.0	94.3

Income from continuing operations	352.5	291.8	281.0
Income (loss) from discontinued operations, net of tax	14.7	(65.4)	(1.3)

Net income	$367.2	$226.4	$279.7

Net income per common share	$3.68	$2.26	$2.80
Net income per common share, assuming dilution	$3.66	$2.25	$2.78

Net income as a percent of sales	6.6%	4.1%	5.3%
Effective tax rate from continuing operations	17.2%	20.4%	25.1%
Taxes on Income
      Our 2006 effective tax rate included the benefit of changes in the geographic mix of income and continued improvements in our global tax structure, as well as the following:

•	Net benefit from several favorable global tax audit settlements (approximately $8.1 million)

•	Release of certain valuation allowances (approximately $5.2 million)

      Our 2005 effective tax rate included the benefit of changes in the geographic mix of income and continued improvements in our global tax structure, as well as the following:

•	Release of certain valuation allowances (approximately $15.6 million)

•	Net benefit from several favorable global tax audit settlements (approximately $9 million)
      In 2005, these benefits were partially offset by the incremental expense of $13.5 million associated with the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004.
Income (Loss) from Discontinued Operations
      Income (loss) from discontinued operations includes the divestiture of our raised reflective pavement markers business as noted in the Overview section above. The divestiture of this business was completed during 2006 and resulted in a tax benefit ($14.9 million) due to capital losses arising from the sale of the business and a gain on sale of $1.3 million.
      Based on our estimated value of the raised reflective pavement markers business in 2005, we concluded that associated goodwill and intangible assets from our acquisition of this business were impaired. The resulting pretax impairment charge was approximately $74 million in 2005.
      Income from discontinued operations included net sales of approximately $7 million in 2006, $23 million in 2005 and $24 million in 2004.
      Refer to the Discontinued Operations section of Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY SEGMENT
Pressure-sensitive Materials Segment

	2006	2005	2004
(In millions)
Net sales including intersegment sales	$3,397.8	$3,277.7	$3,154.1
Less intersegment sales	(161.5)	(163.2)	(169.3)

Net sales	$3,236.3	$3,114.5	$2,984.8
Operating income(1)	301.2	258.1	221.4

(1) Includes restructuring, asset impairment & lease cancellation charges and accrual for patent lawsuit, net of gain on sale of assets	$9.3	$23.0	$34.4

  Net Sales
      Sales in our Pressure-sensitive Materials segment increased 4% in both 2006 and 2005. Organic sales growth was approximately 3% in 2006 and 2% in 2005.
      Organic sales growth in 2006 reflected growth in our roll materials and graphics and reflective businesses in Asia, Latin America, and Europe. Organic growth in 2005 reflected the positive impact of pricing and product mix, resulting from increased selling prices implemented to offset higher raw material costs. The extra week in the 2004 fiscal year contributed to slower growth in 2005.
      In our North American roll materials business, 2005 sales declined on an organic basis at a low single-digit rate, while 2006 sales were even with the prior year. The loss of market share following our implementation of selling price increases in 2005 and early 2006 contributed to this decline. Both years were also affected by generally slow market conditions. Some share gain during the second half of 2006 offset these factors.

      Our roll materials business in Europe experienced low single-digit organic sales growth in 2006, reflecting strong growth in the east. In 2005, this business experienced high single-digit organic sales growth reflecting solid growth in the west and stronger growth in the east.
      Market expansion contributed to double-digit organic sales growth in the roll materials business in Asia in both 2006 and 2005. The roll materials business in Latin America experienced high single-digit organic sales growth in 2006, resulting from market expansion. In 2005, this region experienced low single-digit organic sales growth due to market expansion and selling price increases, partially offset by loss of market share from selling price increases and loss of sales with a large customer.
      Our graphics and reflective business experienced mid single-digit organic sales growth in 2006, as strong international growth was partially offset by a decline in the U.S. On an organic basis, sales in this business were unchanged in 2005.
      The changes in reported sales for the segment included a favorable impact of foreign currency translation of approximately $15 million in 2006 and approximately $58 million in 2005.

Operating Income
      Increased operating income in 2006 and 2005 reflected higher sales and cost savings from restructuring and productivity improvement initiatives. Operating income for all years reflected restructuring, asset impairment and lease cancellation charges. In 2006, operating income was also impacted by transition costs associated with restructuring and stock option expense.
Office and Consumer Products Segment

	2006	2005	2004
(In millions)
Net sales including intersegment sales	$1,073.8	$1,138.1	$1,174.7
Less intersegment sales	(1.8)	(2.0)	(2.2)

Net sales	$1,072.0	$1,136.1	$1,172.5
Operating income(1)	179.0	168.0	186.4

(1) Includes restructuring and asset impairment charges and net gain from product line divestiture	$(2.3)	$21.8	$.5

Net Sales
      Sales in our Office and Consumer Products segment decreased 6% in 2006, while sales decreased 3% in 2005. The decline in reported sales in 2006 reflected the impact of a product line divestiture in Europe (approximately $51 million). Foreign currency translation had a favorable impact on the change in reported sales of approximately $1 million in 2006 and $8 million in 2005.
      On an organic basis, sales declined approximately 1% in 2006. The decline reflected the loss of sales from exiting certain low-margin private label business at the end of 2005 (approximately $22 million), partially offset by growth in Avery-brand products, a strong back-to-school season in North America, and accelerated purchases by customers in late 2006 in advance of our 2007 selling price increases for certain product lines.
      In 2005, sales on an organic basis declined 4%, reflecting a shift in volume to late 2004 (due to customers’ accelerated purchases in advance of selling price increases effective January 1, 2005), as well as the benefit from an extra week in the 2004 fiscal year. Declines in core unit volume in 2005 were partially offset by increased selling prices, implemented to offset higher raw material costs.

Operating Income
      Operating income in 2006 reflected cost savings from productivity improvement and restructuring actions, partially offset by associated transition costs, higher raw material and energy-related costs, increased marketing costs, an increase in the LIFO reserve, and stock option expense.
      Operating income in 2005 reflected charges related to restructuring, asset impairment and net losses associated with product line divestitures, partially offset by cost savings from restructuring and productivity initiatives. The selling price increases in 2005 offset the cumulative effect of raw material inflation over the 2004 to 2005 period.
Retail Information Services Segment

	2006	2005	2004
(In millions)
Net sales including intersegment sales	$671.1	$637.1	$599.5
Less intersegment sales	(3.4)	(6.7)	(6.8)

Net sales	$667.7	$630.4	$592.7
Operating income(1)	45.0	37.7	43.4

(1) Includes restructuring, asset impairment & lease cancellation charges	$11.2	$7.5	$.3

     Net Sales
      Sales in our Retail Information Services segment increased 6% in both 2006 and 2005. The increase in both years reflected continued growth of the business in Asia, Latin America and Europe, as well as incremental sales from acquisitions, net of product line divestitures. Organic sales growth was approximately 5% in 2006 and 2% in 2005.
      The impact of acquisitions, net of product line divestitures, was approximately $3 million in 2006 and $21 million in 2005. Foreign currency translation contributed to the increase in sales by approximately $3 million in 2006 and $7 million in 2005.
     Operating Income
      Operating income in 2006 and 2005 benefited from productivity improvement actions, including the migration of production from Hong Kong to lower cost facilities in mainland China. Benefits from productivity initiatives were offset by increased spending for information systems, stock option expense and other incremental employee-related costs in 2006, and higher costs associated with growth initiatives in 2005. Operating income in both years included charges for restructuring, asset impairment, and lease cancellation.
Other specialty converting businesses

	2006	2005	2004
(In millions)
Net sales including intersegment sales	$614.3	$607.7	$585.8
Less intersegment sales	(14.4)	(15.2)	(18.8)

Net sales	$599.9	$592.5	$567.0
Operating income(1)	17.2	14.1	39.9

(1) Includes restructuring and asset impairment charges	$3.7	$6.2	$—

     Net Sales
      Sales in our other specialty converting businesses increased 1% in 2006 and 4% in 2005. A product line divestiture reduced reported sales by approximately $7 million in 2006. Organic sales growth was approxi-

mately 2% in 2006, reflecting solid growth in our specialty tape business, partially offset by weakness in other businesses. In 2005, organic sales growth of 4% reflected growth in most businesses.
      Foreign currency translation had a favorable impact on the change in sales of approximately $1 million in 2006 and $4 million in 2005.
     Operating Income
      Operating income for these businesses increased in 2006, reflecting cost savings from restructuring and productivity improvement initiatives, partially offset by stock option expense. Operating income in both years included charges for restructuring and asset impairment.
      The change in operating income in 2005 primarily reflected incremental costs related to the development of the RFID business.
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities:

	2006	2005	2004
(In millions)
Net income	$367.2	$226.4	$279.7
Depreciation and amortization	197.9	201.5	188.2
Income taxes (deferred and accrued)	1.8	(44.5)	31.2
Net (gain) loss on sale of assets and asset impairment	(7.8)	108.1	12.4
Trade accounts receivable	(2.3)	(43.9)	(1.4)
Other current assets	(45.6)	(4.3)	9.2
Inventories	(15.1)	(11.7)	(1.2)
Accounts payable and accrued liabilities	8.9	30.4	26.9
Long-term retirement benefits and other liabilities	(11.8)	(12.9)	(27.6)
Stock-based compensation	24.1	—	—
Other non-cash items, net	(6.5)	(7.5)	(.5)

Net cash provided by operating activities	$510.8	$441.6	$516.9

      For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation and the impact of acquisitions and divestitures and certain non-cash transactions (discussed in “Analysis of Selected Balance Sheet Accounts” below).
      In 2006, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
     Uses of cash

•	Other current assets primarily reflected the timing of collection of value-added tax receivables in Europe

•	Inventories reflected increased purchases to support higher sales and customer service initiatives

•	Long-term retirement benefits and other liabilities reflected benefit payments, partially offset by contributions of approximately $39 million to our pension and postretirement health benefit plans

     Sources of cash

•	Accounts payable and accrued liabilities reflected the timing of payments and increased inventory
      In 2005, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
     Uses of cash

•	Accounts receivable reflected higher sales and the timing of collections, partially offset by a decrease in the average days sales outstanding

•	Income taxes reflected the timing of payments made, as well as the current year tax accrual

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $46 million to our pension and postretirement health benefit plans, partially offset by benefit payments

•	Inventory reflected higher raw material purchases to support growth and business expansion
     Sources of cash

•	Accounts payable and accrued liabilities reflected the timing of payments and accruals, including accrual for restructuring charges
Cash Flow Used in Investing Activities:

	2006	2005	2004
(In millions)
Purchase of property, plant and equipment	$(161.9)	$(162.5)	$(178.9)
Purchase of software and other deferred charges	(33.4)	(25.8)	(21.8)
Proceeds from sale of businesses and investments	35.4	—	—
Other, net	5.0	20.7	(16.2)

Net cash used in investing activities	$(154.9)	$(167.6)	$(216.9)

     Capital Spending
      Our major capital projects in 2006 included investments for expansion in China and India serving both our materials and retail information services businesses, as well as spending related to our new films coater in the U.S. Our major information technology projects in 2006 included system improvements for our Retail Information Services segment and our materials businesses.
     Proceeds from Sale of Businesses
      In 2006, we sold a long-term investment and divested both a product line in Europe and the raised reflective pavement marker business.
Cash Flow Used in Financing Activities:

	2006	2005	2004
(In millions)
Net change of borrowings and payments of debt	$(140.1)	$(80.5)	$(119.1)
Dividends paid	(171.8)	(168.7)	(164.6)
Purchase of treasury stock	(157.7)	(40.9)	(.7)
Proceeds from exercise of stock options, net	54.1	11.1	19.1
Other	17.7	18.5	18.2

Net cash used in financing activities	$(397.8)	$(260.5)	$(247.1)

     Borrowings and Repayment of Debt
      At year end 2006, our borrowings outstanding under foreign short-term lines of credit were $101.5 million (weighted-average interest rate of 9.6%), compared to $108.3 million at year end 2005 (weighted-average interest rate of 6.6%).
      Short-term variable rate commercial paper borrowings were $154.4 million at December 30, 2006 (weighted-average interest rate of 5.0%) compared to $255.3 million at December 31, 2005 (weighted-average interest rate of 2.3%).
      We had medium-term notes of $160 million outstanding at year end 2006 and 2005. In 2005, medium-term notes of $73 million were paid on maturity. Outstanding medium-term notes have maturities from 2007 through 2025 and accrue interest at fixed rates ranging from 5.9% to 7.5%.
      In August 2004, we issued $150 million in floating rate senior notes due in 2007 under our 2001 shelf registration statement filed with the Securities and Exchange Commission (“SEC”). These notes are callable at par.
     Shareholders’ Equity
      Our shareholders’ equity was $1.68 billion at year end 2006, compared to $1.51 billion at year end 2005. Our annual dividend per share increased to $1.57 in 2006 from $1.53 in 2005.
     Share Repurchases
      On October 26, 2006, the Board of Directors authorized an additional 5 million shares of the Company’s stock for our repurchase program, resulting in a total authorization of approximately 7.4 million shares of the Company’s stock at that date. During the fourth quarter of 2006, we repurchased approximately 2.5 million shares. As of December 30, 2006, approximately 4.9 million shares were available for repurchase under the Board of Directors’ authorization.
      In the fourth quarter of 2005, we repurchased approximately ..7 million shares under an agreement related to the L&E Packaging (“L&E”) acquisition and recorded such amount to treasury stock. (See the Other section of “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” below for further details.)
Analysis of Selected Balance Sheet Accounts
     Long-lived Assets
      Goodwill increased $43 million during 2006 primarily due to foreign currency translation (approximately $32 million) and goodwill associated with an acquisition (approximately $10 million).
      Other intangibles resulting from business acquisitions decreased $3 million during 2006 due to amortization expense recorded during 2006 (approximately $11 million) partially offset by the impact of foreign currency translation (approximately $6 million) and acquired intangibles associated with an acquisition (approximately $2 million).
      Other assets decreased approximately $64 million during 2006 due primarily to a decrease in assets related to pension and postretirement benefits (approximately $68 million). Refer to Note 6, “Pensions and Other Postretirement Benefits,” to the Consolidated Financial Statements for more information on the change in accounting for pension and postretirement benefits as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158.
     Other Shareholders’ Equity Accounts
      The value of our employee stock benefit trusts increased $51 million in 2006, due to an increase in the market value of shares held in the trusts (approximately $122 million), partially offset by the issuance of shares under our stock and incentive plans (approximately $71 million).

      Accumulated other comprehensive loss increased by approximately $39 million, due to foreign currency translation, partially offset by the after-tax impact of the adoption of SFAS No. 158 (approximately $57 million). Refer to Note 6, “Pensions and Other Postretirement Benefits,” to the Consolidated Financial Statements.
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
Impact of Foreign Currency Translation:

	2006	2005	2004
(In millions)
Change in net sales	$21	$77	$207
Change in net income	2	2	8

      While there was a benefit from foreign currency translation in 2006, this benefit was lower compared to prior years. The benefit to sales in 2006 primarily reflected a benefit from currencies in Canada, Brazil, Korea and China, partially offset by a negative impact of the Euro and currencies in South Africa and Australia. The impact of foreign currency fluctuations on net income is smaller than the impact on net sales, because our products are generally sourced in the currencies in which they are sold. As a result, the impact of foreign exchange rates on sales is matched with a partially offsetting impact on reported expenses, thereby reducing the impact of foreign currency fluctuations on net income.
      Our net income for 2005 and 2004 included translation gains and losses for operations in hyperinflationary economies, which included Turkey. For accounting purposes, operations are treated as being in a hyperinflationary economy, based on the cumulative inflation rate over the past three years. Operations in hyperinflationary economies consist of our operations in the Dominican Republic, which use the U.S. dollar as the functional currency. These operations were not significant to our consolidated financial position or results of operations. In 2006, Turkey was removed from hyperinflationary status.
Analysis of Selected Financial Ratios
      We utilize certain financial ratios to assess our financial condition and operating performance, as discussed below.
     Working Capital Ratio
      Working capital (current assets minus current liabilities, excluding working capital of held-for-sale business), as a percent of net sales, decreased in 2006 primarily due to an increase in short-term debt. Working capital from continuing operations, as a percent of net sales, is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations due to our financing activities. (Refer to “Uses and Limitations of Non-GAAP Measures.”) The timing of financing activities is not necessarily related to our current operations and would tend to distort the working capital ratio from period to period. Our objective is to minimize our investment in working capital from operations by reducing this ratio, to maximize cash flow and return on investment.

Working capital from continuing operations:

	2006	2005
(In millions)
(A) Working capital (current assets minus current liabilities; excludes working capital of held-for-sale businesses)	$(43.4)	$31.0
Reconciling item:
Short-term and current portion of long-term debt	466.4	364.7

(B) Working capital from continuing operations	$423.0	$395.7

(C) Net sales	$5,575.9	$5,473.5

Working capital, as a percent of net sales(A)÷(C)	(.8)%	.6%

Working capital from continuing operations, as a percent of net sales(B)÷(C)	7.6%	7.2%

      As a percent of sales, working capital from continuing operations in 2006 weakened compared to 2005. In 2006, the change primarily reflected a decrease in cash and cash equivalents and income taxes payable. Working capital changes included the impact of currency.
     Accounts Receivable Ratio
      The average number of days sales outstanding was 58 days in 2006 and 2005, calculated using a four-quarter average accounts receivable balance divided by the average daily sales for the year.
     Inventory Ratio
      Average inventory turnover was 8.5 in 2006 compared to 8.8 in 2005, calculated using the annual cost of sales divided by a four-quarter average inventory balance. The decrease is due to higher average inventory levels, primarily to support customer service initiatives.
     Debt Ratios

		Year End

	Requirement	2006	2005

Total debt to total capital		36.5%	41.8%
Debt covenant ratios:
Total debt to earnings before other expense, interest, taxes, depreciation and amortization	Not to exceed 3.5:1.0	1.4:1.0	1.6:1.0
Earnings before other expense, interest and taxes to interest	At least 3.5:1.0	9.3:1.0	8.4:1.0
      The decrease in the total debt to total capital ratio in 2006 was due to a decrease in total debt outstanding and an increase in shareholders’ equity.
      Our various loan agreements in effect at year end require that we maintain specified ratios of consolidated debt and consolidated interest expense in relation to certain measures of income. We were in compliance with these covenants as shown in the table above.
      The fair value of our debt is estimated based on the discounted amount of the related cash flows using the current rates offered to us for debt of the same remaining maturities. At year end, the fair value of our total debt, including short-term borrowings, was $963 million in 2006 and $1.1 billion in 2005.
     Shareholders’ Equity Ratios

	2006	2005	2004

Return on average shareholders’ equity	22.5%	14.6%	19.9%
Return on average total capital	15.6	10.1	12.1

      Increases in these ratios in 2006 compared to 2005 were primarily due to higher net income. These ratios are computed using actual net income and a five-quarter average denominator for equity and total debt accounts.
Capital Resources
      Capital resources include cash flows from operations and debt financing. We maintain adequate financing arrangements at competitive rates. These financing arrangements consist of our commercial paper programs in the U.S. and Europe, committed and uncommitted bank lines of credit in the countries where we operate, callable commercial notes, and long-term debt, including medium-term notes.
     Capital from Debt
      Our total debt decreased approximately $120 million in 2006 to $968 million compared to year end 2005, reflecting payments of debt, partially offset by the impact of foreign currency translation.
      In July 2004, we entered into a revolving credit agreement with ten domestic and foreign banks for a total commitment of $525 million, expiring July 16, 2009. We use the financing available under this agreement as a commercial paper back-up facility and to finance other corporate requirements. There was no debt outstanding under this agreement as of year end 2006 and 2005.
      In addition, we have a 364-day revolving credit facility with a foreign bank to provide up to Euro 30 million ($39.6 million) in borrowings through July 31, 2007. With the approval of the bank, we may extend the revolving period and due date on an annual basis. Our intention is to negotiate an extension of this facility in 2007. Financing under this agreement is used to finance cash requirements of our European operations. As of year end 2006, $26.3 million was outstanding under this agreement.
      We had standby letters of credit outstanding of $77.1 million and $81.2 million at the end of 2006 and 2005, respectively.
      Our uncommitted lines of credit were approximately $359 million at year end 2006. Our uncommitted lines of credit do not have a commitment expiration date and may be cancelled by the banks or us at any time.
      In the fourth quarter of 2004, we filed a shelf registration statement with the SEC to permit the issuance of up to $500 million in debt and equity securities. Proceeds from the shelf offering may be used for general corporate purposes, including repaying, redeeming or repurchasing existing debt, and for working capital, capital expenditures and acquisitions. As of December 30, 2006, no securities had been issued under this registration statement.
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
Our credit ratings as of year end 2006:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service	A-2	A-	Negative
Moody’s Investors Service	P2	A3	Stable

Contractual Obligations, Commitments and Off-balance Sheet Arrangements
Contractual Obligations at Year End 2006:

	Payments Due by Period

	Total	2007	2008	2009	2010	2011	Thereafter
(In millions)
Short-term lines of credit	$255.9	$255.9	—	—	—	—	—
Long-term debt and capital leases	712.1	210.5	$50.5	$.5	$.5	$.1	$450.0
Interest on long-term debt(1)	400.1	35.6	27.3	24.6	24.6	24.6	263.4
Operating leases	201.3	50.8	41.5	27.1	18.6	15.7	47.6
Pension and postretirement benefit contributions	14.1	14.1	—	—	—	—	—

Total contractual obligations	$1,583.5	$566.9	$119.3	$52.2	$43.7	$40.4	$761.0

(1)	Interest on floating rate debt was estimated using the index rate in effect as of December 30, 2006.
      We enter into operating leases primarily for office and warehouse space and equipment for electronic data processing and transportation. The terms of our leases do not impose significant restrictions or unusual obligations, except for the facility in Mentor, Ohio as noted below. The table above includes minimum annual rental commitments on operating leases having initial or remaining non-cancelable lease terms of one year or more.
      On September 9, 2005, we completed the lease financing for a commercial facility (the “Facility”) located in Mentor, Ohio, used primarily for the new headquarters and research center for our roll materials division. The Facility consists generally of land, buildings, equipment and office furnishings. We have leased the Facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million. We do not expect the residual value of the Facility to be less than the amount guaranteed.
      We did not include purchase obligations or open purchase orders at year end 2006 in the table of contractual obligations above, because it is impracticable for us to either obtain such information or provide a reasonable estimate due to the decentralized nature of our purchasing systems.
     Investigations and Legal Proceedings
      On October 19, 2006, we were notified by the DOJ that the DOJ had decided to close its criminal investigation (initiated in April 2003) into competitive practices in the label stock industry without further action.
      On November 15, 2006, we announced that we had been notified by the EC that the EC had closed its investigation (initiated in May 2004) into the Company’s competitive activities in the label stock industry, with no action.
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
      We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in a purported class action in the U.S. seeking damages and other relief for alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices.
      We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These matters are reported in Note 8, “Contingencies,” to the Consolidated Financial Statements.

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
      During the third quarter of 2006, we recognized an additional liability of $13 million for estimated environmental remediation costs for a former operating facility, for which $2 million had been accrued in the second quarter of 2006. The amount accrued represents the lower end of the current estimated range of $15 million to $17 million for costs expected to be incurred. We considered additional information provided by outside consultants in revising our previous estimates of expected costs. This estimate could change depending on various factors such as modification of currently planned remedial actions, change in site conditions, change in the estimated time to complete remediation, change in laws and regulations affecting remediation requirements and other factors.
      Other amounts currently accrued are not significant to our consolidated financial position, and based upon current information, we believe that it is unlikely that the final resolution of these matters will significantly impact our consolidated financial position, results of operations or cash flows.
     Other
      In 2005, we contacted relevant authorities in the U.S. and reported the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of our reflectives business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of our reflectives business in China in 2005 were approximately $7 million. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. However, we expect that fines or other penalties may be incurred. While we are unable to predict the financial or operating impact of any such fines or penalties, we believe that our behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
      We and our subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. Based upon current information, we believe that the resolution of these other matters will not materially affect us.
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

      We participate in receivable financing programs, both domestically and internationally, with several financial institutions whereby we may request advances from these financial institutions. At December 30, 2006, we guaranteed approximately $22 million of these advances.
      We also guaranteed up to approximately $22 million of certain of our foreign subsidiaries’ obligations to their suppliers as of December 30, 2006.
      In connection with the L&E acquisition in 2002, we issued approximately .7 million shares at $63.08 per share. We also entered into an agreement with L&E whereby in the event the value of our common shares fell below the price of the shares that were issued to L&E (adjusted for dividends received), during the period from January 1, 2005 through December 31, 2007, L&E had the option to exercise a true-up right. Upon exercise of this true-up right, we had the option to (1) pay the difference in value to L&E, in the form of (a) cash or (b) common shares, or (2) repurchase the shares at the issued share price, adjusted for dividends paid. The true-up obligation was reduced by any shares sold by L&E to third parties. During 2005, L&E sold 44,603 shares to third parties. On October 20, 2005, L&E notified us that it was exercising its true-up right under the agreement for the remaining approximately ..7 million shares. We repurchased the remaining shares under the agreement for $41 million in the fourth quarter of 2005.
USES AND LIMITATIONS OF NON-GAAP MEASURES
      Our presented non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP measures, may make it difficult to assess the underlying performance of the Company in a single period. By excluding certain accounting effects, both positive and negative (for example, divestitures and acquisitions), from certain of our GAAP measures, management believes that it is providing meaningful supplemental information to facilitate an understanding of the Company’s “core” or “underlying” operating results. These non-GAAP measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period.
      Limitations associated with the use of our non-GAAP measures include (1) the exclusion of foreign currency translation and the impact of acquisitions and divestitures from the calculation of organic sales growth; (2) the exclusion of mandatory debt service requirements, as well as the exclusion of other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchase, acquisitions, etc.) for calculation of free cash flow; and (3) the exclusion of short-term debt from the calculation of working capital ratio from continuing operations. While some of the items the Company excludes from GAAP measures recur, these items tend to be disparate in amount and timing. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.
RELATED PARTY TRANSACTIONS
      From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.
      One of our directors, Peter W. Mullin is the chairman, chief executive officer and a director of MC Insurance Services, Inc. (“MC”), Mullin Insurance Services, Inc. (“MINC”), and PWM Insurance Services, Inc. (“PWM”), executive compensation and benefit consultants and insurance agents. Mr. Mullin is also the majority stockholder of MC, MINC and PWM (collectively referred to as the “Mullin Companies”). We paid premiums to insurance carriers for life insurance placed by the Mullin Companies in connection with several of our employee benefit plans. The Mullin Companies have advised us that they earned commissions from such insurance carriers for the placement and renewal of this insurance. Approximately 50% of these commissions were allocated to and used by MC Insurance Agency Services, LLC, and MullinTBG Insurance Agency Services (affiliates of MC) to administer benefit plans and provide benefit statements to participants under several of our employee benefit plans. The Mullin Companies own a minority interest in M Financial

Holdings, Inc. (“MFH”). Substantially all of the life insurance policies, which we placed through the Mullin Companies in 2006 and prior years, are issued by insurance carriers that participate in reinsurance agreements entered into between these insurance carriers and M Life Insurance Company (“M Life”), a wholly-owned subsidiary of MFH. Reinsurance returns earned by M Life are determined annually by the insurance carriers and can be negative or positive, depending upon the results of M Life’s aggregate reinsurance pool, which consists of the insured lives reinsured by M Life. The Mullin Companies have advised us that they participated in net reinsurance gains of M Life. None of these transactions were significant to our financial position or results of operations.
Summary of Related Party Activity:

	2006	2005	2004
(In millions)
Mullin Companies commissions on our insurance premiums	$.5	$.9	$1.1
Mr. Mullin’s direct & indirect interest in these commissions	.4	.7	.8

Mullin Companies reinsurance gains (without risk of forfeiture) ascribed by M Life to our life insurance policies	.3	.2	.2
Mr. Mullin’s direct & indirect interest in reinsurance gains (without risk of forfeiture)	.2	.1	.2

Mullin Companies reinsurance gains (subject to risk of forfeiture) ascribed by M Life to our life insurance policies	.6	1.5	—
Mr. Mullin’s direct & indirect interest in reinsurance gains (subject to risk of forfeiture)	.4	1.1	—

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
      Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that critical accounting policies include accounting for revenue recognition, sales returns and allowances, accounts receivable allowances, inventory and inventory reserves, long-lived asset impairments, pensions and postretirement benefits, income taxes, stock-based compensation, restructuring and severance costs and litigation.
Revenue Recognition
      Sales are recognized when persuasive evidence of an arrangement exists, pricing is determinable, and collection is reasonably assured. Furthermore, sales, provisions for estimated returns, and the cost of products sold are recorded at the time title transfers to customers and when the customers assume the risks and rewards of ownership. Sales terms are generally f.o.b. (free on board) shipping point or f.o.b. destination, depending upon local business customs. For most regions in which we operate, f.o.b. shipping point terms are utilized and sales are recorded at the time of shipment, because this is when title and risk of loss are transferred. In certain regions, notably in Europe, f.o.b. destination terms are generally utilized and sales are recorded when the products are delivered to the customer’s delivery site, because this is when title and risk of loss are transferred. Actual product returns are charged against estimated sales return allowances.
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
Accounts Receivable Allowances
      We are required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. No single customer represented 10% or more of our net sales or trade receivables at year end 2006 and 2005. However, our ten largest customers at year end 2006 represented approximately 18% of trade accounts receivable and consisted of six customers of our Office and Consumer Products segment, three customers of our Pressure-sensitive Materials segment and one customer of both these segments. The financial position and operations of these customers are monitored on an ongoing basis.
Inventory and Inventory Reserves
      Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-progress or finished goods. Cost is determined using methods that approximate both the first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) methods. Inventories valued using the LIFO method comprised 29% and 32% of inventories before LIFO adjustment at year end 2006 and 2005, respectively. The Company’s international operations are on the FIFO basis of inventory cost accounting. U.S. operations use both FIFO and LIFO. Our limited use of the LIFO valuation methodology reflects the tax-basis election in place at the time of previous acquisitions of businesses in the U.S.
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

Pensions and Postretirement Benefits
      In December 2006, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”:

a)	Recognition of the funded status of the Company’s defined benefit and postretirement benefit plan (with a corresponding reversal of minimum pension liability under SFAS No. 87)

b)	Recognition of the gains or losses, prior service costs or credits and transition assets or obligations remaining from the initial application of SFAS Nos. 87 and 106 as a component of accumulated other comprehensive income, net of tax

c)	Measurement of the defined benefit plan assets and obligations as of the Company’s fiscal year end

d)	Disclosure of additional information about the effects of the amortization of gains or losses, prior service costs or credits, and transition assets or obligations (remaining from the initial application of SFAS Nos. 87 and 106) on net periodic benefit cost for the next fiscal year
      Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans are evaluated by management in consultation with outside actuaries. In the event we determine that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, future pension and postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related cost.

Discount Rate
      We, in consultation with our actuaries, annually review and determine the discount rates to be used in connection with our postretirement obligations. The assumed discount rate for each pension plan reflects market rates for high quality corporate bonds currently available. In the U.S., our discount rate is determined by evaluating several yield curves consisting of large populations of high quality corporate bonds. The projected pension benefit payment streams are then matched with the bond portfolios to determine a rate that reflects the liability duration unique to our plans.

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

Healthcare Cost Trend Rate
      Our practice is to fund the cost of postretirement benefits on a cash basis. For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. This rate is expected to decrease to approximately 5% by 2011.
Income Taxes
      Deferred tax assets and liabilities reflect temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
      When establishing a valuation allowance, we consider future sources of income such as forecasted earnings, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning.

In the event we determine that we would not be able to realize our deferred tax assets in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which we make such a determination. Likewise, if later it is determined that it is more likely than not that the deferred tax assets would be realized, we would release the previously provided valuation allowance.
      We calculate current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following years. Adjustments based on filed returns are recorded when identified in the subsequent years.
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
Stock-Based Compensation
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
      Expected volatility for options granted during 2006 was based on both historical and implied volatility. Expected volatility for options granted prior to 2006 was based on historical volatility of our stock price.
      Risk-free rate was based on the average of the weekly T-Bond rate over the expected option term.
      Expected term was determined based on historical experience under our stock option plans.
      Forfeiture rate assumption was determined based on historical data of our stock option forfeitures over the last twelve years.
      Certain of the assumptions used above are based on management’s estimates. As such, if factors change and such factors require us to change our assumptions and estimates, our stock-based compensation expense could be significantly different in the future.
      We have not capitalized costs associated with stock-based compensation.
Accounting for Income Taxes for Stock-based Compensation
      We elected to use the short-cut method to calculate the historical pool of windfall tax benefits related to employee stock-based compensation awards.

Restructuring and Severance Costs
      We account for restructuring costs including severance and other costs associated with exit or disposal activities following the guidance provided in SFAS No. 112, “Accounting for Postemployment Benefits,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the U.S., we have a severance pay plan (“Pay Plan”), which provides eligible employees with severance payments in the event of an involuntary termination due to qualifying cost reduction actions. We calculate severance pay using the severance benefit formula under the Pay Plan. Accordingly, we record provisions for such amounts and other related exit costs when they are probable and estimable as set forth under SFAS No. 112. In the absence of a Pay Plan, liability for severance and other employee-related costs are recognized when the liability is incurred and follow the guidance of SFAS No. 146.
Litigation and Environmental
      We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.
RECENT ACCOUNTING REQUIREMENTS
      During 2006, we adopted several accounting and financial disclosure requirements of the Financial Accounting Standards Board (“FASB”), Emerging Issues Task Force (“EITF”) and Financial Interpretations by the staff of the FASB. The requirements with the most significant impact were the reissued SFAS No. 123(R), “Share-Based Payment,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” (Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for more information.)
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
      Certain of such risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, ability of the Company to achieve and sustain targeted cost reductions, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, loss of significant contract(s) or customer(s), legal proceedings, including the Canadian Department of Justice and Australian Competition Consumer Commission investigations into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof or of the recently concluded investigations by the DOJ and the EC (including purported class actions seeking treble damages for alleged unlawful competitive practices, and a purported class action related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation), impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.
      The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) the impact of economic conditions on underlying demand for the Company’s products; (2) the impact of competitor’s actions, including expansion in key markets, product offerings and pricing; (3) the impact of changes in raw material and energy-related costs and associated changes in selling prices; (4) potential adverse developments in legal proceedings and/or investigations regarding competitive activities, including possible fines, penalties, judgments or settlements; and (5) the ability of the Company to achieve and sustain targeted cost reductions.
      The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making such forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

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
      The estimated maximum potential one-day loss in earnings for our foreign exchange positions and contracts was approximately $.5 million at year end 2006.
Interest Rate Sensitivity
      An assumed 40 basis point move in interest rates (10% of our weighted-average interest rate on floating rate debt) affecting our variable-rate borrowings would have had an immaterial effect on our 2006 earnings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information called for by this item is contained in the Company’s 2006 Annual Report to Shareholders on pages 36 through 69 (including the Consolidated Financial Statements and the Notes thereto appearing on pages 36 through 67, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting on page 68, and the Report of Independent Registered Public Accounting Firm on page 69) and is incorporated herein by reference.

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
      Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 30, 2006. (See Management’s Report on Internal Control Over Financial Reporting on page 68 in the Company’s 2006 Annual Report to Shareholders.)
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm on page 69 in the Company’s 2006 Annual Report to Shareholders, and is incorporated herein by reference.
      Changes in Internal Control over Financial Reporting. During the third quarter of 2006, the Company implemented an upgrade to its financial reporting and consolidation system and installed new finance and accounting software for its Retail Information Services business in Asia. The Company reviewed both systems as they were being implemented, as well as the internal controls affected by the implementation. Where appropriate, the Company made changes to affected internal controls.
      During the fourth quarter of 2006, the Company outsourced certain of its shared service functions for accounts receivable, accounts payable, and general ledger accounting to a third-party service provider. As part of the transition process, the Company reviewed the related internal controls and determined that the design of the controls surrounding these processes satisfies the control objectives of the Company. Where appropriate, the Company made changes to affected internal controls. The Company also tested the operating effectiveness of the controls, and determined that they were operating effectively.
      Except for these changes, there have been no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company believes that its internal controls, as modified, were operating effectively as of December 30, 2006.

Item 9B.	OTHER INFORMATION
      None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
      The information concerning directors called for by this item is incorporated by reference from pages 2-4 and 7-8 of the 2007 Proxy Statement, filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in Part I of this report. The information concerning late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 6 of the 2007 Proxy Statement.
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

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information called for by Items 11, 12, 13 and 14 is incorporated by reference from page 5 until the end of the Audit Committee Report of the 2007 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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
      (c) Those financial statement schedules required by Regulation S-X, which are excluded from the Company’s 2006 Annual Report by Rule 14a-3(b)(1) and which are required to be filed as a financial statement schedule to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedule.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avery Dennison Corporation

By	/s/ Daniel R. O’Bryant

Daniel R. O’Bryant
Executive Vice President, Finance and
Chief Financial Officer
Dated: February 27, 2007
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	President and Chief Executive Officer, Director	February 27, 2007

/s/ Daniel R. O’Bryant Daniel R. O’Bryant	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 27, 2007

/s/ Daniel R. O’Bryant Daniel R. O’Bryant	Executive Vice President, Finance and Chief Financial Officer (Acting Principal Accounting Officer)	February 27, 2007

/s/ Peter K. Barker Peter K. Barker	Director	February 27, 2007

/s/ Rolf Börjesson Rolf Börjesson	Director	February 27, 2007

/s/ John T. Cardis John T. Cardis	Director	February 27, 2007

/s/ Richard M. Ferry Richard M. Ferry	Director	February 27, 2007

/s/ Kent Kresa Kent Kresa	Chairman, Director	February 27, 2007

/s/ Peter W. Mullin Peter W. Mullin	Director	February 27, 2007

/s/ David E. I. Pyott David E. I. Pyott	Director	February 27, 2007

Signature	Title	Date

/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 27, 2007

/s/ Julia A. Stewart Julia A. Stewart	Director	February 27, 2007

AVERY DENNISON CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULE

	Reference (page)

		Annual
	Form 10-K	Report to
Data incorporated by reference from the attached portions of the 2006 Annual	Annual Report	Shareholders
Report to Shareholders of Avery Dennison Corporation:
Consolidated Balance Sheet at December 30, 2006 and December 31, 2005	—	36
Consolidated Statement of Income for 2006, 2005 and 2004	—	37
Consolidated Statement of Shareholders’ Equity for 2006, 2005 and 2004	—	38
Consolidated Statement of Cash Flows for 2006, 2005 and 2004	—	39
Notes to Consolidated Financial Statements	—	40-67
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting	—	68
Report of Independent Registered Public Accounting Firm	—	69
      The consolidated financial statements include the accounts of majority-owned subsidiaries. Investments in certain affiliates (20 percent to 50 percent) are accounted for by the equity method of accounting. Investments representing less than 20 percent are accounted for using the cost method of accounting.
      With the exception of the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon listed in the above index, and certain information referred to in Items 1, 5 and 6, which information is included in the Company’s 2006 Annual Report to Shareholders and is incorporated herein by reference, the Company’s 2006 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors
of Avery Dennison Corporation:
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2007 appearing in the 2006 Annual Report to Shareholders of Avery Dennison Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
February 22, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

		Additions

	Balance at	Charged to			Balance
	Beginning	Costs and	From	Deductions	at End
	of Year	Expenses	Acquisitions	From Reserves	of Year
2006
Allowance for doubtful accounts	$40.2	$9.5	$—	$(13.3)	$36.4
Allowance for sales returns	21.4	23.2	—	(22.1)	22.5
Inventory reserve	54.1	19.4	—	(29.1)	44.4
Valuation allowance for deferred tax assets	53.2	(5.2)	—	19.5	67.5
2005
Allowance for doubtful accounts	$35.2	$19.0	$—	$(14.0)	$40.2
Allowance for sales returns	26.3	10.3	—	(15.2)	21.4
Inventory reserve	50.0	30.6	—	(26.5)	54.1
Valuation allowance for deferred tax assets	88.5	(15.6)	—	(19.7)	53.2
2004
Allowance for doubtful accounts	$29.5	$16.2	$.6	$(11.1)	$35.2
Allowance for sales returns	23.4	14.1	—	(11.2)	26.3
Inventory reserve	49.5	20.7	1.6	(21.8)	50.0
Valuation allowance for deferred tax assets	61.0	15.3	—	12.2	88.5

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-38905, 333-64558, 333-103204 and 333-120239) and Form S-8 (File Nos. 33-1132, 33-3645, 33-41238, 33-45376, 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 333-107371, 333-107372 and 333-109814) of Avery Dennison Corporation of our report dated February 22, 2007 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the 2006 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K for the year ended December 30, 2006. We also consent to the incorporation by reference of our report dated February 22, 2007 relating to the financial statement schedule, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
February 22, 2007

AVERY DENNISON CORPORATION
EXHIBIT INDEX
For the Year Ended December 30, 2006
INCORPORATED BY REFERENCE:

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(3.1)		Restated Certificate of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State	3	(i)	Third Quarterly report for 2002 on Form 10-Q, filed November 12, 2002

(3.2)		By-laws, as amended	3	.2.1	Current Report on Form 8-K, filed December 13, 2006

(4.1)		Rights Agreement dated as of October 23, 1997			Current Report on Form 8-K, filed October 23, 1997

(4.2)		Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “Indenture”)			Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

(4	.2.1)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes” under the Indenture	4.3		Current Report on Form 8-K, filed March 25, 1991

(4	.2.2)	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4		Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

(4	.2.3)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes” under the Indenture, as amended by the Supplemental Indenture	4.5		Current Report on Form 8-K, filed April 7, 1993

(4	.2.4)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series B” under the Indenture, as amended by the Supplemental Indenture	4.6		Current Report on Form 8-K, filed March 29, 1994

(4	.2.5)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the Indenture, as amended by the Supplemental Indenture	4.7		Current Report on Form 8-K, filed May 12, 1995

(4	.2.6)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the Indenture, as amended by the Supplemental Indenture	4.8		Current Report on Form 8-K, filed December 16, 1996

i

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(4.3)		Indenture dated July 3, 2001 between Registrant and J.P.Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee (“2001 Indenture”)	4.1		Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

(4	.3.1)	Officers’ Certificate establishing two series of Securities entitled “4.875% Notes due 2013” and “6.000% Notes due 2033,” respectively, each under the 2001 Indenture	4.2		Current Report on Form 8-K, filed January 16, 2003

(4	.3.2)	4.875% Notes Due 2013	4.3		Current Report on Form 8-K, filed January 16, 2003

(4	.3.3)	6.000% Notes Due 2033	4.4		Current Report on Form 8-K, filed January 16, 2003

(4	.3.4)	First Supplemental Indenture dated July August 9, 2004, between Registrant and J.P.Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee (“Supplemental Indenture”)	4.3		Current Report on Form 8-K, filed August 9, 2004

(4	.3.5)	Officers’ Certificate establishing Form of Notes due 2007 under the Supplemental Indenture	4.2		Current Report on Form 8-K, filed August 9, 2004

(4	.3.6)	LIBOR plus 0.23% Notes Due 2007	4.4		Current Report on Form 8-K, filed August 9, 2004

(4.4)		Indenture, dated November 4, 2004, between Registrant and J.P. Morgan Trust Company, National Association (“2004 Indenture”)	4.3		Registration Statement on Form S-3 (File No. 333-120239), filed November 5, 2004

(10.1)		Revolving Credit Agreement, dated July 16, 2004	10.1		First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10.3)		*Deferred Compensation Plan for Directors	10.3		1981 Annual Report on Form 10-K, filed February 29, 1982

(10.4)		*Non-Employee Director Compensation Summary	10.4		2005 Annual Report on Form 10-K, filed March 15, 2006

(10.5)		*Executive Medical and Dental Plan (description)	10.5		1981 Annual Report on Form 10-K, filed February 29, 1982

(10.8)		*Employment Agreement with D.A. Scarborough	10	.8.5	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10	.8.2)	*Employment Agreement with R.G. van Schoonenberg	10	.8.3	1996 Annual Report on Form 10-K, filed March 28, 1997

(10	.8.3)	*Form of Employment Agreement	10	.8.4	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10	.8.4)	*Retention Agreement with D.R. O’Bryant	10	.8.6	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10.9)		*Executive Group Life Insurance Plan	10.9		1982 Annual Report on Form 10-K, filed February 25, 1983

(10.10)		*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10		1986 Annual Report on Form 10-K, filed on February 27, 1987

(10	.10.1)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10	.10.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.11)		*Supplemental Executive Retirement Plan, amended and restated (“SERP”)	10	.11.1	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10	.11.2)	*Letter of Grant to D.A. Scarborough under SERP	10	.11.6	Current Report on Form 8-K, filed May 4, 2005

(10	.11.3)	*Letter of Grant to R.G. van Schoonenberg under SERP	99.1		Current Report on Form 8-K, filed February 2, 2005

(10	.11.4)	*Letter of Grant to D.R. O’Bryant under SERP	99.2		Current Report on Form 8-K, filed February 2, 2005

(10.12)		*Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12		1994 Annual Report on Form 10-K, filed March 30, 1995

(10.13)		*Retirement Plan for Directors, amended and restated	10	.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.15)		*Director Equity Plan, amended and restated (“Director Plan”)	10	.15.4	2002 Annual Report on Form 10-K, filed March 28, 2003

(10	.15.1)	*Form of Non-Employee Director Stock Option Agreement under Director Plan	10	.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.16)		*Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.16.1)	*Amendment No. 1 to EVDCP	10	.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.17)		*Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17		1994 Annual Report on Form 10-K, filed March 30, 1995

(10.18)		*Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan (“DVDCP”)	10.18		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.18.1)	*Amendment No. 1 to DVDCP	10	.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.18.2)	*2005 Directors Variable Deferred Compensation Plan (“2005 DVDCP”)	10	.18.2	2004 Annual Report on Form 10-K, filed March 17, 2005

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10.19)		*Stock Option and Incentive Plan, amended and restated (“Stock Option Plan”)	10	.19.6	2004 Annual Report on Form 10-K, filed March 17, 2005

(10	.19.1)	*Amendment No. 1 to Stock Option Plan	10	.19.7	Second Quarterly report for 2005 on Form 10-Q, filed August 11, 2005

(10	.19.2)	*Forms of NQSO Agreement under Stock Option Plan	10	.19.1	Current Report on Form 8-K, filed December 7, 2005

(10	.19.3)	*Form of Restricted Stock Agreement under Stock Option Plan	10	.19.8	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10	.19.4)	*Forms of Restricted Stock Unit Agreement under Stock Option Plan	10	.19.2	Current Report on Form 8-K, filed December 13, 2006

(10.27)		*Executive Long-Term Incentive Plan, amended and restated (“LTIP”)	10	.27.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.28)		*Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.28.1)	*Amendment No. 1 to EDRP	10	.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.28.2)	*Amendment No. 2 to EDRP	10	.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.29)		*Executive Leadership Compensation Plan, (“ELCP”)	10	.29.1	2004 Annual Report on Form 10-K, filed March 17, 2005

(10.30)		*Senior Executive Leadership Compensation Plan, amended and restated (“SELCP”)	10	.30.2	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.31)		*Executive Variable Deferred Retirement Plan, amended and restated (“EVDRP”)	10	.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004

(10	.31.1)	*2004 EVDRP	4.1		Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003

(10	.31.2)	* 2005 EVDRP	10	.31.2	2004 Annual Report on Form 10-K, filed March 17, 2005

(10.32)		*Benefits Restoration Plan, amended and restated (“BRP”)	10	.32.1	Current Report on Form 8-K, filed December 22, 2005

(10.33)		*Restated Trust Agreement for Employee Stock Benefit Trust	10	.33.1	1997 Annual Report on Form 10-K, filed March 26, 1998

(10	.33.1)	*Common Stock Purchase Agreement	10.2		Current Report on Form 8-K, filed October 25, 1996

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10	.33.2)	*Restated Promissory Note	10	.33.3	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.34)		*Amended and Restated Capital Accumulation Plan (“CAP”)	10.34		1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.34.1)	*Trust under CAP	4.2		Registration Statement on Form S-8 (File No. 333-38707), filed October 24, 1997

(10	.34.2)	*Amendment No. 1 to CAP	10	.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.34.3)	*Amendment No. 2 to CAP	10	.34.3	2001 Annual Report on Form 10-K, filed March 4, 2002

(99.2)		*Stock Ownership Policy	99.2		2003 Annual Report on Form 10-K, filed March 11, 2004

(1)	Unless otherwise noted, the File Number for all documents is File No. 1-7685.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).

v

SUBMITTED HEREWITH:

Exhibit No.	Item

10.4	*Non-Employee Director Compensation Summary
12	Computation of Ratio of Earnings to Fixed Changes
13	Portions of Annual Report to Shareholders for fiscal year ended December 30, 2006
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm (see page S-4)
24	Power of Attorney
31.1	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).
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