Form 10-Q
period 2007-03-31
AVERY DENNISON CORPORATION
filed 2007-05-10
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of April 27, 2007: 106,550,039

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2007 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2007	December 30, 2006

Assets
Current assets:
Cash and cash equivalents	$57.9	$58.5
Trade accounts receivable, less allowances of $53.9 and $58.9 for 2007 and 2006, respectively	912.0	910.2
Inventories, net	494.6	471.8
Deferred taxes and other current assets	212.4	214.9

Total current assets	1,676.9	1,655.4
Property, plant and equipment	2,788.8	2,775.6
Accumulated depreciation	(1,477.2)	(1,466.2)

Property, plant and equipment, net	1,311.6	1,309.4
Goodwill	718.8	715.9
Other intangibles resulting from business acquisitions, net	93.4	95.5
Other assets	529.1	517.4

	$4,329.8	$4,293.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$620.1	$466.4
Accounts payable	598.1	630.1
Other current liabilities	453.2	602.3

Total current liabilities	1,671.4	1,698.8
Long-term debt	501.6	501.6
Non-current deferred and payable income taxes and other long-term liabilities	436.5	412.7
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at March 31, 2007 and December 30, 2006; issued – 124,126,624 shares at March 31, 2007 and December 30, 2006; outstanding – 97,907,571 shares and 98,313,102 shares at March 31, 2007 and December 30, 2006, respectively	124.1	124.1
Capital in excess of par value	857.1	881.5
Retained earnings	2,179.3	2,139.9
Cost of unallocated ESOP shares	(5.7)	(5.7)
Employee stock benefit trusts, 8,612,468 shares and 8,896,474 shares at March 31, 2007 and December 30, 2006, respectively	(551.6)	(602.5)
Treasury stock at cost, 17,576,585 shares and 16,887,048 shares at March 31, 2007 and December 30, 2006, respectively	(853.9)	(806.7)
Accumulated other comprehensive loss	(29.0)	(50.1)

Total shareholders’ equity	1,720.3	1,680.5

	$4,329.8	$4,293.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 31, 2007	April 1, 2006

Net sales	$1,389.9	$1,337.2
Cost of products sold	1,025.5	982.0

Gross profit	364.4	355.2
Marketing, general and administrative expense	248.3	244.8
Interest expense	15.1	14.5
Other expense	2.1	7.6

Income from continuing operations before taxes	98.9	88.3
Taxes on income	19.7	19.4

Income from continuing operations	79.2	68.9
Loss from discontinued operations, net of tax	–	(.2)

Net income	$79.2	$68.7

Per share amounts:
Net income per common share:
Continuing operations	$.81	$.69
Discontinued operations	–	–

Net income per common share	$.81	$.69

Net income per common share, assuming dilution:
Continuing operations	$.80	$.69
Discontinued operations	–	–

Net income per common share, assuming dilution	$.80	$.69

Dividends	$.40	$.39

Average shares outstanding:
Common shares	98.0	99.8
Common shares, assuming dilution	98.8	100.1

Common shares outstanding at period end	97.9	99.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006

Operating Activities
Net income	$79.2	$68.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38.5	39.0
Amortization	10.0	10.7
Deferred taxes	(.1)	.1
Asset impairment and net loss (gain) on sale of assets	2.3	1.2
Stock-based compensation	5.1	8.1
Other non-cash items, net	(2.5)	(4.5)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(120.6)	(101.6)

Net cash provided by operating activities	11.9	21.7

Investing Activities
Purchase of property, plant and equipment	(56.4)	(51.5)
Purchase of software and other deferred charges	(15.0)	(8.8)
Proceeds from sale of assets	1.7	.9
Proceeds from sale of business	–	4.3
Other	–	(1.0)

Net cash used in investing activities	(69.7)	(56.1)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	139.1	8.5
Payments of debt (maturities longer than 90 days)	(.1)	(1.1)
Dividends paid	(42.7)	(42.8)
Purchase of treasury stock	(58.4)	–
Proceeds from exercise of stock options, net	15.5	5.8
Other	3.9	4.0

Net cash provided by (used in) financing activities	57.3	(25.6)

Effect of foreign currency translation on cash balances	(.1)	.6

Decrease in cash and cash equivalents	(.6)	(59.4)
Cash and cash equivalents, beginning of period	58.5	98.5

Cash and cash equivalents, end of period	$57.9	$39.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
The accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Avery Dennison Corporation’s (the “Company”) interim results. In management's opinion, the unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s 2006 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K.
The first three months of 2007 and 2006 consisted of thirteen-week periods ending March 31, 2007 and April 1, 2006, respectively. The interim results of operations are not necessarily indicative of future financial results.
Note 2. Discontinued Operations
In 2006, the Company completed the sale of its raised reflective pavement markers business, which was announced in December 2005. The results for this business were accounted for as discontinued operations in the consolidated financial statements for the years presented herein. The divestiture resulted in a full-year 2006 tax benefit ($14.9 million) due to capital losses arising from the sale of the business and a gain on sale of $1.3 million reported in the second quarter of 2006. This business was previously included in the Pressure-sensitive Materials segment.
Summarized, combined statement of income for discontinued operations:

Three Months Ended
(In millions)	April 1, 2006

Net sales	$3.7

Loss before taxes	$(.3)
Tax benefit	(.1)

Loss from discontinued operations, net of tax	$(.2)

Note 3. Accounts Receivable
The Company recorded expenses related to the allowances for trade accounts receivable of $1.2 million and $8.1 million for the three months ended March 31, 2007 and April 1, 2006, respectively. The Company records these allowances based on estimates related to the following factors:
•	Customer specific allowances

•	Amounts based upon an aging schedule

•	An estimated amount, based on the Company’s historical experience
Note 4. Inventories
Inventories consisted of:

(In millions)	March 31, 2007	December 30, 2006

Raw materials	$163.0	$157.6
Work-in-progress	131.8	118.4
Finished goods	224.8	220.9

Inventories at lower of FIFO cost or market (approximates replacement cost)	519.6	496.9
Less LIFO adjustment	(25.0)	(25.1)

Inventory, net (on blended FIFO and LIFO basis)	$494.6	$471.8

Note 5. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill from continuing operations for the periods shown, by reportable segment, are as follows:

Avery Dennison Corporation

				Other
	Pressure-	Office and	Retail	specialty
	sensitive	Consumer	Information	converting
(In millions)	Materials	Products	Services	businesses	Total

Balance as of December 31, 2005	$313.6	$157.9	$201.3	$.3	$673.1
Transfer of business (1)	–	–	(3.1)	3.1	–
Goodwill acquired during the period	–	–	–	10.4	10.4
Acquisition adjustments (2)	–	–	.3	–	.3
Translation adjustments	18.8	11.2	2.0	.1	32.1

Balance as of December 30, 2006	332.4	169.1	200.5	13.9	715.9
Acquisition adjustments (3)	–	–	(.5)	–	(.5)
Translation adjustments	2.3	.9	.2	–	3.4

Balance as of March 31, 2007	$334.7	$170.0	$200.2	$13.9	$718.8

(1)	Transfer of business refers to the transfer of the business media division from Retail Information Services to other specialty converting businesses to align with a change in the Company’s internal reporting structure.

(2)	Acquisition adjustments in 2006 consisted of purchase price allocation of a small acquisition in 2005.

(3)	Acquisition adjustments in 2007 consisted of a tax adjustment associated with RVL Packaging, Inc.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at March 31, 2007 and December 30, 2006, which continue to be amortized:

	March 31, 2007			December 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$93.6	$26.4	$67.2	$93.0	$25.1	$67.9
Trade names and trademarks	43.5	34.9	8.6	43.2	33.6	9.6
Patented and other acquired technology	28.3	11.3	17.0	28.3	11.0	17.3
Other intangibles	4.8	4.2	.6	4.8	4.1	.7

Total	$170.2	$76.8	$93.4	$169.3	$73.8	$95.5

Amortization expense on other intangible assets resulting from business acquisitions was $2.5 million and $2.6 million for the three months ended March 31, 2007 and April 1, 2006, respectively. The weighted-average amortization periods from the date of acquisition for intangible assets resulting from business acquisitions are twenty-two years for customer relationships, twelve years for trade names and trademarks, eighteen years for patented and other acquired technology, six years for other intangibles and eighteen years in total. As of March 31, 2007, the weighted-average remaining useful life of acquired intangible assets are sixteen years for customer relationships, six years for trade names and trademarks, eleven years for patented and other acquired technology, two years for other intangibles and twelve years in total. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year and each of the next four fiscal years is expected to be approximately $8 million, $7 million, $7 million, $6 million and $6 million, respectively.
Note 6. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits				Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	March 31, 2007		April 1, 2006		March 31, 2007	April 1, 2006
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	U.S.

Components of net periodic benefit cost:
Service cost	$5.4	$3.3	$4.9	$3.2	$.3	$.3
Interest cost	8.0	5.8	7.2	4.6	.4	.5
Expected return on plan assets	(12.2)	(5.9)	(11.7)	(4.7)	–	–
Recognized net actuarial loss (gain)	1.9	2.0	1.9	1.6	.4	.4
Amortization of prior service cost	.5	.2	.5	.1	(.5)	(.5)
Amortization of transition obligation or asset	–	(.3)	–	(.3)	–	–

Net periodic benefit cost	$3.6	$5.1	$2.8	$4.5	$.6	$.7

Avery Dennison Corporation
The Company contributed $.6 million to its U.S. pension plans during the three months ended March 31, 2007. The Company expects to contribute an additional $2 million to its U.S. pension plans for the remainder of 2007. Additionally, the Company contributed $.6 million to its postretirement health benefit plans during the three months ended March 31, 2007. For the remainder of 2007, the Company expects to contribute an additional $2.6 million to its postretirement health benefit plans.
The Company contributed $7.6 million to its international pension plans during the three months ended March 31, 2007. For the remainder of 2007, the Company expects to contribute an additional $5 million to its international pension plans.
Note 7. Research and Development
Research and development expense for the three months ended March 31, 2007 and April 1, 2006 was $22.2 million and $21.7 million, respectively.
Note 8. Stock-Based Compensation
During the three months ended March 31, 2007 and April 1, 2006, net income included pretax stock-based compensation expense related to stock options, restricted stock units (“RSUs”) and restricted stock of $5.1 million and $8.1 million, respectively. This expense was included in “Marketing, general and administrative expense” and was recorded in corporate expense and the Company’s operating segments, as appropriate.
As of March 31, 2007, the Company has approximately $42 million of unrecognized compensation cost related to unvested stock options, RSUs and restricted stock under the Company’s plans. This cost is expected to be recognized over the remaining weighted-average requisite service period of approximately 4 years for stock options, approximately 2 years for RSUs and 4 years for restricted stock.
Note 9. Cost Reduction Actions
Severance charges recorded under the restructuring actions below are included in “Other current liabilities,” in the Condensed Consolidated Balance Sheet. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. Charges below are included in “Other expense,” in the Consolidated Statement of Income.
First Quarter 2007
In the first quarter of 2007, the Company recorded a pretax charge of $2.1 million related to severance and related costs resulting in the elimination of approximately 75 positions in the Pressure-sensitive Materials and Office and Consumer Product businesses. At March 31, 2007, approximately 55 employees impacted by these actions remain with the Company and are expected to leave during 2007.

	Pressure-	Office and
	sensitive	Consumer
	Materials	Products
(In millions)	Segment	Segment	Total

Severance and other employee costs
Beginning balance	$1.5	$.6	$2.1
Payments	(.4)	–	(.4)

Balance at March 31, 2007	$1.1	$.6	$1.7

2006
During the first three quarters of 2006, the Company continued its cost reduction efforts that were initiated in late 2005, resulting in a further headcount reduction of 410 employees, as well as the impairment of certain assets. In the fourth quarter of 2006, the Company initiated new cost reduction actions, resulting in the elimination of approximately 180 positions and the impairment of certain assets. At March 31, 2007, approximately 135 employees impacted by these actions remain with the Company, of which 130 employees related to the actions initiated in the fourth quarter of 2006. All remaining employees impacted by these actions are expected to leave in 2007. Pretax charges related to these actions totaled $29.3 million, including severance and related costs of $21.1 million, impairment of fixed assets and buildings of $6.9 million and lease cancellation charges of $1.3 million. The table below details the accruals and payments related to these actions:

Avery Dennison Corporation

	Pressure-	Office and	Retail	Other
	sensitive	Consumer	Information	specialty
	Materials	Products	Services	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Severance and other employee costs
Accrual at April 1, 2006	$2.6	$.8	$2.0	$–	$–	$5.4
Accrual at July 1, 2006	2.0	–	2.0	.7	–	4.7
Accrual at September 30, 2006	.8	–	3.6	.1	–	4.5
Accrual at December 30, 2006	1.9	1.5	1.8	1.3	–	6.5

Total accruals for 2006 actions	7.3	2.3	9.4	2.1	–	21.1
2006 payments	(4.5)	(.8)	(5.3)	(1.4)	–	(12.0)
2007 payments	(.8)	–	(.7)	(.1)	–	(1.6)

Balance at March 31, 2007	$2.0	$1.5	$3.4	$.6	$–	$7.5

Asset Impairments
Buildings	$.6	$–	$–	$–	$1.3	$1.9
Machinery and equipment	1.7	.7	.5	1.6	.5	5.0
Other
Lease cancellations	–	–	1.3	–	–	1.3

	$2.3	$.7	$1.8	$1.6	$1.8	$8.2

Note 10. Financial Instruments and Foreign Currency
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
During the three months ended March 31, 2007, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness was a net loss of $3 million and $1.3 million during the three months ended March 31, 2007 and April 1, 2006, respectively. The effect of the settlement of currency hedges included in this reclassification is offset by the currency impact of the underlying hedged activity. A net loss of approximately $5.5 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) had minimal impact on the Company’s net income for the three months ended March 31, 2007 and had a positive impact of $.8 million on net income during the three months ended April 1, 2006. These results do not include the impact of translation of foreign currencies on the Company’s financial statements for periods reported or related changes in foreign currency exchange rates.
In the first three months of 2007 and 2006, no translation gains or losses for hyperinflationary economies were recognized in net income. In 2007, the Company had no operations in hyperinflationary economies. In 2006, the only hyperinflationary economy in which the Company operated was in the Dominican Republic, in which the Company uses the U.S. dollar as the functional currency.
Note 11. Taxes Based on Income
The effective tax rate from continuing operations was 19.9% for the first three months of 2007, compared to 22% for the first three months of 2006. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts. The effective tax rate for the first three months of 2007 includes the net benefit of $2.8 million from discrete events, including the release of tax contingencies, partially offset by the accrual of certain valuation allowances.
At the beginning of the first quarter of 2007 (December 31, 2006), the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Upon adoption of FIN 48,

Avery Dennison Corporation
the Company recognized a decrease of $2.9 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $38.2 million. Included in this balance are $26.7 million of unrecognized tax benefits, which if recognized, would reduce the annual effective income tax rate. The remaining balance of $11.5 million relates to items that are temporary in nature, which if recognized, would not impact the annual effective tax rate.
The Company recognizes potential accrued interest and penalties, if applicable, related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $2.1 million of interest and penalties, which is included as a component of the $38.2 million unrecognized tax benefit noted above. For the first three months of 2007, the Company accrued $.3 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to unrecognized tax benefits, amounts accrued will be reduced and reflected as a reduction of the effective income tax rate.
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
With some exceptions, the Company and its subsidiaries are no longer subject to U.S. state and local or non-U.S. income tax examinations by tax authorities for years prior to 2003. As of March 31, 2007, the Company had concluded audits of U.S. consolidated federal income tax returns for the years up to, and including, 2004. The 2005 U.S. federal income tax audit was concluded after March 31, 2007. For the 2006 and 2007 tax years, the Company is participating in the Compliance Assurance Process (“CAP”) with the Internal Revenue Service (“IRS”) under which the Company is audited prior to the filing of the tax return. The objective of CAP is to reduce taxpayer burden and uncertainty while allowing the IRS the opportunity to review the tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
The Company does not anticipate a significant change to the total amount of unrecognized tax benefits during the next 12 months.
Note 12. Net Income Per Share
Net income per common share amounts were computed as follows:

	Three Months Ended
(In millions, except per share amounts)	March 31, 2007	April 1, 2006

(A) Income from continuing operations	$79.2	$68.9
(B) Loss from discontinued operations	–	(.2)

(C) Net income available to common shareholders	$79.2	$68.7

(D) Weighted-average number of common shares outstanding	98.0	99.8
Dilutive shares (additional common shares issuable under employee stock options, RSUs and restricted stock)	.8	.3

(E) Weighted-average number of common shares outstanding, assuming dilution	98.8	100.1

Income from continuing operations per common share (A) ÷ (D)	$.81	$.69
Loss from discontinued operations per common share (B) ÷ (D)	–	–

Net income per common share (C) ÷ (D)	$.81	$.69

Income from continuing operations per common share, assuming dilution (A) ÷ (E)	$.80	$.69
Loss from discontinued operations per common share, assuming dilution (B) ÷ (E)	–	–

Net income per common share, assuming dilution (C) ÷ (E)	$.80	$.69

Certain employee stock options, RSUs and shares of restricted stock were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock options, RSUs and shares of restricted stock excluded from the computation totaled 2.9 million for the three months ended March 31, 2007, and 5.8 million for the three months ended April 1, 2006.

Avery Dennison Corporation
Note 13. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, the amortization of net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $100.3 million for the three months ended March 31, 2007, and $77.2 million for the three months ended April 1, 2006.
The components of accumulated other comprehensive loss (net of tax, except for foreign currency translation) at the end of the following periods were as follows:

(In millions)	March 31, 2007	December 30, 2006

Foreign currency translation adjustment	$150.8	$137.6
Net actuarial loss, prior service cost and net transition assets less amortization	(167.8)	(170.8)
Effect of the change in measurement date	–	.1
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(12.0)	(17.0)

Total accumulated other comprehensive loss	$(29.0)	$(50.1)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, was as follows:

(In millions)	March 31, 2007

Beginning accumulated derivative loss	$(17.0)
Net loss reclassified to earnings	3.0
Net change in the revaluation of hedging transactions	2.0

Ending accumulated derivative loss	$(12.0)

Note 14. Commitments and Contingencies
Pending Acquisition of Paxar Corporation
In March 2007, the Company announced that the Board of Directors and the board of directors of Paxar Corporation (“Paxar”) approved a definitive agreement for the Company to acquire all outstanding shares of Paxar for $30.50 per share in a cash transaction valued at approximately $1.34 billion. The transaction, which will be financed through debt issuance with JP Morgan Chase Bank, N.A., is expected to enhance the Company’s ability to compete and grow in the global retail information and brand identification market. In April 2007, the U.S. government’s pre-merger anti-trust review of this pending acquisition was concluded positively. This transaction is expected to close in the second or third quarter of 2007, subject to approval by Paxar shareholders and clearance from regulatory agencies outside the U.S. In the event certain conditions in the agreement are not met and this transaction does not close, the Company may be obligated to pay Paxar a $50 million termination fee.
Industry Investigations
On October 19, 2006, the U.S. Department of Justice notified the Company that the U.S. Department of Justice had decided to close its criminal investigation (initiated in April 2003) into competitive practices in the label stock industry without further action, as described below.
On November 15, 2006, the Company announced that it had been notified that the European Commission (“EC”) had closed its investigation (initiated in May 2004) into the Company’s competitive activities in the label stock industry with no action, as described below.
On April 14, 2003, the Company announced that it had been notified that the U.S. Department of Justice (“DOJ”) had initiated a criminal investigation into competitive practices in the label stock industry. The Company cooperated with the now closed investigation.
On April 15, 2003, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of Illinois (“DOJ Merger Complaint”) seeking to enjoin the proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”). The DOJ Merger Complaint included references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The DOJ Merger Complaint asserted that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.” On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement.

Avery Dennison Corporation
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. The Company intends to defend these matters vigorously.
On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (then CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the court appointed a lead plaintiff, approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. On January 12, 2007, following the DOJ’s closing of its investigation, the plaintiffs filed a notice of voluntary dismissal of the case without prejudice. On January 17, 2007, the Court entered an order dismissing the case.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. The Company intends to defend these matters vigorously.
On May 25, 2004, officials from the European Commission (“EC”), assisted by officials from national competition authorities, launched unannounced inspections of and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany. The investigation apparently sought evidence of unlawful anticompetitive activities affecting the European paper and forestry products sector, including the label stock market. The Company cooperated with the now closed investigation.
On July 9, 2004, the Competition Law Division of the Department of Justice of Canada notified the Company that it was seeking information from the Company in connection with a label stock investigation. The Company is cooperating with the investigation.
On May 18, 2005, Ronald E. Dancer filed a purported class action in the United States District Court for the Central District of California against the Company, Mr. Neal, Karyn Rodriguez (VP and Treasurer) and James Bochinski (then VP, Compensation and Benefits), for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act to the Company’s Employee Savings Plan and Plan participants. The plaintiff alleges, among other things, that permitting investment in and retention of Company Common Stock under the Plan was imprudent because of alleged anticompetitive activities by the Company, and that failure to disclose such activities to the Plan and participants was unlawful. Plaintiff seeks an order compelling defendants to compensate the Plan for any losses and other relief. The court approved the parties’ stipulation to stay the matter pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The Company intends to defend this matter vigorously.
On August 18, 2005, the Australian Competition and Consumer Commission notified two of the Company’s subsidiaries, Avery Dennison Material Pty Limited and Avery Dennison Australia Pty Ltd, that it was seeking information in connection with a label stock investigation. The Company is cooperating with the investigation.
On October 19, 2006, the DOJ notified the Company that the DOJ decided to close its criminal investigation into competitive practices in the label stock industry without further action.

Avery Dennison Corporation
On November 15, 2006, the Company announced that it had been notified that the EC had closed its investigation into the Company’s competitive activities in the label stock industry with no action.
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
Product warranty liabilities were as follows:

(In millions)	March 31, 2007	December 30, 2006

Balance at beginning of year	$1.9	$2.5
Accruals for warranties issued	.2	.7
Payments	–	(1.3)

Balance at end of period	$2.1	$1.9

Other
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

Avery Dennison Corporation
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At March 31, 2007, the Company had guaranteed approximately $15 million.
As of March 31, 2007, the Company guaranteed up to approximately $23 million of certain foreign subsidiaries’ obligations to their suppliers.
On September 9, 2005, the Company completed the lease financing for a commercial facility (the “Facility”) located in Mentor, Ohio, used primarily for the new headquarters and research center for the Company’s roll materials division. The Facility consists generally of land, buildings, equipment and office furnishings. The Company leased the Facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million. The Company does not expect the residual value of the Facility to be less than the amount guaranteed.
Note 15. Segment Information
While the Company’s primary segment structure remained the same as reported in the prior year, in the second quarter of 2006, the Company transferred its business media division out of the Retail Information Services segment and into other specialty converting businesses, to align with its change in reporting structure. Previous results included herein have been reclassified for comparability to the current year.
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006 (2)

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$860.0	$787.2
Office and Consumer Products	214.4	239.9
Retail Information Services	156.3	153.8
Other specialty converting businesses	159.2	156.3

Net sales to unaffiliated customers	$1,389.9	$1,337.2

Intersegment sales:
Pressure-sensitive Materials	$35.0	$38.5
Office and Consumer Products	.5	.5
Retail Information Services	.5	.7
Other specialty converting businesses	3.9	3.0
Eliminations	(39.9)	(42.7)

Intersegment sales	$–	$–

Income from continuing operations before taxes: (1)
Pressure-sensitive Materials	$81.9	$65.9
Office and Consumer Products	26.5	35.8
Retail Information Services	7.2	7.6
Other specialty converting businesses	10.9	6.2
Corporate expense	(12.5)	(12.7)
Interest expense	(15.1)	(14.5)

Income from continuing operations before taxes	$98.9	$88.3

(1)	Operating income for the first three months of 2007 includes restructuring costs of $2.1 related to severance and related employee costs. Of the total $2.1, the Pressure-sensitive Materials segment recorded $1.5 and the Office and Consumer Products segment recorded $.6.

Avery Dennison Corporation

Operating income for the first three months of 2006 includes restructuring costs of $7.6, consisting of $7.2 related to severance and other related employee costs and asset impairment charges, and $.4 for costs related to a patent lawsuit. Of the total $7.6, the Pressure-sensitive Materials segment recorded $4, the Office and Consumer Products segment recorded $.8, the Retail Information Services segment recorded $2.3 and Corporate recorded $.5.

See Note 9, “Cost Reduction Actions,” for further information.

(2)	Certain prior year amounts have been reclassified to conform with the 2007 financial statement presentation.
Note 16. Recent Accounting Requirements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115 (February 2007).” This Statement details the disclosures required for items measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this Statement when applicable. The Company is currently evaluating the impact of this Statement on the results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this Statement when applicable. The Company is currently evaluating the impact of this Statement on the results of operations and financial position.
In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting and directs that entities shall apply the same method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in this FSP is effective for fiscal years beginning after December 15, 2006. The adoption of this guidance has not had a significant impact on the results of operations and financial position.
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted this Interpretation in 2007. Upon adoption of FIN 48, the Company recognized a decrease of $2.9 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the beginning balance of retained earnings. See Note 11, “Taxes on Income,” for further discussion.
In March 2006, the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” was published. The scope of this Issue includes any tax assessed by a government authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. The consensuses of this Issue should be applied for interim and annual reporting periods beginning after December 15, 2006. The adoption of this Issue has not had a significant impact on the Company’s results of operations because the Company generally does not recognize taxes collected from customers and remitted to governmental authorities in the Company’s results of operations.

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Definition of Terms	16
•	Overview and Outlook	16
•	Analysis of Results of Operations for the First Quarter	19
•	Results of Operations by Segment for the First Quarter	21
•	Financial Condition	22
•	Use and Limitations of Non-GAAP Measures	27
•	Recent Accounting Requirements	27
•	Safe Harbor Statement	28
DEFINITION OF TERMS
Our discussion of financial results includes several non-GAAP measures to provide additional information concerning Avery Dennison Corporation’s (“the Company’s”) performance. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, GAAP financial measures. These non-GAAP financial measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP. Refer to “Use and Limitations of Non-GAAP Measures.”
We use the following terms:
•	Organic sales growth refers to the change in sales excluding the estimated impact of currency translation, acquisitions and divestitures;

•	Core unit volume refers to a measure of sales performance that excludes the estimated impact of currency translation, acquisitions and divestitures, as well as changes in product mix and pricing;

•	Segment operating income refers to income before interest and taxes;

•	Free cash flow refers to cash flow from operations, less payments for capital expenditures, software and other deferred charges; and

•	Operational working capital refers to trade accounts receivable and inventories, net of accounts payable.
While our primary segment structure remained the same as reported in the prior year, in the second quarter of 2006, we transferred our business media division from the Retail Information Services segment into other specialty converting businesses, to align with a change in our internal reporting structure. Prior year amounts included herein have been reclassified to conform to the current year presentation.
As a result of the sale of our raised reflective pavement marker business during 2006 (discussed below in “Divestitures”), the discussions which follow generally reflect summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales from continuing operations in the first three months of 2007 increased 4% compared to the same period in 2006, reflecting the factors summarized in the following table.

	Three Months Ended
Estimated change in sales due to:	March 31, 2007	April 1, 2006

Core unit volume	2%	2%
Pricing and product mix	–	1

Organic sales growth (1)	1%	3%
Foreign currency translation	4	(3)
Divestitures, net of acquisitions	(1)	<(1)

Reported sales growth (1)	4%	<(1)%

(1)	Totals may not sum due to rounding

Avery Dennison Corporation
Organic sales growth in the first quarter of 2007 reflected growth in the Pressure-sensitive Materials segment and other specialty converting businesses. Growth in these businesses was driven by expansion of international markets, partially offset by sales decreases in our Pressure-sensitive Materials segment in North America, which reflected slow market conditions for that region during the quarter. The growth in Pressure-sensitive Materials and other specialty converting businesses was partially offset by weaker results for the Office and Consumer Products and Retail Information Services segments. In our Office and Consumer Products segment, sales declined on an organic basis due to a volume shift to the fourth quarter of 2006 in advance of 2007 selling price increases for certain product lines, customer inventory reductions (unrelated to the 2006 volume shift) and other factors. In our Retail Information Services segment, sales declined on an organic basis, reflecting lower sales in the woven label and fastener product lines.
Net Income
Net income increased $10 million in the first quarter of 2007 compared to the same period in 2006.
Positive factors affecting the change in net income included:
•	Higher net sales

•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Reduced restructuring and asset impairment charges in 2007 compared to 2006

•	Lower stock-based compensation expense

•	Benefit of a lower effective tax rate on continuing operations
Negative factors affecting the change in net income included:
•	Transition costs associated with restructuring actions

•	Higher costs in Retail Information Services due to increased investment in information technology and employee costs in Asia
Cost Reduction Actions
During late 2005 and 2006, we implemented cost reduction actions that have improved our global operating efficiencies and are expected to yield annualized pretax savings of over $90 million. We estimate that approximately $50 million of these savings (net of transition costs) were achieved in 2006, while the balance is expected to benefit 2007. We are reinvesting some of the savings in future growth opportunities. We incurred transition costs related to these actions during the first three months of 2007. We are undertaking additional restructuring actions in 2007, for which we will incur transition costs throughout the year. We expect to achieve savings from these actions during the second half of the year; however, for the full year, these savings are expected to be offset by related transition costs.
See also Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
The effective tax rate was 19.9% for the first three months of 2007 compared with 22% for the same period in 2006, and 17.2% for the full year of 2006. The effective tax rate for the first three months of 2007 includes the net benefit of $2.8 million from discrete events, including the release of tax contingencies, partially offset by the accrual of certain valuation allowances.
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

Avery Dennison Corporation

	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006

Net cash provided by operating activities	$11.9	$21.7
Purchase of property, plant and equipment	(56.4)	(51.5)
Purchase of software and other deferred charges	(15.0)	(8.8)

Free cash flow	$(59.5)	$(38.6)

See “Analysis of Results of Operations” and “Liquidity” below for more information.
Divestitures
The divestiture of our raised reflective pavement marker business was completed during the second quarter of 2006 and resulted in a tax benefit due to capital losses arising from the sale of the business. The results of this business have been accounted for as discontinued operations for the years presented herein. This business was previously included in the Pressure-sensitive Materials segment.
The divestitures of two product lines were completed in the first quarter of 2006. The first product line, which was included in the Office and Consumer Products segment, had sales of approximately $9 million in the first three months of 2006, with minimal impact to income from operations. The second product line, which was included in other specialty converting businesses, had sales of approximately $2 million in 2006, with minimal impact to income from operations.
Investigations
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
We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These matters are reported in Note 14, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings,” and Item 1A, “Risk Factors,” which are incorporated herein by reference.
Outlook
In March 2007, we announced that our Board of Directors and the board of directors of Paxar Corporation (“Paxar”) approved a definitive agreement for Avery Dennison to acquire all outstanding shares of Paxar for $30.50 per share in a cash transaction valued at approximately $1.34 billion. The transaction is expected to enhance our ability to compete and grow in the fragmented, expanding global retail information and brand identification market. In April 2007, the U.S. government’s pre-merger anti-trust review of our pending acquisition of Paxar was concluded positively, however, we are still waiting for clearance from regulatory agencies outside the U.S. We expect that the merger of the two companies will allow us to realize significant cost synergies, as well as to grow faster by investing more in product innovation and improving customer service. We expect to increase our debt service requirements to fund this pending transaction. We have not changed our financial outlook for 2007 to include the impact of the pending acquisition, due to the uncertainty of timing and ongoing planning related to the post-merger integration of the two companies.
In 2007, we expect low to mid single-digit revenue growth, including a positive effect from foreign currency translation. Our revenue expectations are subject to changes in economic and market conditions.

Avery Dennison Corporation
We anticipate continued benefit from our productivity improvement initiatives. In particular, we estimate that our restructuring and business realignment efforts will reduce costs by over $40 million compared to 2006. However, we plan to reinvest some of the savings from these productivity improvements in growth initiatives and investments in information technology.
We estimate that interest expense will be approximately even with 2006, subject to changes in average debt outstanding.
We expect that total restructuring and asset impairment charges in 2007 will be lower than the charges taken in 2006.
We anticipate an increase in our annual effective tax rate for 2007, subject to changes in tax laws and the geographic mix of income, with potentially wide variances from quarter to quarter.
Reflecting these assumptions, we expect an increase in annual earnings and free cash flow in comparison with 2006. Additionally, the effect of the shares repurchased in late 2006 and early 2007 will benefit earnings per share in 2007.
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
As noted above, we have not updated the financial outlook for the year to reflect the pending acquisition of Paxar.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER
Income from Continuing Operations Before Taxes

(In millions)	2007	2006

Net sales	$1,389.9	$1,337.2
Cost of products sold	1,025.5	982.0

Gross profit	364.4	355.2
Marketing, general and administrative expense	248.3	244.8
Interest expense	15.1	14.5
Other expense	2.1	7.6

Income from continuing operations before taxes	$98.9	$88.3

As a Percent of Sales:
Gross profit (margin)	26.2%	26.6%
Marketing, general and administrative expense	17.9	18.3
Income from continuing operations before taxes	7.1	6.6

Sales
Sales increased approximately 4% in the first three months of 2007 compared to the same period in the prior year. Organic sales growth was approximately 1% in the first three months of 2007 compared to 3% in the first three months of 2006. Organic sales growth in 2007 reflected increased sales in our Pressure-sensitive Materials segment and other specialty converting businesses, due to strong international demand in Europe, Asia and Latin America. This growth was partially offset by weakness in our Pressure-sensitive Materials segment in North America, which reflected slow market conditions during the quarter, and the prior year loss of market share following our implementation of selling price increases in 2005 and early 2006 (which was largely offset by some share gain during the second half of 2006).
The growth in Pressure-sensitive Materials was offset by organic sales declines in our Office and Consumer Products and Retail Information Services segments. On an organic basis, the sales decline in our Office and Consumer Products segment was due to a volume shift to the fourth quarter of 2006 in advance of 2007 selling price increases for certain product lines (an estimated $12 million), customer inventory reductions (unrelated to the 2006 volume shift) and other factors. On an organic basis, the sales decline in our Retail Information Services segment reflected lower sales in the woven label and fastener product lines (approximately $6 million).
Foreign currency translation had a favorable impact on the change in sales of approximately $46 million in the first three months of 2007 compared to an unfavorable impact of approximately $35 million in the same period in 2006.
Product line divestitures, net of incremental sales from acquisitions, had a negative impact of approximately $11 million and $5 million in the first three months of 2007 and 2006, respectively.

Avery Dennison Corporation
Gross Profit
Gross profit margin for the first three months of 2007 declined compared to the same period last year, as benefits from the restructuring actions and other productivity improvements were more than offset by unfavorable segment mix (segments with lower gross profit margin representing a higher percentage of total sales) and transition costs associated with new productivity improvement actions.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in the first three months of 2007 compared to the same period last year reflected the impact of foreign currency translation (approximately $7 million), investments in information technology (approximately $2 million) and transition costs associated with restructuring actions (approximately $2 million), partially offset by savings from restructuring actions and lower stock-based compensation expense (approximately $3 million).
Other Expense

(In millions, pretax)	2007	2006

Restructuring costs	$2.1	$5.4
Asset impairment	–	1.8
Other	–	.4

Other expense	$2.1	$7.6

In the first quarter of 2007, “Other expense” consisted of charges for severance and other employee-related costs resulting in a reduction in headcount of approximately 75 positions in the Pressure-sensitive Materials and Office and Consumer Products segments.
In the first quarter of 2006, “Other expense” consisted of charges for restructuring, including severance and other employee-related costs, as well as asset impairment costs and costs related to a patent lawsuit. Restructuring actions included a reduction in headcount of approximately 100 positions, which impacted all of our segments. These charges were part of the cost reduction efforts begun in late 2005 which have improved our global operating efficiencies.
Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2007	2006

Income from continuing operations before taxes	$98.9	$88.3
Taxes on income	19.7	19.4

Income from continuing operations	79.2	68.9
Loss from discontinued operations, net of tax	–	(.2)

Net income	$79.2	$68.7

Net income per common share	$.81	$.69

Net income per common share, assuming dilution	$.80	$.69

Net income as a percent of sales	5.7%	5.1%

Percent change in:
Net income	15.3%	19.1%
Net income per common share	17.4	19.0
Net income per common share, assuming dilution	15.9	21.1

Taxes on Income
Our effective tax rate from continuing operations for the first three months of 2007 was 19.9% compared with 22% for the same period in 2006, and 17.2% for the full year of 2006. The effective tax rate for the first three months of 2007 includes the net benefit of $2.8 million from discrete events, including the release of tax contingencies, partially offset by the accrual of certain valuation allowances.
Loss from Discontinued Operations
Loss from discontinued operations reflects net sales of our divested raised reflective pavement marker business, which was approximately $4 million for the first three months of 2006. The divestiture resulted in a full-year 2006 tax benefit ($14.9 million) due to capital losses arising from the sale of the business and a gain on sale of $1.3 million reported in the second quarter of 2006. Refer to Note 2, “Discontinued Operations,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY SEGMENT FOR THE FIRST QUARTER
Pressure-sensitive Materials Segment

(In millions)	2007	2006

Net sales including intersegment sales	$895.0	$825.7
Less intersegment sales	(35.0)	(38.5)

Net sales	$860.0	$787.2
Operating income (1)	81.9	65.9

(1) Includes restructuring, asset impairment charges, and costs related to a patent lawsuit	$1.5	$4.0

Net Sales
Sales in our Pressure-sensitive Materials segment increased 9% in the first three months of 2007 compared to the same period in 2006 reflecting organic sales growth and the positive impact of foreign currency translation (approximately $33 million). Organic sales growth of approximately 5% reflected international growth in both our roll materials and graphics and reflective businesses.
Our roll materials business in Europe experienced mid single-digit organic sales growth, which reflected strong growth in the east and solid growth in the west. Market expansion contributed to double-digit organic sales growth in the roll materials businesses in Asia and Latin America. Partially offsetting this growth, our North American roll materials business experienced a low single-digit decline in sales on an organic basis. This decline was due to slow market conditions during the quarter and the prior year loss of market share following our implementation of selling price increases in 2005 and early 2006 (which was largely offset by some share gain during the second half of 2006). Our graphics and reflective business experienced mid single-digit organic sales growth due to strong international growth, partially offset by a decline in the U.S.
Operating Income
Increased operating income in the first three months of 2007 reflected higher sales and cost savings from restructuring and productivity improvement initiatives, partially offset by transition costs related to restructuring actions. Operating income for 2007 and 2006 included restructuring costs; 2006 operating income also included asset impairment charges and costs related to a patent lawsuit.
Office and Consumer Products Segment

(In millions)	2007	2006

Net sales including intersegment sales	$214.9	$240.4
Less intersegment sales	(.5)	(.5)

Net sales	$214.4	$239.9
Operating income (1)	26.5	35.8

(1) Includes restructuring costs	$.6	$.8

Net Sales
Sales in our Office and Consumer Products segment decreased 11% in the first three months of 2007 compared to the same period in 2006. This decline in reported sales reflected the impact of a product line divestiture in Europe (approximately $9 million), partially offset by the positive impact of foreign currency translation (approximately $6 million). On an organic basis, sales declined 9% in the first three months of 2007 due to a volume shift to the fourth quarter of 2006 in advance of the January 2007 selling price increases for certain product lines (an estimated $12 million), customer inventory reductions (unrelated to the 2006 volume shift), the loss of sales from exiting certain private label business (an estimated $2 million), and other factors.
Operating Income
Decreased operating income in the first three months of 2007 reflected lower sales and transition costs associated with restructuring actions (approximately $4 million), partially offset by savings from previous restructuring actions and productivity initiatives. Operating income in both 2007 and 2006 included restructuring costs.

Avery Dennison Corporation
Retail Information Services Segment

(In millions)	2007	2006

Net sales including intersegment sales	$156.8	$154.5
Less intersegment sales	(.5)	(.7)

Net sales	$156.3	$153.8
Operating income (1)	7.2	7.6

(1) Includes restructuring and asset impairment charges	$–	$2.3

Net Sales
Sales in our Retail Information Services segment increased 2% in the first three months of 2007 compared to the same period last year, which included the positive impact of foreign currency translation (approximately $3 million). On an organic basis, sales declined approximately 1% reflecting lower sales in the woven label and fastener product lines (approximately $6 million).
Operating Income
The decline in operating income in 2007 reflected higher spending related to investments in information technology and employee-related costs in Asia, partially offset by savings from restructuring and productivity initiatives.
Other specialty converting businesses

(In millions)	2007	2006

Net sales including intersegment sales	$163.1	$159.3
Less intersegment sales	(3.9)	(3.0)

Net sales	$159.2	$156.3
Operating income	10.9	6.2

Net Sales
Sales in our other specialty converting businesses increased 2% in the first three months of 2007 compared to the same period last year. Reported sales growth included the positive impact of foreign currency translation (approximately $4 million), partially offset by the loss of sales from a divested product line, net of incremental sales of a small acquisition (approximately $2 million). Organic sales growth during the first three months of 2007 was approximately 1%, including the negative impact of exiting low-margin business in our specialty tape business (approximately $3 million).
Operating Income
Increased operating income was due to higher sales, savings from restructuring and productivity initiatives, and a reduction in loss from the radio frequency identification division.
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities for the First Three Months:

(In millions)	2007	2006

Net income	$79.2	$68.7
Depreciation and amortization	48.5	49.7
Deferred taxes	(.1)	.1
Asset impairment and net loss (gain) on sale of assets	2.3	1.2
Stock-based compensation	5.1	8.1
Other non-cash items, net	(2.5)	(4.5)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(120.6)	(101.6)

Net cash provided by operating activities	$11.9	$21.7

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and divestitures and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).

Avery Dennison Corporation
In 2007, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
Uses of cash
•	Accounts payable and accrued liabilities reflected the timing of payments and accruals (including payments for trade rebates and bonuses), as well as settlement of share repurchases

•	Inventory reflected increased purchases to support expected seasonal sales in the second and third quarters
Sources of cash
•	Other receivables and other current assets primarily reflected the timing of collection of value-added tax receivables in Europe
In 2006, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
Uses of cash
•	Accounts payable and accrued liabilities reflected the timing of payments and accruals, including payments for trade rebates, bonuses and severance and related benefits

•	Inventory reflected build of inventory for the back-to-school season in North America and other seasonal effects

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $28 million to our pension and postretirement health benefit plans during the first three months of 2006, partially offset by benefit payments
Sources of cash
•	Accounts receivable reflected the timing of collections and a decrease in the average days sales outstanding from the previous quarter
Cash Flow Used in Investing Activities for the First Three Months:

(In millions)	2007	2006

Purchase of property, plant and equipment	$(56.4)	$(51.5)
Purchase of software and other deferred charges	(15.0)	(8.8)
Proceeds from sale of assets	1.7	.9
Proceeds from sale of business	–	4.3
Other	–	(1.0)

Net cash used in investing activities	$(69.7)	$(56.1)

Capital Spending
Our major capital projects in 2007 include investments for expansion in China and India serving both our materials and retail information services businesses. Our major information technology projects in 2007 include customer service and standardization initiatives.
Proceeds from Sale of Business
In 2006, we divested a product line in Europe.
Cash Flow Used in Financing Activities for the First Three Months:

(In millions)	2007	2006

Net change in borrowings and payments of debt	$139.0	$7.4
Dividends paid	(42.7)	(42.8)
Purchase of treasury stock	(58.4)	–
Proceeds from exercise of stock options, net	15.5	5.8
Other	3.9	4.0

Net cash provided by (used in) financing activities	$57.3	$(25.6)

Borrowings and Repayment of Debt
During the first three months of 2007, we increased our short-term borrowings to support seasonal operational requirements and share repurchases.
Shareholders’ Equity
Our shareholders’ equity was $1.72 billion at March 31, 2007 compared to $1.56 billion at April 1, 2006. Our dividend per share increased to $.40 in the first three months of 2007 from $.39 in the first three months of 2006.
Shares Repurchases
During the first three months of 2007, we repurchased .7 million shares. We also made cash payments of $11 million related to shares repurchased in 2006, but settled in 2007.

Avery Dennison Corporation
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill increased approximately $3 million during the first three months of 2007 due to foreign currency translation ($3 million), partially offset by a tax adjustment related to a previous acquisition (less than $1 million).
Other intangibles resulting from business acquisitions decreased approximately $2 million during the first three months of 2007 due to amortization expense ($3 million), partially offset by the impact of foreign currency translation (less than $1 million).
Other assets increased approximately $12 million during the first three months of 2007 due primarily to purchases of software and other deferred charges ($15 million), increase in the cash surrender value of corporate-owned life insurance ($3 million) and long-term pension assets ($2 million), partially offset by normal amortization of software and other deferred charges ($7 million).
Other Shareholders’ Equity Accounts
The value of our employee stock benefit trusts decreased approximately $51 million during the first three months of 2007 due to a decrease in the market value of shares held in the trust of approximately $32 million and the issuance of shares under our stock option and incentive plans of approximately $19 million.
Impact of Foreign Currency Translation for the First Three Months:

(In millions)	2007	2006

Change in net sales	$46	$(35)
Change in net income	3	(2)

International operations generated approximately 60% of our net sales in the first three months of 2007. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange.
The benefit to sales from currency translation in the first three months of 2007 primarily reflected a benefit of the Euro, and currencies in Great Britain and Australia.
Effect of Foreign Currency Transactions
The impact on net income from transactions denominated in foreign currencies is reduced because our products are generally sourced in the currencies in which they are sold. In addition, to reduce our income statement exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.
Analysis of Selected Financial Ratios
We utilize certain financial ratios to assess our financial condition and operating performance, as discussed below.
Operational Working Capital Ratio
Working capital (current assets minus current liabilities, excluding working capital of held-for-sale business), as a percent of annualized net sales, decreased in 2007 primarily due to an increase in short-term debt. Operational working capital from continuing operations, as a percent of annualized net sales, is a non-GAAP measure and is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations due to financing and other activities (that affect cash and cash equivalents, deferred taxes and other current assets and other current liabilities) that tend to be disparate in amount and timing and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of the operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Uses and Limitations of Non-GAAP Measures.” Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio, to maximize cash flow and return on investment.
Operational working capital from continuing operations for the first three months:

(In millions)	2007	2006

(A) Working capital (current assets minus current liabilities; excludes working capital of held-for-sale businesses)	$5.5	$66.6
Reconciling items:
Cash and cash equivalents	(57.9)	(39.1)
Deferred taxes and other current assets	(212.4)	(165.9)
Short-term and current portion of long-term debt	620.1	376.4

Avery Dennison Corporation

(In millions)	2007	2006

Other current liabilities	453.2	453.0

(B) Operational working capital from continuing operations	$808.5	$691.0

(C) Annualized net sales (quarterly sales, multiplied by 4)	$5,559.6	$5,348.8

Working capital, as a percent of annualized net sales (A) ÷ (C)	.1%	1.2%

Operational working capital from continuing operations as a percent of annualized net sales (B) ÷ (C)	14.5%	12.9%

As a percent of annualized sales, operational working capital from continuing operations in the first three months of 2007 increased compared to the same period in the prior year. This change, which includes the impact of currency, is discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 60 days in the first three months of 2007 compared to 57 days in the first three months of 2006, calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the quarter. The change is due to the timing of sales and collection, as well as changes in customer payment terms.
Inventory Ratio
Average inventory turnover was 8.3 in the first three months of 2007 compared to 8.5 in the first quarter of 2006, calculated using the annualized cost of sales (quarterly cost of sales multiplied by 4) divided by the inventory balance at quarter-end.
Accounts Payable Ratio
The average number of days payable outstanding was 53 days in the first three months of 2007 compared to 56 days in the first three months of 2006, calculated using the accounts payable balance at quarter-end divided by the average daily cost of products sold for the quarter. The change is due to the timing of payments.
Debt and Shareholders’ Equity Ratios

	Three Months Ended
	March 31, 2007	April 1, 2006

Total debt to total capital	39.5%	41.2%
Return on average shareholders’ equity	18.6	17.9
Return on average total capital	13.3	12.2

The decrease in the total debt to total capital ratio was primarily due to an increase in shareholders’ equity, partially offset by an increase in total debt outstanding.
Increases in the returns on equity and total capital in the first three months of 2007 compared to the first three months of 2006 were primarily due to higher net income. These ratios are computed using annualized net income (quarterly net income multiplied by 4) and a two-quarter average denominator for equity and total debt accounts.
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
Capital from Debt
Our total debt increased approximately $154 million in the first three months of 2007 to $1.12 billion compared to $968 million at year end 2006, reflecting increased short-term borrowings due to seasonal operational requirements and share repurchases, as well as the impact of foreign currency translation.
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
Our credit ratings as of March 31, 2007:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service	A-2	A-	Watch Negative
Moody’s Investors Service	P2	A3	Under Review

Avery Dennison Corporation
Both rating agencies have placed our ratings under review due to the announcement of the pending Paxar acquisition. The agencies will review our financing plans for the transaction upon completion, which may result in a reduction of our credit ratings. We remain committed to retaining a solid investment grade rating.
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Pending Acquisition of Paxar Corporation
In March 2007, we announced that our Board of Directors and the board of directors of Paxar approved a definitive agreement for Avery Dennison to acquire all outstanding shares of Paxar for $30.50 per share in a cash transaction valued at approximately $1.34 billion. In April 2007, the U.S. government’s pre-merger anti-trust review of this pending acquisition was concluded positively. The transaction will be financed through debt issuance and is expected to close in the second or third quarter of 2007, subject to approval of Paxar shareholders and clearance from regulatory agencies outside the U.S. In the event certain conditions in the agreement are not met and this transaction does not close, the Company may be obligated to pay Paxar a $50 million termination fee.
Industry Investigations
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
We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation. We are also a named defendant in purported class actions in the U.S. seeking damages and other relief for alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices. We have discovered instances conduct by certain employees in China that potentially violate the U.S. Foreign Corrupt Practices Act, and we have reported that conduct to authorities in the U.S. Accordingly, we expect that fines or other penalties may be incurred.
We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 14, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings,” and Item 1A, “Risk Factors,” which are incorporated herein by reference.
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

Avery Dennison Corporation
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
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At March 31, 2007, the Company had guaranteed approximately $15 million.
As of March 31, 2007, we guaranteed up to approximately $23 million of certain of our foreign subsidiaries’ obligations to their suppliers.
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
Limitations associated with the use of our non-GAAP measures include (1) the exclusion of foreign currency translation and the impact of acquisitions and divestitures for the calculation of organic sales growth; (2) the exclusion of mandatory debt service requirements, as well as the exclusion of other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchase, acquisitions, etc.) for calculation of free cash flow; and (3) the exclusion of cash and cash equivalents, short-term debt, deferred taxes and other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses, for the calculation of operational working capital. While some of the items the Company excludes from GAAP measures recur, these items tend to be disparate in amount and timing. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.
RECENT ACCOUNTING REQUIREMENTS
During the first three months of 2007, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”) and the SEC were issued. Refer to Note 16, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.

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
Certain of such risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and in Part II, Item 1A, “Risk Factors,” to this Form 10-Q for the quarter ended March 31, 2007, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities, timely development and successful market acceptance of new products, fluctuations in cost and availability of raw materials, ability of the Company to achieve and sustain targeted cost reductions, impact of competitive products and pricing, business mix shift, credit risks, ability to obtain adequate financing arrangements, fluctuations in pension, insurance and employee benefit costs, successful integration of acquisitions, successful implementation of new manufacturing technologies and installation of manufacturing equipment, customer and supplier concentrations, financial condition and inventory strategies of customers, changes in customer order patterns, loss of significant contract(s) or customer(s), legal proceedings, including the Canadian Department of Justice and Australian Competition and Consumer Commission investigations into industry competitive practices and any related proceedings or lawsuits pertaining to these investigations or to the subject matter thereof or of the concluded investigation by the U.S. Department of Justice (“DOJ”) and the European Commission (including purported class actions seeking treble damages for alleged unlawful competitive practices, and a purported class action related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation), as well as the impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China, changes in governmental regulations, fluctuations in interest rates, fluctuations in foreign currency exchange rates and other risks associated with foreign operations, changes in economic or political conditions, acts of war, terrorism, natural disasters, impact of epidemiological events on the economy, the Company’s customers and suppliers, and other factors.
Forward-looking statements pertaining to Avery Dennison’s pending acquisition and integration of Paxar Corporation (“Paxar”) include statements relating to expected synergies, cost savings, timing, and execution of integration plans. Risks, uncertainties and assumptions pertaining to the transaction include the possibility that the market for and development of certain products and services may not proceed as expected; that the Paxar acquisition does not close or that the companies may be required to modify aspects of the transaction to achieve regulatory approval; that prior to the closing of the proposed acquisition, the businesses of the companies suffer due to uncertainty or diversion of management attention; that the parties are unable to successfully execute their integration strategies, or achieve planned synergies and cost reductions, in the time and at the cost anticipated or at all; acquisition of unknown liabilities; effects of increased leverage; and other matters that are referred to in the parties’ SEC filings.
The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) the impact of economic conditions on underlying demand for the Company’s products; (2) the impact of competitor’s actions, including expansion in key markets, product offerings and pricing; (3) potential adverse developments in legal proceedings and/or investigations regarding competitive activities, including possible fines, penalties, judgments or settlements; and (4) the ability of the Company to achieve and sustain targeted productivity initiatives.
The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes in the information provided in Part II, Item 7A of the Company’s Form 10-K for the fiscal year ended December 30, 2006.

Avery Dennison Corporation
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
On November 15, 2006, the Company announced that it had been notified that the European Commission (“EC”) had closed its investigation (initiated in May 2004) into the Company’s competitive activities in the label stock industry with no action, as described below.
On April 14, 2003, the Company announced that it had been notified that the U.S. Department of Justice (“DOJ”) had initiated a criminal investigation into competitive practices in the label stock industry. The Company cooperated with the now closed investigation.
On April 15, 2003, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of Illinois (“DOJ Merger Complaint”) seeking to enjoin the proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”). The DOJ Merger Complaint included references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The DOJ Merger Complaint asserted that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.” On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended

Avery Dennison Corporation
complaint. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. The Company intends to defend these matters vigorously.
On May 6, 2003, Sekuk Global Enterprises filed a purported stockholder class action in the United States District Court for the Central District of California against the Company and Messrs. Neal, O’Bryant and Skovran (then CEO, CFO and Controller, respectively) seeking damages and other relief for alleged disclosure violations pertaining to alleged unlawful competitive practices. Subsequently, another similar action was filed in the same court. On September 24, 2003, the court appointed a lead plaintiff, approved lead and liaison counsel and ordered the two actions consolidated as the “In Re Avery Dennison Corporation Securities Litigation.” Pursuant to court order and the parties’ stipulation, plaintiff filed a consolidated complaint in mid-February 2004. The court approved a briefing schedule for defendants’ motion to dismiss the consolidated complaint, with a contemplated hearing date in June 2004. In January 2004, the parties stipulated to stay the consolidated action, including the proposed briefing schedule, pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. On January 12, 2007, following the DOJ’s closing of its investigation, the plaintiffs filed a notice of voluntary dismissal of the case without prejudice. On January 17, 2007, the Court entered an order dismissing the case.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. The Company intends to defend these matters vigorously.
On May 25, 2004, officials from the European Commission (“EC”), assisted by officials from national competition authorities, launched unannounced inspections of and obtained documents from the Company’s pressure-sensitive materials facilities in the Netherlands and Germany. The investigation apparently sought evidence of unlawful anticompetitive activities affecting the European paper and forestry products sector, including the label stock market. The Company cooperated with the now closed investigation.
On July 9, 2004, the Competition Law Division of the Department of Justice of Canada notified the Company that it was seeking information from the Company in connection with a label stock investigation. The Company is cooperating with the investigation.
On May 18, 2005, Ronald E. Dancer filed a purported class action in the United States District Court for the Central District of California against the Company, Mr. Neal, Karyn Rodriguez (VP and Treasurer) and James Bochinski (then VP, Compensation and Benefits), for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act to the Company’s Employee Savings Plan and Plan participants. The plaintiff alleges, among other things, that permitting investment in and retention of Company Common Stock under the Plan was imprudent because of alleged anticompetitive activities by the Company, and that failure to disclose such activities to the Plan and participants was unlawful. Plaintiff seeks an order compelling defendants to compensate the Plan for any losses and other relief. The court approved the parties’ stipulation to stay the matter pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. The Company intends to defend this matter vigorously.
On August 18, 2005, the Australian Competition and Consumer Commission notified two of the Company’s subsidiaries, Avery Dennison Material Pty Limited and Avery Dennison Australia Pty Ltd, that it was seeking information in connection with a label stock investigation. The Company is cooperating with the investigation.
On October 19, 2006, the DOJ notified the Company that the DOJ decided to close its criminal investigation into competitive practices in the label stock industry without further action.
On November 15, 2006, the Company announced that it had been notified that the EC had closed its investigation into the Company’s competitive activities in the label stock industry with no action.
The Board of Directors created an ad hoc committee comprised of independent directors to oversee the foregoing matters.
The Company is unable to predict the effect of these matters at this time, although the effect could be adverse and material.

Avery Dennison Corporation
In 2005, the Company contacted relevant authorities in the U.S. and reported the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of the reflective business in China in 2005 were approximately $7 million. Based on findings to date, no changes to the Company’s previously filed financial statements were warranted as a result of these matters. However, the Company expects that fines or other penalties may be incurred. While the Company is unable to predict the financial or operating impact of any such fines or penalties, the Company believes that our behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, the Company believes that the resolution of these other matters will not materially affect us.
ITEM 1A. RISK FACTORS
Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to matters described in Part I, Item 1A, of the Company’s Form 10-K for the fiscal year ended December 30, 2006.
Forward-looking statements pertaining to Avery Dennison’s pending acquisition and integration of Paxar Corporation (“Paxar”) include statements relating to expected synergies, cost savings, timing, and execution of integration plans. Risks, uncertainties and assumptions pertaining to the transaction include the possibility that the market for and development of certain products and services may not proceed as expected; that the Paxar acquisition does not close or that the companies may be required to modify aspects of the transaction to achieve regulatory approval; that prior to the closing of the proposed acquisition, the businesses of the companies suffer due to uncertainty or diversion of management attention; that the parties are unable to successfully execute their integration strategies, or achieve planned synergies and cost reductions, in the time and at the cost anticipated or at all; acquisition of unknown liabilities; effects of increased leverage; and other matters that are referred to in the parties’ SEC filings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable

(b)	Not Applicable

(c)	Purchases of Equity Securities by Issuer
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. Repurchases of equity securities during the three months ended March 31, 2007 are listed in the following table.

			Remaining
	Total shares	Average price per	authorization to
(Shares in thousands, except per share amounts)	repurchased(1)	share	repurchase shares

December 31, 2006 – January 27, 2007	690.3	$68.43	4,230.7

January 28, 2007 – February 24, 2007	6.4	68.44	4,230.7

Quarterly total	696.7	$68.43	4,230.7

(1)	Includes shares repurchased through non-cash activities that were delivered (actually or constructively) to the Company by participants exercising stock options during the first three months of 2007 under the Company’s stock option and incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Avery Dennison Corporation
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual stockholders’ meeting on April 26, 2007. The stockholders voted to elect three directors to the Board of Directors, as follows (1):

	For	Withheld
Rolf Börjesson	97,543,028	1,263,187
Peter W. Mullin	94,390,726	4,415,489
Patrick T. Siewert	97,038,356	1,767,859

(1)	There were no abstentions or broker non-votes.
Additional information concerning continuing directors called for by this Item is incorporated by reference from pages 2 through 4 of the Company’s 2007 proxy statement.
The results of the voting on the following additional item were as follows:

				Broker
	For	Against	Abstained	Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm	96,559,058	1,626,280	620,877	–
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 12:	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1:	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AVERY DENNISON CORPORATION (Registrant)
/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ Mitchell R. Butier
Mitchell R. Butier
Vice President and Controller (Chief Accounting Officer) May 10, 2007