Form 10-Q
period 2007-06-30
AVERY DENNISON CORPORATION
filed 2007-08-09
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of July 27, 2007: 106,480,795

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2007 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2007	December 30, 2006

Assets
Current assets:
Cash and cash equivalents	$76.6	$58.5
Trade accounts receivable, less allowances of $66.4 and $58.9 for 2007 and 2006, respectively	1,151.1	910.2
Inventories, net	640.6	471.8
Deferred taxes and other current assets	269.8	214.9

Total current assets	2,138.1	1,655.4
Property, plant and equipment	3,082.3	2,775.6
Accumulated depreciation	(1,504.0)	(1,466.2)

Property, plant and equipment, net	1,578.3	1,309.4
Goodwill	1,567.6	715.9
Other intangibles resulting from business acquisitions, net	352.0	95.5
Other assets	527.6	517.4

	$6,163.6	$4,293.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$1,894.3	$466.4
Accounts payable	708.2	630.1
Other current liabilities	615.6	602.3

Total current liabilities	3,218.1	1,698.8
Long-term debt	506.7	501.6
Non-current deferred and payable income taxes and other long-term liabilities	615.5	412.7
Commitments and contingencies (see Note 16)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at June 30, 2007 and December 30, 2006; issued – 124,126,624 shares at June 30, 2007 and December 30, 2006; outstanding – 98,184,414 shares and 98,313,102 shares at June 30, 2007 and December 30, 2006, respectively	124.1	124.1
Capital in excess of par value	900.9	881.5
Retained earnings	2,222.5	2,139.9
Cost of unallocated ESOP shares	(5.7)	(5.7)
Employee stock benefit trusts, 8,266,381 shares and 8,896,474 shares at June 30, 2007 and December 30, 2006, respectively	(547.5)	(602.5)
Treasury stock at cost, 17,645,829 shares and 16,887,048 shares at June 30, 2007 and December 30, 2006, respectively	(858.2)	(806.7)
Accumulated other comprehensive loss	(12.8)	(50.1)

Total shareholders’ equity	1,823.3	1,680.5

	$6,163.6	$4,293.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$1,523.5	$1,409.7	$2,913.4	$2,746.9
Cost of products sold	1,113.7	1,016.7	2,139.2	1,998.7

Gross profit	409.8	393.0	774.2	748.2
Marketing, general and administrative expense	270.8	251.3	519.1	496.1
Interest expense	20.1	13.6	35.2	28.1
Other expense, net	7.5	4.0	9.6	11.6

Income from continuing operations before taxes	111.4	124.1	210.3	212.4
Taxes on income	25.6	27.7	45.3	47.1

Income from continuing operations	85.8	96.4	165.0	165.3
Income from discontinued operations, net of tax (including gain on disposal of $1.3 and tax benefit of $15.4 in 2006)	–	15.6	–	15.4

Net income	$85.8	$112.0	$165.0	$180.7

Per share amounts:
Net income per common share:
Continuing operations	$.88	$.96	$1.68	$1.66
Discontinued operations	–	.16	–	.15

Net income per common share	$.88	$1.12	$1.68	$1.81

Net income per common share, assuming dilution:
Continuing operations	$.87	$.96	$1.67	$1.65
Discontinued operations	–	.16	–	.15

Net income per common share, assuming dilution	$.87	$1.12	$1.67	$1.80

Dividends	$.40	$.39	$.80	$.78

Average shares outstanding:
Common shares	98.0	100.0	98.0	99.9
Common shares, assuming dilution	98.7	100.4	98.8	100.3

Common shares outstanding at period end	98.2	100.1	98.2	100.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2007	July 1, 2006

Operating Activities
Net income	$165.0	$180.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79.7	77.9
Amortization	21.1	21.3
Deferred taxes	3.4	3.7
Asset impairment and net loss (gain) on sale and disposal of assets	13.1	(6.1)
Stock-based compensation	10.3	12.1
Other non-cash items, net	(9.9)	(5.4)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(151.8)	(151.2)

Net cash provided by operating activities	130.9	133.0

Investing Activities
Purchase of property, plant and equipment	(94.7)	(80.5)
Purchase of software and other deferred charges	(29.0)	(15.7)
Payments for acquisitions	(1,284.1)	–
Proceeds from sale of assets	1.7	.9
Proceeds from sale of businesses and investments	–	29.3
Other	.7	(.8)

Net cash used in investing activities	(1,405.4)	(66.8)

Financing Activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	1,423.9	(55.7)
Payments of debt (maturities longer than 90 days)	(11.7)	(1.4)
Dividends paid	(85.4)	(85.7)
Purchase of treasury stock	(63.2)	–
Proceeds from exercise of stock options, net	30.5	18.6
Other	(2.1)	8.0

Net cash provided by (used in) financing activities	1,292.0	(116.2)

Effect of foreign currency translation on cash balances	.6	.6

Increase (decrease) in cash and cash equivalents	18.1	(49.4)
Cash and cash equivalents, beginning of period	58.5	98.5

Cash and cash equivalents, end of period	$76.6	$49.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
The accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Avery Dennison Corporation’s (the “Company”) interim results. In management’s opinion, the unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s 2006 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K.
The second quarters of 2007 and 2006 consisted of thirteen-week periods ending June 30, 2007 and July 1, 2006, respectively. The interim results of operations are not necessarily indicative of future financial results.
Note 2. Acquisitions
On June 15, 2007, the Company completed the acquisition of Paxar Corporation (“Paxar”), a global leader in retail tag, ticketing, and branding systems. In accordance with the terms of the acquisition agreement, each outstanding share of Paxar common stock, par value $0.10 (other than shares owned by the Company and its subsidiaries) was converted into the right to receive $30.50 in cash. At June 15, 2007, outstanding options to purchase Paxar Common Stock, shares of Paxar restricted stock and Paxar performance share awards were converted into weight-adjusted options to purchase the Company’s common stock, shares of the Company’s restricted stock and, at the Company’s election, shares of the Company’s restricted stock or the Company’s restricted stock units, respectively. The occurrence of certain circumstances resulted in the accelerated vesting of certain of these equity awards.
The Paxar operations are included in the Company’s Retail Information Services segment. The combination of the Paxar business into the Retail Information Services segment increases the Company’s presence in the expanding and fragmented retail information and brand identification market, combines complementary strengths and broadens the range of the Company’s product and service capabilities, improves the Company’s ability to meet customer demands for product innovation and improved quality of service, and facilitates expansion into new product and geographic segments. The integration of the acquisition into the Company’s operations is also expected to result in significant cost synergies.
The total purchase price for this transaction was approximately $1.33 billion for the outstanding shares of Paxar, including transaction costs of approximately $14 million. Funds used to complete the acquisition were derived from commercial paper borrowings, supported by a bridge revolving credit facility (see Note 7, “Debt”). The Company assumed liabilities of approximately $370 million, including accounts payable and other current and long-term liabilities. The Company included the operating results of Paxar in its unaudited Consolidated Statement of Income for the period from June 15, 2007 to June 30, 2007.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the preliminary balance sheet allocation of the purchase price as of June 30, 2007 has been made and recorded in the unaudited Condensed Consolidated Financial Statements. The preliminary allocation of the purchase price was primarily based on preliminary third-party valuations of the acquired assets; however, ongoing assessments are expected to impact the allocation of the purchase price.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

(In millions)	June 15, 2007

Current assets (including cash and cash equivalents of approximately $47 million)	$368.0
Property, plant, and equipment	253.3
Other assets	2.6
Intangible assets	260.7
Goodwill	840.3

Total assets acquired	$1,724.9

Current liabilities	192.4
Other long-term liabilities	177.9
Other equity	23.2

Total liabilities and other equity	$393.5

Net assets acquired	$1,331.4

Avery Dennison Corporation
The excess of the cost-basis over the fair value of the net tangible assets acquired is currently estimated to be approximately $1.1 billion, including goodwill of approximately $840 million and identified intangible assets of approximately $261 million, which includes amortizable and non-amortizable intangible assets. Identifiable intangible assets consist of customer relationships, trade name and trademarks, patents and other acquired technology and other intangibles. The goodwill from this acquisition is not expected to be deductible for U.S. tax purposes. Refer also to Note 6, “Goodwill and Other Intangibles Resulting from Business Acquisitions.” There were no in-progress research and development assets acquired as a result of the acquisition.
Included in the assumed current liabilities were accrued restructuring costs related to Paxar’s pre-acquisition restructuring program. At June 30, 2007, $7 million remained accrued in connection with this program.
As a result of the Paxar acquisition, the Company identified certain costs totaling approximately $4 million related to exit activities and integration actions. Approximately $2 million of these costs were related to severance costs for involuntary terminations of approximately 25 employees of Paxar, to be paid through 2008. Also included are lease costs (approximately $1 million), which are expected to be completed through 2010, and other related costs. At June 30, 2007, all of the $4 million remained accrued. Of the total positions impacted under these actions, approximately 20 employees remain with the Company as of June 30, 2007. Additional liabilities for exit activities and integration costs are being determined and are expected to be recorded in connection with future purchase price allocations.
In connection with this acquisition, certain change-in-control provisions provided that approximately $27 million was to be paid to certain key executives of Paxar. This amount includes severance, bonuses, accelerated vesting of stock options, performance share awards, restricted stock, and other items. At June 30, 2007, all of the $27 million remained accrued in “Other current liabilities.”
Included in the assumed long-term liabilities was a postretirement benefit obligation totaling approximately $11 million for certain retired executives of Paxar. The Company expects to incur an additional $.4 million of net periodic cost for the remainder of 2007.
Other equity includes the total amount related to converted Paxar stock options and performance share awards of approximately $22 million. This total is net of amounts related to converted unvested stock options and performance share awards (approximately $5 million), which will be recognized in the Company’s operating results over the remaining vesting periods for these equity awards. Refer to Note 10, “Stock-based Compensation,” for further details.
Refer to Note 13, “Taxes Based on Income,” for information on the tax-related impact of the acquisition.
The following table represents the unaudited pro forma results of operations for the Company as though the acquisition of Paxar had occurred at the beginning of 2006. The pro forma results include estimated interest expense associated with commercial paper borrowings to fund the acquisition; amortization of intangible assets that would have been acquired; adjustment to income tax provision using the worldwide combined effective tax rates of both the Company and Paxar; elimination of intercompany sales and profit in inventory; fair value adjustments to inventory; and additional depreciation resulting from fair value amounts allocated to real and personal property over the estimated useful lives. The pro forma results of operations have been prepared based on the preliminary allocation of the purchase price and are expected to be adjusted as a result of the finalization of the purchase price allocation. This pro forma information is for comparison purposes only, and is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of 2006, nor is it necessarily indicative of future results.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2007(1)	July 1, 2006(2)	June 30, 2007(3)	July 1, 2006(4)

Net sales	$1,726.8	$1,639.5	$3,327.9	$3,173.0

Net income from continuing operations	77.0	90.7	139.8	143.5

Net income per common share from continuing operations	.79	.91	1.43	1.44

Net income per common share from continuing operations, assuming dilution	.78	.90	1.41	1.43

(1)	The pro forma results of operations for the second quarter of 2007 include the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”

(2)	The pro forma results of operations for the second quarter of 2006 include the impact of Paxar’s restructuring costs and other charges of $1.6, as well as the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”

(3)	The pro forma results of operations for the first six months of 2007 include the impact of Paxar’s restructuring costs and other charges of $1.8 and merger-related costs of $1.5, as well as the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”

(4)	The pro forma results of operations for the first six months of 2006 include the impact of Paxar’s restructuring costs and other charges of $4.6, as well as the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”
Note 3. Discontinued Operations
In 2006, the Company completed the sale of its raised reflective pavement markers business, which was announced in December 2005.

Avery Dennison Corporation
The results for this business were accounted for as discontinued operations in the consolidated financial statements for the years presented herein. The divestiture resulted in a tax benefit ($15.4 million) due to capital losses arising from the sale of the business and a gain on sale ($1.3 million) reported in the second quarter of 2006. This business was previously included in the Pressure-sensitive Materials segment.
Summarized, combined statement of income for discontinued operations:

	Three Months Ended	Six Months Ended
(In millions)	July 1, 2006	July 1, 2006

Net sales	$3.3	$7.0

Loss before taxes	(.7)	(1.0)
Taxes on income	.4	.3

Loss from operations, net of tax	(1.1)	(1.3)
Gain on sale of discontinued operations	1.3	1.3
Tax benefit from sale	(15.4)	(15.4)

Income from discontinued operations, net of tax	$15.6	$15.4

Note 4. Accounts Receivable
The Company recorded expenses related to the allowances for trade accounts receivable of $4.2 million and $17.4 million for the six months ended June 30, 2007 and July 1, 2006, respectively. The Company records these allowances based on estimates related to the following factors:
•	Customer specific allowances

•	Amounts based upon an aging schedule

•	An estimated amount, based on the Company’s historical experience
Note 5. Inventories
Inventories consisted of:

(In millions)	June 30, 2007	December 30, 2006

Raw materials	$234.8	$157.6
Work-in-progress	143.8	118.4
Finished goods	287.6	220.9

Inventories at lower of FIFO cost or market (approximates replacement cost)	666.2	496.9
Less LIFO adjustment	(25.6)	(25.1)

Inventory, net (on blended FIFO and LIFO basis)	$640.6	$471.8

Note 6. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill from continuing operations for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Balance as of December 31, 2005	$313.6	$201.3	$157.9	$.3	$673.1
Transfer of business (1)	–	(3.1)	–	3.1	–
Goodwill acquired during the period	–	–	–	10.4	10.4
Acquisition adjustments (2)	–	.3	–	–	.3
Translation adjustments	18.8	2.0	11.2	.1	32.1

Balance as of December 30, 2006	332.4	200.5	169.1	13.9	715.9
Goodwill acquired during the period	–	840.3	–	–	840.3
Acquisition adjustments (3)	–	(.5)	–	–	(.5)
Translation adjustments	8.4	.6	2.9	–	11.9

Balance as of June 30, 2007	$340.8	$1,040.9	$172.0	$13.9	$1,567.6

Avery Dennison Corporation

(1)	Transfer of business refers to the transfer of the business media division from Retail Information Services to other specialty converting businesses to align with a change in the Company’s internal reporting structure.

(2)	Acquisition adjustments in 2006 consisted of the purchase price allocation of a small acquisition in 2005.

(3)	Acquisition adjustments in 2007 consisted of a tax adjustment associated with RVL Packaging, Inc.
Goodwill and other intangible assets and related useful lives include the preliminary allocation of the purchase price of Paxar, based on preliminary third-party valuations of the acquired assets; as such, the balances may change as a result of the finalization of the purchase price allocation. Refer to Note 2, “Acquisitions,” for further information.
In connection with the Paxar acquisition, the Company acquired approximately $30 million of intangible assets, consisting of trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. These intangible assets were not included in the table below.
The following table sets forth the Company’s preliminary estimates of other intangible assets resulting from business acquisitions at June 30, 2007 and December 30, 2006, which continue to be amortized:

	June 30, 2007			December 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$271.3	$28.4	$242.9	$93.0	$25.1	$67.9
Trade names and trademarks	70.5	36.2	34.3	43.2	33.6	9.6
Patented and other acquired technology	52.4	11.8	40.6	28.3	11.0	17.3
Other intangibles	8.4	4.2	4.2	4.8	4.1	.7

Total	$402.6	$80.6	$322.0	$169.3	$73.8	$95.5

Amortization expense on other intangible assets resulting from business acquisitions was $3 million and $5.5 million for the three and six months ended June 30, 2007, respectively, and $2.8 million and $5.4 million for the three and six months ended July 1, 2006, respectively. Based on current information, including the preliminary assessment for Paxar, estimated amortization expense for other intangible assets resulting from business acquisitions for this fiscal year and each of the next four fiscal years is expected to be approximately $21 million, $30 million, $29 million, $29 million and $29 million, respectively.
The weighted-average amortization periods from the date of acquisition for amortizable intangible assets resulting from business acquisitions are fifteen years for customer relationships, thirteen years for trade names and trademarks, thirteen years for patented and other acquired technology, ten years for other intangibles and fourteen years in total. As of June 30, 2007, the weighted-average remaining useful life of acquired amortizable intangible assets are twelve years for customer relationships, nine years for trade names and trademarks, nine years for patented and other acquired technology, eight years for other intangibles and eleven years in total.
Note 7. Debt
On June 13, 2007, the Company entered into a bridge revolving credit facility (“Credit Facility”) with five domestic and foreign banks for a total commitment of $1.35 billion, expiring June 11, 2008, for terms which are generally similar to existing credit facilities. Financing available under this agreement is permitted to be used for working capital, commercial paper back-up and other general corporate purposes, including acquisitions.
The Company used the Credit Facility to support commercial paper borrowings totaling approximately $1.3 billion to fund the Paxar acquisition, discussed in detail in Note 2, “Acquisitions.” Such commercial paper borrowings are included in “Short-term and current portion of long-term debt” in the unaudited Condensed Consolidated Balance Sheet. The Credit Facility is subject to customary financial covenants, including a leverage ratio and an interest coverage ratio, for which the Company is in compliance.
In connection with the Paxar acquisition, the Company has assumed additional stand-by letters of credit of $7.3 million outstanding at June 30, 2007.
Note 8. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

Avery Dennison Corporation

	Pension Benefits
	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$3.9	$3.3	$4.7	$3.2	$9.3	$6.6	$9.6	$6.4
Interest cost	8.7	6.0	7.7	4.7	16.7	11.8	14.9	9.3
Expected return on plan assets	(12.3)	(6.0)	(11.7)	(4.8)	(24.5)	(11.9)	(23.4)	(9.5)
Recognized net actuarial loss	2.8	1.9	2.1	1.5	4.7	3.9	4.0	3.1
Amortization of prior service cost	.5	.1	.4	.2	1.0	.3	.9	.3
Amortization of transition obligation or asset	–	(.2)	–	(.3)	–	(.5)	–	(.6)
Recognized gain on curtailment and settlement of an obligation (1)	–	–	–	(1.6)	–	–	–	(1.6)

Net periodic benefit cost	$3.6	$5.1	$3.2	$2.9	$7.2	$10.2	$6.0	$7.4

	Postretirement Health Benefits
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(In millions)	U.S.	U.S.	U.S.	U.S.

Components of net periodic benefit cost:
Service cost	$.2	$.2	$.5	$.5
Interest cost	.5	.3	.9	.8
Recognized net actuarial loss	.3	.3	.7	.7
Amortization of prior service cost	(.4)	(.4)	(.9)	(.9)

Net periodic benefit cost	$.6	$.4	$1.2	$1.1

(1)	Recognized gain in 2006 related to the divestiture of the Company’s filing business in Europe.
The Company contributed $1.2 million and $26.3 million to its U.S. pension plans during the six months ended June 30, 2007 and July 1, 2006, respectively. The Company expects to contribute an additional $1.9 million to its U.S. pension plans for the remainder of 2007. Additionally, the Company contributed $3 million and $1.7 million to its postretirement health benefit plans during the six months ended June 30, 2007 and July 1, 2006, respectively. For the remainder of 2007, the Company expects to contribute an additional $3 million to its postretirement health benefit plans.
The Company contributed $9.8 million and $3.9 million to its international pension plans during the six months ended June 30, 2007 and July 1, 2006, respectively. For the remainder of 2007, the Company expects to contribute an additional $2.8 million to its international pension plans.
Note 9. Research and Development
Research and development expense for the three and six months ended June 30, 2007 was $23.6 million and $45.8 million, respectively. For the three and six months ended July 1, 2006, research and development expense was $21.9 million and $43.6 million, respectively.
Note 10. Stock-Based Compensation
Net income included pretax stock-based compensation expense related to stock options, performance share awards, restricted stock units (“RSUs”) and restricted stock of $10.3 million and $12.1 million for the six months ended June 30, 2007 and July 1, 2006, respectively. Included in this expense are Paxar converted stock options and performance share awards, totaling approximately $.2 million. The total stock-based compensation expense was included in “Marketing, general and administrative expense” and was recorded in corporate expense and the Company’s operating segments, as appropriate.
As of June 30, 2007, the Company has approximately $43 million of unrecognized compensation cost related to unvested stock options, performance share awards, RSUs and restricted stock under the Company’s plans. Included in this unrecognized compensation cost are Paxar converted stock options and performance share awards, totaling approximately $5 million. The total unrecognized compensation cost is expected to be recognized over the remaining weighted-average requisite service period of approximately 3 years for stock options, 2 years for RSUs and 4 years for restricted stock.
Paxar Acquisition
In connection with the Paxar acquisition, the Company converted Paxar’s stock options based on the acquisition price of $30.50 per share divided by the Company’s twenty-day average stock price prior to the acquisition date, which was $64.82. The total number of stock options resulting from this conversion was approximately 700,000.

Avery Dennison Corporation
In accordance with SFAS No. 123(R), “Share-Based Payment,” the total equity compensation recorded in “Capital in excess of par value” in the Shareholders’ equity section of the unaudited Condensed Consolidated Balance Sheet was approximately $22 million for Paxar’s converted stock options. This amount was reduced by approximately $2 million related to unvested stock options. The compensation expense for these unvested stock options is based on the remaining vesting period of approximately 2 years.
The Company’s stock-based compensation expense associated with Paxar converted stock options was based on the estimated fair value as of June 15, 2007, using the Black-Scholes option-pricing model, amortized on a straight-line basis over the remaining requisite service period. This model requires input assumptions for the Company’s expected dividend yield, expected volatility, risk-free interest rate and the expected life of the options.
Expected dividend yield and expected volatility were based on the Company’s assumptions used at fiscal year end December 30, 2006.
Risk-free rate was based on the average of the weekly T-Bond rate for the period closest to the expected term of the 52-week period prior to June 15, 2007.
Expected term was determined based on the average remaining term and average vesting as of June 15, 2007.
Forfeiture rate assumption of 4.44% was based on the weighted average of the Company’s and Paxar’s forfeiture rate assumptions at fiscal year end 2006, and remaining requisite service period.
Additionally, the Company converted Paxar’s performance share awards into approximately 80,000 shares of the Company’s common stock, based on the acquisition price of $30.50 per share divided by the Company’s twenty-day average stock price prior to the acquisition date, which was $64.82. The total equity compensation (approximately $5 million) for vested and unvested performance share awards, recorded in “Capital in excess of par value” in the Shareholders’ equity section of the unaudited Condensed Consolidated Balance Sheet was calculated using the Company’s ending stock price at June 15, 2007 of $66.69. This amount was reduced by approximately $3 million related to unvested performance share awards. The compensation expense for these unvested performance share awards is based on the remaining vesting period, which is approximately 2 years.
Note 11. Cost Reduction Actions
Severance charges recorded under the restructuring actions below are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. Charges below are included in “Other expense, net” in the Consolidated Statement of Income.
Second Quarter 2007
In the second quarter of 2007, the Company recorded a pretax charge of $.9 million related to severance and related costs resulting in the elimination of approximately 20 employees in the Pressure-sensitive Materials and Retail Information Services segments. As of June 30, 2007, all employees impacted by this action have left the Company.

	Pressure-	Retail
	sensitive	Information
	Materials	Services
(In millions)	Segment	Segment	Total

Severance and other employee costs
Beginning balance	$.5	$.4	$.9
Payments	(.1)	(.4)	(.5)

Balance at June 30, 2007	$.4	$–	$.4

First Quarter 2007
In the first quarter of 2007, the Company recorded a pretax charge of $2.1 million related to severance and related costs resulting in the elimination of approximately 75 positions in the Pressure-sensitive Materials and Office and Consumer Products segments. At June 30, 2007, approximately 25 employees impacted by this action remain with the Company and are expected to leave during 2007.

Avery Dennison Corporation

	Pressure-	Office and
	sensitive	Consumer
	Materials	Products
(In millions)	Segment	Segment	Total

Severance and other employee costs
Beginning balance	$1.5	$.6	$2.1
Payments	(1.1)	–	(1.1)

Balance at June 30, 2007	$.4	$.6	$1.0

2006
During the first three quarters of 2006, the Company continued its cost reduction efforts that were initiated in late 2005, resulting in a further headcount reduction of 410 employees, as well as the impairment of certain assets. In the fourth quarter of 2006, the Company initiated new cost reduction actions, resulting in the elimination of approximately 180 positions and the impairment of certain assets. At June 30, 2007, approximately 110 employees (all related to actions initiated in the fourth quarter of 2006) remain with the Company and are expected to leave in 2007. Pretax charges related to these actions totaled $29.3 million, including severance and related costs of $21.1 million, impairment of fixed assets and buildings of $6.9 million and lease cancellation charges of $1.3 million. The table below details the accruals and payments related to these actions:

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Severance and other employee costs
Accrual at April 1, 2006	$2.6	$2.0	$.8	$–	$–	$5.4
Accrual at July 1, 2006	2.0	2.0	–	.7	–	4.7
Accrual at September 30, 2006	.8	3.6	–	.1	–	4.5
Accrual at December 30, 2006	1.9	1.8	1.5	1.3	–	6.5

Total accruals for 2006 actions	7.3	9.4	2.3	2.1	–	21.1
2006 payments	(4.5)	(5.3)	(.8)	(1.4)	–	(12.0)
2007 payments	(1.9)	(2.5)	–	(.3)	–	(4.7)

Balance at June 30, 2007	$.9	$1.6	$1.5	$.4	$–	$4.4

Asset Impairments
Buildings	$.6	$–	$–	$–	$1.3	$1.9
Machinery and equipment	1.7	.5	.7	1.6	.5	5.0
Other
Lease cancellations	–	1.3	–	–	–	1.3

	$2.3	$1.8	$.7	$1.6	$1.8	$8.2

Note 12. Financial Instruments and Foreign Currency
The Company enters into certain foreign exchange hedge contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the U.S. The Company enters into certain interest rate contracts to help manage its exposure to interest rate fluctuations. The Company also enters into certain natural gas futures contracts to hedge price fluctuations for a portion of its anticipated domestic purchases. The maximum length of time in which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is generally 12 to 24 months.
In June 2007, the Company entered into certain interest rate option contracts to hedge its exposure related to interest rate increases in connection with anticipated long-term debt issuances. Such debt issuances will replace short-term borrowings used to finance the Paxar acquisition, as well as refinance current long-term debt maturities. The Company paid approximately $9.5 million as an option premium, which will be amortized over the life of the related debt, once issued.
During the three and six months ended June 30, 2007, the amount recognized in earnings related to cash flow hedges that were ineffective was not significant. The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness was a net loss of $2.4 million and $5.3 million during the three and six months ended June 30, 2007, respectively. This reclassification was a net gain of $.3 million and a net loss of $1 million during the three and six months ended July 1, 2006, respectively. The effect of the settlement of currency hedges included in this reclassification is offset by the currency impact of the underlying hedged activity. A net loss of approximately $6.7 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.

Avery Dennison Corporation
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) had a positive impact of $1.1 million and $1.2 million on the Company’s net income for the three and six months ended June 30, 2007, respectively, decreased net income by $.7 million during the three months ended July 1, 2006 and increased net income by $.2 million during the six months ended July 1, 2006. These results do not include the impact of translation of foreign currencies on the Company’s financial statements for periods reported or related changes in foreign currency exchange rates.
In the first six months of 2007 and 2006, no translation gains or losses for hyperinflationary economies were recognized in net income. In 2007, the Company had no operations in hyperinflationary economies. In 2006, the only hyperinflationary economy in which the Company operated was in the Dominican Republic, in which the Company uses the U.S. dollar as the functional currency.
Note 13. Taxes Based on Income
The effective tax rate from continuing operations was 23% for the second quarter of 2007, compared to 22.3% for the second quarter of 2006. The effective tax rate for the six months ended June 30, 2007 was 21.5%, compared to 22.2% for the six months ended July 1, 2006. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts. The effective tax rate for the first six months of 2007 includes the net benefit of $3 million from discrete events, including the release of tax contingencies, partially offset by accruals relating to tax return filings and valuation allowances.
At the beginning of the first quarter of 2007 (December 31, 2006), the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Upon adoption of FIN 48, the Company recognized a decrease of $2.9 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the beginning balance of retained earnings. As of the date of adoption, and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $38.2 million, including $26.2 million of unrecognized tax benefits which, if recognized, would reduce the annual effective income tax rate. As a result of the Paxar acquisition, there was an increase to unrecognized tax benefits of $43.8 million which, if recognized, would not impact the annual effective income tax rate. On June 30, 2007, the Company’s unrecognized tax benefits totaled $75.8 million, including $21.9 million of unrecognized tax benefits which, if recognized, would reduce the annual effective income tax rate.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits, where applicable, within its global operations in income tax expense. For the first six months of 2007, the Company accrued $.3 million in potential interest and penalties associated with uncertain tax positions. In conjunction with the adoption of FIN 48, the Company recognized approximately $2 million of interest and penalties, which is included as a component of the $38.2 million unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to unrecognized tax benefits, amounts accrued will be reduced and reflected as a reduction of the effective income tax rate.
The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate. With some exceptions, the Company and its subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2001.
It is reasonably possible that within the next 12 months, the Company may recognize between $0 and $8 million of unrecognized tax benefits, primarily as a result of the expiration of relevant statutes of limitations in multiple non-U.S. jurisdictions.
Note 14. Net Income Per Share
Net income per common share amounts were computed as follows:

Avery Dennison Corporation

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

(A) Income from continuing operations	$85.8	$96.4	$165.0	$165.3
(B) Income from discontinued operations	–	15.6	–	15.4

(C) Net income available to common shareholders	85.8	112.0	165.0	180.7

(D) Weighted-average number of common shares outstanding	98.0	100.0	98.0	99.9
Dilutive shares (additional common shares issuable under employee stock options, RSUs and restricted stock)	.7	.4	.8	.4

(E) Weighted-average number of common shares outstanding, assuming dilution	98.7	100.4	98.8	100.3

Income from continuing operations per common share (A) ÷ (D)	$.88	$.96	$1.68	$1.66
Income from discontinued operations per common share (B) ÷ (D)	–	.16	–	.15

Net income per common share (C) ÷ (D)	$.88	$1.12	$1.68	$1.81

Income from continuing operations per common share, assuming dilution (A) ÷ (E)	$.87	$.96	$1.67	$1.65
Income from discontinued operations per common share, assuming dilution (B) ÷ (E)	–	.16	–	.15

Net income per common share, assuming dilution (C) ÷ (E)	$.87	$1.12	$1.67	$1.80

Certain employee stock options, RSUs, performance share awards and shares of restricted stock were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock options, RSUs, performance share awards and shares of restricted stock excluded from the computation totaled 3.0 million and 2.9 million for the three and six months ended June 30, 2007, and 5.6 million for the three and six months ended July 1, 2006.
Note 15. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, the amortization of net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $102 million and $202.3 million for the three and six months ended June 30, 2007, and $121.5 million and $198.7 million for the three and six months ended July 1, 2006.
The components of accumulated other comprehensive loss (net of tax, except for foreign currency translation) at the end of the following periods were as follows:

(In millions)	June 30, 2007	December 30, 2006

Foreign currency translation adjustment	$182.4	$137.6
Net actuarial loss, prior service cost and net transition assets less amortization	(178.1)	(170.8)
Effect of the change in measurement date	–	.1
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(17.1)	(17.0)

Total accumulated other comprehensive loss	$(12.8)	$(50.1)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, was as follows:

(In millions)	June 30, 2007

Beginning accumulated derivative loss	$(17.0)
Net loss reclassified to earnings	5.3
Net change in the revaluation of hedging transactions	(5.4)

Ending accumulated derivative loss	$(17.1)

Note 16. Commitments and Contingencies
Industry Investigations
On June 18, 2007, the Canadian Department of Justice notified the Company that the Competition Law Division of the Canadian Department of Justice had decided to close its criminal investigation (initiated in July 2004) into competitive practices in the label stock industry without further action, as described below.
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

Avery Dennison Corporation
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
On July 9, 2004, the Competition Law Division of the Department of Justice of Canada notified the Company that it was seeking information from the Company in connection with a label stock investigation. The Company cooperated with the now closed investigation.

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
On June 18, 2007, the Canadian Department of Justice notified the Company that the Competition Law Division of the Canadian Department of Justice had decided to close its criminal investigation into competitive practices in the label stock industry without further action.
The Board of Directors created an ad hoc committee comprised of independent directors to oversee the foregoing matters.
The Company is unable to predict the effect of these matters at this time, although the effect could be adverse and material.
Environmental
The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at eighteen waste disposal or waste recycling sites, including Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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

Avery Dennison Corporation
Product warranty liabilities were as follows:

(In millions)	June 30, 2007	December 30, 2006

Balance at beginning of year	$1.9	$2.5
Accruals for warranties issued	.4	.7
Acquired accrued warranty liability (1)	.5	–
Payments	(.1)	(1.3)

Balance at end of period	$2.7	$1.9

(1)	Consists of accrued warranty liability of Paxar
Other
In 2005, the Company contacted relevant authorities in the U.S. and reported on the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the Company’s reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of the Company’s reflective business in China in 2005 were approximately $7 million. Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters. However, the Company believes that fines or other penalties may be incurred. While the Company is unable to predict the financial or operating impact of any such fines or penalties, it believes that its behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At June 30, 2007, the Company had guaranteed approximately $15 million.
As of June 30, 2007, the Company guaranteed up to approximately $21 million of certain foreign subsidiaries’ obligations to their suppliers.
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
Note 17. Segment Information
As discussed in Note 2, “Acquisitions,” the Company completed the acquisition of Paxar during the second quarter. The operating results for Paxar are included in the Retail Information Services segment.
Financial information by reportable segment and other businesses is set forth below:

Avery Dennison Corporation

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$879.3	$809.5	$1,739.3	$1,596.7
Retail Information Services	219.1	181.4	375.4	335.2
Office and Consumer Products	262.7	265.4	477.1	505.3
Other specialty converting businesses	162.4	153.4	321.6	309.7

Net sales to unaffiliated customers	$1,523.5	$1,409.7	$2,913.4	$2,746.9

Intersegment sales:
Pressure-sensitive Materials	$41.5	$38.7	$76.6	$77.2
Retail Information Services	.3	1.1	.8	1.8
Office and Consumer Products	.4	.5	.8	1.0
Other specialty converting businesses	5.2	3.6	9.1	6.7
Eliminations	(47.4)	(43.9)	(87.3)	(86.7)

Intersegment sales	$–	$–	$–	$–

Income from continuing operations before taxes:
Pressure-sensitive Materials	$88.9	$77.4	$170.8	$143.3
Retail Information Services	.6	21.0	7.8	28.6
Office and Consumer Products	42.3	45.3	68.8	81.1
Other specialty converting businesses	6.9	4.6	17.8	10.8
Corporate expense	(7.2)	(10.6)	(19.7)	(23.3)
Interest expense (5)	(20.1)	(13.6)	(35.2)	(28.1)

Income from continuing operations before taxes	$111.4 (1)	$124.1 (2)	$210.3 (3)	$212.4 (4)

(1)	Operating income for the second quarter of 2007 includes “Other expense, net” totaling $7.5 consisting of integration-related asset impairment charges of $9.5, restructuring costs of $.9 and expenses related to a divestiture of $.3, partially offset by a reversal of $(3.2) related to a patent lawsuit. Of the total $7.5, the Pressure-sensitive Materials segment recorded $(2.7), the Retail Information Services segment recorded $9.9 (including $9.5 of integration-related asset impairment) and the Office and Consumer Products segment recorded $.3.

Additionally, operating income for the Retail Information Services segment for the second quarter of 2007 included $8.3 of integration costs associated with the Paxar acquisition.

(2)	Operating income for the second quarter of 2006 includes “Other expense, net” totaling $4 consisting of restructuring costs and asset impairment charges of $6.1, charitable contribution of $10 to the Avery Dennison Foundation, partially offset by gain on sale of investment of $(10.5), and gain on curtailment and settlement of a pension obligation of $(1.6). Of the $4 total in “Other expense, net,” the Pressure-sensitive Materials segment recorded $2.1, the Retail Information Services segment recorded $2, the Office and Consumer Products segment recorded $(1.6), the other specialty converting businesses recorded $.7 and Corporate recorded $.8.

(3)	Operating income for the first six months of 2007 includes “Other expense, net” totaling $9.6 consisting of integration-related asset impairment charges of $9.5, restructuring costs of $3 and expenses related to a divestiture of $.3, partially offset by a reversal of $(3.2) related to a patent lawsuit. Of the total $9.6, the Pressure-sensitive Materials segment recorded $(1.2), the Retail Information Services segment recorded $9.9 (including $9.5 of integration-related asset impairment), and the Office and Consumer Products segment recorded $.9.

Additionally, operating income for the Retail Information Services segment for the first six months of 2007 included $8.3 of integration costs associated with the Paxar acquisition.

(4)	Operating income for the first six months of 2006 includes “Other expense, net” totaling $11.6 consisting of restructuring costs and asset impairment charges of $13.3, legal accrual related to a patent lawsuit of $.4 and charitable contribution of $10 to the Avery Dennison Foundation, partially offset by gain on sale of investment of $(10.5), and gain on curtailment and settlement of a pension obligation of $(1.6). Of the total $11.6 in “Other expense, net,” the Pressure-sensitive Materials segment recorded $6.1, the Retail Information Services segment recorded $4.3, and the Office and Consumer Products segment recorded $(.8), the other specialty converting businesses recorded $.7 and Corporate recorded $1.3.

(5)	Interest expense during the first three and six months of 2007 included $3.2 of interest associated with borrowings to fund the Paxar acquisition.
Note 18. Recent Accounting Requirements
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
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted this Interpretation in 2007. Upon adoption of FIN 48, the Company recognized a decrease of $2.9 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the beginning balance of retained earnings. See Note 13, “Taxes Based on Income,” for further discussion.
In March 2006, the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” was published. The scope of this Issue includes any tax assessed by a government authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. The consensuses of this Issue should be applied for interim and annual reporting periods beginning after December 15, 2006. The adoption of this Issue has not had a significant impact on the Company’s results of operations, because the Company does not generally recognize taxes collected from customers and remitted to governmental authorities in the Company’s results of operations.
Note 19. Subsequent Event
The Company is in the process of amending its revolving credit agreement, increasing commitments from $525 million to $1 billion and extending the maturity to August 2012. Commitments are expected to be provided by 12 domestic and foreign banks. Financing available under the agreement will be used as a commercial paper back-up facility and is also available to finance other corporate requirements. Terms under the agreement are expected to be substantially unchanged.

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
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales from continuing operations in the first three and six months of 2007 increased 8% and 6%, respectively, compared to the same period in 2006, reflecting the factors summarized in the following table.

	Three Months Ended		Six Months Ended
Estimated change in sales due to:	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Core unit volume	3%	1%	2%	1%
Pricing and product mix	<(1)	1	<(1)	1

Organic sales growth (1)	2%	2%	2%	2%
Foreign currency translation	<4	<(1)	3	(2)
Acquisitions, net of divestitures	<3	(1)	1	(1)

Reported sales growth (1)	8%	(0.1)%	6%	(0.3)%

(1)	Totals may not sum due to rounding

Avery Dennison Corporation
Organic sales growth in the first three and six months of 2007 reflected growth in the Pressure-sensitive Materials segment and other specialty converting businesses. Growth in these businesses was driven by expansion of international markets, partially offset by sales decreases in our Pressure-sensitive Materials segment in North America, which reflected slow market conditions for that region. The organic growth in Pressure-sensitive Materials and other specialty converting businesses was partially offset by weaker results for the Retail Information Services and Office and Consumer Products segments.
Net Income
Net income decreased $16 million, or 9%, in the first six months of 2007 compared to the same period in 2006 due to a tax benefit related to capital losses arising from the sale of discontinued operations.
Positive factors affecting net income included:
•	Higher net sales

•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Lower restructuring charges and asset impairment charges (unrelated to the Paxar Corporation (“Paxar”) integration) in 2007 compared to 2006

•	Benefit of a lower effective tax rate on continuing operations
Negative factors affecting net income included:
•	Impairment of software and integration costs related to the Paxar acquisition

•	More competitive pricing environment and unfavorable product mix in the roll materials business

•	Higher raw material and employee-related costs

•	Higher costs in Retail Information Services due to increased investment in information technology and employee costs in Asia

•	Transition costs associated with restructuring actions
Acquisitions
We completed the Paxar acquisition on June 15, 2007. The combination of the Paxar business into our Retail Information Services segment increases our presence in the expanding and fragmented retail information and brand identification market, combines complementary strengths and broadens the range of our product and service capabilities, improves our ability to meet customer demands for product innovation and improved quality of service, and facilitates expansion into new product and geographic segments. The integration of the acquisition into our operations is also expected to result in significant cost synergies. Refer to the “Outlook” section herein for further information.
Results for Paxar’s operations during the period from June 15, 2007 to June 30, 2007 included sales of approximately $37 million and operating loss of approximately $(.7) million, which includes the impact of preliminary asset valuation (affecting inventory and property, plant and equipment), change-in-control costs, and amortization of intangible assets.
See Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for further information.
Divestitures
The divestiture of our raised reflective pavement marker business was completed during the second quarter of 2006 and resulted in a 2006 tax benefit due to capital losses arising from the sale of the business and a gain on sale reported in the second quarter of 2006. The results of this business have been accounted for as discontinued operations for the years presented herein. This business was previously included in the Pressure-sensitive Materials segment.
The divestitures of two product lines were completed in the first quarter of 2006. The first product line, which was included in the Office and Consumer Products segment, had sales of approximately $9 million in the first quarter of 2006, with minimal impact to income from operations. The second product line, which was included in other specialty converting businesses, had sales of approximately $2 million in the first quarter of 2006, with minimal impact to income from operations.
Cost Reduction Actions
During late 2005 and 2006, we implemented cost reduction actions that have improved our global operating efficiencies that were expected to yield annualized pretax savings of over $90 million. We estimate that approximately $50 million of these savings (net of transition costs) were achieved in 2006, while the balance is expected to benefit 2007. We are reinvesting some of the savings in future growth opportunities. We incurred transition costs related to these actions during the first six months of 2007.

Avery Dennison Corporation
We are undertaking additional restructuring actions in 2007, for which we will incur transition costs throughout the year. The 2007 restructuring actions identified to date are expected to yield annualized savings of approximately $20 million. Savings from these actions in 2007 are largely offset by transition costs. Incremental savings in 2008 associated with these actions are expected to be approximately $15 million to $20 million. See Note 11, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Expected synergies resulting from the acquisition of Paxar are discussed in the “Outlook” section below.
Effective Rate of Taxes on Income
The effective tax rate from continuing operations was 21.5% for the first six months of 2007 compared with 22.2% for the same period in 2006, and 17.2% for the full year of 2006. The effective tax rate for the first six months of 2007 includes the net benefit of $3 million from discrete events, including the release of tax contingencies, partially offset by accruals relating to tax return filings and valuation allowances.
Free Cash Flow
Free cash flow, which is a non-GAAP measure, refers to cash flow from operating activities less spending on property, plant, equipment, software and other deferred charges. We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. Management believes that it is appropriate to measure cash after spending on property, plant, equipment, software and other deferred charges because such spending is considered integral to maintaining or expanding our underlying business. This measure is not intended to represent the residual cash available for discretionary purposes. Refer to the “Uses and Limitations of Non-GAAP Measures” section for further information regarding limitations of this measure.

	Six Months Ended
(In millions)	June 30, 2007	July 1, 2006

Net cash provided by operating activities	$130.9	$133.0
Purchase of property, plant and equipment	(94.7)	(80.5)
Purchase of software and other deferred charges	(29.0)	(15.7)

Free cash flow	$7.2	$36.8

See “Analysis of Results of Operations” and “Liquidity” below for more information.
Investigations
On June 18, 2007, we were notified by the Canadian Department of Justice that the Competition Law Division of the Canadian Department of Justice had decided to close its crimination investigation (initiated July 2004) into competitive practices in the label stock industry without further action.
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
In August 2005, we were notified by the Australian Competition and Consumer Commission that it was seeking information in connection with a label stock investigation. We are cooperating with this investigation.
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
We have discovered instances of conduct by certain employees in China that potentially violate the U.S. Foreign Corrupt Practices Act. We have reported that conduct to authorities in the U.S. and we believe it is possible that fines or other penalties may be incurred.

Avery Dennison Corporation
We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These matters are reported in Note 16, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings,” and Item 1A, “Risk Factors,” which are incorporated herein by reference.
Outlook
For the full year of 2007, we expect mid-teens revenue growth, including the benefit from the Paxar acquisition, net of divestitures, and a positive effect from foreign currency translation. Our revenue expectations are subject to changes in economic and market conditions.
We estimate cost synergies associated with the Paxar integration, net of offsets, to be in the range of $115 million to $125 million. We expect approximately 30% to 40% of annualized savings to be realized by the first quarter of 2008, and approximately 90% of annualized savings to be realized by the first quarter of 2009. To accomplish these savings, we expect total estimated one-time Paxar integration costs to be in the range of $175 million to $210 million, of which approximately 85% are estimated to be cash costs. The nature and timing of these integration costs are being assessed in connection with integration planning, and as such, the amounts that will affect the purchase price allocation of Paxar and current period costs are not yet determined.
We anticipate continued benefit from our ongoing productivity improvement initiatives. Excluding synergies resulting from the Paxar integration, we estimate that our restructuring and business realignment efforts will reduce costs by approximately $40 million compared to 2006. However, we plan to reinvest some of the savings from these productivity improvements in growth initiatives and investments in information technology. We also expect the benefits from productivity to be partially offset by inflation, as well as a more competitive pricing environment in our roll materials business.
We expect that total charges for restructuring and asset impairment (unrelated to the Paxar integration) for the full year of 2007 will be less than the charges taken in 2006.
We estimate that interest expense will be approximately $105 million, an increase from 2006, driven by acquisition-related debt. Our estimate is subject to changes in average debt outstanding and market conditions at the time the permanent long-term financing for the acquisition-related debt is completed.
We expect our annual effective tax rate for the full year of 2007 to be in the range of 20% to 22%, subject to changes in tax laws and the geographic mix of income, with potentially wide variances from quarter to quarter.
Due to the difficulty in estimating investments in connection with the integration of Paxar, we have excluded spending related to Paxar in our current capital spending projections for the remainder of 2007. Accordingly, we expect capital expenditures for the full year of 2007 to be approximately $165 million to $170 million, or approximately $215 million to $230 million including software investments, funded through operating cash flows. Major capital projects in 2007 include expansion in China and India, serving both our materials and retail information services businesses. Major software investments relate to customer service and standardization initiatives.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income from Continuing Operations Before Taxes

(In millions)	2007	2006

Net sales	$1,523.5	$1,409.7
Cost of products sold	1,113.7	1,016.7

Gross profit	409.8	393.0
Marketing, general and administrative expense	270.8	251.3
Interest expense	20.1	13.6
Other expense, net	7.5	4.0

Income from continuing operations before taxes	$111.4	$124.1

As a Percent of Sales:
Gross profit (margin)	26.9%	27.9%
Marketing, general and administrative expense	17.8	17.8
Income from continuing operations before taxes	7.3	8.8

Avery Dennison Corporation
Sales
Sales increased approximately 8% in the second quarter of 2007 compared to the second quarter of 2006. Organic sales growth was approximately 2% in the second quarter of 2007 reflecting increased sales in our Pressure-sensitive Materials segment and other specialty converting businesses due to strong international demand, partially offset by organic declines in sales for our Retail Information Services and Office and Consumer Products segments.
Foreign currency translation had a favorable impact on the change in sales of approximately $47 million in the second quarter of 2007. Incremental sales from acquisitions had a positive impact of approximately $37 million in the second quarter of 2007 attributable to the acquisition of Paxar.
Gross Profit
Gross profit margin for the second quarter of 2007 declined compared to the first quarter of 2006, as savings from prior year restructuring and other sources of productivity, as well as the impact of the Paxar acquisition, were more than offset by the effects of a more competitive pricing environment and unfavorable product mix in the roll materials business, higher raw material costs, transition costs associated with cost reduction initiatives and employee-related costs.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in the second quarter of 2007 compared to the same period last year primarily reflected costs from the Paxar acquisition and related integration expense (totaling approximately $20 million, of which approximately $8 million represents integration costs). Excluding the effects of the acquisition, the benefit from productivity and other cost reductions offset the negative effects of foreign currency translation (approximately $7 million) and employee-related costs.
Other Expense, net

(In millions, pretax)	2007	2006

Restructuring costs	$.9	$4.7
Asset impairment	–	1.4
Asset impairment – acquisition integration-related	9.5	–
Other	(2.9)	(2.1)

Other expense, net	$7.5	$4.0

In the second quarter of 2007, “Other expense, net” consisted of software impairment charges related to the integration of Paxar, restructuring costs including severance and other employee-related costs, as well as expenses related to a divestiture ($.3 million), partially offset by the reversal of an accrual related to a patent lawsuit ($3.2 million). The restructuring costs in the second quarter of 2007 relate to a reduction in headcount of approximately 20 positions in the Pressure-sensitive Materials and Retail Information Services segments, which was completed in the same quarter.
In the second quarter of 2006, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs and asset impairment costs, as well as the gain on sale of an investment of $10.5 million, partially offset by a charitable contribution to the Avery Dennison Foundation of $10 million, and a gain on the curtailment and settlement of a pension obligation related to a divestiture of $1.6 million. Restructuring charges in the second quarter of 2006 relate to a reduction in headcount of approximately 130 positions, which impacted most of our segments. These charges were part of the company-wide cost reduction efforts begun in late 2005 and completed in 2006.
Refer to Note 11, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2007	2006

Income from continuing operations before taxes	$111.4	$124.1
Taxes on income	25.6	27.7

Income from continuing operations	85.8	96.4
Income from discontinued operations, net of tax (including gain on disposal of $1.3 and tax benefit of $15.4 in 2006)	–	15.6

Net income	$85.8	$112.0

Net income per common share	$.88	$1.12

Net income per common share, assuming dilution	$.87	$1.12

Avery Dennison Corporation

(In millions, except per share)	2007	2006

Net income as a percent of sales	5.6%	7.9%

Percent change in:
Net income	(23.4)%	25.3%
Net income per common share	(21.4)	25.8
Net income per common share, assuming dilution	(22.3)	25.8

Taxes on Income
Our effective tax rate from continuing operations for the second quarter of 2007 was 23% compared with 22.3% for the same period in 2006, and 17.2% for the full year of 2006. The effective tax rate for the second quarter of 2007 includes the net benefit of $.2 million from discrete events.
Income from Discontinued Operations
Income from discontinued operations reflects net sales of our divested raised reflective pavement marker business, which was approximately $3 million for the second quarter of 2006. The divestiture resulted in a tax benefit ($15.4 million) due to capital losses arising from the sale of the business and a gain on sale of $1.3 million reported in the second quarter of 2006. Refer to Note 3, “Discontinued Operations,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE SECOND QUARTER
Pressure-sensitive Materials Segment

(In millions)	2007	2006

Net sales including intersegment sales	$920.8	$848.2
Less intersegment sales	(41.5)	(38.7)

Net sales	$879.3	$809.5
Operating income (1)	88.9	77.4

(1) Includes reversal of an accrual related to a patent lawsuit in 2007, asset impairment charges in 2006, and restructuring costs in both years	$(2.7)	$2.1

Net Sales
Sales in our Pressure-sensitive Materials segment increased 9% in the second quarter of 2007 compared to the second quarter in 2006, reflecting the positive impact of foreign currency translation (approximately $36 million) and organic sales growth of approximately 4%, driven by international growth in both our roll materials and graphics and reflective businesses.
Our roll materials business in Europe experienced mid single-digit organic sales growth compared to the second quarter last year, which reflected strong growth in the east and solid growth in the west. On an organic basis, market expansion contributed to double-digit growth in the roll materials businesses in Asia and Latin America. Our North American roll materials business remained relatively flat compared to the second quarter last year, as continued weakness in market demand was offset by some share gain.
Our graphics and reflective business experienced low single-digit organic sales growth due to international growth, partially offset by a decline in the U.S.
Operating Income
Increased operating income in the second quarter of 2007 reflected higher sales and cost savings from restructuring and productivity improvement initiatives, partially offset by a more competitive pricing environment and unfavorable product mix in the roll materials business, higher raw material costs and transition costs related to restructuring actions. Operating income for the second quarter of 2007 and 2006 included restructuring costs and other items as described above in the table.
Retail Information Services Segment

(In millions)	2007	2006

Net sales including intersegment sales	$219.4	$182.5
Less intersegment sales	(.3)	(1.1)

Net sales	$219.1	$181.4
Operating income (1) (2)	.6	21.0

Avery Dennison Corporation

(In millions)	2007	2006

(1) Includes integration-related software impairment in 2007 and restructuring costs in both years	$9.9	$2.0
(2) Includes integration costs related to the Paxar acquisition in 2007	$8.3	$–

Net Sales
Sales in our Retail Information Services segment increased 21% in the second quarter of 2007 compared to the second quarter in 2006, which included sales from the Paxar acquisition (approximately $37 million) and the positive impact of foreign currency translation (approximately $3 million). On an organic basis, the sales declined approximately 1% reflecting lower sales in the woven label and fastener product lines, as well as market weakness in the U.S. and share loss in Europe.
Operating Income
Decreased operating income in the second quarter of 2007 reflected software impairment charges and integration costs associated with the Paxar acquisition, higher spending on investments in information technology and employee-related costs in Asia, and complexity-related cost increases due to smaller order sizes. Higher costs were partially offset by savings from restructuring and productivity initiatives. Operating income for the second quarter of 2007 and 2006 also included restructuring costs.
Office and Consumer Products Segment

(In millions)	2007	2006

Net sales including intersegment sales	$263.1	$265.9
Less intersegment sales	(.4)	(.5)

Net sales	$262.7	$265.4
Operating income (1)	42.3	45.3

(1) Includes expense related to a divestiture in 2007 and gain on curtailment and settlement of a pension obligation in 2006	$.3	$(1.6)

Net Sales
Sales in our Office and Consumer Products segment decreased 1% in the second quarter of 2007 compared to the second quarter in 2006. This decline in reported sales reflected lower sales on an organic basis, partially offset by the positive impact of foreign currency translation (approximately $5 million). On an organic basis, sales declined 3%. This decline was due in part to inventory reductions resulting from a volume shift to the fourth quarter of 2006 in advance of the January 2007 selling price increases for certain product lines and loss of sales from exiting certain private label business, partially offset by a shift in timing of back-to-school orders from the third quarter into the second quarter of 2007.
Operating Income
Decreased operating income in the second quarter of 2007 reflected lower sales and the other items described above in the table, partially offset by savings from restructuring actions, net of transition costs, and productivity initiatives.
Other specialty converting businesses

(In millions)	2007	2006

Net sales including intersegment sales	$167.6	$157.0
Less intersegment sales	(5.2)	(3.6)

Net sales	$162.4	$153.4
Operating income (1)	6.9	4.6

(1) Includes restructuring costs in 2006	$–	$.7

Net Sales
Sales in our other specialty converting businesses increased 6% in the second quarter of 2007 compared to the second quarter of 2006. Reported sales growth included the positive impact of foreign currency translation (approximately $3 million) and incremental sales from a small acquisition. Organic sales growth during the second quarter of 2007 was approximately 3%, including the negative impact of exiting low-margin business in our specialty tape business.
Operating Income
Increased operating income in the second quarter of 2007 was due to higher sales and a reduction in operating loss from the radio-

Avery Dennison Corporation
frequency identification division. Operating income for the second quarter of 2006 included restructuring costs.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
Income from Continuing Operations Before Taxes

(In millions)	2007	2006

Net sales	$2,913.4	$2,746.9
Cost of products sold	2,139.2	1,998.7

Gross profit	774.2	748.2
Marketing, general and administrative expense	519.1	496.1
Interest expense	35.2	28.1
Other expense, net	9.6	11.6

Income from continuing operations before taxes	$210.3	$212.4

As a Percent of Sales:
Gross profit (margin)	26.6%	27.2%
Marketing, general and administrative expense	17.8	18.1
Income from continuing operations before taxes	7.2	7.7

Sales
Sales increased approximately 6% in the first six months of 2007 compared to the same period in the prior year. Organic sales growth was approximately 2% in the first six months of 2007, which reflected increased sales in our Pressure-sensitive Materials segment and other specialty converting businesses. The growth in Pressure-sensitive Materials and other specialty converting businesses was offset by organic declines in sales for our Retail Information Services and Office and Consumer Products segments.
Foreign currency translation had a favorable impact on the change in sales of approximately $94 million in the first six months of 2007. Incremental sales from acquisitions, net of product line divestitures, had a positive impact of $27 million in the first six months of 2007.
Gross Profit
Gross profit margin for the first six months of 2007 declined compared to the same period last year, as benefits from restructuring actions and other productivity improvements and impact of the Paxar acquisition were more than offset by the effect of a more competitive pricing environment and unfavorable product mix in the roll materials business, unfavorable segment mix (segments with lower gross profit margin representing a higher percentage of total sales), higher raw material costs, employee-related costs, and transition costs associated with new productivity improvement actions.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in the first six months of 2007 compared to the same period last year primarily reflected costs from the Paxar acquisition and related integration expense (totaling approximately $20 million, of which $8 million represent integration costs). The impact of foreign currency translation (approximately $13 million) was mostly offset by savings from restructuring actions and other cost reductions.
Other Expense, net

(In millions, pretax)	2007	2006

Restructuring costs	$3.0	$10.1
Asset impairment	–	3.2
Asset impairment – acquisition integration-related	9.5	–
Other	(2.9)	(1.7)

Other expense, net	$9.6	$11.6

In the first six months of 2007, “Other expense, net” consisted of charges for software asset impairment related to the integration of Paxar, restructuring costs including severance and other employee-related costs, and expenses related to a divestiture ($.3 million), partially offset by a reversal of an accrual related to a patent lawsuit ($3.2 million). Restructuring charges in the first six months of 2007 relate to a reduction in headcount of approximately 95 positions, which impacted each of our segments.
In the first six months of 2006, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs and asset impairment costs, a gain on curtailment and settlement of a pension obligation ($1.6 million), an accrual for legal fees related to a patent lawsuit ($.4 million), and a gain on sale of investment ($10.5 million), partially offset by a charitable

Avery Dennison Corporation
contribution to Avery Dennison Foundation ($10 million). Restructuring charges in the first six months of 2006 relate to a reduction in headcount of approximately 230 positions, which impacted all of our segments. These charges were part of the company-wide cost reduction efforts begun in late 2005 and completed in 2006.
Refer to Note 11, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2007	2006

Income from continuing operations before taxes	$210.3	$212.4
Taxes on income	45.3	47.1

Income from continuing operations	165.0	165.3
Income from discontinued operations, net of tax (including gain on disposal of $1.3 and tax benefit of $15.4 in 2006)	–	15.4

Net income	$165.0	$180.7

Net income per common share	$1.68	$1.81

Net income per common share, assuming dilution	$1.67	$1.80

Net income as a percent of sales	5.7%	6.6%

Percent change in:
Net income	(8.7)%	22.8%
Net income per common share	(7.2)	23.1
Net income per common share, assuming dilution	(7.2)	23.3

Taxes on Income
Our effective tax rate from continuing operations for the first six months of 2007 was 21.5% compared with 22.2% for the same period in 2006, and 17.2% for the full year of 2006. The effective tax rate for the first six months of 2007 includes the net benefit of $3 million from discrete events, including the release of tax contingencies, partially offset by accruals relating to tax return filings and valuation allowances.
Income from Discontinued Operations
Income from discontinued operations reflects net sales of our divested raised reflective pavement marker business, which was approximately $7 million for the first six months of 2006. The divestiture resulted in a tax benefit ($15.4 million) due to capital losses arising from the sale of the business and a gain on sale of $1.3 million reported in the second quarter of 2006. Refer to Note 3, “Discontinued Operations,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

(In millions)	2007	2006

Net sales including intersegment sales	$1,815.9	$1,673.9
Less intersegment sales	(76.6)	(77.2)

Net sales	$1,739.3	$1,596.7
Operating income (1)	170.8	143.3

(1) Includes reversal of accrual related to patent lawsuit in 2007, asset impairment charges and accrual for legal fees related to patent lawsuit in 2006, and restructuring costs in both years	$(1.2)	$6.1

Net Sales
Sales in our Pressure-sensitive Materials segment increased 9% in the first six months of 2007 compared to the same period in 2006 reflecting organic sales growth and the positive impact of foreign currency translation (approximately $70 million). Organic sales growth of approximately 4% reflected international growth in both our roll materials and graphics and reflective businesses.
Our roll materials business in Europe experienced mid single-digit organic sales growth, which reflected strong growth in the east and solid growth in the west. On an organic basis, market expansion contributed to double-digit organic sales growth in the roll materials businesses in Asia and Latin America. Partially offsetting this growth, our North American roll materials business experienced a low

Avery Dennison Corporation
single-digit decline in sales, reflecting slow market conditions during the first half of 2007.
Our graphics and reflective business experienced low single-digit organic sales growth due to international growth, partially offset by a decline in the U.S.
Operating Income
Increased operating income in the first six months of 2007 reflected higher sales and cost savings from restructuring and productivity improvement initiatives, partially offset by a more competitive pricing environment and unfavorable product mix in the roll materials business, higher raw material costs and transition costs related to restructuring actions. Operating income for both years included restructuring costs and other items as described above in the table.
Retail Information Services Segment

(In millions)	2007	2006

Net sales including intersegment sales	$376.2	$337.0
Less intersegment sales	(.8)	(1.8)

Net sales	$375.4	$335.2
Operating income (1)(2)	7.8	28.6

(1) Includes integration-related software impairment in 2007, asset impairment in 2006, and restructuring costs in both years	$9.9	$4.3
(2) Includes integration costs related to the Paxar acquisition in 2007	$8.3	$–

Net Sales
Sales in our Retail Information Services segment increased 12% in the first six months of 2007 compared to the same period last year, which included sales from the Paxar acquisition (approximately $37 million) and the positive impact of foreign currency translation (approximately $7 million). On an organic basis, sales declined approximately 1% reflecting lower sales in the woven label and fastener product lines, and market weakness in the U.S.
Operating Income
Decreased operating income in the first six months of 2007 reflected software impairment charges and integration costs associated with the Paxar acquisition, higher spending on investments in information technology and employee-related costs in Asia, partially offset by savings from restructuring and productivity initiatives. Operating income in both years included restructuring costs and other items as described above in the table.
Office and Consumer Products Segment

(In millions)	2007	2006

Net sales including intersegment sales	$477.9	$506.3
Less intersegment sales	(.8)	(1.0)

Net sales	$477.1	$505.3
Operating income (1)	68.8	81.1

(1) Includes expense related to a divestiture in 2007, gain on curtailment and settlement of a pension obligation in 2006, and restructuring costs in both years	$.9	$(.8)

Net Sales
Sales in our Office and Consumer Products segment decreased 6% in the first six months of 2007 compared to the same period in 2006. This decline in reported sales reflected lower sales on an organic basis, as well as the impact of product line divestiture (approximately $9 million), partially offset by the positive impact of foreign currency translation (approximately $10 million). On an organic basis, sales declined 6% in the first six months of 2007 due to a volume shift to the fourth quarter of 2006 in advance of the January 2007 selling price increases for certain product lines and the related inventory reductions, customer inventory reductions (unrelated to the 2006 volume shift) and the loss of sales from exiting certain private label business, partially offset by a shift in timing of back-to-school orders from the third quarter into the second quarter of 2007.
Operating Income
Decreased operating income in the first six months of 2007 reflected lower sales and transition costs associated with a product line divestiture and restructuring actions, partially offset by savings from previous restructuring actions and productivity initiatives.

Avery Dennison Corporation
Operating income in both years included restructuring costs and other items as described above in the table.
Other specialty converting businesses

(In millions)	2007	2006

Net sales including intersegment sales	$330.7	$316.4
Less intersegment sales	(9.1)	(6.7)

Net sales	$321.6	$309.7
Operating income (1)	17.8	10.8

(1) Includes restructuring costs in 2006	$–	$.7

Net Sales
Sales in our other specialty converting businesses increased 4% in the first six months of 2007 compared to the same period last year. Reported sales growth included the positive impact of foreign currency translation (approximately $7 million), partially offset by the impact of a product line divestiture, net of a small acquisition (approximately $2 million). Organic sales growth during the first six months of 2007 was approximately 2%, including the negative impact of exiting low-margin business in our specialty tape business.
Operating Income
Increased operating income in the first six months of 2007 was due to higher sales, savings from restructuring and productivity initiatives, and a reduction in operating loss from the radio frequency identification division. Operating income in 2006 included restructuring costs.
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities for the First Six Months:

(In millions)	2007	2006

Net income	$165.0	$180.7
Depreciation and amortization	100.8	99.2
Deferred taxes	3.4	3.7
Asset impairment and net loss (gain) on sale and disposal of assets	13.1	(6.1)
Stock-based compensation and other non-cash items, net	.4	6.7
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(151.8)	(151.2)

Net cash provided by operating activities	$130.9	$133.0

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and divestitures and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).
In 2007, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
Uses of cash
•	Trade accounts receivable reflected the seasonal sales volume, including back-to school, and increase in the average days sales outstanding reflecting the timing of receipts from customers

•	Accounts payable and accrued liabilities reflected the timing of payments, including payments for trade rebates and bonuses

•	Inventory reflected increased purchases to support increase in volume and seasonality
Sources of cash
•	Other receivables primarily reflected the timing of collection of value-added tax receivables in Europe
In 2006, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
Uses of cash
•	Accounts payable and accrued liabilities reflected the timing of payments, including payments for trade rebates, bonuses and severance and related benefits

•	Inventory reflected build of inventory for the back-to-school season in North America and other seasonal effects

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $28 million to our pension and postretirement health benefit plans during the first three months of 2006, partially offset by benefit payments

Avery Dennison Corporation
•	Taxes on income (payable and receivable) due to the timing of payments and accruals
Cash Flow Used in Investing Activities for the First Six Months:

(In millions)	2007	2006

Purchase of property, plant and equipment	$(94.7)	$(80.5)
Purchase of software and other deferred charges	(29.0)	(15.7)
Payments for acquisitions	(1,284.1)	–
Proceeds from sale of assets	1.7	.9
Proceeds from sale of businesses and investments	–	29.3
Other	.7	(.8)

Net cash used in investing activities	$(1,405.4)	$(66.8)

Payments for acquisitions
On June 15, 2007, we completed the acquisition of Paxar, a global leader in retail tag, ticketing, and branding systems. In accordance with the terms of the acquisition agreement, each outstanding share of Paxar common stock, par value $0.10 (other than shares owned by the Company and its subsidiaries) was converted into the right to receive $30.50 in cash. The total purchase price for this transaction was approximately $1.33 billion, including transaction costs of approximately $14 million. Cash paid for acquisitions is reported net of cash acquired of approximately $47 million. Funds to complete the acquisition were derived from commercial paper borrowings, supported by a bridge revolving credit facility. Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Capital Spending
Our major capital projects in 2007 include investments for expansion in China and India serving both our materials and retail information services businesses. Our major information technology projects in 2007 include customer service and standardization initiatives.
Proceeds from Sale of Businesses and Investments
In 2006, we sold a long-term investment (proceeds of approximately $16 million), divested our raised reflective pavement marker business in the U.S. (proceeds of approximately $9 million), and divested a product line in Europe (proceeds of approximately $4 million).
Cash Flow Used in Financing Activities for the First Six Months:

(In millions)	2007	2006

Net change in borrowings and payments of debt	$1,412.2	$(57.1)
Dividends paid	(85.4)	(85.7)
Purchase of treasury stock	(63.2)	–
Proceeds from exercise of stock options, net	30.5	18.6
Other	(2.1)	8.0

Net cash provided by (used in) financing activities	$1,292.0	$(116.2)

Borrowings and Repayment of Debt
During the first six months of 2007, we increased our short-term borrowings to fund the Paxar acquisition transaction, as noted above in “Payments for acquisitions.” Additionally, proceeds from borrowings were used to support seasonal operational requirements and share repurchases.
Shareholders’ Equity
Our shareholders’ equity was $1.82 billion at June 30, 2007 compared to $1.66 billion at July 1, 2006. Our dividend per share increased to $.80 in the first six months of 2007 from $.78 in the first six months of 2006.
Shares Repurchases
During the first six months of 2007, we repurchased approximately .8 million shares totaling $52 million. We also made cash payments of $11 million related to shares repurchased in 2006, but settled in 2007.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill increased approximately $852 million during the first six months of 2007 due to preliminarily identified goodwill associated with the Paxar acquisition completed in June 2007 ($840 million), and foreign currency translation ($12 million), partially offset by a

Avery Dennison Corporation
tax adjustment related to a previous acquisition (less than $1 million).
Other intangible assets resulting from business acquisitions increased approximately $256 million during the first six months of 2007 due to the intangible assets preliminarily identified from the Paxar acquisition ($261 million), and the impact of foreign currency translation ($1 million), partially offset by amortization expense ($6 million).
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other assets increased approximately $10 million during the first six months of 2007 due primarily to purchases of software and other deferred charges ($29 million) and an increase in the cash surrender value of corporate-owned life insurance ($11 million), partially offset by normal amortization of software and other deferred charges ($15 million), software asset impairment ($9 million), and change in long-term pension assets ($7 million).
Other Shareholders’ Equity Accounts
The value of our employee stock benefit trusts decreased approximately $55 million during the first six months of 2007 due to the issuance of shares under our stock option and incentive plans of approximately $42 million, and a decrease in the market value of shares held in the trust of approximately $13 million.
Impact of Foreign Currency Translation for the First Six Months:

(In millions)	2007	2006

Change in net sales	$94	$(39)
Change in net income	5	(2)

International operations generated approximately 60% of our net sales in the first six months of 2007. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange.
The benefit to sales from currency translation in the first six months of 2007 primarily reflected a benefit of the Euro, and currencies in Great Britain, Australia, and China.
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
Operational working capital from continuing operations for the first six months:

(In millions)	2007	2006

(A) Working capital (current assets minus current liabilities; excludes working capital of held-for-sale businesses)	$(1,080.0)	$148.4
Reconciling items:
Cash and cash equivalents	(76.6)	(49.1)
Deferred taxes and other current assets	(269.8)	(160.8)

Avery Dennison Corporation

(In millions)	2007	2006

Short-term and current portion of long-term debt	1,894.3	326.5
Other current liabilities	615.6	507.5

(B) Operational working capital from continuing operations	$1,083.5	$772.5

(C) Annualized net sales (year-to-date sales, multiplied by 2)	$5,826.8	$5,493.8

Working capital, as a percent of annualized net sales (A) ÷ (C)	(18.5)%	2.7%

Operational working capital from continuing operations as a percent of annualized net sales (B) ÷ (C)	18.6%	14.1%

As a percent of annualized sales, operational working capital from continuing operations in the first six months of 2007 increased compared to the same period in the prior year. This change, which includes the impact of currency, is discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 65 days in the first six months of 2007 compared to 58 days in the first six months of 2006, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months. The change is primarily due to the acquisition of Paxar, as well as timing of sales and collection.
Inventory Ratio
Average inventory turnover was 7.5 in the first six months of 2007 compared to 8.5 in the first six months of 2006, calculated using the annualized cost of sales (cost of sales for the first six months multiplied by 2) divided by the inventory balance at quarter-end. The change is primarily due to the acquisition of Paxar, as well as higher material costs.
Accounts Payable Ratio
The average number of days payable outstanding was 56 days in the first six months of 2007 compared to 55 days in the first six months of 2006, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months. The change is primarily due to the acquisition of Paxar, partially offset by the timing of payments in Europe.
Debt and Shareholders’ Equity Ratios

	Six Months Ended
	June 30, 2007	July 1, 2006

Total debt to total capital	56.8%	38.6%
Return on average shareholders’ equity	19.0	22.9
Return on average total capital	11.9	15.2

The increase in the total debt to total capital ratio was primarily due to an increase in short-term borrowings related to the Paxar acquisition, partially offset by an increase in shareholders’ equity.
Decreases in the returns on shareholders’ equity and total capital in the first six months of 2007 compared to the first six months of 2006 were primarily due to lower net income, and higher equity and total debt outstanding. These ratios are computed using annualized net income (year-to-date net income multiplied by 2) and a three-quarter average denominator for equity and total debt accounts.
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
Capital from Debt
Our total debt increased approximately $1.43 billion in the first six months of 2007 to $2.4 billion compared to $968 million at year end 2006, reflecting increased short-term borrowings primarily related to the Paxar acquisition during the second quarter of 2007, seasonal operational requirements and share repurchases, as well as the impact of foreign currency translation.
We funded the Paxar acquisition by issuing commercial paper, supported by a bridge revolving credit facility. We intend to refinance a portion of these borrowings through the issuance of long-term debt.
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

Avery Dennison Corporation
Our credit ratings as of June 30, 2007:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service (“S&P”)	A-2	BBB+	Watch Negative
Moody’s Investors Service (“Moody’s”)	P2	A3	Under Review

Both rating agencies have placed our ratings under review due to the recent acquisition of Paxar. S&P lowered our long-term rating from A- to BBB+ due to the incremental debt incurred as a result of the Paxar acquisition. Moody’s has not yet announced the ratings impact of the Paxar acquisition-related debt. We remain committed to retaining a solid investment grade rating.
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Industry Investigations
On June 18, 2007, we were notified by the Canadian Department of Justice that the Competition Law Division of the Canadian Department of Justice had decided to close its criminal investigation (initiated in July 2004) into competitive practices in the label stock industry without further action.
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
In August 2005, we were notified by the Australian Competition and Consumer Commission that it was seeking information in connection with a label stock investigation. We are cooperating with this investigation.
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
We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 16, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings,” and Item 1A, “Risk Factors,” which are incorporated herein by reference.
Environmental
We have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at eighteen waste disposal or waste recycling sites, including Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.
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

Avery Dennison Corporation
Other
In 2005, we contacted relevant authorities in the U.S. and reported the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of our reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of our reflective business in China in 2005 were approximately $7 million. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. However, we believe that fines or other penalties may be incurred. While we are unable to predict the financial or operating impact of any such fines or penalties, we believe that our behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
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
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At June 30, 2007, the Company had guaranteed approximately $15 million.
As of June 30, 2007, we guaranteed up to approximately $21 million of certain of our foreign subsidiaries’ obligations to their suppliers.
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
RECENT ACCOUNTING REQUIREMENTS
During the first six months of 2007, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”) and the SEC were issued. Refer to Note 18, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.

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
Certain of such risks and uncertainties are discussed in more detail in Part II, Item 1A, “Risk Factors,” to this Form 10-Q for the quarter ended June 30, 2007 and Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions, including synergies expected from the integration of the Paxar business in the time and the cost anticipated; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand affecting sales to customers; impact of competitive products and pricing; selling prices; business mix shift; credit risks; ability of the Company to obtain adequate financing arrangements; fluctuations in interest rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings, including the Australian Competition and Consumer Commission investigation into industry competitive practices, and any related proceedings or lawsuits pertaining to this investigation or to the subject matter thereof or of the recently concluded investigations by the U.S. Department of Justice (“DOJ”), the European Commission, and the Canadian Department of Justice (including purported class actions seeking treble damages for alleged unlawful competitive practices, and a purported class action related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation), as well as the impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China; changes in governmental regulations; changes in economic or political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, natural disasters; and other factors.
The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) the impact of economic conditions on underlying demand for the Company’s products; (2) the impact of competitors’ actions, including expansion in key markets, product offerings and pricing; (3) the degree to which higher raw material and energy-related costs can be passed on to customers through selling price increases (and previously implemented selling price increases can be sustained), without a significant loss of volume; (4) potential adverse developments in legal proceedings and/or investigations regarding competitive activities, including possible fines, penalties, judgments or settlements; and (5) the ability of the Company to achieve and sustain targeted cost reductions, including expected synergies associated with the Paxar acquisition.
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

Avery Dennison Corporation
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
In connection with the acquisition of Paxar, the Company has performed certain due diligence procedures related to Paxar’s financial reporting and disclosure controls. As part of the ongoing integration, the Company will continue to assess the overall control environment of this business.
There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at eighteen waste disposal or waste recycling sites, including Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
On June 18, 2007, the Canadian Department of Justice notified the Company that the Competition Law Division of the Canadian Department of Justice had decided to close its criminal investigation (initiated July 9, 2004) into competitive practices in the label stock industry without further action, as described below.
On November 15, 2006, the Company announced that it had been notified that the European Commission (“EC”) had closed its investigation (initiated in May 2004) into the Company’s competitive activities in the label stock industry with no action, as described below.
On October 19, 2006, the U.S. Department of Justice (“DOJ”) notified the Company that the DOJ had decided to close its criminal investigation (initiated in April 2003) into competitive practices in the label stock industry without further action, as described below.
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

Avery Dennison Corporation
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
On July 9, 2004, the Competition Law Division of the Department of Justice of Canada notified the Company that it was seeking information from the Company in connection with a label stock investigation. The Company cooperated with the now closed investigation.
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
On June 18, 2007, the Canadian Department of Justice notified the Company that the Competition Law Division of the Canadian Department of Justice had decided to close its criminal investigation into competitive practices in the label stock industry without further action.
The Board of Directors created an ad hoc committee comprised of independent directors to oversee the foregoing matters.

Avery Dennison Corporation
The Company is unable to predict the effect of these matters at this time, although the effect could be adverse and material.
In 2005, the Company contacted relevant authorities in the U.S. and reported the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of the reflective business in China in 2005 were approximately $7 million. Based on findings to date, no changes to the Company’s previously filed financial statements were warranted as a result of these matters. However, the Company believes that fines or other penalties may be incurred. While the Company is unable to predict the financial or operating impact of any such fines or penalties, the Company believes that our behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.
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
We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in the political, social, economic, tax and regulatory environments (including tariffs) in the countries in which we operate, as well as the impact of economic conditions on underlying demand for our products. In addition, approximately 60% of our sales are from international operations. Fluctuations in currencies can cause transaction, translation and other losses to us, which can negatively impact our sales and profitability.
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
We have acquired companies and our interest in various acquisition opportunities has increased. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and personnel.
In order to grow our product lines and expand into new markets, we have made acquisitions and may do so in the future, including the acquisition of Paxar Corporation in June 2007. Various risks, uncertainties, and costs are associated with the acquisitions. Effective integration of systems, controls, objectives, personnel, product lines, markets, customers, suppliers, production facilities and cost savings can be difficult to achieve and the results are uncertain, particularly across our geographically dispersed organization. We may not be able to retain key personnel of an acquired company and we may not be able to successfully execute integration strategies or achieve projected performance targets set for the business segment into which an acquired company is integrated. Both prior to and after the closing of the transactions, our business and those of the acquired companies may suffer due to uncertainty or diversion of management attention.
There can be no assurance that acquisitions will be successful and contribute to our profitability and we may not be able to identify new acquisition opportunities in the future.

Avery Dennison Corporation
Our increased level of indebtedness following the Paxar acquisition could limit our ability to incur additional debt to fund business needs over the medium term.
As a result of the Paxar acquisition in June 2007, our debt levels approximately doubled. Although significant debt reduction is anticipated over the medium term from both the cash flow generation of our underlying businesses and the synergies expected from the acquisition, circumstances both within and beyond our control could cause debt levels to remain elevated for a longer time frame than anticipated. These higher debt levels could negatively impact our ability to meet other business needs or opportunities and could result in higher financing costs.
Potential adverse developments in legal proceedings and an investigation regarding competitive activities and other legal, compliance and regulatory matters, including those involving product and trade compliance, Foreign Corrupt Practices Act issues and other matters, could impact us materially.
Our financial results could be materially adversely impacted by an unfavorable outcome to pending or future litigation and investigations, including an Australian Competition and Consumer Commission investigation into industry competitive practices, lawsuits pertaining to this investigation or to the subject matter of now concluded investigations by the U.S. Department of Justice, the European Commission, and the Competition Law Division of the Department of Justice of Canada (including purported class actions in the United States seeking treble damages for alleged unlawful competitive practices, and a purported class action related to alleged disclosure and fiduciary duty violations pertaining to alleged unlawful competitive practices, which were filed after the announcement of the U.S. Department of Justice investigation), the impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China, and other legal, compliance and regulatory matters, including product and trade compliance. See Item 1, “Legal Proceedings.” There can be no assurance that any investigation or litigation outcome will be favorable.
Our future results may be affected if we generate less productivity improvement than projected.
We are undertaking efforts to reduce costs in many of our operations, including closure of facilities, headcount reductions, organizational simplification and restructuring, process standardization, and manufacturing relocation, and using a variety of tools such as Lean Sigma and Kaizen events, to increase productivity, which is not assured. Lower levels of productivity could reduce profitability. In addition, cost reduction actions could expose us to additional production risk and loss of sales.
As a manufacturer, our sales and profitability are also dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and the ability to control or pass on costs of raw materials and labor.
Inflationary and other increases in the costs of raw materials, labor and energy have occurred in the past and are expected to recur, and our performance depends in part on our ability to pass on these cost increases to customers in our selling prices for products, and to effect improvements in productivity. Also, it is important that we are able to obtain timely delivery of materials, equipment, and packaging from suppliers, and to make timely delivery to customers. A disruption to our supply chain could adversely affect our sales and profitability.
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
The timely introduction of new products and improvements in current products helps determine our success. Research and development for each of our operating segments is complex and uncertain and requires innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or we could suffer delays in production or launch of new products that could compromise our competitive position in such product markets.

Avery Dennison Corporation
Infringing intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property and patents could harm our ability to compete or grow.
Because our products involve complex technology and chemistry, we are from time to time involved in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. If we are held liable for infringement, we could be required to pay damages or obtain licenses or to cease making or selling certain products. There can be no assurance that licenses will be available at all, or will be available on commercially reasonable terms, and the cost to defend these claims, whether or not meritorious, or to develop new technology could be significant and could divert the attention of management.
We also could have our intellectual property infringed. We attempt to protect and restrict access to our intellectual property and proprietary information, by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as on nondisclosure agreements, but it may be possible for a third party to obtain our information without our authorization, to independently develop similar technologies, or to breach non-disclosure agreement entered into with us. In addition, many of the countries in which we operate do not have intellectual property laws that protect proprietary rights as fully as in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain competitive advantage we have, cause us to lose sales, or otherwise harm our business. Further, the costs involved to protect our intellectual property rights could adversely impact our profitability.
We have obtained and applied for some U.S. and foreign trademark registrations and patents, and will continue to evaluate whether to register additional trademarks and seek patents as appropriate. We cannot guarantee that any of the pending applications will be approved by the applicable government authorities. Further, we cannot assure that the validity of our patents or our trademarks will not be challenged. In addition, third parties might be able to develop competing products using technology that avoids our patents.
The amount of various taxes we pay is subject to ongoing compliance requirements and audits by federal, state and foreign tax authorities.
Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts, and circumstances existing at that time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate and/or our financial results. We are in the process of reviewing Paxar’s compliance with such requirements.
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
The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings in future periods. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.
Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans are evaluated by us in consultation with outside actuaries. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, our future pension and projected postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations for each plan. Future pension funding requirements, and the timing of funding payments, could be affected by legislation enacted by the relevant governmental authorities.

Avery Dennison Corporation
In order for us to remain competitive, it is important to recruit and retain highly-skilled employees. We also utilize various outsourcing arrangements for certain services.
There is significant competition to recruit and retain skilled employees. Due to rapid expansion in certain markets and the ongoing productivity efforts and recent employee reductions, it may be difficult for us to retain and recruit sufficient numbers of highly-skilled employees. We have outsourced certain services to multiple third-party service providers, and may outsource other services in the future to achieve cost savings and efficiencies. Service provider delays, resource availability, business issues or errors may lead to disruption in our businesses and/or increased costs. If we do not effectively develop, implement and manage outsourcing strategies, third-party providers do not perform effectively and timely, or we experience problems with a transition, we may experience disruption in our businesses, we may not be able to achieve the expected cost savings, and we may have to incur additional costs to correct errors made by such service providers.
We need to comply with many environmental, health, and safety laws.
Due to the nature of our business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities; impact our production capabilities; constrict our ability to sell, expand or acquire facilities; and generally impact our financial performance. We have accrued liabilities for environmental clean-up sites, including sites for which governmental agencies have designated us as a potentially responsible party, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. We are in the process of reviewing the environmental matters related to Paxar. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites and other sites, which could be identified in the future for cleanup, could be higher than the liability currently accrued.
In order to mitigate risk, it is important that we obtain various types of insurance.
We have various types of insurance including property, workers compensation and general liability. Insurance costs can be unpredictable and may adversely impact our financial results.
Significant disruption to our information technology infrastructure could adversely impact our operations, sales, customer relations, and financial results.
We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our worldwide divisions. Like other information technology systems, ours is susceptible to damage or interruptions caused by obsolescence, natural disasters, power failures, viruses and security breaches. We upgrade and install new systems, which if installed or programmed incorrectly or if installation is delayed, could cause significant disruptions. We have implemented certain measures to reduce our risk related to system and network disruptions, but if a disruption occurs, we could incur losses and costs for remediation and interruption of operations. Additionally, we rely on services provided by third-party vendors for a significant portion of our information technology support, development and implementation.
Our share price may be volatile.
Our stock price is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including market expectations for our performance, the level of perceived growth of our industries, and announcements concerning industry investigations, have also impacted our share price. There can be no assurance that our stock price will be less volatile in the future.
If our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing from capital markets.
Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings. Standard and Poor’s (“S&P”) has assigned us a credit rating of A-2 for short-term and BBB+ for long-term financing. S&P has our long term ratings on credit watch with negative implications pending the completion of the permanent financing of the Paxar acquisition. Moody’s Investors Service (“Moody’s”) has assigned us a credit rating of P2 for short-term and A3 for long-term financing. Moody’s has our long term rating under review for possible downgrade as a result of the additional debt incurred to fund the Paxar acquisition. If our credit ratings were further downgraded, our financial flexibility could decrease and the cost to borrow would increase.
Our reputation, sales, and earnings could be affected adversely if the quality of our products and services does not meet customer

Avery Dennison Corporation
expectations.
There are occasions when we manufacture products with quality issues resulting from defective materials, manufacturing, packaging or design. Many of these issues are discovered before shipping but this causes delays in shipping, delays in the manufacturing process, and occasionally cancelled orders. When the issues are discovered after shipment, this causes additional shipping costs, possible discounts, possible refunds, and potential loss of future sales. Both pre-shipping and post-shipping quality issues can result in financial consequences along with a negative impact on our reputation.
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
We manufacture most of our products, but we also use third-party manufacturers, for example, for specialty jobs or capacity overflow. Outsourced manufacturers reduce our ability to prevent product quality issues, late deliveries, customer dissatisfaction and compliance with customer requirements for labor standards. Because of possible quality issues and customer dissatisfaction, outsourced manufacturers could have an adverse effect on our business and financial results.
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
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. Repurchases of equity securities during the second quarter ended June 30, 2007 are listed in the following table.

			Remaining
	Total shares	Average price per	authorization to
(Shares in thousands, except per share amounts)	repurchased(1)	share	repurchase shares

April 1, 2007 – April 28, 2007	138.9	$63.26	4,154.7
April 29, 2007 – May 26, 2007	80.6	62.89	4,154.7

Quarterly total	219.5	$63.12	4,154.7

(1)	Includes shares repurchased through non-cash activities that were delivered (actually or constructively) to the Company by participants exercising stock options during the second quarter of 2007 under the Company’s stock option and incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Avery Dennison Corporation
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Information called for in this Item during the period is incorporated by reference to Part II, Item 4 in the Company’s Form 10-Q filed on May 10, 2007.
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 10.2:	Revolving Credit Agreement, dated June 13, 2007

Exhibit 12:	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1:	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Avery Dennison Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION (Registrant)
/s/ Daniel R. O’Bryant
Daniel R. O'Bryant
Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ Mitchell R. Butier
Mitchell R. Butier
Vice President and Controller (Chief Accounting Officer) August 9, 2007