Form 10-Q
period 2007-09-29
AVERY DENNISON CORPORATION
filed 2007-11-07
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007.
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
Large accelerated filer  ☑           Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of October 27, 2007: 106,480,795

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2007 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 29, 2007	December 30, 2006

Assets
Current assets:
Cash and cash equivalents	$77.3	$58.5
Trade accounts receivable, less allowances of $67.4 and $58.9 for 2007 and 2006, respectively	1,112.4	910.2
Inventories, net	630.9	471.8
Deferred taxes and other current assets	241.6	214.9

Total current assets	2,062.2	1,655.4
Property, plant and equipment	3,154.5	2,775.6
Accumulated depreciation	(1,585.5)	(1,466.2)

Property, plant and equipment, net	1,569.0	1,309.4
Goodwill	1,638.6	715.9
Other intangibles resulting from business acquisitions, net	320.8	95.5
Other assets	530.9	517.4

	$6,121.5	$4,293.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$1,572.3	$466.4
Accounts payable	660.3	630.1
Other current liabilities	635.0	602.3

Total current liabilities	2,867.6	1,698.8
Long-term debt	755.5	501.6
Non-current deferred and payable income taxes and other long-term liabilities	600.7	412.7
Commitments and contingencies (see Note 16)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at September 29, 2007 and December 30, 2006; issued – 124,126,624 shares at September 29, 2007 and December 30, 2006; outstanding – 98,288,035 shares and 98,313,102 shares at September 29, 2007 and December 30, 2006, respectively	124.1	124.1
Capital in excess of par value	832.3	881.5
Retained earnings	2,238.2	2,139.9
Cost of unallocated ESOP shares	(5.7)	(5.7)
Employee stock benefit trusts, 8,162,760 shares and 8,896,474 shares at September 29, 2007 and December 30, 2006, respectively	(463.5)	(602.5)
Treasury stock at cost, 17,645,829 shares and 16,887,048 shares at September 29, 2007 and December 30, 2006, respectively	(858.2)	(806.7)
Accumulated other comprehensive income (loss)	30.5	(50.1)

Total shareholders’ equity	1,897.7	1,680.5

	$6,121.5	$4,293.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$1,680.4	$1,417.6	$4,593.8	$4,164.5
Cost of products sold	1,214.8	1,026.9	3,354.0	3,025.6

Gross profit	465.6	390.7	1,239.8	1,138.9
Marketing, general and administrative expense	330.4	252.6	849.5	748.7
Interest expense	35.7	14.1	70.9	42.2
Other expense, net	33.6	19.5	43.2	31.1

Income from continuing operations before taxes	65.9	104.5	276.2	316.9
Taxes on income	7.5	19.2	52.8	66.3

Income from continuing operations	58.4	85.3	223.4	250.6
(Loss) income from discontinued operations, net of tax (including gain on disposal of $1.5 and tax benefit of $14.9 in 2006)	–	(.3)	–	15.1

Net income	$58.4	$85.0	$223.4	$265.7

Per share amounts:
Net income per common share:
Continuing operations	$.59	$.85	$2.28	$2.51
Discontinued operations	–	–	–	.15

Net income per common share	$.59	$.85	$2.28	$2.66

Net income per common share, assuming dilution:
Continuing operations	$.59	$.85	$2.26	$2.50
Discontinued operations	–	–	–	.15

Net income per common share, assuming dilution	$.59	$.85	$2.26	$2.65

Dividends	$.40	$.39	$1.20	$1.17

Average shares outstanding:
Common shares	98.3	100.1	98.1	100.0
Common shares, assuming dilution	98.9	100.5	98.9	100.4

Common shares outstanding at period end	98.3	100.2	98.3	100.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006

Operating Activities
Net income	$223.4	$265.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128.8	115.8
Amortization	35.6	32.7
Deferred taxes	2.5	18.3
Asset impairment and net loss (gain) on sale and disposal of assets	36.4	(4.5)
Stock-based compensation	15.5	16.5
Other non-cash items, net	(7.6)	(8.4)
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(129.0)	(76.2)

Net cash provided by operating activities	305.6	359.9

Investing Activities
Purchase of property, plant and equipment	(136.3)	(110.6)
Purchase of software and other deferred charges	(39.9)	(24.2)
Payments for acquisitions	(1,285.2)	(13.4)
Proceeds from sale of assets	2.8	1.2
Proceeds from sale of businesses and investments	–	29.5
Other	(.2)	4.0

Net cash used in investing activities	(1,458.8)	(113.5)

Financing Activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	1,263.1	(200.8)
Additional borrowings (maturities longer than 90 days)	248.8	–
Payments of debt (maturities longer than 90 days)	(181.9)	(2.3)
Dividends paid	(128.0)	(128.5)
Purchase of treasury stock	(63.2)	–
Proceeds from exercise of stock options, net	34.4	24.4
Other	(2.5)	12.2

Net cash provided by (used in) financing activities	1,170.7	(295.0)

Effect of foreign currency translation on cash balances	1.3	.9

Increase (decrease) in cash and cash equivalents	18.8	(47.7)
Cash and cash equivalents, beginning of year	58.5	98.5

Cash and cash equivalents, end of period	$77.3	$50.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of Avery Dennison Corporation’s (the “Company”) interim results. The unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s 2006 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K.
The third quarters of 2007 and 2006 consisted of thirteen-week periods ending September 29, 2007 and September 30, 2006, respectively. The interim results of operations are not necessarily indicative of future financial results.
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
Preliminary Purchase Price Allocation
The total purchase price was approximately $1.33 billion for the outstanding shares of Paxar, including transaction costs of approximately $15 million. The acquisition was initially funded by commercial paper borrowings, supported by a bridge revolving credit facility (see Note 7, “Debt”). The Company assumed liabilities of approximately $371 million, including accounts payable and other current and long-term liabilities.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the preliminary balance sheet allocation of the purchase price as of September 29, 2007 has been made and recorded in the unaudited Condensed Consolidated Financial Statements. The preliminary allocation of the purchase price was primarily based on preliminary third-party valuations of the acquired assets; however, ongoing assessments are expected to impact the allocation of the purchase price.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

(In millions)	June 15, 2007

Current assets (including cash and cash equivalents of approximately $47 million)	$350.4
Property, plant, and equipment, net	246.2
Other assets	1.0
Intangible assets	234.2
Goodwill	895.4

Total assets acquired	$1,727.2

Current liabilities	200.1
Other long-term liabilities	170.9
Other equity	23.7

Total liabilities and other equity	$394.7

Net assets acquired	$1,332.5

Avery Dennison Corporation
The excess of the cost-basis over the fair value of the net tangible assets acquired is currently estimated to be approximately $1.1 billion, including goodwill of approximately $895 million and identified intangible assets of approximately $234 million, which includes amortizable and non-amortizable intangible assets. Identifiable intangible assets consist of customer relationships, patents and other acquired technology and other intangibles. The goodwill from this acquisition is not expected to be deductible for U.S. tax purposes. Refer also to Note 6, “Goodwill and Other Intangibles Resulting from Business Acquisitions.” There were no in-progress research and development assets acquired as a result of the acquisition.
Integration Actions
As a result of the Paxar acquisition, the Company identified certain liabilities of $8.5 million for restructuring actions which were recorded as part of the Company’s preliminary purchase price allocation. Included in this amount are $6.7 million of severance costs for involuntary terminations of 532 employees of Paxar, lease cancellation costs of $1.3 million, and other related costs of $.5 million. Severance costs are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Severance and related costs represent cash paid or to be paid to employees terminated under these actions.

Purchase Price
(In millions)	Adjustments

Severance and other employee costs
Accrual at June 30, 2007	$2.0
Accrual at September 29, 2007	4.7

Total Accruals	6.7
2007 Payments	(1.1)

Balance at September 29, 2007	$5.6

Other
Lease cancellation costs	1.3
Other	.5

$1.8

During the third quarter of 2007, the Company also recognized additional purchase price adjustments by reducing the fair value for certain acquired property, plant and equipment by approximately $6.1 million, reflected above in “Preliminary Purchase Price Allocation.”
Additional liabilities for exit activities and integration costs are being determined and are expected to be recorded in connection with future purchase price allocations.
Included in the assumed current liabilities were accrued restructuring costs related to Paxar’s pre-acquisition restructuring program. At September 29, 2007, approximately $8 million remained accrued in connection with this program.
Other
In connection with this acquisition, certain change-in-control provisions provided that approximately $27 million was to be paid to certain key executives of Paxar. This amount includes severance, bonuses, accelerated vesting of stock options, performance share awards, restricted stock, and other items. In connection with these items, $16.4 million remained accrued in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet at September 29, 2007.
Included in the assumed long-term liabilities was a postretirement benefit plan obligation totaling approximately $11 million for certain retired executives of Paxar. The Company expects to incur an additional $.2 million of net periodic cost for the remainder of 2007. The Company contributed $.2 million to this plan during the nine months ended September 29, 2007. For the remainder of 2007, the Company expects to contribute an additional $.3 million to this plan.
Other equity includes the total amount related to converted Paxar stock options and performance share awards of approximately $24 million. This total includes amounts related to converted but unvested stock options and performance share awards (approximately $5 million), which will be recognized in the Company’s operating results over the remaining vesting periods for these equity awards. Refer to Note 10, “Stock-based Compensation,” for further information.

Avery Dennison Corporation
Refer to Note 13, “Taxes Based on Income,” for information on the tax-related impact of the acquisition.
Pro Forma Results of Operations
The following table represents the unaudited pro forma results of operations for the Company as though the acquisition of Paxar had occurred at the beginning of 2006. The pro forma results include estimated interest expense associated with commercial paper borrowings to fund the acquisition; amortization of intangible assets that have been acquired; adjustment to income tax provision using the worldwide combined effective tax rates of both the Company and Paxar; elimination of intercompany sales and profit in inventory; fair value adjustments to inventory; and additional depreciation resulting from fair value amounts allocated to real and personal property over the estimated useful lives. The pro forma results of operations have been prepared based on the preliminary allocation of the purchase price and are expected to be adjusted as a result of the finalization of the purchase price allocation. This pro forma information is for comparison purposes only, and is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of 2006, nor is it necessarily indicative of future results.

	Three Months Ended				Nine Months Ended
(In millions, except per share amounts)	September 29, 2007	(1)	September 30, 2006	(2)	September 29, 2007	(3)	September 30, 2006	(4)

Net sales	$1,680.4		$1,630.7		$5,008.3		$4,803.7

Net income from continuing operations	58.4		94.4		198.3		239.8

Net income per common share from continuing operations	.59		.94		2.02		2.40

Net income per common share from continuing operations, assuming dilution	.59		.94		2.00		2.38

(1)	The pro forma results of operations for the third quarter of 2007 include the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”

(2)	The pro forma results of operations for the third quarter of 2006 include the impact of Paxar’s gain on a lawsuit settlement of $39.4, partially offset by restructuring costs and other charges of $1.8, as well as the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”

(3)	The pro forma results of operations for the first nine months of 2007 include the impact of Paxar’s restructuring costs and other charges of $1.8 and merger-related costs of $1.5, as well as the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”

(4)	The pro forma results of operations for the first nine months of 2006 include the impact of Paxar’s gain on a lawsuit settlement of $39.4 partially offset by restructuring costs and other charges of $6.3, as well as the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”
Prior to the acquisition, the Company sold certain roll materials products to Paxar. The Company’s net sales to Paxar prior to the acquisition were approximately $8 million and approximately $15 million during 2007 and 2006, respectively.
Note 3. Discontinued Operations
In 2006, the Company completed the sale of its raised reflective pavement markers business, which was announced in December 2005. The results for this business were accounted for as discontinued operations in the consolidated financial statements for the years presented herein. The divestiture resulted in a tax benefit ($14.9 million) due to capital losses arising from the sale of the business and a gain on sale ($1.5 million) reported for the nine months ended September 30, 2006. This business was previously included in the Pressure-sensitive Materials segment.
Summarized, combined statement of income for discontinued operations:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2006	September 30, 2006

Net sales	$.2	$7.2

Loss before taxes	–	(1.0)
Tax expense	–	.3

Loss from operations, net of tax	–	(1.3)
Gain on sale of discontinued operations	.2	1.5
Tax expense (benefit) from sale	.5	(14.9)

(Loss) income from discontinued operations, net of tax	$(.3)	$15.1

Avery Dennison Corporation
Note 4. Accounts Receivable
The Company recorded expenses related to the allowances for trade accounts receivable of $11.4 million and $25.1 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. The Company records these allowances based on estimates related to the following factors:
•	Customer specific allowances

•	Amounts based upon an aging schedule

•	An estimated amount, based on the Company’s historical experience
Note 5. Inventories
Inventories consisted of:

(In millions)	September 29, 2007	December 30, 2006

Raw materials	$237.2	$157.6
Work-in-progress	138.9	118.4
Finished goods	281.0	220.9

Inventories at lower of FIFO cost or market (approximates replacement cost)	657.1	496.9
Less LIFO adjustment	(26.2)	(25.1)

Inventory, net (on blended FIFO and LIFO basis)	$630.9	$471.8

Note 6. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill from continuing operations for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Balance as of December 31, 2005	$313.6	$201.3	$157.9	$.3	$673.1
Transfer of business (1)	–	(3.1)	–	3.1	–
Goodwill acquired during the period	–	–	–	10.4	10.4
Acquisition adjustments (2)	–	.3	–	–	.3
Translation adjustments	18.8	2.0	11.2	.1	32.1

Balance as of December 30, 2006	332.4	200.5	169.1	13.9	715.9
Goodwill acquired during the period (3)	–	897.3	–	–	897.3
Acquisition adjustments (4)	–	(.5)	–	–	(.5)
Translation adjustments	17.2	1.5	7.1	.1	25.9

Balance as of September 29, 2007	$349.6	$1,098.8	$176.2	$14.0	$1,638.6

(1)	Refers to the transfer of the business media division from Retail Information Services to other specialty converting businesses to align with a change in the Company’s internal reporting structure.

(2)	Acquisition adjustments in 2006 consisted of the purchase price allocation of a small acquisition in 2005.

(3)	Goodwill acquired during the period includes Paxar acquisition in June 2007, as well as a buy-out of minority interest shareholders associated with RVL Packaging, Inc.

(4)	Acquisition adjustments in 2007 consisted of a tax adjustment associated with RVL Packaging, Inc.
Goodwill and other intangible assets and related useful lives include the preliminary allocation of the purchase price of Paxar, based on preliminary third-party valuations of the acquired assets; as such, the balances may change as a result of the finalization of the purchase price allocation. Refer to Note 2, “Acquisitions,” for further information.
In connection with the Paxar acquisition, the Company acquired approximately $30 million of intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. These intangible assets were not included in the table below.

Avery Dennison Corporation
The following table sets forth the Company’s preliminary estimates of other intangible assets resulting from business acquisitions at September 29, 2007 and December 30, 2006, which continue to be amortized:

	September 29, 2007			December 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$274.7	$35.2	$239.5	$93.0	$25.1	$67.9
Trade names and trademarks	45.5	37.8	7.7	43.2	33.6	9.6
Patented and other acquired technology	52.5	13.0	39.5	28.3	11.0	17.3
Other intangibles	8.5	4.4	4.1	4.8	4.1	.7

Total	$381.2	$90.4	$290.8	$169.3	$73.8	$95.5

Amortization expense on other intangible assets resulting from business acquisitions was $7 million and $12.5 million for the three and nine months ended September 29, 2007, respectively, and $2.8 million and $8.1 million for the three and nine months ended September 30, 2006, respectively. Based on current information, including the preliminary assessment for Paxar, estimated amortization expense for other intangible assets resulting from business acquisitions for this fiscal year and each of the next four fiscal years is expected to be approximately $20 million, $28 million, $28 million, $28 million and $28 million, respectively.
The weighted-average amortization periods from the date of acquisition for amortizable intangible assets resulting from business acquisitions are fifteen years for customer relationships, eleven years for trade names and trademarks, thirteen years for patented and other acquired technology, ten years for other intangibles and fourteen years in total. As of September 29, 2007, the weighted-average remaining useful life of acquired amortizable intangible assets are twelve years for customer relationships, five years for trade names and trademarks, nine years for patented and other acquired technology, seven years for other intangibles and eleven years in total.
Note 7. Debt
In September 2007, a subsidiary of the Company issued $250 million senior notes (guaranteed by the Company) bearing interest at a rate of 6.625% per year, due October 2017. The net proceeds from the offering were approximately $247 million and were used to refinance current long-term debt maturities and commercial paper initially used to finance the Paxar acquisition.
In August 2007, the Company amended its existing revolving credit agreement, increasing commitments from $525 million to $1 billion and extending the maturity to August 2012. Commitments were provided by 12 domestic and foreign banks. Financing available under the agreement will be used as a commercial paper back-up facility and is also available to finance other corporate requirements, including acquisitions.
In June 2007, the Company entered into a bridge revolving credit facility (“Credit Facility”) with five domestic and foreign banks for a total commitment of $1.35 billion, expiring June 11, 2008, for terms which are generally similar to existing credit facilities. Financing available under this agreement is permitted to be used for working capital, commercial paper back-up and other general corporate purposes, including acquisitions.
The Credit Facility and the revolving credit agreement are subject to customary financial covenants, including a leverage ratio and an interest coverage ratio, for which the Company is in compliance.
The Company used the Credit Facility to support commercial paper borrowings totaling approximately $1.3 billion to initially fund the Paxar acquisition, discussed in detail in Note 2, “Acquisitions.” Such commercial paper borrowings are included in “Short-term and current portion of long-term debt” in the unaudited Condensed Consolidated Balance Sheet.
In connection with the Paxar acquisition, the Company has assumed additional stand-by letters of credit of $7.3 million and debt of approximately $5 million outstanding at September 29, 2007.

Avery Dennison Corporation
Note 8. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$4.6	$3.4	$4.8	$3.1	$13.9	$10.0	$14.4	$9.5
Interest cost	8.4	6.0	7.4	4.7	25.1	17.8	22.3	14.0
Expected return on plan assets	(12.2)	(6.1)	(11.7)	(4.7)	(36.7)	(18.0)	(35.1)	(14.2)
Recognized net actuarial loss	2.4	2.0	2.0	1.6	7.1	5.9	6.0	4.7
Amortization of prior service cost	.4	.2	.5	.2	1.4	.5	1.4	.5
Amortization of transition obligation or asset	–	(.3)	–	(.3)	–	(.8)	–	(.9)
Net transfer in (1)	–	–	–	4.0	–	–	–	4.0
Recognized gain on curtailment and settlement of an obligation (2)	–	–	–	–	–	–	–	(1.6)

Net periodic benefit cost	$3.6	$5.2	$3.0	$8.6	$10.8	$15.4	$9.0	$16.0

	Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(In millions)	U.S.	U.S.	U.S.	U.S.

Components of net periodic benefit cost:
Service cost	$.3	$.2	$.8	$.7
Interest cost	.3	.5	1.2	1.3
Recognized net actuarial loss	.2	.4	.9	1.1
Amortization of prior service cost	(.6)	(.6)	(1.5)	(1.5)

Net periodic benefit cost	$.2	$.5	$1.4	$1.6

(1)	“Net transfer in” in 2006 relates to the valuation of additional pension plans.

(2)	Recognized gain in 2006 relates to the divestiture of the Company’s filing business in Europe.
The Company contributed $1.8 million and $26.9 million to its U.S. pension plans during the nine months ended September 29, 2007 and September 30, 2006, respectively. The Company expects to contribute an additional $.8 million to its U.S. pension plans for the remainder of 2007. Additionally, the Company contributed $4.6 million and $2.6 million to its postretirement health benefit plans during the nine months ended September 29, 2007 and September 30, 2006, respectively. For the remainder of 2007, the Company expects to contribute an additional $1.4 million to its postretirement health benefit plans.
The Company contributed $10.3 million and $5.4 million to its international pension plans during the nine months ended September 29, 2007 and September 30, 2006, respectively. For the remainder of 2007, the Company expects to contribute an additional $2.3 million to its international pension plans.
Refer to Note 2, “Acquisitions,” for information related to the assumed postretirement benefit plan obligation associated with the Paxar acquisition.
Note 9. Research and Development
Research and development expense for the three and nine months ended September 29, 2007 was $25.2 million and $71.0 million, respectively. For the three and nine months ended September 30, 2006, research and development expense was $21.5 million and $65.1 million, respectively.
Note 10. Stock-Based Compensation
Net income included pretax stock-based compensation expense related to stock options, performance share awards, restricted stock units (“RSUs”) and restricted stock of $15.5 million and $16.5 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Included in this expense are Paxar converted stock options and performance share awards, totaling $1.1 million. The total stock-based compensation expense was included in “Marketing, general and administrative expense” and was recorded in corporate expense and the Company’s operating segments, as appropriate.
As of September 29, 2007, the Company has $31.7 million of unrecognized compensation cost related to unvested stock options, performance share awards, RSUs and restricted stock under the Company’s plans. Included in this unrecognized compensation cost are Paxar converted stock options and performance share awards, totaling $4.2 million. The total unrecognized compensation cost is expected to be recognized over the remaining weighted-average requisite service period of approximately 3 years for stock options, 2 years for RSUs and 3 years for restricted stock.

Avery Dennison Corporation
Paxar Acquisition
In connection with the Paxar acquisition, the Company converted Paxar’s stock options based on the acquisition price of $30.50 per share divided by the Company’s twenty-day average stock price prior to the acquisition date, which was $64.82. The total number of stock options resulting from this conversion was approximately 700,000.
In accordance with SFAS No. 123(R), “Share-Based Payment,” the total equity compensation recorded in “Capital in excess of par value” in the Shareholders’ equity section of the unaudited Condensed Consolidated Balance Sheet was approximately $24 million for Paxar’s converted stock options. This amount was reduced by approximately $2 million related to unvested stock options. The compensation expense for these unvested stock options is based on the remaining vesting period of approximately 2 years.
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
Additionally, the Company converted Paxar’s performance share awards into approximately 80,000 shares of the Company’s common stock, based on the acquisition price of $30.50 per share divided by the Company’s twenty-day average stock price prior to the acquisition date, which was $64.82. The total equity compensation of approximately $5 million for vested and unvested performance share awards, recorded in “Capital in excess of par value” in the Shareholders’ equity section of the unaudited Condensed Consolidated Balance Sheet was calculated using the Company’s ending stock price at June 15, 2007 of $66.69. This amount was reduced by approximately $3 million related to unvested performance share awards. The compensation expense for these unvested performance share awards is based on the remaining vesting period, which is approximately 2 years.
Note 11. Cost Reduction Actions
Severance charges recorded under the restructuring actions below are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. Charges below are included in “Other expense, net” in the Consolidated Statement of Income.
Third Quarter 2007
In the third quarter of 2007, the Company recorded a pretax charge of $28.8 million consisting of $21.3 million of asset impairment and lease cancellation charges and $7.5 million of severance and related costs resulting in the elimination of approximately 230 employees impacting all segments. As of September 29, 2007, approximately 135 employees impacted by this action remain with the Company.

	Pressure-	Retail		Office and	Other
	sensitive	Information		Consumer	specialty
	Materials	Services		Products	converting
(In millions)	Segment	Segment		Segment	businesses	Corporate	Total

Severance and other employee costs
Beginning balance	$3.1	$3.1		$.1	$1.2	$–	$7.5
Payments	(.2)	(1.0)		(.1)	(.2)	–	(1.5)

Balance at September 29, 2007	$2.9	$2.1		$–	$1.0	$–	$6.0

Asset Impairments
Machinery and equipment	$10.9	$1.3		$–	$.3	$.8	$13.3
Software	–	7.6		–	–	–	7.6
Other
Lease cancellations	–	–		.4	–	–	.4

	$10.9	$8.9	(1)	$.4	$.3	$.8	$21.3

(1)	Acquisition-related

Avery Dennison Corporation
Second Quarter 2007
In the second quarter of 2007, the Company recorded a pretax charge of $10.4 million consisting of $9.5 million of asset impairment and $.9 million related to severance and related costs resulting in the elimination of approximately 20 employees in the Pressure-sensitive Materials and Retail Information Services segments. All employees impacted by this action left the Company during the second quarter of 2007.

	Pressure-	Retail
	sensitive	Information
	Materials	Services
(In millions)	Segment	Segment		Total

Severance and other employee costs
Beginning balance	$.5	$.4		$.9
Payments	(.1)	(.4)		(.5)

Balance at September 29, 2007	$.4	$–		$.4

Asset Impairments
Software	–	9.5		9.5

	$–	$9.5	(1)	$9.5

(1)	Acquisition-related
First Quarter 2007
In the first quarter of 2007, the Company recorded a pretax charge of $2.1 million related to severance and related costs resulting in the elimination of approximately 75 positions in the Pressure-sensitive Materials and Office and Consumer Products segments. As of September 29, 2007, all employees impacted by this action have left the Company.

	Pressure-	Office and
	sensitive	Consumer
	Materials	Products
(In millions)	Segment	Segment	Total
Severance and other employee costs
Beginning balance	$1.5	$.6	$2.1
Payments	(1.4)	(.3)	(1.7)

Balance at September 29, 2007	$.1	$.3	$.4

2006
During the first three quarters of 2006, the Company continued its cost reduction efforts that were initiated in late 2005, resulting in a further headcount reduction of 410 employees, as well as the impairment of certain assets. In the fourth quarter of 2006, the Company initiated new cost reduction actions, resulting in the elimination of approximately 180 positions and the impairment of certain assets. At September 29, 2007, approximately 60 employees (all related to actions initiated in the fourth quarter of 2006) remain with the Company and are expected to leave in 2007. Pretax charges related to these actions totaled $29.3 million, including severance and related costs of $21.1 million, impairment of fixed assets and buildings of $6.9 million and lease cancellation charges of $1.3 million. The table below summarizes the accruals and payments related to these actions:

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Severance and other employee costs
Accrual at April 1, 2006	$2.6	$2.0	$.8	$–	$–	$5.4
Accrual at July 1, 2006	2.0	2.0	–	.7	–	4.7
Accrual at September 30, 2006	.8	3.6	–	.1	–	4.5
Accrual at December 30, 2006	1.9	1.8	1.5	1.3	–	6.5

Total accruals for 2006 actions	7.3	9.4	2.3	2.1	–	21.1
2006 payments	(4.5)	(5.3)	(.8)	(1.4)	–	(12.0)
2007 payments	(2.1)	(3.9)	(.6)	(.5)	–	(7.1)

Balance at September 29, 2007	$.7	$.2	$.9	$.2	$–	$2.0

Asset Impairments
Buildings	$.6	$–	$–	$–	$1.3	$1.9
Machinery and equipment	1.7	.5	.7	1.6	.5	5.0
Other
Lease cancellations	–	1.3	–	–	–	1.3

	$2.3	$1.8	$.7	$1.6	$1.8	$8.2

Avery Dennison Corporation
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
In June 2007 and August 2007, the Company entered into certain interest rate option contracts to hedge its exposure related to interest rate increases in connection with anticipated long-term debt issuances, including the debt issuance of $250 million in September 2007. Such debt issuances will replace short-term borrowings used to finance the Paxar acquisition, as well as refinance current long-term debt maturities. The Company paid $11.5 million as option premiums, of which $4.8 million was recognized as a cash flow hedge loss, approximately $2 million is currently being amortized over the life of the $250 million 10-year senior notes (guaranteed by the Company) issued in September 2007 (see Note 7, “Debt”), and $4.7 million expected to be amortized over the life of the anticipated related debt.
During the three and nine months ended September 29, 2007, the amount recognized in earnings related to cash flow hedges that were ineffective was a net loss of $4.8 million, as discussed above. The net loss was reported in “Other expense, net” in the Consolidated Statement of Income. The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness of hedge activity was a net loss of $7.6 million and $12.9 million during the three and nine months ended September 29, 2007, respectively. This reclassification was a net loss of $.7 million and $1.7 million during the three and nine months ended September 30, 2006, respectively. The effect of the settlement of currency hedges included in this reclassification is offset by the currency impact of the underlying hedged activity. A net loss of approximately $6 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) had a positive impact of $.6 million and $1.7 million on the Company’s net income for the three and nine months ended September 29, 2007, respectively. Such transactions decreased net income by $.2 million during the three months ended September 30, 2006 and increased net income by $.2 million during the nine months ended September 30, 2006. These results exclude the effects of translation of foreign currencies on the Company’s financial statements.
In the first nine months of 2007 and 2006, no translation gains or losses for hyperinflationary economies were recognized in net income. In 2007, the Company had no operations in hyperinflationary economies. In 2006, the only hyperinflationary economy in which the Company operated was in the Dominican Republic, in which the Company uses the U.S. dollar as the functional currency.
Note 13. Taxes Based on Income
The effective tax rate from continuing operations was 11.4% for the third quarter of 2007, compared to 18.4% for the third quarter of 2006. The effective tax rate for the nine months ended September 29, 2007 was 19.1%, compared to 20.9% for the nine months ended September 30, 2006. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts. The effective tax rate for the first nine months of 2007 includes the net benefit of $2.9 million from discrete events, including the release of tax contingencies, partially offset by accruals relating to tax return filings and valuation allowances.

Avery Dennison Corporation
At the beginning of the first quarter of 2007 (December 31, 2006), the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Upon adoption of FIN 48, the Company recognized a decrease of $2.9 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the beginning balance of retained earnings. As of the date of adoption, and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $38.2 million, including $26.2 million of unrecognized tax benefits which, if recognized, would reduce the annual effective income tax rate. As a result of the Paxar acquisition, there was an increase to unrecognized tax benefits of $49.8 million which, if recognized, would not impact the annual effective income tax rate. On September 29, 2007, the Company’s unrecognized tax benefits totaled $79.6 million, including $24.2 million of unrecognized tax benefits which, if recognized, would reduce the annual effective income tax rate.
Where applicable, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits from its global operations in income tax expense. For the first nine months of 2007, the Company accrued $.8 million in potential interest and penalties associated with uncertain tax positions. In conjunction with the adoption of FIN 48, the Company recognized approximately $2 million of interest and penalties, which is included as a component of the $38.2 million unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to unrecognized tax benefits, amounts accrued will be reduced and reflected as a reduction of the effective income tax rate.
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
It is reasonably possible that within the next 12 months, the Company may recognize up to $4 million of unrecognized tax benefits, primarily as a result of the expiration of relevant statutes of limitations in multiple non-U.S. jurisdictions.
Note 14. Net Income Per Share
Net income per common share amounts were computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

(A) Income from continuing operations	$58.4	$85.3	$223.4	$250.6
(B) (Loss) income from discontinued operations	–	(.3)	–	15.1

(C) Net income available to common shareholders	58.4	85.0	223.4	265.7

(D) Weighted-average number of common shares outstanding	98.3	100.1	98.1	100.0
Dilutive shares (additional common shares issuable under employee stock options, RSUs and restricted stock)	.6	.4	.8	.4

(E) Weighted-average number of common shares outstanding, assuming dilution	98.9	100.5	98.9	100.4

Income from continuing operations per common share (A) ÷ (D)	$.59	$.85	$2.28	$2.51
Income from discontinued operations per common share (B) ÷ (D)	–	–	–	.15

Net income per common share (C) ÷ (D)	$.59	$.85	$2.28	$2.66

Income from continuing operations per common share, assuming dilution (A) ÷ (E)	$.59	$.85	$2.26	$2.50
Income from discontinued operations per common share, assuming dilution (B) ÷ (E)	–	–	–	.15

Net income per common share, assuming dilution (C) ÷ (E)	$.59	$.85	$2.26	$2.65

Avery Dennison Corporation
Certain employee stock options, RSUs, performance share awards and shares of restricted stock were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock options, RSUs, performance share awards and shares of restricted stock excluded from the computation totaled 4.3 million and 3.1 million for the three and nine months ended September 29, 2007, and 4.9 million and 5.3 million for the three and nine months ended September 30, 2006, respectively.
Note 15. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, the amortization of net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $101.7 million and $304 million for the three and nine months ended September 29, 2007, and $108.6 million and $307.3 million for the three and nine months ended September 30, 2006, respectively.
The components of accumulated other comprehensive income (loss), net of tax, except for foreign currency translation, at the end of the following periods were as follows:

(In millions)	September 29, 2007	December 30, 2006

Foreign currency translation adjustment	$225.1	$137.6
Net actuarial loss, prior service cost and net transition assets less amortization	(175.1)	(170.8)
Effect of the change in measurement date	–	.1
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(19.5)	(17.0)

Accumulated other comprehensive income (loss)	$30.5	$(50.1)

Cash flow and firm commitment hedging instrument activity in other comprehensive income (loss), net of tax, was as follows:

(In millions)	September 29, 2007

Beginning accumulated derivative loss	$(17.0)
Net loss reclassified to earnings	12.9
Net change in the revaluation of hedging transactions	(15.4)

Ending accumulated derivative loss	$(19.5)

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
On April 14, 2003, the Company announced that it had been notified that the DOJ had initiated a criminal investigation into competitive practices in the label stock industry. The Company cooperated with the now closed investigation.
On April 15, 2003, the DOJ filed a complaint in the U.S. District Court for the Northern District of Illinois (“DOJ Merger Complaint”) seeking to enjoin the proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”). The DOJ Merger Complaint included references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The DOJ Merger Complaint asserted that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.” On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement.

Avery Dennison Corporation
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. On August 28, 2007, plaintiffs moved to lift the discovery stay, which the Company opposed. The Company intends to defend these matters vigorously.
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
On May 18, 2005, Ronald E. Dancer filed a purported class action in the United States District Court for the Central District of California against the Company, Mr. Neal, Karyn Rodriguez (VP and Treasurer) and James Bochinski (then VP, Compensation and Benefits), for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act to the Company’s Employee Savings Plan and Plan participants. The plaintiff alleged, among other things, that permitting investment in and retention of Company Common Stock under the Plan was imprudent because of alleged anticompetitive activities by the Company, and that failure to disclose such activities to the Plan and participants was unlawful. Plaintiff sought an order compelling defendants to compensate the Plan for any losses and other relief. The court approved the parties’ stipulation to stay the matter pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. On September 20, 2007, the Company entered into a settlement agreement with Ronald E. Dancer. Pursuant to the agreement, Mr. Dancer’s purported class action was dismissed with prejudice, and the Company agreed, among other things, to not make certain amendments to its Employee Savings Plan for at least three years, and to pay certain immaterial expenses.

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
During the third quarter of 2006, the Company recognized additional liability of $13 million for estimated environmental remediation costs for a former operating facility, for which $2 million had been accrued in the second quarter of 2006. Of the amount accrued, which represented the lower end of the current estimated range of $15 million to $17 million for costs expected to be incurred, approximately $9 million remained accrued as of September 29, 2007. Management considered additional information provided by outside consultants in revising its previous estimates of expected costs. This estimate could change depending on various factors such as modification of currently planned remedial actions, changes in the site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
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

Avery Dennison Corporation
Product warranty liabilities were as follows:

(In millions)	September 29, 2007	December 30, 2006

Balance at beginning of year	$1.9	$2.5
Accruals for warranties issued	.9	.7
Acquired accrued warranty liability (1)	.5	–
Payments	(.5)	(1.3)

Balance at end of period	$2.8	$1.9

(1)	Related to the Paxar acquisition
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
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At September 29, 2007, the Company had guaranteed approximately $15 million.
As of September 29, 2007, the Company guaranteed up to approximately $21 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $449 million of certain subsidiaries’ lines of credit with various financial institutions.
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

Avery Dennison Corporation
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$868.3	$825.3	$2,607.6	$2,422.0
Retail Information Services	388.4	164.4	763.8	499.6
Office and Consumer Products	266.9	281.7	744.0	787.0
Other specialty converting businesses	156.8	146.2	478.4	455.9

Net sales to unaffiliated customers	$1,680.4	$1,417.6	$4,593.8	$4,164.5

Intersegment sales:
Pressure-sensitive Materials	$43.1	$40.1	$119.6	$117.3
Retail Information Services	.6	1.0	1.4	2.9
Office and Consumer Products	.4	.4	1.3	1.3
Other specialty converting businesses	5.2	3.7	14.4	10.4
Eliminations	(49.3)	(45.2)	(136.7)	(131.9)

Intersegment sales	$–	$–	$–	$–

Income from continuing operations before taxes:
Pressure-sensitive Materials	$67.8	$83.4	$238.6	$226.7
Retail Information Services	(14.5)	6.9	(5.7)	35.5
Office and Consumer Products	48.0	44.7	116.8	125.8
Other specialty converting businesses	7.6	5.6	25.4	16.4
Corporate expense	(7.3)	(22.0)	(28.0)	(45.3)
Interest expense (5)	(35.7)	(14.1)	(70.9)	(42.2)

Income from continuing operations before taxes	$65.9 (1)	$104.5 (2)	$276.2 (3)	$316.9 (4)

(1)	Operating income for the third quarter of 2007 includes “Other expense, net” totaling $33.6 consisting of asset impairment charges, restructuring costs and lease cancellation charges of $28.8 and a cash flow hedge loss of $4.8. Of the total $33.6, the Pressure-sensitive Materials segment recorded $14, the Retail Information Services segment recorded $12, the Office and Consumer Products segment recorded $.5, the other specialty converting businesses recorded $1.5 and Corporate recorded $5.6.

Additionally, operating income for the Retail Information Services segment for the third quarter of 2007 includes $16 of transition costs associated with the Paxar acquisition.

(2)	Operating income for the third quarter of 2006 includes “Other expense, net” totaling $19.5 consisting of environmental remediation costs of $13, restructuring costs and asset impairment charges of $6.1 and miscellaneous taxes related to a divestiture of $.4. Of the $19.5 total, the Pressure-sensitive Materials segment recorded $.8, the Retail Information Services segment recorded $3.6, the Office and Consumer Products segment recorded $.4, the other specialty converting businesses recorded $1.7 and Corporate recorded $13.

(3)	Operating income for the first nine months of 2007 includes “Other expense, net” totaling $43.2 consisting of asset impairment charges, restructuring costs and lease cancellation charges of $41.3, a cash flow hedge loss of $4.8 and expenses related to a divestiture of $.3, partially offset by a reversal of $(3.2) related to a patent lawsuit. Of the total $43.2, the Pressure-sensitive Materials segment recorded $12.8, the Retail Information Services segment recorded $21.9, the Office and Consumer Products segment recorded $1.4, the other specialty converting businesses recorded $1.5 and Corporate recorded $5.6.

Additionally, operating income for the Retail Information Services segment for the first nine months of 2007 includes $26.2 of transition costs associated with the Paxar acquisition.

(4)	Operating income for the first nine months of 2006 includes “Other expense, net” totaling $31.1 consisting of restructuring costs and asset impairment charges of $19.4, environmental remediation costs of $13, legal accrual related to a patent lawsuit of $.4, miscellaneous taxes related to a divestiture of $.4 and charitable contribution to Avery Dennison Foundation of $10, partially offset by gain on sale of investment of $(10.5) and gain from curtailment and settlement of a pension obligation of $(1.6). Of the total $31.1, the Pressure-sensitive Materials segment recorded $6.9, the Retail Information Services segment recorded $7.9, the Office and Consumer Products segment recorded $(.4), the other specialty converting businesses recorded $2.4 and Corporate recorded $14.3.

(5)	Interest expense during the third quarter and the first nine months of 2007 includes $18.9 and $22.1, respectively, of interest associated with borrowings to fund the Paxar acquisition.

Avery Dennison Corporation
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
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted this Interpretation in 2007. Upon adoption of FIN 48, the Company recognized a decrease of $2.9 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the beginning balance of retained earnings. See Note 13, “Taxes Based on Income,” for further discussion.
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

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Definition of Terms	22
•	Overview and Outlook	22
•	Analysis of Results of Operations for the Third Quarter	25
•	Results of Operations by Segment for the Third Quarter	27
•	Analysis of Results of Operations for the Nine Months Year-to-Date	29
•	Results of Operations by Segment for the Nine Months Year-to-Date	30
•	Financial Condition	32
•	Uses and Limitations of Non-GAAP Measures	37
•	Recent Accounting Requirements	38
•	Safe Harbor Statement	38
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
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales from continuing operations during the three and nine months ended September 29, 2007 increased 19% and 10%, respectively, compared to the same periods in 2006, reflecting the factors summarized in the following table.

	Three Months Ended		Nine Months Ended
Estimated change in sales due to:	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Core unit volume	1%	3%	2%	2%
Pricing and product mix	(1)	1	(1)	1

Organic sales growth (1)	–%	4%	1%	3%
Foreign currency translation	4	2	4	(1)
Acquisitions, net of divestitures	15	(1)	5	(1)

Reported sales growth (1)	19%	5%	10%	1%

(1)	Totals may not sum due to rounding

Avery Dennison Corporation
Organic sales growth in the first nine months of 2007 reflected growth in the Pressure-sensitive Materials segment and other specialty converting businesses. Growth in these businesses was driven by expansion of international markets, partially offset by a sales decrease in our Pressure-sensitive Materials segment in North America, which reflected slow and more competitive market conditions for this region. The organic growth in Pressure-sensitive Materials and other specialty converting businesses was offset by weaker results for the Office and Consumer Products segment. On an organic basis, sales for the Retail Information Services segment were unchanged.
Net Income
Net income decreased approximately $42 million, or 16%, in the first nine months of 2007 compared to the same period in 2006. Results in 2006 included a $14.9 million tax benefit related to capital losses arising from the sale of discontinued operations.
Positive factors affecting net income included:
•	Higher net sales, including sales from the Paxar Corporation (“Paxar”) acquisition, and a benefit from foreign currency translation

•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Benefit of a lower effective tax rate on continuing operations
Negative factors affecting net income included:
•	Transition costs, asset impairment and restructuring charges related to the Paxar acquisition and other restructuring actions

•	Interest expense and amortization of intangibles related to the Paxar acquisition

•	More competitive pricing environment and unfavorable product mix in the roll materials business

•	Higher raw material costs

•	Higher costs in the Retail Information Services segment due to increased investment in information technology and employee costs in Asia
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

Avery Dennison Corporation
Cost Reduction Actions
During late 2005 and 2006, we implemented cost reduction actions that have improved our global operating efficiencies that were expected to yield annualized pretax savings of over $90 million. We estimate that approximately $50 million of these savings (net of transition costs) were achieved in 2006, while the balance is benefiting 2007. We incurred transition costs related to these actions during the first nine months of 2007.
We are undertaking additional restructuring actions in 2007, for which we will incur transition costs throughout the year. The 2007 restructuring actions identified to date are expected to yield annualized savings of approximately $25 million to $30 million. Savings from these actions in 2007, net of transition costs, are expected to be approximately $5 million. Incremental savings in 2008 associated with these actions are expected to be approximately $20 million to $25 million, with the balance expected to be realized in 2009. See Note 11, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further information.
Expected cost synergies resulting from the acquisition of Paxar are discussed in the “Outlook” section below.
Effective Rate of Taxes on Income
The effective tax rate from continuing operations was 19.1% for the first nine months of 2007 compared with 20.9% for the same period in 2006, and 17.2% for the full year of 2006. The effective tax rate for the first nine months of 2007 includes a net benefit of $2.9 million from discrete events, including the release of tax contingencies, partially offset by accruals relating to tax return filings and valuation allowances.
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

	Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006

Net cash provided by operating activities	$305.6	$359.9
Purchase of property, plant and equipment	(136.3)	(110.6)
Purchase of software and other deferred charges	(39.9)	(24.2)

Free cash flow	$129.4	$225.1

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

Avery Dennison Corporation
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
Outlook
For the full year of 2007, we expect 12.5% to 13.5% revenue growth, including the benefit from the Paxar acquisition and a positive effect from foreign currency translation. Our revenue expectations are subject to changes in economic and market conditions.
We estimate cost synergies associated with the Paxar integration to be in the range of $115 million to $125 million. We expect approximately 30% to 40% of annualized savings to be realized by the first quarter of 2008, and approximately 90% of annualized savings to be realized by the first quarter of 2009. To accomplish these savings, we estimate that one-time cash costs for the Paxar integration will be in the range of $170 million to $190 million. The accounting treatment for these estimated one-time cash costs (i.e., adjustment to purchase price allocation of Paxar vs. current period cost), as well as the timing and accounting treatment of non-cash charges associated with the integration, have not yet been determined.
We anticipate continued benefit from our ongoing productivity improvement initiatives. Excluding synergies resulting from the Paxar integration, we estimate that our restructuring and business realignment efforts will reduce costs by approximately $45 million, net of transition costs, compared to 2006. We also expect the benefits from productivity to be partially offset by inflation, as well as a more competitive pricing environment in our roll materials business.
We estimate that interest expense will be approximately $105 million, an increase of approximately $50 million from 2006, driven by acquisition-related debt. Our estimate is subject to changes in average debt outstanding and market conditions at the time the permanent long-term financing for the acquisition-related debt is completed.
We expect our annual effective tax rate for the full year of 2007 to be in the range of 18% to 20%, subject to changes in tax laws and the geographic mix of income, with potentially wide variances from quarter to quarter.
We expect spending on capital expenditures and software investments for the full year of 2007 to be approximately $250 million. Significant capital projects in 2007 include expansion in China and India, serving both our materials and retail information services businesses. We expect to decrease our 2008 capital expenditures before integration related activities by approximately $50 million. Capital and software expenditures related to the Paxar integration are expected to total $50 to $60 million dollars, most of which is expected to be incurred during 2008. These costs are included in the total one-time cash cost estimate for the integration, discussed above.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income from Continuing Operations Before Taxes

(In millions)	2007	2006

Net sales	$1,680.4	$1,417.6
Cost of products sold	1,214.8	1,026.9

Gross profit	465.6	390.7
Marketing, general and administrative expense	330.4	252.6
Interest expense	35.7	14.1
Other expense, net	33.6	19.5

Income from continuing operations before taxes	$65.9	$104.5

As a Percent of Sales:
Gross profit (margin)	27.7%	27.6%
Marketing, general and administrative expense	19.7	17.8
Income from continuing operations before taxes	3.9	7.4

Avery Dennison Corporation
Sales
Sales increased approximately $263 million, or 19%, in the third quarter of 2007 compared to the third quarter of 2006, due largely to sales from the acquisition of Paxar. Foreign currency translation had a favorable impact on the change in sales of approximately $51 million in the third quarter of 2007.
On an organic basis, sales in the third quarter of 2007 were essentially unchanged compared to the same period in 2006, as low single digit unit volume growth was offset by the negative impact of price and mix. A decline in sales on an organic basis in our Office and Consumer Products segment offset growth in other businesses. Refer to “Results of Operations by Segment” for further information on segments.
Gross Profit
Gross profit margin for the third quarter of 2007 increased compared to the third quarter of 2006 due to the higher gross profit margin associated with sales from the Paxar acquisition. The benefit from the Paxar acquisition and the savings from prior year restructuring and other sources of productivity were partially offset by the effects of a more competitive pricing environment and unfavorable product mix in the roll materials business, as well as higher raw material costs.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in the third quarter of 2007 compared to the same period last year primarily reflected costs associated with the Paxar acquisition and related transition costs (totaling approximately $81 million, including $14 million in transition costs and $5 million in amortization of intangibles). Excluding the effects of the acquisition, the benefit from productivity and other cost reductions was partially offset by the negative effects of foreign currency translation (approximately $7 million).
Other Expense, net

(In millions, pretax)	2007	2006

Restructuring costs	$7.5	$4.5
Asset impairment and lease cancellation charges	12.4	1.6
Asset impairment – integration-related	8.9	–
Other	4.8	13.4

Other expense, net	$33.6	$19.5

In the third quarter of 2007, “Other expense, net” consisted of asset impairment charges of $21.3 million (including $8.9 million related to the integration of Paxar) and severance and other employee-related costs of $7.5 million, as well as a cash flow hedge loss of $4.8 million. The restructuring costs in the third quarter of 2007 related to a reduction in headcount of approximately 230 positions.
In the third quarter of 2006, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs, as well as asset impairment charges, an accrual for environmental remediation costs and costs related to a divestiture. Restructuring actions included a reduction in headcount of approximately 180 positions. These charges were part of the company-wide cost reduction efforts begun in late 2005 and completed in 2006.
Refer to Note 11, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2007	2006

Income from continuing operations before taxes	$65.9	$104.5
Taxes on income	7.5	19.2

Income from continuing operations	58.4	85.3
Loss from discontinued operations, net of tax (including gain on disposal of $.2 and tax expense of $.5 in 2006)	–	(.3)

Net income	$58.4	$85.0

Net income per common share	$.59	$.85

Net income per common share, assuming dilution	$.59	$.85

Net income as a percent of sales	3.5%	6.0%

Percent change in:
Net income	(31.3)%	(1.4)%
Net income per common share	(30.6)	(1.2)
Net income per common share, assuming dilution	(30.6)	(1.2)

Avery Dennison Corporation
Taxes on Income
Our effective tax rate from continuing operations for the third quarter of 2007 was 11.4% compared with 18.4% for the same period in 2006, and 17.2% for the full year of 2006. The effective tax rate for the third quarter of 2007 includes the net expense of $.1 million from discrete events.
Loss from Discontinued Operations
Loss from discontinued operations reflects net sales of our divested raised reflective pavement marker business, which was $.2 million for the third quarter of 2006. The divestiture resulted in a third quarter reduction of $.5 million to a prior quarter tax benefit related to capital losses arising from the sale of the business, partially offset by a gain on sale of $.2 million. Refer to Note 3, “Discontinued Operations,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE THIRD QUARTER
Pressure-sensitive Materials Segment

(In millions)	2007	2006

Net sales including intersegment sales	$911.4	$865.4
Less intersegment sales	(43.1)	(40.1)

Net sales	$868.3	$825.3
Operating income (1)	67.8	83.4

(1) Includes asset impairment charges in 2007 and restructuring costs in both years	$14.0	$.8

Net Sales
Sales in our Pressure-sensitive Materials segment increased 5% in the third quarter of 2007 compared to the third quarter of 2006, reflecting the positive impact of foreign currency translation (approximately $40 million) and organic sales growth of approximately 1%, driven by growth in Asia for both our roll materials and graphics and reflective businesses.
On an organic basis, sales in our roll materials business in Europe were unchanged compared to the third quarter last year. Market expansion in our roll materials business contributed to double-digit growth in Asia and low single-digit growth in Latin America. Partially offsetting this growth, our North American roll materials business declined at a low single-digit rate compared to the third quarter last year, reflecting slow and competitive market conditions in this region.
Our graphics and reflective business experienced mid single-digit organic sales growth due to strength in international markets.
Operating Income
Decreased operating income in the third quarter of 2007 reflected higher asset impairment and restructuring charges, as well as a more competitive pricing environment and unfavorable product mix in the roll materials business and higher raw material costs, partially offset by higher sales and cost savings from restructuring and productivity improvement initiatives.
Retail Information Services Segment

(In millions)	2007	2006

Net sales including intersegment sales	$389.0	$165.4
Less intersegment sales	(.6)	(1.0)

Net sales	$388.4	$164.4
Operating (loss) income (1) (2)	(14.5)	6.9

(1) Includes integration-related software impairment in 2007 and restructuring costs in both years	$12.0	$3.6
(2) Includes transition costs related to the Paxar acquisition in 2007	$16.0	$–

Net Sales
Sales in our Retail Information Services segment increased 136% in the third quarter of 2007 compared to the third quarter of 2006, which reflected sales from the Paxar acquisition and the positive impact of foreign currency translation (approximately $3 million). Organic sales growth for the third quarter of 2007 was approximately 1%, due to increased sales for the European retail market partially offset by a decline in tag orders for the North American market, reflecting the weak retail environment in this region.

Avery Dennison Corporation
Operating Income
The operating loss in the third quarter of 2007 reflected transition costs and integration-related asset impairment charges associated with the Paxar acquisition, amortization of acquisition intangibles and higher expenses due to investments for growth in Asia, including higher employee-related costs. Higher operating costs were partially offset by higher sales and savings from restructuring and productivity initiatives. Operating income for the third quarter of 2006 included restructuring costs.
Office and Consumer Products Segment

(In millions)	2007	2006

Net sales including intersegment sales	$267.3	$282.1
Less intersegment sales	(.4)	(.4)

Net sales	$266.9	$281.7
Operating income (1)	48.0	44.7

(1) Includes lease cancellation and restructuring costs in 2007 and miscellaneous taxes related to a divestiture in 2006	$.5	$.4

Net Sales
Sales in our Office and Consumer Products segment decreased 5% in the third quarter of 2007 compared to the third quarter of 2006. This decline in reported sales reflected lower sales on an organic basis, partially offset by the positive impact of foreign currency translation (approximately $5 million). On an organic basis, sales declined 7% due to a loss of sales from exiting certain low margin business, a shift in timing of back-to-school orders from the third quarter into the second quarter of 2007 and a weaker back-to-school season compared to last year.
Operating Income
Increased operating income in the third quarter of 2007 reflected savings from restructuring actions and other cost reductions, partially offset by lower sales.
Other specialty converting businesses

(In millions)	2007	2006

Net sales including intersegment sales	$162.0	$149.9
Less intersegment sales	(5.2)	(3.7)

Net sales	$156.8	$146.2
Operating income (1)	7.6	5.6

(1) Includes restructuring costs and asset impairment charges in both years	$1.5	$1.7

Net Sales
Sales in our other specialty converting businesses increased 7% in the third quarter of 2007 compared to the third quarter of 2006. Reported sales growth included the positive impact of foreign currency translation (approximately $3 million). Organic sales growth during the third quarter of 2007 was approximately 5%, which included the negative effect of exiting certain low-margin products in our specialty tape business.

Avery Dennison Corporation
Operating Income
Increased operating income in the third quarter of 2007 was due to higher sales and a reduction in operating loss from the radio-frequency identification division. Operating income for the third quarter of 2007 and 2006 included restructuring and asset impairment charges.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE
Income from Continuing Operations Before Taxes

(In millions)	2007	2006

Net sales	$4,593.8	$4,164.5
Cost of products sold	3,354.0	3,025.6

Gross profit	1,239.8	1,138.9
Marketing, general and administrative expense	849.5	748.7
Interest expense	70.9	42.2
Other expense, net	43.2	31.1

Income from continuing operations before taxes	$276.2	$316.9

As a Percent of Sales:
Gross profit (margin)	27.0%	27.3%
Marketing, general and administrative expense	18.5	18.0
Income from continuing operations before taxes	6.0	7.6

Sales
Sales increased approximately $429 million, or 10%, in the first nine months of 2007 compared to the same period in the prior year, including an estimated 6% benefit from acquisitions, net of product line divestitures. Foreign currency translation had a favorable impact on the change in sales of approximately $145 million in the first nine months of 2007.
Organic sales growth of approximately 1% in the first nine months of 2007 reflected growth in the Pressure-sensitive Materials segment and other specialty converting businesses. Growth in these businesses was driven by expansion of international markets, partially offset by a sales decrease in our Pressure-sensitive Materials segment in North America, which reflected slow and more competitive market conditions for that region. The organic growth in Pressure-sensitive Materials and other specialty converting businesses was offset by weaker results for the Office and Consumer Products segment. On an organic basis, sales for the Retail Information Services segment were unchanged. Refer to “Results of Operations by Segment” for further information on segments.
Gross Profit
Gross profit margin for the first nine months of 2007 declined compared to the same period last year, as benefits from restructuring actions and other productivity improvements and the impact of the Paxar acquisition were more than offset by the effects of a more competitive pricing environment and unfavorable product mix in the roll materials business, higher raw material costs, and transition costs associated with new productivity improvement actions.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in the first nine months of 2007 compared to the same period last year reflected costs associated with the Paxar business and related integration expense (totaling approximately $101 million, including $23 million in transition costs and $6 million in amortization of intangibles). The impact of foreign currency translation (approximately $20 million) was offset by savings from restructuring actions and other cost reductions.
Other Expense, net

(In millions, pretax)	2007	2006

Restructuring costs	$10.5	$14.6
Asset impairment and lease cancellation charges	12.4	4.8
Asset impairment – acquisition integration-related	18.4	–
Other	1.9	11.7

Other expense, net	$43.2	$31.1

In the first nine months of 2007, “Other expense, net” consisted of asset impairment charges of $30.8 million (including $18.4 million related to the integration of Paxar) and severance and other employee-related costs of $10.5 million. Restructuring charges in the first nine months of 2007 related to a reduction in headcount of approximately 325 positions.
The other items included in “Other expense, net” in 2007 included:
•	cash flow hedge loss ($4.8 million)

•	reversal of an accrual related to a patent lawsuit ($3.2 million)

•	expenses related to a divestiture ($.3 million)
In the first nine months of 2006, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs and asset impairment costs. Restructuring charges in the first nine months of 2006 related to a reduction in headcount of approximately 410 positions. These charges were part of the company-wide cost reduction efforts begun in late 2005 and completed in 2006.

Avery Dennison Corporation
The other items included in “Other expense, net” in 2006 included:
•	an accrual for environmental remediation costs ($13 million)

•	gain on sale of an investment ($10.5 million), partially offset by a charitable contribution to the Avery Dennison Foundation ($10 million)

•	gain on curtailment and settlement of a pension obligation ($1.6 million)

•	costs related to a divestiture ($.4 million)

•	an accrual for costs related to a patent lawsuit ($.4 million)
Refer to Note 11, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2007	2006

Income from continuing operations before taxes	$276.2	$316.9
Taxes on income	52.8	66.3

Income from continuing operations	223.4	250.6
Income from discontinued operations, net of tax (including gain on disposal of $1.5 and tax benefit of $14.9 in 2006)	–	15.1

Net income	$223.4	$265.7

Net income per common share	$2.28	$2.66

Net income per common share, assuming dilution	$2.26	$2.65

Net income as a percent of sales	4.9%	6.4%

Percent change in:
Net income	(15.9)%	13.9%
Net income per common share	(14.3)	14.2
Net income per common share, assuming dilution	(14.7)	14.2

Taxes on Income
Our effective tax rate from continuing operations for the first nine months of 2007 was 19.1% compared with 20.9% for the same period in 2006, and 17.2% for the full year of 2006. The effective tax rate for the first nine months of 2007 includes the net benefit of $2.9 million from discrete events, including the release of tax contingencies, partially offset by accruals relating to tax return filings and valuation allowances.
Income from Discontinued Operations
Income from discontinued operations reflects net sales of our divested raised reflective pavement marker business, which was approximately $7 million for the first nine months of 2006. The divestiture resulted in a tax benefit of $14.9 million due to capital losses arising from the sale of the business and a gain on sale of $1.5 million reported for the first nine months of 2006. Refer to Note 3, “Discontinued Operations,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

(In millions)	2007	2006

Net sales including intersegment sales	$2,727.2	$2,539.3
Less intersegment sales	(119.6)	(117.3)

Net sales	$2,607.6	$2,422.0
Operating income (1)	238.6	226.7

(1) Includes reversal of accrual related to patent lawsuit in 2007, accrual for legal fees related to patent lawsuit in 2006, and asset impairment charges and restructuring costs in both years	$12.8	$6.9

Net Sales
Sales in our Pressure-sensitive Materials segment increased 8% in the first nine months of 2007 compared to the same period in 2006 reflecting organic sales growth and the positive impact of foreign currency translation (approximately $109 million). Organic sales growth of approximately 3% reflected international growth in both our roll materials and graphics and reflective businesses.

Avery Dennison Corporation
Our roll materials business in Europe experienced mid single-digit organic sales growth. On an organic basis, market expansion in our roll materials business contributed to double-digit sales growth in Asia and high single-digit growth in Latin America. Partially offsetting this growth, our North American roll materials business experienced a low single-digit decline in sales, reflecting slow and more competitive market conditions for this region.
Our graphics and reflective business experienced mid single-digit organic sales growth due to strength in international markets.
Operating Income
Increased operating income in the first nine months of 2007 reflected higher sales and cost savings from restructuring and productivity improvement initiatives, partially offset by a more competitive pricing environment and unfavorable product mix in the roll materials business, higher raw material costs and transition costs related to restructuring actions. Operating income for both years included restructuring costs and other items as described above in the table.
Retail Information Services Segment

(In millions)	2007	2006

Net sales including intersegment sales	$765.2	$502.5
Less intersegment sales	(1.4)	(2.9)

Net sales	$763.8	$499.6
Operating (loss) income (1)(2)	(5.7)	35.5

(1) Includes integration-related software impairment in 2007, asset impairment in 2006, and restructuring costs in both years	$21.9	$7.9
(2) Includes transition costs related to the Paxar acquisition in 2007	$26.2	$–

Net Sales
Sales in our Retail Information Services segment increased 53% in the first nine months of 2007 compared to the same period in 2006, which included sales from the Paxar acquisition and the positive impact of foreign currency translation (approximately $10 million). On an organic basis, sales were unchanged as increased sales for the European retail market were offset by a decline in tag orders for the North American market, reflecting the weak retail environment in this region.
Operating Income
The operating loss in the first nine months of 2007 reflected transition costs and integration-related asset impairment charges associated with the Paxar acquisition, amortization of acquisition intangibles and higher expenses due to investments for growth in Asia, including higher employee-related costs. Higher operating costs were partially offset by higher sales and savings from restructuring and productivity initiatives. Results for both years included restructuring costs and other items as described above in the table.
Office and Consumer Products Segment

(In millions)	2007	2006

Net sales including intersegment sales	$745.3	$788.3
Less intersegment sales	(1.3)	(1.3)

Net sales	$744.0	$787.0
Operating income (1)	116.8	125.8

(1) Includes lease cancellation costs and expense related to a divestiture in 2007, gain on curtailment and settlement of a pension obligation in 2006, and restructuring costs in both years	$1.4	$(.4)

Net Sales
Sales in our Office and Consumer Products segment decreased 5% in the first nine months of 2007 compared to the same period in 2006. This decline in reported sales reflected lower sales on an organic basis, as well as the impact of product line divestitures (approximately $9 million), partially offset by the positive impact of foreign currency translation (approximately $16 million). On an organic basis, sales declined 6% in the first nine months of 2007 due to customer inventory reductions resulting in part from a volume shift to the fourth quarter of 2006 in advance of January 2007 selling price increases for certain product lines, the loss of sales from exiting certain low margin business, and a weaker back-to-school season compared to last year.

Avery Dennison Corporation
Operating Income
Decreased operating income in the first nine months of 2007 reflected lower sales and transition costs associated with a product line divestiture and restructuring actions, partially offset by savings from restructuring actions and productivity initiatives. Operating income for both years included restructuring costs and other items as described above in the table.
Other specialty converting businesses

(In millions)	2007	2006

Net sales including intersegment sales	$492.8	$466.3
Less intersegment sales	(14.4)	(10.4)

Net sales	$478.4	$455.9
Operating income (1)	25.4	16.4

(1) Includes restructuring costs and asset impairment charges in both years	$1.5	$2.4

Net Sales
Sales in our other specialty converting businesses increased 5% in the first nine months of 2007 compared to the same period in 2006. Reported sales growth included the positive impact of foreign currency translation (approximately $10 million), partially offset by the impact of a product line divestiture, net of a small acquisition (approximately $2 million). Organic sales growth during the first nine months of 2007 was approximately 3%, which included the negative effect of exiting certain low-margin products in our specialty tape business.
Operating Income
Increased operating income in the first nine months of 2007 was due to higher sales, savings from restructuring and productivity initiatives, and a reduction in operating loss from the radio frequency identification division. Operating income for both years included restructuring and asset impairment charges.
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities for the First Nine Months:

(In millions)	2007	2006

Net income	$223.4	$265.7
Depreciation and amortization	164.4	148.5
Deferred taxes	2.5	18.3
Asset impairment and net loss (gain) on sale and disposal of assets	36.4	(4.5)
Stock-based compensation and other non-cash items, net	7.9	8.1
Changes in assets and liabilities, net of the effect of business acquisitions and divestitures	(129.0)	(76.2)

Net cash provided by operating activities	$305.6	$359.9

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and divestitures and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).
In 2007, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
     Negative factors
•	Reduction in accounts payable and accrued liabilities reflected shorter vendor payment terms, as well as the timing of payments for trade rebates and interest

•	Higher inventory to support anticipated increase in volume

•	Taxes on income (payable and receivable) reflected the timing of payments and accruals
     Positive factors
•	Receipts from other receivables and other current assets primarily reflected the timing of collection of value-added tax receivables in Europe
In 2006, cash flow provided by operating activities was negatively impacted by changes in working capital, as shown below:
     Negative factors
•	Inventory reflected the increase in sales volume and higher inventory levels to improve customer service

Avery Dennison Corporation
•	Taxes on income (payable and receivable) reflected the timing of payments and accruals

•	Long-term retirement benefits and other liabilities reflected contributions of approximately $35 million to our pension and postretirement health benefit plans during the first nine months of 2006
Cash Flow Used in Investing Activities for the First Nine Months:

(In millions)	2007	2006

Purchase of property, plant and equipment	$(136.3)	$(110.6)
Purchase of software and other deferred charges	(39.9)	(24.2)
Payments for acquisitions	(1,285.2)	(13.4)
Proceeds from sale of assets	2.8	1.2
Proceeds from sale of businesses and investments	–	29.5
Other	(.2)	4.0

Net cash used in investing activities	$(1,458.8)	$(113.5)

Payments for acquisitions
On June 15, 2007, we completed the acquisition of Paxar, a global leader in retail tag, ticketing, and branding systems. In accordance with the terms of the acquisition agreement, each outstanding share of Paxar common stock, par value $0.10 (other than shares owned by the Company and its subsidiaries) was converted into the right to receive $30.50 in cash. The total purchase price for this transaction was approximately $1.33 billion, including transaction costs of approximately $15 million. Cash paid for acquisitions is reported net of cash acquired of approximately $47 million. Funds to complete the acquisition were initially derived from commercial paper borrowings, supported by a bridge revolving credit facility. Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Capital Spending
Our significant capital projects in 2007 include investments for expansion in China and India serving both our materials and retail information services businesses. Our significant information technology projects in 2007 include customer service and standardization initiatives.
Proceeds from Sale of Businesses and Investments
In 2006, we sold a long-term investment (proceeds of approximately $16 million), divested our raised reflective pavement marker business in the U.S. (proceeds of approximately $9 million), and divested a product line in Europe (proceeds of approximately $4 million).
Cash Flow Used in Financing Activities for the First Nine Months:

(In millions)	2007	2006

Net change in borrowings and payments of debt	$1,330.0	$(203.1)
Dividends paid	(128.0)	(128.5)
Purchase of treasury stock	(63.2)	–
Proceeds from exercise of stock options, net	34.4	24.4
Other	(2.5)	12.2

Net cash provided by (used in) financing activities	$1,170.7	$(295.0)

Borrowings and Repayment of Debt
During the first nine months of 2007, we increased our short-term borrowings to fund the Paxar acquisition transaction, as noted above in “Payments for acquisitions,” as well as to support share repurchases. In September 2007, our subsidiary issued $250 million 10-year senior notes, which we guaranteed, bearing interest at a rate of 6.625% per year, due October 2017. The net proceeds from the offering were approximately $247 million and were used to refinance current long-term debt maturities and commercial paper initially used to finance the Paxar acquisition.
Shareholders’ Equity
Our shareholders’ equity was approximately $1.9 billion at September 29, 2007 compared to approximately $1.75 billion at September 30, 2006. Our dividend per share increased to $1.20 in the first nine months of 2007 from $1.17 in the first nine months of 2006.
Share Repurchases
During the first nine months of 2007, we repurchased approximately .8 million shares totaling $52 million. We also made cash payments of $11 million related to shares repurchased in 2006, but settled in 2007.

Avery Dennison Corporation
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill increased approximately $923 million during the first nine months of 2007 due to our preliminary estimate of goodwill associated with the Paxar acquisition completed in June 2007 ($895 million), buy-out of minority interest shareholders ($2 million) associated with RVL Packaging, Inc. and foreign currency translation ($26 million), partially offset by a tax adjustment related to a previous acquisition (less than $1 million).
Other intangible assets resulting from business acquisitions increased approximately $225 million during the first nine months of 2007 due to our preliminary estimate of the intangible assets for the Paxar acquisition ($234 million), and the impact of foreign currency translation ($4 million), partially offset by amortization expense ($13 million).
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other assets increased approximately $14 million during the first nine months of 2007 due primarily to purchases of software and other deferred charges ($40 million) and an increase in the cash surrender value of corporate-owned life insurance ($14 million), partially offset by normal amortization of software and other deferred charges ($14 million), software asset impairment ($18 million), and change in long-term pension assets ($8 million).
Other Shareholders’ Equity Accounts
The value of our employee stock benefit trusts decreased approximately $139 million during the first nine months of 2007 due to the issuance of shares under our stock option and incentive plans of approximately $49 million, and a decrease in the market value of shares held in the trust of approximately $90 million.
Impact of Foreign Currency Translation for the First Nine Months:

(In millions)	2007	2006

Change in net sales	$145	$(15)
Change in net income	8	(1)

International operations generated approximately 60% of our net sales in the first nine months of 2007. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange.
The benefit to sales from currency translation in the first nine months of 2007 primarily reflected a benefit from sales denominated in Euros, as well as sales in the currencies of Great Britain, Australia, Brazil, and China.
Effect of Foreign Currency Transactions
The impact on net income from transactions denominated in foreign currencies is mitigated because our products are generally sourced in the currencies in which they are sold. In addition, to reduce our income statement exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.
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

Avery Dennison Corporation
Operational working capital from continuing operations for the first nine months:

(In millions)	2007	2006

(A) Working capital (current assets minus current liabilities; excludes working capital of held-for-sale businesses)	$(805.4)	$62.7
Reconciling items:
Cash and cash equivalents	(77.3)	(50.8)
Deferred taxes and other current assets	(241.6)	(158.9)
Short-term and current portion of long-term debt	1,572.3	357.0
Other current liabilities	635.0	548.0

(B) Operational working capital from continuing operations	$1,083.0	$758.0

(C) Annualized net sales (year-to-date sales divided by 3, multiplied by 4)	$6,125.1	$5,552.7

Working capital, as a percent of annualized net sales (A) ÷ (C)	(13.1)%	1.1%

Operational working capital from continuing operations as a percent of annualized net sales (B) ÷ (C)	17.7%	13.7%

As a percent of annualized sales, operational working capital from continuing operations in the first nine months of 2007 increased compared to the same period in the prior year. This change, which includes the impact of currency, is discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 63 days in the first nine months of 2007 compared to 57 days in the first nine months of 2006, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months. The change is primarily due to the acquisition of Paxar, as well as timing of sales and collections.
Inventory Ratio
Average inventory turnover was 7.6 in the first nine months of 2007 compared to 8.5 in the first nine months of 2006, calculated using the annualized cost of sales (cost of sales for the first nine months divided by 3, and multiplied by 4) divided by a three-quarter average inventory balance. The change is primarily due to the acquisition of Paxar.
Accounts Payable Ratio
The average number of days payable outstanding was 53 days in the first nine months of 2007 compared to 55 days in the first nine months of 2006, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months. The change is primarily due to the acquisition of Paxar, partially offset by the timing of payments in Europe.
Debt and Shareholders’ Equity Ratios

	Nine Months Ended
	September 29, 2007	September 30, 2006

Total debt to total capital	55.1%	34.2%
Return on average shareholders’ equity	16.7	21.8
Return on average total capital	10.7	15.0

The increase in the total debt to total capital ratio was primarily due to a net increase in debt related to the Paxar acquisition, partially offset by an increase in shareholders’ equity.
Decreases in the returns on shareholders’ equity and total capital in the first nine months of 2007 compared to the first nine months of 2006 were primarily due to lower net income, as well as higher equity and total debt outstanding. These ratios are computed using annualized net income (year-to-date net income divided by 3, and multiplied by 4) and a three-quarter average denominator for equity and total debt accounts.
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
Capital from Debt
Our total debt increased approximately $1.36 billion in the first nine months of 2007 to $2.33 billion compared to $968 million at year end 2006, reflecting increased short-term borrowings primarily related to the Paxar acquisition during the second quarter of 2007 and share repurchases.

Avery Dennison Corporation
We funded the Paxar acquisition by issuing commercial paper, supported by a bridge revolving credit facility. In September 2007, our subsidiary issued $250 million 10-year senior notes, which we guaranteed, bearing interest at a rate of 6.625% per year, due October 2017. The net proceeds from the offering were approximately $247 million and were used to refinance current long-term debt maturities and commercial paper initially used to finance the Paxar acquisition. We intend to refinance portions of the remaining commercial paper used to finance the Paxar acquisition through the issuance of additional long-term debt.
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
Our credit ratings as of September 29, 2007:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service (“S&P”)	A-2	BBB+	Watch Negative
Moody’s Investors Service (“Moody’s”)	P2	Baa1	Under Review

Both rating agencies have placed our ratings under review due to the recent acquisition of Paxar. S&P and Moody lowered our long-term rating from A- to BBB+, and A3 to Baa1, respectively, due to the incremental debt incurred as a result of the Paxar acquisition. We remain committed to retaining a solid investment grade rating.
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
During the third quarter of 2006, we recognized additional liability of $13 million for estimated environmental remediation costs for a former operating facility, for which $2 million had been accrued in the second quarter of 2006. Of the amount accrued, which represented the lower end of the current estimated range of $15 million to $17 million for costs expected to be incurred, approximately

Avery Dennison Corporation
$9 million remained accrued as of September 29, 2007. We considered additional information provided by outside consultants in revising our previous estimates of expected costs. This estimate could change depending on various factors such as modification of currently planned remedial actions, changes in the site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
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
We participate in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by us. At September 29, 2007, we had guaranteed approximately $15 million.
As of September 29, 2007, we guaranteed up to approximately $21 million of certain of our foreign subsidiaries’ obligations to their suppliers, as well as approximately $449 million of certain of our subsidiaries’ lines of credit with various financial institutions.
USES AND LIMITATIONS OF NON-GAAP MEASURES
We use certain non-GAAP financial measures that exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP measures, may make it difficult to assess the underlying performance of the Company in a single period. By excluding certain accounting effects, both positive and negative (e.g. gains on sales of assets, restructuring charges, asset impairments, etc.), from certain of our GAAP measures, management believes that it is providing meaningful supplemental information to facilitate an understanding of the Company’s “core” or “underlying” operating results. These non-GAAP measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period.
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

Avery Dennison Corporation
While some of the items the Company excludes from GAAP measures recur, these items tend to be disparate in amount and timing. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.
RECENT ACCOUNTING REQUIREMENTS
During the first nine months of 2007, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board (“FASB”) and the SEC were issued. Refer to Note 18, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
Certain of such risks and uncertainties are discussed in more detail in Part II, Item 1A, “Risk Factors,” to this Form 10-Q for the quarter ended September 29, 2007 and Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions, including synergies expected from the integration of the Paxar business in the time and the cost anticipated; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand affecting sales to customers; impact of competitive products and pricing; selling prices; business mix shift; credit risks; ability of the Company to obtain adequate financing arrangements; fluctuations in interest rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings, including the Australian Competition and Consumer Commission investigation into industry competitive practices, and any related proceedings or lawsuits pertaining to this investigation or to the subject matter thereof or of the concluded investigations by the U.S. Department of Justice (“DOJ”), the European Commission, and the Canadian Department of Justice (including purported class actions seeking treble damages for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation), as well as the impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China; changes in governmental regulations; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, natural disasters; and other factors.
The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) the impact of economic conditions on underlying demand for the Company’s products; (2) the impact of competitors’ actions, including pricing, expansion in key markets, and product offerings; (3) the degree to which higher raw material and energy-related costs can be passed on to customers through selling price increases (and previously implemented selling price increases can be sustained), without a significant loss of volume; (4) potential adverse developments in legal proceedings and/or investigations regarding competitive activities, including possible fines, penalties, judgments or settlements; and (5) the ability of the Company to achieve and sustain targeted cost reductions, including expected synergies associated with the Paxar acquisition.
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
In connection with the acquisition of Paxar, the Company has performed certain due diligence procedures related to Paxar’s financial reporting and disclosure controls. As part of the ongoing integration, the Company continues to assess the overall control environment of this business.
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
During the third quarter of 2006, the Company recognized additional liability of $13 million for estimated environmental remediation costs for a former operating facility, for which $2 million had been accrued in the second quarter of 2006. Of the amount accrued, which represented the lower end of the current estimated range of $15 million to $17 million for costs expected to be incurred, approximately $9 million remained accrued as of September 29, 2007. Management considered additional information provided by outside consultants in revising its previous estimates of expected costs. This estimate could change depending on various factors such as modification of currently planned remedial actions, changes in the site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
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
On April 14, 2003, the Company announced that it had been notified that the DOJ had initiated a criminal investigation into competitive practices in the label stock industry. The Company cooperated with the now closed investigation.
On April 15, 2003, the DOJ filed a complaint in the U.S. District Court for the Northern District of Illinois (“DOJ Merger Complaint”) seeking to enjoin the proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”). The DOJ Merger Complaint included references not only to the parties to the merger, but also to an unnamed “Leading Producer” of North American label stock, which is the Company. The DOJ Merger Complaint asserted that “UPM and the Leading Producer have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.” On July 25, 2003, the United States District Court for the Northern District of Illinois entered an order enjoining the proposed merger. UPM and Bemis thereafter agreed to terminate the merger agreement.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ Merger Complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. On August 28, 2007, plaintiffs moved to lift the discovery stay, which the Company opposed. The Company intends to defend these matters vigorously.

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
On May 18, 2005, Ronald E. Dancer filed a purported class action in the United States District Court for the Central District of California against the Company, Mr. Neal, Karyn Rodriguez (VP and Treasurer) and James Bochinski (then VP, Compensation and Benefits), for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act to the Company’s Employee Savings Plan and Plan participants. The plaintiff alleged, among other things, that permitting investment in and retention of Company Common Stock under the Plan was imprudent because of alleged anticompetitive activities by the Company, and that failure to disclose such activities to the Plan and participants was unlawful. Plaintiff sought an order compelling defendants to compensate the Plan for any losses and other relief. The court approved the parties’ stipulation to stay the matter pending the outcome of the government investigation of alleged anticompetitive conduct by the Company. On September 20, 2007, the Company entered into a settlement agreement with Ronald E. Dancer. Pursuant to the agreement, Mr. Dancer’s purported class action was dismissed with prejudice, and the Company agreed, among other things, to not make certain amendments to its Employee Saving Plan for at least three years, and to pay certain immaterial expenses.
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
ITEM 1A. RISK FACTORS
Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to matters described in Part I, Item 1A, of the Company’s Form 10-Q for the period ended June 30, 2007 and the Form 10-K for the fiscal year ended December 30, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable

(b)	Not Applicable

(c)	Purchases of Equity Securities by Issuer
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. Repurchases of equity securities during the third quarter ended September 29, 2007 are listed in the following table.

			Remaining
	Total shares	Average price per	authorization to
(Shares in thousands, except per share amounts)	repurchased(1)	share	repurchase shares

July 1, 2007 – July 28, 2007	31.1	$63.90	4,154.7
July 29, 2007 – Aug 25, 2007	6.1	60.13	4,154.7

Quarterly total	37.2	$63.28	4,154.7

(1)	Includes shares repurchased through non-cash activities that were delivered (actually or constructively) to the Company by participants exercising stock options during the third quarter of 2007 under the Company’s stock option and incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Information called for in this Item during the period is incorporated by reference to Part II, Item 4 in the Company’s Form 10-Q filed on May 10, 2007.

Avery Dennison Corporation
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 10.2.2:	Revolving Credit Agreement, dated August 10, 2007

Exhibit 10.4.5:	Indenture, dated September 25, 2007, filed on Current Report on Form 8-K on October 1, 2007, incorporated herein by reference

Exhibit 12:	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1:	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AVERY DENNISON CORPORATION (Registrant)

/s/ Daniel R. O’Bryant

Daniel R. O’Bryant Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ Mitchell R. Butier

Mitchell R. Butier Vice President and Controller (Principal Accounting Officer)

November 7, 2007