Form 10-K
period 2007-12-29
AVERY DENNISON CORPORATION
filed 2008-02-27
CIK 8818

2007 10-K

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

Commission file number 1-7685

AVERY DENNISON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1492269
(State of incorporation)	(I.R.S. Employer Identification No.)

150 North Orange Grove Boulevard Pasadena, California	91103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(626) 304-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common stock, $1 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Not applicable.

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates as of June 29, 2007, was approximately $6,506,934,094.

Number of shares of common stock, $1 par value, outstanding as of January 25, 2008: 106,480,795.

The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:

Portions of Annual Report to Shareholders for fiscal year ended December 29, 2007 (the “2007 Annual Report”)	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2008 (the “2008 Proxy Statement”)	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2007 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS

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

On June 15, 2007, we completed the acquisition of Paxar Corporation (“Paxar”), a global leader in retail tag, ticketing, and branding systems. The Paxar operations were included in the Company’s Retail Information Services segment. In accordance with the terms of the acquisition agreement, each outstanding share of Paxar common stock was converted into the right to receive $30.50 in cash. See Retail Information Services Segment below for further information.

In 2007, the Pressure-sensitive Materials segment contributed approximately 55% of our total sales, while the Retail Information Services and Office and Consumer Products segments contribute approximately 19% and 16%, respectively, of our total sales.

In 2007, international operations constituted a significant portion of our business and represented approximately 60% of our sales. We expanded our operations, focusing particularly on Asia, Latin America and Eastern Europe. As of December 29, 2007, we operated approximately 200 manufacturing and distribution facilities located in 60 countries, and employed approximately 37,000 persons worldwide.

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

Except as set forth below, no single customer represented 10% or more of our net sales or trade receivables at year end 2007 and 2006. However, our ten largest customers at year end 2007 represented approximately 17% of trade accounts receivable and consisted of six customers of our Office and Consumer Products segment, three customers of our Pressure-sensitive Materials segment and one customer of both these segments. The financial position and operations of these customers are monitored on an ongoing basis (see “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”). United States export sales are not a significant part of our business. Backlogs are not considered material in the industries in which we compete.

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

On December 1, 2005, Kent Kresa was elected non-executive Chairman. Mr. Kresa presides at executive sessions of the Board. During 2007, the Board held five executive sessions with non-management directors only during regularly scheduled Board meetings, as well as one additional executive session with independent directors only. Stockholders and other interested parties may write to Mr. Kresa concerning matters other than accounting and auditing matters c/o Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103. Stockholders may also write to John T. Cardis, Chairman of the Audit Committee, regarding accounting and auditing matters c/o Secretary at the same address.

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

As discussed above, we completed the acquisition of Paxar in June 2007. The combination of the Paxar business into this segment increases our presence in the expanding and fragmented retail information and brand identification market, combines complementary strengths and broadens the range of our product and service capabilities, improves our ability to meet customer demands for product innovation and improved quality of service, and facilitates expansion into new product and geographic segments. The integration of the acquisition into our operations is also expected to result in significant cost synergies.

In this segment, some of our competitors are SML Group, Checkpoint and Shore To Shore. We believe that our ability to serve our customers with product innovation, a comprehensive brand identification and information management product line, our global distribution network, service, quality, and geographic reach are the key advantages in developing and maintaining our competitive position.

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

Research and Development

Many of our current products are the result of our research and development efforts. Our expenses for research, design and testing of new products and applications by our operating units and the Avery Research Center (the “Research Center”) located in Pasadena, California were $95.5 million in 2007, $87.9 million in 2006, and $85.4 million in 2005. A significant number of our research and development activities are conducted at the Research Center, which supports each of our operating segments.

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

Three-Year Summary of Segment Information

Certain financial information on our reporting segments and other specialty converting businesses for the three years ended December 29, 2007, which appear in Note 12, “Segment Information,” in the Notes to Consolidated Financial Statements beginning on page 72 of our 2007 Annual Report to Shareholders, are incorporated herein by reference.

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

We have operations in 60 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in the political, social, economic, tax and regulatory environments (including tariffs) in the countries in which we operate, as well as the impact of economic conditions on underlying demand for our products. In addition, approximately 60% of our sales are from international operations.

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

In order to grow our product lines and expand into new markets, we have made acquisitions and may do so in the future, for example, we acquired Paxar Corporation in 2007. Various risks, uncertainties, and costs are associated with the acquisitions. Effective integration of systems, controls, objectives, personnel, product lines, markets, customers, suppliers, production facilities and cost savings can be difficult to achieve and the results are uncertain, particularly across our geographically dispersed organization. We may not be able to retain key personnel of an acquired company and we may not be able to successfully execute integration strategies or achieve projected performance targets set for the business segment into which an acquired company is integrated. Both prior to and after the closing of the transactions, our business and those of the acquired companies may suffer due to uncertainty or diversion of management attention.

There can be no assurance that acquisitions will be successful and contribute to our profitability and we may not be able to identify new acquisition opportunities in the future.

Our increased level of indebtedness following the Paxar acquisition could limit our ability to incur additional debt to fund business needs over the medium term.

As a result of the Paxar acquisition, our debt levels approximately doubled. Although significant debt reduction is anticipated over the medium term from both the cash flow generation of our underlying businesses and the synergies expected from the acquisition, circumstances both within and beyond our control could cause debt levels to remain elevated for a longer time frame than anticipated. These higher debt levels could negatively impact our ability to meet other business needs or opportunities and could result in higher financing costs.

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

Our products are not only sold by us, but by third party distributors and retailers as well. Some of our distributors also market products that compete with our products. Changes in the financial or business condition or purchasing decisions of these third parties or their customers could affect our sales and profitability.

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

As of December 29, 2007, we operated over forty principal manufacturing facilities in excess of 100,000 square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:

Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield and Lowell, Indiana; Fairport Harbor, Hamilton, Mentor and Painesville, Ohio; Quakertown, Pennsylvania; and Neenah, Wisconsin

Foreign	Adelaide and Melbourne, Australia; Vinhedo, Brazil; Kunshan and Guangzhou, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Chungju, Korea; Rodange, Luxembourg; Queretaro, Mexico; Rayong, Thailand; Hazerswoude, the Netherlands; and Cramlington, United Kingdom

Retail Information Services Segment

Domestic	Greensboro and Lenoir, North Carolina; Miamisburg, Ohio

Foreign	Hong Kong, Nansha, Shenzhen, Suzhou and Panyu, China

Office and Consumer Products Segment

Domestic	Chicopee, Massachusetts; and Meridian, Mississippi

Foreign	Oberlaindern, Germany; and Juarez and Tijuana, Mexico

Other specialty converting businesses

Domestic	Schererville, Indiana; Painesville, Ohio; and Clinton, South Carolina

Foreign	Turnhout, Belgium

In addition to our principal manufacturing facilities described above, our other principal facilities include our corporate headquarters facility and research center in Pasadena, California, and offices located in Brea and Westlake Village, California; Framingham, Massachusetts; Mentor, Ohio; Hong Kong and Kunshan, China; Leiden, the Netherlands; and Zug, Switzerland.

All of our principal properties identified above are owned except certain facilities in Brea and Westlake Village, California; Hong Kong, Shenzhen, and Panyu, China; Oberlaindern, Germany; Juarez, Mexico; Greensboro, North Carolina; Hamilton and Mentor, Ohio; and Zug, Switzerland, which are leased.

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

As of December 29, 2007, the Company’s estimated liability associated with compliance and remediation costs was approximately $38 million, including preliminary liabilities related to the acquisition of Paxar. See also Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements beginning on page 50 of the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by reference.

During 2006, the Company recognized $15 million for estimated environmental remediation costs for a former operating facility. Of the amount accrued, which represented the lower end of the current estimated range of $15 million to $17 million for costs expected to be incurred, approximately $9 million remained accrued as of December 29, 2007. Management considered additional information provided by outside consultants in revising its previous estimates of expected costs. This estimate could change depending on various factors, such as modification of currently planned remedial actions, changes in the site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.

Other amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the U.S. Department of Justice (“DOJ”) filed a complaint challenging the then proposed merger UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”). The complaint alleged, among other things, that “UPM and [Avery Dennison] have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.” The DOJ concurrently announced a criminal investigation into competitive practices in the label stock industry. Other investigations into competitive practices in the label stock industry were subsequently initiated by the European Commission, the Competition Law Division of the Department of Justice of Canada, and the Australian Competition and Consumer Commission. The Company cooperated with all of these investigations, and all, except the Australian investigation which is continuing, have subsequently been terminated without further action by the authorities.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ merger complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The Company and other defendants opposed this motion. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. On August 28, 2007, plaintiffs moved to lift the discovery stay, which the Company opposed. On November 19, 2007, the court certified a class consisting of all direct purchasers of paper-based label stock from the defendants during the period from January 1, 1996 to July 25, 2003. The Company filed a petition to appeal this decision on December 4, 2007. The Company’s petition is still pending. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ merger complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. These cases remain stayed pending the outcome of class certification proceedings in the federal actions. The Company intends to defend these matters vigorously.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

		Served as
		Executive Officer	Former Positions and Offices
Name	Age	since	with Avery Dennison

Dean A. Scarborough(2) President and Chief Executive Officer (also Director of Avery Dennison)	52	August 1997	2000-2005	President and Chief Operating Officer
Robert G. van Schoonenberg Executive Vice President, Chief Legal Officer and Secretary	61	December 1981	1997-2000	S.V.P., General Counsel and Secretary
Daniel R. O’Bryant Executive Vice President, Finance and Chief Financial Officer	50	January 2001	2001-2005	S.V.P., Finance and Chief Financial Officer
Diane B. Dixon Senior Vice President, Corporate Communications and Advertising	56	December 1985	1997-2000	V.P., Worldwide Communications and Advertising
Anne Hill(3) Senior Vice President, Chief Human Resources Officer	48	May 2007	2004-2006 2003-2004	V.P., Global Human Resources, Chiron Corporation V.P., Global Human Resources, Baxter BioSciences Corporation
Robert M. Malchione Senior Vice President, Corporate Strategy and Technology	50	August 2000	2000-2001	S.V.P., Corporate Strategy
Mitchell R. Butier Vice President, Controller and Chief Accounting Officer	36	May 2007	2004-2006 2003	V.P., Finance, Retail Information Services Group Finance Director, Roll Materials — Europe
Karyn E. Rodriguez Vice President and Treasurer	48	June 2001	1999-2001	Assistant Treasurer, Corporate Finance and Investments
Timothy S. Clyde Group Vice President, Specialty Materials and Converting	45	February 2001	2000-2001	G.V.P., Office Products
Terrence L. Hemmelgarn Group Vice President, Retail Information Services	44	June 2007	2003-2006	V.P. and General Manager, Retail Information Services
Christian A. Simcic Group Vice President, Roll Materials(4)	51	May 2000	1997-2000	V.P. and Managing Director, Asia Pacific

(1)	All officers are elected to serve a one-year term and until their successors are elected and qualify.

(2)	Mr. Scarborough was elected President and Chief Executive Officer effective May 1, 2005.

(3)	Business experience during past 5 years prior to service with the Company.

(4)	Mr. Simcic stepped down as Group Vice President for the Company’s roll materials business at the end of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (b) The information called for by this item appears on pages 19 and 80 of our 2007 Annual Report to Shareholders and under the Equity Compensation Plan Information table in the 2008 Proxy Statement, and the information on page 80 and under the Equity Compensation Plan Information table in the 2008 Proxy Statement called for by this item are incorporated herein by reference. The information on page 19 of our 2007 Annual Report to Shareholders is not being incorporated herein by reference.

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

The following table sets forth the monthly repurchases of our common stock:

			Remaining
			authorization
(Shares in thousands, except per share amounts)	Total shares	Average price	to repurchase
Fourth Quarter	repurchased (1)	per share	shares

September 30, 2007 — October 27, 2007	6.5	$43.38	4,154.7
October 28, 2007 — November 24, 2007	3.0	43.38	4,154.7
November 25, 2007 — December 29, 2007	7.9	43.38	4,154.7

Quarterly Total	17.4	$43.38	4,154.7

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under the Company’s stock option plans.

Item 6.	SELECTED FINANCIAL DATA

Selected financial data for each of the Company’s last five fiscal years appears on page 18 of our 2007 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

• Definition of Terms	15
• Overview and Outlook	16
• Analysis of Results of Operations	20
• Results of Operations by Segment	23
• Financial Condition	26
• Uses and Limitations of Non-GAAP Measures	35
• Related Party Transactions	36
• Critical Accounting Policies and Estimates	36
• Recent Accounting Requirements	41
• Safe Harbor Statement	41

DEFINITION OF TERMS

Our discussion of financial results includes several non-GAAP measures to provide additional information concerning Avery Dennison Corporation’s (the “Company’s”) performance. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, GAAP financial measures. These non-GAAP financial measures are intended to supplement the presentation of our financial results, prepared in accordance with GAAP. Refer to “Uses and Limitations of Non-GAAP Measures.”

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

Change in Accounting Method

Beginning in the fourth quarter of 2007, we changed our method of accounting for inventories for our U.S. operations from a combination of the use of the first-in, first-out (“FIFO”) and the last-in, first-out (“LIFO”) methods to the FIFO method. The inventories for our international operations continue to be valued using the FIFO method. We believe the change is preferable as the FIFO method better reflects the current value of inventories on the Consolidated Balance Sheet; provides better matching of revenue and expense in the Consolidated Statement of Income; provides uniformity across our operations with respect to the method for inventory accounting; and enhances comparability with peers. Furthermore, this application of the FIFO method will be consistent with our accounting of inventories for U.S. income tax purposes.

As a result of the accounting change discussed above and the sale of our raised reflective pavement marker business during 2006 (discussed below in “Divestitures”), the discussions which follow reflect our restated results for the accounting change, as well as summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

OVERVIEW AND OUTLOOK

Overview

Sales

Our sales from continuing operations increased 13% in 2007 compared to growth of 2% in 2006, driven primarily by the acquisition of Paxar Corporation (“Paxar”) and currency translation. Due to the diverse mix of our businesses and the expansion of our Retail Information Services segment, the allocation of organic sales growth into its components of volume growth and price and mix have become less useful in our analysis. We will continue to provide this information for those segments where it is useful.

Estimated change in sales due to:	2007	2006	2005

Organic sales growth	1%	3%	1%
Foreign currency translation	5	—	2
Acquisitions, net of divestitures	8	(1)	—

Reported sales growth(1)	13%	2%	3%

(1)	Columns may not sum due to rounding

Organic sales growth of 1% in 2007 and 3% in 2006 reflected increases in most of our businesses outside of the U.S., particularly in the emerging markets of Asia, Eastern Europe and Latin America. Organic sales growth (or decline) by our major regions of operation was as follows:

	2007	2006	2005

U.S.	(4)%	—	(3)%
Europe	3%	3%	3%
Asia	9%	13%	13%
Latin America	4%	11%	4%

Outside of the U.S., sales increased on an organic basis by 4% and 5% in 2007 and 2006, respectively, due to market expansion and share gain in certain businesses.

In the U.S., sales on an organic basis declined 4% in 2007 due primarily to the slowdown in the U.S. retail environment, particularly in our Retail Information Services and Office and Consumer Products segments, as retailers lowered inventories in the face of slowing consumer demand. Our roll materials businesses in North America and Europe also experienced soft market conditions, especially in the second half of the year. These conditions, combined with capacity and demand imbalances, impacted pricing in these markets as well.

In 2006, U.S. sales were approximately even with 2005. The North American roll materials business was weak due to market share loss (related to price increases implemented in 2005 and early 2006, to offset higher raw material costs), as well as generally slow market conditions. The benefit from growth of Avery-brand products and a strong back-to-school season in our Office and Consumer Products segment in the U.S. was offset by the loss of sales from exiting certain low-margin private label business in that segment.

Net Income

Net income decreased $70 million in 2007 compared to 2006.

Negative factors affecting net income included:

•	Higher interest expense and amortization of intangibles related to the Paxar acquisition

•	Transition costs related to the integration of Paxar operations and other restructuring actions

•	Higher asset impairment and restructuring charges (including acquisition-related charges)

•	More competitive pricing environment and unfavorable product mix in the roll materials business

•	Higher raw material costs

•	Higher effective tax rate

Positive factors affecting net income included:

•	Higher sales, including sales from the Paxar acquisition, and a benefit from foreign currency translation

•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

Acquisitions

On June 15, 2007, we completed the acquisition of Paxar Corporation (“Paxar”), a global leader in retail tag, ticketing, and branding systems. The combination of the Paxar business into our Retail Information Services segment increases our presence in the expanding and fragmented retail information and brand identification market, combines complementary strengths and broadens the range of our product and service capabilities, improves our ability to meet customer demands for product innovation and improved quality of service, and facilitates expansion into new product and geographic segments. The integration of this acquisition into our operations is also expected to result in significant cost synergies. Refer to the “Outlook” section herein for further information.

See Note 2, “Acquisitions,” to the Consolidated Financial Statements for further information.

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

In December 2005, we also announced the divestiture of two product lines. These divestitures were completed in the first quarter of 2006. The first product line, which was included in the Office and Consumer Products segment, had estimated sales of $60 million in 2005, with minimal impact to income from operations. The second product line, which was included in other specialty converting businesses, had annual sales of approximately $10 million in 2005, with minimal impact to income from operations. As part of these divestitures, in 2005, we recorded severance and other employee-related charges of approximately $6 million and asset impairments of approximately $9 million. These charges were included in the “Other Expense, net” line of our Consolidated Statement of Income. Refer to Note 10, “Cost Reduction Actions,” to the Consolidated Financial Statements for further detail.

Cost Reduction Actions

	Accrued	Headcount
(Dollars in millions)	Expense(1)	Reduction

Q4 2006 restructuring	$5.1	140
2007 restructuring (excluding Paxar integration-related actions)	26.3	415

Total Q4 2006-2007 restructuring actions	$31.4	555

(1)	Includes severance, asset impairment and lease cancellation charges

From late 2006 through the end of 2007, we initiated new cost reduction actions that are expected to yield annualized pretax savings of $45 million to $50 million, in addition to cost synergies from the integration of Paxar discussed below. In 2007, savings from these actions, net of transition costs, were approximately $5 million.

Incremental savings in 2008 associated with these actions are expected to be approximately $30 million, with the balance expected to be realized in 2009. These restructuring actions result in headcount reductions of approximately 555 positions, impacting all of our segments and geographic regions.

During 2007 and 2006, we realized annualized pretax savings (net of transition costs) of over $90 million, resulting from restructuring actions initiated in the fourth quarter of 2005. These restructuring actions resulted in headcount reductions of approximately 1,150 positions, which impacted all of our segments and geographic regions and were completed in 2006.

In 2005, we also incurred charges related to the planned divestitures of several low-margin businesses and product lines, as discussed in the “Divestitures” section.

Refer to Note 10, “Cost Reduction Actions,” to the Consolidated Financial Statements for further detail.

Paxar Acquisition-related Actions

	Paxar
	Acquisition-	Headcount
(Dollars in millions)	related costs(1)	Reduction

2007 Restructuring (P&L)	$31.2	200
2007 Transition costs (P&L)	43.0	—
Purchase Price Adjustments	27.7	855

Total Paxar integration actions	$101.9	1,055

Change-in-control costs (Purchase price adjustment)	27.1

Total Paxar acquisition-related costs	$129.0

(1)	Includes severance, asset impairment and lease cancellation charges

In 2007, cost synergies resulting from the integration of Paxar were approximately $20 million. Incremental cost synergies expected to be achieved through 2010 are discussed in the “Outlook” section below. These integration actions result in headcount reductions of approximately 1,055 positions in our Retail Information Services segment.

Refer to Note 2, “Acquisitions” and Note 10, “Cost Reduction Actions,” to the Consolidated Financial Statements for further detail.

Effective Rate of Taxes on Income

The effective tax rate was 19.1% for the full year 2007 compared with 17.6% for the full year 2006.

Unlike 2007, our effective tax rate for 2006 benefited from the following events:

•	Several favorable tax audit settlements in various jurisdictions and the closure of certain tax years

•	Release of certain valuation allowances

Free Cash Flow

Free cash flow, which is a non-GAAP measure, refers to cash flow from operating activities less spending on property, plant, equipment, software and other deferred charges. We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. Management believes that it is appropriate to measure cash after spending on property, plant, and equipment, software and other deferred charges because such spending is considered integral to maintaining or expanding our underlying business. This measure is not intended to represent the residual cash available for discretionary purposes. Refer to “Uses and Limitations of Non-GAAP Measures” section for further information regarding limitations of this measure.

(In millions)	2007	2006	2005

Net cash provided by operating activities	$499.4	$510.8	$441.6
Purchase of property, plant and equipment	(190.5)	(161.9)	(162.5)
Purchase of software and other deferred charges	(64.3)	(33.4)	(25.8)

Free cash flow	$244.6	$315.5	$253.3

The decrease in free cash flow in 2007 of $71 million reflects higher spending on property, plant and equipment and software and other deferred charges, as well as lower net income compared to 2006. See “Analysis of Results of Operations” and the Liquidity section of “Financial Condition” below for more information.

Investigations and Legal Proceedings

We previously announced that we had been notified by the European Commission, the United States Department of Justice (“DOJ”), the Competition Law Department of the Department of Justice of Canada and the Australian Competition and Consumer Commission of their respective criminal investigations into competitive practices in the label stock industry. We cooperated with all of these investigations, and all, except the Australian investigation which is continuing, have been terminated without further action by the authorities.

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

Outlook

In 2008, we anticipate a high single-digit to low double-digit rate of revenue growth, including both the benefit from the Paxar acquisition (approximately 6.5% benefit) and a modest benefit from foreign currency translation based on year end exchange rates. Our revenue assumptions are subject to changes in economic and market conditions.

We estimate that the total annual cost synergies associated with the Paxar integration to be in the range of $115 million to $125 million, with an estimated $60 million to $70 million of these cost synergies expected to represent incremental savings during 2008. To accomplish our synergy target, we will incur pretax cash costs estimated to be in the range of $165 million to $180 million. Approximately $75 million of these costs were incurred in 2007, and we estimate approximately $60 million to $70 million will be incurred in 2008.

We anticipate continued benefit from our ongoing productivity improvement initiatives. In addition to the synergies resulting from the Paxar integration described above, we anticipate our restructuring and business realignment efforts to yield incremental savings in 2008 of an estimated $30 million, net of transition costs. We assume the benefits from these and other productivity initiatives will be partially offset by approximately 2% inflation of raw material costs (approximately $50 million to $55 million) based on current commodity pricing trends, as well as higher costs associated with general inflation and investments for growth during 2008.

We anticipate price increases in 2008 to at least partially offset raw material inflation.

We estimate interest expense to be in the range of $125 million to $135 million, approximately $20 million to $30 million higher than 2007, driven by acquisition-related debt. Our estimate is subject to changes in average debt outstanding and changes in market rates associated with the portion of our debt tied to variable interest rates.

We anticipate total restructuring and asset impairment charges in 2008 to be lower than the charges taken in 2007.

The annual effective tax rate will be impacted by future events including changes in tax laws, geographic income mix, tax audits, closure of tax years, legal entity restructuring, and the release of valuation allowances on deferred tax assets. The effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements and the recognition of discrete events.

We anticipate our capital and software expenditures before Paxar integration-related activities to be approximately $195 million in 2008. Capital and software expenditures related to the Paxar integration are expected to total $40 million to $45 million, of which approximately $25 million to $30 million is expected to be incurred during 2008. These costs are included in the total one-time cash cost estimate for the integration, discussed above.

Reflecting the foregoing assumptions, we expect an increase in annual earnings and free cash flow in comparison with 2007.

ANALYSIS OF RESULTS OF OPERATIONS

Income from Continuing Operations Before Taxes:

(In millions)	2007	2006	2005

Net sales	$6,307.8	$5,575.9	$5,473.5
Cost of products sold	4,585.4	4,037.9	3,996.6

Gross profit	1,722.4	1,538.0	1,476.9
Marketing, general and administrative expense	1,182.5	1,011.1	987.9
Interest expense	105.2	55.5	57.9
Other expense, net	59.4	36.2	63.6

Income from continuing operations before taxes	$375.3	$435.2	$367.5

As a Percent of Sales:	%	%	%

Gross profit (margin)	27.3	27.6	27.0
Marketing, general and administrative expense	18.7	18.1	18.0
Income from continuing operations before taxes	5.9	7.8	6.7

In 2006, we reclassified shipping and handling costs from “Marketing, general and administrative expense” to “Cost of products sold” to align our businesses around a standard accounting policy. Previous results included herein have been reclassified for comparability to the current year.

Sales

Sales increased 13% in 2007 compared to an increase of 2% in 2006. The benefit of the Paxar acquisition, net of product line divestitures, increased sales by an estimated $500 million in 2007. Product line divestitures, net of incremental sales from acquisitions, reduced sales by approximately $54 million in 2006.

Foreign currency translation had a favorable impact on the change in sales of approximately $232 million in 2007 compared to approximately $21 million in 2006.

Organic sales growth was approximately 1% in 2007 compared to approximately 3% in 2006. Organic sales growth in 2007 reflected growth in our Pressure-sensitive Materials segment and other specialty converting businesses, driven by expansion of international markets. This international growth was partially offset by slower and more competitive market conditions in our North American roll materials business (where unit volume growth was more than offset by negative price and mix). The organic sales growth in Pressure-sensitive Materials and other specialty converting businesses was offset by a decline in our Office and Consumer Products segment, due primarily to customer inventory reductions. Our Retail Information Services segment experienced organic sales growth of 1% in 2007, reflecting increased sales for the European retail market, partially offset by a decline in orders related to apparel shipped to North American retailers and brand owners.

On an organic basis, sales in the U.S. were approximately even in 2006, compared to a decrease of approximately 3% in 2005. The North American roll materials business was impacted by slow market conditions and share loss resulting from price increases. The benefit from growth of Avery-brand products and a strong back-to-school season in our Office and Consumer Products segment in the U.S. was offset by the loss of sales from exiting certain low-margin private label business (approximate impact of $22 million) in that segment.

Refer to “Results of Operations by Segment” for further information on segments.

Gross Profit

Gross profit margin in 2007 decreased due to price competition and unfavorable product mix in the roll materials business and higher raw material costs. The negative effect of these factors was partially offset by the addition of the higher gross profit margin Paxar business, as well as benefits from our ongoing productivity improvement and cost reduction actions.

In 2006, the benefits of productivity improvement and cost reduction actions were partially offset by:

•	Unfavorable segment mix (faster growth in segments with lower gross profit margin as a percent of sales)

•	Energy-related cost inflation

•	Transition costs associated with restructuring

Marketing, General and Administrative Expenses

Marketing, general and administrative expense in 2007 increased from 2006, as savings from restructuring actions and other cost reductions were more than offset by:

•	Costs associated with the Paxar business and related integration expense (totaling approximately $185 million, including $40 million in integration-related transition costs and $12 million in amortization of intangibles)

•	The impact of foreign currency translation (approximately $30 million).

Marketing, general and administrative expense in 2006 increased from 2005, as the benefits from productivity improvement initiatives and cost reduction actions were more than offset by:

•	Recognition of stock option expense (approximately $21 million)

•	Increased spending on information systems and marketing (approximately $19 million)

•	Increase in pension, medical and other employee-related costs (approximately $12 million)

Interest Expense

Interest expense increased 90%, or approximately $50 million, in 2007 compared to 2006, due to an increase in borrowings to fund the Paxar acquisition, as well as an increase in interest rates.

Other Expense, net

(In millions, pretax)	2007	2006	2005

Restructuring costs	$21.6	$21.1	$37.5
Asset impairment and lease cancellation charges	17.5	8.7	28.1
Asset impairment — integration related	18.4	—	—
Other items	1.9	6.4	(2.0)

Other expense, net	$59.4	$36.2	$63.6

In 2007 and 2006, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs and asset impairment charges related to cost reduction actions and divestitures, as described above in the “Cost Reduction Actions” and “Paxar Integration Actions” sections herein. Refer also to Note 10, “Cost Reduction Actions,” to the Consolidated Financial Statements for more information.

The other items included in “Other expense, net” in 2007 included:

•	Cash flow hedge loss ($4.8 million)

•	Expenses related to a divestiture ($.3 million)

•	Reversal of accrual related to a lawsuit ($3.2 million)

The other items included in “Other expense, net” in 2006 included:

•	Accrual for environmental remediation costs ($13 million); refer to the Environmental section of “Financial Condition” below

•	Costs related to a lawsuit and a divestiture ($.8 million)

•	Gain on sale of assets ($5.3 million)

•	Gain on curtailment and settlement of a pension obligation ($1.6 million)

•	Gain on sale of an investment ($10.5 million), partially offset by a charitable contribution to the Avery Dennison Foundation ($10 million)

In 2005, other items included in “Other expense, net” consisted of a gain on the sale of assets ($5.8 million), partially offset by costs related to a lawsuit ($3.8 million).

Net Income:

(In millions, except per share amounts)	2007	2006	2005

Income from continuing operations before taxes	$375.3	$435.2	$367.5
Taxes on income	71.8	76.7	75.3

Income from continuing operations	303.5	358.5	292.2
Income (loss) from discontinued operations, net of tax	—	14.7	(65.4)

Net income	$303.5	$373.2	$226.8

Net income per common share	$3.09	$3.74	$2.27
Net income per common share, assuming dilution	$3.07	$3.72	$2.26

Net income as a percent of sales	4.8%	6.7%	4.1%
Effective tax rate from continuing operations	19.1%	17.6%	20.5%

Taxes on Income

Both our 2007 and 2006 effective tax rates included the benefits from changes in the geographic mix of income and continued improvements in our global tax structure.

The effective tax rate in both years includes the impact from several tax audit settlements in various jurisdictions, reflecting a net expense of $.8 million in 2007 and a net benefit of $8.1 million in 2006.

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

Income from discontinued operations included net sales of approximately $7 million in 2006, and $23 million in 2005.

Refer to the Discontinued Operations section of Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS BY SEGMENT

Pressure-sensitive Materials Segment

(In millions)	2007	2006	2005

Net sales including intersegment sales	$3,662.6	$3,397.8	$3,277.7
Less intersegment sales	(164.9)	(161.5)	(163.2)

Net sales	$3,497.7	$3,236.3	$3,114.5
Operating income(1)	318.7	301.6	264.1

(1) Includes restructuring costs, asset impairment charges and other items for all years presented	$13.8	$9.3	$23.0

Net Sales

Sales in our Pressure-sensitive Materials segment increased 8% in 2007 compared to 4% growth in 2006. Organic sales growth in both 2007 and 2006 was approximately 3%.

Organic sales growth for 2007 and 2006 reflected growth in our roll materials and graphics and reflective businesses in Asia, Latin America and Europe, partially offset by declines in our North American roll materials businesses. For both years, market expansion in our roll materials business contributed to double-digit organic sales growth in Asia and mid single-digit organic sales growth in Latin America.

In both 2007 and 2006, our roll materials business in Europe experienced low single-digit organic sales growth.

In our North American roll materials business, 2007 sales on an organic basis declined at a low single-digit rate, while 2006 sales were even with the prior year. Slow market conditions impacted both years. In 2007, a more competitive environment due in part to capacity additions in the industry led to price reductions to maintain market share. In 2006, the loss of market share following our implementation of selling price increases in 2005 and early 2006 contributed to a decline in this business.

Our graphics and reflective business experienced mid single-digit organic sales growth in both 2007 and 2006, as strong international growth was partially offset by declines in the U.S.

The changes in reported sales for this segment included a favorable impact of foreign currency translation of approximately $174 million in 2007 and approximately $15 million in 2006.

Operating Income

Increased operating income in 2007 and 2006 reflected higher sales and cost savings from restructuring and productivity improvement initiatives. In 2007, these initiatives were partially offset by a more competitive pricing environment and unfavorable product mix in the roll materials business, higher raw material costs and transition costs related to restructuring actions. In 2006, these initiatives were partially offset by stock option expense.

Operating income for all three years reflected restructuring and asset impairment charges. In 2007, operating income included a reversal of a portion of an accrual related to a lawsuit. In 2006, operating income included a gain on sale of assets, legal fees related to a lawsuit, and lease cancellation charges. In 2005, operating income included an accrual related to a lawsuit, net of a gain on sale of assets.

Retail Information Services Segment

(In millions)	2007	2006	2005

Net sales including intersegment sales	$1,176.6	$671.1	$637.1
Less intersegment sales	(2.1)	(3.4)	(6.7)

Net sales	$1,174.5	$667.7	$630.4
Operating income(1)(2)	(4.0)	45.7	37.7

(1) Includes restructuring costs, asset impairment and lease cancellation charges for all years presented	$31.2	$11.2	$7.5

(2) Includes transition costs associated with Paxar integration	$43.0	$—	$—

Net Sales

Sales in our Retail Information Services segment increased 76% in 2007 compared to an increase of 6% in 2006. In 2007, the increase reflected an estimated $510 million in sales from the Paxar acquisition and the favorable impact of foreign currency translation (approximately $17 million). In 2006, the increase reflected growth of the business in Asia, Latin America and Europe, incremental sales from acquisitions (approximately $3 million) and the favorable impact of foreign currency translation (approximately $3 million).

Organic sales growth of approximately 1% in 2007 reflected increased sales for the European retail market, partially offset by a decline in orders related to apparel shipped to North American retailers and brand owners. Organic sales growth was 5% in 2006.

Operating Income

Operating loss in 2007 reflected transition costs and integration-related asset impairment charges associated with the Paxar acquisition, amortization of acquisition intangibles and higher expenses due to investments for growth in Asia, including higher employee-related costs. Higher operating costs were partially offset by higher sales and savings from restructuring and productivity initiatives.

In 2006, operating income benefited from productivity improvement actions, including the migration of production from Hong Kong to lower cost facilities in mainland China. Benefits from productivity initiatives were offset by increased spending for information systems, stock option expense and other incremental employee-related costs in 2006.

Operating income included integration-related software impairment charges in 2007. Restructuring costs, asset impairment and lease cancellation charges were incurred in all three years.

Office and Consumer Products Segment

(In millions)	2007	2006	2005

Net sales including intersegment sales	$1,017.8	$1,073.8	$1,138.1
Less intersegment sales	(1.6)	(1.8)	(2.0)

Net sales	$1,016.2	$1,072.0	$1,136.1
Operating income(1)	173.6	187.4	161.9

(1) Includes restructuring costs for all years, asset impairment charges for 2005 and 2006, and other items for 2006 and 2007	$4.8	$(2.3)	$21.8

Net Sales

Sales in our Office and Consumer Products segment decreased 5% in 2007 and 6% in 2006. The decline in reported sales in 2007 reflected lower sales on an organic basis, as well as the impact of product line divestitures (approximately $9 million). The decline in reported sales in 2006 reflected the impact of a product line divestiture in Europe (approximately $51 million). Foreign currency translation had a favorable impact on the change in reported sales of approximately $25 million in 2007 and $1 million in 2006.

On an organic basis, sales declined approximately 7% in 2007. The decline reflected customer inventory reductions resulting in part from a volume shift to the fourth quarter of 2006 in advance of January 2007 selling price increases for certain product lines, the loss of sales from exiting certain low margin business, and a weaker back-to-school season compared to the prior year.

In 2006, sales on an organic basis declined 1%, reflecting the loss of sales from exiting certain low-margin private label business at the end of 2005 (approximately $22 million), partially offset by growth in Avery-brand products, a strong back-to-school season in North America, and accelerated purchases by customers in late 2006 in advance of our 2007 selling price increases for certain product lines.

Operating Income

Operating income in 2007 reflected lower sales, restructuring charges and related transition costs, and higher raw material costs, partially offset by savings from restructuring actions and productivity initiatives.

Operating income in 2006 reflected cost savings from productivity improvement and restructuring actions, partially offset by associated transition costs, higher raw material and energy-related costs, increased marketing costs and stock option expense.

Operating income in 2007 included lease cancellation costs and expense related to a divestiture. In 2006, operating income included a gain from sale of assets, a gain from curtailment and settlement of a pension obligation, and a net gain from a product line divestiture. Asset impairment charges were incurred in both 2005 and 2006, while restructuring costs were incurred in all three years.

Other specialty converting businesses

(In millions)	2007	2006	2005

Net sales including intersegment sales	$639.3	$614.3	$607.7
Less intersegment sales	(19.9)	(14.4)	(15.2)

Net sales	$619.4	$599.9	$592.5
Operating income(1)	25.4	17.3	14.9

(1) Includes restructuring and asset impairment charges for all years presented	$4.2	$3.7	$6.2

Net Sales

Sales in our other specialty converting businesses increased 3% in 2007 and 1% in 2006. In 2007, the increase reflected the favorable impact of foreign currency translation (approximately $16 million), partially offset by the impact of a product line divestiture, net of a small acquisition (approximately $2 million). In 2006, a product line divestiture reduced reported sales by approximately $7 million, while foreign currency translation had a favorable impact on the change in sales of approximately $1 million.

Organic sales growth of approximately 1% in 2007 included the negative effect of exiting certain low-margin products in our specialty tape business (approximately $16 million). The loss of these sales was more than offset by solid growth in other parts of the specialty tape business, as well as growth of the RFID division. Organic sales growth of approximately 2% in 2006 reflected solid growth in our specialty tape business, partially offset by weakness in other businesses.

Operating Income

Operating income for these businesses increased in 2007, reflecting higher sales, savings from restructuring and productivity initiatives, and a reduction in operating loss from the RFID division.

Operating income for these businesses increased in 2006, reflecting cost savings from restructuring and productivity improvement initiatives, partially offset by stock option expense.

Operating income for all years included restructuring and asset impairment charges.

FINANCIAL CONDITION

Liquidity

Cash Flow Provided by Operating Activities:

(In millions)	2007	2006	2005

Net income	$303.5	$373.2	$226.8
Depreciation and amortization	234.6	197.9	201.5
Income taxes (deferred and accrued)	(31.4)	5.3	(44.2)
Asset impairment and net loss (gain) on sale and disposal of assets	44.0	(7.8)	108.1
Trade accounts receivable	1.0	(2.3)	(43.9)
Other current assets	18.8	(45.6)	(4.3)
Inventories	(5.3)	(24.6)	(12.4)
Accounts payable and accrued liabilities	(87.1)	8.9	30.4
Long-term retirement benefits and other liabilities	15.1	(11.8)	(12.9)
Stock-based compensation	21.6	24.1	—
Other non-cash items, net	(15.4)	(6.5)	(7.5)

Net cash provided by operating activities	$499.4	$510.8	$441.6

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and divestitures and certain non-cash transactions (discussed in “Analysis of Selected Balance Sheet Accounts” below).

In 2007, cash flow provided by operating activities was impacted by lower net income, changes in working capital and other factors, as shown below:

Negative factors

•	Accounts payable and accrued liabilities reflected the timing of payments, as well as shorter vendor payment terms

Positive factors

•	Other current assets primarily reflected the timing of collection of value-added tax receivables in Europe

•	Long-term retirement benefits and other liabilities primarily reflected lower contributions to our pension plans, partially offset by benefit payments

In 2006, cash flow provided by operating activities was impacted by higher net income, changes in working capital and other factors, as shown below:

Negative factors

•	Other current assets primarily reflected the timing of collection of value-added tax receivables in Europe

•	Inventories reflected increased purchases to support higher sales and customer service initiatives

•	Long-term retirement benefits and other liabilities reflected benefit payments, partially offset by contributions of approximately $39 million to our pension and postretirement health benefit plans

Positive factors

•	Accounts payable and accrued liabilities reflected the timing of payments and increased inventory

Cash Flow Used in Investing Activities:

(In millions)	2007	2006	2005

Purchase of property, plant and equipment	$(190.5)	$(161.9)	$(162.5)
Purchase of software and other deferred charges	(64.3)	(33.4)	(25.8)
Payments for acquisitions	(1,291.9)	(13.4)	(2.8)
Proceeds from sale of assets	4.9	15.4	21.8
Proceeds from sale of businesses and investments	—	35.4	—
Other	(1.4)	3.0	1.7

Net cash used in investing activities	$(1,543.2)	$(154.9)	$(167.6)

Payments for acquisitions

On June 15, 2007, we completed the acquisition of Paxar. In accordance with the terms of the acquisition agreement, each outstanding share of Paxar common stock, par value $0.10 was converted into the right to receive $30.50 in cash. The total purchase price for this transaction was approximately $1.3 billion, including transaction costs of approximately $15 million. Cash paid for acquisitions is reported net of cash acquired of approximately $47 million. Funds to complete the acquisition were initially derived from commercial paper borrowings, supported by a bridge revolving credit facility. Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements for further information.

Payments for acquisitions during 2007 also include buy-outs of minority interest shareholders associated with certain subsidiaries of RVL Packaging, Inc. and Paxar of approximately $4 million.

Capital Spending

Significant capital projects in 2007 included investments for expansion in China and India serving both our materials and retail information services businesses. Significant information technology projects in 2007 included customer service and standardization initiatives.

Proceeds from Sale of Businesses and Investments

In 2006, we sold a long-term investment (proceeds of approximately $16 million), divested our raised reflective pavement marker business in the U.S. (proceeds of approximately $9 million), and divested a product line in Europe (proceeds of approximately $4 million).

Cash Flow Used in Financing Activities:

(In millions)	2007	2006	2005

Net change in borrowings and payments of debt	$1,259.0	$(140.1)	$(80.5)
Dividends paid	(171.8)	(171.8)	(168.7)
Purchase of treasury stock	(63.2)	(157.7)	(40.9)
Proceeds from exercise of stock options, net	38.1	54.1	11.1
Other	(6.7)	17.7	18.5

Net cash provided by (used in) financing activities	$1,055.4	$(397.8)	$(260.5)

Borrowings and Repayment of Debt

At year end 2007, our borrowings outstanding under foreign short-term lines of credit were $70.1 million (weighted-average interest rate of 10.6%), compared to $101.5 million at year end 2006 (weighted-average interest rate of 9.6%).

Short-term variable rate commercial paper borrowings were $990.2 million at December 29, 2007 (weighted-average interest rate of 5.2%) compared to $154.4 million at December 30, 2006 (weighted-average interest rate of 5.0%). During 2007, we increased our short-term borrowings to initially fund the Paxar acquisition, as noted above in “Payments for acquisitions,” as well as to support share repurchases. The change in outstanding commercial paper also reflects positive cash flow from operations.

We had medium-term notes of $100 million outstanding at year end 2007, compared to $160 million at year end 2006. In 2007, medium-term notes of $60 million were paid on maturity. Outstanding medium-term notes have maturities from 2008 through 2025 and accrue interest at fixed rates ranging from 5.9% to 7.6%.

In September 2007, one of our subsidiaries issued $250 million 10-year senior notes, which we guaranteed, bearing interest at a rate of 6.625% per year, due October 2017. The net proceeds from the offering were approximately $247 million and were used to pay down current long-term debt maturities of $150 million and reduce commercial paper borrowings of $97 million initially used to finance the Paxar acquisition.

In November 2007, we issued $400 million of 7.875% Corporate HiMEDS units, a mandatory convertible debt issue. An additional $40 million of HiMEDS units were issued in December 2007 as a result of the exercise of the overallotment allocation from the initial issuance. Each HiMEDS unit is comprised of two components — a purchase contract obligating the holder to purchase from us a certain number of shares in 2010 ranging from approximately 6.8 million to approximately 8.6 million shares (depending on the stock price at that time) and a senior note due in 2020. The net proceeds from the offering were approximately $427 million, which were used to reduce commercial paper borrowings initially used to finance the Paxar acquisition.

Shareholders’ Equity

Our shareholders’ equity was approximately $1.99 billion at year end 2007, compared to approximately $1.70 billion at year end 2006. Our annual dividend per share increased to $1.61 in 2007 from $1.57 in 2006.

Share Repurchases

On October 26, 2006, the Board of Directors authorized the Company to purchase an additional 5 million shares of the Company’s stock under our existing stock repurchase program, resulting in a total authorization of approximately 7.4 million shares of the Company’s stock at that date. We repurchased approximately .8 million and 2.5 million shares in 2007 and 2006, respectively. Cash payments for these repurchased shares were approximately

$63 million and approximately $158 million in 2007 and 2006, respectively. Included in the 2007 cash payments were approximately $11 million related to shares repurchased in 2006, but settled in 2007. As of December 29, 2007, approximately 4.1 million shares were available for repurchase under the Board of Directors’ authorization.

In 2005, we repurchased approximately .7 million shares under an agreement related to the L&E Packaging (“L&E”) acquisition and recorded such amount to treasury stock.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

Goodwill increased $967 million during 2007, primarily due to our preliminary valuation of goodwill associated with the Paxar acquisition completed in June 2007 ($931 million), buy-outs of minority interest shareholders ($4 million) associated with certain subsidiaries of RVL Packaging, Inc. and Paxar, and foreign currency translation ($32 million), partially offset by a tax adjustment related to a previous acquisition (less than $1 million).

Other intangibles resulting from business acquisitions increased approximately $219 million during 2007 due to our preliminary valuation of the intangible assets of the Paxar acquisition ($234 million), and the impact of foreign currency translation ($5 million), partially offset by amortization expense ($20 million).

Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements for further information.

Other assets increased approximately $63 million during 2007 due primarily to purchases of software and other deferred charges ($64 million), an increase in the cash surrender value of corporate-owned life insurance ($17 million), debt issuance costs associated with current year issuances ($15 million), increase in long-term pension assets ($7 million), increase in other assets ($3 million), and the impact of foreign currency translation ($6 million), partially offset by normal amortization of software and other deferred charges ($31 million), and software asset impairments ($18 million).

Other Shareholders’ Equity Accounts

The value of our employee stock benefit trust decreased $174 million in 2007, due to a decrease in the market value of shares held in the trust of approximately $120 million, and the issuance of shares under our stock option and incentive plans of approximately $54 million.

Accumulated other comprehensive income (loss) changed by approximately $135 million due to foreign currency translation (approximately $106 million), as well as the current year amortization and recognition of net pension transition obligation, prior service cost and net actuarial loss (approximately $29 million).

Impact of Foreign Currency Translation:

(In millions)	2007	2006	2005

Change in net sales	$232	$21	$77
Change in net income	13	2	2

In 2007, international operations generated approximately 63% of our net sales. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates.

The benefit to sales from currency translation in 2007 primarily reflected a benefit from sales denominated in Euros, as well as sales in the currencies of Great Britain, Australia, Brazil and China, partially offset by a negative impact of sales in the currencies of South Africa and Hong Kong.

Translation gains and losses for operations in hyperinflationary economies are included in net income in the period incurred. Operations are treated as being in a hyperinflationary economy based on the cumulative inflation rate over the past three years. In 2007, we had no operations in hyperinflationary economies. In 2006, the only hyperinflationary economy in which we operated was the Dominican Republic, which uses the U.S. dollar as the functional currency. In 2005, our operations in hyperinflationary economies consisted of the Dominican Republic and Turkey; however, the impact on net income from these operations was not significant.

Effect of Foreign Currency Transactions

The impact on net income from transactions denominated in foreign currencies is mitigated because the costs of our products are generally denominated in the same currencies in which they are sold. In addition, to reduce our income statement exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts, where available and appropriate.

Analysis of Selected Financial Ratios

We utilize certain financial ratios to assess our financial condition and operating performance, as discussed below.

Operational Working Capital Ratio

Working capital (current assets minus current liabilities, excluding working capital of held-for-sale businesses) as a percent of net sales decreased in 2007 primarily due to an increase in short-term debt.

On February 8, 2008, one of our subsidiaries entered into a credit agreement for a term loan credit facility with fourteen domestic and foreign banks for a total commitment of $400 million, maturing February 8, 2011. The proceeds from this term loan credit facility were used to reduce commercial paper borrowings (included in current liabilities) initially used to finance the Paxar acquisition.

Operational working capital from continuing operations, as a percent of net sales, is a non-GAAP measure and is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations due to our financing and other activities (that affect cash and cash equivalents, deferred taxes, other current assets and other current liabilities) that tend to be disparate in amount and timing and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Uses and Limitations of Non-GAAP Measures.” Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio, to maximize cash flow and return on investment.

Operational working capital from continuing operations:

(In millions)	2007	2006

(A) Working capital (current assets minus current liabilities; excludes working capital of held-for-sale businesses)	$(419.3)	$(12.1)
Reconciling items:
Cash and cash equivalents	(71.5)	(58.5)
Deferred taxes and other current assets	(242.0)	(221.1)
Short-term and current portion of long-term debt	1,110.8	466.4
Other current liabilities	687.6	602.3

(B) Operational working capital from continuing operations	$1,065.6	$777.0

(C) Net sales	$6,307.8	$5,575.9

Working capital, as a percent of net sales(A)÷(C)	(6.6)%	(.2)%

Operational working capital from continuing operations, as a percent of net sales(B)÷(C)	16.9%	13.9%

As a percent of sales, operational working capital from continuing operations in 2007 increased compared to 2006. The primary factors contributing to this change, which includes the impact of currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 62 days in 2007 compared to 58 days in 2006, calculated using a four-quarter average accounts receivable balance divided by the average daily sales for the year. The change is primarily due to the acquisition of Paxar, as well as the timing of sales and collections.

Inventory Ratio

Average inventory turnover was 7.8 in 2007 compared to 8.1 in 2006, calculated using the annual cost of sales divided by a four-quarter average inventory balance. The change is primarily due to the acquisition of Paxar.

Accounts Payable Ratio

The average number of days payable outstanding was 58 days in 2007 compared to 61 days in 2006, calculated using a four-quarter average accounts payable balance divided by the average daily cost of products sold for the year. The change is primarily due to the timing of payments in Europe, partially offset by the acquisition of Paxar.

Debt Ratios

		Year End
	Requirement	2007	2006

Total debt to total capital		53.1%	36.3%
Debt covenant ratios:
Total debt to earnings before interest, taxes, depreciation and amortization	Not to exceed 3.5:1.0	3.2:1.0	1.4:1.0
Earnings before interest and taxes to interest	At least 3.5:1.0	4.6:1.0	9.3:1.0

The increase in the total debt to total capital ratio in 2007 was primarily due to a net increase in debt related to the Paxar acquisition and share repurchases, partially offset by an increase in shareholders’ equity.

Our various loan agreements in effect at year end require that we maintain specified ratios of consolidated debt and consolidated interest expense in relation to certain measures of income. We were in compliance with these covenants as shown in the table above.

The fair value of our debt is estimated based on the discounted amount of the related cash flows using the current rates offered to us for debt of the same remaining maturities. At year end, the fair value of our total debt, including short-term borrowings, was $2,250.7 million in 2007 and $963 million in 2006.

Shareholders’ Equity Ratios

	2007	2006	2005

Return on average shareholders’ equity	16.5%	22.7%	14.5%
Return on average total capital	10.6	15.7	10.0

Decreases in these ratios in 2007 compared to 2006 were primarily due to lower net income, as well as higher equity and total debt outstanding. These ratios are computed using actual net income and a five-quarter average denominator for equity and total debt accounts.

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

Capital from Debt

Our total debt increased approximately $1.29 billion in 2007 to $2.26 billion compared to year end 2006, reflecting increased short-term borrowings primarily related to the Paxar acquisition during the second quarter of 2007 and share repurchases.

We initially funded the Paxar acquisition by issuing commercial paper, supported by a bridge revolving credit facility (the “Credit Facility”) we entered into in June 2007 with five domestic and foreign banks. The Credit Facility had an initial total commitment of $1.35 billion, expiring June 11, 2008, for terms which are generally similar to existing credit facilities. Financing available under this agreement is permitted to be used for working capital, commercial paper back-up and other general corporate purposes, including acquisitions. As of December 29, 2007, the outstanding commitment was $715 million.

In August 2007, we amended our existing revolving credit agreement, increasing commitments from $525 million to $1 billion and extending the maturity to August 2012. Commitments were provided by twelve domestic and foreign banks. Financing available under the agreement will be used as a commercial paper back-up facility and is also available to finance other corporate requirements, including acquisitions.

In September 2007, one of our subsidiaries issued $250 million 10-year senior notes, which we guaranteed, bearing interest at a rate of 6.625% per year, due October 2017. The net proceeds from the offering were approximately $247 million and were used to pay down current long-term debt maturities of $150 million and reduce commercial paper borrowings of $97 million initially used to finance the Paxar acquisition.

The Credit Facility and the revolving credit agreement are subject to customary financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio, with which we are in compliance.

In November 2007, we issued $400 million of 7.875% Corporate HiMEDS units, a mandatory convertible debt issue. An additional $40 million of HiMEDS units were issued in December 2007 as a result of the exercise of the overallotment allocation from the initial issuance. Each HiMEDS unit is comprised of two components — a purchase contract obligating the holder to purchase from us a certain number of shares in 2010 ranging from approximately 6.8 million to approximately 8.6 million shares (depending on the stock price at that time) and a senior note due in 2020. The net proceeds from the offering were approximately $427 million, which were used to reduce commercial paper borrowings initially used to finance the Paxar acquisition.

In addition, we have a 364-day revolving credit facility in which a foreign bank provides us up to Euro 40 million ($57.5 million) in borrowings through July 31, 2008. With the approval of the bank, we may extend the revolving period and due date on an annual basis. Financing under this agreement is used to finance cash requirements of our European operations. There was no debt outstanding under this agreement as of December 29, 2007 and $26.3 million outstanding as of December 30, 2006.

We had standby letters of credit outstanding of $80.9 million (including $7.3 million of standby letters of credit we assumed from Paxar) and $77.1 million at the end of 2007 and 2006, respectively. The aggregate contract amount of outstanding standby letters of credit approximated fair value.

In connection with the Paxar acquisition, we have assumed additional debt of approximately $5 million, which remains outstanding at December 29, 2007.

Our uncommitted lines of credit were approximately $448.2 million at year end 2007. Our uncommitted lines of credit do not have a commitment expiration date and may be cancelled by the banks or us at any time.

In the fourth quarter of 2007, we filed a shelf registration statement with the Securities and Exchange Commission to permit the issuance of debt and equity securities. Proceeds from the shelf offering may be used for general corporate purposes, including repaying, redeeming or repurchasing existing debt, and for working capital, capital expenditures and acquisitions. This shelf registration replaced the shelf registration statement filed in 2004. The HiMEDS units discussed above were issued under this registration statement.

As discussed above, one of our subsidiaries entered into a credit agreement on February 8, 2008 for a term loan credit facility with fourteen domestic and foreign banks for a total commitment of $400 million, maturing February 8, 2011. The proceeds from this term loan credit facility were used to reduce commercial paper borrowings initially used to finance the Paxar acquisition.

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

Our credit ratings as of year end 2007:

	Short-term	Long-term	Outlook(1)

Standard & Poor’s Rating Service (“S&P”)	A-2	BBB+	Watch Negative
Moody’s Investors Service (“Moody’s”)	P2	Baa1	Under Review

(1)	Refer to Note 14, “Subsequent Events,” to the Consolidated Financial Statements for more information.

As of December 29, 2007, our ratings were under review due to the recent acquisition of Paxar. S&P and Moody’s lowered our long-term rating from A- to BBB+, and A3 to Baa1, respectively, due to the incremental debt incurred as a result of the Paxar acquisition. We remain committed to retaining a solid investment grade rating.

Contractual Obligations, Commitments and Off-balance Sheet Arrangements

Contractual Obligations at Year End 2007:

	Payments Due by Period
(In millions)	Total	2008	2009	2010	2011	2012	Thereafter

Short-term lines of credit	$1,060.3	$1,060.3	$—	$—	$—	$—	$—
Long-term debt and capital leases	1,195.5	50.5	.5	.5	5.1	—	1,138.9
Interest on long-term debt(1)	950.6	78.5	75.8	75.8	75.8	75.8	568.9
Operating leases	241.7	59.3	50.6	34.6	26.1	21.9	49.2
Pension and postretirement benefit contributions	23.5	23.5	—	—	—	—	—
Uncertain tax positions	7.1	7.1	—	—	—	—	—

Total contractual obligations	$3,478.7	$1,279.2	$126.9	$110.9	$107.0	$97.7	$1,757.0

(1)	Interest on floating rate debt was estimated using the index rate in effect as of December 29, 2007.

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

On September 9, 2005, we completed the lease financing for a commercial facility (the “Facility”) located in Mentor, Ohio, used primarily for the new headquarters and research center for our roll materials group. The Facility consists generally of land, buildings, equipment and office furnishings. We have leased the Facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million. We do not expect the residual value of the Facility to be less than the amount guaranteed.

We did not include purchase obligations or open purchase orders at year end 2007 in the table of contractual obligations above, because it is impracticable for us to either obtain such information or provide a reasonable estimate due to the decentralized nature of our purchasing systems.

The table above does not reflect unrecognized tax benefits of $125 million, the timing of which is uncertain, except for approximately $7 million that may become payable during 2008. Refer to Note 11, “Taxes Based on Income” to the Consolidated Financial Statements for further information on unrecognized tax benefits.

Investigations and Legal Proceedings

We previously announced that we had been notified by the European Commission, the United States Department of Justice (“DOJ”), the Competition Law Department of the Department of Justice of Canada and the Australian Competition and Consumer Commission of their respective criminal investigations into competitive practices in the label stock industry. We cooperated with all of these investigations, and all, except the Australian investigation which is continuing, have been terminated without further action by the authorities.

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

As of December 29, 2007, our estimated liability associated with compliance and remediation costs was approximately $38 million, including preliminary liabilities related to the acquisition of Paxar. See also Note 2, “Acquisitions,” to the Consolidated Financial Statements.

During 2006, we recognized $15 million for estimated environmental remediation costs for a former operating facility. Of the amount accrued, which represented the lower end of the current estimated range of $15 million to $17 million for costs expected to be incurred, approximately $9 million remained accrued as of December 29, 2007. We considered additional information provided by outside consultants in revising our previous estimates of expected costs. This estimate could change depending on various factors, such as modification of currently planned remedial actions, changes in site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.

Other amounts currently accrued are not significant to our consolidated financial position, and based upon current information, we believe that it is unlikely that the final resolution of these matters will significantly impact our consolidated financial position, results of operations or cash flows.

Other

In 2005, we contacted relevant authorities in the U.S. and reported on the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of our reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been relatively minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of our reflective business in China in 2005 were approximately $7 million. Based on findings to date, no changes to our previously filed financial statements are warranted as a result of these matters. However, we believe that fines or other penalties could be incurred. While we are unable to predict the financial or operating impact of any such fines or penalties, we believe that our behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.

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

We participate in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by us. At December 29, 2007, we had guaranteed approximately $17 million.

As of December 29, 2007, we guaranteed up to approximately $22 million of certain of our foreign subsidiaries’ obligations to their suppliers, as well as approximately $476 million of certain of our subsidiaries’ lines of credit with various financial institutions.

In November 2007, we issued $400 million of 7.875% Corporate HiMEDS units, a mandatory convertible debt issue. An additional $40 million of HiMEDS units were issued in December 2007 as a result of the exercise of the overallotment allocation from the initial issuance. Each HiMEDS unit is comprised of two components — a purchase contract obligating the holder to purchase from us a certain number of shares in 2010 ranging from approximately 6.8 million to approximately 8.6 million shares (depending on the stock price at that time) and a senior note due in 2020. The net proceeds from the offering were approximately $427 million, which were used to reduce commercial paper borrowings initially used to finance the Paxar acquisition.

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

Limitations associated with the use of our non-GAAP measures include (1) the exclusion of foreign currency translation and the impact of acquisitions and divestitures from the calculation of organic sales growth; (2) the exclusion of mandatory debt service requirements, as well as the exclusion of other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchase, acquisitions, etc.) for calculation of free cash flow; and (3) the exclusion of cash and cash equivalents, short-term debt, deferred taxes, and other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses, for the calculation of operational working capital. While some of the items the Company excludes from GAAP measures recur, these items tend to be disparate in amount and timing. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.

RELATED PARTY TRANSACTIONS

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

One of our directors, Peter W. Mullin is the chairman, chief executive officer and a director of MC Insurance Services, Inc. (“MC”), Mullin Insurance Services, Inc. (“MINC”), and PWM Insurance Services, Inc. (“PWM”), executive compensation and benefit consultants and insurance agents. Mr. Mullin is also the majority stockholder of MC, MINC and PWM (collectively referred to as the “Mullin Companies”). We paid premiums to insurance carriers for life insurance placed by the Mullin Companies in connection with various of our employee benefit plans. The Mullin Companies have advised us that they earned commissions from such insurance carriers for the placement and renewal of this insurance. Approximately 50% of these commissions were allocated to and used by MullinTBG Insurance Agency Services, LLC (an affiliate of MC) to administer benefit plans and provide benefit statements to participants under various of our employee benefit plans. The Mullin Companies own a minority interest in M Financial Holdings, Inc. (“MFH”). Substantially all of the life insurance policies, which we placed through the Mullin Companies in 2007 and prior years, are issued by insurance carriers that participate in reinsurance agreements entered into between these insurance carriers and M Life Insurance Company (“M Life”), a wholly-owned subsidiary of MFH. Reinsurance returns earned by M Life are determined annually by the insurance carriers and can be negative or positive, depending upon the results of M Life’s aggregate reinsurance pool, which consists of the insured lives reinsured by M Life. The Mullin Companies have advised us that they participated in net reinsurance gains of M Life. In addition, the Mullin Companies have advised us that they also participated in net reinsurance gains of M Life that are subject to risk of forfeiture. None of these transactions were significant to our financial position or results of operations.

Summary of Related Party Activity:

(In millions)	2007	2006	2005

Mullin Companies commissions on our insurance premiums	$.4	$.5	$.9
Mr. Mullin’s direct & indirect interest in these commissions	.3	.4	.7

Mullin Companies reinsurance gains (without risk of forfeiture) ascribed by M Life to our life insurance policies	.2	.3	.2
Mr. Mullin’s direct & indirect interest in reinsurance gains (without risk of forfeiture)	.1	.2	.1

Mullin Companies reinsurance gains (subject to risk of forfeiture) ascribed by M Life to our life insurance policies	.8	.6	1.5
Mr. Mullin’s direct & indirect interest in reinsurance gains (subject to risk of forfeiture)	.5	.4	1.1

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that critical accounting policies include accounting for revenue recognition, sales returns and allowances, accounts receivable allowances, inventory and inventory reserves, long-lived asset impairments, pensions and postretirement benefits, income taxes, stock-based compensation, restructuring and severance costs, litigation and environmental, and business combinations.

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

Accounts Receivable Allowances

We are required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. No single customer represented 10% or more of our net sales or trade receivables at year end 2007 and 2006. However, our ten largest customers at year end 2007 represented approximately 17% of trade accounts receivable and consisted of six customers of our Office and Consumer Products segment, three customers of our Pressure-sensitive Materials segment and one customer of both these segments. The financial position and operations of these customers are monitored on an ongoing basis.

Inventory and Inventory Reserves

Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-progress or finished goods. Beginning in the fourth quarter of 2007, we changed the method of accounting for inventories for our U.S. operations from a combination of the use of FIFO and LIFO methods to the FIFO method. The inventories for our international operations continue to be valued using the FIFO method. We believe this change is preferable as the FIFO method better reflects the current value of inventories on the Consolidated Balance Sheet; provides better matching of revenue and expense in the Consolidated Statement of Income; provides uniformity across our operations with respect to the method for inventory accounting; and enhances comparability with peers. Furthermore, this application of the FIFO method will be consistent with our accounting of inventories for U.S. income tax purposes.

The change in accounting method from LIFO to FIFO method was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” We applied this change in accounting principle by retrospectively restating prior years’ financial statements. Refer to the Financial

Presentation and Inventories sections of Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for further information.

Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory.

Long-lived Asset Impairments

We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The key estimates applied when preparing cash flow projections relate to revenues, gross margins, economic life of assets, overheads, taxation and discount rates. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets.

Pensions and Postretirement Benefits

In December 2006, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”:

a)	Recognition of the funded status of the Company’s defined benefit and postretirement benefit plan (with a corresponding reversal of minimum pension liability under SFAS No. 87);

b)	Recognition of the gains or losses, prior service costs or credits and transition assets or obligations remaining from the initial application of SFAS Nos. 87 and 106 as a component of accumulated other comprehensive income, net of tax;

c)	Measurement of the defined benefit plan assets and obligations as of the Company’s fiscal year end; and

d)	Disclosure of additional information about the effects of the amortization of gains or losses, prior service costs or credits, and transition assets or obligations (remaining from the initial application of SFAS Nos. 87 and 106) on net periodic benefit cost for the next fiscal year.

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

Healthcare Cost Trend Rate

Our practice is to fund the cost of postretirement benefits on a cash basis. For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. This rate is expected to decrease to approximately 5% by 2011.

Income Taxes

Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Pursuant to SFAS No. 109, “Accounting for Income Taxes,” when establishing a valuation allowance, we consider future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” SFAS No. 109 defines a tax planning strategy as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event we determine the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have also acquired certain net deferred tax assets with existing valuation allowances. If it is later determined that it is more likely than not that the deferred tax assets will be realized, we will release the valuation allowance to current earnings or adjust the purchase price allocation, consistent with the manner of origination.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.

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

Expected dividend yield was based on the current annual dividend divided by the 12-month average of our monthly stock price prior to grant.

Expected volatility for options granted during 2007 represented an average of implied and historical volatility. Expected volatility for options granted prior to 2006 was based on historical volatility of our stock price.

Risk-free rate was based on the average of the 52-week average of the Treasury-Bond rate that has a term corresponding to the expected option term.

Expected term was determined based on historical experience under our stock option plans.

Forfeiture rate assumption was determined based on historical data of our stock option forfeitures over the last twelve years prior to 2007.

Certain of the assumptions used above are based on management’s estimates. As such, if factors change and such factors require us to change our assumptions and estimates, our stock-based compensation expense could be significantly different in the future.

We have not capitalized costs associated with stock-based compensation.

Accounting for Income Taxes for Stock-based Compensation

We elected to use the short-cut method to calculate the historical pool of windfall tax benefits related to employee stock-based compensation awards. In addition, we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized, as well as the direct-only approach to calculating the amount of windfall or shortfall tax benefits.

Restructuring and Severance Costs

We account for restructuring costs including severance and other costs associated with exit or disposal activities following the guidance provided in SFAS No. 112, “Accounting for Postemployment Benefits,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the U.S., we have a severance pay plan (“Pay Plan”), which provides eligible employees with severance payments in the event of an involuntary termination due to qualifying cost reduction actions. We calculate severance pay using the severance benefit formula under the Pay Plan. Accordingly, we record provisions for such amounts and other related exit costs when they are probable and estimable as set forth under SFAS No. 112. In the absence of a Pay Plan or established local practices for overseas jurisdictions, liability for severance and other employee-related costs is recognized when the liability is incurred, following the guidance of SFAS No. 146.

Litigation and Environmental

We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In accordance with SFAS No. 5, “Accounting for Contingencies,” when it is probable that obligations have been incurred and where a range of the cost of compliance or remediation can be estimated, the best estimate within the range, or if an amount cannot be determined and be the most likely, the low end of the range is accrued. The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

Environmental expenditures are generally expensed. However, environmental expenditures for newly acquired assets and those which extend or improve the economic useful life of existing assets are capitalized and amortized over the remaining asset life. We review each reporting period our estimates of costs of compliance with environmental laws related to remediation and cleanup of various sites, including sites in which governmental agencies have designated us a potentially responsible party. When it is probable that obligations have been incurred and where a range of the cost of compliance or remediation can be estimated, the best estimate within the range, or if an amount cannot be determined and be the most likely, the low end of the range is accrued. Potential insurance reimbursements are not offset against potential liabilities, and such liabilities are not discounted.

Business Combinations

We account for business combinations using the accounting requirements of SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, we record the assets acquired and liabilities assumed from acquired businesses at fair value, and we make estimates and assumptions to determine such fair values. We engage third-party valuation specialists to assist us in determining these fair value estimates.

We utilize a variety of assumptions and estimates that are believed to be reasonable in determining fair value for assets acquired and liabilities assumed. These assumptions and estimates include estimated future cash flows, growth rates, current replacement cost for similar capacity for certain assets, market rate assumptions for certain obligations and certain potential costs of compliance with environmental laws related to remediation and cleanup of acquired properties. We also utilize information obtained from management of the acquired businesses and our own historical experience from previous acquisitions.

We apply significant assumptions and estimates in determining certain intangible assets resulting from the acquisitions (such as customer relationships, patents and other acquired technology, and trademarks and trade names and related applicable useful lives), property, plant and equipment, receivables, inventories, investments, tax accounts, environmental liabilities, stock option awards, lease commitments and restructuring and integration costs. Unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. As such, decreases to fair value of assets acquired and liabilities assumed (including cost estimates for certain obligations and liabilities) are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

RECENT ACCOUNTING REQUIREMENTS

During 2007, we adopted certain accounting and financial disclosure requirements of the Financial Accounting Standards Board (“FASB”), Emerging Issues Task Force (“EITF”) and Financial Interpretations by the staff of the FASB. In 2006, the requirements with the most significant impact were the reissued SFAS No. 123(R), “Share-Based Payment,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for more information.

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

Certain of such risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions, including synergies from the integration of the Paxar business in the time and the cost anticipated; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; impact of competitive products and pricing; selling prices; business mix shift; credit risks; ability of the Company to obtain adequate financing arrangements; fluctuation of interest rates; fluctuation in pension, insurance and employee benefit costs; impact of legal proceedings, including the Australian Competition and Consumer Commission investigation into industry competitive practices, and any related proceedings or lawsuits pertaining to this investigation or to the subject matter thereof or of the concluded investigations by the DOJ, the EC, and the Canadian Department of Justice (including purported class actions seeking treble damages for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation), as well as the impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China; changes in governmental regulations; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, natural disasters; and other factors.

The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) the impact of economic conditions on underlying demand for the Company’s products; (2) the degree to which higher raw material and energy-related costs can be passed on to customers through selling price increases, without a significant loss of volume; (3) the impact of competitor’s actions, including pricing, expansion in key markets, and product offerings; (4) potential adverse developments in legal proceedings and/or investigations regarding competitive activities, including possible fines, penalties, judgments or settlements; and (5) the ability of the Company to achieve and sustain targeted cost reductions, including expected synergies associated with the Paxar acquisition.

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

Our objective in managing our exposure to interest rate changes is to reduce the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we may periodically use interest rate contracts to manage the exposure to interest rate changes related to our borrowings. In June 2007 and August 2007, we entered into certain interest rate option contracts to hedge our exposure related to interest rate increases in connection with our anticipated long-term debt issuances. Such debt issuances were intended to replace the short-term borrowings initially used to finance the Paxar acquisition and to support the refinancing of our current long-term debt maturities. In connection with these transactions, we paid $11.5 million as option premiums, of which $4.8 million was recognized during the year as a cash flow hedge loss in the Consolidated Statement of Income and $6.7 million is being amortized over the life of the related forecasted hedged transactions.

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

The estimated maximum potential one-day loss in earnings for our foreign exchange positions and contracts was approximately $.3 million at year end 2007.

Interest Rate Sensitivity

An assumed 50 basis point move in interest rates (10% of our weighted-average interest rate on floating rate debt) affecting our variable-rate borrowings would have had an estimated $5 million effect on our 2007 earnings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is contained in the Company’s 2007 Annual Report to Shareholders on pages 37 through 77 (including the Consolidated Financial Statements and the Notes thereto appearing on pages 37 through 75, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting on page 76, and the Report of Independent Registered Public Accounting Firm on page 77) and is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 29, 2007. (See Management’s Report on Internal Control Over Financial Reporting on page 76 in the Company’s 2007 Annual Report to Shareholders.)

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm on page 77 in the Company’s 2007 Annual Report to Shareholders, and is incorporated herein by reference. Management has excluded Paxar Corporation from its assessment of internal control over financial reporting as of December 29, 2007 because it was acquired by the Company in a purchase business combination during 2007. PricewaterhouseCoopers LLP has also excluded Paxar Corporation from their audit of internal control over financial reporting. Paxar Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 9 percent and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2007.

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

Except for these changes, there have been no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company believes that its internal controls, as modified, were operating effectively as of December 29, 2007.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information concerning directors called for by this item is incorporated by reference from pages 2-4 and 6-8 of the 2008 Proxy Statement, filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in Part I of this report. The information concerning any late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 6 of the 2008 Proxy Statement.

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

The information called for by Items 11, 12, 13 and 14 is incorporated by reference from page 5 until the end of the Audit Committee Report in the 2008 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

(c) Those financial statement schedules required by Regulation S-X, which are excluded from the Company’s 2007 Annual Report by Rule 14a-3(b)(1) and which are required to be filed as a financial statement schedule to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avery Dennison Corporation

By	/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance and
Chief Financial Officer

Dated: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	President and Chief Executive Officer, Director	February 26, 2008

/s/ Daniel R. O’Bryant Daniel R. O’Bryant	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 26, 2008

/s/ Mitchell R. Butier Mitchell R. Butier	Vice President and Controller (Principal Accounting Officer)	February 26, 2008

/s/ Peter K. Barker Peter K. Barker	Director	February 26, 2008

/s/ Rolf Börjesson Rolf Börjesson	Director	February 26, 2008

/s/ John T. Cardis John T. Cardis	Director	February 26, 2008

/s/ Richard M. Ferry Richard M. Ferry	Director	February 26, 2008

/s/ Ken C. Hicks Ken C. Hicks	Director	February 26, 2008

/s/ Kent Kresa Kent Kresa	Chairman, Director	February 26, 2008

/s/ Peter W. Mullin Peter W. Mullin	Director	February 26, 2008

/s/ David E. I. Pyott David E. I. Pyott	Director	February 26, 2008

Signature	Title	Date

/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 26, 2008

/s/ Julia A. Stewart Julia A. Stewart	Director	February 26, 2008

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

	Reference (page)
		Annual
	Form 10-K	Report to
	Annual Report	Shareholders

Data incorporated by reference from the attached portions of the 2007 Annual Report to Shareholders of Avery Dennison Corporation:
Consolidated Balance Sheet at December 29, 2007 and December 30, 2006	—	37
Consolidated Statement of Income for 2007, 2006 and 2005	—	38
Consolidated Statement of Shareholders’ Equity for 2007, 2006 and 2005	—	39
Consolidated Statement of Cash Flows for 2007, 2006 and 2005	—	40
Notes to Consolidated Financial Statements	—	41-75
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting	—	76
Report of Independent Registered Public Accounting Firm	—	77

The consolidated financial statements include the accounts of majority-owned subsidiaries. Investments in certain affiliates (20 percent to 50 percent) are accounted for by the equity method of accounting. Investments representing less than 20 percent are accounted for using the cost method of accounting.

With the exception of the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon listed in the above index, and certain information referred to in Items 1, 5 and 6, which information is included in the Company’s 2007 Annual Report to Shareholders and is incorporated herein by reference, the Company’s 2007 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Avery Dennison Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2008 appearing in the 2007 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	From	Deductions	at End
	of Year	Expenses	Acquisitions	From Reserves	of Year

2007
Allowance for doubtful accounts	$36.4	$2.0	$11.5	$(4.1)	$45.8
Allowance for sales returns	22.5	17.3	—	(21.4)	18.4
Inventory reserve	44.4	19.5	36.0	(22.6)	77.3
Valuation allowance for deferred tax assets	67.5	59.9	34.9	(3.1)	159.2
2006
Allowance for doubtful accounts	$40.2	$9.5	$—	$(13.3)	$36.4
Allowance for sales returns	21.4	23.2	—	(22.1)	22.5
Inventory reserve	54.1	19.4	—	(29.1)	44.4
Valuation allowance for deferred tax assets	53.2	(5.2)	—	19.5	67.5
2005
Allowance for doubtful accounts	$35.2	$19.0	$—	$(14.0)	$40.2
Allowance for sales returns	26.3	10.3	—	(15.2)	21.4
Inventory reserve	50.0	30.6	—	(26.5)	54.1
Valuation allowance for deferred tax assets	88.5	(15.6)	—	(19.7)	53.2

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-38905, 333-64558, 333-103204, 333-120239 and 333-147369) and Form S-8 (File Nos. 33-1132, 33-3645, 33-41238, 33-45376, 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 33-107371, 333-107372, 333-109814 and 333-143897) of Avery Dennison Corporation of our report dated February 27, 2008 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 27, 2008 relating to the financial statement schedule, which appears in this Form 10-K.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2008

AVERY DENNISON CORPORATION

EXHIBIT INDEX
For the Year Ended December 29, 2007

INCORPORATED BY REFERENCE:

			Originally Filed
Exhibit			as Exhibit
No.		Item	No.		Document(1)

(2.1)		Agreement and Plan of Merger (with Paxar Corporation), dated March 22, 2007	2.1		Current Report on Form 8-K, filed March 23, 2007

(3.1)		Restated Certificate of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State	3(i)		Third Quarterly report for 2002 on Form 10-Q, filed November 12, 2002

(3.2)		By-laws, as amended	3	.2.1	Current Report on Form 8-K, filed July 30, 2007

(4.2)		Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “Indenture”)			Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

(4	.2.2)	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4		Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

(4	.2.5)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the Indenture, as amended by the Supplemental Indenture	4.7		Current Report on Form 8-K, filed May 12, 1995

(4	.2.6)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the Indenture, as amended by the Supplemental Indenture	4.8		Current Report on Form 8-K, filed December 16, 1996

(4.3)		Indenture, dated July 3, 2001, between Registrant and J.P.Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee (“2001 Indenture”)	4.1		Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

(4	.3.1)	Officers’ Certificate establishing two series of Securities entitled “4.875% Notes due 2013” and “6.000% Notes due 2033”, respectively, each under the 2001 Indenture	4.2		Current Report on Form 8-K, filed January 16, 2003

(4	.3.2)	4.875% Notes Due 2013	4.3		Current Report on Form 8-K, filed January 16, 2003

(4	.3.3)	6.000% Notes Due 2033	4.4		Current Report on Form 8-K, filed January 16, 2003

i

			Originally Filed
Exhibit			as Exhibit
No.		Item	No.		Document(1)

(4.5)		Indenture, dated as of September 25, 2007, between Registrant and The Bank of New York Trust Company, N.A. (“Bank of NY”)	99.1		Current Report on Form 8-K, filed October 1, 2007

(4	.5.1)	6.625% Subsidiary Notes due 2017	99.1		Current Report on Form 8-K, filed October 1, 2007

(4.6)		Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3		Current Report on Form 8-K, filed November 20, 2008

(4.7)		Purchase Contract and Pledge Agreement, dated as of November 20, 2007, between Avery Dennison and Bank of New York, as Purchase Contract Agent, and Bank of New York as Collateral Agent, Custodial Agent and Securities Intermediary	4.1		Current Report on Form 8-K, filed November 20, 2007

(4.8)		Indenture, dated as of November 20, 2007, between Avery Dennison and Bank of New York	4.2		Current Report on Form 8-K, filed November 20, 2007

(4.9)		First Supplemental Indenture between Avery Dennison and Bank of New York, as Trustee, dated as of November 20, 2007	4.3		Current Report on Form 8-K, filed November 20, 2007

(4.10)		Form of Remarketing Agreement	4.4		Current Report on Form 8-K, filed November 20, 2007

(4.11)		Form of Corporate HiMEDS Unit Certificate	4.5		Current Report on Form 8-K, filed November 20, 2007

(4.12)		Form of Treasury HiMEDS Unit Certificate	4.6		Current Report on Form 8-K, filed November 20, 2007

(4.13)		Form of 5.350% Senior Notes due 2020	4.7		Current Report on Form 8-K, filed November 20, 2007

(10.1)		Revolving Credit Agreement, dated June 13, 2007	10.2		Second Quarterly report for 2007 on Form 10-Q, filed August 9, 2007

(10.2)		Revolving Credit Agreement, dated August 10, 2007	10	.2.2	Third Quarterly report for 2007 on Form 10-Q, filed November 7, 2007

(10.3)		*Deferred Compensation Plan for Directors	10.3		1981 Annual Report on Form 10-K, filed February 29, 1982

(10.4)		*Non-Employee Director Compensation Summary	10.4		2006 Annual Report on Form 10-K, filed February 28, 2007

(10.5)		*Executive Medical and Dental Plan (description)	10.5		1981 Annual Report on Form 10-K, filed February 29, 1982

(10.8)		*Employment Agreement with D.A. Scarborough	10	.8.5	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10	.8.2)	*Employment Agreement with R.G. van Schoonenberg	10	.8.3	1996 Annual Report on Form 10-K, filed March 28, 1997

(10	.8.3)	*Form of Employment Agreement	10	.8.4	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

			Originally Filed
Exhibit			as Exhibit
No.		Item	No.		Document(1)

(10	.8.4)	*Retention Agreement with D.R. O’Bryant	10	.8.6	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10.9)		*Executive Group Life Insurance Plan	10.9		1982 Annual Report on Form 10-K, filed February 25, 1983

(10.10)		*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10		1986 Annual Report on Form 10-K, filed on February 27, 1987

(10	.10.1)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10	.10.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.11)		*Supplemental Executive Retirement Plan, amended and restated (“SERP”)	10	.11.1	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

(10	.11.2)	*Letter of Grant to D.A. Scarborough under SERP	10	.11.6	Current Report on Form 8-K, filed May 4, 2005

(10	.11.3)	*Letter of Grant to R.G. van Schoonenberg under SERP	99.1		Current Report on Form 8-K, filed February 2, 2005

(10	.11.4)	*Letter of Grant to D.R. O’Bryant under SERP	99.2		Current Report on Form 8-K, filed February 2, 2005

(10.12)		*Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12		1994 Annual Report on Form 10-K, filed March 30, 1995

(10.13)		*Retirement Plan for Directors, amended and restated	10	.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.15)		*Director Equity Plan, amended and restated (“Director Plan”)	10	.15.4	2002 Annual Report on Form 10-K, filed March 28, 2003

(10	.15.1)	*Form of Non-Employee Director Stock Option Agreement under Director Plan	10	.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.16)		*Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.16.1)	*Amendment No. 1 to EVDCP	10	.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.17)		*Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17		1994 Annual Report on Form 10-K, filed March 30, 1995

(10.18)		*Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan (“DVDCP”)	10.18		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.18.1)	*Amendment No. 1 to DVDCP	10	.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.18.2)	*2005 Directors Variable Deferred Compensation Plan (“2005 DVDCP”)	10	.18.2	2004 Annual Report on Form 10-K, filed March 17, 2005

			Originally Filed
Exhibit			as Exhibit
No.		Item	No.		Document(1)

(10.19)		*Stock Option and Incentive Plan, amended and restated (“Stock Option Plan”)	10	.19.6	2004 Annual Report on Form 10-K, filed March 17, 2005

(10	.19.1)	*Amendment No. 1 to Stock Option Plan	10	.19.7	Second Quarterly report for 2005 on Form 10-Q, filed August 11, 2005

(10	.19.2)	*Forms of NQSO Agreement under Stock Option Plan	10	.19.1	Current Report on Form 8-K, filed December 7, 2005

(10	.19.3)	*Form of Restricted Stock Agreement under Stock Option Plan	10	.19.8	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10	.19.4)	*Forms of Restricted Stock Unit Agreement under Stock Option Plan	10	.19.2	Current Report on Form 8-K, filed December 13, 2006

(10.27)		*Executive Long-Term Incentive Plan, amended and restated (“LTIP”)	10	.27.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.28)		*Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.28.1)	*Amendment No. 1 to EDRP	10	.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.28.2)	*Amendment No. 2 to EDRP	10	.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.29)		*Executive Leadership Compensation Plan, (“ELCP”)	10	.29.1	2004 Annual Report on Form 10-K, filed March 17, 2005

(10.30)		*Senior Executive Leadership Compensation Plan, amended and restated (“SELCP”)	10	.30.2	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.31)		*Executive Variable Deferred Retirement Plan, amended and restated (“EVDRP”)	10	.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004

(10	.31.1)	*2004 EVDRP	4.1		Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003

(10	.31.2)	*2005 EVDRP	10	.31.2	2004 Annual Report on Form 10-K, filed March 17, 2005

(10.32)		*Benefits Restoration Plan, amended and restated (“BRP”)	10	.32.1	Current Report on Form 8-K, filed December 22, 2005

(10.33)		*Restated Trust Agreement for Employee Stock Benefit Trust	10	.33.1	1997 Annual Report on Form 10-K, filed March 26, 1998

(10	.33.1)	*Common Stock Purchase Agreement	10.2		Current Report on Form 8-K, filed October 25, 1996

(10	.33.2)	*Restated Promissory Note	10	.33.3	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.34)		*Amended and Restated Capital Accumulation Plan (“CAP”)	10.34		1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.34.1)	*Trust under CAP	4.2		Registration Statement on Form S-8 (File No. 333-38707), filed October 24, 1997

			Originally Filed
Exhibit			as Exhibit
No.		Item	No.		Document(1)

(10	.34.2)	*Amendment No. 1 to CAP	10	.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.34.3)	*Amendment No. 2 to CAP	10	.34.3	2001 Annual Report on Form 10-K, filed March 4, 2002

(23.1)		Consent of Ernst & Young	23.1		Current Report on Form 8-K/A, filed August 29, 2007

(23.2)		Consent of Ernst & Young	23.3		Registration Statement on Form S-3 (File No. 333-147369), filed November 14, 2007

(99.2)		*Stock Ownership Policy	99.2		2007 Proxy Statement on Schedule 14A, filed March 15, 2007

(1)	Unless otherwise noted, the File Number for all documents is File No.1-7685.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).

SUBMITTED HEREWITH:

Exhibit No.		Item

10.1		Avery Dennison Office Products Company (subsidiary) Credit Agreement dated February 8, 2008
10	.19.5	Forms of NQSO Agreement
12		Computation of Ratio of Earnings to Fixed Changes
13		Portions of Annual Report to Shareholders for fiscal year ended December 29, 2007
18		PricewaterhouseCoopers letter dated February 27, 2008 related to change in accounting principles
21		List of Subsidiaries
23		Consent of Independent Registered Public Accounting Firm (see page S-4)
24		Power of Attorney
31.1		D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c).

STATEMENT AND AGREEMENT REGARDING
LONG-TERM DEBT OF REGISTRANT

Except as indicated above, Registrant has no instrument with respect to long-term debt under which securities authorized thereunder equal or exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of its long-term debt instruments to the Commission upon request.

v