Form 10-Q
period 2008-03-29
AVERY DENNISON CORPORATION
filed 2008-05-08
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of April 26, 2008: 106,480,795

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2008 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 29, 2008	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$73.2	$71.5
Trade accounts receivable, less allowances of $64.3 and $64.2 for 2008 and 2007, respectively	1,116.9	1,113.8
Inventories, net	658.3	631.0
Current deferred and refundable income taxes	153.2	128.1
Other current assets	132.5	113.9

Total current assets	2,134.1	2,058.3
Property, plant and equipment	3,258.6	3,195.9
Accumulated depreciation	(1,665.9)	(1,604.5)

Property, plant and equipment, net	1,592.7	1,591.4
Goodwill	1,738.3	1,683.3
Other intangibles resulting from business acquisitions, net	320.5	314.2
Non-current deferred and refundable income taxes	76.4	59.9
Other assets	542.8	537.7

	$6,404.8	$6,244.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$750.8	$1,110.8
Accounts payable	743.5	679.2
Current deferred and payable income taxes	30.2	31.4
Other current liabilities	590.8	656.2

Total current liabilities	2,115.3	2,477.6
Long-term debt	1,545.1	1,145.0
Long-term retirement benefits and other liabilities	389.5	391.5
Non-current deferred and payable income taxes	243.3	241.3
Commitments and contingencies (see Note 16)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at March 29, 2008 and December 29, 2007; issued – 124,126,624 shares at March 29, 2008 and December 29, 2007; outstanding – 98,464,873 shares and 98,386,897 shares at March 29, 2008 and December 29, 2007, respectively	124.1	124.1
Capital in excess of par value	745.5	781.1
Retained earnings	2,314.8	2,290.2
Cost of unallocated ESOP shares	(3.8)	(3.8)
Employee stock benefit trusts, 7,985,919 shares and 8,063,898 shares at March 29, 2008 and December 29, 2007, respectively	(379.6)	(428.8)
Treasury stock at cost, 17,645,829 shares at March 29, 2008 and December 29, 2007	(858.2)	(858.2)
Accumulated other comprehensive income	168.8	84.8

Total shareholders’ equity	2,111.6	1,989.4

	$6,404.8	$6,244.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 29, 2008	March 31, 2007

Net sales	$1,645.2	$1,389.9
Cost of products sold	1,221.2	1,025.6

Gross profit	424.0	364.3
Marketing, general and administrative expense	328.0	248.3
Interest expense	29.5	15.1
Other expense	5.6	2.1

Income before taxes	60.9	98.8
(Benefit from) provision for income taxes	(7.5)	19.7

Net income	$68.4	$79.1

Per share amounts:
Net income per common share	$.70	$.81

Net income per common share, assuming dilution	$.69	$.80

Dividends	$.41	$.40

Average shares outstanding:
Common shares	98.4	98.0
Common shares, assuming dilution	98.6	98.8

Common shares outstanding at period end	98.5	97.9

Certain prior year amounts have been restated to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”) for certain businesses operating in the U.S.
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007

Operating Activities
Net income	$68.4	$79.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50.2	38.5
Amortization	17.7	10.0
Deferred taxes	(21.5)	9.7
Asset impairment and net loss on sale and disposal of assets	9.5	2.3
Stock-based compensation	8.0	5.1
Other non-cash items, net	(2.3)	(2.5)
Changes in assets and liabilities	(74.0)	(130.3)

Net cash provided by operating activities	56.0	11.9

Investing Activities
Purchase of property, plant and equipment	(38.4)	(56.4)
Purchase of software and other deferred charges	(16.5)	(15.0)
Proceeds from sale of assets	3.2	1.7
Other	(2.7)	–

Net cash used in investing activities	(54.4)	(69.7)

Financing Activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(360.8)	139.1
Additional borrowings (maturities longer than 90 days)	400.1	–
Payments of debt (maturities longer than 90 days)	(.1)	(.1)
Dividends paid	(43.8)	(42.7)
Purchase of treasury stock	–	(58.4)
Proceeds from exercise of stock options, net	1.5	15.5
Other	2.3	3.9

Net cash (used in) provided by financing activities	(.8)	57.3

Effect of foreign currency translation on cash balances	.9	(.1)

Increase (decrease) in cash and cash equivalents	1.7	(.6)
Cash and cash equivalents, beginning of year	71.5	58.5

Cash and cash equivalents, end of period	$73.2	$57.9

Certain prior year amounts have been restated to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”) for certain businesses operating in the U.S.
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of Avery Dennison Corporation’s (the “Company”) interim results. The unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s 2007 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K.
The first three months of 2008 and 2007 consisted of thirteen-week periods ending March 29, 2008 and March 31, 2007, respectively. The interim results of operations are not necessarily indicative of future financial results.
Financial Presentation
Certain prior year amounts have been restated to conform with the current year presentation as a result of:
Change in Accounting Method
Beginning in the fourth quarter of 2007, the Company changed its method of accounting for inventories for the Company’s U.S. operations from a combination of the use of the first-in, first-out (“FIFO”) and the last-in, first-out (“LIFO”) methods to the FIFO method. The inventories for the Company’s international operations continue to be valued using the FIFO method. The Company believes the change is preferable as the FIFO method better reflects the current value of inventories on the unaudited Condensed Consolidated Balance Sheet; provides better matching of revenue and expense in the unaudited Consolidated Statement of Income; provides uniformity across the Company’s operations with respect to the method for inventory accounting; and enhances comparability with peers. Furthermore, this application of the FIFO method is consistent with the Company’s accounting of inventories for U.S. income tax purposes.
The change in accounting method from LIFO to FIFO method was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” The Company applied the change in accounting principle by retrospectively restating prior years’ financial statements. As a result of the change in the Company’s policy for accounting for inventory, pre-tax income was reduced by $.1 million for the three months ended March 31, 2007.
Note 2. Acquisitions
On June 15, 2007, the Company completed the acquisition of Paxar Corporation (“Paxar”), a global leader in retail tag, ticketing, and branding systems. In accordance with the terms of the acquisition agreement, each outstanding share of Paxar common stock, par value $0.10 was converted into the right to receive $30.50 in cash. At June 15, 2007, outstanding options to purchase Paxar Common Stock, shares of Paxar restricted stock and Paxar performance share awards were converted into weight-adjusted options to purchase the Company’s common stock, shares of the Company’s restricted stock and, at the Company’s election, shares of the Company’s restricted stock or the Company’s restricted stock units, respectively. Since the date of acquisition, certain of these equity awards have vested on an accelerated basis.
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
Preliminary Purchase Price Allocation
The total purchase price was approximately $1.3 billion for the outstanding shares of Paxar, including transaction costs of approximately $15 million.
In accordance with SFAS No. 141, “Business Combinations,” the preliminary balance sheet allocation of the purchase price as of March 29, 2008 has been made and recorded in the unaudited Condensed Consolidated Financial Statements. The allocation of the purchase price was primarily based on third-party valuations of the acquired assets; however, ongoing assessments of the fair value of certain

Avery Dennison Corporation
assets and obligations are expected to impact the allocation of the purchase price, including obligations resulting from additional restructuring and integration actions, potential environmental liabilities and tax assets and/or liabilities.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, as reflected in the unaudited Condensed Consolidated Balance Sheet at March 29, 2008.

(In millions)	June 15, 2007

Current assets (including cash and cash equivalents of approximately $47 million)	$352.9
Property, plant, and equipment, net	252.9
Other assets	1.7
Intangible assets	241.6
Goodwill	933.0

Total assets acquired	$1,782.1

Current liabilities	211.3
Other long-term liabilities	213.4
Other equity	24.3

Total liabilities and other equity	$449.0

Net assets acquired	$1,333.1

As a result of the Paxar acquisition, the Company assumed liabilities of approximately $425 million, including accounts payable and other current and long-term liabilities. Included in this amount is approximately $5 million of long-term debt, which remains outstanding at March 29, 2008. In addition, the Company assumed additional standby letters of credit of $7.3 million.
The excess of the cost basis over the fair value of the net tangible assets acquired is currently estimated to be approximately $1.2 billion, including goodwill of approximately $933 million and identified intangible assets of approximately $242 million, which includes amortizable and non-amortizable intangible assets.
Identifiable intangible assets consist of customer relationships, patents and other acquired technology and other intangibles. These intangible assets include approximately $183 million for customer relationships with a weighted-average useful life of ten years; approximately $25 million for patent and other acquired technology with a weighted-average useful life of eight years; and approximately $4 million for other intangibles with a weighted-average useful life of ten years. These acquired amortizable intangible assets have an estimated weighted-average useful life of nine years. Furthermore, approximately $30 million of the acquired intangible assets related to trade names and trademarks are not subject to amortization because they have an indefinite useful life.
The goodwill from this acquisition is not expected to be deductible for U.S. tax purposes. Refer also to Note 5, “Goodwill and Other Intangibles Resulting from Business Acquisitions.”
There were no in-progress research and development assets acquired as a result of the acquisition.
Integration Actions
As a result of the Paxar acquisition, the Company identified certain liabilities and other costs of $22.4 million for restructuring actions which were recorded as part of the Company’s preliminary purchase price allocation. Included in this amount are severance costs for involuntary terminations of approximately 1,285 Paxar employees of $19.2 million, lease cancellation costs of $2.5 million, and other related costs of $.7 million. Severance costs are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Severance and other employee costs represent cash paid or to be paid to employees terminated under these actions.

Purchase Price
(In millions)	Adjustments

Total severance and other employee costs accrued at:
June 30, 2007	$2.0
September 29, 2007	4.7
December 29, 2007	11.3
March 29, 2008	1.2

Total accrued	19.2
2007 Settlements	(5.8)
2008 Settlements	(2.0)

Balance at March 29, 2008	$11.4

Other
Lease cancellations	$2.5
Other	.7

$3.2

Avery Dennison Corporation
The Company continues to integrate Paxar and additional liabilities for exit activities and integration costs may be recorded in the future as a result of the finalization of these integration efforts.
Included in the assumed current liabilities were accrued restructuring costs related to Paxar’s pre-acquisition restructuring program. At March 29, 2008, approximately $2 million remained accrued in connection with this program.
Employee-Related Items
In connection with this acquisition, certain change-in-control provisions provided that approximately $27 million was to be paid to certain key executives of Paxar. This amount includes severance, bonuses, accelerated vesting of stock options, performance share awards, restricted stock, and other items. In connection with these items, approximately $1 million remained accrued in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet at March 29, 2008. New employment agreements for certain key executives retained by the Company provided for approximately $8 million to be accrued over their requisite service periods, of which approximately $5 million was recorded during 2007 and $.8 million was recorded during the first three months of 2008 in the unaudited Consolidated Statement of Income.
Included in the assumed long-term liabilities was a postretirement benefit plan obligation totaling approximately $11 million for certain retired executives of Paxar. The Company contributed $.5 million during 2007 and $.2 million during the first three months of 2008 to this plan.
The estimated fair value of equity includes the total amount related to converted Paxar stock options and performance share awards of approximately $24 million. This total includes amounts related to converted but unvested stock options and performance share awards (approximately $5 million), which will be recognized in the Company’s operating results over the remaining vesting periods of these equity awards.
Pro Forma Results of Operations
The following table represents the unaudited pro forma results of operations for the Company as though the acquisition of Paxar had occurred at the beginning of 2007. The pro forma results include estimated interest expense associated with commercial paper borrowings to fund the acquisition; amortization of intangible assets that have been acquired; adjustment to income tax provision using the worldwide combined effective tax rates of both the Company and Paxar; elimination of intercompany sales and profit in inventory; fair value adjustments to inventory; and additional depreciation resulting from fair value amounts allocated to real and personal property over the estimated useful lives. The pro forma results of operations have been prepared based on the preliminary allocation of the purchase price and may be adjusted as a result of the finalization of the purchase price allocation. This pro forma information is for comparison purposes only, and is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of 2007, nor is it necessarily indicative of future results.

(In millions, except per share amounts)	Three Months Ended March 31, 2007(1)

Net sales	$1,601.1
Net income	62.4
Net income per common share	.64
Net income per common share, assuming dilution	.63

(1)	The pro forma results of operations for the first quarter of 2007 include the impact of Paxar’s restructuring costs and other charges of $1.6, as well as the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”
Prior to the acquisition, the Company sold certain roll materials products to Paxar. The Company’s net sales to Paxar prior to the acquisition were approximately $4 million during the first three months of 2007.

Avery Dennison Corporation
Note 3. Accounts Receivable
The Company recorded expenses related to the allowances for trade accounts receivable of $4 million and $1.2 million for the three months ended March 29, 2008 and March 31, 2007, respectively. The Company records these allowances based on estimates related to the following factors:
•	Customer specific allowances

•	Amounts based upon an aging schedule

•	An estimated amount, based on the Company’s historical experience
Note 4. Inventories
Inventories consisted of:

(In millions)	March 29, 2008	December 29, 2007

Raw materials	$269.3	$252.6
Work-in-progress	155.5	151.5
Finished goods	309.9	304.2

Inventories at lower of FIFO cost or market (approximates replacement cost)	734.7	708.3
Inventory reserves	(76.4)	(77.3)

Inventories, net	$658.3	$631.0

Note 5. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Balance as of December 30, 2006	$332.4	$200.5	$169.1	$13.9	$715.9
Goodwill acquired during the period (1)	–	935.7	–	–	935.7
Acquisition adjustments (2)	–	(.5)	–	–	(.5)
Translation adjustments	21.6	2.0	8.5	.1	32.2

Balance as of December 29, 2007	$354.0	$1,137.7	$177.6	$14.0	$1,683.3
Goodwill acquired during the period	–	–	–	–	–
Acquisition adjustments (3)	–	1.7	–	–	1.7
Translation adjustments	15.3	31.3	6.6	.1	53.3

Balance as of March 29, 2008	$369.3	$1,170.7	$184.2	$14.1	$1,738.3

(1)	Goodwill acquired during the period includes Paxar acquisition in June 2007, as well as buy-outs of minority interest shareholders associated with RVL Packaging, Inc and Paxar.

(2)	Acquisition adjustments in 2007 consisted of a tax adjustment associated with RVL Packaging, Inc.

(3)	Acquisition adjustments in 2008 consisted of opening balance sheet adjustments associated with the Paxar acquisition in June 2007.
As of March 29, 2008, goodwill and other intangible assets and related useful lives include the allocation of the purchase price of Paxar, based on third-party valuations of the acquired assets. Goodwill may change as a result of the finalization of the purchase price allocation. Refer to Note 2, “Acquisitions,” for further information.
In connection with the Paxar acquisition, the Company acquired approximately $30 million of intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. These intangible assets are not included in the table below.

Avery Dennison Corporation
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at March 29, 2008 and December 29, 2007, which continue to be amortized:

	March 29, 2008			December 29, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$290.8	$50.3	$240.5	$276.1	$41.8	$234.3
Patents and other acquired technology	53.5	15.3	38.2	52.4	14.1	38.3
Trade names and trademarks	48.7	41.1	7.6	46.2	38.6	7.6
Other intangibles	9.1	4.9	4.2	8.6	4.6	4.0

Total	$402.1	$111.6	$290.5	$383.3	$99.1	$284.2

Amortization expense on other intangible assets resulting from business acquisitions was $7.9 million and $2.5 million for the three months ended March 29, 2008, and March 31, 2007, respectively. The estimated amortization expense for other intangible assets resulting from completed business acquisitions as of March 29, 2008 for this fiscal year and each of the next four fiscal years is expected to be approximately $30 million per year.
The weighted-average amortization periods from the date of acquisition for amortizable intangible assets resulting from business acquisitions are fourteen years for customer relationships, eleven years for trade names and trademarks, thirteen years for patents and other acquired technology, eight years for other intangibles and fourteen years in total. As of March 29, 2008, the weighted-average remaining useful life of acquired amortizable intangible assets are eleven years for customer relationships, five years for trade names and trademarks, nine years for patented and other acquired technology, five years for other intangibles and ten years in total.
Note 6. Debt
In February 2008, a wholly-owned subsidiary of the Company entered into a credit agreement for a term loan credit facility with fifteen domestic and foreign banks for a total commitment of $400 million, maturing February 8, 2011. The subsidiary’s payment and performance under the agreement are guaranteed by the Company. Financing available under the agreement is permitted to be used for working capital and other general corporate purposes, including acquisitions. The term loan credit facility typically bears interest at an annual rate of, at the subsidiary’s option, either (i) between LIBOR plus 0.300% and LIBOR plus 0.850%, depending on the Company’s debt ratings by either Standard & Poor’s Rating Service (“S&P”) or Moody’s Investors Service (“Moody’s”), or (ii) the higher of (A) the federal funds rate plus 0.50% or (B) the prime rate. The Company used the term loan credit facility to reduce commercial paper borrowings previously issued to fund the acquisition of Paxar. The term loan credit facility is subject to customary financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio.
In February 2008, the Company terminated its bridge revolving credit agreement, dated June 13, 2007, with five domestic and foreign banks.
In February 2008, S&P changed its outlook on the Company’s credit ratings from “Watch Negative” to “Stable” and Moody’s changed its outlook on the Company’s credit ratings from “Under Review” to “Negative.”
The terms of various loan agreements in effect at March 29, 2008 require that the Company maintain specified ratios on debt and interest expense in relation to certain measures of income. Under the loan agreements, the ratio of debt to earnings before interest, taxes, depreciation and amortization may not exceed 3.5 to 1.0. The Company’s ratio at March 29, 2008 was 3.2 to 1.0. Earnings before interest and taxes, as a ratio to interest, may not be less than 3.5 to 1.0. The Company’s ratio at March 29, 2008 was 3.8 to 1.0.
Note 7. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	March 29, 2008		March 31, 2007		March 29, 2008	March 31, 2007
(In millions)	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$4.7	$3.5	$5.4	$3.3	$.3	$.3
Interest cost	9.3	7.0	8.0	5.8	.4	.4
Expected return on plan assets	(12.8)	(7.3)	(12.2)	(5.9)	–	–
Recognized net actuarial loss	1.4	.9	1.9	2.0	.4	.4
Amortization of prior service cost	.3	.1	.5	.2	(.5)	(.5)
Amortization of transition asset	–	(.1)	–	(.3)	–	–

Net periodic benefit cost	$2.9	$4.1	$3.6	$5.1	$.6	$.6

Avery Dennison Corporation
The Company contributed $.7 million to its U.S. pension plans during the three months ended March 29, 2008. The Company expects to contribute an additional $3 million to its U.S. pension plans for the remainder of 2008. Additionally, the Company contributed $.9 million to its postretirement health benefit plan during the three months ended March 29, 2008. For the remainder of 2008, the Company expects to contribute an additional $2.3 million to its postretirement health benefit plan.
The Company contributed $7.7 million to its international pension plans during the three months ended March 29, 2008. For the remainder of 2008, the Company expects to contribute an additional $8.9 million to its international pension plans.
Note 8. Research and Development
Research and development expense for the three months ended March 29, 2008 and March 31, 2007 was $24.5 million and $22.2 million, respectively.
Note 9. Stock-Based Compensation
Net income included pretax stock-based compensation expense related to stock options, restricted stock units (“RSUs”) and restricted stock of $8 million and $5.1 million for the three months ended March 29, 2008 and March 31, 2007, respectively. Included in the current period expense are expenses for previously converted Paxar stock options and performance share awards totaling approximately $.6 million. Total stock-based compensation expense was included in “Marketing, general and administrative expense” and was recorded in corporate expense and the Company’s operating segments, as appropriate.
On February 28, 2008, the Company granted its annual stock option awards to employees and directors. The provision of SFAS No. 123(R), “Share-Based Payment,” requires that options granted to retirement-eligible employees be treated as though they were immediately vested; as a result, the pretax compensation expense related to such options (approximately $3 million) was recognized during the three months ended March 29, 2008 and is included in the compensation expense noted above.
As of March 29, 2008, the Company has approximately $54 million of unrecognized compensation cost related to unvested stock options, RSUs and restricted stock under the Company’s plans. Included in this unrecognized compensation cost is the cost for previously converted Paxar stock options and performance share awards totaling approximately $2 million. Total unrecognized compensation cost is expected to be recognized over the remaining weighted-average requisite service period of approximately 3 years for stock options, 2 years for RSUs and 3 years for restricted stock.
Note 10. Cost Reduction Actions
Severance charges recorded under the restructuring actions below are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Severance and other employee costs represent cash paid or to be paid to employees terminated under these actions. Charges below are included in “Other expense” in the unaudited Consolidated Statement of Income.
2008
In the first three months of 2008, the Company recorded a pretax charge of $5.6 million consisting of $3.3 million of severance and other employee costs resulting in the elimination of approximately 155 positions impacting all segments, as well as $2.3 million of asset impairment charges. As of March 29, 2008, approximately 60 employees impacted by these actions remain with the Company, and are expected to leave in 2008.

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Total severance and other employee costs accrued at:
March 29, 2008	$1.1	$1.3	$.1	$.1	$.7	$3.3

2008 Settlements	(.2)	(.5)	(.1)	(.1)	(.3)	(1.2)

Balance at March 29, 2008	$.9	$.8	$–	$–	$.4	$2.1

Asset Impairment
Machinery and equipment	$2.3	$–	$–	$–	$–	$2.3

Avery Dennison Corporation
2007
In 2007, the Company continued its cost reduction efforts that were initiated in late 2006 and implemented additional actions resulting in a headcount reduction of approximately 615 positions, impairment of certain assets and software, as well as lease cancellations. At March 29, 2008, approximately 210 employees impacted by these actions remain with the Company, and are expected to leave in 2008. Pretax charges related to these actions totaled $57.5 million, including severance and other employee costs of $21.6 million, impairment of fixed assets and buildings of $17.4 million, software impairment of $17.1 million and lease cancellation charges of $1.4 million. The table below details the accruals and payments related to these actions:

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Total severance and other employee costs accrued at:
March 31, 2007	$1.5	$–	$.6	$–	$–	$2.1
June 30, 2007	.5	.4	–	–	–	.9
September 29, 2007	3.1	3.1	.1	1.2	–	7.5
December 29, 2007	1.0	6.2	3.4	1.1	(.6)	11.1

Total expense accrued in 2007	6.1	9.7	4.1	2.3	(.6)	21.6
2007 Settlements	(1.9)	(3.0)	(.8)	(1.0)	.6	(6.1)
2008 Settlements	(.8)	(.1)	(1.8)	(.7)	–	(3.4)

Balance at March 29, 2008	$3.4	$6.6	$1.5	$0.6	$–	$12.1

Asset Impairment
Machinery and equipment	$10.9	$3.1	$–	$1.9	$.8	$16.7
Buildings	–	.7	–	–	–	.7
Other
Software Impairment	–	17.1	–	–	–	17.1
Lease cancellations	–	.6	.4	–	.4	1.4

	$10.9	$21.5	$.4	$1.9	$1.2	$35.9

Note 11. Financial Instruments and Foreign Currency
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
The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness of hedge activity was a net loss of $1.4 million and $3 million for the first three months of 2008 and 2007, respectively. The net loss was reported in “Other expense” in the unaudited Consolidated Statement of Income. The effect of the settlement of currency hedges included in this reclassification is offset by the currency impact of the underlying hedged activity. A net loss of approximately $.3 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
Included in the reclassification amount discussed above is the amortization of certain hedge costs of approximately $7 million incurred in connection with the long-term debt issued in 2007 related to the Paxar acquisition. Such costs are being amortized over the life of the related forecasted hedge transactions.

Avery Dennison Corporation
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) increased net income by approximately $8 million for the first three months of 2008, which included a foreign currency net gain of approximately $4 million related to certain intercompany transactions. Transactions in foreign currencies had a minimal impact on the Company’s net income for the first three months of 2007. These results exclude the effects of translation of foreign currencies on the Company’s financial statements.
In the first three months of 2008 and 2007, no translation gains or losses for hyperinflationary economies were recognized in net income since the Company had no operations in hyperinflationary economies.
Note 12. Taxes Based on Income
The effective tax rate for the first three months of 2008 was a negative 12.3%, which resulted in a benefit, compared to a positive 19.9% for the same period in 2007. The effective tax rate for the first three months of 2008 includes the net benefit of approximately $22 million from discrete events, including the release of valuation allowances (approximately $21 million discussed below), tax rate changes, and other items. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%, due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.
In March 2008, the Company identified and committed to a plan that resulted in a partial valuation allowance release of approximately $21 million. One aspect of the plan will result in taxable income from financing for a finite period of approximately three years in a jurisdiction that historically has had tax losses. Notwithstanding an unlimited carryforward period in this jurisdiction, deferred tax assets for the prior year losses were subject to a full valuation allowance as of December 29, 2007, due to the lack of sufficient evidence of future profitability in the jurisdiction. A partial release of this valuation allowance totaling $21 million was recognized during the first quarter of 2008 based on the amount that is expected to be utilized in future years under the plan. The Company does not expect to utilize the remaining tax losses in that jurisdiction and has continued to maintain a valuation allowance for the remaining tax losses.
The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate. With some exceptions, the Company and its subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2003.
It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions by approximately $25 million to $30 million, primarily as the result of the expiration of statutes of limitations in various jurisdictions, settlements of tax audits and cash payments. The Company anticipates that it is reasonably possible that payments in the range of $6 million to $8 million will be made in the next 12 months.
Note 13. Net Income Per Share
Net income per common share amounts were computed as follows:

	Three Months Ended
(In millions, except per share amounts)	March 29, 2008	March 31, 2007

(A) Net income available to common shareholders	$68.4	$79.1

(B) Weighted-average number of common shares outstanding	98.4	98.0
Dilutive shares (additional common shares issuable under employee stock options, RSUs and restricted stock)	.2	.8

(C) Weighted-average number of common shares outstanding, assuming dilution	98.6	98.8

Net income per common share (A) ÷ (B)	$.70	$.81

Net income per common share, assuming dilution (A) ÷ (C)	$.69	$.80

Certain employee stock options, RSUs and shares of restricted stock were not included in the computation of net income per common

Avery Dennison Corporation
share, assuming dilution, because they would not have had a dilutive effect. Employee stock options, RSUs and shares of restricted stock excluded from the computation totaled 9.4 million and 2.9 million for the three months ended March 29, 2008 and March 31, 2007, respectively.
Note 14. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $152.5 million and $100.3 million for the three months ended March 29, 2008 and March 31, 2007, respectively.
The components of accumulated other comprehensive income (net of tax, with the exception of the foreign currency translation adjustment), at the end of the following periods were as follows:

(In millions)	March 29, 2008	December 29, 2007

Foreign currency translation adjustment	$322.1	$243.1
Net actuarial loss, prior service cost and net transition assets, less amortization	(139.9)	(141.5)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(13.4)	(16.8)

Accumulated other comprehensive income	$168.8	$84.8

Cash flow and firm commitment hedging instrument activity in other comprehensive income, net of tax, was as follows:

(In millions)	March 29, 2008

Beginning accumulated derivative loss	$(16.8)
Net loss reclassified to earnings	1.4
Net change in the revaluation of hedging transactions	2.0

Ending accumulated derivative net loss	$(13.4)

Note 15. Fair Value Measurement
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years and interim periods after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to all financial assets and liabilities and to all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.
In connection with the issuance of SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) Nos. 157-1 and 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
The Company adopted SFAS No. 157 as of the beginning of 2008 fiscal year, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, indefinitely-lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in business combinations.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions to determine the best estimate of fair value.

Avery Dennison Corporation
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 29, 2008:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices in	Other	Other
	Total as of	Active Markets	Observable	Unobservable
(In millions)	March 29, 2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
Available for sale securities	$23.6	$23.6	$–	$–
Derivative assets	8.4	2.2	6.2	–

Liabilities:
Deferred compensation obligations	$151.4	$–	$151.4	$–
Derivative liabilities	5.8	–	5.8	–

Available for sale securities are measured at fair value using quoted prices and classified within Level 1 of the valuation hierarchy. Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Derivatives measured based on inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. The fair values of the deferred compensation obligations are based on third-party reported net assets values, which are primarily based on quoted market prices of the underlying assets of the funds and publicly available rates. These obligations are funded by corporate-owned life insurance contracts and standby letters of credit. At March 29, 2008, the cash surrender value of the corporate-owned life insurance contracts, net of outstanding loans, included in “Other assets” in the unaudited Condensed Consolidated Balance Sheet, was approximately $188 million. These obligations were also secured by standby letters of credit of $34 million at March 29, 2008.
The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial results of operations or financial position.
Note 16. Commitments and Contingencies
Industry Investigations
In April 2003, the U.S. Department of Justice (“DOJ”) filed a complaint challenging the then proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”). The complaint alleged, among other things, that “UPM and [Avery Dennison] have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.” The DOJ concurrently announced a criminal investigation into competitive practices in the label stock industry. Other investigations into competitive practices in the label stock industry were subsequently initiated by the European Commission, the Competition Law Division of the Department of Justice of Canada, and the Australian Competition and Consumer Commission. The Company cooperated with all of these investigations, and all, except the Australian investigation which is continuing, have subsequently been terminated without further action by the authorities.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ merger complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The Company and other defendants opposed this motion. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. On August 28, 2007, plaintiffs moved to lift the discovery stay, which the Company opposed. On November 19, 2007, the court certified a class consisting of direct purchasers of self-adhesive label stock from the defendants during the period from January 1, 1996 to July 25, 2003. The Company filed a petition to appeal this decision on December 4, 2007, which was denied on March 6, 2008. The district court has not permitted any merits discovery in the case as yet. The Company intends to defend these matters vigorously.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ merger

Avery Dennison Corporation
complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended its complaint to add Bemis’ subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. The Nebraska, Kansas and Vermont cases are currently stayed. Defendants’ motion to dismiss the Tennessee case, filed on March 30, 2006, is pending. The Company intends to defend these matters vigorously.
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
As of March 29, 2008, the Company’s estimated liability associated with compliance and remediation costs was approximately $56 million, including preliminary estimated liabilities related to the acquisition of Paxar. See also Note 2, “Acquisitions.”
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
Product warranty liabilities were as follows:

(In millions)	March 29, 2008	December 29, 2007

Balance at beginning of year	$2.5	$1.9
Accruals for warranties issued	.2	.8
Assumed accrued warranty liability (1)	–	.5
Payments	(.2)	(.7)

Balance at end of period	$2.5	$2.5

(1)	Related to the Paxar acquisition

Avery Dennison Corporation
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
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At March 29, 2008, the Company had guaranteed approximately $15 million.
As of March 29, 2008, the Company guaranteed up to approximately $22 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $538 million of certain subsidiaries’ lines of credit with various financial institutions.
In November 2007, the Company issued $400 million of 7.875% Corporate HiMEDS units, a mandatory convertible debt issue. An additional $40 million of HiMEDS units were issued in December 2007 as a result of the exercise of the overallotment allocation from the initial issuance. Each HiMEDS unit is comprised of two components – a purchase contract obligating the holder to purchase from us a certain number of shares of our common stock in 2010 ranging from approximately 6.8 million to approximately 8.6 million shares (depending on the quoted price per share of our common stock at that time) and a senior note due in 2020. The net proceeds from the offering were approximately $427 million, which were used to reduce commercial paper borrowings initially used to finance the Paxar acquisition.
Note 17. Segment Information
As discussed in Note 2, “Acquisitions,” the Company completed the acquisition of Paxar during the second quarter of 2007. The operating results for Paxar are included in the Retail Information Services segment.
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$919.6	$860.0
Retail Information Services	372.0	156.5
Office and Consumer Products	194.4	214.4
Other specialty converting businesses	159.2	159.0

Net sales to unaffiliated customers	$1,645.2	$1,389.9

Intersegment sales:
Pressure-sensitive Materials	$40.8	$35.0
Retail Information Services	1.2	.5
Office and Consumer Products	.3	.5
Other specialty converting businesses	6.8	3.9
Eliminations	(49.1)	(39.9)

Intersegment sales	$–	$–

Avery Dennison Corporation

	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007

Income before taxes:
Pressure-sensitive Materials	$69.9	$81.9
Retail Information Services	(4.4)	6.8
Office and Consumer Products	21.5	26.5
Other specialty converting businesses	9.2	11.3
Corporate expense	(5.8)	(12.6)
Interest expense (3)	(29.5)	(15.1)

Income before taxes	$60.9 (1)	$98.8 (2)

Certain prior year amounts have been restated to reflect the change in method of accounting for inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO) for certain businesses operating in the U.S.

(1)	Operating income for the first three months of 2008 included “Other expense” totaling $5.6, consisting of restructuring costs of $3.3 and asset impairment charges of $2.3. Of the total $5.6, the Pressure-sensitive Materials segment recorded $3.4, the Retail Information Services segment recorded $1.3, the Office and Consumer Products segment recorded $.1, the other specialty converting businesses recorded $.1 and Corporate recorded $.7.

Additionally, operating income for the Retail Information Services segment for the first three months of 2008 included $7 of transition costs associated with the Paxar acquisition.

(2)	Operating income for the first three months of 2007 included restructuring costs of $2.1 related to severance and related employee costs. Of the total $2.1, the Pressure-sensitive Materials segment recorded $1.5 and the Office and Consumer Products segment recorded $.6.

(3)	Interest expense during the first three months of 2008 included $16.5 of interest associated with borrowings to fund the Paxar acquisition.
Note 18. Recent Accounting Requirements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this Statement.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Review Board (“ARB”) No. 51.” This Statement is effective for fiscal years and interim periods, beginning on or after December 15, 2008, with earlier adoption prohibited. This Statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This Statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company is currently evaluating the impact of this Statement on the Company’s financial results of operations and financial position.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations,” and defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. In general, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities

Avery Dennison Corporation
assumed in the transaction; establishes the acquisition-date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. However, starting fiscal 2009, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of goodwill. The Company is currently evaluating the impact of this Statement on the Company’s financial results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115.” This Statement details the disclosures required for items measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not affect the Company’s financial results of operations or financial position as the Company did not elect the fair value option for its eligible financial assets or liabilities.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Relative to SFAS No. 157, the FASB issued FSP Nos. 157-1 and 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157, as amended, with the exception of the application of the Statement to non-recurring non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial results of operations or financial position. See Note 15, “Fair Value Measurements,” for further discussion.
Note 19. Subsequent Event
On April 1, 2008, the Company acquired DM Label Group (“DM Label”), a privately-owned manufacturer of interior labels for apparel, headquartered in Taipei, Taiwan. DM Label operations will be included in the Company’s Retail Information Services segment. The impact of this acquisition on the Company’s revenues and earnings for 2008 is not anticipated to be significant.

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Definition of Terms	20
Overview and Outlook	20
Analysis of Results of Operations for the First Three Months	24
Results of Operations by Segment for the First Three Months	25
Financial Condition	27
Uses and Limitations of Non-GAAP Measures	32
Recent Accounting Requirements	32
Safe Harbor Statement	32
DEFINITION OF TERMS
Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America, or GAAP. Our discussion of financial results includes several non-GAAP measures to provide additional information concerning Avery Dennison Corporation’s (the “Company’s”) performance. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, GAAP financial measures. These non-GAAP financial measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP. Refer to “Uses and Limitations of Non-GAAP Measures.”
We use the following terms:
•	Organic sales growth (decline) refers to the change in sales excluding the estimated impact of currency translation, acquisitions and divestitures;
•	Segment operating income (loss) refers to income before interest and taxes;
•	Free cash flow refers to cash flow from operations, less payments for capital expenditures, software and other deferred charges;
•	Operational working capital refers to trade accounts receivable and inventories, net of accounts payable.
Change in Accounting Method
Beginning in the fourth quarter of 2007, we changed our method of accounting for inventories for our U.S. operations from a combination of the use of the first-in, first-out (“FIFO”) and the last-in, first-out (“LIFO”) methods to the FIFO method. The inventories for our international operations continue to be valued using the FIFO method. We believe the change is preferable as the FIFO method better reflects the current value of inventories on the unaudited Condensed Consolidated Balance Sheet; provides better matching of revenue and expense in the unaudited Consolidated Statement of Income; provides uniformity across our operations with respect to the method for inventory accounting; and enhances comparability with peers. Furthermore, this application of the FIFO method is consistent with our accounting of inventories for U.S. income tax purposes.
The discussion that follows reflects our results that have been restated due to the accounting change.
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales increased 18% in the first three months of 2008 compared to the same period last year, due primarily to the acquisition of Paxar Corporation (“Paxar”) and the favorable impact of foreign currency translation.

Avery Dennison Corporation

	Three Months Ended
Estimated change in sales due to:	March 29, 2008	March 31, 2007

Organic sales growth (decline)	(2)%	1%
Foreign currency translation	6	4
Acquisitions, net of divestitures	14	(1)

Reported sales growth	18%	4%

On an organic basis, the decline of 2% in the first three months of 2008 reflected continued weakness in U.S. retail markets, partially offset by sales growth internationally, particularly in the emerging markets of Asia and Eastern Europe.
Net Income
Net income decreased approximately $11 million, or 14%, in the first three months of 2008 compared to the same period in 2007.
Negative factors affecting net income included:
•	Interest expense and amortization of intangibles related to the Paxar acquisition

•	More competitive pricing environment in the roll materials business

•	Unfavorable product mix

•	Transition costs, asset impairment and restructuring charges related to acquisition integrations (primarily Paxar) and other restructuring actions

•	Higher raw material costs

•	Higher employee costs in Asia for the Retail Information Services segment
Positive factors affecting net income included:
•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Higher net sales, including sales from the Paxar acquisition, and a benefit from foreign currency translation

•	Benefit of a negative effective tax rate
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
See Note 2, “Acquisitions,” and Note 19, “Subsequent Event,” to the unaudited Condensed Consolidated Financial Statements for further information.
Cost Reduction Actions
From late 2006 through the end of 2007, we initiated new cost reduction actions that are expected to yield annualized pretax savings of $45 million to $50 million, in addition to cost synergies from the integration of Paxar discussed below. In 2007, savings from these actions, net of transition costs, were approximately $5 million. Incremental savings in 2008 associated with these actions are expected to be in the range of $25 million to $30 million, with the balance expected to be realized in 2009. These restructuring actions result in headcount reductions of approximately 555 positions across all segments and geographic regions, as shown in the table:

	Accrued	Headcount
(Dollars in millions)	Expense(1)	Reduction

Q4 2006 restructuring	$5.1	140
2007 restructuring (excluding Paxar integration-related actions)	26.3	415

Total Q4 2006-2007 restructuring actions	$31.4	555

(1)	Includes severance, asset impairment and lease cancellation charges, where applicable

Avery Dennison Corporation
We are undertaking additional restructuring actions in 2008. The actions identified to date are expected to yield annualized savings of approximately $7 million, of which at least half is expected to benefit 2008.

	Accrued	Headcount
(Dollars in millions)	Expense(1)	Reduction
| |
Q1 2008 restructuring	$4.3	105

(1)	Includes severance, asset impairment and lease cancellation charges, where applicable
See Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further information.
Paxar Acquisition-related Actions

	Paxar
	Acquisition-	Headcount
(Dollars in millions)	related costs(1)	Reduction

2007 Restructuring(2)	$31.2	200
2007 Transition costs (2)	43.0	–
2008 Restructuring (2)	1.3	50
2008 Transition costs (2)	7.0	–
2007 Purchase price adjustments	20.5	855
2008 Purchase price adjustments	1.9	430

Total Paxar integration actions	$104.9	1,535

Change-in-control costs (Purchase price adjustment)	27.5

Total Paxar acquisition-related costs	$132.4

(1)	Includes severance, asset impairment and lease cancellation charges, where applicable

(2)	Recorded in the Consolidated Statement of Income
In 2007, cost synergies resulting from the integration of Paxar were approximately $20 million. Incremental cost synergies expected to be achieved through 2010 are discussed in the “Outlook” section below. These integration actions result in headcount reductions of approximately 1,535 positions in our Retail Information Services segment.
Refer to Note 2, “Acquisitions” and Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
The effective tax rate for the first three months of 2008 was a negative 12.3%, which resulted in a benefit, compared with a positive 19.9% for the same period in 2007. The effective tax rate for the first three months of 2008 includes the recognition of a tax benefit of approximately $21 million due to the increased realizability of deferred tax assets. Refer to Note 12, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
Free Cash Flow
Free cash flow, which is a non-GAAP measure, refers to cash flow from operating activities less spending on property, plant, equipment, software and other deferred charges. We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. Management believes that it is appropriate to measure cash flow after spending on property, plant, equipment, software and other deferred charges because such spending is considered integral to maintaining or expanding our underlying business. This measure is not intended to represent the residual cash available for discretionary purposes. Refer to the “Uses and Limitations of Non-GAAP Measures” section for further information regarding limitations of this measure.

	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007

Net cash provided by operating activities	$56.0	$11.9
Purchase of property, plant and equipment	(38.4)	(56.4)
Purchase of software and other deferred charges	(16.5)	(15.0)

Free cash flow	$1.1	$(59.5)

Avery Dennison Corporation
Free cash flow in the first three months of 2008 reflects improvement in timing of collection of accounts receivable, as well as lower spending on property, plant, and equipment. See “Analysis of Results of Operations” and “Liquidity” below for more information.
Investigations
We previously announced that we had been notified by the European Commission (“EC”), the United States Department of Justice (“DOJ”), the Competition Law Department of the Department of Justice of Canada and the Australian Competition and Consumer Commission of their respective criminal investigations into competitive practices in the label stock industry. We cooperated with all of these investigations, and all, except the Australian investigation which is continuing, have been terminated without further action by the authorities.
We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation.
As previously disclosed, we discovered instances of conduct by certain employees in China that potentially violate the U.S. Foreign Corrupt Practices Act. We reported that conduct to authorities in the U.S. and we believe it is possible that fines or other penalties may be incurred.
We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 16, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
Outlook
For the full year of 2008, we expect low double-digit revenue growth, including the benefit from the Paxar and DM Label Group acquisitions and a positive effect from foreign currency translation based on current exchange rates. Our revenue assumptions are subject to changes in economic and market conditions.
We estimate the total annual cost synergies associated with the Paxar integration to be in the range of $115 million to $125 million, of which $20 million benefited 2007 and an estimated $60 million to $70 million is expected to represent incremental savings during 2008. To accomplish our synergy target, we expect to incur aggregate pretax cash costs in the range of $165 million to $180 million, of which approximately $75 million was incurred in 2007. We expect to incur an estimated $65 million in 2008.
We anticipate continued benefit from our ongoing productivity improvement initiatives. In addition to the synergies resulting from the Paxar integration described above, we anticipate our prior year restructuring and business realignment efforts to yield incremental savings in 2008 of $25 million to $30 million, net of transition costs. New restructuring actions incurred in the first three months of 2008 are expected to yield savings of approximately $7 million, of which at least half is expected to benefit 2008. We assume the benefits from these and other productivity initiatives will be partially offset by approximately 2.5% inflation of raw material costs (approximately $70 million) based on current commodity pricing trends, unfavorable product mix and higher costs associated with general inflation and investments for growth during 2008.
We anticipate price increases in 2008 to partially offset raw material inflation.
We estimate interest expense in 2008 to be in the range of $115 million to $120 million, approximately $10 million to $15 million higher than 2007, due to acquisition-related debt. Our estimate is subject to changes in average debt outstanding and changes in market rates associated with the portion of our debt tied to variable interest rates.
We anticipate total restructuring and asset impairment charges in 2008 to be lower than the charges taken in 2007.
The annual effective tax rate, expected to be in the range of 15% to 18% for 2008, will be impacted by future events including changes in tax laws, geographic income mix, tax audits, closure of tax years, legal entity restructuring, and the release of valuation allowances on deferred tax assets. The effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements and the recognition of discrete events.
We anticipate our capital and software expenditures before Paxar integration-related activities to be approximately $170 million in 2008. Capital and software expenditures related to the Paxar integration are expected to total $40 million to $45 million, of which approximately $25 million is expected to be incurred during 2008. These costs are included in the total one-time cash cost estimate for the integration, discussed above.

Avery Dennison Corporation
Reflecting the foregoing assumptions, we expect an increase in annual earnings and free cash flow in comparison with 2007.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST THREE MONTHS
Income Before Taxes

(In millions)	2008	2007

Net sales	$1,645.2	$1,389.9
Cost of products sold	1,221.2	1,025.6

Gross profit	424.0	364.3
Marketing, general and administrative expense	328.0	248.3
Interest expense	29.5	15.1
Other expense	5.6	2.1

Income before taxes	$60.9	$98.8

As a Percent of Sales:
Gross profit (margin)	25.8%	26.2%
Marketing, general and administrative expense	19.9	17.9
Income before taxes	3.7	7.1

Sales
Sales increased 18% in the first three months of 2008 compared to the same period last year, due largely to the benefit of the Paxar acquisition, which increased sales by an estimated $210 million (adjusted for sales to Paxar in the first three months of 2007). Foreign currency translation had a favorable impact on the change in sales of approximately $75 million in the first three months of 2008.
On an organic basis, the decline of 2% in the first three months of 2008 reflected continued weakness in U.S. retail markets, partially offset by sales growth internationally, particularly in the emerging markets of Asia and Eastern Europe. In the U.S., continued weakness of the retail apparel market drove the decline in the Retail Information Services segment, while customer inventory reductions in the face of weak consumer demand reduced sales in the Office and Consumer Products segment. Our other specialty converting businesses experienced lower sales as a result of exiting certain low margin products. These declines were partially offset by organic sales growth in the Pressure-sensitive Materials segment, reflecting unit volume growth in the roll materials business, partially offset by negative price and mix and weaker results in the graphics and reflective businesses.
Refer to “Results of Operations by Segment” for further information on segments.
Gross Profit
Gross profit margin for the first three months of 2008 declined compared to the same period in 2007, as higher gross profit margin associated with sales from the Paxar acquisition and savings from prior year restructuring and other sources of productivity were more than offset by the impact of price competition, higher raw material costs, and negative product mix shifts (lower sales of higher gross profit margin products), as well as reduced fixed cost leverage due to lower sales on an organic basis.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in the first three months of 2008 compared to the same period last year primarily reflected costs associated with the Paxar business and related acquisition integration costs, net of synergies (totaling approximately $69 million, including $7 million in transition costs and $6 million in amortization of intangibles), as well as higher employee costs, partially offset by the benefit from productivity and other expense reductions.
Other Expense

(In millions, pretax)	2008	2007

Restructuring costs	$3.3	$2.1
Asset impairment charges	2.3	–

Other expense	$5.6	$2.1

In the first three months of 2008, “Other expense” consisted of charges for severance and other employee-related costs resulting in the reduction in headcount of approximately 155 positions across all segments and geographic regions, as well as asset impairment charges in the Pressure-sensitive Materials segment.

Avery Dennison Corporation
In the first three months of 2007, “Other expense” consisted of charges for severance and other employee-related costs resulting in a reduction in headcount of approximately 75 positions in the Pressure-sensitive Materials and Office and Consumer Products segments.
Refer to Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2008	2007

Income before taxes	$60.9	$98.8
(Benefit from) provision for income taxes	(7.5)	19.7

Net income	$68.4	$79.1

Net income per common share	$.70	$.81
Net income per common share, assuming dilution	$.69	$.80

Net income as a percent of sales	4.2%	5.7%

Percent change in:
Net income	(13.5)%	13.8%
Net income per common share	(13.6)	15.7
Net income per common share, assuming dilution	(13.8)	15.9

(Benefit from) Provision for Income Taxes
Our effective tax rate for the first three months of 2008 was a negative 12.3%, which resulted in a benefit, compared with a positive 19.9% for the same period in 2007. The effective tax rate for the first three months of 2008 includes the recognition of a tax benefit of approximately $21 million due to the increased realizability of deferred tax assets. Refer to Note 12, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE FIRST THREE MONTHS
Pressure-sensitive Materials Segment

(In millions)	2008	2007

Net sales including intersegment sales	$960.4	$895.0
Less intersegment sales	(40.8)	(35.0)

Net sales	$919.6	$860.0
Operating income (1)	69.9	81.9

(1) Includes asset impairment charges in 2008 and restructuring costs in both years	$3.4	$1.5

Net Sales
Sales in our Pressure-sensitive Materials segment increased 7% in the first three months of 2008 compared to the same period in 2007, reflecting the favorable impact of foreign currency translation (approximately $57 million) and organic sales growth of approximately 1%, as unit volume growth was almost entirely offset by the negative effects of price and mix.
On an organic basis, sales in our roll materials business in Europe in the first three months of 2008 grew at a low single-digit rate compared to the same period last year. Market expansion in our roll materials business contributed to double-digit organic growth in Asia. Partially offsetting this growth, our North American roll materials business declined at a low single-digit rate (excluding intercompany sales), as volume growth in this region was more than offset by negative price and mix. Sales on an organic basis in Latin America remained unchanged from the prior year.
On an organic basis, sales in our graphics and reflective business declined at a mid single-digit rate, reflecting lower promotional spending by businesses in response to weak market conditions.
Operating Income
Decreased operating income in the first three months of 2008 reflected higher asset impairment and restructuring charges. In addition, the negative effects of pricing and raw material inflation more than offset the benefits from higher unit volume and cost savings from restructuring and productivity improvement initiatives.

Avery Dennison Corporation
Retail Information Services Segment

(In millions)	2008	2007

Net sales including intersegment sales	$373.2	$157.0
Less intersegment sales	(1.2)	(.5)

Net sales	$372.0	$156.5
Operating (loss) income (1) (2)	(4.4)	6.8

(1) Includes restructuring costs	$1.3	$–
(2) Includes transition costs related to acquisition integrations, primarily Paxar	$7.0	$–

Net Sales
Sales in our Retail Information Services segment increased 138% in the first three months of 2008 compared to the same period last year, which reflected sales from the Paxar acquisition and the favorable impact of foreign currency translation (approximately $5 million). On an organic basis, sales declined 1% in the first three months of 2008 due to a decline in orders for apparel shipped to North American retailers and brand owners, partially offset by increased sales for the European retail market.
Operating Income
The operating loss in the first three months of 2008 reflected transition costs associated with acquisition integrations, amortization of acquisition intangibles, higher employee-related and raw material cost inflation, and the negative effects of price and mix. Higher operating costs were partially offset by higher sales and savings from restructuring and productivity initiatives. Operating loss for the first three months of 2008 also included restructuring costs.
Office and Consumer Products Segment

(In millions)	2008	2007

Net sales including intersegment sales	$194.7	$214.9
Less intersegment sales	(.3)	(.5)

Net sales	$194.4	$214.4
Operating income (1)	21.5	26.5

(1) Includes restructuring costs	$.1	$.6

Net Sales
Sales in our Office and Consumer Products segment decreased 9% in the first three months of 2008 compared to the same period last year, reflecting lower sales on an organic basis, partially offset by the favorable impact of foreign currency translation (approximately $7 million). On an organic basis, sales declined 12% due in part to customer inventory reductions (an estimated $12 million), as well as weak end user demand.
Operating Income
Decreased operating income in the first three months of 2008 reflected lower sales and restructuring costs, partially offset by savings from restructuring actions and other cost reductions.
Other specialty converting businesses

(In millions)	2008	2007

Net sales including intersegment sales	$166.0	$162.9
Less intersegment sales	(6.8)	(3.9)

Net sales	$159.2	$159.0
Operating income (1)	9.2	11.3

(1) Includes restructuring costs	$.1	$–

Avery Dennison Corporation
Net Sales
Sales in our other specialty converting businesses remained unchanged in the first three months of 2008 compared to the same period in 2007. Reported sales growth included the favorable impact of foreign currency translation (approximately $6 million). On an organic basis, sales declined 4% in the first three months of 2008, reflecting the negative effect of exiting certain low-margin products in our specialty tape business.
Operating Income
Decreased operating income in the first three months of 2008 reflected lower sales on an organic basis and cost inflation, partially offset by the benefit of productivity initiatives, currency translation, and a reduction in operating loss from the radio-frequency identification division. Operating income in the first three months of 2008 included restructuring charges.
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities for the First Three Months:

(In millions)	2008	2007

Net income	$68.4	$79.1
Depreciation and amortization	67.9	48.5
Deferred taxes	(21.5)	9.7
Asset impairment and net loss on sale and disposal of assets	9.5	2.3
Stock-based compensation	8.0	5.1
Other non-cash items, net	(2.3)	(2.5)
Changes in assets and liabilities	(74.0)	(130.3)

Net cash provided by operating activities	$56.0	$11.9

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).
In 2008, cash flow provided by operating activities was impacted by lower net income, changes in working capital and other factors, as shown below:
     Positive factors
•	Accounts receivable reflected timing of collection, particularly in North America
     Negative factors
•	Accounts payable and accrued liabilities mainly reflected trade rebate timing of payments and accruals

•	Inventory reflected higher inventory levels due to lower than expected sales, as well as to support expected seasonal sales in the second quarter

•	Taxes on income reflected timing of tax payments and accruals
In 2007, cash flow provided by operating activities was impacted by higher net income, changes in working capital and other factors, as shown below:
     Positive factors
•	Other receivables and other current assets primarily reflected the timing of collection of value-added tax receivables in Europe
     Negative factors
•	Accounts payable and accrued liabilities reflected the timing of payments and accruals (including payments for trade rebates and bonuses), as well as settlement of share repurchases

•	Inventory reflected increased purchases to support expected seasonal sales in the second and third quarters
Cash Flow Used in Investing Activities for the First Three Months:

(In millions)	2008	2007

Purchase of property, plant and equipment	$(38.4)	$(56.4)
Purchase of software and other deferred charges	(16.5)	(15.0)
Proceeds from sale of assets	3.2	1.7
Other	(2.7)	–

Net cash used in investing activities	$(54.4)	$(69.7)

Avery Dennison Corporation
Capital Spending
Significant capital projects during the first three months of 2008 included investments for expansion in China and India serving both our materials and retail information services businesses. Significant information technology projects during the first three months of 2008 included customer service and standardization initiatives.
Cash Flow Used in Financing Activities for the First Three Months:

(In millions)	2008	2007

Net change in borrowings and payments of debt	$39.2	$139.0
Dividends paid	(43.8)	(42.7)
Purchase of treasury stock	–	(58.4)
Proceeds from exercise of stock options, net	1.5	15.5
Other	2.3	3.9

Net cash (used in) provided by financing activities	$(.8)	$57.3

Borrowings and Repayment of Debt
In February 2008, one of our subsidiaries entered into a credit agreement for a term loan credit facility with fifteen domestic and foreign banks for a total commitment of $400 million, which we guaranteed, maturing February 8, 2011. Financing available under the agreement is permitted to be used for working capital and other general corporate purposes, including acquisitions. The term loan credit facility typically bears interest at an annual rate of, at the subsidiary’s option, either (i) between LIBOR plus 0.300% and LIBOR plus 0.850%, depending on the Company’s debt ratings by either Standard & Poor’s Rating Service (“S&P”) or Moody’s Investors Service (“Moody’s”), or (ii) the higher of (A) the federal funds rate plus 0.50% or (B) the prime rate. We used the term loan credit facility to reduce commercial paper borrowings previously issued to fund the acquisition of Paxar. The term loan credit facility is subject to customary financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio.
Shareholders’ Equity
Our shareholders’ equity was approximately $2.1 billion at March 29, 2008 compared to approximately $1.7 billion at March 31, 2007. Our dividend per share increased to $.41 in the first three months of 2008 from $.40 in the first three months of 2007.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill increased approximately $55 million during the first three months of 2008 due to foreign currency translation (approximately $53 million) as a result of the allocation of goodwill to the various international Paxar units, as well as purchase price adjustments to goodwill associated with the Paxar acquisition (approximately $2 million).
Other intangible assets resulting from business acquisitions increased approximately $6 million during the first three months of 2008, which reflected the final third-party valuation of intangible assets for the Paxar acquisition (approximately $8 million) and the impact of foreign currency translation (approximately $6 million), partially offset by normal amortization expense (approximately $8 million).
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other assets increased approximately $5 million during the first three months of 2008 due primarily to purchases of software and other deferred charges, net of related amortization (approximately $7 million), partially offset by sales and/or disposals of software and other deferred charges (approximately $2 million).
Other Shareholders’ Equity Accounts
The value of our employee stock benefit trusts decreased approximately $49 million during the first three months of 2008 due to a decrease in the market value of shares held in the trust of approximately $45 million, and the issuance of shares under our employee stock option and incentive plans having a value of approximately $4 million.
Impact of Foreign Currency Translation for the First Three Months:

(In millions)	2008	2007

Change in net sales	$75	$46
Change in net income	5	3

International operations generated approximately 67% of our net sales in the first three months of 2008. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates.

Avery Dennison Corporation
The benefit to sales from currency translation in the first three months of 2008 primarily reflected a benefit from sales denominated in Euros and Swiss Francs, as well as sales in the currencies of China, Brazil, and Australia, partially offset by a negative impact of sales in the currencies of South Korea and South Africa.
Effect of Foreign Currency Transactions
The impact on net income from transactions denominated in foreign currencies may be mitigated because the costs of our products are generally denominated in the same currencies in which they are sold. In addition, to reduce our income statement exposure to transactions in foreign currencies, we may enter into foreign exchange forward, option and swap contracts, where available and appropriate.
Analysis of Selected Financial Ratios
We utilize certain financial ratios to assess our financial condition and operating performance, as discussed below.
Operational Working Capital Ratio
Working capital (current assets minus current liabilities), as a percent of annualized net sales, decreased in 2008 primarily due to an increase in short-term debt and accounts payable, partially offset by an increase in trade accounts receivable and inventories.
Operational working capital, as a percent of annualized net sales, is a non-GAAP measure and is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations due to our financing and other activities (that affect cash and cash equivalents, deferred taxes and other current assets and other current liabilities) that tend to be disparate in amount and timing and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Uses and Limitations of Non-GAAP Measures.” Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio, to maximize cash flow and return on investment.
Operational Working Capital for the First Three Months:

(In millions)	2008	2007

(A) Working capital (current assets minus current liabilities)	$18.8	$21.7
Reconciling items:
Cash and cash equivalents	(73.2)	(57.9)
Current deferred and refundable income taxes and other current assets	(285.7)	(204.0)
Short-term and current portion of long-term debt	750.8	620.1
Other current liabilities	621.0	453.7

(B) Operational working capital	$1,031.7	$833.6

(C) Annualized net sales (quarterly sales, multiplied by 4)	$6,580.8	$5,559.6

Working capital, as a percent of annualized net sales (A) ÷ (C)	.3%	.4%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	15.7%	15.0%

As a percent of annualized sales, operational working capital in the first three months of 2008 increased compared to the same period in the prior year. The primary factors contributing to this change, which includes the impact of currency translation, are discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 62 days in the first three months of 2008 compared to 60 days in the first three months of 2007, calculated using the trade accounts receivable balance at quarter end divided by the average daily sales for the quarter. The change is primarily due to the relative timing of sales and collection during the first three months of 2008, with no measurable change in payment terms with our customers.
Inventory Ratio
Average inventory turnover was 7.4 in the first three months of 2008 compared to 7.9 in the first three months of 2007, calculated using the annualized cost of sales (quarterly cost of sales, multiplied by 4) divided by the inventory balance at quarter end. The change is primarily due to lower inventory turnover related to Paxar during the first three months of 2008, partially offset by improved inventory management for our other businesses.

Avery Dennison Corporation
Accounts Payable Ratio
The average number of days payable outstanding was 56 days in the first three months of 2008 compared to 53 days in the first three months of 2007, calculated using the accounts payable balance at quarter end divided by the average daily cost of products sold for the quarter. The improvement is primarily due to changes in payment terms in our roll material business in North America and at our Retail Information Services segment, partially offset by lower than average number of days payable outstanding related to the Paxar business.
Debt and Shareholders’ Equity Ratios

	Three Months Ended
	March 29, 2008	March 31, 2007

Total debt to total capital	52.1%	39.3%
Return on average shareholders’ equity	13.3	18.4
Return on average total capital	9.4	13.3

The increase in the total debt to total capital ratio was primarily due to a net increase in debt related to the Paxar acquisition, partially offset by an increase in shareholders’ equity.
Our various loan agreements in effect as of March 29, 2008 require that we maintain specified ratios of consolidated debt and consolidated interest expense in relation to certain measures of income. Under the loan agreements, the required debt covenant ratio for total debt to earnings before interest, taxes, depreciation and amortization may not exceed 3.5 to 1.0. The Company’s ratio at March 29, 2008 was 3.2 to 1.0. The required debt covenant ratio for earnings before interest and taxes, as a ratio to interest, may not be less than 3.5 to 1.0. The Company’s ratio at March 29, 2008 was 3.8 to 1.0.
Decreases in the returns on average shareholders’ equity and total capital in the first three months of 2008 compared to the first three months of 2007 were primarily due to lower net income, as well as higher equity and total debt outstanding. These ratios are computed using annualized net income (quarterly net income multiplied by 4) and a two-quarter average denominator for equity and total debt accounts.
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
Capital from Debt
Our total debt increased approximately $40 million in the first three months of 2008 to approximately $2.30 billion compared to approximately $2.26 billion at year end 2007, reflecting an increase in long-term borrowings, partially offset by payments on commercial paper borrowings previously issued to fund the acquisition of Paxar. Refer to the “Borrowings and Repayment of Debt” in the Cash Flow Used in Financing Activities section above for further information.
Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates on our commercial papers and other borrowings. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.
Our Credit Ratings as of March 29, 2008:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service (“S&P”)	A-2	BBB+	Stable
Moody’s Investors Service (“Moody’s”)	P2	Baa1	Negative

In February 2008, S&P changed its outlook on our credit ratings from “Watch Negative” to “Stable” and Moody’s changed its outlook on our credit rating from “Under review” to “Negative.” We remain committed to retaining a solid investment grade rating.
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Industry Investigations
We previously announced that we had been notified by the European Commission, the United States Department of Justice (“DOJ”), the

Avery Dennison Corporation
Competition Law Department of the Department of Justice of Canada and the Australian Competition and Consumer Commission of their respective criminal investigations into competitive practices in the label stock industry. We cooperated with all of these investigations, and all have been terminated without further action by the authorities with the exception of the Australian investigation, which is continuing.
We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation.
The Board of Directors created an ad hoc committee comprised of independent directors to oversee the foregoing matters.
We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 16, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
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
As of March 29, 2008, our estimated liability associated with compliance and remediation costs was approximately $56 million, including preliminary estimated liabilities related to the acquisition of Paxar. See also Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements.
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

Avery Dennison Corporation
We participate in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by us. At March 29, 2008, we had guaranteed approximately $15 million.
As of March 29, 2008, we guaranteed up to approximately $22 million of certain of our foreign subsidiaries’ obligations to their suppliers, as well as approximately $538 million of certain of our subsidiaries’ lines of credit with various financial institutions.
USES AND LIMITATIONS OF NON-GAAP MEASURES
We use certain non-GAAP financial measures that exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP measures, may make it difficult to assess the underlying performance of the Company in a single period. By excluding certain accounting effects, both positive and negative (e.g. gains on sales of assets, restructuring charges, asset impairments, effects of acquisitions and related costs, etc.), from certain of our GAAP measures, management believes that it is providing meaningful supplemental information to facilitate an understanding of the Company’s “core” or “underlying” operating results. These non-GAAP measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period. We apply the anticipated full-year GAAP tax rate to the non-GAAP adjustments to determine adjusted non-GAAP net income.
Limitations associated with the use of our non-GAAP measures include (1) the exclusion of items that recur from time to time (e.g. restructuring, asset impairment charges, discontinued operations, etc.) from calculations of our earnings and operating margin; (2) the exclusion of the effects of acquisitions, including integration costs and certain financing costs; (3) the exclusion of interest expense from calculation of our operating margin; and (4) the exclusion of any mandatory debt service requirements, as well as the exclusion of other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchase, acquisitions, etc.) for calculation of free cash flow. While some of the items the Company excludes from GAAP measures recur, these items tend to be disparate in amount and timing. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.
RECENT ACCOUNTING REQUIREMENTS
During the first three months of 2008, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board and the SEC were issued. Refer to Note 18, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
Certain of such risks and uncertainties are discussed in more detail in Part II, Item 1A, “Risk Factors,” to this Form 10-Q for the quarter ended March 29, 2008 and Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions, including synergies expected from the integration of the Paxar business in the time and at the cost anticipated; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand affecting sales to customers; impact of competitive products and pricing; selling prices; business mix shift; credit risks; ability of the Company to obtain adequate financing arrangements;

Avery Dennison Corporation
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
The Company believes that the most significant risk factors that could affect its ability to achieve its stated financial expectations in the near-term include (1) the impact of economic conditions on underlying demand for the Company’s products; (2) the degree to which higher raw material and energy-related costs can be passed on to customers through selling price increases, without a significant loss of volume; (3) the impact of competitors’ actions, including pricing, expansion in key markets, and product offerings; (4) potential adverse developments in legal proceedings and/or investigations regarding competitive activities, including possible fines, penalties, judgments or settlements; and (5) the ability of the Company to achieve and sustain targeted cost reductions, including expected synergies associated with the Paxar acquisition.
The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making such forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes in the information provided in Part II, Item 7A of the Company’s Form 10-K for the fiscal year ended December 29, 2007.
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
As part of the ongoing integration of Paxar, the Company continues to assess the overall control environment of this business and to integrate Paxar into the Company’s reporting environment.
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
As of March 29, 2008, the Company’s estimated liability associated with compliance and remediation costs was approximately $56 million, including preliminary estimated liabilities related to the acquisition of Paxar. See also Note 2, “Acquisitions,” in the Notes to unaudited Condensed Consolidated Financial Statement.
Other amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the final resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.
In April 2003, the U.S. Department of Justice (“DOJ”) filed a complaint challenging the then proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”). The complaint alleged, among other things, that “UPM and [Avery Dennison] have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.” The DOJ concurrently announced a criminal investigation into competitive practices in the label stock industry. Other investigations into competitive practices in the label stock industry were subsequently initiated by the European Commission, the Competition Law Division of the Department of Justice of Canada, and the Australian Competition and Consumer Commission. The Company cooperated with all of these investigations, and all, except the Australian investigation which is continuing, have subsequently been terminated without further action by the authorities.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ merger complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The Company and other defendants opposed this motion. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. On August 28, 2007, plaintiffs moved to lift the discovery stay, which the Company opposed. On November 19, 2007, the court certified a class consisting of direct purchasers of self-adhesive label stock from the defendants during the period from January 1, 1996 to July 25, 2003. The Company filed a petition to appeal this decision on December 4, 2007, which was denied on March 6, 2008. The district court has not permitted any merits discovery in the case as yet. The Company intends to defend these matters vigorously.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ merger complaint. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended

Avery Dennison Corporation
its complaint to add Bemis’ subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. The Nebraska, Kansas and Vermont cases are currently stayed. Defendants’ motion to dismiss the Tennessee case, filed on March 30, 2006, is pending. The Company intends to defend these matters vigorously.
The Board of Directors created an ad hoc committee comprised of independent directors to oversee the foregoing matters.
The Company is unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 16, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
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
ITEM 1A. RISK FACTORS
Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to matters described in Part I, Item 1A, of the Company’s Form 10-K for the fiscal year ended December 29, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable

(b)	Not Applicable

(c)	Purchases of Equity Securities by Issuer
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. Repurchases of equity securities during the three months ended March 29, 2008 are listed in the following table.

			Remaining
	Total shares	Average price per	authorization to
(Shares in thousands, except per share amounts)	repurchased(1)	share	repurchase shares

January 27, 2008 – February 23, 2008	6.9	$52.49	4,154.7

(1)	Includes shares repurchased through non-cash activities that were delivered (actually or constructively) to the Company by participants exercising stock options during the three months of 2008 under the Company’s stock option and incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Avery Dennison Corporation
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual stockholders’ meeting on April 24, 2008. The stockholders voted to elect four directors to the Board of Directors, as follows (1):

	For	Withheld
Peter K. Barker	96,457,045	3,027,106
Richard M. Ferry	95,809,106	3,675,045
Ken C. Hicks	97,004,785	2,479,367
Kent Kresa	96,506,562	2,977,589

(1)	There were no abstentions or broker non-votes.
Additional information concerning continuing directors called for by this Item is incorporated by reference from pages 3 through 4 of the Company’s 2008 proxy statement.
The results of the voting on the following additional items were as follows:

				Broker
	For	Against	Abstained	Non-Votes

Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm	96,632,798	2,034,347	817,006	–
Approval of the amended and restated employee stock option and incentive plan	73,006,401	17,467,051	1,162,168	7,848,531

ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 10.19.6:	Forms of Equity Awards under Stock Plan, incorporated herein by reference to Form 8-K filed on April 30, 2008

Exhibit 12:	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1:	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AVERY DENNISON CORPORATION (Registrant)
/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ Mitchell R. Butier
Mitchell R. Butier
Corporate Vice President, Global Finance, and Chief Accounting Officer (Principal Accounting Officer) May 8, 2008