Form 10-Q
period 2008-06-28
AVERY DENNISON CORPORATION
filed 2008-08-07
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of July 26, 2008: 106,488,295

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2008 FORM 10-Q QUARTERLY REPORT

Page
PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements:
Condensed Consolidated Balance Sheet as of June 28, 2008 and December 29, 2007	3
Consolidated Statement of Income for the Three and Six Months Ended June 28, 2008 and June 30, 2007	4
Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 28, 2008 and June 30, 2007	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Definition of Terms
Overview and Outlook
Analysis of Results of Operations for the Second Quarter
Results of Operations by Segment for the Second Quarter
Analysis of Results of Operations for the Six Months Year-to-Date
Results of Operations by Segment for the Six Months Year-to-Date
Financial Condition
Uses and Limitations of Non-GAAP Measures
Recent Accounting Requirements
Safe Harbor Statement
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 5. Other Information	42
Item 6. Exhibits	42
Signatures	43
Exhibits
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.19.6
EXHIBIT 10.19.7
EXHIBIT 12
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 28, 2008	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$87.1	$71.5
Trade accounts receivable, less allowances of $65.1 and $64.2 at June 28, 2008 and December 29, 2007, respectively	1,232.8	1,113.8
Inventories, net	679.1	631.0
Current deferred and refundable income taxes	162.3	128.1
Other current assets	139.7	113.9

Total current assets	2,301.0	2,058.3
Property, plant and equipment	3,340.5	3,195.9
Accumulated depreciation	(1,722.3)	(1,604.5)

Property, plant and equipment, net	1,618.2	1,591.4
Goodwill	1,825.4	1,683.3
Other intangibles resulting from business acquisitions, net	313.1	314.2
Non-current deferred and refundable income taxes	82.6	59.9
Other assets	557.5	537.7

	$6,697.8	$6,244.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$825.8	$1,110.8
Accounts payable	797.8	679.2
Current deferred and payable income taxes	43.8	31.4
Other current liabilities	641.9	656.2

Total current liabilities	2,309.3	2,477.6
Long-term debt	1,545.4	1,145.0
Long-term retirement benefits and other liabilities	395.7	391.5
Non-current deferred and payable income taxes	248.3	241.3
Commitments and contingencies (see Note 16)
Shareholders’ equity:
Common stock, $1 par value, authorized - 400,000,000 shares at June 28, 2008 and December 29, 2007; issued - 124,126,624 shares at June 28, 2008 and December 29, 2007; outstanding - 98,487,529 shares and 98,386,897 shares at June 28, 2008 and December 29, 2007, respectively	124.1	124.1
Capital in excess of par value	723.7	781.1
Retained earnings	2,363.4	2,290.2
Cost of unallocated ESOP shares	(3.8)	(3.8)
Employee stock benefit trusts, 7,963,266 shares and 8,063,898 shares at June 28, 2008 and December 29, 2007, respectively	(345.4)	(428.8)
Treasury stock at cost, 17,645,829 shares at June 28, 2008 and December 29, 2007	(858.2)	(858.2)
Accumulated other comprehensive income	195.3	84.8

Total shareholders’ equity	2,199.1	1,989.4

	$6,697.8	$6,244.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$1,828.9	$1,523.5	$3,474.1	$2,913.4
Cost of products sold	1,338.6	1,113.1	2,559.8	2,138.7

Gross profit	490.3	410.4	914.3	774.7
Marketing, general and administrative expense	341.0	270.8	669.0	519.1
Interest expense	29.3	20.1	58.8	35.2
Other expense, net	5.8	7.5	11.4	9.6

Income before taxes	114.2	112.0	175.1	210.8
Provision for income taxes	21.8	25.8	14.3	45.5

Net income	$92.4	$86.2	$160.8	$165.3

Per share amounts:

Net income per common share	$.94	$.88	$1.63	$1.69

Net income per common share, assuming dilution	$.93	$.87	$1.62	$1.67

Dividends	$.41	$.40	$.82	$.80

Average shares outstanding:
Common shares	98.5	98.0	98.5	98.0
Common shares, assuming dilution	98.9	98.7	98.9	98.8

Common shares outstanding at period end	98.5	98.2	98.5	98.2

Certain prior year amounts have been restated to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”) for certain businesses operating in the U.S.
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 28, 2008	June 30, 2007

Operating Activities
Net income	$160.8	$165.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101.6	79.7
Amortization	33.6	21.1
Deferred taxes	(32.8)	13.3
Asset impairment and net loss on sale and disposal of assets	14.4	13.1
Stock-based compensation	16.9	10.3
Other non-cash items, net	(16.2)	(9.9)
Changes in assets and liabilities	(89.6)	(162.0)

Net cash provided by operating activities	188.7	130.9

Investing Activities
Purchase of property, plant and equipment	(69.1)	(94.7)
Purchase of software and other deferred charges	(33.0)	(29.0)
Payments for acquisitions	(125.0)	(1,284.1)
Proceeds from sale of assets	3.2	1.7
Proceeds from sale of investments, net	13.0	–
Other	1.9	.7

Net cash used in investing activities	(209.0)	(1,405.4)

Financing Activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(285.1)	1,423.9
Additional borrowings (maturities longer than 90 days)	400.1	–
Payments of debt (maturities longer than 90 days)	(.3)	(11.7)
Dividends paid	(87.6)	(85.4)
Purchase of treasury stock	—	(63.2)
Proceeds from exercise of stock options, net	1.9	30.5
Other	5.4	(2.1)

Net cash provided by financing activities	34.4	1,292.0

Effect of foreign currency translation on cash balances	1.5	.6

Increase in cash and cash equivalents	15.6	18.1
Cash and cash equivalents, beginning of year	71.5	58.5

Cash and cash equivalents, end of period	$87.1	$76.6

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
The second quarters of 2008 and 2007 consisted of thirteen-week periods ending June 28, 2008 and June 30, 2007, respectively. The interim results of operations are not necessarily indicative of future financial results.
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
The change in accounting method from LIFO to FIFO method was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” The Company applied the change in accounting principle by retrospectively restating prior years’ financial statements. As a result of the change in the Company’s policy for accounting for inventory, pretax income for the three and six months ended June 30, 2007 was increased by $.6 million and $.5 million, respectively.
Note 2. Acquisitions
On June 15, 2007, the Company completed the acquisition of Paxar Corporation (“Paxar”), a global leader in retail tag, ticketing, and branding systems. In accordance with the terms of the acquisition agreement, each outstanding share of Paxar common stock, par value $0.10, was converted into the right to receive $30.50 in cash. At June 15, 2007, outstanding options to purchase Paxar Common Stock, shares of Paxar restricted stock and Paxar performance share awards were converted into weight-adjusted options to purchase the Company’s common stock, shares of the Company’s restricted stock and, at the Company’s election, shares of the Company’s restricted stock or the Company’s restricted stock units, respectively. Since the date of acquisition, certain of these equity awards have vested on an accelerated basis.
The Paxar operations are included in the Company’s Retail Information Services segment. The combination of the Paxar business into the Retail Information Services segment increases the Company’s presence in the retail information and brand identification market, combines complementary strengths and broadens the range of the Company’s product and service capabilities, improves the Company’s ability to meet customer demands for product innovation and improved quality of service, and facilitates expansion into new product and geographic segments. The integration of the acquisition into the Company’s operations has resulted in significant cost synergies.
Purchase Price Allocation
The total purchase price was approximately $1.33 billion for the outstanding shares of Paxar, including transaction costs of approximately $15 million.
In accordance with SFAS No. 141, “Business Combinations,” the allocation of the purchase price has been made and recorded in the unaudited Condensed Consolidated Financial Statements. The allocation of the purchase price was primarily based on third-party valuations of the acquired assets.

Avery Dennison Corporation
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition.

(In millions)	June 15, 2007

Current assets (including cash and cash equivalents of approximately $47 million)	$358.7
Property, plant, and equipment, net	250.8
Other assets	1.1
Intangible assets	241.6
Goodwill	945.5

Total assets acquired	$1,797.7

Current liabilities	219.6
Other long-term liabilities	220.3
Other equity	24.6

Total liabilities and other equity	$464.5

Net assets acquired	$1,333.2

As a result of the Paxar acquisition, the Company assumed liabilities of approximately $440 million, including accounts payable and other current and long-term liabilities. Included in this amount is approximately $5 million of long-term debt, which remains outstanding at June 28, 2008. In addition, the Company assumed additional standby letters of credit of $7.3 million.
The excess of the cost basis over the fair value of the net tangible assets acquired is approximately $1.19 billion, including goodwill of approximately $946 million and identified intangible assets of approximately $242 million, which includes amortizable and non-amortizable intangible assets. The goodwill from this acquisition is not expected to be deductible for U.S. tax purposes.
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
Paxar Integration Actions
As a result of the Paxar acquisition, the Company identified certain liabilities and other costs of $25 million for restructuring actions which were recorded as part of the Company’s purchase price allocation. Included in this amount are severance costs for involuntary terminations of approximately 1,365 Paxar employees of $21.1 million, lease cancellation costs of $3.2 million, and other related costs of $.7 million. Severance costs are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Severance and other employee costs represent cash paid or to be paid to employees terminated under these actions.

Purchase Price
(In millions)	Adjustments

Total severance and other employee costs accrued during the quarters ended:
June 30, 2007	$2.0
September 29, 2007	4.7
December 29, 2007	11.3
March 29, 2008	1.2
June 28, 2008	1.9

Total accrued	21.1
2007 Settlements	(5.8)
2008 Settlements	(3.9)

Balance at June 28, 2008	$11.4

Other
Lease cancellations	$3.2
Other	.7

$3.9

Avery Dennison Corporation
Included in the assumed current liabilities were accrued restructuring costs related to Paxar’s pre-acquisition restructuring program. At June 28, 2008, approximately $1 million remained accrued in connection with this program.
Employee-Related Items
In connection with this acquisition, certain change-in-control provisions provided that $27.8 million was to be paid to certain key executives of Paxar. This amount includes severance, bonuses, accelerated vesting of stock options, performance share awards, restricted stock, and other items. In connection with these items, $.9 million remained accrued in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet at June 28, 2008. New employment agreements for certain key executives retained by the Company provided for $8.2 million to be accrued over their requisite service periods, of which $5 million was recorded during 2007 and $1.4 million was recorded during the first six months of 2008 in the unaudited Consolidated Statement of Income.
Included in the assumed long-term liabilities was a postretirement benefit plan obligation totaling approximately $11 million for certain retired executives of Paxar. The Company contributed $.5 million during 2007 and $.5 million during the first six months of 2008 to this plan.
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
Pro Forma Results of Operations
The following table represents the unaudited pro forma results of operations for the Company as though the acquisition of Paxar had occurred at the beginning of 2007. The pro forma results include estimated interest expense associated with commercial paper borrowings to fund the acquisition; amortization of intangible assets that have been acquired; adjustment to income tax provision using the worldwide combined effective tax rates of both the Company and Paxar; elimination of intercompany sales and profit in inventory; fair value adjustments to inventory; and additional depreciation resulting from fair value amounts allocated to real and personal property over the estimated useful lives. The pro forma results of operations have been prepared based on the allocation of the purchase price. This pro forma information is for comparison purposes only, and is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of 2007, nor is it necessarily indicative of future results.

	Three Months Ended	Six Months Ended
(In millions, except per share amounts)	June 30, 2007(1)	June 30, 2007(2)

Net sales	$1,726.8	$3,327.9
Net income	77.8	140.2
Net income per common share	.79	1.43
Net income per common share, assuming dilution	.79	1.42

(1)	The pro forma results of operations for the second quarter of 2007 include the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”

(2)	The pro forma results of operations for the first six months of 2007 include the impact of Paxar’s restructuring costs and other charges of $1.8 and merger-related costs of $1.5, as well as the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”
Prior to the acquisition, the Company sold certain roll materials products to Paxar. The Company’s net sales to Paxar prior to the acquisition were approximately $8 million during the first six months of 2007.
Other Acquisitions
On April 1, 2008, the Company acquired DM Label Group (“DM Label”). DM Label operations are included in the Company’s Retail Information Services segment. The impact of this acquisition on the Company’s revenues and earnings for 2008 is not anticipated to be significant.

Avery Dennison Corporation
The preliminary balance sheet allocation of the purchase price as of June 28, 2008 has been made and recorded in the unaudited Condensed Consolidated Financial Statements. The preliminary allocation of the purchase price included an estimated $66 million of goodwill. Refer also to Note 5, “Goodwill and Other Intangibles Resulting from Business Acquisitions.”
Note 3. Accounts Receivable
The Company recorded expenses related to the allowances for trade accounts receivable of $8.2 million and $4.2 million for the six months ended June 28, 2008 and June 30, 2007, respectively. The Company records these allowances based on estimates related to the following factors:
•	Customer specific allowances

•	Amounts based upon an aging schedule

•	An estimated amount, based on the Company’s historical experience
Note 4. Inventories
Inventories consisted of:

(In millions)	June 28, 2008	December 29, 2007

Raw materials	$282.0	$252.6
Work-in-progress	161.2	151.5
Finished goods	310.8	304.2

Inventories at lower of FIFO cost or market (approximates replacement cost)	754.0	708.3
Inventory reserves	(74.9)	(77.3)

Inventories, net	$679.1	$631.0

Note 5. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Balance as of December 30, 2006	$332.4	$200.5	$169.1	$13.9	$715.9
Goodwill acquired during the period (1)	–	935.7	–	–	935.7
Acquisition adjustments (2)	–	(.5)	–	–	(.5)
Translation adjustments	21.6	2.0	8.5	.1	32.2

Balance as of December 29, 2007	$354.0	$1,137.7	$177.6	$14.0	$1,683.3
Goodwill acquired during the period (3)	–	66.3	–	–	66.3
Acquisition adjustments (4)	–	14.2	–	–	14.2
Translation adjustments	21.3	32.5	7.7	.1	61.6

Balance as of June 28, 2008	$375.3	$1,250.7	$185.3	$14.1	$1,825.4

(1)	Goodwill acquired during the period includes Paxar acquisition in June 2007, as well as buy-outs of minority interest shareholders associated with RVL Packaging, Inc. and Paxar.

(2)	Acquisition adjustments in 2007 consisted of a tax adjustment associated with RVL Packaging, Inc.

(3)	Goodwill acquired during the period consisted of the DM Label acquisition in April 2008.

(4)	Acquisition adjustments in 2008 consisted of opening balance sheet adjustments associated with the Paxar acquisition in June 2007.
As of June 28, 2008, goodwill and other intangible assets and related useful lives include the allocations of the purchase price of the Company’s recent acquisitions, based on third-party valuations of the acquired assets. Refer to Note 2, “Acquisitions,” for further information.
In connection with the Paxar acquisition, the Company acquired approximately $30 million of intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. These intangible assets, which are not included in the table below, had a currency impact of $.2 million at June 28, 2008.

Avery Dennison Corporation
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at June 28, 2008 and December 29, 2007, which continue to be amortized:

	June 28, 2008			December 29, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$291.6	$57.1	$234.5	$276.1	$41.8	$234.3
Patents and other acquired technology	53.6	16.5	37.1	52.4	14.1	38.3
Trade names and trademarks	48.9	41.6	7.3	46.2	38.6	7.6
Other intangibles	9.1	5.1	4.0	8.6	4.6	4.0

Total	$403.2	$120.3	$282.9	$383.3	$99.1	$284.2

Amortization expense on other intangible assets resulting from business acquisitions was $7.9 million and $15.8 million for the three and six months ended June 28, 2008, respectively, and $3 million and $5.5 million for the three and six months ended June 30, 2007, respectively. The estimated amortization expense for other intangible assets resulting from completed business acquisitions as of June 28, 2008 for this fiscal year and each of the next four fiscal years is expected to be approximately $30 million per year.
The weighted-average amortization periods from the date of acquisition for amortizable intangible assets resulting from business acquisitions are fourteen years for customer relationships, eleven years for trade names and trademarks, thirteen years for patents and other acquired technology, eight years for other intangibles and fourteen years in total. As of June 28, 2008, the weighted-average remaining useful life of acquired amortizable intangible assets are eleven years for customer relationships, five years for trade names and trademarks, eight years for patented and other acquired technology, five years for other intangibles and ten years in total.
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
The terms of various loan agreements in effect at June 28, 2008 require that the Company maintain specified ratios on debt and interest expense in relation to certain measures of income. Under the loan agreements, the ratio of debt to earnings before interest, taxes, depreciation, amortization, and non-cash expenses may not exceed 3.5 to 1.0. The Company’s ratio at June 28, 2008 was 3.1 to 1.0. Earnings before interest, taxes, and non-cash expenses, as a ratio to interest, may not be less than 3.5 to 1.0. The Company’s ratio at June 28, 2008 was 3.9 to 1.0.
Note 7. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits
	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$5.1	$3.6	$3.9	$3.3	$9.8	$7.1	$9.3	$6.6
Interest cost	8.7	7.4	8.7	6.0	18.0	14.4	16.7	11.8
Expected return on plan assets	(12.7)	(7.6)	(12.3)	(6.0)	(25.5)	(14.9)	(24.5)	(11.9)
Recognized net actuarial loss	1.6	.9	2.8	1.9	3.0	1.8	4.7	3.9
Amortization of prior service cost	.3	.2	.5	.1	.6	.3	1.0	.3
Amortization of transition asset	–	(.2)	–	(.2)	–	(.3)	–	(.5)

Net periodic benefit cost	$3.0	$4.3	$3.6	$5.1	$5.9	$8.4	$7.2	$10.2

Avery Dennison Corporation

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Components of net periodic benefit cost:
Service cost	$.2	$.2	$.5	$.5
Interest cost	.5	.5	.9	.9
Recognized net actuarial loss	.4	.3	.8	.7
Amortization of prior service cost	(.5)	(.4)	(1.0)	(.9)

Net periodic benefit cost	$.6	$.6	$1.2	$1.2

The Company contributed $1.8 million and $1.2 million to its U.S. pension plans during the six months ended June 28, 2008 and June 30, 2007, respectively. The Company expects to contribute an additional $1.9 million to its U.S. pension plans for the remainder of 2008. Additionally, the Company contributed $1.7 million and $3 million to its U.S. postretirement health benefit plan during the six months ended June 28, 2008 and June 30, 2007, respectively. For the remainder of 2008, the Company expects to contribute an additional $1.5 million to its U.S. postretirement health benefit plan.
The Company contributed $9 million and $9.8 million to its international pension plans during the six months ended June 28, 2008 and June 30, 2007, respectively. For the remainder of 2008, the Company expects to contribute an additional $7.6 million to its international pension plans.
Note 8. Research and Development
Research and development expense for the three and six months ended June 28, 2008 was $23.9 million and $48.4 million, respectively. For the three and six months ended June 30, 2007, research and development expense was $23.6 million and $45.8 million, respectively.
Note 9. Stock-Based Compensation
Net income included pretax stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $16.9 million and $10.3 million for the six months ended June 28, 2008 and June 30, 2007, respectively. Total stock-based compensation expense was recorded in corporate expense and the Company’s operating segments, as appropriate.
During the second quarter 2008, following the Company’s shareholders approval of the amended and restated stock option and incentive plan on April 24, 2008, the Company granted PUs to certain eligible employees of the Company. These PUs are payable in shares of the Company’s common stock at the end of a three-year cliff vesting period provided that certain performance objective metrics are achieved at the end of the period ending December 31, 2010. During the first six months of 2008, the Company recognized $1.8 million of pretax compensation expense related to PUs, which is included in the stock-based compensation expense noted above.
On February 28, 2008, the Company granted its annual stock option awards to employees and directors. The provision of SFAS No. 123(R), “Share-Based Payment,” requires that options granted to retirement-eligible employees be treated as though they were immediately vested; as a result, the pretax compensation expense related to such options (approximately $3 million) was recognized during the six months ended June 28, 2008 and is included in the stock-based compensation expense noted above.
As of June 28, 2008, the Company has approximately $63 million of unrecognized compensation cost related to unvested stock options, PUs, RSUs and restricted stock under the Company’s plans. Total unrecognized compensation cost is expected to be recognized over the remaining weighted-average requisite service period of approximately 3 years for stock options and PUs, 2 years for RSUs and 3 years for restricted stock.
Note 10. Cost Reduction Actions
Severance charges recorded under the restructuring actions below are included in “Other current liabilities” in the unaudited Condensed

Avery Dennison Corporation
Consolidated Balance Sheet. Severance and other employee costs represent cash paid or to be paid to employees terminated under these actions. Charges below are included in “Other expense, net” in the unaudited Consolidated Statement of Income.
Second Quarter 2008
In the second quarter of 2008, the Company recorded a pretax charge of $10.3 million consisting of $7.2 million of severance and other employee costs resulting in the elimination of approximately 310 positions impacting all segments, as well as $1.7 million of asset impairment charges and $1.4 million of lease cancellation charges. As of June 28, 2008, approximately 115 employees impacted by these actions remain with the Company, and are expected to leave in 2008.

	Pressure-	Retail	Office and
	sensitive	Information	Consumer
	Materials	Services	Products
(In millions)	Segment	Segment	Segment	Corporate	Total

Total severance and other employee costs accrued during the quarter ended:
June 28, 2008	$.1	$2.7	$4.2	$.2	$7.2

2008 Settlements	–	(.7)	(.2)	–	(.9)

Balance at June 28, 2008	$.1	$2.0	$4.0	$.2	$6.3

Asset Impairment
Machinery and equipment	$.3	$1.3	$–	$–	$1.6
Buildings	–	.1	–	–	.1
Other
Lease cancellations	–	1.4	–	–	1.4

	$.3	$2.8	$–	$–	$3.1

First Quarter 2008
In the first quarter of 2008, the Company recorded a pretax charge of $5.6 million consisting of $3.3 million of severance and other employee costs resulting in the elimination of approximately 155 positions impacting all segments, as well as $2.3 million of asset impairment charges. As of June 28, 2008, approximately 60 employees impacted by these actions remain with the Company, and are expected to leave in 2008.

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Total severance and other employee costs accrued during the quarter ended:
March 29, 2008	$1.1	$1.3	$.1	$.1	$.7	$3.3

2008 Settlements	(.2)	(1.2)	(.1)	(.1)	(.7)	(2.3)

Balance at June 28, 2008	$.9	$.1	$–	$–	$–	$1.0

Asset Impairment
Machinery and equipment	$2.3	$–	$–	$–	$–	$2.3

2007
In 2007, the Company continued its cost reduction efforts that were initiated in late 2006 and implemented additional actions resulting in a headcount reduction of approximately 615 positions, impairment of certain assets and software, as well as lease cancellations. At June 28, 2008, approximately 100 employees impacted by these actions remain with the Company, and are expected to leave in 2008. Pretax charges related to these actions totaled $57.5 million, including severance and other employee costs of $21.6 million, impairment of fixed assets and buildings of $17.4 million, software impairment of $17.1 million and lease cancellation charges of $1.4 million. The table below details the accruals and payments related to these actions:

Avery Dennison Corporation

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Total severance and other employee costs accrued during the quarters ended:
March 31, 2007	$1.5	$–	$.6	$–	$–	$2.1
June 30, 2007	.5	.4	–	–	–	.9
September 29, 2007	3.1	3.1	.1	1.2	–	7.5
December 29, 2007	1.0	6.2	3.4	1.1	(.6)	11.1

Total expense accrued during 2007	6.1	9.7	4.1	2.3	(.6)	21.6
2007 Settlements	(1.9)	(3.0)	(.8)	(1.0)	.6	(6.1)
2008 Settlements	(2.0)	(1.4)	(1.9)	(.8)	–	(6.1)

Balance at June 28, 2008	$2.2	$5.3	$1.4	$.5	$–	$9.4

Asset Impairment
Machinery and equipment	$10.9	$3.1	$–	$1.9	$.8	$16.7
Buildings	–	.7	–	–	–	.7
Other
Software Impairment	–	17.1	–	–	–	17.1
Lease cancellations	–	.6	.4	–	.4	1.4

	$10.9	$21.5	$.4	$1.9	$1.2	$35.9

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
The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness of hedge activity was a net gain of $2 million and $.6 million during the three and six months ended June 28, 2008, respectively. This reclassification was a net loss of $2.4 million and $5.3 million during the three and six months ended June 30, 2007, respectively. These aggregate reclassifications were reported in “Marketing, general and administrative expense” in the unaudited Consolidated Statement of Income. The effect of the settlement of currency hedges included in this reclassification is offset by the currency impact of the underlying hedged activity. A net loss of approximately $2 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
Included in the reclassification amount discussed above is the amortization of certain hedge costs of approximately $7 million incurred in connection with the long-term debt issued in 2007 related to the Paxar acquisition. Such costs are being amortized over the life of the related forecasted hedge transactions.
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) increased net income by $3.7 million and $11.6 million for the three and six months ended June 28, 2008, respectively, which included a foreign currency net gain related to certain intercompany transactions of approximately $2 million and approximately $6 million during the three and six months ended June 28, 2008, respectively. Transactions in foreign currencies had a positive impact of $1.1 million and $1.2 million on the Company’s net income for the three and six months ended June 30, 2007, respectively. These results exclude the effects of translation of foreign currencies on the Company’s financial statements.
In the first six months of 2008 and 2007, no translation gains or losses for hyperinflationary economies were recognized in net income since the Company had no operations in hyperinflationary economies.

Avery Dennison Corporation
Note 12. Taxes Based on Income
The effective tax rate for the three and six months ended June 28, 2008 was 19% and 8%, respectively, compared to 23% and 22% for the three and six months ended June 30, 2007, respectively. The effective tax rate for the first six months of 2008 includes the net benefit of approximately $28 million from discrete events, including $32 million from the release of valuation allowances, partially offset by $4 million of accruals related to tax contingencies and other items. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.
In June 2008, the Company identified and committed to a plan that will utilize tax loss carryforwards, resulting in a valuation allowance release of approximately $11 million. This is distinct from the plan in the first quarter of 2008, discussed below.
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
It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions by approximately $35 million, primarily as a result of the expiration of statutes of limitations in various jurisdictions, tax audits, and cash payments. The Company anticipates that it is reasonably possible that payments of approximately $10 million will be made in the next 12 months.
Note 13. Net Income Per Share
Net income per common share amounts were computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

(A) Net income available to common shareholders	$92.4	$86.2	$160.8	$165.3

(B) Weighted-average number of common shares outstanding	98.5	98.0	98.5	98.0
Dilutive shares (additional common shares issuable under employee stock options, PUs, RSUs and restricted stock)	.4	.7	.4	.8

(C) Weighted-average number of common shares outstanding, assuming dilution	98.9	98.7	98.9	98.8

Net income per common share (A) ÷ (B)	$.94	$.88	$1.63	$1.69

Net income per common share, assuming dilution (A) ÷ (C)	$.93	$.87	$1.62	$1.67

Certain employee stock options and RSUs were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock options and RSUs excluded from the computation represented an aggregate of 10.5 million shares and 9.9 million shares for the three and six months ended June 28, 2008, and 3 million shares and 2.9 million shares for the three and six months ended June 30, 2007, respectively.
Note 14. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are

Avery Dennison Corporation
currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $118.8 million and $271.3 million for the three and six months ended June 28, 2008, and $102.4 million and $202.6 million for the three and six months ended June 30, 2007, respectively.
The components of accumulated other comprehensive income (net of tax, with the exception of the foreign currency translation adjustment), at the end of the following periods were as follows:

(In millions)	June 28, 2008	December 29, 2007

Foreign currency translation adjustment	$344.5	$243.1
Net actuarial loss, prior service cost and net transition assets, less amortization	(138.0)	(141.5)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(11.2)	(16.8)

Accumulated other comprehensive income	$195.3	$84.8

Cash flow and firm commitment hedging instrument activity in other comprehensive income, net of tax, was as follows:

(In millions)	June 28, 2008

Beginning accumulated derivative loss	$(16.8)
Net gain reclassified to earnings	(0.6)
Net change in the revaluation of hedging transactions	6.2

Ending accumulated derivative net loss	$(11.2)

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

Avery Dennison Corporation
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 28, 2008:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices in	Other	Other
	Total as of	Active Markets	Observable	Unobservable
(In millions)	June 28, 2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
Available for sale securities	$10.8	$10.8	$–	$–
Derivative assets	11.6	6.5	5.1	–

Liabilities:
Derivative liabilities	$4.9	$–	$4.9	$–

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
The Company has deferred compensation obligations, which are not subject to fair value measurements. These obligations are funded by corporate-owned life insurance contracts and standby letters of credit.
The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial results of operations or financial position.
Note 16. Commitments and Contingencies
Industry Investigations
In April 2003, the U.S. Department of Justice (“DOJ”) filed a complaint challenging the then proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”). The complaint alleged, among other things, that “UPM and [Avery Dennison] have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.” The DOJ concurrently announced a criminal investigation into competitive practices in the label stock industry. Other investigations into competitive practices in the label stock industry were subsequently initiated by the European Commission, the Competition Law Division of the Department of Justice of Canada, and the Australian Competition and Consumer Commission. The Company cooperated with all of these investigations, and all, except the Australian investigation, which is continuing, have subsequently been terminated without further action by the authorities.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ merger complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The Company and other defendants opposed this motion. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. On August 28, 2007, plaintiffs moved to lift the discovery stay, which the Company opposed. On November 19, 2007, the court certified a class consisting of direct purchasers of self-adhesive label stock from the defendants during the period from January 1, 1996 to July 25, 2003. The Company filed a petition to appeal this decision on December 4, 2007, which was denied on March 6, 2008. On July 22, 2008, the district court held a hearing to set a schedule for merits discovery. The court subsequently entered an order that requires the parties to complete fact discovery by June 22, 2009. Dispositive motions are due on March 19, 2010. The Company intends to defend these matters vigorously.
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

Avery Dennison Corporation
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
Environmental
The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at sixteen waste disposal or waste recycling sites, including Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
As of June 28, 2008, the Company’s estimated liability associated with compliance and remediation costs was approximately $62 million, including estimated liabilities related to the Company’s recent acquisitions.
Other amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.
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
Product warranty liabilities were as follows:

(In millions)	June 28, 2008	December 29, 2007

Balance at beginning of year	$2.5	$1.9
Accruals for warranties issued	.1	.8
Assumed accrued warranty liability (1)	–	.5
Payments	(.2)	(.7)

Balance at end of period	$2.4	$2.5

(1)	Related to the Paxar acquisition
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

Avery Dennison Corporation
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the Company’s business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At June 28, 2008, the Company had guaranteed approximately $16 million.
As of June 28, 2008, the Company guaranteed up to approximately $22 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $543 million of certain subsidiaries’ lines of credit with various financial institutions.
In November 2007, the Company issued $400 million of 7.875% Corporate HiMEDS units, a mandatory convertible debt issue. An additional $40 million of HiMEDS units were issued in December 2007 as a result of the exercise of the overallotment allocation from the initial issuance. Each HiMEDS unit is comprised of two components — a purchase contract obligating the holder to purchase from the Company a certain number of shares of the Company’s common stock in 2010 ranging from approximately 6.8 million to approximately 8.6 million shares (depending on the quoted price per share of the Company’s common stock at that time) and a senior note due in 2020. The net proceeds from the offering were approximately $427 million, which were used to reduce commercial paper borrowings initially used to finance the Paxar acquisition.
Note 17. Segment Information
As discussed in Note 2, “Acquisitions,” the Company completed the acquisition of Paxar during the second quarter of 2007 and the acquisition of DM Label during the second quarter of 2008. The operating results for the Company’s recent acquisitions are included in the Retail Information Services segment.
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$979.9	$879.3	$1,899.5	$1,739.3
Retail Information Services	438.2	219.4	810.2	375.9
Office and Consumer Products	255.4	262.7	449.8	477.1
Other specialty converting businesses	155.4	162.1	314.6	321.1

Net sales to unaffiliated customers	$1,828.9	$1,523.5	$3,474.1	$2,913.4

Intersegment sales:
Pressure-sensitive Materials	$45.8	$41.5	$86.6	$76.5
Retail Information Services	.1	.3	1.3	.8
Office and Consumer Products	.3	.4	.6	.9
Other specialty converting businesses	8.0	5.2	14.8	9.1
Eliminations	(54.2)	(47.4)	(103.3)	(87.3)

Intersegment sales	$–	$–	$–	$–

Income before taxes:
Pressure-sensitive Materials	$80.0	$89.5	$149.9	$171.4
Retail Information Services	19.3	1.2	14.9	8.0
Office and Consumer Products	40.1	42.2	61.6	68.7
Other specialty converting businesses	5.5	7.2	14.7	18.5
Corporate expense	(1.4)	(8.0)	(7.2)	(20.6)
Interest expense (5)	(29.3)	(20.1)	(58.8)	(35.2)

Income before taxes	$114.2 (1)	$112.0 (2)	$175.1 (3)	$210.8 (4)

Avery Dennison Corporation
Certain prior year amounts have been restated to reflect the change in method of accounting for inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO) for certain businesses operating in the U.S.

(1)	Operating income for the second quarter of 2008 included “Other expense, net” totaling $5.8 consisting of restructuring costs of $7.2 and asset impairment and lease cancellation charges of $3.1, partially offset by a gain on sale of investments of ($4.5). Of the total $5.8, the Pressure-sensitive Materials segment recorded $.4, the Retail Information Services segment recorded $5.5, the Office and Consumer Products segment recorded $4.2 and Corporate recorded ($4.3).

Additionally, operating income for the Retail Information Services segment for the second quarter of 2008 included $5.7 of transition costs associated with the Company’s recent acquisitions.

(2)	Operating income for the second quarter of 2007 included “Other expense, net” totaling $7.5 consisting of integration-related asset impairment charges of $9.5, restructuring costs of $.9 and expenses related to a divestiture of $.3, partially offset by a reversal of an accrual ($3.2) related to a lawsuit. Of the total $7.5, the Pressure-sensitive Materials segment recorded ($2.7), the Retail Information Services segment recorded $9.9 and the Office and Consumer Products segment recorded $.3.

Additionally, operating income for the Retail Information Services segment for the second quarter of 2007 included $10.2 of transition costs associated with the Paxar acquisition.

(3)	Operating income for the first six months of 2008 included “Other expense, net” totaling $11.4 consisting of restructuring costs of $10.5 and asset impairment and lease cancellation charges of $5.4, partially offset by a gain on sale of investments of ($4.5). Of the total $11.4, the Pressure-sensitive Materials segment recorded $3.8, the Retail Information Services segment recorded $6.8, the Office and Consumer Products segment recorded $4.3, the other specialty converting businesses recorded $.1 and Corporate recorded ($3.6).

Additionally, operating income for the Retail Information Services segment for the first six months of 2008 included $12.7 of transition costs associated with the Company’s recent acquisitions.

(4)	Operating income for the first six months of 2007 included “Other expense, net” totaling $9.6 consisting of integration-related asset impairment charges of $9.5, restructuring costs of $3 and expenses related to a divestiture of $.3, partially offset by a reversal of an accrual ($3.2) related to a lawsuit. Of the total $9.6, the Pressure-sensitive Materials segment recorded ($1.2), the Retail Information Services segment recorded $9.9 and the Office and Consumer Products segment recorded $.9.

Additionally, operating income for the Retail Information Services segment for the first six months of 2007 included $10.2 of transition costs associated with the Paxar acquisition.

(5)	Interest expense for the three and six months ended June 28, 2008 included interest associated with borrowings to fund the Company’s recent acquisitions of $16.3 and $32.8, respectively.
Note 18. Recent Accounting Requirements
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS No. 69.
In April 2008, the FASB directed the FASB Staff to issue FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is currently evaluating the impact of this Statement on the Company’s financial results of operations and financial position.
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

Avery Dennison Corporation
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations,” and defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. In general, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. However, starting fiscal 2009, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of goodwill. The Company is currently evaluating the impact of this Statement on the Company’s financial results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS 115.” This Statement details the disclosures required for items measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not affect the Company’s financial results of operations or financial position as the Company did not elect the fair value option for its eligible financial assets or liabilities.
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

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Definition of Terms	21
Overview and Outlook	21
Analysis of Results of Operations for the Second Quarter	25
Results of Operations by Segment for the Second Quarter	27
Analysis of Results of Operations for the Six Months Year-to-Date	28
Results of Operations by Segment for the Six Months Year-to-Date	30
Financial Condition	32
Uses and Limitations of Non-GAAP Measures	37
Recent Accounting Requirements	37
Safe Harbor Statement	37
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
We use the following terms:
•	Organic sales growth (decline) refers to the change in sales excluding the estimated impact of currency translation, acquisitions and divestitures;

•	Segment operating income refers to income before interest and taxes;

•	Free cash flow refers to cash flow from operations and net proceeds from sale of investments, less payments for capital expenditures, software and other deferred charges;

•	Operational working capital refers to trade accounts receivable and inventories, net of accounts payable.
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
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales increased 20% and 19% in the first three and six months of 2008, respectively, compared to the same period last year, due primarily to the acquisitions of Paxar Corporation (“Paxar”) and DM Label Group (“DM Label”), and the favorable impact of foreign currency translation.

Avery Dennison Corporation

	Three Months Ended		Six Months Ended
Estimated change in sales due to:	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Organic sales growth (decline)	(1)%	2%	(1)%	2%
Foreign currency translation	7	<4	<7	3
Acquisitions, net of divestitures	14	<3	14	1

Reported sales growth (1)	20%	8%	19%	6%

(1)	Totals may not sum due to rounding
On an organic basis, the decline of 1% in the three and six months ended June 28, 2008 reflected continued weakness in U.S. markets, partially offset by sales growth internationally, particularly in the emerging markets.
Net Income
Net income decreased approximately $5 million, or 3%, in the first six months of 2008 compared to the same period in 2007.
Negative factors affecting the change in net income included:
•	Cost inflation, including raw material and energy costs

•	Incremental interest expense and amortization of intangibles related to the Paxar acquisition

•	The carryover effect of a more competitive pricing environment in the roll materials business in the prior year, partially offset by current year price increases

•	Incremental transition costs related to acquisition integrations (primarily Paxar), and higher asset impairment and restructuring charges related to restructuring actions
Positive factors affecting the change in net income included:
•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Higher net sales, including sales from our recent acquisitions, and a benefit from foreign currency translation

•	Benefit of a lower effective tax rate
Acquisitions
We completed the Paxar acquisition on June 15, 2007. The combination of the Paxar business into our Retail Information Services segment increases our presence in the retail information and brand identification market, combines complementary strengths and broadens the range of our product and service capabilities, improves our ability to meet customer demands for product innovation and improved quality of service, and facilitates expansion into new product and geographic segments. The integration of the acquisition into our operations is also expected to result in significant cost synergies. Refer to the “Outlook” section herein for further information.
We completed the DM Label acquisition on April 1, 2008. DM Label operations are included in our Retail Information Services segment. The impact of this acquisition on revenues and earnings for 2008 is not anticipated to be significant.
See Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for further information.
Paxar Acquisition-related Actions
The following integration actions result in headcount reductions of approximately 1,695 positions in our Retail Information Services segment:

	Paxar
	Acquisition-	Headcount
(Dollars in millions)	related costs(1)	Reduction

2007 Restructuring (2)	$31.2	200
2007 Transition costs (2)	43.0	–
2008 Restructuring (2)	5.6	130
2008 Transition costs (2)	12.7	–
2007 Purchase price adjustments	20.5	855
2008 Purchase price adjustments	6.0	510

Total Paxar integration actions	$119.0	1,695

Change-in-control costs (Purchase price adjustment)	27.8

Total Paxar acquisition-related costs	$146.8

(1)	Includes severance, asset impairment and lease cancellation charges, where applicable

(2)	Recorded in the Consolidated Statement of Income

Avery Dennison Corporation
Cost synergies resulting from the integration of Paxar were approximately $20 million in 2007 and approximately $39 million in the first six months of 2008. Incremental cost synergies expected to be achieved through the balance of the integration are discussed in the “Outlook” section below.
Refer to Note 2, “Acquisitions” and Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Cost Reduction Actions
In addition to cost synergies from the integration of Paxar discussed above, cost reduction actions initiated from late 2006 through the end of 2007 (see table below) are expected to yield annualized pretax savings of $45 million to $50 million. Savings from these actions, net of transition costs, were approximately $5 million in 2007 and approximately $20 million in the first six months of 2008. Incremental savings associated with these actions in the second half of 2008 are expected to be in the range of $5 million to $10 million, with the balance expected to be realized in 2009.

	Accrued	Headcount
(Dollars in millions)	Expense(1)	Reduction

Q4 2006 restructuring	$5.1	140
2007 restructuring (excluding Paxar integration-related actions)	26.3	415

Total Q4 2006-2007 restructuring actions	$31.4	555

(1)	Includes severance, asset impairment and lease cancellation charges, where applicable
We are undertaking additional restructuring actions in 2008, in addition to Paxar acquisition-related actions. The 2008 actions identified to date (see table below) are expected to yield annualized savings of approximately $11 million, most of which is expected to benefit 2009.

	Accrued	Headcount
(Dollars in millions)	Expense(1)	Reduction

Q1 2008 restructuring	$4.3	105
Q2 2008 restructuring	6.0	230

Total 2008 restructuring actions	$10.3	335

(1)	Includes severance, asset impairment and lease cancellation charges, where applicable
See Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further information.
Effective Rate of Taxes on Income
The effective tax rate for the first six months of 2008 was 8%, compared with 22% for the same period in 2007. The effective tax rate for the first six months of 2008 included the recognition of a tax benefit of approximately $32 million due to the increased realizability of deferred tax assets, partially offset by approximately $4 million of other discrete items (including approximately $5 million of tax contingency accruals). Refer to Note 12, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
Free Cash Flow
Free cash flow, which is a non-GAAP measure, refers to cash flow from operating activities and net proceeds from sale of investments, less spending on property, plant, equipment, software and other deferred charges. We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. Management believes that it is appropriate to measure cash flow (including net proceeds from sale of investments) after spending on property, plant, equipment, software and other deferred charges because such spending is considered integral to maintaining or expanding our underlying business. Net proceeds from sale of investments are related to the sale of securities held by our captive insurance company. This measure is not intended to represent the residual cash available for discretionary purposes. Refer to the “Uses and Limitations of Non-GAAP Measures” section for further information regarding limitations of this measure.

Avery Dennison Corporation

	Six Months Ended
(In millions)	June 28, 2008	June 30, 2007

Net cash provided by operating activities	$188.7	$130.9
Purchase of property, plant and equipment	(69.1)	(94.7)
Purchase of software and other deferred charges	(33.0)	(29.0)
Proceeds from sale of investments, net	13.0	–

Free cash flow	$99.6	$7.2

In the first six months of 2008, free cash flow increased due to lower spending on property, plant, and equipment, the timing of payments associated with accounts payable, and net proceeds from sale of investments, partially offset by payments for trade rebates and bonuses, as well as lower net income. See “Analysis of Results of Operations” and “Liquidity” sections below for more information.
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
Outlook
Certain statements contained in this section are “forward-looking statements” and are subject to certain risks and uncertainties. Refer to our “Safe Harbor Statement” herein.
For the full year of 2008, we expect low double-digit revenue growth, including the benefit from our recent acquisitions and a favorable effect from foreign currency translation based on current exchange rates.
We estimate the total annual cost synergies associated with the Paxar integration to be approximately $120 million, of which $20 million benefited 2007 and $39 million benefited the first six months of 2008. We expect an approximate 85% of targeted synergies to be captured in the Company’s run rate by year-end. To accomplish our synergy target, we expect to incur aggregate pretax cash costs in the range of $165 million to $180 million, of which approximately $75 million was incurred in 2007 and approximately $34 million was incurred in the first six months of 2008. We expect to incur an estimated $35 million in the second half of 2008.
We anticipate continued benefit from our ongoing productivity improvement initiatives. In addition to the synergies resulting from the Paxar integration described above, we anticipate our prior year restructuring and business realignment efforts to yield incremental savings in 2008 of $25 million to $30 million, net of transition costs. Restructuring actions implemented in the first six months of 2008 are expected to yield savings of approximately $11 million, most of which is expected to benefit 2009.
We expect the above benefits to be more than offset by higher costs, including those related to raw material and energy, as well as investments for future growth.
We anticipate price increases and productivity improvements in 2008 to partially offset raw material inflation. The negative impact of changes in pricing was lower in the second quarter compared to the first. This improving trend is expected to continue over the balance of the year due to benefits from price increases expected to be realized in the second half.

Avery Dennison Corporation
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
The annual effective tax rate, expected to be in the range of 14% to 16% for 2008, will be impacted by future events including changes in tax laws, geographic income mix, tax audits, closure of tax years, legal entity restructuring, and the release of valuation allowances on deferred tax assets. The effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements and the recognition of discrete events.
We anticipate our capital and software expenditures before Paxar integration-related activities to be approximately $170 million in 2008. Capital and software expenditures related to the Paxar integration are expected to total $35 million to $40 million, of which approximately $8 million was incurred in the first six months of 2008. We expect to incur incremental expenditures of $5 million to $10 million in the second half of 2008. These costs are included in the total one-time cash cost estimate for the integration, discussed above.
Reflecting the foregoing assumptions, we expect an increase in annual earnings and free cash flow in 2008 in comparison with 2007.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income Before Taxes

(In millions)	2008	2007

Net sales	$1,828.9	$1,523.5
Cost of products sold	1,338.6	1,113.1

Gross profit	490.3	410.4
Marketing, general and administrative expense	341.0	270.8
Interest expense	29.3	20.1
Other expense, net	5.8	7.5

Income before taxes	$114.2	$112.0

As a Percent of Sales:
Gross profit (margin)	26.8%	26.9%
Marketing, general and administrative expense	18.6	17.8
Income before taxes	6.2	7.4

Sales
Sales increased 20% in the second quarter of 2008 compared to the same period last year, due largely to the benefits from the Paxar acquisition, which increased sales by an estimated $205 million, and the DM Label acquisition, which increased sales by approximately $15 million. Foreign currency translation had a favorable impact on the change in sales of approximately $96 million in the second quarter of 2008.
On an organic basis, the decline of 1% in the second quarter of 2008 compared to the same period last year reflected continued weakness in U.S. markets, partially offset by sales growth internationally, particularly in the emerging markets. Weak market demand in the U.S. drove the declines in our Retail Information Services and Office and Consumer Products segments, as well as in our other specialty converting businesses. These declines were partially offset by organic sales growth in the Pressure-sensitive Materials segment, reflecting strong sales in emerging markets.
Refer to “Results of Operations by Segment” for further information on segments.
Gross Profit
Gross profit margin for the second quarter of 2008 declined compared to the same period in 2007, as higher gross profit margin associated with sales from the Paxar acquisition and savings from prior year restructuring and other sources of productivity were more than offset by the carryover effect of prior year price competition in the roll materials business, higher raw material costs, and negative

Avery Dennison Corporation
product mix shifts (lower sales of higher gross profit margin products), as well as reduced fixed cost leverage due to lower sales on an organic basis.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in the second quarter of 2008 compared to the same period last year primarily reflected costs associated with the recently acquired businesses and related acquisition integration costs, net of synergies (totaling approximately $58 million, including $5 million in incremental amortization of intangibles), the negative effects of foreign currency (approximately $10 million), and higher employee costs. These negative effects were partially offset by the benefits from productivity improvement initiatives and lower transition costs associated with the Paxar integration.
Other Expense, net

(In millions, pretax)	2008	2007

Restructuring costs	$7.2	$.9
Asset impairment and lease cancellation charges	3.1	–
Asset impairment charges — acquisition integration-related	–	9.5
Other	(4.5)	(2.9)

Other expense, net	$5.8	$7.5

In the second quarter of 2008, “Other expense, net” consisted of restructuring costs including severance and other employee-related costs, asset impairment and lease cancellation charges (primarily in the Retail Information Services segment), and a gain on sale of investments. Restructuring costs in the second quarter of 2008 relate to a reduction in headcount of approximately 310 positions across all segments and geographic regions.
In the second quarter of 2007, “Other expense, net” consisted of software impairment charges related to the integration of Paxar, restructuring costs including severance and other employee-related costs, as well as expenses related to a divestiture ($.3 million), partially offset by the reversal of an accrual related to a lawsuit ($3.2 million). Restructuring costs in the second quarter of 2007 related to a reduction in headcount of approximately 20 positions in the Pressure-sensitive Materials and Retail Information Services segments.
Refer to Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2008	2007

Income before taxes	$114.2	$112.0
Provision for income taxes	21.8	25.8

Net income	$92.4	$86.2

Net income per common share	$.94	$.88
Net income per common share, assuming dilution	$.93	$.87

Net income as a percent of sales	5.1%	5.7%

Percent change in:
Net income	7.2%	(23.9)%
Net income per common share	6.8	(22.1)
Net income per common share, assuming dilution	6.9	(23.0)

Provision for Income Taxes
Our effective tax rate for the second quarter of 2008 was 19%, compared with 23% for the same period in 2007. The effective tax rate for the second quarter of 2008 included the recognition of a tax benefit of approximately $12 million due to the increased realizability of deferred tax assets, partially offset by approximately $6 million of other discrete items (including approximately $5 million of tax contingency accruals). Refer to Note 12, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY SEGMENT FOR THE SECOND QUARTER
Pressure-sensitive Materials Segment

(In millions)	2008	2007

Net sales including intersegment sales	$1,025.7	$920.8
Less intersegment sales	(45.8)	(41.5)

Net sales	$979.9	$879.3
Operating income (1)	80.0	89.5

(1) Includes a reversal of an accrual related to a lawsuit in 2007, asset impairment charges in 2008, and restructuring costs in both years	$.4	$(2.7)

Net Sales
Sales in our Pressure-sensitive Materials segment increased 11% in the second quarter of 2008 compared to the same period in 2007, reflecting the favorable impact of foreign currency translation (approximately $73 million) and organic sales growth of approximately 3%, as unit volume growth was partially offset by the negative effects of price and mix.
On an organic basis, sales in our roll materials business in Europe in the second quarter of 2008 grew at a mid single-digit rate compared to the same period last year. Market expansion in our roll materials business contributed to double-digit organic growth in Asia and low single-digit organic growth in Latin America. Partially offsetting this growth, our North American roll materials business declined at a low single-digit rate (excluding intercompany sales), as volume growth in this region was more than offset by negative price and mix.
On an organic basis, sales in our graphics and reflective business declined at a low single-digit rate, reflecting lower promotional spending by businesses in response to weak market conditions.
Operating Income
Decreased operating income in the second quarter of 2008 reflected the negative effects of raw material inflation and prior year price reductions, which more than offset the initial benefits of recent price increases, higher unit volume, and cost savings from restructuring and productivity improvement initiatives. Operating income for the quarter included restructuring costs in both years, asset impairment charges in 2008, and a reversal of an accrual related to a lawsuit in 2007.
Retail Information Services Segment

(In millions)	2008	2007

Net sales including intersegment sales	$438.3	$219.7
Less intersegment sales	(.1)	(.3)

Net sales	$438.2	$219.4
Operating income (1) (2)	19.3	1.2

(1) Includes lease cancellation charges in 2008, and asset impairment and restructuring costs in both years	$5.5	$9.9
(2) Includes transition costs related to acquisition integrations, primarily Paxar	$5.7	$10.2

Net Sales
Sales in our Retail Information Services segment increased 100% in the second quarter of 2008 compared to the same period last year, which reflected sales from the Paxar acquisition, which increased sales by an estimated $205 million, and the DM Label acquisition, which increased sales by approximately $15 million, and the favorable impact of foreign currency translation (approximately $7 million). On an organic basis, sales declined 3% in the second quarter of 2008 due to a decline in orders for apparel shipped to North American retailers and brand owners, partially offset by increased sales for the European retail market.
Operating Income
Increased operating income in the second quarter of 2008 reflected higher sales and savings from restructuring and productivity improvement initiatives and lower transition costs associated with the Paxar integration, partially offset by higher employee-related, raw material and other cost inflation, and incremental amortization of acquisition intangibles. Operating income for the quarter included asset impairment charges and restructuring costs in both years, and lease cancellation charges in 2008.

Avery Dennison Corporation
Office and Consumer Products Segment

(In millions)	2008	2007

Net sales including intersegment sales	$255.7	$263.1
Less intersegment sales	(.3)	(.4)

Net sales	$255.4	$262.7
Operating income (1)	40.1	42.2

(1) Includes restructuring costs in 2008 and expenses related to a divestiture in 2007	$4.2	$.3

Net Sales
Sales in our Office and Consumer Products segment decreased 3% in the second quarter of 2008 compared to the same period last year, reflecting lower sales on an organic basis, partially offset by the favorable impact of foreign currency translation (approximately $8 million). On an organic basis, sales declined 6% due to weak end market demand and a delay in orders related to back-to-school season.
Operating Income
Decreased operating income in the second quarter of 2008 reflected lower sales and cost inflation, partially offset by savings from restructuring actions and other productivity improvement initiatives. Operating income for the quarter included restructuring costs in 2008 and expenses related to a divestiture in 2007.
Other specialty converting businesses

(In millions)	2008	2007

Net sales including intersegment sales	$163.4	$167.3
Less intersegment sales	(8.0)	(5.2)

Net sales	$155.4	$162.1
Operating income	5.5	7.2

Net Sales
Sales in our other specialty converting businesses decreased 4% in the second quarter of 2008 compared to the same period in 2007. Reported sales growth included the favorable impact of foreign currency translation (approximately $8 million). On an organic basis, sales declined 9% in the second quarter of 2008, reflecting lower volumes in automotive and housing construction, and the negative effect of exiting certain low-margin products in our specialty tape business, partially offset by growth in our radio-frequency identification (“RFID”) division.
Operating Income
Decreased operating income in the second quarter of 2008 reflected lower sales and cost inflation, partially offset by the benefit of productivity improvement initiatives and a reduction in operating loss in our RFID division.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
Income Before Taxes

(In millions)	2008	2007

Net sales	$3,474.1	$2,913.4
Cost of products sold	2,559.8	2,138.7

Gross profit	914.3	774.7
Marketing, general and administrative expense	669.0	519.1
Interest expense	58.8	35.2
Other expense, net	11.4	9.6

Income before taxes	$175.1	$210.8

As a Percent of Sales:
Gross profit (margin)	26.3%	26.6%
Marketing, general and administrative expense	19.3	17.8
Income before taxes	5.0	7.2

Avery Dennison Corporation
Sales
Sales increased approximately 19% in the first six months of 2008 compared to the same period in the prior year, due largely to the benefits from the Paxar acquisition, which increased sales by an estimated $415 million, and the DM Label acquisition, which increased sales by approximately $15 million. Foreign currency translation had a favorable impact on the change in sales of approximately $172 million in the first six months of 2008.
On an organic basis, the decline of 1% in the first six months of 2008 reflected continued weakness in U.S. markets, partially offset by sales growth internationally, particularly in the emerging markets. Weak market demand in the U.S. drove the declines in our Retail Information Services and Office and Consumer Products segments, as well as in our other specialty converting businesses. These declines were partially offset by organic sales growth in the Pressure-sensitive Materials segment, reflecting strong sales in emerging markets.
Refer to “Results of Operations by Segment” for further information on segments.
Gross Profit
Gross profit margin for the first six months of 2008 declined compared to the same period last year, as higher gross profit margin associated with sales from the Paxar acquisition and savings from prior year restructuring and other sources of productivity were more than offset by the carryover effect of prior year price competition in the roll materials business, higher raw material costs, and negative product mix shifts (lower sales of higher gross profit margin products), as well as reduced fixed cost leverage due to lower sales on an organic basis.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in the first six months of 2008 compared to the same period last year primarily reflected costs associated with the recently acquired businesses and related acquisition integration costs, net of synergies (totaling approximately $127 million, including $11 million in incremental amortization of intangibles and $4 million in incremental transition costs), the negative effects of foreign currency (approximately $9 million), as well as higher employee costs, partially offset by the benefits from productivity improvement initiatives.
Other Expense, net

(In millions, pretax)	2008	2007

Restructuring costs	$10.5	$3.0
Asset impairment and lease cancellation charges	5.4	–
Asset impairment charges — acquisition integration-related	–	9.5
Other	(4.5)	(2.9)

Other expense, net	$11.4	$9.6

In the first six months of 2008, “Other expense, net” consisted of restructuring costs including severance and other employee-related costs, asset impairment and lease cancellation charges (in the Pressure-sensitive Materials and Retail Information Services segments), and a gain on sale of investments. Restructuring costs in the first six months of 2008 relate to a reduction in headcount of approximately 465 positions across all segments and geographic regions.
In the first six months of 2007, “Other expense, net” consisted of software impairment charges related to the integration of Paxar, restructuring costs including severance and other employee-related costs, and expenses related to a divestiture ($.3 million), partially offset by a reversal of an accrual related to a lawsuit ($3.2 million). Restructuring costs in the first six months of 2007 related to a reduction in headcount of approximately 95 positions, which impacted each of our segments and geographic regions.
Refer to Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2008	2007

Income before taxes	$175.1	$210.8
Provision for income taxes	14.3	45.5

Net income	$160.8	$165.3

Net income per common share	$1.63	$1.69
Net income per common share, assuming dilution	$1.62	$1.67

Net income as a percent of sales	4.6%	5.7%

Percent change in:
Net income	(2.7)%	(9.5)%
Net income per common share	(3.6)	(7.7)
Net income per common share, assuming dilution	(3.0)	(8.2)

Avery Dennison Corporation
Provision for Income Taxes
The effective tax rate for the first six months of 2008 was 8%, compared with 22% for the same period in 2007. The effective tax rate for the first six months of 2008 included the recognition of a tax benefit of approximately $32 million due to the increased realizability of deferred tax assets, partially offset by approximately $4 million of other discrete items (including approximately $5 million of tax contingency accruals). Refer to Note 12, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

(In millions)	2008	2007

Net sales including intersegment sales	$1,986.1	$1,815.8
Less intersegment sales	(86.6)	(76.5)

Net sales	$1,899.5	$1,739.3
Operating income (1)	149.9	171.4

(1) Includes reversal of accrual related to a lawsuit in 2007, asset impairment charges in 2008, and restructuring costs in both years	$3.8	$(1.2)

Net Sales
Sales in our Pressure-sensitive Materials segment increased 9% in the first six months of 2008 compared to the same period in 2007, reflecting the favorable impact of foreign currency translation (approximately $130 million) and organic sales growth of approximately 2%, as unit volume growth was partially offset by the negative effects of price and mix.
On an organic basis, sales in our roll materials business in Europe in the first six months of 2008 grew at a low single-digit rate compared to the same period last year. Market expansion in our roll materials business contributed to double-digit organic growth in Asia, and low single-digit organic growth in Latin America. Partially offsetting this growth, our North American roll materials business declined at a low single-digit rate (excluding intercompany sales), as volume growth in this region was more than offset by negative price and mix.
On an organic basis, sales in our graphics and reflective business declined at a mid single-digit rate, reflecting lower promotional spending by businesses in response to weak market conditions.
Operating Income
Decreased operating income in the first six months of 2008 reflected the negative effects of raw material inflation and prior year price reductions, which more than offset the initial benefits of recent price increases, higher unit volume, and cost savings from restructuring and productivity improvement initiatives. Operating income for the six month period included restructuring costs in both years, asset impairment charges in 2008, and a reversal of an accrual related to a lawsuit in 2007.
Retail Information Services Segment

(In millions)	2008	2007

Net sales including intersegment sales	$811.5	$376.7
Less intersegment sales	(1.3)	(.8)

Net sales	$810.2	$375.9
Operating income (1)(2)	14.9	8.0

(1) Includes integration-related software impairment in 2007, asset impairment and lease cancellation charges in 2008, and restructuring costs in both years	$6.8	$9.9
(2) Includes transition costs related to acquisition integrations, primarily Paxar	$12.7	$10.2

Avery Dennison Corporation
Net Sales
Sales in our Retail Information Services segment increased 116% in the first six months of 2008 compared to the same period last year, which reflected sales from the Paxar acquisition, which increased sales by an estimated $415 million, and the DM Label acquisition, which increased sales by approximately $15 million, and the favorable impact of foreign currency translation (approximately $12 million). On an organic basis, sales declined 2% in the first six months of 2008 due to a decline in orders for apparel shipped to North American retailers and brand owners, partially offset by increased sales for the European retail market.
Operating Income
Increased operating income in the first six months of 2008 reflected higher sales and savings from restructuring and productivity improvement initiatives, partially offset by higher employee-related, raw material and other cost inflation, and incremental amortization of acquisition intangibles and transition costs. Operating income for the six month period included asset impairment charges and restructuring costs in both years, and lease cancellation charges in 2008.
Office and Consumer Products Segment

(In millions)	2008	2007

Net sales including intersegment sales	$450.4	$478.0
Less intersegment sales	(.6)	(.9)

Net sales	$449.8	$477.1
Operating income (1)	61.6	68.7

(1) Includes expenses related to a divestiture in 2007 and restructuring costs in both years	$4.3	$.9

Net Sales
Sales in our Office and Consumer Products segment decreased 6% in the first six months of 2008 compared to the same period last year, reflecting lower sales on an organic basis, partially offset by the favorable impact of foreign currency translation (approximately $15 million). On an organic basis, sales declined 8% due to customer inventory reductions (an estimated $12 million), a delay in orders related to back-to-school season, and weak end market demand.
Operating Income
Decreased operating income in the first six months of 2008 reflected lower sales and cost inflation, partially offset by savings from restructuring actions and other productivity improvement initiatives. Operating income for the six month period included restructuring costs in both years, and expenses related to a divestiture in 2007.
Other specialty converting businesses

(In millions)	2008	2007

Net sales including intersegment sales	$329.4	$330.2
Less intersegment sales	(14.8)	(9.1)

Net sales	$314.6	$321.1
Operating income (1)	14.7	18.5

(1) Includes restructuring costs in 2008	$.1	$–

Net Sales
Sales in our other specialty converting businesses decreased 2% in the first six months of 2008 compared to the same period in 2007. Reported sales growth included the favorable impact of foreign currency translation (approximately $14 million). On an organic basis, sales declined 6% in the first six months of 2008, reflecting lower volumes in automotive and housing construction, and the negative effect of exiting certain low-margin products in our specialty tape business, partially offset by growth in our radio-frequency identification (“RFID”) division.
Operating Income
Decreased operating income in the first six months of 2008 reflected lower sales and cost inflation, partially offset by the benefit of productivity improvement initiatives and a reduction in operating loss in our RFID division. Operating income in the first six months of 2008 included restructuring charges.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities for the First Six Months:

(In millions)	2008	2007

Net income	$160.8	$165.3
Depreciation and amortization	135.2	100.8
Deferred taxes	(32.8)	13.3
Asset impairment and net loss on sale and disposal of assets	14.4	13.1
Stock-based compensation	16.9	10.3
Other non-cash items, net	(16.2)	(9.9)
Changes in assets and liabilities	(89.6)	(162.0)

Net cash provided by operating activities	$188.7	$130.9

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).
In 2008, cash flow provided by operating activities was impacted by lower net income. Changes in working capital and other factors are discussed below:
     Positive factors
•	Accounts payable and accrued liabilities mainly reflected improved payment terms associated with accounts payable, partially offset by payments for trade rebates and bonuses
     Negative factors
•	Accounts receivable reflected an increase in average days sales outstanding, primarily due to seasonality and slower customer payments

•	Inventory reflected higher inventory levels to support expected sales
In 2007, cash flow provided by operating activities was impacted by higher net income. Changes in working capital and other factors are discussed below:
     Positive factors
•	Other receivables primarily reflected the timing of collection of value-added tax receivables in Europe
     Negative factors
•	Trade accounts receivable reflected the seasonal sales volume, including back-to-school, and increase in the average days sales outstanding reflecting the timing of receipts from customers

•	Accounts payable and accrued liabilities reflected the timing of payments, including payments for trade rebates and bonuses

•	Inventory reflected increased purchases to support increase in volume and seasonality
Cash Flow Used in Investing Activities for the First Six Months:

(In millions)	2008	2007

Purchase of property, plant and equipment	$(69.1)	$(94.7)
Purchase of software and other deferred charges	(33.0)	(29.0)
Payments for acquisitions	(125.0)	(1,284.1)
Proceeds from sale of assets	3.2	1.7
Proceeds from sale of investments, net	13.0	–
Other	1.9	.7

Net cash used in investing activities	$(209.0)	$(1,405.4)

Payments for Acquisitions
On April 1, 2008, we completed the acquisition of DM Label, which is included in our Retail Information Services segment.
On June 15, 2007, we completed the acquisition of Paxar. In accordance with the terms of the acquisition agreement, each outstanding share of Paxar common stock, par value $0.10 was converted into the right to receive $30.50 in cash. The total purchase price for this transaction was approximately $1.33 billion, including transaction costs of approximately $15 million.

Avery Dennison Corporation
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Capital Spending
Significant capital projects during the first six months of 2008 included investments for expansion in China and India serving both our materials and retail information services businesses. Significant information technology projects during the first six months of 2008 included customer service and standardization initiatives.
Proceeds from Sale of Investments
Net proceeds from sale of investments are related to the sale of securities held by our captive insurance company.
Cash Flow Used in Financing Activities for the First Six Months:

(In millions)	2008	2007

Net change in borrowings and payments of debt	$114.7	$1,412.2
Dividends paid	(87.6)	(85.4)
Purchase of treasury stock	–	(63.2)
Proceeds from exercise of stock options, net	1.9	30.5
Other	5.4	(2.1)

Net cash provided by financing activities	$34.4	$1,292.0

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
During the first six months of 2007, we increased our short-term borrowings to initially fund the Paxar acquisition transaction. Additionally, proceeds from borrowings were used to support seasonal operational requirements and share repurchases.
Shareholders’ Equity
Our shareholders’ equity was approximately $2.20 billion at June 28, 2008 compared to approximately $1.84 billion at June 30, 2007. Our dividend per share increased to $.82 in the first six months of 2008 from $.80 in the first six months of 2007.
Share Repurchases
During the first six months of 2007, we repurchased approximately .8 million shares totaling $52 million. We also made cash payments of $11 million related to shares repurchased in 2006, but settled in 2007.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill increased approximately $142 million during the first six months of 2008 due to preliminarily identified goodwill associated with the DM Label acquisition (approximately $66 million), foreign currency translation (approximately $62 million), and purchase price adjustments (approximately $14 million) associated with the Paxar acquisition.
Other intangible assets resulting from business acquisitions decreased approximately $1 million during the first six months of 2008, which reflected the third-party valuation of intangible assets for the Paxar acquisition (approximately $8 million) and the impact of foreign currency translation (approximately $7 million), partially offset by normal amortization expense (approximately $16 million).
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other assets increased approximately $20 million during the first six months of 2008 due primarily to purchases of software and other deferred charges, net of related amortization (approximately $15 million) and the impact of foreign currency translation (approximately $3 million), an increase in the cash surrender value of corporate-owned life insurance (approximately $3 million), partially offset by

Avery Dennison Corporation
sales and/or disposals of software and other deferred charges (approximately $2 million) and a change in long-term pension assets (approximately $2 million).
Other Shareholders’ Equity Accounts
The value of our employee stock benefit trusts decreased approximately $83 million during the first six months of 2008 due to a decrease in the market value of shares held in the trust of approximately $78 million, and the issuance of shares under our employee stock option and incentive plans having a value of approximately $5 million.
Impact of Foreign Currency Translation for the First Six Months:

(In millions)	2008	2007

Change in net sales	$172	$94
Change in net income	10	5

International operations generated approximately 67% of our net sales in the first six months of 2008. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates.
The benefit to sales from currency translation in the first six months of 2008 primarily reflected a benefit from sales denominated in Euros and Swiss Francs, as well as sales in the currencies of China, Brazil, and Australia, partially offset by a negative impact of sales in the currencies of South Korea and South Africa.
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
Operational Working Capital Ratio
Working capital (current assets minus current liabilities), as a percent of annualized net sales, changed in 2008 primarily due to the impact of the Paxar acquisition, a decrease in short-term debt, as well as an increase in trade accounts receivable and refundable income taxes, partially offset by an increase in accounts payable.
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
Operational Working Capital for the First Six Months:

(In millions)	2008	2007

(A) Working capital (current assets minus current liabilities)	$(8.3)	$(1,064.3)
Reconciling items:
Cash and cash equivalents	(87.1)	(76.6)
Current deferred and refundable income taxes and other current assets	(302.0)	(260.4)
Short-term and current portion of long-term debt	825.8	1,894.3
Current deferred and payable income taxes and other current liabilities	685.7	616.1

(B) Operational working capital	$1,114.1	$1,109.1

(C) Annualized net sales (year-to-date sales, multiplied by 2)	$6,948.2	$5,826.8

Working capital, as a percent of annualized net sales (A) ÷ (C)	(.1)%	(18.3)%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	16.0%	19.0%

Avery Dennison Corporation
As a percent of annualized sales, operational working capital in the first six months of 2008 decreased compared to the same period in the prior year. The primary factors contributing to this change, which includes the impact of the Paxar acquisition and currency translation, are discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 62 days in the first six months of 2008 compared to 65 days in the first six months of 2007, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months. The current year average number of days sales outstanding was impacted by changes in payment terms with our customers. The prior year average number of days sales outstanding was impacted primarily by the Paxar acquisition in June 2007.
Inventory Ratio
Average inventory turnover was 7.7 in the first six months of 2008 compared to 7.2 in the first six months of 2007, calculated using the annualized cost of sales (cost of sales for the first six months multiplied by 2) divided by the two-quarter average inventory balance for the first six months. The change is primarily due to improved inventory management, partially offset by higher material costs. The prior year average inventory turnover was primarily impacted by the Paxar acquisition in June 2007.
Accounts Payable Ratio
The average number of days payable outstanding was 55 days in the first six months of 2008 and 2007, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months. The current year average number of days payable was primarily due to improved payment terms. The prior year average number of days sales outstanding was impacted primarily by the Paxar acquisition in June 2007.
Debt and Shareholders’ Equity Ratios

	Six Months Ended
	June 28, 2008	June 30, 2007

Total debt to total capital	51.9%	56.6%
Return on average shareholders’ equity	15.3	18.8
Return on average total capital	9.7	11.9

The decrease in the total debt to total capital ratio was primarily due to an increase in shareholders’ equity, as well as a net decrease in debt related to the funding of the Paxar acquisition in June 2007.
Our various loan agreements in effect as of June 28, 2008 require that we maintain specified ratios of consolidated debt and consolidated interest expense in relation to certain measures of income. Under the loan agreements, the required debt covenant ratio for total debt to earnings before interest, taxes, depreciation, amortization, and non-cash expenses may not exceed 3.5 to 1.0. The Company’s ratio at June 28, 2008 was 3.1 to 1.0. The required debt covenant ratio for earnings before interest, taxes, and non-cash expenses, as a ratio to interest, may not be less than 3.5 to 1.0. The Company’s ratio at June 28, 2008 was 3.9 to 1.0.
Decreases in the returns on average shareholders’ equity and total capital in the first six months of 2008 compared to the first six months of 2007 were primarily due to lower net income and higher equity, partially offset by lower total debt outstanding. These ratios are computed using annualized net income (year-to-date net income multiplied by 2) and a three-quarter average denominator for equity and total debt accounts.
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
Capital from Debt
Our total debt increased approximately $115 million in the first six months of 2008 to approximately $2.37 billion compared to approximately $2.26 billion at year end 2007, reflecting primarily an increase in short-term borrowings associated with the DM Label acquisition, partially offset by a reduction of short-term borrowings used for general operational requirements. Refer to the “Borrowings and Repayment of Debt” in the Cash Flow Used in Financing Activities section above for further information.

Avery Dennison Corporation
Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team. We remain committed to retaining a solid investment grade rating.
Our Credit Ratings as of June 28, 2008:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service (“S&P”)	A-2	BBB+	Stable (1)
Moody’s Investors Service (“Moody’s”)	P2	Baa1	Negative

(1)	In July 2008, S&P changed its outlook on our credit ratings from “Stable” to “Negative.”
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
Environmental
We have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at sixteen waste disposal or waste recycling sites, including Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
As of June 28, 2008, our estimated liability associated with compliance and remediation costs was approximately $62 million, including estimated liabilities related to our recent acquisitions.
Other amounts currently accrued are not significant to our consolidated financial position, and based upon current information, we believe that it is unlikely that the resolution of these matters will significantly impact our consolidated financial position, results of operations or cash flows.
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
We participate in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by us. At June 28, 2008, we had guaranteed approximately $16 million.
As of June 28, 2008, we guaranteed up to approximately $22 million of certain of our foreign subsidiaries’ obligations to their suppliers, as well as approximately $543 million of certain of our subsidiaries’ lines of credit with various financial institutions.
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
Limitations associated with the use of our non-GAAP measures include: (1) for the calculation of organic sales growth, the exclusion of foreign currency translation and the impact of acquisitions and divestitures from reported sales growth; (2) for the calculation of free cash flow, the exclusion of any mandatory debt service requirements and other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchase, acquisitions, etc.); (3) for the calculation of operational working capital, the exclusion of cash and cash equivalents, short-term debt, deferred taxes, and other current assets and other current liabilities from working capital. While some of the items the Company excludes from GAAP measures recur, these items tend to be disparate in amount and timing. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.
RECENT ACCOUNTING REQUIREMENTS
During the first six months of 2008, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board and the SEC were issued. Refer to Note 18, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.
SAFE HARBOR STATEMENT
The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform

Avery Dennison Corporation
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
Certain of such risks and uncertainties are discussed in more detail in Part II, Item 1A, “Risk Factors,” to this Form 10-Q for the quarter ended June 28, 2008 and Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions, including synergies expected from the integration of the Paxar business in the time and at the cost anticipated; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand affecting sales to customers; impact of competitive products and pricing; selling prices; business mix shift; credit risks; ability of the Company to obtain adequate financing arrangements; fluctuations in interest rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings, including the Australian Competition and Consumer Commission investigation into industry competitive practices, and any related proceedings or lawsuits pertaining to this investigation or to the subject matter thereof or of the concluded investigations by the U.S. Department of Justice (“DOJ”), the European Commission, and the Canadian Department of Justice (including purported class actions seeking treble damages for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation), as well as the impact of potential violations of the U.S. Foreign Corrupt Practices Act based on issues in China; changes in governmental regulations; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, natural disasters; and other factors.
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

Avery Dennison Corporation
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

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at sixteen waste disposal or waste recycling sites, including Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
As of June 28, 2008, the Company’s estimated liability associated with compliance and remediation costs was approximately $62 million, including estimated liabilities related to the Company’s recent acquisitions.
Other amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.
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
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ merger complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The Company and other defendants opposed this motion. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. On August 28, 2007, plaintiffs moved to lift the discovery stay, which the Company opposed. On November 19, 2007, the court certified a class consisting of direct purchasers of self-adhesive label stock from the defendants during the period from January 1, 1996 to July 25, 2003. The Company filed a petition to appeal this decision on December 4, 2007, which was denied on March 6, 2008. On July 22, 2008, the district court held a hearing to set a schedule for merits discovery. The court subsequently entered an order that requires the parties to complete fact discovery by June 22, 2009. Dispositive motions are due on March 19, 2010. The Company intends to defend these matters vigorously.
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
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the Company’s business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.
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
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. Repurchases of equity securities during the second quarter ended June 28, 2008 are listed in the following table.

			Remaining
	Total shares	Average price per	authorization to
(Shares in thousands, except per share amounts)	repurchased(1)	share	repurchase shares

April 27, 2008 - May 24, 2008	26.0	$48.55	4,154.7
May 25, 2008 - June 28, 2008	2.2	49.15	4,154.7

Quarterly Total	28.2	$48.60	4,154.7

(1)	Includes shares repurchased through non-cash activities that were delivered (actually or constructively) to the Company by participants exercising stock options during the second quarter of 2008 under the Company’s stock option and incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Avery Dennison Corporation
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Information called for in this Item during the period is incorporated by reference to Part II, Item 4 in the Company’s Form 10-Q filed on May 8, 2008.
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 3.1	Restated Certification of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State, is incorporated by reference to the third quarterly report for 2002 on Form 10-Q, filed November 12, 2002

Exhibit 3.2	By-laws, as amended, is incorporated by reference to the current report on Form 8-K, filed July 30, 2007

Exhibit 10.1	Avery Dennison Office Products Company — Credit Agreement, amended and restated

Exhibit 10.2	Revolving Credit Agreement, amended and restated

Exhibit 10.19.6	Forms of Equity Agreement

Exhibit 10.19.7	Employee Stock Option and Incentive Plan, amended and restated

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AVERY DENNISON CORPORATION (Registrant)
/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ Mitchell R. Butier
Mitchell R. Butier
Corporate Vice President, Global Finance, and Chief Accounting Officer (Principal Accounting Officer) August 7, 2008