Form 10-Q
period 2008-09-27
AVERY DENNISON CORPORATION
filed 2008-11-06
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of October 25, 2008: 106,285,574

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2008 FORM 10-Q QUARTERLY REPORT

Page
PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements:
Condensed Consolidated Balance Sheet as of September 27, 2008 and December 29, 2007	3
Consolidated Statement of Income for the Three and Nine Months Ended September 27, 2008 and September 29, 2007	4
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 27, 2008 and September 29, 2007	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Definition of Terms
Overview and Outlook
Analysis of Results of Operations for the Third Quarter
Results of Operations by Segment for the Third Quarter
Analysis of Results of Operations for the Nine Months Year-to-Date
Results of Operations by Segment for the Nine Months Year-to-Date
Financial Condition
Uses and Limitations of Non-GAAP Measures
Recent Accounting Requirements
Safe Harbor Statement
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43
Item 6. Exhibits	43
Signatures	45
Exhibits
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 12
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 27, 2008	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$81.3	$71.5
Trade accounts receivable, less allowances of $61.3 and $64.2 at September 27, 2008 and December 29, 2007, respectively	1,120.7	1,113.8
Inventories, net	648.7	631.0
Current deferred and refundable income taxes	153.8	128.1
Other current assets	132.4	113.9

Total current assets	2,136.9	2,058.3
Property, plant and equipment	3,245.8	3,195.9
Accumulated depreciation	(1,702.5)	(1,604.5)

Property, plant and equipment, net	1,543.3	1,591.4
Goodwill	1,775.0	1,683.3
Other intangibles resulting from business acquisitions, net	298.0	314.2
Non-current deferred and refundable income taxes	80.1	59.9
Other assets	551.7	537.7

	$6,385.0	$6,244.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$721.6	$1,110.8
Accounts payable	730.6	679.2
Current deferred and payable income taxes	42.4	31.4
Other current liabilities	630.8	656.2

Total current liabilities	2,125.4	2,477.6
Long-term debt	1,545.2	1,145.0
Long-term retirement benefits and other liabilities	382.6	391.5
Non-current deferred and payable income taxes	233.2	241.3
Commitments and contingencies (see Note 16)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at September 27, 2008 and December 29, 2007; issued – 124,126,624 shares at September 27, 2008 and December 29, 2007; outstanding – 98,329,439 shares and 98,386,897 shares at September 27, 2008 and December 29, 2007, respectively	124.1	124.1
Capital in excess of par value	747.4	781.1
Retained earnings	2,382.3	2,290.2
Cost of unallocated ESOP shares	(3.8)	(3.8)
Employee stock benefit trusts, 7,926,135 shares and 8,063,898 shares at September 27, 2008 and December 29, 2007, respectively	(358.7)	(428.8)
Treasury stock at cost, 17,841,050 shares and 17,645,829 shares at September 27, 2008 and December 29, 2007, respectively	(867.7)	(858.2)
Accumulated other comprehensive income	75.0	84.8

Total shareholders’ equity	2,098.6	1,989.4

	$6,385.0	$6,244.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$1,724.8	$1,680.4	$5,198.9	$4,593.8
Cost of products sold	1,290.5	1,214.2	3,850.3	3,352.9

Gross profit	434.3	466.2	1,348.6	1,240.9
Marketing, general and administrative expense	325.5	330.4	994.5	849.5
Interest expense	29.0	35.7	87.8	70.9
Other expense, net	12.5	33.6	23.9	43.2

Income before taxes	67.3	66.5	242.4	277.3
Provision for income taxes	4.6	7.7	18.9	53.2

Net income	$62.7	$58.8	$223.5	$224.1

Per share amounts:
Net income per common share	$.64	$.60	$2.27	$2.28

Net income per common share, assuming dilution	$.63	$.59	$2.26	$2.27

Dividends	$.41	$.40	$1.23	$1.20

Average shares outstanding:
Common shares	98.5	98.3	98.5	98.1
Common shares, assuming dilution	98.9	98.9	98.9	98.9

Common shares outstanding at period end	98.3	98.3	98.3	98.3

Certain prior year amounts have been restated to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”) for certain businesses operating in the U.S.
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007

Operating Activities
Net income	$223.5	$224.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154.8	128.8
Amortization	55.7	43.1
Provision for doubtful accounts	13.1	11.4
Asset impairment and net loss on sale and disposal of assets	16.4	36.4
Stock-based compensation	24.0	15.5
Other non-cash items, net	(8.9)	(15.1)
Changes in assets and liabilities and other adjustments	(96.3)	(138.6)

Net cash provided by operating activities	382.3	305.6

Investing Activities
Purchase of property, plant and equipment	(97.8)	(136.3)
Purchase of software and other deferred charges	(49.2)	(39.9)
Payments for acquisitions	(130.6)	(1,285.2)
Proceeds from sale of investments, net	16.2	–
Other	7.0	2.6

Net cash used in investing activities	(254.4)	(1,458.8)

Financing Activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(386.3)	1,263.1
Additional borrowings (maturities longer than 90 days)	400.1	248.8
Payments of debt (maturities longer than 90 days)	(.7)	(181.9)
Dividends paid	(131.4)	(128.0)
Purchase of treasury stock	(9.8)	(63.2)
Proceeds from exercise of stock options, net	2.3	34.4
Other	8.2	(2.5)

Net cash (used in) provided by financing activities	(117.6)	1,170.7

Effect of foreign currency translation on cash balances	(.5)	1.3

Increase in cash and cash equivalents	9.8	18.8
Cash and cash equivalents, beginning of year	71.5	58.5

Cash and cash equivalents, end of period	$81.3	$77.3

Certain prior year amounts have been restated to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”) for certain businesses operating in the U.S.
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of Avery Dennison Corporation’s (the “Company’s”) interim results. The unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s 2007 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K.
The third quarters of 2008 and 2007 consisted of thirteen-week periods ending September 27, 2008 and September 29, 2007, respectively. The interim results of operations are not necessarily indicative of future financial results.
Financial Presentation
Certain prior year amounts have been restated or reclassified to conform with the current year presentation.
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
The change in accounting method from LIFO to FIFO method was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” The Company applied the change in accounting principle by retrospectively restating prior years’ financial statements. As a result of the change in the Company’s policy for accounting for inventory, pretax income for the three and nine months ended September 29, 2007 was increased by $.6 million and $1.1 million, respectively.
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

Avery Dennison Corporation
The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of the acquisition.

(In millions)	June 15, 2007

Current assets (including cash and cash equivalents of approximately $47 million)	$358.8
Property, plant, and equipment, net	250.8
Other assets	1.1
Intangible assets	241.6
Goodwill	939.9

Total assets acquired	$1,792.2

Current liabilities	$220.4
Other long-term liabilities	214.0
Other equity	24.6

Total liabilities and other equity	$459.0

Net assets acquired	$1,333.2

As a result of the Paxar acquisition, the Company assumed liabilities of approximately $434 million, including accounts payable and other current and long-term liabilities. Included in this amount is approximately $5 million of long-term debt, which remains outstanding at September 27, 2008. In addition, the Company assumed additional standby letters of credit of $7.3 million.
The excess of the cost basis over the fair value of the net tangible assets acquired is approximately $1.18 billion, including goodwill of approximately $940 million and identified intangible assets of approximately $242 million, which includes amortizable and non-amortizable intangible assets. The goodwill from this acquisition is not expected to be deductible for U.S. tax purposes.
Identifiable intangible assets consist of customer relationships, patents and other acquired technology and other intangibles. These intangible assets include approximately $183 million for customer relationships with a weighted-average useful life of ten years; approximately $25 million for patents and other acquired technology with a weighted-average useful life of eight years; and approximately $4 million for other intangibles with a weighted-average useful life of ten years. These acquired amortizable intangible assets have an estimated weighted-average useful life of nine years. Furthermore, approximately $30 million of the acquired intangible assets related to trade names and trademarks are not subject to amortization because they have an indefinite useful life.
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

Purchase Price
(In millions)	Adjustments

Total severance and other employee costs accrued during the quarters ended:
June 30, 2007	$2.0
September 29, 2007	4.7
December 29, 2007	11.3
March 29, 2008	1.2
June 28, 2008	1.9

Total accrued	21.1
2007 Settlements	(5.8)
2008 Settlements	(8.8)

Balance at September 27, 2008	$6.5

Other
Lease cancellations	$3.2
Other	.7

$3.9

Avery Dennison Corporation
Included in the assumed current liabilities were accrued restructuring costs related to Paxar’s pre-acquisition restructuring program. At September 27, 2008, approximately $1 million remained accrued in connection with this program.
Employee-Related Items
In connection with this acquisition, certain change-in-control provisions provided that $27.8 million was to be paid to certain key executives of Paxar. This amount includes severance, bonuses, accelerated vesting of stock options, performance share awards, restricted stock, and other items. In connection with these items, $.2 million remained accrued in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet at September 27, 2008. New employment agreements for certain key executives retained by the Company provided for approximately $8 million to be accrued over their requisite service periods, of which $5 million was recorded during 2007 and $1.3 million was recorded during the first nine months of 2008 in the unaudited Consolidated Statement of Income.
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

Nine Months Ended
(In millions, except per share amounts)	September 29, 2007(1)

Net sales	$5,008.3
Net income	199.0
Net income per common share	2.03
Net income per common share, assuming dilution	2.01

(1)	The pro forma results of operations for the first nine months of 2007 include the impact of Paxar’s restructuring costs and other charges of $1.8 and merger-related costs of $1.5, as well as the Company’s restructuring costs and other charges discussed in Note 17, “Segment Information.”
Prior to the acquisition, the Company sold certain roll materials products to Paxar. The Company’s net sales to Paxar prior to the acquisition were approximately $8 million during the first nine months of 2007.
Other Acquisitions
On April 1, 2008, the Company acquired DM Label Group (“DM Label”). DM Label operations are included in the Company’s Retail Information Services segment. Since the acquisition, the impact of this acquisition on the Company’s revenues was approximately $26 million.
The preliminary balance sheet allocation of the purchase price as of September 27, 2008 has been made and recorded in the unaudited Condensed Consolidated Financial Statements. The preliminary allocation of the purchase price included an estimated $67 million of goodwill. Refer also to Note 5, “Goodwill and Other Intangibles Resulting from Business Acquisitions.”

Avery Dennison Corporation
Note 3. Accounts Receivable
The Company recorded expenses related to the allowances for trade accounts receivable of $13.1 million and $11.4 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. The Company records these allowances based on estimates related to the following factors:
•	Customer specific allowances

•	Amounts based upon an aging schedule

•	An estimated amount, based on the Company’s historical experience
Note 4. Inventories
Inventories consisted of:

(In millions)	September 27, 2008	December 29, 2007

Raw materials	$272.8	$252.6
Work-in-progress	157.7	151.5
Finished goods	289.7	304.2

Inventories at lower of FIFO cost or market (approximates replacement cost)	720.2	708.3
Inventory reserves	(71.5)	(77.3)

Inventories, net	$648.7	$631.0

Note 5. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Balance as of December 30, 2006	$332.4	$200.5	$169.1	$13.9	$715.9
Goodwill acquired during the period (1)	–	935.7	–	–	935.7
Acquisition adjustments (2)	–	(.5)	–	–	(.5)
Translation adjustments	21.6	2.0	8.5	.1	32.2

Balance as of December 29, 2007	$354.0	$1,137.7	$177.6	$14.0	$1,683.3
Goodwill acquired during the period (3)	–	66.5	–	–	66.5
Acquisition adjustments (4)	–	8.3	–	–	8.3
Transfers (5)	–	10.4	–	(10.4)	–
Translation adjustments	(1.1)	19.7	(1.7)	–	16.9

Balance as of September 27, 2008	$352.9	$1,242.6	$175.9	$3.6	$1,775.0

(1)	Goodwill acquired during the period includes Paxar acquisition in June 2007, as well as buy-outs of minority interest shareholders associated with RVL Packaging, Inc. and Paxar.

(2)	Acquisition adjustments in 2007 consisted of a tax adjustment associated with RVL Packaging, Inc.

(3)	Goodwill acquired during the period consisted of the DM Label acquisition in April 2008.

(4)	Acquisition adjustments in 2008 consisted of opening balance sheet adjustments associated with the Paxar acquisition in June 2007.

(5)	Related to the transfer of a business from other specialty converting businesses to Retail Information Services to align with a change in the Company’s internal reporting structure.
As of September 27, 2008, goodwill and other intangible assets and related useful lives include the allocations of the purchase price of the Company’s recent acquisitions, based on valuations of the acquired assets. Refer to Note 2, “Acquisitions,” for further information.
In connection with the Paxar acquisition, the Company acquired approximately $30 million of intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. These intangible assets are not included in the table below, had a negative currency impact of $.1 million at September 27, 2008.

Avery Dennison Corporation
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at September 27, 2008 and December 29, 2007, which continue to be amortized:

	September 27, 2008			December 29, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$283.1	$62.0	$221.1	$276.1	$41.8	$234.3
Patents and other acquired technology	53.6	17.7	35.9	52.4	14.1	38.3
Trade names and trademarks	46.3	39.1	7.2	46.2	38.6	7.6
Other intangibles	8.9	5.0	3.9	8.6	4.6	4.0

Total	$391.9	$123.8	$268.1	$383.3	$99.1	$284.2

Amortization expense on other intangible assets resulting from business acquisitions was $8.9 million and $24.7 million for the three and nine months ended September 27, 2008, respectively, and $7 million and $12.5 million for the three and nine months ended September 29, 2007, respectively. The estimated amortization expense for other intangible assets resulting from completed business acquisitions as of September 27, 2008 for this fiscal year and each of the next four fiscal years is expected to be approximately $30 million, $30 million, $29 million, $29 million and $29 million, respectively.
The weighted-average amortization periods from the date of acquisition for amortizable intangible assets resulting from business acquisitions are fourteen years for customer relationships, eleven years for trade names and trademarks, thirteen years for patents and other acquired technology, eight years for other intangibles and fourteen years in total. As of September 27, 2008, the weighted-average remaining useful life of acquired amortizable intangible assets are eleven years for customer relationships, five years for trade names and trademarks, eight years for patents and other acquired technology, five years for other intangibles and nine years in total.
Note 6. Debt
In February 2008, a wholly-owned subsidiary of the Company entered into a credit agreement for a term loan credit facility with fifteen domestic and foreign banks for a total commitment of $400 million, maturing February 8, 2011. The subsidiary’s payment and performance under the agreement are guaranteed by the Company. Financing available under the agreement was permitted to be used for working capital and other general corporate purposes, including acquisitions. The term loan credit facility typically bears interest at an annual rate of, at the subsidiary’s option, either (i) between LIBOR plus 0.300% and LIBOR plus 0.850%, depending on the Company’s debt ratings by either Standard & Poor’s Rating Service (“S&P”) or Moody’s Investors Service (“Moody’s”), or (ii) the higher of (A) the federal funds rate plus 0.50% or (B) the prime rate. The Company used the term loan credit facility to reduce commercial paper borrowings previously issued to fund the acquisition of Paxar. The term loan credit facility is subject to customary financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio.
In February 2008, the Company terminated its bridge revolving credit agreement, dated June 13, 2007, with five domestic and foreign banks.
The terms of various loan agreements in effect at September 27, 2008 require that the Company maintain specified ratios on total debt and interest expense in relation to certain measures of income. Under the loan agreements, the ratio of total debt to earnings before interest, taxes, depreciation, amortization, and other adjustments for the most recent twelve-month fiscal period may not exceed 3.5 to 1.0. In addition, earnings before interest, taxes, and other adjustments, as a ratio to interest for the most recent twelve-month fiscal period may not be less than 3.5 to 1.0. As of September 27, 2008, the Company was in compliance with these debt covenants.
Note 7. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$4.9	$3.6	$4.6	$3.4	$14.7	$10.7	$13.9	$10.0
Interest cost	9.0	7.2	8.4	6.0	27.0	21.6	25.1	17.8
Expected return on plan assets	(12.7)	(7.5)	(12.2)	(6.1)	(38.2)	(22.4)	(36.7)	(18.0)
Recognized net actuarial loss	1.5	1.0	2.4	2.0	4.5	2.8	7.1	5.9
Amortization of prior service cost	.2	.1	.4	.2	.8	.4	1.4	.5
Amortization of transition asset	–	(.1)	–	(.3)	–	(.4)	–	(.8)

Net periodic benefit cost	$2.9	$4.3	$3.6	$5.2	$8.8	$12.7	$10.8	$15.4

Avery Dennison Corporation

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Components of net periodic benefit cost:
Service cost	$.3	$.3	$.8	$.8
Interest cost	.5	.3	1.4	1.2
Recognized net actuarial loss	.3	.2	1.1	.9
Amortization of prior service cost	(.5)	(.6)	(1.5)	(1.5)

Net periodic benefit cost	$.6	$.2	$1.8	$1.4

The Company contributed $2.7 million and $1.8 million to its U.S. pension plans during the nine months ended September 27, 2008 and September 29, 2007, respectively. The Company expects to contribute an additional $1 million to its U.S. pension plans for the remainder of 2008. Additionally, the Company contributed $2.4 million and $4.6 million to its U.S. postretirement health benefit plan during the nine months ended September 27, 2008 and September 29, 2007, respectively. For the remainder of 2008, the Company expects to contribute an additional $.8 million to its U.S. postretirement health benefit plan.
The Company contributed $11.4 million and $10.3 million to its international pension plans during the nine months ended September 27, 2008 and September 29, 2007, respectively. For the remainder of 2008, the Company expects to contribute an additional $5.2 million to its international pension plans.
For the nine months ended September 27, 2008, actual returns for the Company’s defined benefit plans were below the expected rate of return due to adverse conditions in the equity and debt markets. Continued actual returns below the expected rate of return would impact the amount and timing of the Company’s future contributions to these defined benefit plans.
Note 8. Research and Development
Research and development expense for the three and nine months ended September 27, 2008 was $23.8 million and $72.2 million, respectively. For the three and nine months ended September 29, 2007, research and development expense was $25.2 million and $71 million, respectively.
Note 9. Stock-Based Compensation
Net income included pretax stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $24 million and $15.5 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. Total stock-based compensation expense was recorded in corporate expense and the Company’s operating segments, as appropriate.
During the second quarter 2008, following the Company’s shareholders’ approval of the amended and restated stock option and incentive plan on April 24, 2008, the Company granted PUs to certain eligible employees of the Company. These PUs are payable in shares of the Company’s common stock at the end of a three-year cliff vesting period provided that certain performance objective metrics are achieved at the end of the period ending December 31, 2010. During the first nine months of 2008, the Company recognized $2.7 million of pretax compensation expense related to PUs, which is included in the stock-based compensation expense noted above.
On February 28, 2008, the Company granted its annual stock option awards to employees and directors. The provision of SFAS No. 123(R), “Share-Based Payment,” requires that options granted to retirement-eligible employees be treated as though they were immediately vested; as a result, the pretax compensation expense related to such options (approximately $3 million) was recognized during the nine months ended September 27, 2008 and is included in the stock-based compensation expense noted above.
As of September 27, 2008, the Company has approximately $56 million of unrecognized compensation cost related to unvested stock options, PUs, RSUs and restricted stock under the Company’s plans. Total unrecognized compensation cost is expected to be recognized over the remaining weighted-average requisite service period of approximately 3 years for stock options, and 2 years for PUs, RSUs and restricted stock.

Avery Dennison Corporation
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
Third Quarter 2008
In the third quarter of 2008, the Company recorded a pretax charge of $12.5 million consisting of $8.7 million of severance and other employee costs resulting in the elimination of approximately 310 positions impacting all segments, as well as $2.9 million of asset impairment charges and $.9 million of lease cancellation charges. As of September 27, 2008, approximately 175 employees impacted by these actions remain with the Company, and are expected to leave by early 2009.

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Total severance and other employee costs accrued during the quarter ended:
September 27, 2008	$.9	$.8	$2.7	$1.3	$3.0	$8.7

2008 Settlements	(.2)	(.3)	(.3)	–	–	(.8)

Balance at September 27, 2008	$.7	$.5	$2.4	$1.3	$3.0	$7.9

Asset Impairment
Machinery and equipment	$2.3	$–	$.6	$–	$–	$2.9
Other
Lease cancellations	.9	–	–	–	–	.9

	$3.2	$–	$.6	$–	$–	$3.8

Second Quarter 2008
In the second quarter of 2008, the Company recorded a pretax charge of $10.3 million consisting of $7.2 million of severance and other employee costs resulting in the elimination of approximately 310 positions impacting all segments, as well as $1.7 million of asset impairment charges and $1.4 million of lease cancellation charges. As of September 27, 2008, approximately 110 employees impacted by these actions remain with the Company, and are expected to leave by early 2009.

	Pressure-	Retail	Office and
	sensitive	Information	Consumer
	Materials	Services	Products
(In millions)	Segment	Segment	Segment	Corporate	Total

Total severance and other employee costs accrued during the quarter ended:
June 28, 2008	$.1	$2.7	$4.2	$.2	$7.2

2008 Settlements	(.1)	(1.0)	(1.9)	–	(3.0)

Balance at September 27, 2008	$–	$1.7	$2.3	$.2	$4.2

Asset Impairment
Machinery and equipment	$.3	$1.3	$–	$–	$1.6
Buildings	–	.1	–	–	.1
Other
Lease cancellations	–	1.4	–	–	1.4

	$.3	$2.8	$–	$–	$3.1

First Quarter 2008
In the first quarter of 2008, the Company recorded a pretax charge of $5.6 million consisting of $3.3 million of severance and other

Avery Dennison Corporation
employee costs resulting in the elimination of approximately 155 positions impacting all segments, as well as $2.3 million of asset impairment charges. As of September 27, 2008, approximately 60 employees impacted by these actions remain with the Company, and are expected to leave by early 2009.

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Total severance and other employee costs accrued during the quarter ended:
March 29, 2008	$1.1	$1.3	$.1	$.1	$.7	$3.3

2008 Settlements	(.3)	(1.2)	(.1)	(.1)	(.7)	(2.4)

Balance at September 27, 2008	$.8	$.1	$–	$–	$–	$.9

Asset Impairment
Machinery and equipment	$2.3	$–	$–	$–	$–	$2.3

2007
In 2007, the Company continued its cost reduction efforts that were initiated in late 2006 and implemented additional actions resulting in a headcount reduction of approximately 615 positions, impairment of certain assets and software, as well as lease cancellations. At September 27, 2008, approximately 70 employees impacted by these actions remain with the Company, and are expected to leave by early 2009. Pretax charges related to these actions totaled $57.5 million, including severance and other employee costs of $21.6 million, impairment of fixed assets and buildings of $17.4 million, software impairment of $17.1 million and lease cancellation charges of $1.4 million. The table below details the accruals and payments related to these actions:

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Corporate	Total

Total severance and other employee costs accrued during the quarters ended:
March 31, 2007	$1.5	$–	$.6	$–	$–	$2.1
June 30, 2007	.5	.4	–	–	–	.9
September 29, 2007	3.1	3.1	.1	1.2	–	7.5
December 29, 2007	1.0	6.2	3.4	1.1	(.6)	11.1

Total expense accrued during 2007	6.1	9.7	4.1	2.3	(.6)	21.6
2007 Settlements	(1.9)	(3.0)	(.8)	(1.0)	.6	(6.1)
2008 Settlements	(3.8)	(2.4)	(2.1)	(1.2)	–	(9.5)

Balance at September 27, 2008	$.4	$4.3	$1.2	$.1	$–	$6.0

Asset Impairment
Machinery and equipment	$10.9	$3.1	$–	$1.9	$.8	$16.7
Buildings	–	.7	–	–	–	.7
Other
Software impairment	–	17.1	–	–	–	17.1
Lease cancellations	–	.6	.4	–	.4	1.4

	$10.9	$21.5	$.4	$1.9	$1.2	$35.9

Note 11. Financial Instruments and Foreign Currency
The Company enters into certain foreign exchange hedge contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the U.S. The Company enters into certain interest rate contracts to help manage its exposure to interest rate fluctuations. The Company also enters into certain natural gas and other commodity futures contracts to hedge price fluctuations for a

Avery Dennison Corporation
portion of its anticipated domestic purchases. The maximum length of time in which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is generally 12 to 24 months.
The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness of hedge activity was a net gain of $.6 million and $1.2 million during the three and nine months ended September 27, 2008, respectively. This reclassification was a net loss of $7.6 million and $12.9 million during the three and nine months ended September 29, 2007, respectively. These aggregate reclassifications were reported in “Marketing, general and administrative expense” in the unaudited Consolidated Statement of Income. The effect of the settlement of currency hedges included in this reclassification is offset by the currency impact of the underlying hedged activity. A net loss of approximately $5 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
Included in the reclassification amount discussed above is the amortization of certain hedge costs of approximately $7 million incurred in connection with the long-term debt issued in 2007 related to the Paxar acquisition. Such costs are being amortized over the life of the related forecasted hedge transactions.
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) increased net income by $3.1 million and $14.4 million for the three and nine months ended September 27, 2008, respectively, which included a foreign currency net gain related to certain intercompany transactions of approximately $1 million and approximately $7 million during the three and nine months ended September 27, 2008, respectively. Transactions in foreign currencies had a positive impact of $.6 million and $1.7 million on the Company’s net income for the three and nine months ended September 29, 2007, respectively. These results exclude the effects of translation of foreign currencies on the Company’s financial statements.
In the first nine months of 2007 and 2008, no translation gains or losses for hyperinflationary economies were recognized in net income since the Company had no operations in hyperinflationary economies.
Note 12. Taxes Based on Income
The effective tax rate for the third quarter of 2008 was approximately 7%, compared to approximately 12% for the same period in 2007. The effective tax rate for the nine months ended September 27, 2008 was approximately 8%, compared to approximately 19% for the nine months ended September 29, 2007. The effective tax rate for the first nine months of 2008 includes the benefit of approximately $37 million from discrete events. Discrete events include a benefit of approximately $42 million for the increased realizability of deferred tax assets, a net benefit of approximately $3 million of infrequent tax benefits and return filing adjustments, and a detriment of approximately $8 million from tax contingency accruals. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower, and the favorable impact of our global tax structure. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.
In June 2008, the Company identified and committed to a plan that will utilize tax loss carryforwards, resulting in a valuation allowance release of approximately $11 million. This is distinct from the plan in the first quarter of 2008 described below.
In March 2008, the Company identified and committed to a plan that resulted in a partial valuation allowance release of approximately $21 million. During implementation of this plan in the third quarter of 2008, an additional benefit of approximately $9 million was recognized for the increased realizability of deferred tax assets. One aspect of the plan will result in taxable income from financing for a finite period of approximately three years in a jurisdiction that historically has had tax losses. Notwithstanding an unlimited carryforward period in this jurisdiction, deferred tax assets for the prior year losses were subject to a full valuation allowance as of December 29, 2007, due to the lack of sufficient evidence of future profitability in the jurisdiction. The Company does not expect to utilize the remaining tax losses in that jurisdiction and has continued to maintain a valuation allowance for the remaining tax losses.
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
It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions by approximately $35 million, primarily as the result of the expiration of statutes of limitations in various jurisdictions, settlements of tax audits and cash payments. The Company anticipates that it is reasonably possible that payments of approximately $11 million will be made in the next 12 months.

Avery Dennison Corporation
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law extending the U.S. Research and Experimentation credit for 2008 and 2009. As this event occurred subsequent to the end of the quarter, the benefit for this tax credit is not included in the Company’s results for the period ended September 27, 2008.
Note 13. Net Income Per Share
Net income per common share amounts were computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

(A) Net income available to common shareholders	$62.7	$58.8	$223.5	$224.1

(B) Weighted-average number of common shares outstanding	98.5	98.3	98.5	98.1
Dilutive shares (additional common shares issuable under employee stock options, PUs, RSUs and restricted stock)	.4	.6	.4	.8

(C) Weighted-average number of common shares outstanding, assuming dilution	98.9	98.9	98.9	98.9

Net income per common share (A) ÷ (B)	$.64	$.60	$2.27	$2.28

Net income per common share, assuming dilution (A) ÷ (C)	$.63	$.59	$2.26	$2.27

Certain employee stock options and RSUs were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock options and RSUs excluded from the computation represented an aggregate of 10.4 million shares and 10 million shares for the three and nine months ended September 27, 2008, respectively, and 4.3 million shares and 3.1 million shares for the three and nine months ended September 29, 2007, respectively.
Note 14. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive (loss) income was ($57.6) million and $213.7 million for the three and nine months ended September 27, 2008, respectively, and $102.1 million and $304.7 million for the three and nine months ended September 29, 2007, respectively.
The components of accumulated other comprehensive income (net of tax, with the exception of the foreign currency translation adjustment), at the end of the following periods were as follows:

(In millions)	September 27, 2008	December 29, 2007

Foreign currency translation adjustment	$226.5	$243.1
Net actuarial loss, prior service cost and net transition assets, less amortization	(136.2)	(141.5)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(15.3)	(16.8)

Accumulated other comprehensive income	$75.0	$84.8

Cash flow and firm commitment hedging instrument activity in other comprehensive income, net of tax, was as follows:

(In millions)	September 27, 2008

Beginning accumulated derivative loss	$(16.8)
Net gain reclassified to earnings	(1.2)
Net change in the revaluation of hedging transactions	2.7

Ending accumulated derivative net loss	$(15.3)

Note 15. Fair Value Measurement
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which is

Avery Dennison Corporation
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 27, 2008:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices in	Other	Other
	Total as of	Active Markets	Observable	Unobservable
(In millions)	September 27, 2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
Available for sale securities	$11.1	$11.1	$–	$–
Derivative assets	12.4	–	12.4	–

Liabilities:
Derivative liabilities	$8.5	$2.0	$6.5	$–

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
Note 16. Commitments and Contingencies
Industry Investigations
On August 26, 2008, the Company was notified that the Australian Competition & Consumer Commission had closed its investigation (initiated in August 2005) into the Company’s activities in the label stock industry without further action.
In April 2003, the U.S. Department of Justice (“DOJ”) filed a complaint challenging the then proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”). The complaint alleged, among other things, that “UPM and [Avery Dennison] have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to

Avery Dennison Corporation
which these efforts have succeeded is not entirely clear to the United States at the present time.” The DOJ concurrently announced a criminal investigation into competitive practices in the label stock industry. Other investigations into competitive practices in the label stock industry were subsequently initiated by the European Commission, the Competition Law Division of the Department of Justice of Canada, and the Australian Competition & Consumer Commission. The Company cooperated with all of these investigations, and all have subsequently been terminated without further action by the authorities.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ merger complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The Company and other defendants opposed this motion. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. On August 28, 2007, plaintiffs moved to lift the discovery stay, which the Company opposed. The court substantively granted class certification on November 19, 2007. The Company filed a petition to appeal this decision on December 4, 2007, which was denied on March 6, 2008. On July 22, 2008, the district court held a hearing to set a schedule for merits discovery. The court subsequently entered an order that requires the parties to complete fact discovery by June 22, 2009. Dispositive motions are due on March 19, 2010. The Company intends to defend these matters vigorously.
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
On August 18, 2005, the Australian Competition & Consumer Commission notified two of the Company’s subsidiaries in Australia, that it was seeking information in connection with a label stock investigation. The Company cooperated with the now closed investigation.
The Board of Directors created an ad hoc committee comprised of independent directors to oversee the foregoing matters.
The Company is unable to predict the effect of these matters at this time, although the effect could be adverse and material.
Environmental
The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at nineteen waste disposal or waste recycling sites, including Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
As of September 27, 2008, the Company’s estimated accrued liability associated with compliance and remediation costs was

Avery Dennison Corporation
approximately $60 million, including estimated liabilities related to the Company’s recent acquisitions.
Other amounts currently accrued are not significant to the consolidated financial position of the Company, and, based upon current information, management believes it is unlikely that the resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.
Product Warranty
The Company provides for an estimate of costs that may be incurred under its basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of the product. Factors that affect the Company’s warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy the Company’s warranty obligation and availability of insurance coverage. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. As of September 27, 2008, product warranty liabilities were approximately $2 million.
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
In addition, on or about October 10, 2008, the Company notified relevant authorities that it had discovered questionable payments to certain foreign customs and other regulatory officials by some employees of its recently acquired companies. These payments do not appear to have been made for the purpose of obtaining business from any governmental entity. The Company is in the process of conducting a review and is taking remedial measures to comply with the provisions of the U.S. Foreign Corrupt Practices Act.
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the Company’s business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At September 27, 2008, the Company had guaranteed approximately $14 million.
As of September 27, 2008, the Company guaranteed up to approximately $22 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $573 million of certain subsidiaries’ lines of credit with various financial institutions.
In November 2007, the Company issued $400 million of 7.875% Corporate HiMEDS units, a mandatory convertible debt issue. An additional $40 million of HiMEDS units were issued in December 2007 as a result of the exercise of the overallotment allocation from the initial issuance. Each HiMEDS unit is comprised of two components – a purchase contract obligating the holder to purchase from the Company a certain number of shares of the Company’s common stock in 2010 ranging from approximately 6.8 million to approximately 8.6 million shares (depending on the quoted price per share of the Company’s common stock at that time) and a senior note due in 2020. The net proceeds from the offering were approximately $427 million, which were used to reduce commercial paper borrowings initially used to finance the Paxar acquisition.
Note 17. Segment Information
As discussed in Note 2, “Acquisitions,” the Company completed the acquisition of Paxar during the second quarter of 2007 and the acquisition of DM Label during the second quarter of 2008. The operating results for the Company’s recent acquisitions are included in the Retail Information Services segment.

Avery Dennison Corporation
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$936.2	$868.3	$2,835.7	$2,607.6
Retail Information Services	379.1	388.7	1,189.3	764.6
Office and Consumer Products	260.4	266.9	710.2	744.0
Other specialty converting businesses	149.1	156.5	463.7	477.6

Net sales to unaffiliated customers	$1,724.8	$1,680.4	$5,198.9	$4,593.8

Intersegment sales:
Pressure-sensitive Materials	$46.1	$43.1	$132.7	$119.6
Retail Information Services	.5	.6	1.8	1.4
Office and Consumer Products	.4	.3	1.0	1.2
Other specialty converting businesses	7.0	5.3	21.8	14.4
Eliminations	(54.0)	(49.3)	(157.3)	(136.6)

Intersegment sales	$–	$–	$–	$–

Income before taxes:
Pressure-sensitive Materials	$60.6	$68.3	$210.5	$239.7
Retail Information Services	(.1)	(15.0)	14.8	(7.0)
Office and Consumer Products	40.9	48.8	102.5	117.5
Other specialty converting businesses	.8	7.9	15.5	26.4
Corporate expense	(5.9)	(7.8)	(13.1)	(28.4)
Interest expense (5)	(29.0)	(35.7)	(87.8)	(70.9)

Income before taxes	$67.3 (1)	$66.5 (2)	$242.4 (3)	$277.3 (4)

Certain prior year amounts have been restated to reflect the change in method of accounting for inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO) for certain businesses operating in the U.S.

(1)	Operating income for the third quarter of 2008 included “Other expense, net” totaling $12.5 consisting of restructuring costs of $8.7 and asset impairment and lease cancellation charges of $3.8. Of the total $12.5, the Pressure-sensitive Materials segment recorded $4.1, the Retail Information Services segment recorded $.8, the Office and Consumer Products segment recorded $3.3, the other specialty converting businesses recorded $1.3 and Corporate recorded $3.

Additionally, operating income for the Retail Information Services segment for the third quarter of 2008 included $5.2 of transition costs associated with the Company’s recent acquisitions.

(2)	Operating income for the third quarter of 2007 included “Other expense, net” totaling $33.6 consisting of asset impairment and lease cancellation charges of $12.4, integration-related asset impairment charges of $8.9, restructuring costs of $7.5 and certain non-recurring financing costs of $4.8. Of the total $33.6, the Pressure-sensitive Materials segment recorded $14, the Retail Information Services segment recorded $12, the Office and Consumer Products segment recorded $.5, the other specialty converting businesses recorded $1.5 and Corporate recorded $5.6.

Additionally, operating income for the Retail Information Services segment for the third quarter of 2007 included $16 of transition costs associated with the Paxar acquisition.

(3)	Operating income for the first nine months of 2008 included “Other expense, net” totaling $23.9 consisting of restructuring costs of $19.2 and asset impairment and lease cancellation charges of $9.2, partially offset by a gain on sale of investments of ($4.5). Of the total $23.9, the Pressure-sensitive Materials segment recorded $7.9, the Retail Information Services segment recorded $7.6, the Office and Consumer Products segment recorded $7.6, the other specialty converting businesses recorded $1.4 and Corporate recorded ($.6).

Avery Dennison Corporation
Additionally, operating income for the Retail Information Services segment for the first nine months of 2008 included $17.9 of transition costs associated with the Company’s recent acquisitions.

(4)	Operating income for the first nine months of 2007 included “Other expense, net” totaling $43.2 consisting of integration-related asset impairment charges of $18.4, asset impairment and lease cancellation charges of $12.4, restructuring costs of $10.5, certain non-recurring financing costs of $4.8 and expenses related to a divestiture of $.3, partially offset by a reversal of an accrual of ($3.2) related to a lawsuit. Of the total $43.2, the Pressure-sensitive Materials segment recorded $12.8, the Retail Information Services segment recorded $21.9, the Office and Consumer Products segment recorded $1.4, the other specialty converting businesses recorded $1.5 and Corporate recorded $5.6.

Additionally, operating income for the Retail Information Services segment for the first nine months of 2007 included $26.2 of transition costs associated with the Paxar acquisition.

(5)	Interest expense for the three and nine months ended September 27, 2008 included interest associated with borrowings to fund the Company’s recent acquisitions of $16.4 and $49.2, respectively. Interest expense for the three and nine months ended September 29, 2007 included interest associated with borrowings to fund the Paxar acquisition of $18.9 and $22.1, respectively.
Note 18. Recent Accounting Requirements
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Under this issue, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The Company is currently evaluating the impact of adopting FSP-EITF 03-6-1 on its earnings per share.
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

Avery Dennison Corporation
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

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Definition of Terms	22
Overview and Outlook	22
Analysis of Results of Operations for the Third Quarter	26
Results of Operations by Segment for the Third Quarter	27
Analysis of Results of Operations for the Nine Months Year-to-Date	29
Results of Operations by Segment for the Nine Months Year-to-Date	31
Financial Condition	33
Uses and Limitations of Non-GAAP Measures	38
Recent Accounting Requirements	38
Safe Harbor Statement	38
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
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales increased 3% and 13% in the first three and nine months of 2008, respectively, reflecting the factors summarized in the table below:

Avery Dennison Corporation

	Three Months Ended		Nine Months Ended
Estimated change in sales due to:	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Organic sales growth (decline)	(2)%	–	(2)%	1%
Foreign currency translation	5	4	6	4
Acquisitions, net of divestitures	1	15	9	5

Reported sales growth (1)	3%	19%	13%	10%

(1)	Totals may not sum due to rounding
On an organic basis, the decline of 2% in the three and nine months ended September 27, 2008 was primarily due to declines in economic conditions in mature markets, partially offset by growth in emerging markets.
Net Income
Net income decreased $0.6 million, or 0.3%, in the first nine months of 2008 compared to the same period in 2007.
Negative factors affecting the change in net income included:
•	Cost inflation, including raw material and energy costs

•	Incremental interest expense and amortization of intangibles related to the acquisition of Paxar Corporation (“Paxar”)

•	The carryover effect of a more competitive pricing environment in the roll materials business in the prior year, partially offset by current year price increases
Positive factors affecting the change in net income included:
•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Benefit from foreign currency translation and acquisitions

•	Lower transition costs related to the integration of Paxar

•	Lower asset impairment and restructuring charges related to cost reduction actions

•	Lower effective tax rate
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
We completed the acquisition of DM Label Group (“DM Label”) on April 1, 2008. DM Label operations are included in our Retail Information Services segment.
See Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for further information.
Paxar Acquisition-related Actions
The following integration actions result in headcount reductions of approximately 1,695 positions in our Retail Information Services segment:

	Paxar
	Acquisition-	Headcount
(Dollars in millions)	related costs(1)	Reduction

2007 Restructuring (2)	$31.2	200
2007 Transition costs (2)	43.0	–
2008 Restructuring (2)	5.6	130
2008 Transition costs (2)	17.9	–
2007 Purchase price adjustments	20.5	855
2008 Purchase price adjustments	6.0	510

Total Paxar integration actions	$124.2	1,695

Change-in-control costs (Purchase price adjustment)	27.8

Total Paxar acquisition-related costs	$152.0

(1)	Includes severance, asset impairment and lease cancellation charges, where applicable

(2)	Recorded in the Consolidated Statement of Income

Avery Dennison Corporation
Cost synergies resulting from the integration of Paxar were approximately $20 million in 2007 and approximately $52 million incrementally in the first nine months of 2008. Incremental cost synergies expected to be achieved through the balance of the integration are discussed in the “Outlook” section below.
Refer to Note 2, “Acquisitions” and Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Cost Reduction Actions
In addition to cost synergies from the integration of Paxar discussed above, cost reduction actions initiated from late 2006 through the end of 2007 (see table below) are expected to yield annualized pretax savings of $45 million to $50 million. Savings from these actions, net of transition costs, were approximately $5 million in 2007 and approximately $28 million in the first nine months of 2008. Incremental savings associated with these actions in the fourth quarter of 2008 are expected to be approximately $4 million, with the balance expected to be realized in 2009.

	Accrued	Headcount
(Dollars in millions)	Expense(1)	Reduction

Q4 2006 restructuring	$5.1	140
2007 restructuring (excluding Paxar integration-related actions)	26.3	415

Total Q4 2006-2007 restructuring actions	$31.4	555

(1)	Includes severance, asset impairment and lease cancellation charges, where applicable
We are undertaking additional restructuring actions in 2008, in addition to Paxar acquisition-related actions. The 2008 actions identified to date (see table below) are expected to yield annualized savings of approximately $20 million, most of which is expected to benefit 2009.

	Accrued	Headcount
(Dollars in millions)	Expense(1)	Reduction

Q1 2008 restructuring	$4.3	105
Q2 2008 restructuring	6.0	230
Q3 2008 restructuring	12.5	310

Total 2008 restructuring actions	$22.8	645

(1)	Includes severance, asset impairment and lease cancellation charges, where applicable
See Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further information.
Effective Rate of Taxes on Income
The effective tax rate for the first nine months of 2008 was approximately 8%, compared with approximately 19% for the same period in 2007. The effective tax rate for the first nine months of 2008 includes the recognition of tax benefits of approximately $37 million due to discrete events. Discrete events include a benefit of approximately $42 million for the increased realizability of deferred tax assets, a net benefit of approximately $3 million of infrequent tax benefits and return filing adjustments, and a detriment of approximately $8 million from tax contingency accruals. Refer to Note 12, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
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

Avery Dennison Corporation

	Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007

Net cash provided by operating activities	$382.3	$305.6
Purchase of property, plant and equipment	(97.8)	(136.3)
Purchase of software and other deferred charges	(49.2)	(39.9)
Proceeds from sale of investments, net (1)	16.2	–

Free cash flow	$251.5	$129.4

(1)	Net proceeds from sale of investments are related to the sale of securities held by our captive insurance company and other investments.
In the first nine months of 2008, free cash flow increased primarily due to increased cash flow provided by operating activities and reduced capital spending targets consistent with current economic conditions. See “Analysis of Results of Operations” and “Liquidity” sections below for more information.
Investigations
We previously announced that we had been notified by the European Commission (“EC”), the United States Department of Justice (“DOJ”), the Competition Law Department of the Department of Justice of Canada and the Australian Competition & Consumer Commission of their respective investigations into competitive practices in the label stock industry. We cooperated with all of these investigations, and all have been terminated without further action by the authorities.
We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation.
As disclosed, we have discovered instances of conduct by certain employees that potentially violate the U.S. Foreign Corrupt Practices Act. We reported that conduct to authorities in the U.S. and we believe it is possible that fines or other penalties may be incurred.
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
Recent market and economic conditions have been volatile and challenging with tighter credit conditions and slower growth through the third quarter of 2008. We are not able to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
For the full year of 2008, we expect high single-digit revenue growth, including the benefit from our recent acquisitions and a favorable effect from foreign currency translation based on current exchange rates. On an organic basis, we expect sales to decline approximately 2% for the full year of 2008. On an organic basis, we expect sales in the fourth quarter to decline at a rate greater than the decline in the first nine months of 2008.
We estimate the total annual cost synergies associated with the Paxar integration to be approximately $120 million, of which $20 million benefited 2007 and an incremental $52 million benefited the first nine months of 2008. To accomplish our synergy target, we expect to incur aggregate pretax cash costs in the range of $165 million to $180 million, of which approximately $75 million was incurred in 2007 and approximately $50 million was incurred in the first nine months of 2008.
In addition to the synergies resulting from the Paxar integration described above, we anticipate our prior year restructuring and business realignment efforts to yield incremental savings in 2008 of $30 million to $35 million, net of transition costs. Restructuring actions implemented in the first nine months of 2008 are expected to yield savings of approximately $20 million, most of which is expected to benefit 2009.

Avery Dennison Corporation
We expect the above benefits to be more than offset by higher costs, including those related to raw material and energy, as well as investments for future growth.
We anticipate price increases and productivity improvements in 2008 to partially offset raw material and other cost inflation.
We estimate interest expense in 2008 to be in the range of $115 million to $120 million, approximately $10 million to $15 million higher than 2007, due to acquisition-related debt. Our estimate is subject to changes in average debt outstanding and changes in market rates associated with the portion of our debt tied to variable interest rates.
The annual effective tax rate, expected to be in the range of 8% to 10% for 2008, will be impacted by future events including changes in tax laws, geographic income mix, tax audits, closure of tax years, legal entity restructuring, and the release of valuation allowances on deferred tax assets. The effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements and the recognition of discrete events.
We anticipate our capital and software expenditures to be approximately $180 million in 2008. This includes one-time cash costs associated with capital expenditures to integrate Paxar (included in the cash cost estimate discussed above), of which approximately $14 million was incurred in the first nine months of 2008.
Reflecting the foregoing assumptions, we expect an increase in annual earnings and free cash flow in 2008 in comparison with 2007.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income Before Taxes

(In millions)	2008	2007

Net sales	$1,724.8	$1,680.4
Cost of products sold	1,290.5	1,214.2

Gross profit	434.3	466.2
Marketing, general and administrative expense	325.5	330.4
Interest expense	29.0	35.7
Other expense, net	12.5	33.6

Income before taxes	$67.3	$66.5

As a Percent of Sales:
Gross profit (margin)	25.2%	27.7%
Marketing, general and administrative expense	18.9	19.7
Income before taxes	3.9	4.0

Sales
Sales increased 3% in the third quarter of 2008 compared to the same period last year. Foreign currency translation had a favorable impact on the change in sales of approximately $76 million in the third quarter of 2008. The acquisition of DM Label increased sales by approximately $10 million in the third quarter of 2008.
On an organic basis, the decline of approximately 2% in the third quarter of 2008 compared to the same period last year was primarily due to declines in economic conditions in mature markets, partially offset by growth in emerging markets.
Refer to “Results of Operations by Segment” for further information on segments.
Gross Profit
Gross profit margin for the third quarter of 2008 declined compared to the same period in 2007, as savings from prior year restructuring and other sources of productivity and benefits from pricing actions were more than offset by raw material and other cost inflation and reduced fixed cost leverage on an organic basis.
Marketing, General and Administrative Expenses
The decrease in marketing, general and administrative expense in the third quarter of 2008 compared to the same period last year primarily reflected benefits from productivity improvements and lower net transition costs associated with the Paxar integration, partially offset by the negative effects of foreign currency (approximately $10 million), higher employee costs, costs associated with the recently acquired DM Label business and related integration costs (totaling approximately $5 million), and incremental amortization of intangibles (approximately $2 million).

Avery Dennison Corporation
Other Expense, net

(In millions, pretax)	2008	2007

Restructuring costs	$8.7	$7.5
Asset impairment and lease cancellation charges	3.8	12.4
Asset impairment charges — acquisition integration-related	—	8.9
Other	—	4.8

Other expense, net	$12.5	$33.6

In the third quarter of 2008, “Other expense, net” consisted of severance and other employee-related costs of $8.7 million and asset impairment and lease cancellation charges of $3.8 million (primarily in the Pressure-sensitive Materials segment). Restructuring costs in the third quarter of 2008 relate to a reduction in headcount of approximately 310 positions across all segments and geographic regions.
In the third quarter of 2007, “Other expense, net” consisted of asset impairment charges of $21.3 million (including $8.9 million related to the integration of Paxar) and severance and other employee-related costs of $7.5 million, as well as certain non-recurring financing costs of $4.8 million. The restructuring costs in the third quarter of 2007 related to a reduction in headcount of approximately 230 positions across all segments and geographic regions.
Refer to Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2008	2007

Income before taxes	$67.3	$66.5
Provision for income taxes	4.6	7.7

Net income	$62.7	$58.8

Net income per common share	$.64	$.60
Net income per common share, assuming dilution	$.63	$.59

Net income as a percent of sales	3.6%	3.5%

Percent change in:
Net income	6.6%	(31.5)%
Net income per common share	6.7	(30.2)
Net income per common share, assuming dilution	6.8	(30.6)

Provision for Income Taxes
The effective tax rate for the third quarter of 2008 was approximately 7%, compared with approximately 12% for the same period in 2007. The effective tax rate for the third quarter of 2008 includes the recognition of tax benefits of approximately $9 million due to discrete events. Discrete events include a benefit of approximately $9 million for the increased realizability of deferred tax assets, a net benefit of approximately $3 million of infrequent tax benefits and return filing adjustments, and a detriment of approximately $3 million from tax contingency accruals. Refer to Note 12, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE THIRD QUARTER
Pressure-sensitive Materials Segment

(In millions)	2008	2007

Net sales including intersegment sales	$982.3	$911.4
Less intersegment sales	46.1	43.1

Net sales	$936.2	$868.3
Operating income (1)	60.6	68.3

(1) Includes lease cancellation charges in 2008 and restructuring costs and asset impairment charges in both years	$4.1	$14.0

Avery Dennison Corporation
Net Sales
Sales in our Pressure-sensitive Materials segment increased 8% in the third quarter of 2008 compared to the same period in 2007, reflecting the favorable impact of foreign currency translation (approximately $55 million) and organic sales growth of approximately 1%.
On an organic basis, sales in our roll materials business in Europe in the third quarter of 2008 remained flat compared to the same period last year. Market expansion in our roll materials business contributed to double-digit organic growth in Asia and high single-digit organic growth in Latin America. Largely offsetting this growth, our North American roll materials business declined at a low single-digit rate (excluding intercompany sales).
On an organic basis, sales in our graphics and reflective business declined at a mid single-digit rate, primarily reflecting lower promotional spending on graphic products by businesses in response to weak market conditions.
Operating Income
Decreased operating income in the third quarter of 2008 reflected raw material and other cost inflation and negative product mix, partially offset by the benefits of price increases, higher unit volume, and cost savings from restructuring and productivity improvement initiatives. Operating income for the quarter included restructuring costs and asset impairment charges in both years, and lease cancellation charges in 2008.
Retail Information Services Segment

(In millions)	2008	2007

Net sales including intersegment sales	$379.6	$389.3
Less intersegment sales	.5	.6

Net sales	$379.1	$388.7
Operating income (loss) (1) (2)	(.1)	(15.0)

(1) Includes integration-related software impairment charges in 2007 and restructuring costs in both years	$.8	$12.0
(2) Includes transition costs related to acquisition integrations	$5.2	$16.0

Net Sales
Sales in our Retail Information Services segment decreased 2% in the third quarter of 2008 compared to the same period last year, reflecting lower sales on an organic basis, partially offset by sales from the DM Label acquisition (approximately $10 million) and the favorable impact of foreign currency translation (approximately $9 million). On an organic basis, sales declined 7% in the third quarter of 2008 due to a decline in orders for apparel shipped to North American retailers and brand owners, partially offset by increased sales for the European retail market. Growth in the European retail market weakened sequentially from previous quarters.
Operating Income
Lower operating loss in the third quarter of 2008 reflected incremental synergies and lower transition costs related to the Paxar integration, and savings from restructuring and productivity improvement initiatives, partially offset by lower sales, raw material and other cost inflation, and incremental amortization of acquisition intangibles. Operating income for the quarter included restructuring costs in both years, and integration-related software impairment charges in 2007.
Office and Consumer Products Segment

(In millions)	2008	2007

Net sales including intersegment sales	$260.8	$267.2
Less intersegment sales	.4	.3

Net sales	$260.4	$266.9
Operating income (1)	40.9	48.8

(1) Includes asset impairment charges in 2008, lease cancellation charges in 2007, and restructuring costs in both years	$3.3	$.5

Avery Dennison Corporation
Net Sales
Sales in our Office and Consumer Products segment decreased 2% in the third quarter of 2008 compared to the same period last year, reflecting lower sales on an organic basis, partially offset by the favorable impact of foreign currency translation (approximately $6 million). On an organic basis, sales declined 4% as the benefit from the delay in orders related to back-to-school season from the second quarter to the third quarter was more than offset by weak end market demand.
Operating Income
Decreased operating income in the third quarter of 2008 reflected lower sales and cost inflation, partially offset by savings from restructuring actions and other productivity improvement initiatives. Operating income for the quarter included restructuring costs in both years, asset impairment charges in 2008, and lease cancellation charges in 2007.
Other specialty converting businesses

(In millions)	2008	2007

Net sales including intersegment sales	$156.1	$ 161.8
Less intersegment sales	7.0	5.3

Net sales	$149.1	$ 156.5
Operating income	.8	7.9

(1) Includes asset impairment charges in 2007 and restructuring costs in both years	$1.3	$1.5

Net Sales
Sales in our other specialty converting businesses decreased 5% in the third quarter of 2008 compared to the same period in 2007. Reported sales growth included the favorable impact of foreign currency translation (approximately $6 million). On an organic basis, sales declined 8% in the third quarter of 2008, reflecting lower volume in automotive and housing construction, and the negative effect of exiting certain low-margin products in our specialty tape business, partially offset by growth in our radio-frequency identification (“RFID”) division.
Operating Income
Decreased operating income in the third quarter of 2008 reflected lower sales and cost inflation, partially offset by the benefit of productivity improvement initiatives and a reduction in operating loss in our RFID division. Operating income for the quarter included restructuring costs in both years, and asset impairment charges in 2007.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE
Income Before Taxes

(In millions)	2008	2007

Net sales	$5,198.9	$4,593.8
Cost of products sold	3,850.3	3,352.9

Gross profit	1,348.6	1,240.9
Marketing, general and administrative expense	994.5	849.5
Interest expense	87.8	70.9
Other expense, net	23.9	43.2

Income before taxes	$242.4	$277.3

As a Percent of Sales:
Gross profit (margin)	25.9%	27.0%
Marketing, general and administrative expense	19.1	18.5
Income before taxes	4.7	6.0

Sales
Sales increased approximately 13% in the first nine months of 2008 compared to the same period in the prior year. Foreign currency translation had a favorable impact on the change in sales of approximately $248 million in the first nine months of 2008. The acquisition of DM Label increased sales by approximately $26 million in the first nine months of 2008.

Avery Dennison Corporation
On an organic basis, the decline of approximately 2% in the first nine months of 2008 was primarily due to declines in economic conditions in mature markets, partially offset by growth in emerging markets.
Refer to “Results of Operations by Segment” for further information on segments.
Gross Profit
Gross profit margin for the first nine months of 2008 declined compared to the same period last year, as higher gross profit margin associated with sales from the Paxar acquisition and savings from prior year restructuring and other sources of productivity were more than offset by the carryover effect of prior year price competition in the roll materials business, higher raw material and other cost inflation, and negative product mix shifts (lower sales of higher gross profit margin products), as well as reduced fixed cost leverage on an organic basis.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in the first nine months of 2008 compared to the same period last year primarily reflected costs associated with the recently acquired businesses (totaling approximately $122 million, including $13 million in incremental amortization of intangibles), the negative effects of foreign currency (approximately $22 million), as well as higher employee costs, partially offset by the benefits from productivity improvement initiatives and lower net transition costs related to the recent acquisitions.
Other Expense, net

(In millions, pretax)	2008	2007

Restructuring costs	$19.2	$10.5
Asset impairment and lease cancellation charges	9.2	12.4
Asset impairment charges — acquisition integration-related	—	18.4
Other	(4.5)	1.9

Other expense, net	$23.9	$43.2

In the first nine months of 2008, “Other expense, net” consisted of severance and other employee-related costs of $19.2 million and asset impairment and lease cancellation charges of $9.2 million, partially offset by ($4.5) million related to a gain on sale of investments. Restructuring costs in the first nine months of 2008 relate to a reduction in headcount of approximately 775 positions across all segments and geographic regions.
In the first nine months of 2007, “Other expense, net” consisted of asset impairment charges of $30.8 million (including $18.4 million related to the integration of Paxar) and severance and other employee-related costs of $10.5 million. Restructuring charges in the first nine months of 2007 related to a reduction in headcount of approximately 325 positions.
The other items included in “Other expense, net” in 2007 included:
•	certain non-recurring financing costs of $4.8 million

•	reversal of an accrual related to a lawsuit of ($3.2) million

•	expenses related to a divestiture of $.3 million
Refer to Note 10, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2008	2007

Income before taxes	$242.4	$277.3
Provision for income taxes	18.9	53.2

Net income	$223.5	$224.1

Net income per common share	$2.27	$2.28
Net income per common share, assuming dilution	$2.26	$2.27

Net income as a percent of sales	4.3%	4.9%

Percent change in:
Net income	(.3)%	(16.5)%
Net income per common share	(.4)	(15.2)
Net income per common share, assuming dilution	(.4)	(15.0)

Avery Dennison Corporation
Provision for Income Taxes
The effective tax rate for the first nine months of 2008 was 8%, compared with 19% for the same period in 2007. The effective tax rate for the first nine months of 2008 includes the recognition of tax benefits of approximately $37 million due to discrete events. Discrete events include a benefit of approximately $42 million for the increased realizability of deferred tax assets, a net benefit of approximately $3 million of infrequent tax benefits and return filing adjustments, and a detriment of approximately $8 million from tax contingency accruals. Refer to Note 12, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

(In millions)	2008	2007

Net sales including intersegment sales	$2,968.4	$2,727.2
Less intersegment sales	132.7	119.6

Net sales	$2,835.7	$2,607.6
Operating income (1)	210.5	239.7

(1) Includes lease cancellation charges in 2008, reversal of an accrual related to a lawsuit in 2007, and restructuring costs and asset impairment charges in both years	$7.9	$12.8

Net Sales
Sales in our Pressure-sensitive Materials segment increased 9% in the first nine months of 2008 compared to the same period in 2007, reflecting the favorable impact of foreign currency translation (approximately $185 million) and organic sales growth of approximately 2%.
On an organic basis, sales in our roll materials business in Europe in the first nine months of 2008 grew at a low single-digit rate compared to the same period last year. Market expansion in our roll materials business contributed to double-digit organic growth in Asia, and mid single-digit organic growth in Latin America. Largely offsetting this growth, our North American roll materials business declined at a low single-digit rate (excluding intercompany sales).
On an organic basis, sales in our graphics and reflective business declined at a mid single-digit rate, primarily reflecting lower promotional spending on graphic products by businesses in response to weak market conditions.
Operating Income
Decreased operating income in the first nine months of 2008 reflected the negative effects of cost inflation and prior year price reductions, which more than offset the initial benefits of recent price increases, as well as negative product mix, partially offset by higher unit volume, and cost savings from restructuring and productivity improvement initiatives. Operating income for the nine month period included restructuring costs and asset impairment charges in both years, lease cancellation charges in 2008, and reversal of an accrual related to a lawsuit in 2007.
Retail Information Services Segment

(In millions)	2008	2007

Net sales including intersegment sales	$1,191.1	$766.0
Less intersegment sales	1.8	1.4

Net sales	$1,189.3	$764.6
Operating income (loss) (1)(2)	14.8	(7.0)

(1) Includes integration-related software impairment charges in 2007, asset impairment and lease cancellation charges in 2008, and restructuring costs in both years	$7.6	$21.9
(2) Includes transition costs related to acquisition integrations, primarily Paxar	$17.9	$26.2

Net Sales
Sales in our Retail Information Services segment increased 56% in the first nine months of 2008 compared to the same period last year,

Avery Dennison Corporation
reflecting the Paxar and DM Label acquisitions, which increased sales by an estimated $415 million and $26 million, respectively, and the favorable impact of foreign currency translation (approximately $22 million). On an organic basis, sales declined 4% in the first nine months of 2008 due to a decline in orders for apparel shipped to North American retailers and brand owners, partially offset by increased sales for the European retail market.
Operating Income
Increased operating income in the first nine months of 2008 reflected higher sales, incremental synergies and lower transition costs related to the Paxar integration, and savings from restructuring and productivity improvement initiatives, partially offset by raw material and other cost inflation, and incremental amortization of acquisition intangibles. Operating income for the nine month period included restructuring costs in both years, asset impairment and lease cancellation charges in 2008, and integration-related software impairment charges in 2007.
Office and Consumer Products Segment

(In millions)	2008	2007

Net sales including intersegment sales	$711.2	$745.2
Less intersegment sales	1.0	1.2

Net sales	$710.2	$744.0
Operating income (1)	102.5	117.5

(1) Includes asset impairment in 2008, lease cancellation charges and expenses related to a divestiture in 2007, and restructuring costs in both years	$7.6	$1.4

Net Sales
Sales in our Office and Consumer Products segment decreased 5% in the first nine months of 2008 compared to the same period last year, reflecting lower sales on an organic basis, partially offset by the favorable impact of foreign currency translation (approximately $21 million). On an organic basis, sales declined 7% due to customer inventory reductions (an estimated $18 million) and weak end market demand.
Operating Income
Decreased operating income in the first nine months of 2008 reflected lower sales and cost inflation, partially offset by savings from restructuring actions and other productivity improvement initiatives. Operating income for the nine month period included restructuring costs and asset impairment charges in both years, and lease cancellation charges and expenses related to a divestiture in 2007.
Other specialty converting businesses

(In millions)	2008	2007

Net sales including intersegment sales	$485.5	$492.0
Less intersegment sales	21.8	14.4

Net sales	$463.7	$477.6
Operating income (1)	15.5	26.4

(1) Includes asset impairment charges in 2007 and restructuring costs in both years	$1.4	$1.5

Net Sales
Sales in our other specialty converting businesses decreased 3% in the first nine months of 2008 compared to the same period in 2007. Reported sales growth included the favorable impact of foreign currency translation (approximately $20 million). On an organic basis, sales declined 7% in the first nine months of 2008, reflecting lower volumes in automotive and housing construction, and the negative effect of exiting certain low-margin products in our specialty tape business, partially offset by growth in our RFID division.
Operating Income
Decreased operating income in the first nine months of 2008 reflected lower sales and cost inflation, partially offset by the benefit of productivity improvement initiatives and a reduction in operating loss in our RFID division. Operating income in the first nine months of 2008 included restructuring costs in both years, and asset impairment charges in 2007.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Cash Flow Provided by Operating Activities for the First Nine Months:

(In millions)	2008	2007

Net income	$223.5	$224.1
Depreciation and amortization	210.5	171.9
Provision for doubtful accounts	13.1	11.4
Asset impairment and net loss on sale and disposal of assets	16.4	36.4
Stock-based compensation	24.0	15.5
Other non-cash items, net	(8.9)	(15.1)
Changes in assets and liabilities and other adjustments	(96.3)	(138.6)

Net cash provided by operating activities	$382.3	$305.6

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and certain non-cash transactions (discussed in the “Analysis of Selected Balance Sheet Accounts” section below).
In the first nine months of 2008, cash flow provided by operating activities increased approximately $77 million compared to the same period in 2007, primarily due to improved payment terms on accounts payable, decreases in purchases and better management of inventory during the period, partially offset by higher material costs.
Cash Flow Used in Investing Activities for the First Nine Months:

(In millions)	2008	2007

Purchase of property, plant and equipment	$(97.8)	$(136.3)
Purchase of software and other deferred charges	(49.2)	(39.9)
Payments for acquisitions	(130.6)	(1,285.2)
Proceeds from sale of investments, net	16.2	—
Other	7.0	2.6

Net cash used in investing activities	$(254.4)	$(1,458.8)

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
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Capital Spending
Significant capital projects during the first nine months of 2008 included investments for expansion in China and India serving both our materials and retail information services businesses. Significant information technology projects during the first nine months of 2008 included customer service and standardization initiatives.
Proceeds from Sale of Investments
Net proceeds from sale of investments are related to the sale of securities primarily held by our captive insurance company.
Cash Flow Used in Financing Activities for the First Nine Months:

(In millions)	2008	2007

Net change in borrowings and payments of debt	$13.1	$1,330.0
Dividends paid	(131.4)	(128.0)
Purchase of treasury stock	(9.8)	(63.2)
Proceeds from exercise of stock options, net	2.3	34.4
Other	8.2	(2.5)

Net cash (used in) provided by financing activities	$(117.6)	$1,170.7

Avery Dennison Corporation
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
During the first nine months of 2007, we increased our short-term borrowings to initially fund the Paxar acquisition transaction. Additionally, proceeds from borrowings were used to support seasonal operational requirements and share repurchases.
Shareholders’ Equity
Our shareholders’ equity was approximately $2.10 billion at September 27, 2008 compared to approximately $1.91 billion at September 29, 2007. Our dividend per share increased to $1.23 in the first nine months of 2008 from $1.20 in the first nine months of 2007.
Share Repurchases
During the first nine months of 2008 and 2007, we repurchased approximately .2 million shares totaling $9.8 million, and approximately .8 million shares totaling $52 million, respectively. We also made cash payments of $11 million related to shares repurchased in 2006, but settled in 2007.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill increased approximately $92 million during the first nine months of 2008 due to preliminarily identified goodwill associated with the DM Label acquisition (approximately $67 million), foreign currency translation (approximately $17 million), and purchase price adjustments (approximately $8 million) associated with the Paxar acquisition.
Other intangible assets resulting from business acquisitions decreased approximately $16 million during the first nine months of 2008, which reflected normal amortization expense (approximately $25 million), partially offset by incremental adjustments to intangible assets for the Paxar acquisition (approximately $8 million) and the impact of foreign currency translation (approximately $1 million).
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other assets increased approximately $14 million during the first nine months of 2008 due primarily to purchases of software and other deferred charges, net of related amortization (approximately $21 million) and the impact of foreign currency translation (approximately $1 million), partially offset by a change in long-term pension assets (approximately $3 million), a decrease in the cash surrender value of corporate-owned life insurance (approximately $3 million), and sales and/or disposals of software and other deferred charges (approximately $2 million).
Other Shareholders’ Equity Accounts
The value of our employee stock benefit trusts decreased approximately $70 million during the first nine months of 2008 due to a decrease in the market value of shares held in the trust of approximately $63 million, and the issuance of shares under our employee stock option and incentive plans having a value of approximately $7 million.
Impact of Foreign Currency Translation for the First Nine Months:

(In millions)	2008	2007

Change in net sales	$248	$145
Change in net income	13	8

International operations generated approximately 67% of our net sales in the first nine months of 2008. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates.
The benefit to sales from currency translation in the first nine months of 2008 primarily reflected a benefit from sales denominated in Euros and Swiss Francs, as well as sales in the currencies of China, Brazil, and Australia, partially offset by a negative impact of sales in the currencies of South Korea, Great Britain and South Africa.

Avery Dennison Corporation
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
Operational Working Capital Ratio
Working capital (current assets minus current liabilities), as a percent of annualized net sales, changed in 2008 primarily due to the impact of the Paxar acquisition, a decrease in short-term debt, as well as an increase in other receivables and refundable and deferred income taxes, partially offset by an increase in accounts payable, accrued payroll and benefits, and income taxes payable.
Operational working capital, as a percent of annualized net sales, is a non-GAAP measure and is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations due to our financing and other activities (that affect cash and cash equivalents, deferred taxes and other current assets and other current liabilities) that tend to be disparate in amount and timing and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Uses and Limitations of Non-GAAP Measures.” Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio to maximize cash flow and return on investment.
Operational Working Capital for the First Nine Months:

(In millions)	2008	2007

(A) Working capital (current assets minus current liabilities)	$11.5	$(790.1)
Reconciling items:
Cash and cash equivalents	(81.3)	(77.3)
Current deferred and refundable income taxes and other current assets	(286.2)	(231.2)
Short-term and current portion of long-term debt	721.6	1,572.3
Current deferred and payable income taxes and other current liabilities	673.2	635.5

(B) Operational working capital	$1,038.8	$1,109.2

(C) Annualized net sales (year-to-date sales divided by 3, multiplied by 4)	$6,931.9	$6,125.1

Working capital, as a percent of annualized net sales (A) ÷ (C)	.2%	(12.9)%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	15.0%	18.1%

As a percent of annualized sales, operational working capital in the first nine months of 2008 decreased compared to the same period in the prior year. The primary factors contributing to this change, which includes the impact of the Paxar acquisition and currency translation, are discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 61 days in the first nine months of 2008 compared to 63 days in the first nine months of 2007, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months. The current year average number of days sales outstanding was impacted by a decrease in sales, partially offset by changes in payment terms with our customers. The prior year average number of days sales outstanding was impacted primarily by the Paxar acquisition in June 2007.
Inventory Ratio
Average inventory turnover was 7.8 in the first nine months of 2008 compared to 7.3 in the first nine months of 2007, calculated using the annualized cost of sales (cost of sales for the first nine months divided by 3, and multiplied by 4) divided by the three-quarter average inventory balance for the first nine months. The change is primarily due to improved inventory management, partially offset by higher material costs. The prior year average inventory turnover was primarily impacted by the Paxar acquisition in June 2007.
Accounts Payable Ratio
The average number of days payable outstanding was 54 days in the first nine months of 2008 compared to 53 days in the first nine months of 2007, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold

Avery Dennison Corporation
for the first nine months. The current year average number of days payable outstanding was primarily due to improved payment terms, partially offset by a decrease in purchases. The prior year average number of days payable outstanding was impacted primarily by the Paxar acquisition in June 2007.
Debt and Shareholders’ Equity Ratios

	Nine Months Ended
	September 27, 2008	September 29, 2007

Total debt to total capital	51.9%	54.9%
Return on average shareholders’ equity	14.2	16.6
Return on average total capital	9.2	10.9

The decrease in the total debt to total capital ratio was primarily due to an increase in shareholders’ equity, as well as a net decrease in debt related to the funding of the Paxar acquisition in June 2007.
Our various loan agreements in effect as of September 27, 2008 require that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. Under the loan agreements, the ratio of total debt to earnings before interest, taxes, depreciation, amortization, and other adjustments for the most recent twelve-month fiscal period may not exceed 3.5 to 1.0. In addition, earnings before interest, taxes, and other adjustments, as a ratio to interest for the most recent twelve-month fiscal period may not be less than 3.5 to 1.0. As of September 27, 2008, we are in compliance with these debt covenants.
Decreases in the returns on average shareholders’ equity and total capital in the first nine months of 2008 compared to the first nine months of 2007 were primarily due to higher equity, partially offset by lower total debt outstanding. These ratios are computed using annualized net income (year-to-date net income divided by 3, multiplied by 4) and a three-quarter average denominator for equity and total debt accounts.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At September 27, 2008, we had cash and cash equivalents of $81.3 million held in accounts managed by third party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, there is no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
Our $1 billion revolving credit facility, which supports our commercial paper programs in the U.S. and Europe, matures in 2012. Based upon our current outlook for our business and market conditions, we believe that this facility, in addition to the committed and uncommitted bank lines of credit maintained in the countries in which we operate, provide the liquidity necessary to fund our operations. During the recent turmoil in the financial markets, we did not experience interruptions in our access to funding.
We have $50 million of long-term debt maturities in the fourth quarter of 2008 and no long-term debt maturities in 2009. Our intention is to fund these debt maturities with cash flow from operations and/or commercial paper borrowings.
We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.
Capital from Debt
Our total debt increased approximately $11 million in the first nine months of 2008 to approximately $2.27 billion compared to approximately $2.26 billion at year end 2007, reflecting primarily an increase in short-term borrowings associated with the DM Label acquisition, partially offset by a reduction of short-term borrowings used for general operational requirements. Refer to “Borrowings and Repayment of Debt” in the “Cash Flow Used in Financing Activities” section above for further information.
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

Avery Dennison Corporation
Our Credit Ratings as of September 27, 2008:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service (“S&P”)	A-2	BBB+	Negative
Moody’s Investors Service (“Moody’s”)	P2	Baa1	Negative

Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Industry Investigations
We previously announced that we had been notified by the European Commission, the United States Department of Justice (“DOJ”), the Competition Law Department of the Department of Justice of Canada and the Australian Competition & Consumer Commission of their respective investigations into competitive practices in the label stock industry. We cooperated with all of these investigations, and all have been terminated without further action by the authorities.
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
Environmental
We have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at nineteen waste disposal or waste recycling sites, including Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
As of September 27, 2008, our estimated accrued liability associated with compliance and remediation costs was approximately $60 million, including estimated liabilities related to our recent acquisitions.
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
In addition, on or about October 10, 2008, we notified relevant authorities that we had discovered questionable payments to certain foreign customs and other regulatory officials by some employees of our recently acquired companies. These payments do not appear to have been made for the purpose of obtaining business from any governmental entity. We are in the process of conducting a review and are taking remedial measures to comply with the provisions of the U.S. Foreign Corrupt Practices Act.
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

Avery Dennison Corporation
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
We participate in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by us. At September 27, 2008, we had guaranteed approximately $14 million.
As of September 27, 2008, we guaranteed up to approximately $22 million of certain of our foreign subsidiaries’ obligations to their suppliers, as well as approximately $573 million of certain of our subsidiaries’ lines of credit with various financial institutions.
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
RECENT ACCOUNTING REQUIREMENTS
During the first nine months of 2008, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board and the SEC were issued. Refer to Note 18, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.
SAFE HARBOR STATEMENT
The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements and financial or other business targets are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results, performance or achievements of the Company expressed or implied by such forward-looking statements.

Avery Dennison Corporation
Certain of such risks and uncertainties are discussed in more detail in Part II, Item 1A, “Risk Factors,” to this Form 10-Q for the quarter ended September 27, 2008 and Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions, including synergies expected from the integration of the Paxar business in the time and at the cost anticipated; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand affecting sales to customers; impact of competitive products and pricing; selling prices; business mix shift; volatility of capital and credit markets; credit risks; ability of the Company to obtain adequate financing arrangements and to maintain access to capital; fluctuations in interest rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings, including previous government investigations into industry competitive practices, and any related proceedings or lawsuits pertaining thereto or to the subject matter thereof related to the concluded investigations by the U.S. Department of Justice (“DOJ”), the European Commission, the Australian Competition & Consumer Commission and the Canadian Department of Justice (including purported class actions seeking treble damages for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation), as well as the impact of potential violations of the U.S. Foreign Corrupt Practices Act; changes in governmental regulations; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, natural disasters; and other factors.
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

Avery Dennison Corporation
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
The Company periodically assesses its overall control environment, including the control environment of acquired businesses.
There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at nineteen waste disposal or waste recycling sites, including Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
As of September 27, 2008, the Company’s estimated accrued liability associated with compliance and remediation costs was approximately $60 million, including estimated liabilities related to the Company’s recent acquisitions.
Other amounts currently accrued are not significant to the consolidated financial position of the Company and, based upon current information, management believes it is unlikely that the resolution of these matters will significantly impact the Company’s consolidated financial position, results of operations or cash flows.
On August 26, 2008, the Company was notified that the Australian Competition & Consumer Commission had closed its investigation (initiated in August 2005) into the Company’s activities in the label stock industry without further action.
In April 2003, the U.S. Department of Justice (“DOJ”) filed a complaint challenging the then proposed merger of UPM-Kymmene (“UPM”) and the Morgan Adhesives (“MACtac”) division of Bemis Co., Inc. (“Bemis”). The complaint alleged, among other things, that “UPM and [Avery Dennison] have already attempted to limit competition between themselves, as reflected in written and oral communications to each other through high level executives regarding explicit anticompetitive understandings, although the extent to which these efforts have succeeded is not entirely clear to the United States at the present time.” The DOJ concurrently announced a criminal investigation into competitive practices in the label stock industry. Other investigations into competitive practices in the label stock industry were subsequently initiated by the European Commission, the Competition Law Division of the Department of Justice of Canada, and the Australian Competition & Consumer Commission. The Company cooperated with all of these investigations, and all have subsequently been terminated without further action by the authorities.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, essentially repeating the underlying allegations of the DOJ merger complaint. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The Company and other defendants opposed this motion. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. On August 28, 2007, plaintiffs moved to lift the discovery stay, which the Company opposed. The court substantively granted class certification on November 19, 2007. The Company filed a petition to appeal this decision on December 4, 2007, which was denied on March 6, 2008. On July 22, 2008, the district court held a hearing to set a schedule for merits discovery. The court subsequently entered an order that requires the parties to complete fact discovery by June 22, 2009. Dispositive motions are due on March 19, 2010. The Company intends to defend these matters vigorously.
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

Avery Dennison Corporation
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
On August 18, 2005, the Australian Competition & Consumer Commission notified two of the Company’s subsidiaries in Australia that it was seeking information in connection with a label stock investigation. The Company cooperated with the now closed investigation.
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
In addition, on or about October 10, 2008, the Company notified relevant authorities that it had discovered questionable payments to certain foreign customs and other regulatory officials by some employees of its recently acquired companies. These payments do not appear to have been made for the purpose of obtaining business from any governmental entity. The Company is in the process of conducting a review and is taking remedial measures to comply with the provisions of the U.S. Foreign Corrupt Practices Act.
The Company and its subsidiaries are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of the Company’s business. Based upon current information, management believes that the resolution of these other matters will not materially affect the Company’s financial position.
ITEM 1A. RISK FACTORS
Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to matters described in Part I, Item 1A, of the Company’s Form 10-K for the fiscal year ended December 29, 2007. Set forth below is an update to such risk factors.
Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers, suppliers, and our business.
Financial markets in the United States, Europe and Asia have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations, inflation, reduced consumer spending, and fluctuations in foreign currency exchange rates. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets in major economies. These economic developments affect our customers and our suppliers and businesses such as ours. In addition, they could have a variety of negative effects such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, require recognition of impairments of capitalized assets, including goodwill and other intangibles, and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.
We are not able to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Avery Dennison Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable
(b)	Not Applicable

(c)	Purchases of Equity Securities by Issuer
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. Repurchases of equity securities during the third quarter ended September 27, 2008 are listed in the following table.

	Total number	Average price	Total number of shares	Maximum number of shares
	of shares	paid per	purchased as part of	that may yet be purchased
(Shares in thousands, except per share amounts)	purchased	share	publicly announced plans	under the plans

August 24, 2008 - September 27, 2008	202.7	$48.43	202.7	3,952

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Information called for in this Item during the period is incorporated by reference to Part II, Item 4 in the Company’s Form 10-Q filed on August 7, 2008.
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 3.1	Restated Certification of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State, is incorporated by reference to the third quarterly report for 2002 on Form 10-Q, filed November 12, 2002

Exhibit 3.2	By-laws, as amended, is incorporated by reference to the current reports on Form 8-K, filed July 30, 2007 and December 13, 2006

Exhibit 10.1	Avery Dennison Office Products Company — Credit Agreement, amended and restated, is incorporated by reference to the second quarterly report for 2008 on Form 10-Q, filed August 7, 2008

Exhibit 10.2	Revolving Credit Agreement, amended and restated, is incorporated by reference to the third quarterly report for 2007 on Form 10-Q, filed November 7, 2007

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Avery Dennison Corporation

Exhibit 32.2	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

November 6, 2008