Form 10-K
period 2008-12-27
AVERY DENNISON CORPORATION
filed 2009-02-25
CIK 8818

2008 10-K

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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

The aggregate market value of voting stock held by non-affiliates as of June 27, 2008, was $4,280,486,302.

Number of shares of common stock, $1 par value, outstanding as of January 23, 2009: 106,285,574.

The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:

Portions of Annual Report to Shareholders for fiscal year ended December 27, 2008 (the “2008 Annual Report”)	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 23, 2009 (the “2009 Proxy Statement”)	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2008 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS

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

Our businesses include the production of pressure-sensitive materials, office products and a variety of tickets, tags, labels and other converted products. Some pressure-sensitive materials are sold to label printers and converters that “convert” the materials into labels and other products through embossing, printing, stamping and die-cutting. Some are sold by us in converted form as printable media, tapes and reflective sheeting. We also manufacture and sell a variety of office products and other converted products and other items not involving pressure-sensitive components, such as binders, organizing systems, markers, fasteners, business forms, as well as tickets, tags, radio-frequency identification (“RFID”) inlays, and imprinting equipment for retail and apparel manufacturers.

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

Because self-adhesive materials are easy to apply without the need for adhesive activation, the use of self-adhesive materials often provides cost savings compared with other materials that require heat- or moisture-activated adhesives. Self-adhesive materials also provide consistent and versatile adhesion and are available in a large selection of materials in nearly any size, shape and color.

Our reporting segments are:

•	Pressure-sensitive Materials

•	Retail Information Services

•	Office and Consumer Products

In addition to our reporting segments, we have other specialty converting businesses comprised of several businesses that produce specialty tapes and highly engineered labels including RFID inlays and labels, and other converted products.

Although our segment structure remained the same as reported in the prior year, in 2008, we transferred a business from our other specialty converting businesses to Retail Information Services to align with a change in our internal reporting structure. Prior year amounts included herein have been reclassified to conform to the current year presentation.

On June 15, 2007, we completed the acquisition of Paxar Corporation (“Paxar”), a global leader in retail tag, ticketing, and branding systems. The Paxar operations are included in the Company’s Retail Information Services segment. In accordance with the terms of the acquisition agreement, each outstanding share of Paxar common stock was converted into the right to receive $30.50 in cash. See Retail Information Services Segment below for further information.

On April 1, 2008, we completed the acquisition of DM Label Group (“DM Label”), a manufacturer of labels, tags and tickets for retail and apparel applications, including woven labels. DM Label operations are included in the

Company’s Retail Information Services segment. Since the acquisition, the impact of this acquisition on our revenues was approximately $36 million.

In 2008, the Pressure-sensitive Materials segment contributed approximately 54% of our total sales, while the Retail Information Services and Office and Consumer Products segments contributed approximately 23% and 14%, respectively, of our total sales.

In 2008, international operations constituted a significant portion of our business and represented approximately 65% of our sales. We expanded our operations, focusing particularly on Asia, Latin America and Eastern Europe. As of December 27, 2008, we operated approximately 200 manufacturing and distribution facilities located in over 60 countries, and employed approximately 36,000 persons worldwide.

We are subject to certain risks referred to in Item 1A, “Risk Factors,” and Item 3, “Legal Proceedings,” below, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuations, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings, and the availability and pricing of raw materials.

Except as set forth below, no single customer represented 10% or more of our net sales or trade receivables at year end 2008 and 2007. However, our ten largest customers at year end 2008 represented approximately 13% of trade accounts receivable and consisted of five customers of our Office and Consumer Products segment, four customers of our Pressure-sensitive Materials segment and one customer of both these segments. The financial position and operations of these customers are monitored on an ongoing basis (see “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”). United States export sales are not a significant part of our business. Backlogs are not considered material in the industries in which we compete.

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

On December 1, 2005, Kent Kresa was elected non-executive Chairman. Mr. Kresa presides at executive sessions of the Board. During 2008, the Board held five executive sessions with non-management directors only during regularly scheduled Board meetings, including one executive session with independent directors only. Stockholders and other interested parties may write to Mr. Kresa concerning matters other than accounting and auditing matters c/o Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103. Stockholders may also write to John T. Cardis, Chairman of the Audit Committee, regarding accounting and auditing matters c/o Secretary at the same address.

Pressure-sensitive Materials Segment

The Pressure-sensitive Materials segment manufactures and sells Fasson-, JAC-, and Avery Dennison-brand pressure-sensitive materials, Avery-brand graphics and graphic films, Avery Dennison-brand reflective products, and performance polymers. The business of this segment is generally not seasonal, except for certain outdoor graphics and reflective products and operations in Western Europe. Pressure-sensitive materials consist primarily of papers, plastic films, metal foils and fabrics, which are coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. These materials are sold to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications on a worldwide basis.

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

Retail Information Services Segment

The Retail Information Services segment designs, manufactures and sells a wide variety of price marking and brand identification products for retailers, apparel manufacturers, distributors and industrial customers on a worldwide basis. The business of this segment is seasonal, with higher volume generally in advance of the back-to-school, spring, and holiday shipping periods.

Our brand identification products include woven and printed labels, graphic tags and barcode tags. Our information management products include price tickets, carton labels, RFID tags and printing applications for supply chain and security management. Our solution enabling products include barcode printers, molded plastic fastening and application devices and security management products.

As discussed above, we completed the acquisition of Paxar in June 2007. The combination of the Paxar business into this segment increases our presence in the retail information and brand identification market, broadens the range of our product and service capabilities, and improves our ability to meet customer demands for product innovation. The integration of this acquisition into our operations has resulted in significant cost synergies.

In this segment, some of our competitors are SML Group, Checkpoint Systems, Inc. and Shore To Shore, Inc. We believe that our ability to serve our customers with product innovation, a comprehensive brand identification and information management product line, our global distribution network, service, quality, and geographic reach are the key advantages in developing and maintaining our competitive position.

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

Other specialty converting businesses

Other specialty converting businesses include our specialty tape, industrial, performance films and automotive products, business media, RFID and security printing businesses. These businesses manufacture and sell specialty tapes, highly engineered films, RFID inlays, pressure-sensitive postage stamps and other converted products. These businesses are generally not seasonal, except for certain automotive products due to plant shutdowns by automotive manufacturers.

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

In addition, we sell specialty print-receptive films to the industrial label market, metallic dispersion products to the packaging industry, and proprietary wood grain and other patterns of film laminates for housing exteriors, and interior and exterior automotive applications.

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

Research and Development

Many of our current products are the result of our research and development efforts. Our expenses for research, design and testing of new products and applications by our operating units and the Avery Research Center (the “Research Center”) located in Pasadena, California were $94 million in 2008, $95.5 million in 2007, and $87.9 million in 2006. A significant number of our research and development activities are conducted at the Research Center, which supports each of our operating segments.

Our operating units’ research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with customers. The Research Center supports our operating units’ patent and product development work, and focuses on improving adhesives, materials and coating processes, as well as related product applications and ventures. These efforts often focus on projects relating to printing and coating technologies, as well as adhesive, release and ink chemistries.

The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery, Fasson, Avery Dennison and the Company’s symbol. These trademarks are significant in the markets in which our products compete.

Three-Year Summary of Segment Information

Certain financial information on our reporting segments and other specialty converting businesses for the three years ended December 27, 2008, which appear in Note 12, “Segment Information,” in the Notes to Consolidated Financial Statements beginning on page 69 of our 2008 Annual Report to Shareholders, are incorporated herein by reference.

Other Matters

We use various raw materials, primarily paper, plastic films and resins, as well as specialty chemicals purchased from various commercial and industrial sources, which are subject to price fluctuations. Although shortages could occur from time to time, these raw materials are generally available.

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

We have developed adhesives and adhesive processing systems that minimize the use of solvents. Emulsion adhesives, hot-melt adhesives or solventless silicone systems have been installed in our facilities in Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; and Quakertown, Pennsylvania; as well as in other plants in the United States, Argentina, Australia, Belgium, Brazil, Canada, China, Colombia, France, Germany, India, Korea, Luxembourg, Malaysia, Mexico, the Netherlands, South Africa, Thailand and the United Kingdom.

Based on current information, we do not believe that the cost of complying with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, consolidated financial position or results of operations.

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

Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to, the following:

The demand for our products is impacted by the effects of, and changes in, worldwide conditions, which could have an adverse effect on our sales and profitability.

We have operations in over 60 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in the political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign subsidiaries), and international trade regulations (including tariffs) in the countries in which we operate, as well as the impact of these conditions on the underlying demand for our products.

Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers, suppliers and our business.

Financial markets in the United States, Europe and Asia have experienced significant disruption in recent months, including, among other things, significant volatility in security prices, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations, inflation, reduced consumer spending, and fluctuations in foreign currency exchange rates. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets in major economies. These economic developments affect our customers and our suppliers and businesses such as ours. In addition, they could have a variety of negative effects such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, require recognition of impairments of capitalized assets, including goodwill and other intangibles, and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

We are not able to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Foreign currency exchange rates, and fluctuations in those rates, may affect our sales and profitability.

Approximately 65% of our sales are from international operations. Fluctuations in currencies can cause transaction, translation and other losses to us, which can negatively impact our sales and profitability. Margins on sales of our products in foreign countries could be materially and adversely affected by foreign currency exchange rate fluctuations.

We monitor our foreign currency exposures and may, from time to time, use hedging instruments to mitigate exposure to certain transactions denominated in foreign currencies. The use of such hedging activities may not offset any, or more than a portion of, the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

We are affected by competitive conditions and customer preferences. If we do not compete effectively, we could lose market share and experience falling prices, adversely affecting our financial results.

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

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or pass on costs of raw materials and labor.

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

Potential adverse developments in legal proceedings, investigations and other legal, compliance and regulatory matters, including those involving product and trade compliance, Foreign Corrupt Practices Act issues and other matters, could impact us materially.

Our financial results could be materially adversely impacted by an unfavorable outcome to pending or future litigation and investigations, including but not limited to, proceedings or lawsuits related to class actions seeking treble damages for alleged unlawful competitive practices, the impact of potential violations of the U.S. Foreign Corrupt Practices Act, and other legal, compliance and regulatory matters, including, but not limited to, product, customs and trade compliance matters. See Item 1, “Legal Proceedings.” There can be no assurance that any investigation or litigation outcome will be favorable.

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

We have acquired companies and may continue to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and personnel.

In order to grow our product lines and expand into new markets, we have made acquisitions and may do so in the future. For example, we acquired DM Label and Paxar in 2008 and 2007, respectively. Various risks, uncertainties, and costs are associated with the acquisitions. Effective integration of systems, controls, objectives, personnel, product lines, markets, customers, suppliers, production facilities and cost savings can be difficult to achieve and the results are uncertain, particularly across our geographically dispersed organization. We may not be able to retain key personnel of an acquired company and we may not be able to successfully execute integration strategies or achieve projected performance targets set for the business segment into which an acquired company is integrated. Both prior to and after the closing of the transactions, our business and those of the acquired company or companies may suffer due to uncertainty or diversion of management attention.

There can be no assurance that acquisitions will be successful and contribute to our profitability and we may not be able to identify new acquisition opportunities in the future.

Our substantial indebtedness could limit our ability to incur additional debt to fund business needs over the medium term.

As a result of the Paxar acquisition in 2007, our debt levels approximately doubled. Although significant debt reduction is anticipated over the medium term from the generation of cash flow in our underlying businesses, circumstances both within and beyond our control could cause debt levels to remain elevated for a longer time frame than anticipated. These higher debt levels could negatively impact our ability to meet other business needs or opportunities and could result in higher financing costs.

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

Our ability to develop and successfully market new products and applications is important for our business.

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

We also could have our intellectual property infringed. We attempt to protect and restrict access to our intellectual property and proprietary information, by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as on nondisclosure agreements, but it may be possible for a third party to obtain our information without our authorization, to independently develop similar technologies, or to breach a non-disclosure agreement entered into with us. In addition, many of the countries in which we operate do not have intellectual property laws that protect proprietary rights as fully as in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain competitive advantages we have, cause us to lose sales, or otherwise harm our business. Further, the costs involved to protect our intellectual property rights could adversely impact our profitability.

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

Changes in our tax rates could affect our future results.

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation. We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.

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

The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.

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

There is significant competition to recruit and retain skilled employees. Due to expansion in certain markets and the ongoing productivity efforts and recent employee reductions, it may be difficult for us to retain and recruit sufficient numbers of highly-skilled employees.

We have outsourced certain services to multiple third-party service providers, and may outsource other services in the future to achieve cost savings and efficiencies. Service provider delays, resource availability, business issues or errors may lead to disruption in our businesses and/or increased costs. If we do not effectively develop, implement and manage outsourcing strategies, or if third-party providers do not perform effectively and timely, or we experience problems with a transition, we may not be able to achieve our expected cost savings, and may have to incur additional costs and experience delays to correct errors made by such service providers.

We need to comply with numerous environmental, health, and safety laws.

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

We are subject to risks associated with the availability and coverage of various types of insurance.

We have various types of insurance including property, workers compensation and general liability. Insurance costs can be unpredictable and may adversely impact our financial results. We retain some portion of our insurable risks, and therefore, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on our financial results.

Significant disruption to our information technology infrastructure could adversely impact our operations, sales, customer relations, and financial results.

We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our worldwide divisions. Like other information technology systems, ours is susceptible to a number of factors including, but not limited to, damage or interruptions resulting from a variety of causes such as obsolescence, natural disasters, power failures, human error, viruses and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or if installation is delayed, could cause delays or cancellation of customer orders, impede the manufacture or shipment of products, and disrupt the processing of transactions. We have implemented certain measures to reduce our risk related to system and network disruptions, but if a disruption occurs, we could incur significant losses and remediation costs.

Additionally, we rely on services provided by third-party vendors for a significant portion of our information technology support, development and implementation, which may make our operations vulnerable to such third parties’ failure to perform adequately.

Miscalculation of our infrastructure needs could adversely impact our financial results.

Projected requirements of our infrastructure investments may differ from actual levels if our volume growth is not as we anticipate. Our infrastructure investments are generally long-term in nature, and it is possible that these investments may not generate our expected return due to changes in the marketplace, failures to complete implementation, and other factors. Significant changes from our expected need for and/or returns on infrastructure investments could adversely affect our financial results.

Our share price may be volatile.

Our stock price, which has at times experienced substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including current performance and market expectations for our future performance, the level of perceived growth of our industries, and announcements concerning investigations, can also impact our share price. There can be no assurance that our stock price will be less volatile in the future.

If our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing from capital markets.

Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings. If our credit ratings are further downgraded, our financial flexibility could decrease and the cost to borrow would increase.

Our reputation, sales, and earnings could be affected adversely if the quality of our products and services does not meet customer expectations.

There are occasions when we manufacture products with quality issues resulting from defective materials, manufacturing, packaging or design. Many of these issues are discovered before shipping, thus causing delays in shipping, delays in the manufacturing process, and occasionally cancelled orders. When issues are discovered after shipment, this causes additional shipping costs, possible discounts, possible refunds, and potential loss of future sales. Both pre-shipping and post-shipping quality issues can result in financial consequences along with a negative impact on our reputation.

Some of our products are sold by third parties.

Our products are not only sold by us, but by third-party distributors and retailers as well. Some of our distributors also market products that compete with our products. Changes in the financial or business condition or purchasing decisions of these third parties or their customers could affect our sales and profitability.

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

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges.

Changes in our business strategies may increase our costs and could affect the profitability of our businesses.

As changes in our business environment occur, we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses. When these changes occur, we may incur costs to change our business strategy and may need to write down the value of assets. We may also need to invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain. In any of these events, our costs may increase, our assets may be impaired, or our returns on new investments may be lower than prior to the change in strategy.

The risks described above are not exclusive. If any of the above risks actually occur, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 27, 2008, we operated over forty principal manufacturing facilities in excess of 100,000 square feet. The following sets forth the locations of such principal facilities and the operating segments for which they are presently used:

Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield and Lowell, Indiana; Fairport Harbor, Hamilton, Mentor and Painesville, Ohio; and Quakertown, Pennsylvania

Foreign	Vinhedo, Brazil; Ajax, Canada; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; Hazerswoude, the Netherlands; and Cramlington, United Kingdom

Retail Information Services Segment

Domestic	Greensboro and Lenoir, North Carolina; Miamisburg, Ohio

Foreign	Guangzhou, Hong Kong, Kunshan, Nansha, Panyu, Shenzhen, and Suzhou China; Loehne and Sprockhovel, Germany; Ancarano, Italy; Biyagama, Sri Lanka; Taichung, Taiwan; and Thuan An, Vietnam

Office and Consumer Products Segment

Domestic	Chicopee, Massachusetts; and Meridian, Mississippi

Foreign	Oberlaindern, Germany; and Juarez and Tijuana, Mexico

Other specialty converting businesses

Domestic	Schererville, Indiana; Painesville, Ohio; and Clinton, South Carolina

Foreign	Turnhout, Belgium; and Kunshan, China

In addition to our principal manufacturing facilities described above, our other principal facilities include our corporate headquarters facility and research center in Pasadena, California, and divisional offices located in Brea and Westlake Village, California; Framingham, Massachusetts; Mentor, Ohio; Hong Kong and Kunshan, China; Leiden, the Netherlands; and Zug, Switzerland.

All of our principal properties identified above are owned except certain facilities in Brea and Westlake Village, California; Hong Kong, Guangzhou, Shenzhen, and Panyu, China; Loehne, Oberlaindern, and Sprockhovel, Germany; Juarez, Mexico; Greensboro, North Carolina; Hamilton and Mentor, Ohio; Biyagama, Sri Lanka; Taichung, Taiwan; and Zug, Switzerland, which are leased.

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

The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at seventeen waste disposal or waste recycling sites, including Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

As of December 27, 2008, the Company’s estimated accrued liability associated with compliance and remediation costs was approximately $60 million, including estimated liabilities related to the Company’s recent acquisitions. See also Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements beginning on page 60 of the Company’s 2008 Annual Report to Shareholders, which is incorporated herein by reference.

On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM, Bemis and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices with allegations including that the defendants attempted to limit competition between themselves through anticompetitive understandings. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and

consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The Company and other defendants opposed this motion. On March 1, 2007, the court heard oral argument on the issue of the appropriateness of class certification. On August 28, 2007, plaintiffs moved to lift the discovery stay, which the Company opposed. The court substantively granted class certification on November 19, 2007. The Company filed a petition to appeal this decision on December 4, 2007, which was denied on March 6, 2008. On July 22, 2008, the district court held a hearing to set a schedule for merits discovery. The court subsequently entered an order that requires the parties to complete fact discovery by June 22, 2009. Dispositive motions are due on March 19, 2010. On January 27, 2009, the Company moved the court to decertify the class. The Company intends to defend these matters vigorously.

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices with allegations including that the defendant parties attempted to limit competition between themselves through anticompetitive understandings. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, The Harman Press amended its complaint to add Bemis’ subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. The Nebraska, Kansas and Vermont cases are currently stayed. Defendants’ motion to dismiss the Tennessee case, filed on March 30, 2006, is pending. The Company intends to defend these matters vigorously.

The Board of Directors created an ad hoc committee comprised of certain independent directors to oversee the foregoing matters.

The Company is unable to predict the effect of these matters at this time, although the effect could be adverse and material.

In 2005, the Company contacted relevant authorities in the U.S. and reported on the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the Company’s reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been minor in amount and of limited duration. Corrective and disciplinary actions have been taken. Sales of the Company’s reflective business in China in 2005 were approximately $7 million. Based on findings to date, no changes to the Company’s previously filed financial statements are warranted as a result of these matters. However, the Company expects that fines or other penalties could be incurred. While the Company is unable to predict the financial or operating impact of any such fines or penalties, it believes that its behavior in detecting, investigating, responding to and voluntarily disclosing these matters to authorities should be viewed favorably.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

		Served as
		Executive Officer	Former Positions and Offices
Name	Age	since	with Avery Dennison

Dean A. Scarborough(2) President and Chief Executive Officer (also Director of Avery Dennison)	53	August 1997	2000-2005	President and Chief Operating Officer
Robert G. van Schoonenberg(3) Executive Vice President and Chief Legal Officer	62	December 1981	1997-2000	Senior Vice President, General Counsel and Secretary
Daniel R. O’Bryant Executive Vice President, Finance and Chief Financial Officer	51	January 2001	2001-2005	Senior Vice President Finance and Chief Financial Officer
Diane B. Dixon Senior Vice President, Corporate Communications and Advertising	57	December 1985	1997-2000	Vice President, Worldwide Communications and Advertising
Anne Hill Senior Vice President and Chief Human Resources Officer	49	May 2007	2004-2006	Vice President, Global Human Resources, Chiron Corporation(4)
Robert M. Malchione Senior Vice President, Corporate Strategy and Technology	51	August 2000	2000-2001	Senior Vice President, Corporate Strategy
Susan C. Miller Senior Vice President, General Counsel and Secretary	49	March 2008	2008 2007 1998-2006	Senior Vice President and General Counsel Vice President and General Counsel Assistant General Counsel
Mitchell R. Butier Corporate Vice President, Global Finance and Chief Accounting Officer	37	May 2007	2007 2004-2006	Vice President, Controller and Chief Accounting Officer Vice President, Finance, Retail Information Services
Karyn E. Rodriguez Vice President and Treasurer	49	June 2001	1999-2001	Assistant Treasurer, Corporate Finance and Investments
Timothy G. Bond Group Vice President, Office Products	51	March 2008	2007 2003-2006	Vice President and General Manager, Office Products Group Vice President and General Manager, Office Products North America
Timothy S. Clyde Group Vice President, Specialty Materials and Converting	46	February 2001	2001-2007	Group Vice President, Office Products
Terrence L. Hemmelgarn Group Vice President, Retail Information Services	45	June 2007	2003-2006	Vice President and General Manager, Retail Information Services
Donald A. Nolan Group Vice President, Roll Materials	48	March 2008	2005-2007 2004	Senior Vice President, Global Packaging and Automotive Coatings Valspar Corporation(4) Group Vice President, Packaging Valspar Corporation(4)

(1)	All officers are elected to serve a one-year term and until their successors are elected and qualify.

(2)	Mr. Scarborough was elected President and Chief Executive Officer effective May 1, 2005.

(3)	Mr. van Schoonenberg retired from the Company on December 31, 2008.

(4)	Business experience during past 5 years prior to service with the Company.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (b) The information called for by this item appears on pages 20 and 77 of our 2008 Annual Report to Shareholders and under the Equity Compensation Plan Information table in the 2009 Proxy Statement. The information on page 77 and under the Equity Compensation Plan Information table in the 2009 Proxy Statement called for by this item are incorporated herein by reference. The information on page 20 of our 2008 Annual Report to Shareholders is not being incorporated herein by reference.

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

The Company did not repurchase any registered equity securities in the fourth fiscal quarter of 2008.

Item 6.	SELECTED FINANCIAL DATA

Selected financial data for each of the Company’s last five fiscal years appears on page 19 of our 2008 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

• Definition of Terms	17
• Overview and Outlook	18
• Analysis of Results of Operations	22
• Results of Operations by Segment	25
• Financial Condition	28
• Uses and Limitations of Non-GAAP Measures	37
• Related Party Transactions	37
• Critical Accounting Policies and Estimates	38
• Recent Accounting Requirements	43
• Safe Harbor Statement	43

DEFINITION OF TERMS

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Our discussion of financial results includes several non-GAAP measures to provide additional information concerning Avery Dennison Corporation’s (the “Company’s”) performance. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, GAAP financial measures. These non-GAAP financial measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP. Refer to “Uses and Limitations of Non-GAAP Measures.”

We use the following terms:

•	Organic sales growth (decline) refers to the change in sales excluding the estimated impact of currency translation, acquisitions and divestitures;

•	Segment operating income (loss) refers to income before interest and taxes;

•	Free cash flow refers to cash flow from operations and net proceeds from sale of investments, less payments for property, plant and equipment, software and other deferred charges; and

•	Operational working capital refers to trade accounts receivable and inventories, net of accounts payable.

As a result of the sale of our raised reflective pavement marker business during 2006 (discussed below in “Divestitures”), the discussions which follow reflect our restated results for the accounting change, as well as summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

OVERVIEW AND OUTLOOK

Overview

Sales

Our sales from continuing operations increased 6% in 2008 compared to growth of 13% in 2007, driven primarily by the acquisitions of Paxar Corporation (“Paxar”) and DM Label Group (“DM Label”) and the effect of currency translation.

Estimated change in sales due to:	2008	2007	2006

Organic sales growth (decline)	(3)%	1%	3%
Foreign currency translation	3	5	—
Acquisitions, net of divestitures	7	8	(1)

Reported sales growth(1)	6%	13%	2%

(1)	Totals may not sum due to rounding

On an organic basis, the decline of 3% in 2008 reflected worsening global economic conditions in 2008, which were experienced first in the U.S., then Western Europe, then in our emerging markets (Asia, Eastern Europe and Latin America). Organic sales growth of 1% in 2007 reflected international growth, partially offset by slower and more competitive market conditions in North America.

Net Income

Net income decreased $37 million, or 12%, in 2008 compared to 2007.

Negative factors affecting the change in net income included:

•	Reduced fixed cost leverage due to sales decline on an organic basis

•	Cost inflation, including raw material and energy costs

•	Incremental interest expense and amortization of intangibles related to the Paxar and DM Label acquisitions

•	The carryover effect of a more competitive pricing environment in the roll materials business in the prior year, partially offset by current year price increases

Positive factors affecting the change in net income included:

•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Benefits from foreign currency translation and acquisitions

•	Lower effective tax rate

•	Lower asset impairment and restructuring charges related to cost reduction actions

•	Lower transition costs related to the integration of Paxar

Acquisitions

We completed the Paxar acquisition on June 15, 2007. The combination of the Paxar business into our Retail Information Services segment increases our presence in the retail information and brand identification market, combines complementary strengths and broadens the range of our product and service capabilities, improves our ability to meet customer demands for product innovation and improved quality of service, and facilitates expansion into new product and geographic segments. See “Paxar Acquisition-related Actions” below for information on cash costs incurred and cost synergies achieved during integration.

We completed the DM Label acquisition on April 1, 2008. DM Label operations are included in our Retail Information Services segment.

See Note 2, “Acquisitions,” to the Consolidated Financial Statements for further information.

Paxar Acquisition-related Actions

The following integration actions resulted in headcount reductions of approximately 1,695 positions in our Retail Information Services segment:

	Paxar
	Acquisition-	Headcount
(Dollars in millions)	related costs(1)	Reduction

2007 Restructuring(2)	$31.2	200
2007 Transition costs(2)	43.0	—
2008 Restructuring(2)	5.6	130
2008 Transition costs(2)	19.9	—
2007 Purchase price adjustments	20.5	855
2008 Purchase price adjustments	6.0	510

Total Paxar integration actions	$126.2	1,695

Change-in-control costs (purchase price adjustment)	27.8

Total Paxar acquisition-related costs	$154.0

(1)	Includes severance, asset impairment and lease cancellation charges, where applicable

(2)	Recorded in the Consolidated Statement of Income

At year end, the Paxar integration was essentially complete. Cost synergies resulting from the integration were approximately $20 million in 2007 and an incremental $88 million in 2008. We expect to realize incremental savings of approximately $12 million in 2009.

Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements for further information.

Cost Reduction Actions

Q4 2008 — 2009 Actions

In response to worsening market conditions, we are undertaking new restructuring actions that began in the fourth quarter of 2008 that are expected to impact approximately 10% of the Company’s global workforce. Refer to the “Outlook” section for total estimated costs to be incurred and annualized savings expected to be achieved through these actions.

In the fourth quarter of 2008, we recorded $12.3 million in pretax charges related to these restructuring actions, consisting of severance and related employee costs, asset impairment charges, and lease cancellation costs. Severance and employee related costs related to approximately 700 positions, impacting all of our segments and geographic regions. We expect to realize savings of approximately $18 million in 2009 related to these charges.

Q1 2008 — Q3 2008 Actions

During the first three quarters of 2008, we implemented cost reduction actions resulting in pretax charges of $22.8 million, including severance and employee related costs for approximately 645 positions, asset impairment charges, and lease cancellation costs. We expect to achieve annualized savings of approximately $20 million (most of which will benefit 2009) as a result of these restructuring actions.

Q4 2006 — 2007 Actions

We incurred $31.4 million in pretax charges related to cost reduction actions initiated from late 2006 through the end of 2007, including severance and employee related costs for approximately 555 positions, asset impairment charges, and lease cancellation costs. Savings from these restructuring actions, net of transition costs, were approximately $5 million in 2008 and $32 million in 2007. We expect to realize incremental savings of $8 million in 2009.

Q4 2005 — Q3 2006 Actions

During 2007 and 2006, we realized annualized pretax savings (net of transition costs) of over $90 million, resulting from restructuring actions initiated in the fourth quarter of 2005. These restructuring actions resulted in headcount reductions of approximately 1,150 positions, which impacted all of our segments and geographic regions and were completed in 2006.

Refer to Note 10, “Cost Reduction Actions,” to the Consolidated Financial Statements for further information.

Divestitures

The divestiture of our raised reflective pavement marker business, which had sales of approximately $23 million in 2005, was completed during the second quarter of 2006 and resulted in a tax benefit due to capital losses arising from the sale of the business. The results of this business have been accounted for as discontinued operations in 2006. This business was previously included in the Pressure-sensitive Materials segment.

In addition, the divestitures of two product lines were completed in the first quarter of 2006. The first product line, which was included in the Office and Consumer Products segment, had estimated sales of $60 million in 2005, with minimal impact to income from operations. The second product line, which was included in other specialty converting businesses, had annual sales of approximately $10 million in 2005, with minimal impact to income from operations.

Free Cash Flow

We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. Management believes that it is appropriate to measure cash flow (including net proceeds from sale of investments) after spending on property, plant, equipment, software and other deferred charges because such spending is considered integral to maintaining or expanding our underlying business. This measure is not intended to represent the residual cash available for discretionary purposes. Refer to “Uses and Limitations of Non-GAAP Measures” for further information regarding limitations of this measure.

(In millions)	2008	2007	2006

Net cash provided by operating activities	$539.7	$499.4	$510.8
Purchase of property, plant and equipment	(128.5)	(190.5)	(161.9)
Purchase of software and other deferred charges	(63.1)	(64.3)	(33.4)
Proceeds from sale of investments, net(1)	17.2	—	16.3

Free cash flow	$365.3	$244.6	$331.8

(1)	Net proceeds from sale of investments are related to the sale of securities held by our captive insurance company and other investments in 2008 and a sale of a long-term investment in 2006.

The increase in free cash flow in 2008 of $121 million is primarily due to increased cash flow provided by operating activities and reduced capital spending, partially offset by lower net income compared to 2007.

The decrease in free cash flow in 2007 of $87 million reflects higher spending on property, plant and equipment and software and other deferred charges, as well as lower net income compared to 2006.

See “Analysis of Results of Operations” and “Liquidity” in “Financial Condition” below for more information.

Legal Proceedings

We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices.

As previously disclosed, we have discovered instances of conduct by certain employees that potentially violate the U.S. Foreign Corrupt Practices Act. We reported that conduct to authorities in the U.S. and we believe it is possible that fines or other penalties could be incurred.

The Board of Directors created an ad hoc committee comprised of certain independent directors to oversee the foregoing matters.

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

In light of the global economic environment, we are not providing a 2009 earnings forecast at this time. If current exchange rate trends continue, they would have an unfavorable effect on earnings in 2009.

We expect incremental pension and other employee-related expenses and contributions in 2009.

In response to increased uncertainty resulting from worsening global economic conditions, we initiated new cost reduction actions that target approximately $150 million in annualized savings by 2010, of which an estimated $70 million, net of transition costs, is expected to benefit 2009. We expect to incur approximately $120 million of restructuring charges associated with these actions, with the majority to be incurred in 2009.

In addition to the savings from these new actions, we expect approximately $40 million of savings from previously implemented actions, which includes $12 million of benefits from the Paxar integration.

The total incremental savings from implemented cost reduction actions discussed above are expected to be $110 million for 2009. We anticipate higher charges related to restructuring actions in 2009 compared to 2008.

We anticipate lower interest expense in 2009, subject to currently anticipated retirements and/or refinancings of currently outstanding indebtedness, and assuming a continuation of current market rates for our variable interest rate debt and commercial paper.

The annual effective tax rate will be impacted by future events including changes in tax laws, geographic income mix, tax audits, closure of tax years, legal entity restructuring, and release of, or accrual for, valuation allowances on deferred tax assets. The effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements and the recognition of discrete events.

We anticipate our capital and software expenditures to be in the range of $120 million to $150 million in 2009.

ANALYSIS OF RESULTS OF OPERATIONS

Income from Continuing Operations Before Taxes:

(In millions)	2008	2007	2006

Net sales	$6,710.4	$6,307.8	$5,575.9
Cost of products sold	4,983.4	4,585.4	4,037.9

Gross profit	1,727.0	1,722.4	1,538.0
Marketing, general and administrative expense	1,304.3	1,182.5	1,011.1
Interest expense	115.9	105.2	55.5
Other expense, net	36.2	59.4	36.2

Income from continuing operations before taxes	$270.6	$375.3	$435.2

As a Percent of Sales:	%	%	%

Gross profit (margin)	25.7	27.3	27.6
Marketing, general and administrative expense	19.4	18.7	18.1
Income from continuing operations before taxes	4.0	5.9	7.8

Sales

Sales increased 6% in 2008 and 13% in 2007 driven primarily by acquisitions and the effect of currency translation. The acquisitions of Paxar and DM Label increased sales by an estimated $450 million in 2008. The acquisition of Paxar increased sales by an estimated $510 million in 2007. Foreign currency translation had a favorable impact on the change in sales of approximately $167 million in 2008 compared to approximately $232 million in 2007.

On an organic basis, sales declined 3% in 2008 and grew 1% in 2007. The decline in 2008 primarily reflected worsening global economic conditions in 2008, which were experienced first in the U.S., then Western Europe, then in our emerging markets. Organic sales growth of 1% in 2007 reflected international growth, partially offset by slower and more competitive market conditions in North America.

Organic sales growth (or decline) by our major regions of operation was as follows:

	2008	2007	2006

U.S.	(7)%	(4)%	—
Europe	(1)%	3%	3%
Asia	1%	9%	13%
Latin America	1%	4%	11%

On an organic basis, international sales were roughly flat in 2008, compared to growth of 4% in 2007. The growth in 2007 reflected increases in most of our businesses outside of the U.S., particularly in our emerging markets.

In the U.S., sales on an organic basis declined 7% in 2008 and 4% in 2007 due primarily to the slowdown in the U.S. economy, combined with the reduction of inventories by customers, particularly in the Office and Consumer Products segment.

In our Pressure-sensitive Materials segment, soft market conditions experienced in the second half of 2007 in the roll materials businesses in North America and Europe continued in 2008, spreading to Latin America and Asia. In our Retail Information Services segment, we continued to experience weakness in domestic retail apparel markets in 2008 and began to experience weakness in the European retail markets. Our other specialty converting businesses also experienced declines in 2008 primarily due to lower volume in products sold to the automotive and housing construction industries.

Refer to “Results of Operations by Segment” for further information on segments.

Gross Profit

Gross profit margin in 2008 decreased from 2007 as higher gross profit margin associated with sales from the Paxar business and savings from restructuring actions and other sources of productivity were more than offset by the carryover effect of prior year price competition in the roll materials business, higher raw material and other cost inflation, negative product mix shifts (lower sales of higher gross profit margin products), as well as reduced fixed cost leverage on an organic basis.

Gross profit margin in 2007 decreased from 2006 due to price competition and unfavorable product mix in the roll materials business and higher raw material costs. The negative effect of these factors was partially offset by the addition of the higher gross profit margin Paxar business, as well as benefits from our ongoing productivity improvement and cost reduction actions.

Marketing, General and Administrative Expense

Marketing, general and administrative expense in 2008 increased from 2007, as benefits from productivity improvement initiatives and lower net transition costs related to the Paxar and DM Label acquisitions were more than offset by:

•	Costs associated with the acquired businesses (totaling approximately $123 million, including $15 million in incremental amortization of intangibles)

•	The negative impact of fluctuations in foreign currency (approximately $13 million)

•	Higher employee costs

Marketing, general and administrative expense in 2007 increased from 2006, as savings from restructuring actions and other cost reductions were more than offset by:

•	Costs associated with the Paxar business and related integration expense (totaling approximately $185 million, including $40 million in integration-related transition costs and $12 million in amortization of intangibles)

•	The negative impact of foreign currency translation (approximately $30 million).

Interest Expense

Interest expense increased 10%, or approximately $11 million, in 2008 compared to 2007 due to an increase in borrowings to fund the Paxar and DM Label acquisitions, partially offset by the benefit of lower interest rates.

Other Expense, net

(In millions, pretax)	2008	2007	2006

Restructuring costs	$29.8	$21.6	$21.1
Asset impairment and lease cancellation charges	10.9	17.5	8.7
Asset impairment — integration related	—	18.4	—
Other items	(4.5)	1.9	6.4

Other expense, net	$36.2	$59.4	$36.2

For all three years presented, “Other expense, net” consisted of charges for restructuring, including severance and other employee-related costs, asset impairment charges, and lease cancellation costs, as described above in the “Cost Reduction Actions” and “Paxar Acquisition-related Actions” sections herein. Refer also to Note 10, “Cost Reduction Actions,” to the Consolidated Financial Statements for more information.

In 2008, other items included in “Other expense, net” consisted of a gain on sale of investments ($4.5 million).

In 2007, other items included in “Other expense, net” included:

•	Cash flow hedge loss ($4.8 million)

•	Expenses related to a divestiture ($.3 million)

•	Reversal of accrual related to a lawsuit ($3.2 million)

In 2006, other items included in “Other expense, net” included:

•	Accrual for environmental remediation costs ($13 million)

•	Costs related to a lawsuit and a divestiture ($.8 million)

•	Gain on sale of assets ($5.3 million)

•	Gain on curtailment and settlement of a pension obligation ($1.6 million)

•	Gain on sale of an investment ($10.5 million), partially offset by a charitable contribution to the Avery Dennison Foundation ($10 million)

Net Income:

(In millions, except per share amounts)	2008	2007	2006

Income from continuing operations before taxes	$270.6	$375.3	$435.2
Provision for income taxes	4.5	71.8	76.7

Income from continuing operations	266.1	303.5	358.5
Income from discontinued operations, net of tax	—	—	14.7

Net income	$266.1	$303.5	$373.2

Net income per common share	$2.70	$3.09	$3.74
Net income per common share, assuming dilution	$2.70	$3.07	$3.72

Net income as a percent of sales	4.0%	4.8%	6.7%

Effective tax rate from continuing operations	1.7%	19.1%	17.6%

Provision for Income Taxes

The effective tax rate was approximately 2% for 2008 compared with approximately 19% for 2007. Our 2008 effective tax rate reflects $45.3 million of benefit from changes in the valuation allowance against certain deferred tax assets, favorable geographic income mix, and a $24.8 million detriment from accruals for uncertain tax positions. Refer to Note 11, “Taxes on Income,” for more information.

Income from Discontinued Operations

Income from discontinued operations includes the divestiture of our raised reflective pavement markers business as noted in the “Overview” section above. The divestiture of this business was completed during 2006 and resulted in a tax benefit ($14.9 million) due to capital losses arising from the sale of the business and a gain on sale of $1.3 million.

Income from discontinued operations included net sales of approximately $7 million in 2006.

RESULTS OF OPERATIONS BY SEGMENT

Pressure-sensitive Materials Segment

(In millions)	2008	2007	2006

Net sales including intersegment sales	$3,816.2	$3,662.6	$3,397.8
Less intersegment sales	(172.4)	(164.9)	(161.5)

Net sales	$3,643.8	$3,497.7	$3,236.3
Operating income(1)	252.3	318.7	301.6

(1) Includes lease cancellation charges in 2008 and 2006, restructuring costs and asset impairment charges in all years presented, and other items in 2007 and 2006	$10.4	$13.8	$9.3

Net Sales

Sales in our Pressure-sensitive Materials segment increased 4% in 2008 and 8% in 2007. The increase in reported sales for this segment included a favorable impact of foreign currency translation of approximately $132 million in 2008 and approximately $174 million in 2007.

Organic sales growth was 1% in 2008 and 3% in 2007, which reflected growth in our roll materials business in Asia, Latin America and Europe, partially offset by declines in our North American roll materials businesses. The growth resulting from market expansion in our roll materials business in Asia and Latin America during 2007 slowed in 2008. In Asia, the roll materials business experienced high single-digit growth in 2008 compared to double-digit growth in 2007. In Latin America, the roll materials business experienced low single-digit growth in 2008 compared to mid single-digit growth in 2007. Our roll materials business in Europe experienced low single-digit organic sales growth in both 2008 and 2007.

In our North American roll materials business, slow market conditions in 2008 and 2007 resulted in the low single-digit decline in sales on an organic basis. In 2007, a more competitive environment due in part to capacity additions in the industry led to price reductions to maintain market share.

In our graphics and reflective business, sales declined on an organic basis at a mid single-digit rate in 2008, as growth in Asia and Latin America was more than offset by declines in the U.S. and Europe. The decline primarily reflected lower promotional spending on graphic products by businesses in response to weak market conditions. In 2007, our graphics and reflective business experienced mid single-digit organic sales growth, as strong international growth was partially offset by declines in the U.S.

Operating Income

Decreased operating income in 2008 reflected the negative effects of raw material and other cost inflation and prior year price reductions (which more than offset the initial benefits of recent price increases), and negative product mix, partially offset by higher unit volume, and cost savings from restructuring and productivity improvement initiatives.

Increased operating income in 2007 reflected higher sales and cost savings from restructuring and productivity improvement initiatives. These initiatives were partially offset by a more competitive pricing environment and unfavorable product mix in the roll materials business, higher raw material costs, and transition costs related to restructuring actions.

Operating income for all three years reflected restructuring and asset impairment charges. In 2008, operating income included lease cancellation charges. In 2007, operating income included a reversal of an accrual related to a lawsuit. In 2006, operating income included a gain on sale of assets, legal fees related to a lawsuit, and lease cancellation charges.

Retail Information Services Segment

(In millions)	2008	2007	2006

Net sales including intersegment sales	$1,550.8	$1,177.5	$671.4
Less intersegment sales	(2.1)	(2.1)	(3.4)

Net sales	$1,548.7	$1,175.4	$668.0
Operating income (loss)(1)(2)	9.4	(5.7)	45.2

(1) Includes restructuring costs, asset impairment and lease cancellation charges for all years presented	$11.4	$31.2	$11.2

(2) Includes transition costs associated with acquisition integrations	$24.1	$43.0	$—

Net Sales

Sales in our Retail Information Services segment increased 32% in 2008 compared to an increase of 76% in 2007. In 2008, the increase reflected an estimated $450 million in sales from the Paxar and DM Label acquisitions and the favorable impact of foreign currency translation (approximately $7 million). In 2007, the increase reflected an estimated $510 million in sales from the Paxar acquisition and the favorable impact of foreign currency translation (approximately $17 million).

On an organic basis, sales declined 6% in 2008 reflecting continued weakness in the domestic retail apparel markets and weakness experienced in the European retail markets. Organic sales growth of approximately 1% in 2007 reflected increased sales for the European retail market, partially offset by a decline in orders related to apparel shipped to North American retailers and brand owners.

Operating Income

Increased operating income in 2008 reflected higher sales, incremental synergies and lower transition costs related to the Paxar integration, and savings from restructuring and productivity improvement initiatives, partially offset by raw material and other cost inflation, and incremental amortization of acquisition intangibles.

Operating loss in 2007 reflected transition costs and integration-related asset impairment charges associated with the Paxar acquisition, amortization of acquisition intangibles and higher expenses due to investments for growth in Asia, including higher employee-related costs. Higher operating costs were partially offset by higher sales and savings from restructuring and productivity improvement initiatives.

Restructuring costs, asset impairment and lease cancellation charges were incurred in all three years.

Office and Consumer Products Segment

(In millions)	2008	2007	2006

Net sales including intersegment sales	$937.0	$1,017.8	$1,073.8
Less intersegment sales	(1.2)	(1.6)	(1.8)

Net sales	$935.8	$1,016.2	$1,072.0
Operating income(1)	144.5	173.6	187.4

(1) Includes restructuring costs for all years, asset impairment charges in 2008 and 2006, lease cancellation costs in 2007, and other items in 2007 and 2006	$12.2	$4.8	$(2.3)

Net Sales

Sales in our Office and Consumer Products segment decreased 8% in 2008 and 5% in 2007. The decline in reported sales in both years reflected lower sales on an organic basis, partially offset by the favorable impact of foreign currency translation (approximately $12 million in 2008 and $25 million in 2007). In 2007, the decline included the negative impact of product line divestitures (approximately $9 million).

On an organic basis, sales declined approximately 9% in 2008 and 7% in 2007. These declines reflected a combination of weak end market demand and tighter inventory controls by customers.

Operating Income

Decreased operating income in 2008 reflected lower sales and cost inflation, partially offset by price increases and savings from restructuring actions and other productivity improvement initiatives.

Decreased operating income in 2007 reflected lower sales and higher raw material costs, partially offset by savings from restructuring actions and productivity improvement initiatives.

Restructuring costs were incurred in all three years and asset impairment charges were incurred in 2008 and 2006. Operating income in 2007 included lease cancellation costs and expense related to a divestiture. In 2006, operating income included a gain from sale of assets, a gain from curtailment and settlement of a pension obligation, and a net gain from a product line divestiture.

Other specialty converting businesses

(In millions)	2008	2007	2006

Net sales including intersegment sales	$608.5	$638.4	$614.0
Less intersegment sales	(26.4)	(19.9)	(14.4)

Net sales	$582.1	$618.5	$599.6
Operating income(1)	6.0	27.1	17.8

(1) Includes restructuring and asset impairment charges for all years presented	$2.8	$4.2	$3.7

Net Sales

Sales in our other specialty converting businesses decreased 6% in 2008 and increased 3% in 2007. In 2008, the decrease reflected lower sales on an organic basis, partially offset by the favorable impact of foreign currency translation (approximately $17 million). In 2007, the increase reflected the favorable impact of foreign currency translation (approximately $16 million), partially offset by the impact of a product line divestiture, net of a small acquisition (approximately $2 million).

On an organic basis, sales declined 8% in 2008, reflecting lower volume in products sold to the automotive and housing construction industries, and the negative effect of exiting certain low-margin products in our specialty tape business, partially offset by growth in our radio-frequency identification (“RFID”) division. In 2007, sales grew 1% on an organic basis, as the loss of sales from exiting certain low-margin products in our specialty tape business was more than offset by solid growth in other parts of the specialty tape business, as well as growth of the RFID division.

Operating Income

Decreased operating income for these businesses in 2008 reflected lower sales and cost inflation, partially offset by the benefit of productivity improvement initiatives and a reduction in operating loss in our RFID division.

Increased operating income for these businesses in 2007 reflected higher sales, savings from restructuring and productivity improvement initiatives, and a reduction in operating loss from the RFID division.

Operating income for all years included restructuring costs and asset impairment charges.

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities:

(In millions)	2008	2007	2006

Net income	$266.1	$303.5	$373.2
Depreciation and amortization	278.4	242.9	201.4
Provision for doubtful accounts	17.7	18.7	31.8
Asset impairment and net loss (gain) on sale and disposal of assets	16.8	44.0	(7.8)
Stock-based compensation	29.0	21.6	24.1
Other non-cash items, net	(1.1)	(6.6)	1.0
Trade accounts receivable	57.7	(17.7)	(34.1)
Inventories	16.5	(5.3)	(24.6)
Other current assets	(30.0)	18.8	(45.6)
Accounts payable and accrued liabilities	(15.8)	(87.1)	8.9
Income taxes (deferred and accrued)	(79.9)	(31.4)	5.3
Other assets	20.8	(17.1)	(11.0)
Long-term retirement benefits and other liabilities	(36.5)	15.1	(11.8)

Net cash provided by operating activities	$539.7	$499.4	$510.8

For cash flow purposes, changes in assets and liabilities exclude the impact of foreign currency translation, the impact of acquisitions and divestitures and certain non-cash transactions (discussed in “Analysis of Selected Balance Sheet Accounts” below).

In 2008, cash flow provided by operating activities improved compared to 2007 due to improved collection of trade accounts receivable; extended payment terms on accounts payable; decreased purchases and better management of inventory; lower rebate payments; and lower income tax payments, net of refunds. These positive factors were partially offset by higher payments for interest and higher material costs.

In 2007, cash flow provided by operating activities decreased compared to 2006 primarily due to shorter vendor payment terms on accounts payable and higher payments for income taxes. These negative factors were partially offset by the collection of value-added tax receivables in Europe in other current assets and lower contributions to our pension plans.

Cash Flow from Investing Activities:

(In millions)	2008	2007	2006

Purchase of property, plant and equipment	$(128.5)	$(190.5)	$(161.9)
Purchase of software and other deferred charges	(63.1)	(64.3)	(33.4)
Payments for acquisitions	(131.2)	(1,291.9)	(13.4)
Proceeds from sale of investments, net	17.2	—	16.3
Proceeds from sale of businesses	—	—	19.1
Other	12.1	3.5	18.4

Net cash used in investing activities	$(293.5)	$(1,543.2)	$(154.9)

Payments for acquisitions

On April 1, 2008, we completed the acquisition of DM Label.

On June 15, 2007, we completed the acquisition of Paxar. This acquisition was initially funded by commercial paper borrowings, supported by a bridge revolving credit facility.

Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements for more information.

Payments for acquisitions during 2007 also included buy-outs of minority interest shareholders associated with certain subsidiaries of RVL Packaging, Inc. and Paxar of approximately $4 million.

Capital and Software Spending

Significant capital projects in 2008 included investments for expansion in China and India serving both our materials and retail information services businesses. Significant information technology projects in 2008 included customer service and standardization initiatives.

Proceeds from Sale of Businesses and Investments

In 2008, we sold securities primarily held by our captive insurance company.

In 2006, we sold a long-term investment (proceeds of approximately $16 million), divested our raised reflective pavement marker business in the U.S. (proceeds of approximately $9 million), and divested a product line in Europe (proceeds of approximately $4 million).

Cash Flow from Financing Activities:

(In millions)	2008	2007	2006

Net change in borrowings and payments of debt	$(40.7)	$1,259.0	$(140.1)
Dividends paid	(175.0)	(171.8)	(171.8)
Purchase of treasury stock	(9.8)	(63.2)	(157.7)
Proceeds from exercise of stock options, net	2.7	38.1	54.1
Other	14.3	(6.7)	17.7

Net cash (used in) provided by financing activities	$(208.5)	$1,055.4	$(397.8)

Borrowings and Repayment of Debt

At year end 2008, our borrowings outstanding under foreign short-term lines of credit were approximately $106 million (weighted-average interest rate of 6.9%), compared to approximately $70 million at year end 2007 (weighted-average interest rate of 10.6%).

Short-term variable rate domestic borrowings were $558 million at December 27, 2008 (weighted-average interest rate of 0.9%), compared to $990.2 million at December 29, 2007 (weighted-average interest rate of 5.2%). At December 27, 2008, short-term variable rate domestic borrowings were from a mix of commercial paper and the revolving credit agreement. During 2007, we increased our short-term borrowings to initially fund the Paxar acquisition, as noted above in “Payments for acquisitions,” as well as to support share repurchases. The change in outstanding commercial paper also reflects positive cash flow from operations.

We had medium-term notes of $50 million outstanding at year end 2008, compared to $100 million at year end 2007. In 2008 and 2007, medium-term notes of $50 million and $60 million were paid on maturity, respectively.

Refer to “Capital Resources” below for further information on the 2008 and 2007 borrowings and repayment of debt.

Shareholders’ Equity

Our shareholders’ equity was approximately $1.75 billion at year end 2008, compared to approximately $1.99 billion at year end 2007. Our annual dividend per share increased to $1.64 in 2008 from $1.61 in 2007.

Share Repurchases

On October 26, 2006, the Board of Directors authorized the Company to purchase an additional 5 million shares of the Company’s stock under our existing stock repurchase program, resulting in a total authorization of approximately 7.4 million shares of the Company’s stock at that date. We repurchased approximately .2 million and .8 million shares in 2008 and 2007, respectively. Cash payments for these repurchased shares were approximately $10 million and approximately $63 million in 2008 and 2007, respectively. Included in the 2007 cash payments were approximately $11 million related to shares repurchased in 2006, which settled in 2007. As of December 27, 2008, approximately 3.9 million shares were available for repurchase under the Board of Directors’ authorization.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

Goodwill increased $33 million during 2008 due to preliminary identified goodwill associated with the DM Label acquisition ($45 million) and purchase price adjustments ($10 million) associated with the Paxar acquisition completed in June 2007, partially offset by foreign currency translation ($22 million).

Other intangibles resulting from business acquisitions decreased $11 million during 2008, which reflected normal amortization expense ($33 million) and the impact of foreign currency translation ($5 million), partially offset by our preliminary valuation of the intangible assets of the DM Label acquisition ($19 million) and incremental adjustments to intangible assets for the Paxar acquisition ($8 million).

Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements for more information.

Other assets decreased $115 million during 2008 due primarily to decreases in long-term pension assets ($115 million) and cash surrender value of corporate-owned life insurance ($23 million), and the impact of foreign currency translation ($5 million), partially offset by increases in purchases of software and other deferred charges, net of related amortization ($23 million) and other assets ($5 million).

Other Shareholders’ Equity Accounts

The value of our employee stock benefit trust decreased $182 million in 2008 due to a decrease in the market value of shares held in the trust of approximately $174 million, and the issuance of shares under our employee stock option and incentive plans of approximately $8 million.

Accumulated other comprehensive (loss) income reflected a loss of $367 million during 2008 due primarily to a decline in the value of pension assets and current year recognition and amortization of net pension transition obligation, prior service cost, and net actuarial losses in our U.S. and international pension and other postretirement plans ($191 million), as well as foreign currency translation ($177 million).

Impact of Foreign Currency Translation:

(In millions)	2008	2007	2006

Change in net sales	$168	$232	$21
Change in net income	8	13	2

In 2008, international operations generated approximately 67% of our net sales. Our future results are subject to fluctuations in foreign currency exchange and interest rates, which are influenced by global economic and political conditions.

The benefit to sales from currency translation in 2008 primarily reflected a benefit from sales denominated in Euros and Swiss Francs, as well as sales in the currencies of China, Brazil, and Australia, partially offset by a negative impact of sales in the currencies of South Korea, Great Britain and South Africa.

Translation gains and losses for operations in hyperinflationary economies are included in net income in the period incurred. Operations are treated as being in a hyperinflationary economy based on the cumulative inflation rate over the past three years. In 2008 and 2007, we had no operations in hyperinflationary economies. In 2006, the only hyperinflationary economy in which we operated was the Dominican Republic, which uses the U.S. dollar as its functional currency.

Effect of Foreign Currency Transactions

The impact on net income from transactions denominated in foreign currencies may be mitigated because the costs of our products are generally denominated in the same currencies in which they are sold. In addition, to reduce our income statement and cash flow exposure to transactions in foreign currencies, we may enter into foreign exchange forward, option and swap contracts, where available and appropriate.

Analysis of Selected Financial Ratios

We utilize certain financial ratios to assess our financial condition and operating performance, as discussed below.

Operational Working Capital Ratio

Working capital (current assets minus current liabilities) as a percent of net sales changed in 2008 primarily due to the impact of the Paxar acquisition and a decrease in short-term debt and accrued liabilities, partially offset by a decrease in net trade accounts receivable, inventories and current deferred tax assets, as well as a net increase in hedge liabilities and income taxes payable.

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

Operational working capital, as a percent of net sales, is a non-GAAP measure and is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations due to our financing and other activities (that affect cash and cash equivalents, deferred taxes, and other current assets and other current liabilities) that tend to be disparate in amount and timing and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Uses and Limitations of Non-GAAP Measures.” Our objective is to minimize our investment in operational working capital as a percentage of sales by reducing this ratio to maximize cash flow and return on investment.

Operational Working Capital:

(In millions)	2008	2007

(A) Working capital (current assets minus current liabilities)	$(127.6)	$(419.3)
Reconciling items:
Cash and cash equivalents	(105.5)	(71.5)
Current deferred and refundable income taxes and other current assets	(252.4)	(242.0)
Short-term and current portion of long-term debt	665.0	1,110.8
Current deferred and payable income taxes and other current liabilities	720.1	687.6

(B) Operational working capital	$899.6	$1,065.6

(C) Net sales	$6,710.4	$6,307.8

Working capital, as a percent of net sales(A) ÷ (C)	(1.9)%	(6.6)%

Operational working capital, as a percent of net sales(B) ÷ (C)	13.4%	16.9%

As a percent of net sales, operational working capital in 2008 decreased compared to 2007. The primary factors contributing to this change, which includes the impact of the Paxar acquisition and foreign currency translation, are discussed below.

  Accounts Receivable Ratio

The average number of days sales outstanding was 61 days in 2008 compared to 62 days in 2007, calculated using a four-quarter average accounts receivable balance divided by the average daily sales for the year. The current year average number of days sales outstanding benefited from improved payment terms with our customers. The prior year average number of days sales outstanding was impacted primarily by the acquisition of Paxar, as well as the timing of sales and collections.

  Inventory Ratio

Average inventory turnover was 7.8 in both 2008 and 2007, calculated using the annual cost of sales divided by a four-quarter average inventory balance. The current year average inventory turnover reflected the continued improvement of inventory management to adjust to the demand of our customers. In the prior year, this ratio was impacted primarily by the acquisition of Paxar.

  Accounts Payable Ratio

The average number of days payable outstanding was 54 days in 2008 compared to 53 days in 2007, calculated using a four-quarter average accounts payable balance divided by the average daily cost of products sold for the year. The current year average number of days payable outstanding was primarily due to improved payment terms with our suppliers, partially offset by lower inventory purchases. The prior year average number of days payable outstanding was impacted primarily by the timing of payments in Europe, partially offset by the acquisition of Paxar.

  Debt-to-Capital Ratio

	Year End
	2008	2007

Debt-to-capital	55.8%	53.1%

The increase in the debt-to-capital ratio in 2008 was primarily due to lower shareholders’ equity, which reflected the recognition of net pension transition obligation, prior service cost, and net actuarial losses on our U.S. and international pension and other postretirement plans, and the negative impact of foreign currency translation, partially offset by a net decrease in debt.

Our various loan agreements in effect at year end require that we maintain specified ratios on total debt and interest expense in relation to certain measures of income. Under the loan agreements, the ratio of total debt to earnings before interest, taxes, depreciation, amortization, and other non-cash expenses for the most recent twelve-month fiscal period may not exceed 3.5 to 1.0. In addition, earnings before interest, taxes, and other non-cash expenses, as a ratio to interest for the most recent twelve-month fiscal period may not be less than 3.5 to 1.0. As of December 27, 2008, we were in compliance with these debt covenants. In January 2009, we amended the covenants included in the revolving credit agreement and term loan agreement to exclude certain restructuring charges and to adjust covenant levels. The adjusted covenant levels change quarterly and revert back to the pre-amendment levels during 2010. The amendments also reflect increased pricing levels for borrowings under both agreements, consistent with the current pricing environment. Refer to Note 15, “Subsequent Events,” to the Consolidated Financial Statements for further information.

The fair value of our debt is estimated based on the discounted amount of future cash flows using the current rates offered to us for debt of the same remaining maturities. At year end, the fair value of our total debt, including short-term borrowings, was $1,944.2 million in 2008 and $2,250.7 million in 2007.

  Shareholders’ Equity Ratios

	2008	2007	2006

Return on average shareholders’ equity	13.1%	16.5%	22.7%
Return on average total capital	8.8	10.6	15.7

Decreases in these ratios in 2008 compared to 2007 were primarily due to lower net income, as well as a higher yearly average of total debt outstanding and shareholders’ equity. These ratios are computed using actual net income and a five-quarter average denominator for equity and total debt accounts.

  Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At year end 2008, we had cash and cash equivalents of $105.5 million held in accounts managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, there is no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Our $1 billion revolving credit facility, which supports our commercial paper programs in the U.S. and Europe, matures in 2012. Based upon our current outlook for our business and market conditions, we believe that this facility, in addition to the committed and uncommitted bank lines of credit maintained in the countries in which we operate, provide the liquidity to fund our operations. During the recent turmoil in the financial markets, we did not experience interruptions in our access to funding.

We have $.5 million of long-term debt maturities due in 2009.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Our total debt decreased $46 million in 2008 to $2.21 billion compared to $2.26 billion at year end 2007, reflecting primarily a decrease in short-term borrowings used for general operational requirements, partially offset by an increase in short-term borrowings associated with the DM Label acquisition. Refer to “Borrowings and Repayment of Debt” in the “Cash Flow from Financing Activities” section above for more information.

In August 2007, we amended our existing revolving credit agreement, increasing commitments from $525 million to $1 billion and extending the maturity to August 2012. Commitments were provided by twelve domestic and foreign banks. Financing available under the agreement will be used as a commercial paper back-up facility and is also available to finance other corporate requirements. In January 2009, we amended the covenants related to this issuance as described above. Refer to Note 15, “Subsequent Events,” to the Consolidated Financial Statements for further information.

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

In the fourth quarter of 2007, we filed a shelf registration statement with the Securities and Exchange Commission to permit the issuance of debt and equity securities. Proceeds from the shelf offering may be used for general corporate purposes, including repaying, redeeming or repurchasing existing debt, and for working capital, capital expenditures and acquisitions. This shelf registration replaced the shelf registration statement filed in 2004. The HiMEDS units discussed below were issued under this registration statement.

In the fourth quarter of 2007, we issued $440 million of 7.875% Corporate HiMEDS units, a mandatory convertible debt issue. These HiMEDS units are comprised of two components — purchase contracts obligating the holders to purchase from us a certain number of shares in 2010 ranging from approximately 6.8 million to approximately 8.6 million shares (depending on the stock price at that time) and senior notes due in 2020. The net proceeds from the offering were approximately $427 million, which were used to reduce commercial paper borrowings initially used to finance the Paxar acquisition. In February 2009, we commenced an offer to exchange up to approximately 8.4 million units, or 95%, of our HiMEDS units, stated amount $50.00 per unit, in the form of Corporate HiMEDS units. As the exchange is not mandatory, there is no assurance that the exchange will occur in part or in its entirety. Refer to Note 15, “Subsequent Events,” to the Consolidated Financial Statements for further information.

In February 2008, one of our subsidiaries entered into a credit agreement for a term loan credit facility with fifteen domestic and foreign banks for a total commitment of $400 million, which we guaranteed, maturing February 8, 2011. Financing available under the agreement is to be used for working capital and other general corporate purposes. We used the term loan credit facility to reduce commercial paper borrowings previously issued to fund the acquisition of Paxar. The term loan credit facility is subject to customary financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. In January 2009, we amended these covenants as described above. Refer to Note 15, “Subsequent Events,” to the Consolidated Financial Statements for further information.

In February 2008, we terminated our bridge revolving credit agreement, dated June 13, 2007, with five domestic and foreign banks.

In addition, we have a 364-day revolving credit facility in which a foreign bank provides us up to Euro 30 million ($42.2 million) in borrowings through March 5, 2009. With the approval of the bank, we may extend the revolving period and due date on an annual basis. Financing under this agreement is used to finance cash requirements of our European operations. As of December 27, 2008, there was $42.2 million of debt outstanding under this agreement. There was no debt outstanding under this agreement as of December 29, 2007.

We had standby letters of credit outstanding of $70.6 million and $80.9 million at the end of 2008 and 2007, respectively. The aggregate contract amount of outstanding standby letters of credit approximated fair value.

Our uncommitted lines of credit were approximately $468 million at year end 2008. Our uncommitted lines of credit have no commitment expiration date and may be cancelled by the banks or us at any time.

Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team. We remain committed to retaining an investment grade rating.

Our Credit Ratings as of Year End 2008:

	Short-term	Long-term		Outlook

Standard & Poor’s Rating Service (“S&P”)	A-2	BBB		Stable
Moody’s Investors Service (“Moody’s”)	P2	Baa1	(1)	Negative

(1)	In January 2009, our long-term credit rating was placed under review by Moody’s for possible downgrade. Moody’s expects the review to be completed by the end of April 2009.

Contractual Obligations, Commitments and Off-balance Sheet Arrangements

Contractual Obligations at Year End 2008:

	Payments Due by Period
(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Short-term lines of credit	$664.4	$664.4	$—	$—	$—	$—	$—
Long-term debt and capital leases(1)	1,545.3	.5	.6	405.2	—	250.0	889.0
Interest on long-term debt(2)	872.1	75.8	75.8	75.8	75.8	64.1	504.8
Operating leases	250.9	64.6	49.6	39.2	30.5	20.1	46.9
Pension and postretirement benefit contributions	25.0	25.0	—	—	—	—	—

Total contractual obligations	$3,357.7	$830.3	$126.0	$520.2	$106.3	$334.2	$1,440.7

(1)	In January 2009, we entered into an amendment to our credit agreement for a $400 million term loan credit facility (“Credit Facility”) maturing February 8, 2011. The amendment provides for the partial repayment of the loans under the Credit Facility in $15 million quarterly installments beginning April 2009 through December 2010, and $280 million payable upon maturity. Under the amended agreement, repayment of long-term debt and capital leases is scheduled as follows: $60.5 million in 2009, $60.6 million in 2010, $285.2 million in 2011, $0 in 2012, $250 million in 2013, and $889 million thereafter. See Note 15, “Subsequent Events,” for more information.

(2)	Interest on floating rate debt was estimated using the index rate in effect as of December 27, 2008.

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

On September 9, 2005, we completed the lease financing for a commercial facility (the “Facility”) located in Mentor, Ohio, used primarily for the new headquarters and research center for our roll materials division. The Facility consists generally of land, buildings, equipment and office furnishings. We have leased the Facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million. We estimate that the residual value of the Facility will not be less than the amount guaranteed.

We did not include purchase obligations or open purchase orders at year end 2008 in the table of contractual obligations above, because it is impracticable for us to either obtain such information or provide a reasonable estimate due to the decentralized nature of our purchasing systems.

The table above does not reflect unrecognized tax benefits of approximately $23 million, which is the portion that may become payable during 2009. The resolution of the balance is contingent upon various unknown factors, and cannot be reasonably estimated. Refer to Note 11, “Taxes Based on Income” to the Consolidated Financial Statements for further information on unrecognized tax benefits.

  Legal Proceedings

We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices.

The Board of Directors created an ad hoc committee comprised of certain independent directors to oversee the foregoing matters.

We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 8, “Contingencies,” to the Consolidated Financial Statements.

  Environmental Matters

We have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at seventeen waste disposal or waste recycling sites, including former Paxar sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

Environmental liabilities, which include costs associated with compliance and remediation, were as follows:

	December 27,	December 29,
(In millions)	2008	2007

Balance at beginning of year	$37.8	$22.9
Purchase price adjustments related to acquisitions	24.6	21.5
Accruals	.9	2.8
Payments	(4.8)	(9.4)

Balance at end of year	$58.5	$37.8

As of December 27, 2008, approximately $2 million associated with these environmental liabilities is estimated to be paid within the next 12 months.

Our estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.

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

We participate in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by us. At December 27, 2008, we had guaranteed approximately $13 million.

As of December 27, 2008, we guaranteed up to approximately $22 million of certain of our foreign subsidiaries’ obligations to their suppliers, as well as approximately $556 million of certain of our subsidiaries’ lines of credit with various financial institutions.

In the fourth quarter of 2007, we issued $440 million of 7.875% Corporate HiMEDS units, a mandatory convertible debt issue. These HiMEDS units are comprised of two components — purchase contracts obligating the holders to purchase from us a certain number of shares of our common stock in 2010 ranging from approximately 6.8 million to approximately 8.6 million shares (depending on the quoted price per share of our common stock at that time) and senior notes due in 2020. The net proceeds from the offering were approximately $427 million.

In February 2009, we commenced an offer to exchange up to approximately 8.4 million units, or 95%, of our HiMEDS units, stated amount $50.00 per unit, in the form of Corporate HiMEDS units. As the exchange is not mandatory, there is no assurance that the exchange will occur in part or in its entirety. Refer to Note 15, “Subsequent Events,” to the Consolidated Financial Statements for further information.

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

Limitations associated with the use of our non-GAAP measures include (1) the exclusion of foreign currency translation and the impact of acquisitions and divestitures from the calculation of organic sales growth; (2) the exclusion of mandatory debt service requirements, as well as the exclusion of other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases, acquisitions, etc.) for calculation of free cash flow; and (3) the exclusion of cash and cash equivalents, short-term debt, deferred taxes, and other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses, for the calculation of operational working capital. While some of the items the Company excludes from GAAP measures recur, these items tend to be disparate in amount and timing. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.

RELATED PARTY TRANSACTIONS

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

One of our directors, Peter W. Mullin is the chairman, chief executive officer and a director of MC Insurance Services, Inc. (“MC”), Mullin Insurance Services, Inc. (“MINC”), and PWM Insurance Services, Inc. (“PWM”), executive compensation and benefit consultants and insurance agents. Mr. Mullin is also the majority stockholder of MC, MINC and PWM (collectively referred to as the “Mullin Companies”). In October 2008, the Mullin Companies’ executive benefit and insurance agency related entities (MC Insurance Agency Service, LLC, — “MCIA,” MullinTBG Insurance Agency Services, LLC — “MullinTBG,” and MullinTBG Advisory Services, LLC — “MullinTBG Advisors”) were sold to Prudential Financial (“Prudential”). We paid premiums to insurance carriers for life insurance placed by the Mullin Companies in connection with various of our employee benefit plans. The Mullin Companies and Prudential have advised us that they earned commissions from such insurance carriers for the placement and renewal of this insurance. Approximately 50% of these commissions were allocated to and used by MullinTBG (a previous affiliate of MC and now a wholly-owned affiliate of Prudential) to administer benefit plans and provide benefit statement information to participants under various of our employee benefit plans. During 2008, MullinTBG Advisors provided financial advisory services to participants in certain of our employee benefit plans. The Mullin Companies own a minority interest in M Financial Holdings, Inc. (“MFH”). Substantially all of the life insurance policies, which we placed through the Mullin Companies in 2008 and prior years, are issued by insurance carriers that participate in reinsurance agreements entered into between these insurance carriers and M Life Insurance Company (“M Life”), a wholly-owned subsidiary of MFH. Reinsurance returns earned by M Life are determined annually by the insurance carriers and can be negative or positive, depending upon the results of M

Life’s aggregate reinsurance pool, which consists of the insured lives reinsured by M Life. The Mullin Companies have advised us that they participated in net reinsurance gains of M Life. In addition, the Mullin Companies have advised us that they also participated in net reinsurance gains of M Life that are subject to risk of forfeiture. None of these transactions were significant to our financial position or results of operations.

Summary of Related Party Activity:

(In millions)	2008	2007	2006

Mullin Companies and Prudential commissions on our insurance premiums and advisory fees	$.6	$.4	$.5
Mr. Mullin’s direct & indirect interest in these commissions and fees	.3	.3	.4

Mullin Companies reinsurance gains (without risk of forfeiture) ascribed by M Life to our life insurance policies	.2	.2	.3
Mr. Mullin’s direct & indirect interest in reinsurance gains (without risk of forfeiture)	.1	.1	.2

Mullin Companies reinsurance gains (subject to risk of forfeiture) ascribed by M Life to our life insurance policies	.05	.8	.6
Mr. Mullin’s direct & indirect interest in reinsurance gains (subject to risk of forfeiture)	.04	.5	.4

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that critical accounting policies include accounting for revenue recognition, sales returns and allowances, accounts receivable allowances, inventory and inventory reserves, long-lived asset impairments, goodwill, pension and postretirement benefits, income taxes, stock-based compensation, restructuring and severance costs, litigation and environmental matters, and business combinations.

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

Accounts Receivable Allowances

We are required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. No single customer represented 10% or more of our net sales or trade receivables at year end 2008 and 2007. However, our ten largest customers at year end 2008 represented approximately 13% of trade accounts receivable and consisted of five customers of our Office and Consumer Products segment, four customers of our Pressure-sensitive Materials segment and one customer of both these segments. The financial position and operations of these customers are monitored on an ongoing basis.

Inventory and Inventory Reserves

Inventories are stated at the lower-of-cost-or-market value and are categorized as raw materials, work-in-progress or finished goods. Cost is determined using the first-in, first-out (“FIFO”) method. Inventory reserves are recorded for matters such as damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory.

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

Goodwill

Our reporting units for the purpose of performing the impairment tests for goodwill consist of roll materials; retail information services; office and consumer products; graphics and reflective products; industrial products; and business media. For the purpose of performing the required impairment tests, we primarily apply a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. We perform our annual impairment test of goodwill during the fourth quarter.

Our reporting units are composed of either a discrete business or an aggregation of businesses with similar economic characteristics. Certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, and a decision to divest an individual business within a reporting unit.

Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step, if necessary, compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital for comparable companies. Assumptions about sales, operating margins, and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Because of the increased uncertainty resulting from worsening global economic conditions, our revenue projections generally assumed reductions in 2009 and a period of recovery beginning in 2010.

Our first step impairment analysis for 2008 indicated that the fair value of each of our reporting units exceeded its carrying value. The fair values of our reporting units, except for the retail information services reporting unit, exceeded the carrying amount by more than 100% of the respective reporting unit’s book value of goodwill at December 27, 2008. The fair value of our retail information services reporting unit exceeded its carrying value by approximately 5% of its book value of goodwill at December 27, 2008 (approximately $1.2 billion).

In evaluating the fair value of our retail information services reporting unit, we assumed revenue declines for 2009 from 2008 reflecting a continuation of weakness in the retail apparel markets. We then assumed revenue in 2010 increased to levels comparable with fiscal year 2007 (including estimated sales for Paxar and DM Label, adjusted for foreign currency translation). We also assumed a discount rate of 11.8% and a perpetual growth rate of 3% reflecting the market conditions in the fourth quarter of 2008.

The retail information services business is seasonal, with higher volume in the second quarter. We may need to perform an impairment test in the second quarter of 2009 if revenues or results for this reporting unit during the first and second quarters of 2009 are below our estimates, the perpetual growth rate is decreased below 2.7%, the discount rate increases above 12%, or other key assumptions used in our fair value calculations in the fourth quarter of 2008 change.

Pension and Postretirement Benefits

Effective December 2006, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans are evaluated by management in consultation with outside actuaries. In the event we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or health care costs, future pension and postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related cost.

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

Healthcare Cost Trend Rate

Our practice is to fund the cost of postretirement benefits on a cash basis. For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. This rate is expected to decrease to approximately 5% by 2011.

Income Taxes

Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.

Income taxes have not been provided on certain undistributed earnings of international subsidiaries because such earnings are considered to be indefinitely reinvested.

Pursuant to SFAS No. 109, “Accounting for Income Taxes,” when establishing a valuation allowance, we consider future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” SFAS No. 109 defines a tax planning strategy as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event we determine the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have also acquired certain net deferred tax assets with existing valuation allowances. If it is later determined that it is more likely than not that the deferred tax assets will be realized, we will release the valuation allowance to current earnings or adjust the purchase price allocation.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.

We do not believe there is a reasonable likelihood that there will be a material change in the tax related balances or valuation allowance balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate.

Stock-Based Compensation

We recognize expense for stock-based compensation in accordance with the provisions of the SFAS No. 123(R), “Share-Based Payment.”

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

Expected volatility for options was determined based on an average of implied and historical volatility.

Risk-free rate was based on the average of the 52-week average of the Treasury-Bond rate that has a term corresponding to the expected option term.

Expected term was determined based on historical experience under our stock option plans.

Forfeiture rate assumption was determined based on historical data of our stock option forfeitures.

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

Litigation and Environmental Matters

We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In accordance with SFAS No. 5, “Accounting for Contingencies,” when it is probable that obligations have been incurred and where a range of the cost of compliance or remediation can be estimated, the best estimate within the range, or if the most likely amount cannot be determined, the low end of the range is accrued. The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

Environmental expenditures are generally expensed. However, environmental expenditures for newly acquired assets and those which extend or improve the economic useful life of existing assets are capitalized and amortized over the remaining asset life. We review each reporting period our estimates of costs of compliance with environmental laws related to remediation and cleanup of various sites, including sites in which governmental agencies have designated us a potentially responsible party. When it is probable that obligations have been incurred and where a range of the cost of compliance or remediation can be estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. Potential insurance reimbursements are not offset against potential liabilities, and such liabilities are not discounted.

Business Combinations

We account for business combinations using the accounting requirements of SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, we record the assets acquired and liabilities assumed from acquired businesses at fair value, and we make estimates and assumptions to determine such fair values.

We utilize a variety of assumptions and estimates that are believed to be reasonable in determining fair value for assets acquired and liabilities assumed. These assumptions and estimates include discounted cash flow analysis, growth rates, discount rates, current replacement cost for similar capacity for certain assets, market rate assumptions for certain obligations and certain potential costs of compliance with environmental laws related to remediation and cleanup of acquired properties. We also utilize information obtained from management of the acquired businesses and our own historical experience from previous acquisitions.

We apply significant assumptions and estimates in determining certain intangible assets resulting from the acquisitions (such as customer relationships, patents and other acquired technology, and trademarks and trade names and related applicable useful lives), property, plant and equipment, receivables, inventories, investments, tax accounts, environmental liabilities, stock option awards, lease commitments and restructuring and integration costs. Unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. As such, increases to estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

Effective January 2009, we will adopt SFAS No. 141(R), “Business Combinations.” We are currently evaluating the impact of this Statement on our financial results of operations and financial position.

RECENT ACCOUNTING REQUIREMENTS

During 2008, we adopted certain accounting and financial disclosure requirements of the Financial Accounting Standards Board (“FASB”), Emerging Issues Task Force (“EITF”) and Financial Interpretations by the staff of the FASB, none of which had a significant impact on our financial results of operations and financial position. Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for more information.

SAFE HARBOR STATEMENT

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof and other expressions, which refer to future events and trends, identify forward-looking statements. Such forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results, performance or achievements of the Company expressed or implied by such forward-looking statements.

Certain of such risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 27, 2008, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand by retailers and other customers for our products; impact of competitive products and pricing; selling prices; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of changing economic conditions and other factors; possible increases in payment time for receivables as a result of changing economic conditions or other factors; business mix shift; volatility of capital and credit markets; credit risks; ability of the Company to obtain adequate financing arrangements and to maintain access to capital; fluctuations in interest rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings, including a previous government investigation into industry competitive practices, and any related proceedings or lawsuits pertaining thereto or to the subject matter thereof related to the concluded investigation by the U.S. Department of Justice (“DOJ”) (including purported class actions seeking treble damages for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation), as well as the impact of potential violations of the U.S. Foreign Corrupt Practices Act; changes in governmental regulations; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, natural disasters; and other factors.

The Company believes that the most significant risk factors that could affect its financial performance in the near-term include (1) the impact of economic conditions on underlying demand for the Company’s products; (2) the impact of competitors’ actions, including pricing, expansion in key markets, and product offerings; (3) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume; (4) potential adverse developments in legal proceedings and/or investigations, including possible fines, penalties, judgments or settlements; and (5) the ability of the Company to achieve and sustain targeted cost reductions.

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

Our objective in managing our exposure to interest rate changes is to reduce the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we may periodically use interest rate contracts to manage the exposure to interest rate changes related to our borrowings. In June 2007 and August 2007, we entered into certain interest rate option contracts to hedge our exposure related to interest rate increases in connection with our anticipated long-term debt issuances. Such debt issuances were intended to replace the short-term borrowings initially used to finance the Paxar acquisition and to support the refinancing of our current long-term debt maturities. In connection with these transactions, we paid $11.5 million as option premiums, of which $4.8 million was recognized during 2007 as a cash flow hedge loss in the Consolidated Statement of Income and $6.7 million is being amortized over the life of the related forecasted hedged transactions.

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

The estimated maximum potential one-day loss in earnings for our foreign exchange positions and contracts was approximately $1.7 million at year end 2008.

Interest Rate Sensitivity

An assumed 30 basis point move in interest rates (10% of our weighted-average interest rate on floating rate debt) affecting our variable-rate borrowings would have had an estimated $4 million effect on our 2008 earnings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is contained in the Company’s 2008 Annual Report to Shareholders on pages 39 through 74 (including the Consolidated Financial Statements and the Notes thereto appearing on pages 39 through 72, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting on page 73, and the Report of Independent Registered Public Accounting Firm on page 74) and is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 27, 2008. (See Management’s Report on Internal Control Over Financial Reporting on page 73 in the Company’s 2008 Annual Report to Shareholders.)

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm on page 74 in the Company’s 2008 Annual Report to Shareholders, and is incorporated herein by reference. Management has excluded DM Label from its assessment of internal control over financial reporting as of December 27, 2008 because it was acquired by the Company in a purchase business combination during 2008. PricewaterhouseCoopers LLP has also excluded DM Label from their audit of internal control over financial reporting. DM Label is a wholly-owned subsidiary whose total assets and total revenues represent 3 percent and less than 1 percent, respectively, of the related consolidated financial statement amounts for the Company as of and for the year ended December 27, 2008.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information concerning directors called for by this item is incorporated by reference in the 2009 Proxy Statement, filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in Part I of this report. The information concerning any late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference in the 2009 Proxy Statement.

We have adopted a Code of Ethics (the “Code”). The Code applies to our Chief Executive Officer, Chief Financial Officer, Corporate Vice President, Global Finance, and Corporate Controller. Our Code is available on the Company’s Web site, www.averydennison.com, in the “Investors” section. We will satisfy disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any provision of the Code that applies to these officers disclosing the nature of such amendment or waiver on our Web site or in a current report on Form 8-K. Our Code of Ethics and Business Conduct, which applies to our directors and employees, is also available on our Web site in the “Investors” section. The Company’s Web site address provided above is not intended to function as a hyperlink, and the contents of the Web site are not a part of this Form 10-K, nor are they incorporated by reference herein.

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Items 11, 12, 13 and 14 is incorporated by reference in the 2009 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

(c) Those financial statement schedules required by Regulation S-X, which are excluded from the Company’s 2008 Annual Report by Rule 14a-3(b)(1) and which are required to be filed as a financial statement schedule to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avery Dennison Corporation

By	/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance and
Chief Financial Officer

Dated: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	President and Chief Executive Officer, Director	February 25, 2009

/s/ Daniel R. O’Bryant Daniel R. O’Bryant	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 25, 2009

/s/ Mitchell R. Butier Mitchell R. Butier	Corporate Vice President, Global Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2009

/s/ Peter K. Barker Peter K. Barker	Director	February 25, 2009

/s/ Rolf Börjesson Rolf Börjesson	Director	February 25, 2009

/s/ John T. Cardis John T. Cardis	Director	February 25, 2009

/s/ Richard M. Ferry Richard M. Ferry	Director	February 25, 2009

/s/ Ken C. Hicks Ken C. Hicks	Director	February 25, 2009

/s/ Kent Kresa Kent Kresa	Chairman, Director	February 25, 2009

/s/ Peter W. Mullin Peter W. Mullin	Director	February 25, 2009

Signature	Title	Date

/s/ David E. I. Pyott David E. I. Pyott	Director	February 25, 2009

/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 25, 2009

/s/ Julia A. Stewart Julia A. Stewart	Director	February 25, 2009

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

	Reference (page)
		Annual
	Form 10-K	Report to
	Annual Report	Shareholders

Data incorporated by reference from the attached portions of the 2008 Annual Report to Shareholders of Avery Dennison Corporation:
Consolidated Balance Sheet at December 27, 2008 and December 29, 2007	—	39
Consolidated Statement of Income for 2008, 2007 and 2006	—	40
Consolidated Statement of Shareholders’ Equity for 2008, 2007 and 2006	—	41
Consolidated Statement of Cash Flows for 2008, 2007 and 2006	—	42
Notes to Consolidated Financial Statements	—	43-72
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting	—	73
Report of Independent Registered Public Accounting Firm	—	74

The consolidated financial statements include the accounts of majority-owned subsidiaries. Investments in certain affiliates (20 percent to 50 percent) are accounted for by the equity method of accounting. Investments representing less than 20 percent are accounted for using the cost method of accounting.

With the exception of the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon listed in the above index, and certain information referred to in Items 1, 5 and 6, which information is included in the Company’s 2008 Annual Report to Shareholders and is incorporated herein by reference, the Company’s 2008 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Avery Dennison Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2009 appearing in the 2008 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  Pricewaterhousecoopers LLP
PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	From	Deductions	at End
	of Year	Expenses	Acquisitions	From Reserves	of Year

2008
Allowance for doubtful accounts	$45.8	$11.0	$.4	$(15.4)	$41.8
Allowance for sales returns	18.4	7.6	1.3	(11.8)	15.5
Inventory reserve	77.3	21.2	4.0	(37.9)	64.6
Valuation allowance for deferred tax assets	159.2	(45.3)	9.6	(2.7)	120.8
2007
Allowance for doubtful accounts	$36.4	$2.0	$11.5	$(4.1)	$45.8
Allowance for sales returns	22.5	17.3	—	(21.4)	18.4
Inventory reserve	44.4	19.5	36.0	(22.6)	77.3
Valuation allowance for deferred tax assets	67.5	59.9	34.9	(3.1)	159.2
2006
Allowance for doubtful accounts	$40.2	$9.5	$—	$(13.3)	$36.4
Allowance for sales returns	21.4	23.2	—	(22.1)	22.5
Inventory reserve	54.1	19.4	—	(29.1)	44.4
Valuation allowance for deferred tax assets	53.2	(5.2)	—	19.5	67.5

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-38905, 333-64558, 333-103204, 333-120239 and 333-147369) and Form S-8 (File Nos. 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 33-107371, 333-107372, 333-109814, 333-124495, 333-143897 and 333-152508) of Avery Dennison Corporation of our report dated February 25, 2009 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 25, 2009 relating to the financial statement schedule, which appears in this Form 10-K.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2009

AVERY DENNISON CORPORATION

EXHIBIT INDEX
For the Year Ended December 27, 2008

INCORPORATED BY REFERENCE:

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(2.1)		Agreement and Plan of Merger (with Paxar Corporation), dated March 22, 2007	2.1		Current Report on Form 8-K, filed March 23, 2007

(3.1)		Restated Certificate of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State	3	(i)	Third Quarterly report for 2002 on Form 10-Q, filed November 12, 2002

(3.2)		By-laws, as amended	3	.2.1	Current Report on Form 8-K, filed July 30, 2007

(4.2)		Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “Indenture”)			Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

(4	.2.2)	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4		Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

(4	.2.5)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the Indenture, as amended by the Supplemental Indenture	4.7		Current Report on Form 8-K, filed May 12, 1995

(4	.2.6)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the Indenture, as amended by the Supplemental Indenture	4.8		Current Report on Form 8-K, filed December 16, 1996

(4.3)		Indenture, dated July 3, 2001, between Registrant and J.P.Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee (“2001 Indenture”)	4.1		Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

(4	.3.1)	Officers’ Certificate establishing two series of Securities entitled “4.875% Notes due 2013” and “6.000% Notes due 2033”, respectively, each under the 2001 Indenture	4.2		Current Report on Form 8-K, filed January 16, 2003

(4	.3.2)	4.875% Notes Due 2013	4.3		Current Report on Form 8-K, filed January 16, 2003

(4	.3.3)	6.000% Notes Due 2033	4.4		Current Report on Form 8-K, filed January 16, 2003

i

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(4.5)		Indenture, dated as of September 25, 2007, between Registrant and The Bank of New York Trust Company, N.A. (“Bank of NY”)	99.1		Current Report on Form 8-K, filed October 1, 2007

(4	.5.1)	6.625% Subsidiary Notes due 2017	99.1		Current Report on Form 8-K, filed October 1, 2007

(4.6)		Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3		Current Report on Form 8-K, filed November 20, 2007

(4.7)		Purchase Contract and Pledge Agreement, dated as of November 20, 2007, between Avery Dennison and Bank of New York, as Purchase Contract Agent, and Bank of New York as Collateral Agent, Custodial Agent and Securities Intermediary	4.1		Current Report on Form 8-K, filed November 20, 2007

(4.8)		Indenture, dated as of November 20, 2007, between Avery Dennison and Bank of New York	4.2		Current Report on Form 8-K, filed November 20, 2007

(4.9)		First Supplemental Indenture between Avery Dennison and Bank of New York, as Trustee, dated as of November 20, 2007	4.3		Current Report on Form 8-K, filed November 20, 2007

(4.10)		Form of Remarketing Agreement	4.4		Current Report on Form 8-K, filed November 20, 2007

(4.11)		Form of Corporate HiMEDS Unit Certificate	4.5		Current Report on Form 8-K, filed November 20, 2007

(4.12)		Form of Treasury HiMEDS Unit Certificate	4.6		Current Report on Form 8-K, filed November 20, 2007

(4.13)		Form of 5.350% Senior Notes due 2020	4.7		Current Report on Form 8-K, filed November 20, 2007

(10.1)		*Avery Dennison Office Products Company Credit Agreement, amended and restated dated, August 7, 2008	10.1		Second Quarterly report for 2008 on Form 10-Q, filed August 7, 2008

(10.2)		*Revolving Credit Agreement, dated August 10, 2007	10	.2.2	Third Quarterly report for 2007 on Form 10-Q, filed November 7, 2007

(10.3)		*Deferred Compensation Plan for Directors	10.3		1981 Annual Report on Form 10-K, filed February 29, 1982

(10.4)		*Non-Employee Director Compensation Summary	10.4		2006 Annual Report on Form 10-K, filed February 28, 2007

(10.5)		*Executive Medical and Dental Plan (description)	10.5		1981 Annual Report on Form 10-K, filed February 29, 1982

(10.8)		*Employment Agreement with D.A. Scarborough	10	.8.5	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10	.8.3)	*Form of Employment Agreement	10	.8.4	First Quarterly report for 2004 on Form 10-Q, filed May 6, 2004

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10	.8.3.1)	*Forms of Employment Agreement	10	.8.3.1	Current Report on Form 8-K, filed December 11, 2008

(10	.8.3.2)	*Forms of Amendment to Employment Agreement	10	.8.3.2	Current Report on Form 8-K, filed December 11, 2008

(10	.8.4)	*Retention Agreement with D.R. O’Bryant	10	.8.6	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10	.8.4.1)	*Amendment to Retention Agreement	10	.8.4.1	Current Report on Form 8-K, filed December 11, 2008

(10.9)		*Executive Group Life Insurance Plan	10.9		1982 Annual Report on Form 10-K, filed February 25, 1983

(10.10)		*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10		1986 Annual Report on Form 10-K, filed February 27, 1987

(10	.10.1)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10	.10.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.11)		*Supplemental Executive Retirement Plan, amended and restated (“SERP”)	10	.11.1	Current Report on Form 8-K, filed December 24, 2008

(10	.11.1)	*Letter of Grant to D.A. Scarborough under SERP	10	.11.2.1	Current Report on Form 8-K, filed December 24, 2008

(10	.11.2)	*Letter of Grant to D.R. O’Bryant under SERP	10	.11.4.1	Current Report on Form 8-K, filed December 24, 2008

(10.12)		*Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12		1994 Annual Report on Form 10-K, filed March 30, 1995

(10.13)		*Retirement Plan for Directors, amended and restated	10	.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.15)		*Director Equity Plan, amended and restated (“Director Plan”)	10	.15.1	Current Report on Form 8-K, filed December 11, 2008

(10	.15.1)	*Form of Non-Employee Director Stock Option Agreement under Director Plan	10	.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.16)		*Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.16.1)	*Amendment No. 1 to EVDCP	10	.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.17)		*Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17		1994 Annual Report on Form 10-K, filed March 30, 1995

(10.18)		*Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan (“DVDCP”)	10.18		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.18.1)	*Amendment No. 1 to DVDCP	10	.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10	.18.2)	*2005 Directors Variable Deferred Compensation Plan, amended and restated (“2005 DVDCP”)	10	.18.2	Current Report on Form 8-K, filed December 11, 2008

(10.19)		*Stock Option and Incentive Plan, amended and restated (“Stock Plan”)	10	.19.8	Current Report on Form 8-K, filed December 11, 2008

(10	.19.1)	*Forms of NQSO Agreement under Stock Plan	10	.19.5	2007 Annual Report on Form 10-K, filed February 27, 2008

(10	.19.2)	*Form of Restricted Stock Agreement under Stock Plan	10	.19.8	First Quarterly report for 2005 on Form 10-Q, filed May 12, 2005

(10	.19.3)	*Forms of Restricted Stock Unit Agreement under Stock Plan	10	.19.2	Current Report on Form 8-K, filed December 13, 2006

(10	.19.4)	*Forms of Equity Awards under Stock Plan	10	.19.6	Current Report on Form 8-K, filed April 30, 2006

(10	.19.5)	*Forms of Equity Awards under Stock Plan	10	.19.6	Second Quarterly report for 2008 on Form 10-Q, filed May 8, 2008

(10	.19.6)	*Forms of Equity Agreements under Stock Plan	10	.19.9	Current Report on Form 8-K, filed December 11, 2008

(10	.19.7)	*Additional Forms of Equity Agreements under Stock Plan	10	.19.10	Current Report on Form 8-K/A, filed December 11, 2008

(10.27)		*Executive Long-Term Incentive Plan, amended and restated (“LTIP”)	10	.27.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.28)		*Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.28.1)	*Amendment No. 1 to EDRP	10	.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.28.2)	*Amendment No. 2 to EDRP	10	.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.29)		*Executive Leadership Compensation Plan, (“ELCP”)	10	.29.1	2004 Annual Report on Form 10-K, filed March 17, 2005

(10.30)		*Senior Executive Leadership Compensation Plan, amended and restated (“SELCP”)	10	.30.2	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.31)		*Executive Variable Deferred Retirement Plan, amended and restated (“EVDRP”)	10	.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004

(10	.31.1)	*2004 EVDRP	4.1		Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003

(10	.31.2)	*2005 EVDRP, amended and restated	10	.31.2	Current Report on Form 8-K, filed December 11, 2008

(10.32)		*Benefits Restoration Plan, amended and restated (“BRP”)	10	.32.1	Current Report on Form 8-K/A, filed December 11, 2008

(10.33)		*Restated Trust Agreement for Employee Stock Benefit Trust	10	.33.1	1997 Annual Report on Form 10-K, filed March 26, 1998

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10	.33.1)	*Common Stock Purchase Agreement	10.2		Current Report on Form 8-K, filed October 25, 1996

(10	.33.2)	*Restated Promissory Note	10	.33.3	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.34)		*Amended and Restated Capital Accumulation Plan (“CAP”)	10.34		1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.34.1)	*Trust under CAP	4.2		Registration Statement on Form S-8 (File No. 333-38707), filed October 24, 1997

(10	.34.2)	*Amendment No. 1 to CAP	10	.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000

(23.1)		Consent of Ernst & Young	23.1		Current Report on Form 8-K/A, filed August 29, 2007

(23.2)		Consent of Ernst & Young	23.3		Registration Statement on Form S-3 (File No. 333-147369), filed November 14, 2007

(99.2)		*Stock Ownership Policy	99.2		2007 Proxy Statement on Schedule 14A, filed March 15, 2007

(1)	Unless otherwise noted, the File Number for all documents is File No. 1-7685.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15.

SUBMITTED HEREWITH:

Exhibit No.		Item

3.1		Restated Certification of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State, is incorporated by reference to the third quarterly report for 2002 on Form 10-Q, filed November 12, 2002
3.2		By-laws, as amended, is incorporated by reference to the current reports on Form 8-K, filed July 30, 2007 and December 13, 2006
10.1		Avery Dennison Office Products Company — Credit Agreement, amended and restated, is incorporated by reference to the second quarterly report for 2008 on Form 10-Q, filed August 7, 2008
10.2		Revolving Credit Agreement, amended and restated, is incorporated by reference to the third quarterly report for 2007 on Form 10-Q, filed November 7, 2007
10	.19.8	*Form of Performance Unit Agreement
12		Computation of Ratio of Earnings to Fixed Changes
13		Portions of Annual Report to Shareholders for fiscal year ended December 27, 2008
21		List of Subsidiaries
23		Consent of Independent Registered Public Accounting Firm (see page S-4)
24		Power of Attorney
31.1		D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

v

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15.

STATEMENT AND AGREEMENT REGARDING
LONG-TERM DEBT OF REGISTRANT

Except as indicated above, Registrant has no instrument with respect to long-term debt under which securities authorized thereunder equal or exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of its long-term debt instruments to the Commission upon request.