Form 10-Q
period 2009-04-04
AVERY DENNISON CORPORATION
filed 2009-05-14
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009.
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
Registrant’s telephone number, including area code: (626) 304-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of May 2, 2009: 112,737,162

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2009 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	April 4, 2009	December 27, 2008

Assets
Current assets:
Cash and cash equivalents	$83.0	$105.5
Trade accounts receivable, less allowances of $54.8 and $57.3 for 2009 and 2008, respectively	864.2	988.9
Inventories, net	533.4	583.6
Current deferred and refundable income taxes	98.5	115.6
Other current assets	110.1	136.8

Total current assets	1,689.2	1,930.4
Property, plant and equipment	3,104.8	3,173.1
Accumulated depreciation	(1,705.4)	(1,680.1)

Property, plant and equipment, net	1,399.4	1,493.0
Goodwill	903.1	1,716.7
Other intangibles resulting from business acquisitions, net	279.3	303.6
Non-current deferred and refundable income taxes	186.6	168.9
Other assets	407.3	423.1

	$4,864.9	$6,035.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$812.4	$665.0
Accounts payable	549.1	672.9
Current deferred and payable income taxes	35.3	59.6
Other current liabilities	549.6	660.5

Total current liabilities	1,946.4	2,058.0
Long-term debt	1,139.2	1,544.8
Long-term retirement benefits and other liabilities	558.5	566.5
Non-current deferred and payable income taxes	133.6	116.4
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value, authorized - 400,000,000 shares at April 4, 2009 and December 27, 2008; issued - 124,126,624 shares at April 4, 2009 and December 27, 2008; outstanding - 104,954,931 shares and 98,366,621 shares at April 4, 2009 and December 27, 2008, respectively	124.1	124.1
Capital in excess of par value	612.5	642.9
Retained earnings	1,438.7	2,381.3
Cost of unallocated ESOP shares	(1.2)	(1.2)
Employee stock benefit trusts, 7,767,231 shares and 7,888,953 shares at April 4, 2009 and December 27, 2008, respectively	(190.3)	(246.9)
Treasury stock at cost, 11,389,450 shares and 17,841,050 shares at April 4, 2009 and December 27, 2008, respectively	(571.0)	(867.7)
Accumulated other comprehensive loss	(325.6)	(282.5)

Total shareholders’ equity	1,087.2	1,750.0

	$4,864.9	$6,035.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 4, 2009	March 29, 2008

Net sales	$1,426.2	$1,645.2
Cost of products sold	1,081.1	1,221.2

Gross profit	345.1	424.0
Marketing, general and administrative expense	304.2	328.0
Goodwill and indefinite-lived intangible asset impairment charges	832.0	–
Interest expense	27.5	29.5
Other expense	97.3	5.6

(Loss) income before taxes	(915.9)	60.9
Benefit from income taxes	(17.0)	(7.5)

Net (loss) income	$(898.9)	$68.4

Per share amounts:

Net (loss) income per common share	$(8.99)	$.70

Net (loss) income per common share, assuming dilution	$(8.99)	$.69

Dividends	$.41	$.41

Average shares outstanding:
Common shares	100.0	98.4
Common shares, assuming dilution	100.0	98.6

Common shares outstanding at period end	105.0	98.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008

Operating Activities
Net (loss) income	$(898.9)	$68.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.3	50.2
Amortization	21.9	20.1
Provision for doubtful accounts	6.1	4.0
Goodwill and indefinite-lived intangible asset impairment charges	832.0	–
Asset impairment and net loss on sale and disposal of assets	25.3	9.5
Loss from debt extinguishment	21.2	–
Stock-based compensation	6.4	8.0
Other non-cash items, net	4.6	(8.0)
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(51.9)	(96.2)

Net cash provided by operating activities	16.0	56.0

Investing Activities
Purchase of property, plant and equipment	(15.7)	(38.4)
Purchase of software and other deferred charges	(8.2)	(16.5)
Proceeds from sale of investments, net	.6	–
Other	.7	.5

Net cash used in investing activities	(22.6)	(54.4)

Financing Activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	89.8	(360.8)
Additional borrowings (maturities longer than 90 days)	–	400.1
Payments of debt (maturities longer than 90 days)	(58.1)	(.1)
Dividends paid	(43.7)	(43.8)
Proceeds from exercise of stock options, net	.2	1.5
Other	(2.9)	2.3

Net cash used in financing activities	(14.7)	(.8)

Effect of foreign currency translation on cash balances	(1.2)	.9

(Decrease) increase in cash and cash equivalents	(22.5)	1.7
Cash and cash equivalents, beginning of year	105.5	71.5

Cash and cash equivalents, end of period	$83.0	$73.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of Avery Dennison Corporation’s (the “Company’s”) interim results. The unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s 2008 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K.
The Company’s 2009 fiscal year includes a 53-week period, with the extra week reflected in the first quarter. Normally, each fiscal year consists of 52 weeks, but every fifth or sixth year consists of 53 weeks. The first three months ending April 4, 2009 consisted of a fourteen-week period compared to a thirteen-week period for the first three months ending March 29, 2008.
The interim results of operations are not necessarily indicative of future financial results.
Financial Presentation
Certain prior year amounts have been reclassified to conform with the current year presentation.
Note 2. Acquisitions
On April 1, 2008, the Company acquired DM Label Group (“DM Label”). DM Label operations are included in the Company’s Retail Information Services segment. The impact of this acquisition on the Company’s revenues was approximately $9 million during the first three months ending April 4, 2009.
Note 3. Inventories
Inventories consisted of:

(In millions)	April 4, 2009	December 27, 2008

Raw materials	$235.1	$256.2
Work-in-progress	132.9	143.4
Finished goods	234.9	248.6

Inventories at lower of FIFO cost or market (approximates replacement cost)	602.9	648.2
Inventory reserves	(69.5)	(64.6)

Inventories, net	$533.4	$583.6

Note 4. Goodwill and Other Intangibles Resulting from Business Acquisitions
In the first three months of 2009, the Company recorded non-cash impairment charges of $832 million for the retail information services reporting unit, of which $820 million is related to goodwill and $12 million is related to indefinite-lived intangible assets. These charges are based on the Company’s preliminary estimates, which are expected to be finalized in the second quarter of 2009.
The Company performs its test for impairment of goodwill and indefinite-lived intangible assets (“goodwill impairment”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” In performing the required impairment test, the Company primarily applies a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. The Company’s reporting units, which are composed of either a discrete business or an aggregation of businesses with similar economic characteristics, consist of roll materials; retail information services; office and consumer products; graphics and reflective products; industrial products; and business media.
The Company performs its annual goodwill impairment test during the fourth quarter. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s first quarter financial statements, the Company determined that there was a need to initiate an interim goodwill impairment test. The factors considered included both a

Avery Dennison Corporation
sustained decline in the Company’s stock price and a decline in the Company’s 2009 revenue projections for the retail information services reporting unit, following lower than expected revenues in March 2009, which continued in April 2009. The peak season for the retail information services reporting unit has traditionally been March through the end of the second quarter.
The necessity for, and the amount of, the goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment is indicated by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed for that reporting unit to determine if goodwill is impaired and to measure the amount of impairment loss that should be recognized, if any.
The second step, if necessary, compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that reporting unit’s goodwill. The process of determining such implied fair value of goodwill involves allocating the reporting unit’s fair value as determined in step one to all of the reporting unit’s assets and liabilities. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.
The Company estimates the fair value of its reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital for comparable companies. Assumptions about sales, operating margins, and growth rates are based on the Company’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period.
The Company’s first step of its interim impairment analysis indicated that the fair value of each of the Company’s reporting units exceeded its carrying value, except for the Company’s retail information services reporting unit, which had a fair value less than its carrying value. In evaluating the fair value of the retail information services reporting unit, the Company assumed further declines in revenue for 2009 from 2008, reflecting continued and further weakness in the retail apparel market. The Company then assumed that revenues by 2012 would increase to levels comparable with 2007 (including estimated sales for Paxar and DM Label, adjusted for foreign currency translation). The Company also assumed a discount rate of 14.5% reflecting the increased uncertainty of global economic conditions in the first three months of 2009.
The primary factors contributing to the $832 million of non-cash impairment charges relative to the Company’s impairment test in the fourth quarter of 2008 were the assumed increase in the discount rate, the reduced assumptions for revenue growth through 2013, and the associated cash flow impact from these reduced projections. The change in these factors reflected worsening economic projections and market conditions.
Goodwill
Based on the results of the first step and a preliminary assessment of the second step of the impairment test, the Company has recorded a non-cash impairment charge of $820 million for the retail information services reporting unit in the first three months of 2009. The second step of the impairment test is expected to be completed by the end of the second quarter of 2009. Once completed, there could potentially be an additional non-cash adjustment to the goodwill impairment charge. The total amount of goodwill assigned to the retail information services reporting unit prior to impairment charges was approximately $1.2 billion.

Avery Dennison Corporation
Changes in the net carrying amount of goodwill for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Balance as of December 29, 2007	$354.0	$1,137.7	$177.6	$14.0	$1,683.3
Goodwill acquired during the period(1)	–	45.1	–	–	45.1
Acquisition adjustments(2)	.3	10.3	–	–	10.6
Transfers(3)	–	10.4	–	(10.4)	–
Translation adjustments	(19.9)	8.1	(10.4)	(.1)	(22.3)

Balance as of December 27, 2008	$334.4	$1,211.6	$167.2	$3.5	$1,716.7
Acquisition adjustments(4)	–	31.1	–	–	31.1

Goodwill impairment charges	–	(820.0)	–	–	(820.0)
Translation adjustments	(12.0)	(7.7)	(5.0)	–	(24.7)

Balance as of April 4, 2009	$322.4	$415.0	$162.2	$3.5	$903.1

Goodwill Summary:
Goodwill	$322.4	$1,235.0	$162.2	$3.5	$1,723.1
Accumulated impairment losses	–	(820.0)	–	–	(820.0)

Balance as of April 4, 2009	$322.4	$415.0	$162.2	$3.5	$903.1

(1)	Goodwill acquired during the period related to the DM Label acquisition in April 2008.

(2)	Acquisition adjustments in 2008 consisted of opening balance sheet adjustments associated with the acquisition of Paxar Corporation (“Paxar”) in June 2007.

(3)	Related to the transfer of a business from other specialty converting businesses to Retail Information Services to align with a change in the Company’s internal reporting structure.

(4)	Acquisition adjustments in 2009 consisted of opening balance sheet adjustments associated with the DM Label acquisition in April 2008.
As of April 4, 2009, goodwill and other intangible assets and their related useful lives include the allocations of the purchase price of the DM Label acquisition based on valuations of the acquired assets.
Indefinite-Lived Intangible Assets
In connection with the acquisition of Paxar, the Company acquired approximately $30 million of intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. As part of the interim goodwill impairment test discussed above, the Company additionally recorded a non-cash impairment charge of $12 million related to these indefinite-lived intangible assets in the first three months of 2009.
Finite-Lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at April 4, 2009 and December 27, 2008, which continue to be amortized:

	April 4, 2009			December 27, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$290.4	$72.7	$217.7	$295.9	$67.4	$228.5
Patents and other acquired technology	53.5	20.0	33.5	53.6	18.8	34.8
Trade names and trademarks	43.3	36.4	6.9	45.1	38.1	7.0
Other intangibles	8.7	5.0	3.7	8.8	5.0	3.8

Total	$395.9	$134.1	$261.8	$403.4	$129.3	$274.1

Amortization expense on finite-lived intangible assets resulting from business acquisitions was $8.6 million and $7.9 million for the three months ended April 4, 2009 and March 29, 2008, respectively. As of April 4, 2009, the estimated amortization expense for finite-lived intangible assets resulting from completed business acquisitions for this fiscal year and each of the next four fiscal years is expected to be approximately $29 million per year.
The weighted-average amortization periods from the date of acquisition for finite-lived intangible assets resulting from business acquisitions are thirteen years for customer relationships, twelve years for trade names and trademarks, thirteen years for patents and other acquired technology, eight years for other intangibles and thirteen years in total. As of April 4, 2009, the weighted-average remaining useful life of acquired finite-lived intangible assets are nine years for customer relationships, five years for trade names and trademarks, eight years for patents and other acquired technology, five years for other intangibles and nine years in total.
Note 5. Debt
On January 23, 2009, the Company entered into an amendment to a credit agreement for a $1 billion revolving credit facility (the “Revolver”) with certain domestic and foreign banks, maturing August 10, 2012. The amendment increases the Company’s flexibility for a specified period of time under the financial covenants to which the Revolver is subject and excludes certain restructuring charges from the calculation of the financial ratios under those covenants. The amendment increases the annual interest rate of the Revolver to

Avery Dennison Corporation
the annual rate of, at the Company’s option, either (i) between LIBOR plus 1.8% and LIBOR plus 3.5%, depending on the Company’s debt ratings by either Standard & Poor’s Rating Service (“S&P”) or Moody’s Investor Service (“Moody’s”), or (ii) the higher of (A) the federal funds rate plus 0.50% or (B) the prime rate, plus between 0.8% and 2.5%, depending on the Company’s debt ratings by either S&P or Moody’s. The amendment also provides for an increase in the facility fee payable under the Revolver to the annual rate of between 0.2% and 0.5%, depending on the Company’s debt ratings by either S&P or Moody’s.
On January 23, 2009, a wholly-owned subsidiary of the Company entered into an amendment to a credit agreement for a $400 million term loan credit facility (“Credit Facility”) with certain domestic and foreign banks, maturing February 8, 2011. The subsidiary’s payment and performance under the agreement are guaranteed by the Company. The amendment increases the Company’s flexibility for a specified period of time under the financial covenants to which the Credit Facility is subject and excludes certain restructuring charges from the calculation of the financial ratios under those covenants. The amendment also increases the annual interest rate of the Credit Facility to the annual rate of, at the subsidiary’s option, either (i) between LIBOR plus 2.0% and LIBOR plus 4.0%, depending on the Company’s debt ratings by either S&P or Moody’s, or (ii) the higher of (A) the federal funds rate plus 0.50% or (B) the prime rate, plus between 1.0% and 3.0%, depending on the Company’s debt ratings by either S&P or Moody’s. The amendment requires the partial repayment of the loans under the Credit Facility in $15 million quarterly installments beginning April 2009 through December 2010, and $280 million payable upon maturity.
The financial covenant ratios permitted under the above-mentioned amendments are as follows:

								Fourth
	First	Second	Third	Fourth	First	Second	Third	Quarter
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	2010 and
	2009	2009	2009	2009	2010	2010	2010	thereafter

Interest Coverage Ratio (Minimum)	2.50	2.25	2.10	2.25	2.60	3.00	3.25	3.50
Leverage Ratio (Maximum)	4.00	4.25	4.25	4.00	3.75	3.50	3.50	3.50

As of April 4, 2009, the Company was in compliance with its financial covenants. The non-cash goodwill and indefinite-lived intangible asset impairment charges recognized in the first three months of 2009 have no adverse impact on the Company’s financial covenants. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” for information regarding the impairments.
On March 10, 2009, the Company completed an exchange of approximately 6.6 million units (or 75.15%) of its HiMEDS units, stated amount $50.00 per unit (the “HiMEDS units”), in the form of Corporate HiMEDS units (the “Corporate HiMEDS units”), comprised of (i) a purchase contract obligating the holder to purchase from the Company its common stock shares, par value $1.00 per share (the “common stock”), and (ii) a 1/20 or 5.0% undivided beneficial interest in a $1,000 aggregate principal amount 5.350% senior note due November 15, 2020 (the “HiMEDS senior notes”), for 0.9756 shares of common stock and $6.50 in cash (which includes the accrued and unpaid contract adjustment payments with respect to the purchase contracts and the accrued and unpaid interest with respect to the HiMEDS senior notes) for each Corporate HiMEDS unit. The Company issued approximately 6.5 million shares of its common stock and paid approximately $43 million in cash for the exchanged HiMEDS units with a carrying value of approximately $331 million. As a result of this exchange, the Company recorded a debt extinguishment loss of approximately $21 million, which included a write-off of $9.6 million related to unamortized debt issuance costs.
As of April 4, 2009, approximately 2 million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of shares in 2010 (depending on the stock price at the time).

Avery Dennison Corporation
Note 6. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	April 4, 2009		March 29, 2008		April 4, 2009	March 29, 2008
(In millions)	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$5.4	$2.8	$4.7	$3.5	$.2	$.3
Interest cost	9.8	6.2	9.3	7.0	.5	.4
Expected return on plan assets	(12.2)	(6.4)	(12.8)	(7.3)	–	–
Recognized net actuarial loss	3.3	.5	1.4	.9	.4	.4
Amortization of prior service cost	.2	.1	.3	.1	(.5)	(.5)
Amortization of transition asset	–	(.1)	–	(.1)	–	–

Net periodic benefit cost	$6.5	$3.1	$2.9	$4.1	$.6	$.6

The Company contributed $.8 million and $.7 million to its U.S. pension plans during the three months ended April 4, 2009 and March 29, 2008, respectively. The Company expects to contribute $7.2 million (and may contribute up to an additional $25 million) to its U.S. pension plans for the remainder of 2009. Additionally, the Company contributed $.7 million and $.9 million to its U.S. postretirement health benefit plan during the three months ended April 4, 2009 and March 29, 2008, respectively. For the remainder of 2009, the Company expects to contribute an additional $2.1 million to its U.S. postretirement health benefit plan.
The Company contributed $6.4 million and $7.7 million to its international pension plans during the three months ended April 4, 2009 and March 29, 2008, respectively. For the remainder of 2009, the Company expects to contribute an additional $11.3 million to its international pension plans.
Note 7. Research and Development
Research and development expense for the three months ended April 4, 2009 and March 29, 2008 was $23.2 million and $24.5 million, respectively.
Note 8. Stock-Based Compensation
Net income included stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $6.4 million and $8 million for the three months ended April 4, 2009 and March 29, 2008, respectively. Total stock-based compensation expense was included in “Marketing, general and administrative expense” and was recorded in corporate expense and the Company’s operating segments, as appropriate.
During the second quarter 2008, following the Company’s shareholders’ approval of the amended and restated stock option and incentive plan on April 24, 2008, the Company began granting PUs to certain eligible employees of the Company. These PUs are payable in shares of the Company’s common stock at the end of a three-year cliff vesting period provided that certain performance objective metrics are achieved at the end of the period. During the first three months of 2009, the Company recognized $.7 million of compensation expense related to PUs, which is included in the stock-based compensation expense noted above.
In February 2009, the Company granted its annual stock-based awards to employees and directors. The provision of SFAS No. 123(R), “Share-Based Payment,” requires that such awards granted to retirement-eligible employees be treated as though they were immediately vested; as a result, the compensation expense related to these awards (approximately $.9 million) was recognized during the three months ended April 4, 2009 and is included in the stock-based compensation expense noted above.
As of April 4, 2009, the Company had approximately $60 million of unrecognized compensation cost related to unvested stock options, PUs, RSUs and restricted stock under the Company’s plans. Total unrecognized compensation cost is expected to be recognized over the remaining weighted-average requisite service period of approximately three years for stock options, PUs, RSUs and restricted stock.
Note 9. Cost Reduction Actions
Severance charges recorded under the Company’s restructuring actions are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Severance and other employee costs represent cash paid or to be paid to employees terminated under these actions. Charges below are included in “Other expense” in the unaudited Consolidated Statement of Income.
Beginning in 2009, the Company modified its approach to allocating Corporate costs (including costs associated with restructuring actions) to its operating segments to better reflect the costs required to support operations within segment results. Prior year amounts have been restated to conform with the new methodology.
First Quarter 2009
During the first three months of 2009, the Company continued the implementation of the new cost reduction action initiated in the fourth quarter of 2008, and recorded a charge of $39.1 million consisting of $17.1 million of severance and other employee costs

Avery Dennison Corporation
resulting in the elimination of approximately 725 positions impacting all segments, as well as $21.9 million of asset impairment charges, and $.1 million of lease cancellation charges. As of April 4, 2009, approximately 225 employees remain with the Company, and are expected to leave in 2009.

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Total severance and other employee costs accrued during the period ended:
April 4, 2009	$7.6	$5.8	$.9	$2.8	$17.1

2009 Settlements	(1.5)	(5.0)	(.4)	(.8)	(7.7)

Balance at April 4, 2009	$6.1	$.8	$.5	$2.0	$9.4

Asset Impairment
Machinery and equipment	$1.3	$2.9	$–	$11.2	$15.4
Buildings	.4	.7	1.5	.9	3.5
Patents	1.7	.2	.3	.8	3.0
Other
Lease cancellations	.1	–	–	–	.1

	$3.5	$3.8	$1.8	$12.9	$22.0

2008
In 2008, the Company implemented cost reduction actions, including the new cost reduction action initiated in the fourth quarter, resulting in a headcount reduction of approximately 1,475 positions, impairment of certain assets and software, as well as lease cancellations. At April 4, 2009, approximately 130 employees remain with the Company, and are expected to leave in 2009. Charges related to these actions totaled $40.7 million, including severance and related costs of $29.8 million, impairment of fixed assets and buildings of $7.7 million, lease cancellation charges of $2.3 million and software impairment of $.9 million. The table below details the accruals and payments related to these actions:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Total severance and other employee costs accrued during the period ended:
March 29, 2008	$1.5	$1.4	$.2	$.2	$3.3
June 28, 2008	.2	2.8	4.2	–	7.2
September 27, 2008	2.5	1.4	3.2	1.6	8.7
December 27, 2008	2.5	3.8	3.1	1.2	10.6

Total expense accrued during 2008	6.7	9.4	10.7	3.0	29.8
2008 Settlements	(1.5)	(4.7)	(5.2)	(1.1)	(12.5)
2009 Settlements	(2.5)	(3.6)	(2.8)	(1.4)	(10.3)

Balance at April 4, 2009	$2.7	$1.1	$2.7	$.5	$7.0

Asset Impairment
Machinery and equipment	$4.9	$1.3	$1.2	$.2	$7.6
Buildings	–	.1	–	–	.1
Other
Lease cancellations	.9	1.4	–	–	2.3
Software impairment	–	–	.9	–	.9

	$5.8	$2.8	$2.1	$.2	$10.9

Avery Dennison Corporation
Note 10. Financial Instruments and Foreign Currency
The Company enters into certain foreign exchange hedge contracts to reduce its exposure to risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the U.S. The Company enters into certain interest rate contracts to help manage its exposure to interest rate fluctuations. The Company also enters into certain natural gas and other commodity futures contracts to hedge price fluctuations for a portion of its anticipated domestic purchases. The maximum length of time in which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is generally 12 to 24 months.
As of April 4, 2009, the U.S. dollar equivalent notional values of the Company’s outstanding commodity contracts and foreign currency contracts were approximately $19 million and $1.3 billion, respectively.
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates commodity forward contracts on forecasted purchases of commodities and foreign currency contracts on forecasted transactions as cash flow hedges and foreign currency contracts on existing balance sheet items as fair value hedges.
The following table provides the balances and locations of derivatives as of April 4, 2009:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$13.5	Other current liabilities	$21.7
Commodity contracts	Other current assets	–	Other current liabilities	7.3

		$13.5		$29.0

Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings, resulting in no net material impact to income.
The following table provides the components of the gain (loss) recognized in income related to fair value hedging contracts. The corresponding gains or losses on the underlying hedged items approximated the net gain on these fair value hedging contracts.

		Three Months Ended
(In millions)	Location of Gain (Loss) in Income	April 4, 2009

Foreign exchange contracts	Cost of products sold	$(1.1)
Foreign exchange contracts	Marketing, general and administrative expense	24.2

		$23.1

Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The following table provides the components of the gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion) related to cash flow hedging contracts:

Three Months Ended
(In millions)	April 4, 2009

Foreign exchange contracts	$(.1)
Commodity contracts	(3.3)

$(3.4)

Avery Dennison Corporation
The following table provides the components of the gain (loss) reclassified from accumulated other comprehensive loss (effective portion) related to cash flow hedging contracts:

		Three Months Ended
(In millions)	Location of Gain (Loss) in Income	April 4, 2009

Interest rate contracts	Interest expense	$(3.9)
Foreign exchange contracts	Cost of products sold	2.2
Commodity contracts	Cost of products sold	(2.1)

		$(3.8)

For the first three months of 2008, the aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness of hedge activity was a net loss of $1.4 million. As of April 4, 2009, a net loss of approximately $10 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
Included in the reclassification amount discussed above is the amortization of certain hedge costs of approximately $7 million incurred in connection with the long-term debt issued in 2007 related to the Paxar acquisition. Such costs are being amortized over the life of the related forecasted hedge transactions.
The amount of gain or loss recognized in income related to the ineffective portion of and the amounts excluded from effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments under SFAS No. 133 were not significant.
Foreign Currency
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) increased net income by $.4 million for the first three months of 2009. Transactions in foreign currencies increased net income by approximately $8 million for the first three months of 2008, which included a foreign currency net gain of approximately $4 million related to certain intercompany transactions. These results exclude the effects of translation of foreign currencies on the Company’s financial statements.
In the first three months of 2009 and 2008, no translation gains or losses for hyperinflationary economies were recognized in net income since the Company had no operations in hyperinflationary economies.
Note 11. Taxes Based on Income
The effective tax rate for the first three months of 2009 was 1.9%, compared to a negative 12.3% for the same period in 2008, resulting in a benefit for both periods. The effective tax rate for the first three months of 2009 includes a benefit of approximately $19 million from discrete events, primarily the tax effect of impairments of goodwill and indefinite-lived intangible assets. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.
The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate. With some exceptions, the Company and its subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2004.
During the first three months of 2009, the Company recorded a $14.7 million increase in goodwill for uncertain tax positions related to the DM Label acquisition. It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions by approximately $40 million, primarily as the result of cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $18 million relating to gross uncertain tax positions could be paid within the next 12 months.

Avery Dennison Corporation
Note 12. Net (Loss) Income Per Share
Net (loss) income per common share amounts were computed as follows:

	Three Months Ended
(In millions, except per share amounts)	April 4, 2009	March 29, 2008

(A) Net (loss) income available to common shareholders	$(898.9)	$68.4

(B) Weighted-average number of common shares outstanding	100.0	98.4
Dilutive shares (additional common shares issuable under employee stock options, PUs, RSUs and restricted stock)	–	.2

(C) Weighted-average number of common shares outstanding, assuming dilution	100.0	98.6

Net (loss) income per common share (A) ÷ (B)	$(8.99)	$.70

Net (loss) income per common share, assuming dilution (A) ÷ (C)	$(8.99)	$.69

In the first three months of 2009, net loss per common share and net loss per common share, assuming dilution were the same because the effect of dilutive securities was anti-dilutive as the Company generated a net operating loss.
Certain employee stock options, PUs, RSUs and shares of restricted stock were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock options, PUs, RSUs and shares of restricted stock excluded from the computation totaled 11.6 million shares and 9.4 million shares for the three months ended April 4, 2009 and March 29, 2008, respectively.
As further discussed in Note 17, “Recent Accounting Pronouncements,” effective at the beginning of 2009, the Company adopted provisions of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which did not have a material impact on net (loss) income per share.
Note 13. Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income, foreign currency translation adjustment, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive (loss) income was $(942.0) million and $152.5 million for the three months ended April 4, 2009 and March 29, 2008, respectively.
The components of accumulated other comprehensive loss (net of tax, with the exception of the foreign currency translation adjustment) were as follows:

(In millions)	April 4, 2009	December 27, 2008

Foreign currency translation adjustment	$19.8	$65.8
Net actuarial loss, prior service cost and net transition assets, less amortization	(330.0)	(332.5)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(15.4)	(15.8)

Accumulated other comprehensive loss	$(325.6)	$(282.5)

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, were as follows:

(In millions)	April 4, 2009	December 27, 2008

Beginning accumulated derivative loss	$(15.8)	$(16.8)
Net loss (gain) reclassified to earnings	3.8	(2.9)
Net change in the revaluation of hedging transactions	(3.4)	3.9

Ending accumulated derivative loss	$(15.4)	$(15.8)

Avery Dennison Corporation
Note 14. Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of April 4, 2009:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$11.5	$11.5	$–	$–
Derivative assets	13.5	–	13.5	–

Liabilities:
Derivative liabilities	$29.0	$7.3	$21.7	$–

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
The following table provides the assets carried at fair value measured on a non-recurring basis as of April 4, 2009:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Total
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)

Goodwill	$415.0	$–	$–	$415.0	$(820.0)
Indefinite-lived intangible asset	18.0	–	–	18.0	(12.0)
Long-lived assets held and used	4.0	–	1.1	2.9	(12.4)

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets held and used with a carrying amount $16.4 million were written down to their fair value of $4.0 million, resulting in an impairment charge of $12.4 million, which was included in “Other expense” in the unaudited Consolidated Statement of Income for the three months ended April 4, 2009.
In accordance with SFAS No. 142, goodwill with a carrying amount of $1.2 billion was written down to its estimated implied fair value of $415 million, resulting in a non-cash estimated impairment charge of $820 million. Additionally, certain indefinite-lived assets with a carrying value of approximately $30 million was written down to its estimated implied fair value of $18 million, resulting in a non-cash estimated impairment charge of $12 million. These charges are included in “Goodwill and indefinite-lived intangible asset impairment charges” in the unaudited Consolidated Statement of Income for the three months ended April 4, 2009. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” for further information.
Note 15. Commitments and Contingencies
Legal Proceedings
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM-Kymmene Corporation (“UPM”), Bemis Company, Inc. (“Bemis”), and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The court substantively granted class certification on November 19, 2007. On July 22, 2008, the court held a hearing to set a schedule for merits discovery. On May 12, 2009, the Company entered into a settlement agreement with plaintiffs. Without admitting liability, the Company has agreed to pay plaintiffs $36.5 million, plus up to $.5 million related to notice and administration expenses, in two equal installments of $18.5 million. The Company expects the first installment to be paid in the second quarter of 2009 and the second installment to be paid in the third quarter of 2009. The Company

Avery Dennison Corporation
recorded an accrual of $37 million for this settlement in the three-month period ended April 4, 2009. The settlement is subject to approval by the court. If court approval is obtained, the matter will be dismissed with prejudice.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended its complaint to add Bemis’ subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. The Nebraska, Kansas and Vermont cases are currently stayed. Defendants’ motion to dismiss the Tennessee case, filed on March 30, 2006, is pending. The Company intends to defend these matters vigorously.
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
Environmental
As of April 4, 2009, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fifteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
The Company has accrued liabilities for these and certain other sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites that could be identified in the future for cleanup could be higher than the liability currently accrued.
The activity for the first three months of 2009 and full-year 2008 related to environmental liabilities, which include costs associated with compliance and remediation, were as follows:

(In millions)	April 4, 2009	December 27, 2008

Balance at beginning of year	$58.5	$37.8
Purchase price adjustments related to acquisitions	2.1	24.6
Accruals	.6	.9
Payments	(.9)	(4.8)

Balance at end of period	$60.3	$58.5

As of April 4, 2009, approximately $13 million of the total balance is classified as short-term.
These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in the site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.

Avery Dennison Corporation
Product Warranty
The Company provides for an estimate of costs that may be incurred under its basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of the product. Factors that affect the Company’s warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy the Company’s warranty obligation and availability of insurance coverage. Because these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. As of April 4, 2009, the Company’s product warranty liabilities were approximately $1.8 million.
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
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At April 4, 2009, the Company had guaranteed approximately $11 million.
As of April 4, 2009, the Company guaranteed up to approximately $22 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $530 million of certain subsidiaries’ lines of credit with various financial institutions.
As of April 4, 2009, approximately 2 million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of shares in 2010 (depending on the stock price at the time). Refer to Note 5, “Debt,” for more information.
Note 16. Segment Information
As discussed in Note 2, “Acquisitions,” the Company completed the acquisition of DM Label during the second quarter of 2008. The operating results for DM Label are included in the Retail Information Services segment.
Beginning in 2009, the Company modified its approach to allocating Corporate costs to its operating segments to better reflect the costs required to support operations within segment results. Prior year amounts have been restated to conform with the new methodology.

Avery Dennison Corporation
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended
(In millions)	April 4, 2009		March 29, 2008

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$808.8		$919.6
Retail Information Services	316.0		372.0
Office and Consumer Products	184.4		194.4
Other specialty converting businesses	117.0		159.2

Net sales to unaffiliated customers	$1,426.2		$1,645.2

Intersegment sales:
Pressure-sensitive Materials	$37.4		$40.8
Retail Information Services	.3		1.2
Office and Consumer Products	.3		.3
Other specialty converting businesses	3.3		6.8
Eliminations	(41.3)		(49.1)

Intersegment sales	$–		$–

(Loss) income before taxes:
Pressure-sensitive Materials	$(.2)		$71.8
Retail Information Services	(853.4)		(3.7)
Office and Consumer Products	23.4		21.9
Other specialty converting businesses	(27.5)		9.5
Corporate expense	(30.7)		(9.1)
Interest expense	(27.5)		(29.5)

(Loss) income before taxes	$(915.9	)(1)	$60.9 (2)

(1)	Operating loss for the first three months of 2009 included “Other expense” totaling $97.3, consisting of asset impairment charges of $21.9, restructuring costs of $17.1, lease cancellation charges of $.1, an accrual for a legal settlement of $37, and a loss of $21.2 from debt extinguishment. Of the total $97.3, the Pressure-sensitive Materials segment recorded $48.1, the Retail Information Services segment recorded $9.6, the Office and Consumer Products segment recorded $2.7, the other specialty converting businesses recorded $15.7, and Corporate recorded $21.2.

Additionally, operating loss for the Retail Information Services segment for the first three months of 2009 included $832 of goodwill and indefinite-lived intangible asset impairment charges.

(2)	Operating income for the first three months of 2008 included “Other expense” totaling $5.6, consisting of restructuring costs of $3.3 and asset impairment charges of $2.3. Of the total $5.6, the Pressure-sensitive Materials segment recorded $3.8, the Retail Information Services segment recorded $1.5, the Office and Consumer Products segment recorded $.1, and the other specialty converting businesses recorded $.2.

Additionally, operating loss for the Retail Information Services segment for the first three months of 2008 included $7 of transition costs associated with acquisition integrations.
Note 17. Recent Accounting Requirements
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which require disclosure about fair value of financial instruments, whether recognized or not recognized in the statement of financial position, in interim financial information. This issue also requires fair value information to be presented together with the related carrying amount and disclosure regarding the methods and significant assumptions used to estimate fair value. This issue is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to adopt this issue early and is currently evaluating the disclosure implications of this issue.
The FASB issued in December 2007, and amended in April 2009, SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations,” and defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is

Avery Dennison Corporation
broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. In general, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial results of operations and financial condition.
In December 2008, the FASB issued FSP 132(R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets,” which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of the Company’s pension and postretirement benefits plans. The Company is currently evaluating the disclosure implications of this Statement.
In August 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 08-07, “Accounting for Defensive Intangible Assets.” This issue clarifies that a defensive intangible asset should be accounted for as a separate unit of accounting. This applies to all intangible assets acquired, including intangible assets acquired in a business combination, in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (defensive assets). FSP-EITF 08-07 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on December 15, 2008. The adoption of FSP-EITF 08-07 did not have an impact on the Company’s financial results of operations and financial condition because there have been no acquisitions since the effective date of this issue.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under this issue, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of FSP-EITF 03-6-1 did not have a material impact on the Company’s financial results of operations and financial condition.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material effect on the Company’s financial statements because the Company has utilized the guidance within SAS No. 69.
In April 2008, the FASB directed the FASB Staff to issue FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The adoption of FSP No.142-3 did not have a material impact on the Company’s financial results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company has included the disclosures required under SFAS No. 161 in Note 10. “Financial Instruments and Foreign Currency.”
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Review Board (“ARB”) No. 51.” This Statement is effective for fiscal years and interim periods, beginning on or after December 15, 2008, with earlier adoption prohibited. This Statement requires the recognition of a non-controlling interest (minority

Avery Dennison Corporation
interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This Statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years and interim periods after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to all financial assets and liabilities and to all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. In connection with the issuance of SFAS No. 157, the FASB issued FSP Nos. 157-1 and 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. As allowed for under FSP No. 157-2, the Company applied the provisions of SFAS No. 157 to assets and liabilities measured on a non-recurring basis as of the beginning of the 2009 fiscal year. The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial results of operations or financial position.
Note 18. Subsequent Events
On May 12, 2009, the Company entered into a settlement agreement related to a class action lawsuit. Without admitting liability, the Company has agreed to pay $36.5 million, plus up to $.5 million related to notice and administration expenses, in two equal installments of $18.5 million. The Company expects the first installment to be paid in the second quarter of 2009 and the second installment to be paid in the third quarter of 2009. The Company recorded an accrual of $37 million for this settlement in the three-month period ended April 4, 2009. The settlement is subject to approval by the court. If court approval is obtained, the matter will be dismissed with prejudice. Refer to Note 15, “Commitments and Contingencies,” for further information.

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Definition of Terms	21
Forward-Looking Statements	21
Overview and Outlook	21
Analysis of Results of Operations for the First Three Months	24
Results of Operations by Segment for the First Three Months	26
Financial Condition	28
Uses and Limitations of Non-GAAP Measures	33
Recent Accounting Requirements	33
Safe Harbor Statement	33
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
We use the following terms:
•	Organic sales growth (decline) refers to the change in sales excluding the estimated impact of currency translation, acquisitions and divestitures, and the extra week in fiscal year 2009;

•	Segment operating income (loss) refers to income (loss) before interest and taxes;

•	Free cash flow refers to cash flow from operations and net proceeds from sale of investments, less payments for capital expenditures, software and other deferred charges;

•	Operational working capital refers to trade accounts receivable and inventories, net of accounts payable.
FORWARD-LOOKING STATEMENTS
Certain statements contained in Management’s Discussion and Analysis are “forward-looking statements” and are subject to certain risks and uncertainties. Refer to our “Safe Harbor Statement” herein.
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales decreased 13% in the first three months of 2009 compared to the same period last year.

	Three Months Ended
Estimated change in sales due to:	April 4, 2009	March 29, 2008

Organic sales decline	(15)%	(2)%
Extra week in fiscal year 2009 (1)	7	–
Foreign currency translation	(6)	6
Acquisitions, net of divestitures	1	14

Reported sales (decline) growth	(13)%	18%

(1)	Our 2009 fiscal year includes a 53-week period, with the extra week reflected in the first quarter. Normally, each fiscal year consists of 52 weeks, but every fifth or sixth year consists of 53 weeks.
Net Income
Net income decreased approximately $967 million in the first three months of 2009 compared to the same period in 2008.

Avery Dennison Corporation
Negative factors affecting net income included:
•	Impairment of goodwill and indefinite-lived intangible assets

•	Lower net sales

•	Accrual for a legal settlement

•	Higher restructuring and asset impairment charges related to cost reduction actions

•	Higher raw material and employee-related costs

•	Loss on debt extinguishment

•	Unfavorable impact of foreign currency translation
Positive factors affecting net income included:
•	Benefits from selling price increases

•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Higher tax benefit

•	Lower transition costs related to acquisition integrations
Impairment of Goodwill and Indefinite-Lived Intangible Assets
In the first three months of 2009, we recorded non-cash impairment charges of $832 million for the retail information services reporting unit, of which $820 million is related to goodwill and $12 million is related to indefinite-lived intangible assets. These charges are based on our preliminary estimates, which are expected to be finalized in the second quarter of 2009.
We perform our test of impairment for goodwill and indefinite-lived intangible assets (“goodwill impairment”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” In performing the required impairment test, we primarily apply a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. Our reporting units, which are composed of either a discrete business or an aggregation of businesses with similar economic characteristics, consist of roll materials; retail information services; office and consumer products; graphics and reflective products; industrial products; and business media.
We perform our annual goodwill impairment test during the fourth quarter. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon our assessment of these factors in connection with the preparation of our first quarter financial statements, we determined that there was a need to initiate an interim goodwill impairment test. The factors considered included both a sustained decline in our stock price and a decline in our 2009 revenue projections for the retail information services reporting unit, following lower than expected revenues in March 2009, which continued in April 2009. The peak season for the retail information services reporting unit has traditionally been March through the end of the second quarter.
The first step of our interim impairment analysis indicated that the fair value of each of our reporting units exceeded its carrying value, except for our retail information services reporting unit, which had a fair value less than its carrying value. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for further information.
Goodwill
Based on the results of the first step and a preliminary assessment of the second step of the impairment test, we have recorded a non-cash impairment charge of $820 million for the retail information services reporting unit in the first three months of 2009. The second step of the impairment test is expected to be completed by the end of the second quarter of 2009. Once completed, there could potentially be an additional non-cash adjustment to the goodwill impairment charge.
Indefinite-Lived Intangible Assets
In connection with the acquisition of Paxar Corporation (“Paxar”), we acquired approximately $30 million of intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. As part of the interim goodwill impairment test discussed above, we additionally recorded a non-cash impairment charge of $12 million in the first three months of 2009.
Acquisitions
We completed the acquisition of DM Label Group (“DM Label”) on April 1, 2008. DM Label operations are included in our Retail

Avery Dennison Corporation
Information Services segment. See Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for further information.
Cost Reduction Actions
Q4 2008 — 2009 Actions
In the fourth quarter of 2008, we initiated new restructuring actions that are expected to impact approximately 10% of our global workforce. These new actions target over $150 million in annualized savings by the middle of 2010, of which an estimated $75 million, net of transition costs, is expected to benefit 2009. We expect to incur approximately $160 million (of which $130 million will be settled in cash) of restructuring charges associated with these actions, with the majority to be incurred in 2009. At the end of the first quarter, we achieved run-rate savings representing approximately 30% of our target, and we anticipate reaching 50% by the end of the second quarter.
During the fourth quarter of 2008 and the first quarter of 2009, we recorded $51.4 million in charges related to these restructuring actions, consisting of severance and related employee costs, asset impairment charges, and lease cancellation costs. Severance and employee related costs related to approximately 1,425 positions, impacting all of our segments and geographic regions.
Q1 2008 — Q3 2008 Actions
During the first three quarters of 2008, we implemented cost reduction actions resulting in charges of $22.8 million, including severance and employee related costs for approximately 645 positions, asset impairment charges, and lease cancellation costs.
Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
The effective tax rate for the first three months of 2009 was 1.9%, compared to a negative 12.3% for the same period in 2008, resulting in a benefit for both periods. The effective tax rate for the first three months of 2009 includes a benefit of approximately $19 million from discrete events, primarily the tax effect of impairments of goodwill and indefinite-lived intangible assets. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
Free Cash Flow
Free cash flow, which is a non-GAAP measure, refers to cash flow from operating activities and net proceeds from sale of investments less spending on property, plant, equipment, software and other deferred charges. We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. This measure is not intended to represent the residual cash available for discretionary purposes. Refer to the “Uses and Limitations of Non-GAAP Measures” section for further information regarding limitations of this measure.

	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008

Net cash provided by operating activities	$16.0	$56.0
Purchase of property, plant and equipment	(15.7)	(38.4)
Purchase of software and other deferred charges	(8.2)	(16.5)
Proceeds from sale of investments, net	.6	–

Free cash flow	$(7.3)	$1.1

Free cash flow in the first three months of 2009 reflected timing of payments of accounts payable and lower inventory purchases, payments of bonuses and trade rebates, lower spending on property, plant, and equipment, software, and other deferred charges, and lower income from operations. These negative factors were partially offset by the timing of collection of accounts receivable. See “Analysis of Results of Operations” and “Liquidity” below for more information.
Legal Proceedings
We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices.

Avery Dennison Corporation
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
We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
Outlook
Certain factors that we believe may contribute to 2009 results are listed below.
If current exchange rate trends continue, they would have an unfavorable effect on earnings for 2009.
We expect incremental pension and other employee-related expenses and contributions in 2009.
We may incur additional non-cash goodwill and indefinite-lived intangible asset impairment charges upon completion of step two of our impairment test.
We anticipate higher charges related to restructuring actions in 2009 compared to 2008.
We anticipate lower interest expense in 2009 due primarily to retirements of certain indebtedness. Our assumptions on interest expense are subject to changes in market rates through the remainder of the year.
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
We anticipate our capital and software expenditures to be in the range of $120 million to $150 million in 2009, including increased investment in new business opportunities to transform the Retail Information Services business and drive future growth and profitability improvement.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST THREE MONTHS
(Loss) Income Before Taxes

(In millions)	2009	2008

Net sales	$1,426.2	$1,645.2
Cost of products sold	1,081.1	1,221.2

Gross profit	345.1	424.0
Marketing, general and administrative expense	304.2	328.0
Goodwill and indefinite-lived intangible asset impairment charges	832.0	–
Interest expense	27.5	29.5
Other expense	97.3	5.6

(Loss) income before taxes	$(915.9)	$60.9

As a Percent of Sales:
Gross profit (margin)	24.2%	25.8%
Marketing, general and administrative expense	21.3	19.9
(Loss) income before taxes	(64.2)	3.7

Sales
Sales decreased 13% in the first three months of 2009 compared to the same period last year, due largely to the decline in sales on an organic basis, partially offset by incremental sales from the DM Label acquisition (approximately $9 million) and the impact of the

Avery Dennison Corporation
extra week in the first three months of 2009. Foreign currency translation had an unfavorable impact on the change in sales of approximately $114 million in the first three months of 2009.
On an organic basis, sales declined 15% in the first three months of 2009, as continued deterioration in the global macroeconomic environment contributed to volume declines across all segments and geographic regions.
Refer to “Results of Operations by Segment” for information by reportable segment.
Gross Profit
Gross profit margin for the first three months of 2009 declined compared to the same period in 2008, reflecting reduced fixed-cost leverage due to lower sales on an organic basis, and higher raw material costs, partially offset by benefits from selling price increases and productivity.
Marketing, General and Administrative Expenses
The decrease in marketing, general and administrative expense in the first three months of 2009 compared to the same period last year primarily reflected cost reductions and benefits from productivity and currency translation, partially offset by costs associated with the extra week.
Goodwill and Indefinite-Lived Intangible Asset Impairment Charges
In the first three months of 2009, we recorded non-cash estimated impairment charges of $832 million for the retail information services reporting unit. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other Expense

(In millions)	2009	2008

Restructuring costs	$17.1	$3.3
Asset impairment charges and lease cancellation costs	22.0	2.3
Other	58.2	–

Other expense	$97.3	$5.6

In the first three months of 2009, “Other expense” consisted of asset impairment and lease cancellation charges, severance and other employee-related costs resulting in the reduction in headcount of approximately 725 positions across all segments and geographic regions, as well as an accrual for a legal settlement and a loss from debt extinguishment. For more information regarding the debt extinguishment, refer to “Financial Condition” herein and Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements. For more information regarding the legal settlement, refer to Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
In the first three months of 2008, “Other expense” consisted of charges for severance and other employee-related costs resulting in the reduction in headcount of approximately 155 positions across all segments and geographic regions, as well as asset impairment charges in the Pressure-sensitive Materials segment.
Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net (Loss) Income and Earnings per Share

(In millions, except per share)	2009	2008

(Loss) income before taxes	$(915.9)	$60.9
Benefit from income taxes	(17.0)	(7.5)

Net (loss) income	$(898.9)	$68.4

Net (loss) income per common share	$(8.99)	$.70
Net (loss) income per common share, assuming dilution	$(8.99)	$.69

Net (loss) income as a percent of sales	(63.0)%	4.2%

Percent change in:
Net (loss) income	(1,414.2)%	(13.5)%
Net (loss) income per common share	(1,384.3)	(13.6)
Net (loss) income per common share, assuming dilution	(1,402.9)	(13.8)

Avery Dennison Corporation
Benefit from Income Taxes
Our effective tax rate for the first three months of 2009 was 1.9%, compared with a negative 12.3% for the same period in 2008, resulting in a benefit for both periods. The effective tax rate for the first three months of 2009 includes a benefit of approximately $19 million from discrete events, primarily the tax effect of impairments of goodwill and indefinite-lived intangible assets. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE FIRST THREE MONTHS
Pressure-sensitive Materials Segment

(In millions)	2009	2008

Net sales including intersegment sales	$846.2	$960.4
Less intersegment sales	(37.4)	(40.8)

Net sales	$808.8	$919.6
Operating (loss) income (1)	(.2)	71.8

(1) Includes an accrual for a legal settlement and lease cancellation costs in 2009, and restructuring costs and asset impairment charges in both years	$48.1	$3.8

Net Sales
Sales in our Pressure-sensitive Materials segment decreased 12% in the first three months of 2009 compared to the same period in 2008, reflecting lower sales on an organic basis and the unfavorable impact of foreign currency translation (approximately $78 million), partially offset by the impact of the extra week in the first three months of 2009. On an organic basis, sales declined 11%, as the benefits from selling price increases were more than offset by the decline in volume.
On an organic basis, sales in our roll materials business in the first three months of 2009 declined at a low double-digit rate in Europe, a mid single-digit rate (excluding intercompany sales) in North America, and a low double-digit rate in emerging markets (Asia, Eastern Europe, South America) compared to the same period last year. These declines reflected continued weakness in end-markets.
On an organic basis, sales in our graphics and reflective business declined at a double-digit rate, reflecting lower promotional spending by businesses in response to weak market conditions.
Operating Income
Decreased operating income in the first three months of 2009 reflected an accrual for a legal settlement, lease cancellation costs, and higher restructuring and asset impairment charges. In addition, lower volume and the effects of raw material inflation more than offset the benefits of selling price increases and cost savings from restructuring and productivity improvement initiatives.
Retail Information Services Segment

(In millions)	2009	2008

Net sales including intersegment sales	$316.3	$373.2
Less intersegment sales	(.3)	(1.2)

Net sales	$316.0	$372.0
Operating loss (1) (2)	(853.4)	(3.7)

(1) Includes asset impairment charges in 2009, and restructuring costs in both years	$9.6	$1.5
(2) Includes goodwill and indefinite-lived intangible asset impairment charges in 2009 and transition costs related to acquisition integrations in 2008	$832.0	$7.0

Net Sales
Sales in our Retail Information Services segment decreased 15% in the first three months of 2009 compared to the same period last year, reflecting lower sales on an organic basis and the unfavorable impact of foreign currency translation (approximately $20 million), partially offset by the impact of the extra week in the first three months of 2009 and incremental sales from the DM Label acquisition (approximately $9 million). On an organic basis, sales declined 20% due primarily to continued weakness of the retail apparel market in the U.S. and Europe.

Avery Dennison Corporation
Operating Income
Increased operating loss in the first three months of 2009 reflected goodwill and indefinite-lived intangible asset impairment charges, as well as higher restructuring and asset impairment charges, partially offset by transition costs related to acquisition integrations in the prior year. In addition, incremental savings from integration actions and the benefit of other productivity improvement initiatives were more than offset by lower volume and higher employee-related and raw material cost inflation.
Office and Consumer Products Segment

(In millions)	2009	2008

Net sales including intersegment sales	$184.7	$194.7
Less intersegment sales	(.3)	(.3)

Net sales	$184.4	$194.4
Operating income (1)	23.4	21.9

(1) Includes asset impairment charges in 2009 and restructuring costs in both years	$2.7	$.1

Net Sales
Sales in our Office and Consumer Products segment decreased 5% in the first three months of 2009 compared to the same period last year, reflecting lower sales on an organic basis and the unfavorable impact of foreign currency translation (approximately $10 million), partially offset by the impact of the extra week in the first three months of 2009. On an organic basis, sales declined 7% due primarily to weak end-market demand, partially offset by the effect of customer inventory management.
Operating Income
Increased operating income in the first three months of 2009 reflected the benefit of selling price increases to offset raw material inflation carried throughout 2008, restructuring, and other productivity improvement initiatives. Operating income for both years included restructuring and asset impairment charges.
Other specialty converting businesses

(In millions)	2009	2008

Net sales including intersegment sales	$120.3	$166.0
Less intersegment sales	(3.3)	(6.8)

Net sales	$117.0	$159.2
Operating (loss) income (1)	(27.5)	9.5

(1) Includes asset impairment charges in 2009, and restructuring costs in both years	$15.7	$.2

Net Sales
Sales in our other specialty converting businesses decreased 27% in the first three months of 2009 compared to the same period last year, reflecting lower sales on an organic basis and the unfavorable impact of foreign currency translation (approximately $6 million), partially offset by the impact of the extra week in the first three months of 2009. On an organic basis, sales declined 29% in the first three months of 2009, primarily reflecting lower volume in products sold to the automotive and housing construction industries.
Operating Income
Operating loss in the first three months of 2009 reflected lower sales on an organic basis, partially offset by the benefit of productivity improvement initiatives. Operating (loss) income included asset impairment charges in 2009 and restructuring costs in both years.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Cash Flow from Operating Activities for the First Three Months:

(In millions)	2009	2008

Net (loss) income	$(898.9)	$68.4
Depreciation and amortization	71.2	70.3
Provision for doubtful accounts	6.1	4.0
Goodwill and indefinite-lived intangible asset impairment charges	832.0	–
Asset impairment and net loss on sale and disposal of assets	25.3	9.5
Loss from debt extinguishment	21.2	–
Stock-based compensation	6.4	8.0
Other non-cash items, net	4.6	(8.0)
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(51.9)	(96.2)

Net cash provided by operating activities	$16.0	$56.0

For cash flow purposes, changes in assets and liabilities and other adjustments, net of the effect of business acquisitions, exclude the impact of foreign currency translation (discussed in “Analysis of Selected Balance Sheet Accounts” below).
In 2009, cash flow provided by operating activities reflected timing of payments of accounts payable and lower inventory purchases, as well as payments of bonuses and trade rebates, and lower income from operations. These negative factors were partially offset by the timing of collection of accounts receivable.
In 2008, cash flow provided by operating activities reflected improved timing of collection for accounts receivable, particularly in North America, partially offset by the timing of payments for trade rebate and accruals, higher inventory levels due to lower than expected sales and to support expected seasonal sales in the second quarter, as well as the timing of tax payments and accruals.
Cash Flow from Investing Activities for the First Three Months:

(In millions)	2009	2008

Purchase of property, plant and equipment	$(15.7)	$(38.4)
Purchase of software and other deferred charges	(8.2)	(16.5)
Proceeds from sale of investments, net	.6	–
Other	.7	.5

Net cash used in investing activities	$(22.6)	$(54.4)

Capital and Software Spending
During the first three months of 2009, we invested in various small capital projects, including projects associated with the expansion in Japan. Significant capital projects during the first three months of 2008 included investments for expansion in China and India serving both our materials and retail information services businesses.
Information technology projects during the first three months of 2009 and 2008 included customer service and standardization initiatives.
Cash Flow from Financing Activities for the First Three Months:

(In millions)	2009	2008

Net change in borrowings and payments of debt	$31.7	$39.2
Dividends paid	(43.7)	(43.8)
Proceeds from exercise of stock options, net	.2	1.5
Other	(2.9)	2.3

Net cash used in financing activities	$(14.7)	$(.8)

Borrowings and Repayment of Debt
In March 2009, we completed an exchange of approximately 6.6 million of our Corporate HiMEDS units, or approximately 75.15% of the outstanding Corporate HiMEDS units. In aggregate, the exchange resulted in the extinguishment of approximately $331 million of senior notes that are part of the Corporate HiMEDS units, the issuance of approximately 6.5 million shares of Avery Dennison’s common stock (par value $1.00 per share), and the payment of approximately $43 million in cash to participating holders who validly tendered their Corporate HiMEDS units. As a result of this exchange, we recorded a debt extinguishment loss of approximately $21 million, which included a write-off of $9.6 million related to unamortized debt issuance costs.
In February 2008, one of our subsidiaries entered into a credit agreement for a term loan credit facility with fifteen domestic and foreign banks for a total commitment of $400 million, which we guaranteed, maturing February 8, 2011. We used the term loan credit facility to reduce commercial paper borrowings previously issued to fund the Paxar acquisition. The term loan credit facility is subject to

Avery Dennison Corporation
financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio, which were amended in January 2009.
Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity
Our shareholders’ equity was approximately $1.1 billion at April 4, 2009 compared to approximately $2.1 billion at March 29, 2008. Our dividend per share was $.41 in both the first three months of 2009 and 2008.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill decreased approximately $814 million during the first three months of 2009, which reflected a non-cash estimated impairment charge associated with our retail information services reporting unit ($820 million) and the impact of foreign currency translation ($25 million), partially offset by purchase price adjustments associated with the DM Label acquisition ($31 million).
Other intangibles resulting from business acquisitions, net decreased approximately $24 million during the first three months of 2009, which reflected a non-cash estimated impairment charge associated with our retail information services reporting unit ($12 million), normal amortization expense ($8 million), as well as the impact of foreign currency translation ($4 million).
Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other assets decreased approximately $16 million during the first three months of 2009 due to normal amortization and impairment of software and other deferred charges, partially offset by software and other deferred charges purchases ($6 million); write-off of unamortized debt issuance costs associated with the HiMEDS units, net of additional financing costs related to the covenant amendments discussed in “Borrowings and Repayment of Debt” above ($5 million); decreases in cash surrender value of corporate-owned life insurance ($4 million) and the impact of foreign currency translation ($3 million). These decreases were partially offset by additions to other assets ($2 million).
Other Shareholders’ Equity Accounts
The value of our employee stock benefit trusts decreased $57 million during the first three months of 2009 due to lower market value of shares held in the trusts of approximately $54 million, and the issuance of shares under our employee stock option and incentive plans having a value of approximately $3 million.
Treasury Stock
During the first three months of 2009, we issued approximately 6.5 million of common stock with a book value of approximately $297 million in connection with the completed exchange of the Corporate HiMEDS units, as discussed above in “Borrowings and Repayment of Debt.”
Impact of Foreign Currency Translation for the First Three Months:

(In millions)	2009	2008

Change in net sales	$(114)	$75
Change in net income	(5)	5

International operations generated approximately 65% of our net sales in the first three months of 2009. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates.
The benefit to sales from currency translation in the first three months of 2009 primarily reflected a negative impact from sales denominated in Euros, as well as sales in the currencies of Great Britain, Australia and Brazil, partially offset by a benefit from sales in the currency of China.
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

Avery Dennison Corporation
Analysis of Selected Financial Ratios
We utilize certain financial ratios to assess our financial condition and operating performance, as discussed below.
Operational Working Capital Ratio
Working capital (current assets minus current liabilities), as a percent of annualized net sales, decreased in 2009 primarily due to a decrease in net trade accounts receivable and inventories, partially offset by a decrease in accounts payable.
Operational working capital, as a percent of annualized net sales, is a non-GAAP measure and is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (that affect cash and cash equivalents, deferred taxes and other current assets and other current liabilities) that tend to be disparate in amount and timing, and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Uses and Limitations of Non-GAAP Measures.” Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio to maximize cash flow and return on investment.
Operational Working Capital for the First Three Months:

(In millions)	2009	2008

(A) Working capital (current assets minus current liabilities)	$(257.2)	$18.8
Reconciling items:
Cash and cash equivalents	(83.0)	(73.2)
Current deferred and refundable income taxes and other current assets	(208.6)	(285.7)
Short-term and current portion of long-term debt	812.4	750.8
Current deferred and payable income taxes and other current liabilities	584.9	621.0

(B) Operational working capital	$848.5	$1,031.7

(C) Annualized net sales (quarterly sales, multiplied by 4)	$5,297.3 (1)	$6,580.8

Working capital, as a percent of annualized net sales (A) ÷ (C)	(4.9)%	.3%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	16.0%	15.7%

(1)	Adjusted for the extra week in the first quarter of 2009
As a percent of annualized sales, operational working capital in the first three months of 2009 increased compared to the same period in the prior year. The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 59 days in the first three months of 2009 compared to 62 days in the first three months of 2008, calculated using the trade accounts receivable balance at quarter end divided by the average daily sales for the quarter. During the first three months of 2009, the average number of days sales outstanding was primarily impacted by lower sales and improvement in collections. During the first three months of 2008, the average number of days sales outstanding primarily reflected the relative timing of sales and collection, with no measurable change in payment terms with our customers.
Inventory Ratio
Average inventory turnover was 7.5 in the first three months of 2009 compared to 7.4 in the first three months of 2008, calculated using the annualized cost of sales (quarterly cost of sales, multiplied by 4, adjusted for the extra week in the first quarter of 2009) divided by the inventory balance at quarter end. During the first three months of 2009, the average inventory turnover was primarily impacted by a decrease in inventory purchases. During the first three months of 2008, the average inventory turnover was primarily impacted by lower inventory turnover related to Paxar, partially offset by improved inventory management for our other businesses.
Accounts Payable Ratio
The average number of days payable outstanding was 50 days in the first three months of 2009 compared to 56 days in the first three months of 2008, calculated using the accounts payable balance at quarter end divided by the average daily cost of products sold for the quarter. During the first three months of 2009, the average number of days payable outstanding was primarily impacted by lower purchases, as well as the timing of payments associated with the impact of an extra week in the first quarter of 2009. During the first three months of 2008, the average number of days payable outstanding primarily reflected changes in payment terms in our roll material business in North America and in our Retail Information Services segment.

Avery Dennison Corporation
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At April 4, 2009, we had cash and cash equivalent of $83 million held in accounts managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, there is no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.
Capital from Debt
Our total debt decreased approximately $258 million in the first three months of 2009 to approximately $1.95 billion compared to approximately $2.21 billion at year end 2008, reflecting a decrease in long-term borrowings, partially offset by an increase in commercial paper borrowings. Refer to “Borrowings and Repayment of Debt” above for further information.
Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper and other borrowings. A downgrade of our short-term credit ratings below the current “A-2” and “P2” levels would impact our ability to access the commercial paper markets. If our access to commercial paper markets is limited, our revolving credit facility and other credit facilities are available to meet our short-term funding requirements, if necessary. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.
Our Credit Ratings as of April 4, 2009:

	Short-term	Long-term		Outlook

Standard & Poor’s Rating Service (“S&P”)	A-2	BBB		Stable
Moody’s Investors Service (“Moody’s”)	P2	Baa1	(1)	Negative

(1)	In January 2009, our long-term credit rating was placed under review by Moody’s for possible downgrade. We expect Moody’s to complete their review shortly.
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Legal Proceedings
We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against us, UPM-Kymmene Corporation (“UPM”), Bemis Company, Inc. (“Bemis”), and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which we answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, we filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The court substantively granted class certification on November 19, 2007. On July 22, 2008, the court held a hearing to set a schedule for merits discovery. On May 12, 2009, we entered into a settlement agreement with plaintiffs. Without admitting liability, we have agreed to pay plaintiffs $36.5 million, plus up to $.5 million related to notice and administration expenses, in two equal installments of $18.5 million.

Avery Dennison Corporation
We expect the first installment to be paid in the second quarter of 2009 and the second installment to be paid in the third quarter of 2009. We recorded an accrual of $37 million for this settlement in the three-month period ended April 4, 2009. The settlement is subject to approval by the court. If court approval is obtained, the matter will be dismissed with prejudice.
The Board of Directors created an ad hoc committee comprised of certain independent directors to oversee the foregoing matters.
We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
Environmental
As of April 4, 2009, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fifteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.
We have accrued liabilities for these and certain other sites, including sites in which governmental agencies have designated us as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites that could be identified in the future for cleanup could be higher than the liability currently accrued.
The activity for the first three months of 2009 and full-year 2008 related to environmental liabilities, which include costs associated with compliance and remediation, were as follows:

(In millions)	April 4, 2009	December 27, 2008

Balance at beginning of year	$58.5	$37.8
Purchase price adjustments related to acquisitions	2.1	24.6
Accruals	.6	.9
Payments	(.9)	(4.8)

Balance at end of period	$60.3	$58.5

As of April 4, 2009, approximately $13 million of the total balance is classified as short-term.
These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in the site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
Product Warranty
We provide for an estimate of costs that may be incurred under our basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of products. Factors that affect our warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy our warranty obligation and availability of insurance coverage. Because these factors are impacted by actual experience and future expectations, we assess the adequacy of the recorded warranty liability and adjust the amounts as necessary. As of April 4, 2009, our product warranty liabilities were approximately $1.8 million.
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

Avery Dennison Corporation
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
We participate in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by us. At April 4, 2009, we had guaranteed approximately $11 million.
As of April 4, 2009, we guaranteed up to approximately $22 million of certain of our foreign subsidiaries’ obligations to their suppliers, as well as approximately $530 million of certain of our subsidiaries’ lines of credit with various financial institutions.
As of April 4, 2009, approximately 2 million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of shares in 2010 (depending on the stock price at the time). Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
Limitations associated with the use of our non-GAAP measures include (1) the exclusion of foreign currency translation, the impact of acquisitions and divestitures, and the impact of the extra week in fiscal year 2009 from the calculation of organic sales growth; (2) the exclusion of mandatory debt service requirements, as well as the exclusion of other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases, acquisitions, etc.) for calculation of free cash flow; and (3) the exclusion of cash and cash equivalents, short-term debt, deferred taxes, and other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses, for the calculation of operational working capital. While some of the items the Company excludes from GAAP measures recur, these items tend to be disparate in amount and timing. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.
RECENT ACCOUNTING REQUIREMENTS
During the first three months of 2009, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board and the SEC were issued. Refer to Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.
SAFE HARBOR STATEMENT
The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act

Avery Dennison Corporation
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
Certain of such risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 27, 2008, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand affecting sales to customers; impact of competitive products and pricing; selling prices; business mix shift; volatility of capital and credit markets; credit risks; ability of the Company to obtain adequate financing arrangements and to maintain access to capital; fluctuations in interest rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings, including any proceedings or lawsuits related to the previously concluded investigation by the U.S. Department of Justice (“DOJ”) (including purported class actions seeking treble damages for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation), as well as the impact of potential violations of the U.S. Foreign Corrupt Practices Act; changes in tax laws and regulations; changes in governmental regulations; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, natural disasters; impairment of capitalized assets, including goodwill and other intangibles; and other factors.
The Company believes that the most significant risk factors that could affect its financial performance in the near-term include (1) the impact of economic conditions on underlying demand for the Company’s products; (2) the impact of competitors’ actions, including pricing, expansion in key markets, and product offerings; (3) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume; (4) the effect of certain recently proposed changes to the U.S. tax laws; and (5) the ability of the Company to achieve and sustain targeted cost reductions.
The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making such forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes in the information provided in Part II, Item 7A of the Company’s Form 10-K for the fiscal year ended December 27, 2008.
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

Avery Dennison Corporation
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

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of April 4, 2009, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fifteen waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
The Company has accrued liabilities for these and certain other sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites that could be identified in the future for cleanup could be higher than the liability currently accrued.
As of April 4, 2009, the Company’s estimated accrued liability associated with compliance and remediation costs was approximately $60 million, including estimated liabilities related to the Company’s acquisitions. As of April 4, 2009, approximately $13 million of the total balance is classified as short-term. These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in the site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM-Kymmene Corporation (“UPM”), Bemis Company, Inc. (“Bemis”), and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition between themselves through anticompetitive understandings. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The court substantively granted class certification on November 19, 2007. On July 22, 2008, the court held a hearing to set a schedule for merits discovery. On May 12, 2009, the Company entered into a settlement agreement with plaintiffs. Without admitting liability, the Company has agreed to pay plaintiffs $36.5 million, plus up to $.5 million related to notice and administration expenses, in two equal installments of $18.5 million. The Company expects the first installment to be paid in the second quarter of 2009 and the second installment to be paid in the third quarter of 2009. The Company recorded an accrual of $37 million for this settlement in the three-month period ended April 4, 2009. The settlement is subject to approval by the court. If court approval is obtained, the matter will be dismissed with prejudice.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition between themselves through anticompetitive understandings. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended its complaint to add Bemis’ subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. The Nebraska, Kansas and Vermont cases are currently stayed. Defendants’ motion to dismiss the Tennessee case, filed on March 30, 2006, is pending. The Company intends to defend these matters vigorously.
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
ITEM 1A. RISK FACTORS
Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to matters described in Part I, Item 1A, of the Company’s Form 10-K for the fiscal year ended December 27, 2008. Set forth below is an update to such risk factors.
Proposed changes in U.S. tax legislation could materially impact our results.
Currently, the majority of our revenues is generated from customers located outside of the U.S., and a substantial portion of our assets, including employees, are located outside of the U.S. We have not accrued income taxes and foreign withholding taxes on undistributed earnings for most non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain recently announced proposals could substantially increase our tax expense, which would result in a negative impact on our financial position and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable

(b)	Not Applicable

(c)	Purchases of Equity Securities by Issuer
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. The Company did not repurchase any registered equity securities in the first three months of 2009. As of April 4, 2009, the maximum number of shares that may yet be purchased under the Company’s plans was approximately 4 million shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual stockholders’ meeting on April 23, 2009. The stockholders voted to elect four directors to the Board of Directors, as follows (1):

Avery Dennison Corporation

	For	Against	Abstained
John T. Cardis	93,391,914	3,595,517	436,204
David E.I. Pyott	95,172,191	1,843,105	408,339
Dean A. Scarborough	94,792,594	2,301,153	329,887
Julia A. Stewart	95,052,263	1,987,853	383,518

(1)	There were no broker non-votes.
Additional information concerning continuing directors called for by this Item is incorporated by reference from pages 3 through 4 of the Company’s 2009 proxy statement.
The results of the voting on the following additional items were as follows (1):

	For	Against	Abstained
Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm	95,036,934	2,162,259	224,442
Approval of the Senior Executive Annual Incentive Plan	74,746,545	21,827,459	849,631

(1)	There were no broker non-votes.
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 3.1	Restated Certification of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State, is incorporated by reference to the third quarterly report for 2002 on Form 10-Q, filed November 12, 2002

Exhibit 3.2	By-laws, as amended and restated, are incorporated by reference to the current reports on Form 8-K, filed April 28, 2009

Exhibit 10.1	Avery Dennison Office Products Company — Credit Agreement, amended and restated, is incorporated by reference to the second quarterly report for 2008 on Form 10-Q, filed August 7, 2008

Exhibit 10.2	Revolving Credit Agreement, amended and restated, is incorporated by reference to the third quarterly report for 2007 on Form 10-Q, filed November 7, 2007

Exhibit 12:	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1:	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AVERY DENNISON CORPORATION (Registrant)
/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ Mitchell R. Butier
Mitchell R. Butier
Corporate Vice President, Global Finance, and Chief Accounting Officer (Principal Accounting Officer) May 14, 2009