Form 10-Q
period 2009-07-04
AVERY DENNISON CORPORATION
filed 2009-08-12
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of August 1, 2009: 112,744,662

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2009 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	July 4, 2009	December 27, 2008

Assets
Current assets:
Cash and cash equivalents	$91.9	$105.5
Trade accounts receivable, less allowances of $55.9 and $57.3 for 2009 and 2008, respectively	975.6	988.9
Inventories, net	518.4	583.6
Current deferred and refundable income taxes	103.5	115.6
Other current assets	104.7	136.8

Total current assets	1,794.1	1,930.4
Property, plant and equipment	3,170.1	3,173.1
Accumulated depreciation	(1,766.1)	(1,680.1)

Property, plant and equipment, net	1,404.0	1,493.0
Goodwill	940.0	1,716.7
Other intangibles resulting from business acquisitions, net	277.1	303.6
Non-current deferred and refundable income taxes	204.6	168.9
Other assets	423.4	423.1

	$5,043.2	$6,035.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$791.6	$665.0
Accounts payable	608.0	672.9
Current deferred and payable income taxes	34.9	59.6
Other current liabilities	581.6	660.5

Total current liabilities	2,016.1	2,058.0
Long-term debt	1,134.9	1,544.8
Long-term retirement benefits and other liabilities	551.0	566.5
Non-current deferred and payable income taxes	139.9	116.4
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value, authorized - 400,000,000 shares at July 4, 2009 and December 27, 2008; issued - 124,126,624 shares at July 4, 2009 and December 27, 2008; outstanding - 105,094,566 shares and 98,366,621 shares at July 4, 2009 and December 27, 2008, respectively	124.1	124.1
Capital in excess of par value	623.1	642.9
Retained earnings	1,432.7	2,381.3
Cost of unallocated ESOP shares	–	(1.2)
Employee stock benefit trusts, 7,635,096 shares and 7,888,953 shares at July 4, 2009 and December 27, 2008, respectively	(188.3)	(246.9)
Treasury stock at cost, 11,381,962 shares and 17,841,050 shares at July 4, 2009 and December 27, 2008, respectively	(570.8)	(867.7)
Accumulated other comprehensive loss	(219.5)	(282.5)

Total shareholders’ equity	1,201.3	1,750.0

	$5,043.2	$6,035.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$1,455.4	$1,828.9	$2,881.6	$3,474.1
Cost of products sold	1,065.1	1,338.6	2,146.2	2,559.8

Gross profit	390.3	490.3	735.4	914.3
Marketing, general and administrative expense	300.1	341.0	604.3	669.0
Goodwill and indefinite-lived intangible asset impairment charges	–	–	832.0	–
Interest expense	20.4	29.3	47.9	58.8
Other expense, net	29.6	5.8	126.9	11.4

Income (loss) before taxes	40.2	114.2	(875.7)	175.1
Provision for (benefit from) income taxes	.4	21.8	(16.6)	14.3

Net income (loss)	$39.8	$92.4	$(859.1)	$160.8

Per share amounts:
Net income (loss) per common share	$.38	$.94	$(8.41)	$1.63

Net income (loss) per common share, assuming dilution	$.38	$.93	$(8.41)	$1.62

Dividends	$.41	$.41	$.82	$.82

Average shares outstanding:
Common shares	105.0	98.5	102.2	98.5
Common shares, assuming dilution	105.7	98.9	102.2	98.9

Common shares outstanding at period end	105.1	98.5	105.1	98.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	July 4, 2009	June 28, 2008

Operating Activities
Net (loss) income	$(859.1)	$160.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94.0	101.6
Amortization	38.6	37.0
Provision for doubtful accounts	9.5	8.2
Goodwill and indefinite-lived intangible asset impairment charges	832.0	–
Asset impairment and net loss on sale and disposal of assets	28.0	14.4
Loss from debt extinguishment	21.2	–
Stock-based compensation	13.2	16.9
Other non-cash expense and loss	12.1	–
Other non-cash income and gain	(7.2)	(17.2)
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(49.5)	(133.0)

Net cash provided by operating activities	132.8	188.7

Investing Activities
Purchase of property, plant and equipment	(30.5)	(69.1)
Purchase of software and other deferred charges	(14.9)	(33.0)
Payments for acquisitions	–	(125.0)
Proceeds from sale of investments, net	.1	13.0
Other	(4.2)	5.1

Net cash used in investing activities	(49.5)	(209.0)

Financing Activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	65.4	(285.1)
Additional borrowings (maturities longer than 90 days)	–	400.1
Payments of debt (maturities longer than 90 days)	(73.4)	(.3)
Dividends paid	(89.6)	(87.6)
Proceeds from exercise of stock options, net	.2	1.9
Other	–	5.4

Net cash (used in) provided by financing activities	(97.4)	34.4

Effect of foreign currency translation on cash balances	.5	1.5

(Decrease) increase in cash and cash equivalents	(13.6)	15.6
Cash and cash equivalents, beginning of year	105.5	71.5

Cash and cash equivalents, end of period	$91.9	$87.1

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
The Company’s 2009 fiscal year includes a 53-week period, with the extra week reflected in the first quarter. Normally, each fiscal year consists of 52 weeks, but every fifth or sixth year consists of 53 weeks. The second quarters of 2009 and 2008 consisted of thirteen-week periods ending July 4, 2009 and June 28, 2008, respectively.
The interim results of operations are not necessarily indicative of future financial results.
The Company has evaluated subsequent events through the time of filing this Form 10-Q with the Securities and Exchange Commission (“SEC”) on August 12, 2009.
Financial Presentation
Certain prior year amounts have been reclassified to conform with the current year presentation.
Note 2. Acquisitions
On April 1, 2008, the Company acquired DM Label Group (“DM Label”). DM Label operations are included in the Company’s Retail Information Services segment.
Note 3. Inventories
Inventories consisted of:

(In millions)	July 4, 2009	December 27, 2008

Raw materials	$221.0	$256.2
Work-in-progress	124.3	143.4
Finished goods	241.3	248.6

Inventories at lower of FIFO cost or market (approximates replacement cost)	586.6	648.2
Inventory reserves	(68.2)	(64.6)

Inventories, net	$518.4	$583.6

Note 4. Goodwill and Other Intangibles Resulting from Business Acquisitions
In the first quarter of 2009, the Company recorded non-cash impairment charges of $832 million for the retail information services reporting unit, of which $820 million is related to goodwill and $12 million is related to indefinite-lived intangible assets. The Company completed its impairment test of goodwill and indefinite-lived intangible assets (“goodwill impairment”) in the second quarter of 2009, with no additional impairment charge incurred.
The Company performs its goodwill impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” In performing the required goodwill impairment test, the Company primarily applies a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. The Company’s reporting units, which are composed of either a discrete business or an aggregation of businesses with similar economic characteristics, consist of roll materials; retail information services; office and consumer products; graphics and reflective products; industrial products; and business media.
The Company performs its annual goodwill impairment test during the fourth quarter. However, certain factors may result in the need to perform a goodwill impairment test prior to the fourth quarter, including significant underperformance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market

Avery Dennison Corporation
capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s first quarter financial statements, the Company determined that there was a need to initiate an interim goodwill impairment test. The factors considered included both a sustained decline in the Company’s stock price and a decline in the Company’s 2009 revenue projections for the retail information services reporting unit, following lower than expected revenues in March 2009, which continued in April 2009. The peak season for the retail information services reporting unit has traditionally been March through the end of the second quarter.
The Company’s interim impairment analysis indicated that the fair value of each of the Company’s reporting units exceeded its carrying value, except for the Company’s retail information services reporting unit, which had a fair value less than its carrying value. In evaluating the fair value of the retail information services reporting unit, the Company assumed further declines in revenue for 2009 from 2008, reflecting continued and further weakness in the retail apparel market. The Company then assumed that revenues by 2012 would increase to levels comparable with 2007 (including estimated sales for Paxar and DM Label, adjusted for foreign currency translation). The Company also assumed a discount rate of 14.5% reflecting the increased uncertainty of global economic conditions in the first three months of 2009.
The primary factors contributing to the $832 million of non-cash impairment charges relative to the Company’s goodwill impairment test in the fourth quarter of 2008 were the assumed increase in the discount rate, the reduced assumptions for revenue growth through 2013, and the associated cash flow impact from these reduced projections. The change in these factors reflected worsening economic projections and market conditions.
Goodwill
As part of the interim goodwill impairment test completed in the second quarter of 2009, which is discussed above, the Company recorded a non-cash impairment charge of $820 million for the retail information services reporting unit in the first quarter of 2009, with no additional impairment charge in the second quarter of 2009. The total amount of goodwill assigned to the retail information services reporting unit prior to impairment charges was approximately $1.2 billion.
Changes in the net carrying amount of goodwill for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Balance as of December 29, 2007	$354.0	$1,137.7	$177.6	$14.0	$1,683.3
Goodwill acquired during the period(1)	–	45.1	–	–	45.1
Acquisition adjustments(2)	.3	10.3	–	–	10.6
Transfers(3)	–	10.4	–	(10.4)	–
Translation adjustments	(19.9)	8.1	(10.4)	(.1)	(22.3)

Balance as of December 27, 2008	$334.4	$1,211.6	$167.2	$3.5	$1,716.7
Acquisition adjustments(4)	–	30.9	–	–	30.9
Goodwill impairment charges	–	(820.0)	–	–	(820.0)
Translation adjustments	7.3	1.4	3.7	–	12.4

Balance as of July 4, 2009	$341.7	$423.9	$170.9	$3.5	$940.0

Goodwill Summary:
Goodwill	$341.7	$1,243.9	$170.9	$3.5	$1,760.0
Accumulated impairment losses	–	(820.0)	–	–	(820.0)

Balance as of July 4, 2009	$341.7	$423.9	$170.9	$3.5	$940.0

(1)	Goodwill acquired during the period related to the DM Label acquisition in April 2008.

(2)	Acquisition adjustments in 2008 consisted of opening balance sheet adjustments associated with the acquisition of Paxar Corporation (“Paxar”) in June 2007.

(3)	Related to the transfer of a business from other specialty converting businesses to Retail Information Services to align with a change in the Company’s internal reporting structure.

(4)	Acquisition adjustments in 2009 consisted of opening balance sheet adjustments associated with the DM Label acquisition in April 2008 of $31.1, and other acquisition adjustments of $(.2).
As of July 4, 2009, goodwill and other intangible assets and their related useful lives include the allocations of the purchase price of the DM Label acquisition based on valuations of the acquired assets.

Avery Dennison Corporation
Indefinite-Lived Intangible Assets
In connection with the acquisition of Paxar, the Company acquired approximately $30 million of intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. As part of the interim goodwill impairment test completed in the second quarter of 2009, which is discussed above, the Company recorded an additional non-cash impairment charge of $12 million related to these indefinite-lived intangible assets in the first quarter of 2009, with no additional impairment charge in the second quarter of 2009. The carrying value of these indefinite-lived intangible assets was $17.8 million and $29.5 million at July 4, 2009 and December 27, 2008, respectively, which include $.2 million and $.5 million of negative currency impact, respectively.
Finite-Lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at July 4, 2009 and December 27, 2008, which continue to be amortized:

	July 4, 2009			December 27, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$297.8	$81.8	$216.0	$295.9	$67.4	$228.5
Patents and other acquired technology	53.6	21.2	32.4	53.6	18.8	34.8
Trade names and trademarks (1)	46.1	38.7	7.4	45.1	38.1	7.0
Other intangibles	8.8	5.3	3.5	8.8	5.0	3.8

Total	$406.3	$147.0	$259.3	$403.4	$129.3	$274.1

(1)	Includes a reclassification from “Other assets” of approximately $1.
Amortization expense on finite-lived intangible assets resulting from business acquisitions was $8.4 million and $17 million for the three and six months ended July 4, 2009, respectively, and $7.9 million and $15.8 million for the three and six months ended June 28, 2008, respectively. As of July 4, 2009, the estimated amortization expense for finite-lived intangible assets resulting from completed business acquisitions for this fiscal year and each of the next four fiscal years is expected to be approximately $30 million per year.
The weighted-average amortization periods from the date of acquisition for finite-lived intangible assets resulting from business acquisitions are thirteen years for customer relationships, eleven years for trade names and trademarks, thirteen years for patents and other acquired technology, eight years for other intangibles and thirteen years in total. As of July 4, 2009, the weighted-average remaining useful life of acquired finite-lived intangible assets are nine years for customer relationships, five years for trade names and trademarks, seven years for patents and other acquired technology, four years for other intangibles and eight years in total.
Note 5. Debt
On January 23, 2009, the Company entered into an amendment to a credit agreement for a $1 billion revolving credit facility (the “Revolver”) with certain domestic and foreign banks, maturing August 10, 2012. The amendment increases the Company’s flexibility for a specified period of time under the financial covenants to which the Revolver is subject and excludes certain restructuring charges from the calculation of the financial ratios under those covenants. The amendment increases the annual interest rate of the Revolver to the annual rate of, at the Company’s option, either (i) between LIBOR plus 1.8% and LIBOR plus 3.5%, depending on the Company’s debt ratings by either Standard & Poor’s Rating Service (“S&P”) or Moody’s Investor Service (“Moody’s”), or (ii) the higher of (A) the federal funds rate plus 0.50% or (B) the prime rate, plus between 0.8% and 2.5%, depending on the Company’s debt ratings by either S&P or Moody’s. The amendment also provides for an increase in the facility fee payable under the Revolver to the annual rate of between 0.2% and 0.5%, depending on the Company’s debt ratings by either S&P or Moody’s.
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

Avery Dennison Corporation
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

As of July 4, 2009, the Company was in compliance with its financial covenants. The non-cash goodwill and indefinite-lived intangible asset impairment charges recognized in the first quarter of 2009 have no adverse impact on the Company’s financial covenants. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” for information regarding the impairments.
On March 10, 2009, the Company completed an exchange of approximately 6.6 million units (or 75.15%) of its HiMEDS units, stated amount $50.00 per unit (the “HiMEDS units”), in the form of Corporate HiMEDS units (the “Corporate HiMEDS units”), comprised of (i) a purchase contract obligating the holder to purchase from the Company its common stock shares, par value $1.00 per share (the “common stock”), and (ii) a 1/20 or 5.0% undivided beneficial interest in a $1,000 aggregate principal amount 5.350% senior note due November 15, 2020 (the “HiMEDS senior notes”), for 0.9756 shares of common stock and $6.50 in cash (which includes the accrued and unpaid contract adjustment payments with respect to the purchase contracts and the accrued and unpaid interest with respect to the HiMEDS senior notes) for each Corporate HiMEDS unit. The Company issued approximately 6.5 million shares of its common stock and paid approximately $43 million in cash for the exchanged HiMEDS units with a carrying value of approximately $331 million. As a result of this exchange, the Company recorded a debt extinguishment loss of approximately $21 million (included in “Other expense, net” in the unaudited Consolidated Statement of Operations), which included a write-off of $9.6 million related to unamortized debt issuance costs.
As of July 4, 2009, approximately two million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of shares in 2010 (depending on the stock price at the time).
The fair value of the Company’s debt is estimated based on the discounted amount of future cash flows using the current rates offered to the Company for debt of similar remaining maturities. As of July 4, 2009, the carrying value and fair value of the Company’s total debt, including short-term borrowings, was $1.93 billion and $1.85 billion, respectively.
Note 6. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits
	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$4.6	$2.9	$5.1	$3.6	$10.0	$5.7	$9.8	$7.1
Interest cost	9.3	6.2	8.7	7.4	19.1	12.4	18.0	14.4
Expected return on plan assets	(12.1)	(6.5)	(12.7)	(7.6)	(24.3)	(12.9)	(25.5)	(14.9)
Recognized net actuarial loss	1.8	.5	1.6	.9	5.1	1.0	3.0	1.8
Amortization of prior service cost	.2	.1	.3	.2	.4	.2	.6	.3
Amortization of transition asset	–	(.2)	–	(.2)	–	(.3)	–	(.3)

Net periodic benefit cost	$3.8	$3.0	$3.0	$4.3	$10.3	$6.1	$5.9	$8.4

Avery Dennison Corporation

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Components of net periodic benefit cost:
Service cost	$.3	$.2	$.5	$.5
Interest cost	.5	.5	1.0	.9
Recognized net actuarial loss	.4	.4	.8	.8
Amortization of prior service cost	(.5)	(.5)	(1.0)	(1.0)

Net periodic benefit cost	$.7	$.6	$1.3	$1.2

The Company contributed $3.8 million and $1.8 million to its U.S. pension plans during the six months ended July 4, 2009 and June 28, 2008, respectively. The Company expects to contribute an additional $4.2 million to its U.S. pension plans for the remainder of 2009. Additionally, the Company contributed $1.3 million and $1.7 million to its U.S. postretirement health benefit plan during the six months ended July 4, 2009 and June 28, 2008, respectively. For the remainder of 2009, the Company expects to contribute an additional $1.5 million to its U.S. postretirement health benefit plan.
The Company contributed approximately $20 million and approximately $9 million to its international pension plans during the six months ended July 4, 2009 and June 28, 2008, respectively. Contributions made during the six months ended July 4, 2009 included $11 million of contributions to the Dutch pension plan made in the form of borrowings payable by the Company (included in “Long-term debt” in the unaudited Condensed Consolidated Balance Sheet) to the pension plan over the next three years. For the remainder of 2009, the Company expects to contribute an additional $9 million to its international pension plans.
During the six months ended July 4, 2009, the Company recognized approximately $4 million related to its match to participant contributions in the Company’s defined contribution plan. This expense was recorded in marketing, general and administrative expense and was funded through the issuance of shares from the Company’s Employee Stock Benefit Trust.
Note 7. Research and Development
Research and development expense for the three and six months ended July 4, 2009 was $21.6 million and $44.8 million, respectively. For the three and six months ended June 28, 2008, research and development expense was $23.9 million and $48.4 million, respectively.
Note 8. Stock-Based Compensation
Net income included stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $6.8 million and $13.2 million for the three and six months ended July 4, 2009, respectively, and $8.9 million and $16.9 million for the three and six months ended June 28, 2008, respectively. Total stock-based compensation expense was included in “Marketing, general and administrative expense” and was recorded in corporate expense and the Company’s operating segments, as appropriate.
During the second quarter of 2008, following the Company’s shareholders’ approval of the amended and restated stock option and incentive plan on April 24, 2008, the Company began granting PUs to certain eligible employees of the Company. These PUs are payable in shares of the Company’s common stock at the end of a three-year cliff vesting period provided that certain performance objective metrics are achieved at the end of the period. The compensation expense related to PUs is included in the stock-based compensation expense noted above.
In February 2009, the Company granted its annual stock-based awards to employees and directors. The provision of SFAS No. 123(R), “Share-Based Payment,” requires that such awards granted to retirement-eligible employees be treated as though they were immediately vested; as a result, the compensation expense related to these awards (approximately $.9 million) was recognized during the six months ended July 4, 2009 and is included in the stock-based compensation expense noted above.
As of July 4, 2009, the Company had approximately $53 million of unrecognized compensation expense related to unvested stock options, PUs, RSUs and restricted stock under the Company’s plans. The total unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service period of approximately two years for PUs, and approximately three years for stock options, RSUs and restricted stock.
Note 9. Cost Reduction Actions
Severance charges recorded under the Company’s restructuring actions are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Severance and other employee costs represent cash paid or to be paid to employees terminated under these actions. Charges below are included in “Other expense, net” in the unaudited Consolidated Statement of Operations.

Avery Dennison Corporation
Severance, asset impairment, and lease cancellation charges recorded for the three and six months ended July 4, 2009 and June 28, 2008 are summarized by reportable segment in Note 16, “Segment Information.”
Beginning in 2009, the Company modified its approach to allocating Corporate costs (including costs associated with restructuring actions) to its operating segments to better reflect the costs required to support operations within segment results. Prior year amounts have been restated to conform with the new methodology.
2009
In 2009, the Company continued the implementation of the cost reduction action initiated in the fourth quarter of 2008, and recorded charges of $68.7 million consisting of $42.9 million of severance and other employee costs resulting in the elimination of approximately 1,930 positions impacting all segments, as well as $25.2 million of asset impairment charges, and $.6 million of lease cancellation charges. As of July 4, 2009, approximately 205 employees related to these charges remain with the Company, and are expected to leave in 2009. The table below details the accruals and payments recorded in 2009:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Total severance and other employee costs accrued during the period ended:
April 4, 2009	$7.6	$5.8	$.9	$2.8	$17.1
July 4, 2009	13.4	4.6	.3	7.5	25.8
2009 Settlements	(5.8)	(8.5)	(.5)	(3.3)	(18.1)

Balance at July 4, 2009	$15.2	$1.9	$.7	$7.0	$24.8

Asset Impairment
Machinery and equipment	$1.5	$2.9	$.2	$11.2	$15.8
Buildings	.4	.7	3.9	.9	5.9
Patents	1.9	.2	.4	1.0	3.5
Other
Lease cancellations	.1	.5	–	–	.6

	$3.9	$4.3	$4.5	$13.1	$25.8

2008
In 2008, the Company implemented cost reduction actions, including the cost reduction action initiated in the fourth quarter, resulting in a headcount reduction of approximately 1,475 positions, impairment of certain assets and software, and lease cancellations. Charges related to these actions totaled $40.7 million, including severance and related costs of $29.8 million, impairment of fixed assets and buildings of $7.7 million, lease cancellation charges of $2.3 million and software impairment of $.9 million. At July 4, 2009, approximately 90 employees related to these charges remain with the Company, and are expected to leave in 2009. The table below details the accruals and payments recorded in 2008:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Total severance and other employee costs accrued during the period ended:
March 29, 2008	$1.5	$1.4	$.2	$.2	$3.3
June 28, 2008	.2	2.8	4.2	–	7.2
September 27, 2008	2.5	1.4	3.2	1.6	8.7
December 27, 2008	2.5	3.8	3.1	1.2	10.6

Total expense accrued during 2008	6.7	9.4	10.7	3.0	29.8
2008 Settlements	(1.5)	(4.7)	(5.2)	(1.1)	(12.5)
2009 Settlements	(2.7)	(4.1)	(4.0)	(1.8)	(12.6)

Balance at July 4, 2009	$2.5	$.6	$1.5	$.1	$4.7

Avery Dennison Corporation

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Asset Impairment
Machinery and equipment	$4.9	$1.3	$1.2	$.2	$7.6
Buildings	–	.1	–	–	.1
Other
Lease cancellations	.9	1.4	–	–	2.3
Software impairment	–	–	.9	–	.9

	$5.8	$2.8	$2.1	$.2	$10.9

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
As of July 4, 2009, the U.S. dollar equivalent notional values of the Company’s outstanding commodity contracts and foreign currency contracts were approximately $19 million and $1.1 billion, respectively.
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
The following table provides the balances and locations of derivatives as of July 4, 2009:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$6.4	Other current liabilities	$5.6
Commodity contracts	Other current assets	–	Other current liabilities	5.9

		$6.4		$11.5

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

		Three Months Ended	Six Months Ended
(In millions)	Location of Gain (Loss) in Income	July 4, 2009	July 4, 2009

Foreign exchange contracts	Cost of products sold	$(.6)	$(1.7)
Foreign exchange contracts	Marketing, general and administrative expense	.7	24.9

		$.1	$23.2

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

Avery Dennison Corporation
components excluded from the assessment of effectiveness are recognized in current earnings.
The following table provides the components of the gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion) related to cash flow hedging contracts:

	Three Months Ended	Six Months Ended
(In millions)	July 4, 2009	July 4, 2009

Foreign exchange contracts	$(3.6)	$(3.7)
Commodity contracts	.4	(2.9)

	$(3.2)	$(6.6)

The following table provides the components of the gain (loss) reclassified from accumulated other comprehensive loss (effective portion) related to cash flow hedging contracts:

		Three Months Ended	Six Months Ended
(In millions)	Location of Gain (Loss) in Income	July 4, 2009	July 4, 2009

Interest rate contracts	Interest expense	$(.9)	$(4.8)
Foreign exchange contracts	Cost of products sold	(1.9)	.3
Commodity contracts	Cost of products sold	(1.0)	(3.1)

		$(3.8)	$(7.6)

The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness of hedge activity was a net gain of $2 million and $.6 million during the three and six months ended June 28, 2008, respectively. As of July 4, 2009, a net loss of approximately $10 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
Included in the reclassification amount discussed above is the amortization of certain hedge costs of approximately $7 million incurred in connection with the long-term debt issued in 2007 related to the Paxar acquisition. Such costs are being amortized over the life of the related forecasted hedge transactions.
The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments under SFAS No. 133 were not significant.
Foreign Currency
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) decreased net income by $2.2 million and $1.8 million for the three and six months ended July 4, 2009, respectively. Transactions in foreign currencies increased net income by $3.6 million and $11.6 million for the three and six months ended June 28, 2008, respectively, which included a foreign currency net gain related to certain intercompany transactions of approximately $2 million and $6 million during the three and six months ended June 28, 2008, respectively. These results exclude the effects of translation of foreign currencies on the Company’s financial statements.
In the first six months of 2009 and 2008, no translation gains or losses for hyperinflationary economies were recognized in net income since the Company had no operations in hyperinflationary economies.
Note 11. Taxes Based on Income
The effective tax rate for the three and six months ended July 4, 2009 was approximately 1% and approximately 2%, respectively, compared to approximately 19% and approximately 8% for the three and six months ended June 28, 2008, respectively. The effective tax rate for the first six months of 2009 includes a benefit of $18.4 million from discrete events, primarily the tax effect of impairments of goodwill and indefinite-lived intangible assets, partially offset by certain valuation allowance and other items. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.
The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s

Avery Dennison Corporation
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
It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions by approximately $46 million, primarily as the result of cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $18 million relating to gross uncertain tax positions could be paid within the next 12 months.
Note 12. Net Income (Loss) Per Share
Net income (loss) per common share amounts were computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

(A) Net income (loss) available to common shareholders	$39.8	$92.4	$(859.1)	$160.8

(B) Weighted-average number of common shares outstanding	105.0	98.5	102.2	98.5
Dilutive shares (additional common shares issuable under employee stock options, PUs, RSUs and restricted stock)	.7	.4	–	.4

(C) Weighted-average number of common shares outstanding, assuming dilution	105.7	98.9	102.2	98.9

Net income (loss) per common share (A) ÷ (B)	$.38	$.94	$(8.41)	$1.63

Net income (loss) per common share, assuming dilution (A) ÷ (C)	$.38	$.93	$(8.41)	$1.62

In the six months ended July 4, 2009, the effect of dilutive securities (for example, employee stock options, PUs, RSUs and shares of restricted stock) was not dilutive because the Company generated a net operating loss.
Certain employee stock options, PUs, RSUs and shares of restricted stock were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock options, PUs, RSUs and shares of restricted stock excluded from the computation totaled 11 million shares and 12.1 million shares for the three and six months ended July 4, 2009, respectively, and 10.5 million shares and 9.9 million shares for the three and six months ended June 28, 2008, respectively.
As further discussed in Note 17, “Recent Accounting Pronouncements,” effective at the beginning of 2009, the Company adopted provisions of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which did not have a material impact on net income (loss) per share.
Note 13. Comprehensive (Loss) Income
Comprehensive income (loss) includes net income (loss), foreign currency translation adjustment, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income (loss) was $102.9 million and $(839.1) million for the three and six months ended July 4, 2009, respectively, and $118.8 million and $271.3 million for the three and six months ended June 28, 2008, respectively.
The components of accumulated other comprehensive loss (net of tax, with the exception of the foreign currency translation adjustment) were as follows:

(In millions)	July 4, 2009	December 27, 2008

Foreign currency translation adjustment	$123.8	$65.8
Net actuarial loss, prior service cost and net transition assets, less amortization	(328.5)	(332.5)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(14.8)	(15.8)

Accumulated other comprehensive loss	$(219.5)	$(282.5)

Avery Dennison Corporation
Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, were as follows:

(In millions)	July 4, 2009	December 27, 2008

Beginning accumulated derivative loss	$(15.8)	$(16.8)
Net loss (gain) reclassified to earnings	7.6	(2.9)
Net change in the revaluation of hedging transactions	(6.6)	3.9

Ending accumulated derivative loss	$(14.8)	$(15.8)

Note 14. Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 4, 2009:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$11.7	$11.7	$–	$–
Derivative assets	6.4	–	6.4	–

Liabilities:
Derivative liabilities	$11.5	$5.9	$5.6	$–

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
The following table summarizes the fair value measurements of assets measured on a non-recurring basis during the six months ended July 4, 2009:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Total
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)

Goodwill	$415.0	$–	$–	$415.0	$(820.0)
Indefinite-lived intangible asset	18.0	–	–	18.0	(12.0)
Long-lived assets held and used	5.5	–	2.6	2.9	(15.0)

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets held and used with carrying amounts totaling $20.5 million were written down to their fair values totaling $5.5 million, resulting in impairment charges of $2.6 million and $15 million for the three and six months ended July 4, 2009, respectively. These charges are included in “Other expense, net” in the unaudited Consolidated Statement of Operations.
In accordance with SFAS No. 142, goodwill with a carrying amount of $1.2 billion was written down to its estimated implied fair value of $415 million, resulting in a non-cash impairment charge of $820 million. Additionally, certain indefinite-lived assets with a carrying value of approximately $30 million were written down to their estimated implied fair value of $18 million, resulting in a non-cash impairment of $12 million. These charges are included in “Goodwill and indefinite-lived intangible asset impairment charges” in the unaudited Consolidated Statement of Operations for the three and six months ended July 4, 2009, respectively. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” for further information.

Avery Dennison Corporation
Note 15. Commitments and Contingencies
Legal Proceedings
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM-Kymmene Corporation (“UPM”), Bemis Company Inc. (“Bemis”), and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The court substantively granted class certification on November 19, 2007. On July 22, 2008, the court held a hearing to set a schedule for merits discovery. On May 12, 2009, the Company entered into a settlement agreement with plaintiffs. Without admitting liability, the Company has agreed to pay plaintiffs $36.5 million, plus up to $.5 million related to notice and administration expenses, in two equal installments of $18.5 million, which were paid on May 27, 2009 and July 15, 2009. On June 10, 2009, the district court entered an order preliminarily approving the settlement, and a final approval hearing is scheduled for September 17, 2009. If court approval is obtained, the matter will be dismissed with prejudice. The Company recorded an accrual of $37 million for this settlement in the first quarter of 2009.
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
Environmental
As of July 4, 2009, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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

Avery Dennison Corporation
The activity for the first six months of 2009 and full-year 2008 related to environmental liabilities, which include costs associated with compliance and remediation, were as follows:

(In millions)	July 4, 2009	December 27, 2008

Balance at beginning of year	$58.5	$37.8
Purchase price adjustments related to acquisitions	2.1	24.6
Accruals	.7	.9
Payments	(2.1)	(4.8)

Balance at end of period	$59.2	$58.5

As of July 4, 2009, approximately $12 million of the total balance is classified as short-term.
These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
Product Warranty
The Company provides for an estimate of costs that may be incurred under its basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of the product. Factors that affect the Company’s warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy the Company’s warranty obligation and availability of insurance coverage. Because these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. As of July 4, 2009, the Company’s product warranty liabilities were approximately $2 million.
Other
In 2005, the Company contacted relevant authorities in the U.S. and reported on the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the Company’s reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been minor in amount and of limited duration. Sales of the Company’s reflective business in China in 2005 were approximately $7 million. In addition, on or about October 10, 2008, the Company notified relevant authorities that it had discovered questionable payments to certain foreign customs and other regulatory officials by some employees of its recently acquired companies. These payments were not made for the purpose of obtaining business from any governmental entity. Corrective and disciplinary actions have been taken with respect to both internal investigations and the Company has taken remedial measures to comply with the provisions of the U.S. Foreign Corrupt Practices Act. On July 28, 2009, the Company entered into a settlement agreement with the SEC regarding the foregoing actions. Without admitting or denying liability, the Company agreed to disgorge approximately $.3 million and pay a $.2 million civil penalty. On August 10, 2009, the Company was advised by the U. S. Department of Justice that it has declined to take action against the Company in connection with the China reflective matters, which were voluntarily disclosed by the Company.
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
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At July 4, 2009, the Company had guaranteed approximately $13 million.
As of July 4, 2009, the Company guaranteed up to approximately $22 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $505 million of certain subsidiaries’ lines of credit with various financial institutions.

Avery Dennison Corporation
As of July 4, 2009, approximately two million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of shares in 2010 (depending on the stock price at the time). Refer to Note 5, “Debt,” for more information.
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
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009		June 28, 2008

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$793.6	$979.9	$1,602.4		$1,899.5
Retail Information Services	331.5	438.2	647.5		810.2
Office and Consumer Products	216.9	255.4	401.3		449.8
Other specialty converting businesses	113.4	155.4	230.4		314.6

Net sales to unaffiliated customers	$1,455.4	$1,828.9	$2,881.6		$3,474.1

Intersegment sales:
Pressure-sensitive Materials	$36.0	$45.8	$73.4		$86.6
Retail Information Services	.2	.1	.5		1.3
Office and Consumer Products	.1	.3	.4		.6
Other specialty converting businesses	3.7	8.0	7.0		14.8
Eliminations	(40.0)	(54.2)	(81.3)		(103.3)

Intersegment sales	$–	$–	$–		$–

Income (loss) before taxes:
Pressure-sensitive Materials	$50.6	$82.4	$50.4		$154.2
Retail Information Services	(5.9)	20.3	(859.3)		16.6
Office and Consumer Products	34.5	40.7	57.9		62.6
Other specialty converting businesses	(10.4)	5.8	(37.9)		15.3
Corporate expense	(8.2)	(5.7)	(38.9)		(14.8)
Interest expense	(20.4)	(29.3)	(47.9)		(58.8)

Income (loss) before taxes	$40.2 (1)	$114.2 (2)	$(875.7	) (3)	$175.1 (4)

(1)	Operating income for the second quarter of 2009 included “Other expense, net” totaling $29.6, consisting of restructuring costs of $25.8, asset impairment charges of $3.3, and lease cancellation charges of $.5. Of the total $29.6, the Pressure-sensitive Materials segment recorded $13.8, the Retail Information Services segment recorded $5.1, the Office and Consumer Products segment recorded $3, and the other specialty converting businesses recorded $7.7.

(2)	Operating income for the second quarter of 2008 included “Other expense, net” totaling $5.8, consisting of restructuring costs of $7.2, asset impairment charges of $1.7, and lease cancellation charges of $1.4, partially offset by a gain on sale of investments of $(4.5). Of the total $5.8, the Pressure-sensitive Materials segment recorded $.5, the Retail Information Services segment recorded $5.6, the Office and Consumer Products segment recorded $4.2, and Corporate recorded $(4.5).

Additionally, operating income for the Retail Information Services segment for the second quarter of 2008 included $5.7 of transition costs associated with the Company’s acquisitions.

Avery Dennison Corporation

(3)	Operating loss for the first six months of 2009 included “Other expense, net” totaling $126.9, consisting of restructuring costs of $42.9, asset impairment charges of $25.2, lease cancellation charges of $.6, legal settlement costs of $37, and a loss of $21.2 from debt extinguishment. Of the total $126.9, the Pressure-sensitive Materials segment recorded $61.9, the Retail Information Services segment recorded $14.7, the Office and Consumer Products segment recorded $5.7, the other specialty converting businesses recorded $23.4, and Corporate recorded $21.2.

Additionally, operating loss for the Retail Information Services segment for the first six months of 2009 included $832 of goodwill and indefinite-lived intangible asset impairment charges.

(4)	Operating income for the first six months of 2008 included “Other expense, net” totaling $11.4, consisting of restructuring costs of $10.5, asset impairment charges of $4, and lease cancellation charges of $1.4, partially offset by a gain on sale of investments of $(4.5). Of the total $11.4, the Pressure-sensitive Materials segment recorded $4.3, the Retail Information Services segment recorded $7.1, the Office and Consumer Products segment recorded $4.3, the other specialty converting businesses recorded $.2, and Corporate recorded $(4.5).

Additionally, operating income for the Retail Information Services segment for the first six months of 2008 included $12.7 of transition costs associated with the Company’s acquisitions.
Note 17. Recent Accounting Requirements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on the Company’s financial condition, results of operations, cash flows, or disclosures.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” Among other items, SFAS No. 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. SFAS No. 167 is effective for calendar year companies beginning on January 1, 2010. The adoption of this standard will not have a material impact on the Company’s financial condition, results of operations, cash flows, or disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 defines what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 in the second quarter of 2009. Refer to Note 1, “General,” for further information.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which require disclosure about fair value of financial instruments, whether recognized or not recognized in the statement of financial position, in interim financial information. This issue also requires fair value information to be presented together with the related carrying amount and disclosure regarding the methods and significant assumptions used to estimate fair value. This issue is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has included the disclosures required under this issue in Note 5, “Debt.”
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

Avery Dennison Corporation
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company has included the disclosures required under SFAS No. 161 in Note 10, “Financial Instruments and Foreign Currency.”
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

Avery Dennison Corporation
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

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Definition of Terms	22
Forward-looking Statements	22
Overview and Outlook	22
Analysis of Results of Operations for the Second Quarter	25
Results of Operations by Segment for the Second Quarter	27
Analysis of Results of Operations for the Six Months Year-to-Date	29
Results of Operations by Segment for the Six Months Year-to-Date	30
Financial Condition	32
Uses and Limitations of Non-GAAP Measures	37
Recent Accounting Requirements	38
Safe Harbor Statement	38
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
FORWARD-LOOKING STATEMENTS
Certain statements contained in Management’s Discussion and Analysis are “forward-looking statements” and are subject to certain risks and uncertainties. Refer to our “Safe Harbor Statement” contained elsewhere in this report.
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales decreased 20% and 17% in the first three and six months of 2009, respectively, compared to the same period last year.

	Three Months Ended		Six Months Ended
Estimated change in sales due to:	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Organic sales decline	(14)%	(1)%	(14)%	(1)%
Extra week in fiscal year 2009 (1)	–	–	4	–
Foreign currency translation	(7)	7	(7)	7
Acquisitions, net of divestitures	–	14	–	14

Reported sales (decline) growth (2)	(20)%	20%	(17)%	19%

(1)	Our 2009 fiscal year includes a 53-week period, with the extra week reflected in the first quarter. Normally, each fiscal year consists of 52 weeks, but every fifth or sixth year consists of 53 weeks.

(2)	Totals may not sum due to rounding.

Avery Dennison Corporation
Net Income
In the first six months of 2009, we had a net loss of approximately $860 million compared to a net income of approximately $161 million in the same period in 2008.
Negative factors affecting net income included:
•	Impairment of goodwill and indefinite-lived intangible assets

•	Lower net sales

•	Higher restructuring and asset impairment charges related to cost reduction actions

•	Legal settlement costs

•	Loss on debt extinguishment

•	Higher raw material and employee-related costs

•	Unfavorable impact of foreign currency translation
Positive factors affecting net income included:
•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Pricing

•	Lower tax rate, resulting in a tax benefit for the first six months of 2009

•	Lower transition costs related to acquisition integrations
Impairment of Goodwill and Indefinite-Lived Intangible Assets
In the first quarter of 2009, we recorded non-cash impairment charges of $832 million for the retail information services reporting unit, of which $820 million is related to goodwill and $12 million is related to indefinite-lived intangible assets. We completed our impairment test of goodwill and indefinite-lived intangible assets (“goodwill impairment”) in the second quarter of 2009, with no additional impairment charge incurred.
We perform our goodwill impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” In performing the required goodwill impairment test, we primarily apply a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. Our reporting units, which are composed of either a discrete business or an aggregation of businesses with similar economic characteristics, consist of roll materials; retail information services; office and consumer products; graphics and reflective products; industrial products; and business media.
We perform our annual goodwill impairment test during the fourth quarter. However, certain factors may result in the need to perform a goodwill impairment test prior to the fourth quarter, including significant underperformance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon our assessment of these factors in connection with the preparation of our first quarter financial statements, we determined that there was a need to initiate an interim goodwill impairment test. The factors considered included both a sustained decline in our stock price and a decline in our 2009 revenue projections for the retail information services reporting unit, following lower than expected revenues in March 2009, which continued in April 2009. The peak season for the retail information services reporting unit has traditionally been March through the end of the second quarter.
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
Goodwill
As part of the interim goodwill impairment test completed in the second quarter of 2009, which is discussed above, we recorded a non-cash impairment charge of $820 million for the retail information services reporting unit in the first quarter of 2009, with no additional impairment charge in the second quarter of 2009.

Avery Dennison Corporation
Indefinite-Lived Intangible Assets
In connection with the acquisition of Paxar, we acquired approximately $30 million of intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. As part of the interim goodwill impairment test completed in the second quarter of 2009, which is discussed above, we recorded an additional non-cash impairment charge of $12 million related to these indefinite-lived intangible assets in the first quarter of 2009, with no additional impairment charge in the second quarter of 2009.
Acquisitions
We completed the acquisition of DM Label Group (“DM Label”) on April 1, 2008. DM Label operations are included in our Retail Information Services segment. See also Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements.
Cost Reduction Actions
Q4 2008 — 2009 Actions
In the fourth quarter of 2008, we initiated restructuring actions that are now expected to generate over $160 million in annualized savings by the middle of 2010, of which an estimated $75 million, net of transition costs, is expected to benefit 2009. We expect to incur approximately $100 million to $110 million of cash restructuring charges associated with these actions, with the majority to be incurred in 2009. At the end of the second quarter, we achieved run-rate savings representing approximately 50% of our target.
During the fourth quarter of 2008 and the first six months of 2009, we recorded $81 million in charges related to these restructuring actions, consisting of severance and related employee costs, asset impairment charges, and lease cancellation costs. Severance and employee related costs related to approximately 2,600 positions, impacting all of our segments and geographic regions.
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
Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
The effective tax rate for the first six months of 2009 was approximately 2%, compared with approximately 8% for the same period in 2008. The effective tax rate for the first six months of 2009 includes a benefit of $18.4 million from discrete events, primarily the tax effect of impairments of goodwill and indefinite-lived intangible assets, partially offset by the build of certain valuation allowances and other items. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
Free Cash Flow
Free cash flow, which is a non-GAAP measure, refers to cash flow from operating activities and net proceeds from sale of investments less spending on property, plant, equipment, software and other deferred charges. We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. This measure is not intended to represent the residual cash available for discretionary purposes. Refer to the discussion under “Uses and Limitations of Non-GAAP Measures” elsewhere in this report for further information regarding limitations of this measure.

	Six Months Ended
(In millions)	July 4, 2009	June 28, 2008

Net cash provided by operating activities	$132.8	$188.7
Purchase of property, plant and equipment	(30.5)	(69.1)
Purchase of software and other deferred charges	(14.9)	(33.0)
Proceeds from sale of investments, net	.1	13.0

Free cash flow	$87.5	$99.6

Free cash flow in the first six months of 2009 declined by $12.1 million compared to the same period in 2008 due to lower income from operations, partially offset by reduced working capital and lower spending on property, plant, and equipment, software, and other deferred charges.

Avery Dennison Corporation
See “Analysis of Results of Operations” and “Liquidity” below for more information.
Dividend
On July 30, 2009, we declared a third-quarter dividend of $.20 per share, a reduction from our previous dividend of $.41 per share. This precautionary action was taken in response to the possibility of continued poor market conditions beyond 2009, to focus on reducing debt and to plan for increased pension funding requirements.
Legal Proceedings
We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices.
The Board of Directors created an ad hoc committee comprised of certain independent directors to oversee the foregoing matters.
As previously disclosed and reported to authorities in the U.S., we have discovered instances of conduct by certain employees that potentially violate the U.S. Foreign Corrupt Practices Act. We reported that conduct to authorities in the U.S. and have entered into a settlement agreement with the SEC in this regard. Refer to Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for further information.
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
We expect incremental pension and other employee-related expenses and contributions in 2009. In addition, we currently expect increased pension contributions in the range of $200 million to $300 million from the end of the second quarter of 2009 through 2013.
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
We anticipate our capital and software expenditures to be in the range of $115 million to $130 million in 2009, including increased investment in new business opportunities to drive future growth and profitability.
We are targeting a reduction of debt of at least $350 million from the end of the second quarter of 2009 through 2010.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income Before Taxes

(In millions)	2009	2008

Net sales	$1,455.4	$1,828.9
Cost of products sold	1,065.1	1,338.6

Gross profit	390.3	490.3

(In millions)	2009	2008

Marketing, general and administrative expense	300.1	341.0
Interest expense	20.4	29.3
Other expense, net	29.6	5.8

Income before taxes	$40.2	$114.2

As a Percent of Sales:
Gross profit (margin)	26.8%	26.8%
Marketing, general and administrative expense	20.6	18.6
Income before taxes	2.8	6.2

Avery Dennison Corporation
Sales
Sales decreased 20% in the second quarter of 2009 compared to the same period last year, due largely to the decline in volume, partially offset by the benefit from pricing. Foreign currency translation had an unfavorable impact on the change in sales of approximately $147 million in the second quarter of 2009.
On an organic basis, sales declined 14% in the second quarter of 2009, as continued deterioration in the global macroeconomic environment contributed to volume declines across all segments and geographic regions, except Asia.
Refer to “Results of Operations by Segment” for information by reportable segment.
Gross Profit Margin
Gross profit margin for the second quarter of 2009 remained flat compared to the same period in 2008, as reduced fixed-cost leverage was offset by benefits from pricing, productivity improvement initiatives, and restructuring.
Marketing, General and Administrative Expenses
The decrease in marketing, general and administrative expense in the second quarter of 2009 compared to the same period last year primarily reflected cost reductions and benefits from productivity and the impact of currency translation.
Other Expense, net

(In millions)	2009	2008

Restructuring costs	$25.8	$7.2
Asset impairment charges and lease cancellation costs	3.8	3.1
Other	–	(4.5)

Other expense, net	$29.6	$5.8

In the second quarter of 2009, “Other expense, net” consisted of restructuring costs including severance and other employee-related costs, as well as asset impairment and lease cancellation charges. Restructuring costs in the second quarter of 2009 relate to a reduction in headcount of approximately 1,205 positions across all segments and geographic regions.
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
Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

(In millions, except per share)	2009	2008

Income before taxes	$40.2	$114.2
Provision for income taxes	.4	21.8

Net income	$39.8	$92.4

Net income per common share	$.38	$.94
Net income per common share, assuming dilution	$.38	$.93

Net income as a percent of sales	2.7%	5.1%

(In millions, except per share)	2009	2008

Percent change in:
Net income	(56.9)%	7.2%
Net income per common share	(59.6)	6.8
Net income per common share, assuming dilution	(59.1)	6.9

Avery Dennison Corporation
Provision for Income Taxes
Our effective tax rate for the second quarter of 2009 was approximately 1%, compared with approximately 19% for the same period in 2008. The effective tax rate for the second quarter of 2009 includes a benefit of $.6 million from discrete events, primarily the impact of tax law changes and the build of certain valuation allowances, partially offset by the release of certain tax contingencies. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE SECOND QUARTER
Pressure-sensitive Materials Segment

(In millions)	2009	2008

Net sales including intersegment sales	$829.6	$1,025.7
Less intersegment sales	(36.0)	(45.8)

Net sales	$793.6	$979.9
Operating income (1)	50.6	82.4

(1) Includes lease cancellation costs in 2009, and restructuring costs and asset impairment charges in both years	$13.8	$.5

Net Sales
Sales in our Pressure-sensitive Materials segment decreased 19% in the second quarter of 2009 compared to the same period in 2008, which included the unfavorable impact of foreign currency translation (approximately $102 million). On an organic basis, sales declined 10% in the second quarter of 2009, as the benefits from pricing were more than offset by the decline in volume.
On an organic basis, sales in our roll materials business in the second quarter of 2009 declined at a low double-digit rate in Europe, a mid single-digit rate (excluding intercompany sales) in North America, and a low single-digit rate in emerging markets (mid single-digit decline in Eastern Europe and South America, partially offset by mid single-digit increase in Asia) compared to the same period last year. These declines reflected continued weakness in end-markets.
On an organic basis, sales in our graphics and reflective business declined at a double-digit rate, reflecting lower promotional spending by businesses in response to weak market conditions.
Operating Income
Decreased operating income in the second quarter of 2009 reflected the impact of lower volume, partially offset by the benefits from pricing and cost savings from restructuring and productivity improvement initiatives. In addition, operating income in 2009 included lease cancellation costs and higher restructuring and asset impairment charges compared to the same period in 2008.
Retail Information Services Segment

(In millions)	2009	2008

Net sales including intersegment sales	$331.7	$438.3
Less intersegment sales	(.2)	(.1)

Net sales	$331.5	$438.2
Operating (loss) income (1) (2)	(5.9)	20.3

(1) Includes asset impairment charges in 2008, and restructuring and lease cancellation costs in both years	$5.1	$5.6
(2) Includes transition costs related to acquisition integrations in 2008	$–	$5.7

Net Sales
Sales in our Retail Information Services segment decreased 24% in the second quarter of 2009 compared to the same period last year,

Avery Dennison Corporation
which included the unfavorable impact of foreign currency translation (approximately $23 million). On an organic basis, sales declined 20% in the second quarter of 2009 due primarily to lower volume from continued weakness of the retail apparel market in the U.S. and Europe.
Operating (Loss) Income
Operating loss in the second quarter of 2009 reflected the impact of lower volume, partially offset by the benefit of restructuring and productivity improvement initiatives. Operating (loss) income included asset impairment charges and transition costs related to acquisition integrations in 2008, and restructuring and lease cancellation costs in both years.
Office and Consumer Products Segment

(In millions)	2009	2008

Net sales including intersegment sales	$217.0	$255.7
Less intersegment sales	(.1)	(.3)

Net sales	$216.9	$255.4
Operating income (1)	34.5	40.7

(1) Includes asset impairment charges in 2009 and restructuring costs in both years	$3.0	$4.2

Net Sales
Sales in our Office and Consumer Products segment decreased 15% in the second quarter of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $13 million). On an organic basis, sales declined 11% in the second quarter of 2009 due primarily to lower volume from weak end-market demand led by slower corporate purchasing activity, partially offset by the benefit from pricing.
Operating Income
Decreased operating income in the second quarter of 2009 reflected the impact of lower volume, partially offset by the benefits from pricing, restructuring, and productivity improvement initiatives. Operating income included asset impairment charges in 2009 and restructuring costs in both years.
Other specialty converting businesses

(In millions)	2009	2008

Net sales including intersegment sales	$117.1	$163.4
Less intersegment sales	(3.7)	(8.0)

Net sales	$113.4	$155.4
Operating (loss) income (1)	(10.4)	5.8

(1) Includes restructuring costs and asset impairment charges in 2009	$7.7	$–

Net Sales
Sales in our other specialty converting businesses decreased 27% in the second quarter of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $9 million). On an organic basis, sales declined 22% in the second quarter of 2009, primarily reflecting lower volume in products sold to the automotive, housing, and construction industries.
Operating (Loss) Income
Operating loss in the second quarter of 2009 reflected lower sales on an organic basis, partially offset by the benefits of restructuring and productivity improvement initiatives. Operating loss in 2009 included restructuring costs and asset impairment charges.

Avery Dennison Corporation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
(Loss) Income Before Taxes

(In millions)	2009	2008

Net sales	$2,881.6	$3,474.1
Cost of products sold	2,146.2	2,559.8

(In millions)	2009	2008

Gross profit	735.4	914.3
Marketing, general and administrative expense	604.3	669.0
Goodwill and indefinite-lived intangible asset impairment charges	832.0	–
Interest expense	47.9	58.8
Other expense, net	126.9	11.4

(Loss) income before taxes	$(875.7)	$175.1

As a Percent of Sales:
Gross profit (margin)	25.5%	26.3%
Marketing, general and administrative expense	21.0	19.3
(Loss) income before taxes	(30.4)	5.0

Sales
Sales decreased 17% in the first six months of 2009 compared to the same period last year, due largely to the decline in sales on an organic basis, partially offset by incremental sales from the DM Label acquisition (approximately $9 million) and the impact of the extra week in the first quarter of 2009. Foreign currency translation had an unfavorable impact on the change in sales of approximately $261 million in the first six months of 2009.
On an organic basis, sales declined 14% in the first six months of 2009, as continued deterioration in the global macroeconomic environment contributed to volume declines across all segments and geographic regions, except Asia.
Refer to “Results of Operations by Segment” for information by reportable segment.
Gross Profit Margin
Gross profit margin for the first six months of 2009 declined compared to the same period in 2008, reflecting reduced fixed-cost leverage due to lower sales on an organic basis, and higher raw material costs, partially offset by benefits from pricing, productivity improvement initiatives, and restructuring.
Marketing, General and Administrative Expenses
The decrease in marketing, general and administrative expense in the first six months of 2009 compared to the same period last year primarily reflected cost reductions and the impact of currency translation, partially offset by costs associated with the extra week.
Goodwill and Indefinite-Lived Intangible Asset Impairment Charges
In the first quarter of 2009, we recorded non-cash estimated impairment charges of $832 million for the retail information services reporting unit. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other Expense, net

(In millions)	2009	2008

Restructuring costs	$42.9	$10.5
Asset impairment charges and lease cancellation costs	25.8	5.4
Other	58.2	(4.5)

Other expense, net	$126.9	$11.4

In the first six months of 2009, “Other expense, net” consisted of restructuring costs including severance and other employee-related costs, asset impairment charges and lease cancellation costs, as well as legal settlement costs ($37 million) and a loss from debt extinguishment (approximately $21 million). Restructuring costs in the first six months of 2009 relate to a reduction in headcount of approximately 1,930 positions across all segments and geographic regions. For more information regarding the debt extinguishment, refer to “Financial Condition” in this report and Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements. For more information regarding the legal settlement, refer to Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
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

Avery Dennison Corporation
Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net (Loss) Income and Earnings per Share

(In millions, except per share)	2009	2008

(Loss) income before taxes	$(875.7)	$175.1
(Benefit from) provision for income taxes	(16.6)	14.3

Net (loss) income	$(859.1)	$160.8

Net (loss) income per common share	$(8.41)	$1.63
Net (loss) income per common share, assuming dilution	$(8.41)	$1.62

Net (loss) income as a percent of sales	(29.8)%	4.6%

Percent change in:
Net (loss) income	(634.3)%	(2.7)%
Net (loss) income per common share	(616.0)	(3.6)
Net (loss) income per common share, assuming dilution	(619.1)	(3.0)

(Benefit from) Provision for Income Taxes
Our effective tax rate for the first six months of 2009 was approximately 2%, compared with approximately 8% for the same period in 2008. The effective tax rate for the first six months of 2009 includes a benefit of $18.4 million from discrete events, primarily the tax effect of impairments of goodwill and indefinite-lived intangible assets, partially offset by the build of certain valuation allowances and other items. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

(In millions)	2009	2008

Net sales including intersegment sales	$1,675.8	$1,986.1
Less intersegment sales	(73.4)	(86.6)

Net sales	$1,602.4	$1,899.5
Operating income (1)	50.4	154.2

(1) Includes legal settlement and lease cancellation costs in 2009, and restructuring costs and asset impairment charges in both years	$61.9	$4.3

Net Sales
Sales in our Pressure-sensitive Materials segment decreased 16% in the first six months of 2009 compared to the same period in 2008, which included the unfavorable impact of foreign currency translation (approximately $180 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales declined 7% in the first six months of 2009, as the benefits from pricing were more than offset by the decline in volume.
On an organic basis, sales in our roll materials business in the first six months of 2009 declined at a low double-digit rate in Europe, a mid single-digit rate (excluding intercompany sales) in North America, and a mid single-digit rate in emerging markets (Asia, Eastern Europe, South America) compared to the same period last year. These declines reflected continued weakness in end-markets.
On an organic basis, sales in our graphics and reflective business declined at a double-digit rate, reflecting lower promotional spending by businesses in response to weak market conditions.
Operating Income
Decreased operating income in the first six months of 2009 reflected legal settlement costs, lease cancellation costs, and higher restructuring and asset impairment charges compared to the same period in 2008. In addition, lower volume and the effects of raw material inflation more than offset the benefits from pricing and cost savings from restructuring and productivity improvement initiatives.

Avery Dennison Corporation
Retail Information Services Segment

(In millions)	2009	2008

Net sales including intersegment sales	$648.0	$811.5
Less intersegment sales	(.5)	(1.3)

Net sales	$647.5	$810.2
Operating (loss) income (1) (2)	(859.3)	16.6

(1) Includes restructuring costs, asset impairment charges and lease cancellation costs in both years	$14.7	$7.1
(2) Includes goodwill and indefinite-lived intangible asset impairment charges in 2009 and transition costs related to acquisition integrations in 2008	$832.0	$12.7

Net Sales
Sales in our Retail Information Services segment decreased 20% in the first six months of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $42 million), partially offset by the impact of the extra week in the first quarter of 2009 and incremental sales from the DM Label acquisition (approximately $9 million). On an organic basis, sales declined 17% in the first six months of 2009 due primarily to lower volume from continued weakness of the retail apparel market in the U.S. and Europe.
Operating (Loss) Income
Operating loss in the first six months of 2009 reflected goodwill and indefinite-lived intangible asset impairment charges, lease cancellation costs, and higher restructuring and asset impairment charges, partially offset by transition costs related to acquisition integrations in 2008. In addition, incremental savings from integration actions and the benefit of restructuring and productivity improvement initiatives were more than offset by lower volume and higher employee-related and raw material cost inflation.
Office and Consumer Products Segment

(In millions)	2009	2008

Net sales including intersegment sales	$401.7	$450.4
Less intersegment sales	(.4)	(.6)

Net sales	$401.3	$449.8
Operating income (1)	57.9	62.6

(1) Includes asset impairment charges in 2009 and restructuring costs in both years	$5.7	$4.3

Net Sales
Sales in our Office and Consumer Products segment decreased 11% in the first six months of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $23 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales declined 6% in the first six months of 2009 due primarily to lower volume from weak end-market demand led by slower corporate purchasing activity, partially offset by the benefit from pricing.
Operating Income
Decreased operating income in the first six months of 2009 reflected the impact of lower volume, partially offset by the benefits from pricing, restructuring, and productivity improvement initiatives. Operating income included asset impairment charges in 2009 and restructuring costs in both years.
Other specialty converting businesses

(In millions)	2009	2008

Net sales including intersegment sales	$237.4	$329.4
Less intersegment sales	(7.0)	(14.8)

Net sales	$230.4	$314.6
Operating (loss) income (1)	(37.9)	15.3

(1) Includes asset impairment charges in 2009 and restructuring costs in both years	$23.4	$.2

Avery Dennison Corporation
Net Sales
Sales in our other specialty converting businesses decreased 27% in the first six months of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $16 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales declined 23% in the first six months of 2009, primarily reflecting lower volume in products sold to the automotive, housing, and construction industries.
Operating (Loss) Income
Operating loss in the first six months of 2009 reflected lower sales on an organic basis, partially offset by the benefit of restructuring and productivity improvement initiatives. Operating (loss) income included asset impairment charges in 2009 and restructuring costs in both years.
FINANCIAL CONDITION
Liquidity
Cash Flow from Operating Activities for the First Six Months:

(In millions)	2009	2008

Net (loss) income	$(859.1)	$160.8
Depreciation and amortization	132.6	138.6
Provision for doubtful accounts	9.5	8.2
Goodwill and indefinite-lived intangible asset impairment charges	832.0	–
Asset impairment and net loss on sale and disposal of assets	28.0	14.4
Loss from debt extinguishment	21.2	–
Stock-based compensation	13.2	16.9
Other non-cash expense and loss	12.1	–
Other non-cash income and gain	(7.2)	(17.2)
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(49.5)	(133.0)

Net cash provided by operating activities	$132.8	$188.7

For cash flow purposes, changes in assets and liabilities and other adjustments, net of the effect of business acquisitions, exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).
In 2009, cash flow provided by operating activities decreased by $55.9 million compared to 2008 as lower income from operations was partially offset by reduced working capital.
Refer to “Analysis of Selected Financial Ratios” below for more information.
Cash Flow from Investing Activities for the First Six Months:

(In millions)	2009	2008

Purchase of property, plant and equipment	$(30.5)	$(69.1)
Purchase of software and other deferred charges	(14.9)	(33.0)
Payments for acquisitions	–	(125.0)
Proceeds from sale of investments, net	.1	13.0
Other	(4.2)	5.1

Net cash used in investing activities	$(49.5)	$(209.0)

Capital and Software Spending
During the first six months of 2009, we invested in various small capital projects, including projects associated with the expansion in Japan. Significant capital projects during the first six months of 2008 included investments for expansion in China and India serving both our materials and retail information services businesses.
Information technology projects during the first six months of 2009 and 2008 included customer service and standardization initiatives.
Payments for Acquisitions
On April 1, 2008, we completed the acquisition of DM Label, which is included in our Retail Information Services segment.

Avery Dennison Corporation
Proceeds from Sale of Investments
During the first six months of 2009 and 2008, net proceeds from sale of investments consist of the sale of securities held by our captive insurance company.
Cash Flow from Financing Activities for the First Six Months:

(In millions)	2009	2008

Net change in borrowings and payments of debt	$(8.0)	$114.7
Dividends paid	(89.6)	(87.6)
Proceeds from exercise of stock options, net	.2	1.9
Other	–	5.4

Net cash (used in) provided by financing activities	$(97.4)	$34.4

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
In February 2008, one of our subsidiaries entered into a credit agreement for a term loan credit facility with fifteen domestic and foreign banks for a total commitment of $400 million, which we guaranteed, maturing February 8, 2011. We used the term loan credit facility to reduce commercial paper borrowings previously issued to fund the Paxar acquisition. The term loan credit facility is subject to financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio, which were amended in January 2009.
Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity
Our shareholders’ equity was approximately $1.2 billion at July 4, 2009 compared to approximately $2.2 billion at June 28, 2008. The decrease in our shareholders’ equity was primarily due to the non-cash impairment charges of $832 million in the first quarter of 2009. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information. Our dividend per share was $.82 in both the first six months of 2009 and 2008.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill decreased approximately $777 million during the first six months of 2009, which reflected a non-cash impairment charge associated with our retail information services reporting unit ($820 million), partially offset by purchase price adjustments associated with the DM Label acquisition ($31 million) and the impact of foreign currency translation ($12 million).
Other intangibles resulting from business acquisitions, net decreased approximately $27 million during the first six months of 2009, which reflected a non-cash impairment charge associated with our retail information services reporting unit ($12 million), normal amortization expense ($17 million), partially offset by an asset reclassification from “Other assets” ($1 million) and the impact of foreign currency translation ($1 million).
Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
During the first six months of 2009, other assets reflected an increase in cash surrender value of corporate-owned life insurance ($8.7 million), an increase in third-party loan receivable ($5 million), the impact of foreign currency translation ($.8 million), as well as software and other deferred charges purchases ($14.9 million), and other additions ($1 million). These increases were partially offset by normal amortization and impairment of software and other deferred charges ($24.5 million), the write-off of unamortized debt issuance costs associated with the exchange of the HiMEDS units, net of additional financing costs related to the covenant amendments ($4.5 million) discussed above in “Borrowings and Repayment of Debt,” as well as an asset reclassification to “Other intangibles resulting from business acquisitions, net” ($1 million).

Avery Dennison Corporation
Other Shareholders’ Equity Accounts
The value of our employee stock benefit trusts increased by $59 million during the first six months of 2009 due to higher market value of shares held in the trusts of approximately $52 million, and the issuance of shares under our employee stock option and defined contribution plans of approximately $7 million.
Treasury Stock
During the first six months of 2009, we issued approximately 6.5 million shares of common stock with a book value of approximately $297 million in connection with the completed exchange of the Corporate HiMEDS units, as discussed above in “Borrowings and Repayment of Debt.”
Impact of Foreign Currency Translation for the First Six Months:

(In millions)	2009	2008

Change in net sales	$(261)	$172
Change in net income	(9)	10

International operations generated approximately 65% of our net sales in the first six months of 2009. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates.
Sales from currency translation in the first six months of 2009 primarily reflected a negative impact from sales denominated in Euros, as well as sales in the currencies of Great Britain, Australia and Brazil, partially offset by a benefit from sales in the currency of China.
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
Operational Working Capital for the First Six Months:

(In millions)	2009	2008

(A) Working capital (current assets minus current liabilities)	$(222.0)	$(8.3)
Reconciling items:
Cash and cash equivalents	(91.9)	(87.1)
Current deferred and refundable income taxes and other current assets	(208.2)	(302.0)
Short-term and current portion of long-term debt	791.6	825.8
Current deferred and payable income taxes and other current liabilities	616.5	685.7

(B) Operational working capital	$886.0	$1,114.1

(C) Annualized net sales (year-to-date sales, multiplied by 2)	$5,549.7 (1)	$6,948.2

Working capital, as a percent of annualized net sales (A) ÷ (C)	(4.0)%	(.1)%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	16.0%	16.0%

(1)	Adjusted for the extra week in the first quarter of 2009

Avery Dennison Corporation
As a percent of annualized sales, operational working capital in the first six months of 2009 was unchanged compared to the same period in the prior year. This measure reflects the effects of the following ratios, including the impact of foreign currency translation, and is discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 61 days in the first six months of 2009 compared to 62 days in the first six months of 2008, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months of 2009 and 2008, respectively. During the first six months of 2009, the average number of days sales outstanding was primarily impacted by the timing of sales and improvement in collections.
Inventory Ratio
Average inventory turnover was 7.9 in the first six months of 2009 compared to 7.7 in the first six months of 2008, calculated using the annualized cost of sales (cost of sales for the first six months multiplied by two, adjusted for the extra week in the first quarter of 2009) divided by the two-quarter average inventory balance for the first six months of 2009 and 2008, respectively. During the first six months of 2009, the average inventory turnover was primarily impacted by a decrease in inventory purchases as a result of lower sales.
Accounts Payable Ratio
The average number of days payable outstanding was 51 days in the first six months of 2009 compared to 55 days in the first six months of 2008, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months of 2009 and 2008, respectively. During the first six months of 2009, the average number of days payable outstanding was primarily impacted by lower purchases, as well as the timing of payments which was impacted by the extra week in the first quarter of 2009.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At July 4, 2009, we had cash and cash equivalent of $92 million held in accounts managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, there is no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
Our $1 billion revolving credit facility, which supports our commercial paper programs in the U.S. and Europe, matures in 2012. Based upon our current outlook for our business and market conditions, we believe that this facility, in addition to the committed and uncommitted bank lines of credit maintained in the countries in which we operate, provide the liquidity to fund our current operations. During the recent turmoil in the financial markets, we did not experience interruptions in our access to funding.
Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.
Capital from Debt
Our total debt decreased approximately $283 million in the first six months of 2009 to approximately $1.93 billion compared to approximately $2.21 billion at year end 2008, reflecting a decrease in long-term borrowings, partially offset by an increase in commercial paper borrowings. Refer to “Borrowings and Repayment of Debt” above for further information.
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

Avery Dennison Corporation
Our Credit Ratings as of July 4, 2009:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service	A-2	BBB	Stable
Moody’s Investors Service	P2	Baa2	Negative

Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Legal Proceedings
We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against us, UPM-Kymmene Corporation (“UPM”), Bemis Company, Inc. (“Bemis”), and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which we answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, we filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The court substantively granted class certification on November 19, 2007. On July 22, 2008, the court held a hearing to set a schedule for merits discovery. On May 12, 2009, we entered into a settlement agreement with plaintiffs. Without admitting liability, we have agreed to pay plaintiffs $36.5 million, plus up to $.5 million related to notice and administration expenses, in two equal installments of $18.5 million, which were paid on May 27, 2009 and July 15, 2009. On June 10, 2009, the district court entered an order preliminarily approving the settlement, and a final approval hearing is scheduled for September 17, 2009. If court approval is obtained, the matter will be dismissed with prejudice. We recorded an accrual of $37 million for this settlement in the first quarter of 2009.
The Board of Directors created an ad hoc committee comprised of certain independent directors to oversee the foregoing matters.
We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
Environmental
As of July 4, 2009, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
The activity for the first six months of 2009 and full-year 2008 related to environmental liabilities, which include costs associated with compliance and remediation, were as follows:

(In millions)	July 4, 2009	December 27, 2008

Balance at beginning of year	$58.5	$37.8
Purchase price adjustments related to acquisitions	2.1	24.6
Accruals	.7	.9
Payments	(2.1)	(4.8)

Balance at end of period	$59.2	$58.5

As of July 4, 2009, approximately $12 million of the total balance is classified as short-term.
These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in

Avery Dennison Corporation
remediation technologies, changes in site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
Product Warranty
We provide for an estimate of costs that may be incurred under our basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of products. Factors that affect our warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy our warranty obligation and availability of insurance coverage. Because these factors are impacted by actual experience and future expectations, we assess the adequacy of the recorded warranty liability and adjust the amounts as necessary. As of July 4, 2009, our product warranty liabilities were approximately $2 million.
Other
In 2005, we contacted relevant authorities in the U.S. and reported on the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of our reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been minor in amount and of limited duration. Sales of our reflective business in China in 2005 were approximately $7 million. In addition, on or about October 10, 2008, we notified relevant authorities that we had discovered questionable payments to certain foreign customs and other regulatory officials by some employees of our recently acquired companies. These payments were not made for the purpose of obtaining business from any governmental entity. Corrective and disciplinary actions have been taken with respect to both internal investigations and we have taken remedial measures to comply with the provisions of the U.S. Foreign Corrupt Practices Act. On July 28, 2009, we entered into a settlement agreement with the SEC regarding the foregoing actions. Without admitting or denying liability, we agreed to disgorge approximately $.3 million and pay a $.2 million civil penalty. On August 10, 2009, we were advised by the U. S. Department of Justice that it has declined to take action against us in connection with the China reflective matters, which were voluntarily disclosed by us.
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
We participate in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by us. At July 4, 2009, we had guaranteed approximately $13 million.
As of July 4, 2009, we guaranteed up to approximately $22 million of certain of our foreign subsidiaries’ obligations to their suppliers, as well as approximately $505 million of certain of our subsidiaries’ lines of credit with various financial institutions.
As of July 4, 2009, approximately two million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of shares in 2010 (depending on the stock price at the time). Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
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

Avery Dennison Corporation
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
RECENT ACCOUNTING REQUIREMENTS
During the first six months of 2009, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board and the SEC were issued. Refer to Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
The Company believes that the most significant risk factors that could affect its financial performance in the near-term include (1) the impact of economic conditions on underlying demand for the Company’s products and on the carrying value of its assets; (2) the impact of competitors’ actions, including pricing, expansion in key markets, and product offerings; (3) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume; (4) the impact of an increase in costs associated with the Company’s debt; and (5) the ability of the Company to achieve and sustain targeted cost reductions.
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
As of July 4, 2009, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
As of July 4, 2009, the Company’s estimated accrued liability associated with compliance and remediation costs was approximately $59 million, including estimated liabilities related to the Company’s acquisitions. As of July 4, 2009, approximately $12 million of the total balance is classified as short-term. These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM-Kymmene Corporation (“UPM”), Bemis Company, Inc. (“Bemis”), and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition between themselves through anticompetitive understandings. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The court substantively granted class certification on November 19, 2007. On July 22, 2008, the court held a hearing to set a schedule for merits discovery. On May 12, 2009, the Company entered into a settlement agreement with plaintiffs. Without admitting liability, the Company has agreed to pay plaintiffs $36.5 million, plus up to $.5 million related to notice and administration expenses, in two equal installments of $18.5 million, which were paid on May 27, 2009 and July 15, 2009. On June 10, 2009, the district court entered an order preliminarily approving the settlement, and a final approval hearing is scheduled for September 17, 2009. If court approval is obtained, the matter will be dismissed with prejudice. The Company recorded an accrual of $37 million for this settlement in the first quarter of 2009.
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
In 2005, the Company contacted relevant authorities in the U.S. and reported on the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the Company’s reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been minor in amount and of limited duration. Sales of the Company’s reflective business in China in 2005 were approximately $7 million. In addition, on or about October 10, 2008, the Company notified relevant authorities that it had discovered questionable payments to certain foreign customs and other regulatory officials by some employees of its recently acquired companies. These payments were not made for the purpose of obtaining business from any governmental entity. Corrective and disciplinary actions have been taken with respect to both internal investigations and the Company has taken remedial measures to comply with the provisions of the U.S. Foreign Corrupt Practices Act. On July 28, 2009, the Company entered into a settlement agreement with the SEC regarding the foregoing actions. Without admitting or denying liability, the Company agreed to disgorge approximately $.3 million and pay a $.2 million civil penalty. On August 10, 2009, the Company was advised by the U. S. Department of Justice that it has declined to take action against the Company in connection with the China reflective matters, which were voluntarily disclosed by the Company.
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
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. The Company did not repurchase any registered equity securities in the first six months of 2009. As of July 4, 2009, the maximum number of shares that may yet be purchased under the Company’s plans was approximately 4 million shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Information called for in this Item during the period is incorporated by reference to Part II, Item 4 in the Company’s Form 10-Q filed on May 14, 2009.

Avery Dennison Corporation

ITEM 5.	OTHER INFORMATION
On August 10, 2009, the form of employment agreement for certain executive officers of Avery Dennison Corporation (the “Company”) was amended, effective January 1, 2008, with the intention to provide that the employment arrangements and the payments thereunder either comply with or are exempt from Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and the Department of Treasury regulations and other guidance issued thereunder (“Section 409A”). The amendments modify the definitions of “change of control” and “good reason” and add a new section to the employment agreements entitled “Compliance with Code Section 409A.” This section states the intention that the payment of any compensation or benefits that constitute “nonqualified deferred compensation” subject to the requirements of Section 409A is intended to comply with Section 409A and that the agreements should be so interpreted. Among other things, the section also provides that the payment of any compensation or benefits that constitute “nonqualified deferred compensation” subject to the requirements of Section 409A will be delayed for a six-month period following the date of termination of employment, if the terminated executive is deemed to be a “specified employee” (within the meaning of Section 409A) as of such date. The amendment also provides that any payment related to excise taxes imposed under Section 4999 of the Code shall be paid in compliance with Section 409A. The amendments do not materially modify or otherwise affect the economic terms of the employment agreements. The foregoing description of the amendments is qualified in its entirety by reference to the form of Amendment to Employment Agreement, which is filed as Exhibit 10.8.3.2 to this report and is incorporated herein by reference.
On August 11, 2009, the form of employment agreement between the Company and certain executive officers was further amended, effective as of January 1, 2008, for compliance with Section 409A. The amendments clarify the timing of the payment of certain bonuses, certain payments upon termination of employment and the reimbursement of attorneys fees and provide that the pro-rata bonus payment payable with respect to certain terminations of employment shall be based on the highest bonus payment in the prior three annual bonus payment periods. The amendments do not otherwise materially modify or affect the economic terms of the employment agreements. The foregoing description of the amendments is qualified in its entirety by reference to the form of Second Amendment to Employment Agreement, which is filed as Exhibit 10.8.3.3 to this report and is incorporated herein by reference.
On August 11, 2009, the retention agreement between the Company and Daniel R. O’Bryant, the Company’s Executive Vice President, Finance and Chief Financial Officer, was amended, effective as of January 1, 2008, with the intention to provide that the payments thereunder either comply with or are exempt from Section 409A. The amendment provides for alternate “vesting event” and “payment event” definitions for a “change in control” and adds a new section entitled “Compliance with Code Section 409A.” This section states the intention that the payment of any compensation or benefits which constitute “nonqualified deferred compensation” subject to the requirements of Section 409A is intended to comply with Section 409A and that the agreement should be so interpreted. Among other things, the section also provides that the payment of any compensation or benefits which constitute “nonqualified deferred compensation” subject to the requirements of Section 409A will be delayed for a six-month period following Mr. O’Bryant’s date of termination of employment if he is deemed to be a “specified employee” (within the meaning of Section 409A) as of such date. The amendment also provides that any payment related to excise taxes imposed under Section 4999 of the Code shall be paid in compliance with Section 409A. The amendment also clarifies the timing of certain stock option grants. The amendment does not materially modify or otherwise affect the economic terms of the retention agreement. The foregoing description of the amendment is qualified in its entirety by reference to the Amendment to Retention Agreement, dated as of August 11, 2009, between the Company and Mr. O’Bryant, which is filed as Exhibit 10.8.4.1 to this report and is incorporated herein by reference.
On August 11, 2009, the Compensation and Executive Personnel Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) approved the Company’s Amended and Restated Avery Dennison Corporation Supplemental Executive Retirement Plan (the “SERP”), which was amended and restated, effective January 1, 2009, with the intention to provide that benefits or payments granted thereunder either comply with or are exempt from Section 409A. The definition of “good reason” was modified and the SERP was amended to further modify existing Section 409A provisions by clarifying the timing and form of payment thereunder upon a participant’s death following another payment event or during the “specified employee” six-month delay period under Section 409A and to provide that the SERP can be further amended as needed to comply with the provisions of Section 409A. The foregoing description is qualified in its entirety by reference to the SERP, which is filed as Exhibit 10.11.1 to this report and is incorporated herein by reference.
On August 11, 2009, the Committee approved the Letter of Grant under the Company’s SERP between the Company and Dean A. Scarborough, the Company’s President and Chief Executive Officer, which was amended and restated, effective as of January 1, 2009, to incorporate the provisions of the amended SERP and with the intent that the SERP benefit payable under the Letter of Grant would either comply with or be exempt from Section 409A. Certain actuarial calculations in the Projected Account Balance exhibit were updated, and the Letter of Grant was further amended to provide for benefits upon an early retirement, beginning at age 60. The foregoing description is qualified in its entirety by reference to the Letter of Grant, which is filed as Exhibit 10.11.2.1 to this report and is incorporated herein by reference.

Avery Dennison Corporation
On August 11, 2009, the Committee approved the Letter of Grant under the Company’s SERP between the Company and Daniel R. O’Bryant, the Company’s Executive Vice President, Finance and Chief Financial Officer, which was amended and restated, effective as of January 1, 2009, to incorporate the provisions of the amended SERP, including the provisions relating to a participant’s death during the “specified employee” six-month delay period under Section 409A, and with the intent that the SERP benefit payable under the Letter of Grant would either comply with or be exempt from Section 409A. Certain actuarial calculations in the Projected Account Balance exhibit were updated. The foregoing description is qualified in its entirety by reference to the Letter of Grant, which is filed as Exhibit 10.11.4.1 to this report and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit 10.8.3.2:	Form of Amendment to Employment Agreement

Exhibit 10.8.3.3:	Form of Second Amendment to Employee Agreement

Exhibit 10.8.4.1:	Amendment of Retention Agreement

Exhibit 10.11.1:	Supplemental Executive Retirement Plan, amended and restated (“SERP”)

Exhibit 10.11.2.1:	Letter of Grant to D.A. Scarborough under SERP

Exhibit 10.11.4.1:	Letter of Grant to D.R. O’Bryant under SERP

Exhibit 12:	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1:	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AVERY DENNISON CORPORATION (Registrant)
/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ Mitchell R. Butier
Mitchell R. Butier
Corporate Vice President, Global Finance, and Chief Accounting Officer (Principal Accounting Officer) August 12, 2009