Form 10-Q
period 2009-10-03
AVERY DENNISON CORPORATION
filed 2009-11-12
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of October 31, 2009: 112,744,662

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2009 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	October 3, 2009	December 27, 2008

Assets
Current assets:
Cash and cash equivalents	$91.9	$105.5
Trade accounts receivable, less allowances of $57.4 and $57.3 for 2009 and 2008, respectively	1,008.6	988.9
Inventories, net	511.8	583.6
Current deferred and refundable income taxes	108.0	115.6
Other current assets	104.0	136.8

Total current assets	1,824.3	1,930.4
Property, plant and equipment	3,226.2	3,173.1
Accumulated depreciation	(1,832.9)	(1,680.1)

Property, plant and equipment, net	1,393.3	1,493.0
Goodwill	962.2	1,716.7
Other intangibles resulting from business acquisitions, net	271.3	303.6
Non-current deferred and refundable income taxes	216.8	168.9
Other assets	426.7	423.1

	$5,094.6	$6,035.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$669.4	$665.0
Accounts payable	650.5	672.9
Current deferred and payable income taxes	54.2	59.6
Other current liabilities	614.2	660.5

Total current liabilities	1,988.3	2,058.0
Long-term debt	1,115.7	1,544.8
Long-term retirement benefits and other liabilities	556.5	566.5
Non-current deferred and payable income taxes	134.1	116.4
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value, authorized - 400,000,000 shares at October 3, 2009 and December 27, 2008; issued - 124,126,624 shares at October 3, 2009 and December 27, 2008; outstanding - 105,190,851 shares and 98,366,621 shares at October 3, 2009 and December 27, 2008, respectively	124.1	124.1
Capital in excess of par value	698.4	642.9
Retained earnings	1,472.4	2,381.3
Cost of unallocated ESOP shares	–	(1.2)
Employee stock benefit trusts, 7,538,811 shares and 7,888,953 shares at October 3, 2009 and December 27, 2008, respectively	(253.3)	(246.9)
Treasury stock at cost, 11,381,962 shares and 17,841,050 shares at October 3, 2009 and December 27, 2008, respectively	(570.8)	(867.7)
Accumulated other comprehensive loss	(170.8)	(282.5)

Total shareholders’ equity	1,300.0	1,750.0

	$5,094.6	$6,035.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$1,549.3	$1,724.8	$4,430.9	$5,198.9
Cost of products sold	1,113.3	1,290.5	3,259.5	3,850.3

Gross profit	436.0	434.3	1,171.4	1,348.6
Marketing, general and administrative expense	323.1	325.5	927.4	994.5
Goodwill and indefinite-lived intangible asset impairment charges	–	–	832.0	–
Interest expense	19.1	29.0	67.0	87.8
Other expense, net	35.5	12.5	162.4	23.9

Income (loss) before taxes	58.3	67.3	(817.4)	242.4
(Benefit from) provision for income taxes	(4.2)	4.6	(20.8)	18.9

Net income (loss)	$62.5	$62.7	$(796.6)	$223.5

Per share amounts:
Net income (loss) per common share	$.59	$.64	$(7.73)	$2.27

Net income (loss) per common share, assuming dilution	$.59	$.63	$(7.73)	$2.26

Dividends	$.20	$.41	$1.02	$1.23

Average shares outstanding:
Common shares	105.1	98.5	103.1	98.5
Common shares, assuming dilution	106.0	98.9	103.1	98.9

Common shares outstanding at period end	105.2	98.3	105.2	98.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008

Operating Activities
Net (loss) income	$(796.6)	$223.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	138.2	154.8
Amortization	55.8	55.7
Provision for doubtful accounts	16.3	13.1
Goodwill and indefinite-lived intangible asset impairment charges	832.0	–
Asset impairment and net loss on sale and disposal of assets	40.9	16.4
Loss from debt extinguishment	21.2	–
Stock-based compensation	19.8	24.0
Other non-cash expense and loss	16.2	3.2
Other non-cash income and gain	(7.2)	(14.9)
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(19.7)	(93.5)

Net cash provided by operating activities	316.9	382.3

Investing Activities
Purchase of property, plant and equipment	(46.7)	(97.8)
Purchase of software and other deferred charges	(20.4)	(49.2)
Payments for acquisitions	–	(130.6)
Proceeds from sale of investments, net	.3	16.2
Other	(4.0)	7.0

Net cash used in investing activities	(70.8)	(254.4)

Financing Activities
Net decrease in borrowings (maturities of 90 days or less)	(58.1)	(386.3)
Additional borrowings (maturities longer than 90 days)	–	400.1
Payments of debt (maturities longer than 90 days)	(93.2)	(.7)
Dividends paid	(112.3)	(131.4)
Purchase of treasury stock	–	(9.8)
Proceeds from exercise of stock options, net	–	2.3
Other	2.0	8.2

Net cash used in financing activities	(261.6)	(117.6)

Effect of foreign currency translation on cash balances	1.9	(.5)

(Decrease) increase in cash and cash equivalents	(13.6)	9.8
Cash and cash equivalents, beginning of year	105.5	71.5

Cash and cash equivalents, end of period	$91.9	$81.3

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
The Company’s 2009 fiscal year includes a 53-week period, with the extra week reflected in the first quarter. Normally, each fiscal year consists of 52 weeks, but every fifth or sixth year consists of 53 weeks. The third quarters of 2009 and 2008 consisted of thirteen-week periods ending October 3, 2009 and September 27, 2008, respectively.
The interim results of operations are not necessarily indicative of future financial results.
The Company has evaluated subsequent events through the time of filing this Form 10-Q with the Securities and Exchange Commission (“SEC”) on November 11, 2009.
Financial Presentation
Certain prior year amounts have been reclassified to conform with the current year presentation.
Note 2. Acquisitions
On April 1, 2008, the Company acquired DM Label Group (“DM Label”). DM Label operations are included in the Company’s Retail Information Services segment.
Note 3. Inventories
Inventories consisted of:

(In millions)	October 3, 2009	December 27, 2008

Raw materials	$235.6	$256.2
Work-in-progress	122.4	143.4
Finished goods	223.3	248.6

Inventories at lower of FIFO cost or market (approximates replacement cost)	581.3	648.2
Inventory reserves	(69.5)	(64.6)

Inventories, net	$511.8	$583.6

Note 4. Goodwill and Other Intangibles Resulting from Business Acquisitions
In the first quarter of 2009, the Company recorded non-cash impairment charges of $832 million for the retail information services reporting unit, of which $820 million is related to goodwill and $12 million is related to indefinite-lived intangible assets. The Company completed its impairment test of goodwill and indefinite-lived intangible assets (“goodwill impairment”) in the second quarter of 2009, with no additional impairment charge recorded thereafter.
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

Avery Dennison Corporation
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
Goodwill
As part of the interim goodwill impairment test completed in the second quarter of 2009, which is discussed above, the Company recorded a non-cash impairment charge of $820 million for the retail information services reporting unit in the first quarter of 2009, with no additional impairment charge recorded thereafter. The total amount of goodwill assigned to the retail information services reporting unit prior to impairment charges was approximately $1.2 billion.
Changes in the net carrying amount of goodwill for the periods shown, by reportable segment, are as follows:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Balance as of December 29, 2007	$354.0	$1,137.7	$177.6	$14.0	$1,683.3
Goodwill acquired during the period(1)	–	45.1	–	–	45.1
Acquisition adjustments(2)	.3	10.3	–	–	10.6
Transfers(3)	–	10.4	–	(10.4)	–
Translation adjustments	(19.9)	8.1	(10.4)	(.1)	(22.3)

Balance as of December 27, 2008	$334.4	$1,211.6	$167.2	$3.5	$1,716.7
Acquisition adjustments(4)	–	29.3	–	–	29.3
Goodwill impairment charges	–	(820.0)	–	–	(820.0)
Translation adjustments	19.4	9.5	7.2	.1	36.2

Balance as of October 3, 2009	$353.8	$430.4	$174.4	$3.6	$962.2

Goodwill Summary:
Goodwill	$353.8	$1,250.4	$174.4	$3.6	$1,782.2
Accumulated impairment losses	–	(820.0)	–	–	(820.0)

Balance as of October 3, 2009	$353.8	$430.4	$174.4	$3.6	$962.2

(1)	Goodwill acquired during the period related to the DM Label acquisition in April 2008.

(2)	Acquisition adjustments in 2008 consisted of opening balance sheet adjustments associated with the acquisition of Paxar Corporation (“Paxar”) in June 2007.

(3)	Related to the transfer of a business from other specialty converting businesses to Retail Information Services to align with a change in the Company’s internal reporting structure.

(4)	Acquisition adjustments in 2009 consisted of opening balance sheet adjustments associated with the DM Label acquisition in April 2008 of $31.1 and other acquisition adjustments of $(1.8).
As of October 3, 2009, goodwill and other intangible assets and their related useful lives include the allocations of the purchase price of the DM Label acquisition based on valuations of the acquired assets.

Avery Dennison Corporation
Indefinite-Lived Intangible Assets
In connection with the acquisition of Paxar, the Company acquired approximately $30 million of intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. As part of the interim goodwill impairment test completed in the second quarter of 2009, which is discussed above, the Company recorded an additional non-cash impairment charge of $12 million related to these indefinite-lived intangible assets in the first quarter of 2009, with no additional impairment charge recorded thereafter. The carrying value of these indefinite-lived intangible assets was $17.8 million and $29.5 million at October 3, 2009 and December 27, 2008, respectively, which include $.2 million and $.5 million of negative currency impact, respectively.
Finite-Lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at October 3, 2009 and December 27, 2008, which continue to be amortized:

	October 3, 2009			December 27, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$296.6	$88.8	$207.8	$295.9	$67.4	$228.5
Patents and other acquired technology	53.6	22.4	31.2	53.6	18.8	34.8
Trade names and trademarks (1)	47.6	40.3	7.3	45.1	38.1	7.0
Other intangibles	14.0	6.8	7.2	8.8	5.0	3.8

Total	$411.8	$158.3	$253.5	$403.4	$129.3	$274.1

(1)	Includes a reclassification from “Other assets” of approximately $1.
Amortization expense on finite-lived intangible assets resulting from business acquisitions was $8.2 million and $25.2 million for the three and nine months ended October 3, 2009, respectively, and $8.9 million and $24.7 million for the three and nine months ended September 27, 2008, respectively. As of October 3, 2009, the estimated amortization expense for finite-lived intangible assets resulting from completed business acquisitions for this fiscal year and each of the next four fiscal years is expected to be approximately $34 million, $34 million, $34 million, $33 million, and $32 million, respectively.
The weighted-average amortization periods from the date of acquisition for finite-lived intangible assets resulting from business acquisitions are fourteen years for customer relationships, eleven years for trade names and trademarks, thirteen years for patents and other acquired technology, seven years for other intangibles and thirteen years in total. As of October 3, 2009, the weighted-average remaining useful life of acquired finite-lived intangible assets are nine years for customer relationships, five years for trade names and trademarks, seven years for patents and other acquired technology, four years for other intangibles and eight years in total.
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

As of October 3, 2009, the Company was in compliance with its financial covenants. The non-cash goodwill and indefinite-lived intangible asset impairment charges recognized in the first quarter of 2009 have no adverse impact on the Company’s financial covenants. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” for information regarding the impairments.
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
As of October 3, 2009, approximately two million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of common shares in November 2010 (depending on the stock price at the time).
The fair value of the Company’s debt is estimated based on the discounted amount of future cash flows using the current rates offered to the Company for debt of similar remaining maturities. As of October 3, 2009, the carrying value and fair value of the Company’s total debt, including short-term borrowings, was $1.79 billion and $1.75 billion, respectively.
Note 6. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$4.9	$3.0	$4.9	$3.6	$14.9	$8.7	$14.7	$10.7
Interest cost	9.6	6.6	9.0	7.2	28.7	19.0	27.0	21.6
Expected return on plan assets	(12.1)	(6.8)	(12.7)	(7.5)	(36.4)	(19.7)	(38.2)	(22.4)
Recognized net actuarial loss	2.6	.5	1.5	1.0	7.7	1.5	4.5	2.8
Amortization of prior service cost	.2	.1	.2	.1	.6	.3	.8	.4
Amortization of transition asset	–	(.1)	–	(.1)	–	(.4)	–	(.4)

Net periodic benefit cost	$5.2	$3.3	$2.9	$4.3	$15.5	$9.4	$8.8	$12.7

Avery Dennison Corporation

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Components of net periodic benefit cost:
Service cost	$.2	$.3	$.7	$.8
Interest cost	.4	.5	1.4	1.4
Recognized net actuarial loss	.4	.3	1.2	1.1
Amortization of prior service cost	(.5)	(.5)	(1.5)	(1.5)

Net periodic benefit cost	$.5	$.6	$1.8	$1.8

The Company contributed $7.8 million and $2.7 million to its U.S. pension plans during the nine months ended October 3, 2009 and September 27, 2008, respectively. The Company expects to contribute an additional $.2 million (and may contribute up to an additional $25 million) to its U.S. pension plans prior to the end of 2009. Additionally, the Company contributed $2.2 million and $2.4 million to its U.S. postretirement health benefit plan during the nine months ended October 3, 2009 and September 27, 2008, respectively. For the remainder of 2009, the Company expects to contribute an additional $.6 million to its U.S. postretirement health benefit plan.
The Company contributed approximately $23 million and approximately $11 million to its international pension plans during the nine months ended October 3, 2009 and September 27, 2008, respectively. Contributions made during the nine months ended October 3, 2009 included approximately $11 million of contributions to the Dutch pension plan made in the form of borrowings payable by the Company (included in “Long-term debt” in the unaudited Condensed Consolidated Balance Sheet) to the pension plan over the next three years. For the remainder of 2009, the Company expects to contribute an additional $6 million to its international pension plans.
During the nine months ended October 3, 2009, the Company recognized $6.4 million related to its match to participant contributions in the Company’s defined contribution plan. This expense was recorded in “Marketing, general and administrative expense” in the unaudited Consolidated Statement of Operations and was funded through the issuance of shares from the Company’s Employee Stock Benefit Trust.
Note 7. Research and Development
Research and development expense for the three and nine months ended October 3, 2009 was $22.3 million and $67.1 million, respectively. For the three and nine months ended September 27, 2008, research and development expense was $23.8 million and $72.2 million, respectively.
Note 8. Stock-Based Compensation
Net income included stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $6.6 million and $19.8 million for the three and nine months ended October 3, 2009, respectively, and $7.1 million and $24 million for the three and nine months ended September 27, 2008, respectively. Total stock-based compensation expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statement of Operations and was recorded in corporate expense and the Company’s operating segments, as appropriate.
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
In February 2009, the Company granted its annual stock-based awards to employees and directors. Such awards granted to retirement-eligible employees are treated as though they were immediately vested; as a result, the compensation expense related to these awards (approximately $.9 million) was recognized during the nine months ended October 3, 2009 and is included in the stock-based compensation expense noted above.
As of October 3, 2009, the Company had approximately $45 million of unrecognized compensation expense related to unvested stock options, PUs, RSUs and restricted stock under the Company’s plans. The total unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service periods of approximately two years for PUs and RSUs, and approximately three years for stock options and restricted stock.

Avery Dennison Corporation
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
Severance, asset impairment, and lease cancellation charges recorded for the three and nine months ended October 3, 2009 and September 27, 2008 are summarized by reportable segment in Note 16, “Segment Information.”
Beginning in 2009, the Company modified its approach to allocating Corporate costs (including costs associated with restructuring actions) to its operating segments to better reflect the costs required to support operations within segment results. Prior year amounts have been restated to conform with the new methodology.
2009
In 2009, the Company continued the implementation of the cost reduction action initiated in the fourth quarter of 2008, and recorded charges of $102.2 million, consisting of $69.9 million of severance and other employee costs resulting in the elimination of approximately 2,420 positions impacting all segments, as well as $29.9 million of asset impairment charges, and $2.4 million of lease cancellation charges. As of October 3, 2009, approximately 420 employees related to these charges remain with the Company and are expected to leave by 2010. The table below details the accruals recorded in 2009 and the associated payments:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Total severance and other employee costs accrued during the period ended:
April 4, 2009	$7.6	$5.8	$.9	$2.8	$17.1
July 4, 2009	13.4	4.6	.3	7.5	25.8
October 3, 2009	3.9	21.0	(.2)	2.3	27.0
2009 Settlements	(11.9)	(11.7)	(.6)	(6.2)	(30.4)

Balance at October 3, 2009	$13.0	$19.7	$.4	$6.4	$39.5

Asset Impairment
Machinery and equipment	$2.3	$3.1	$.2	$14.0	$19.6
Buildings	.4	1.6	3.9	.9	6.8
Patents	1.9	.2	.4	1.0	3.5
Other
Lease cancellations	1.7	.7	–	–	2.4

	$6.3	$5.6	$4.5	$15.9	$32.3

2008
In 2008, the Company implemented cost reduction actions, including the cost reduction action initiated in the fourth quarter, resulting in a headcount reduction of approximately 1,475 positions, impairment of certain assets and software, and lease cancellations. Charges related to these actions totaled $40.7 million, including severance and related costs of $29.8 million, impairment of fixed assets and buildings of $7.7 million, lease cancellation charges of $2.3 million and software impairment of $.9 million. At October 3, 2009, approximately 10 employees related to these charges remain with the Company and are expected to leave in 2009. The table below details the accruals recorded in 2008 and the associated payments:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Total severance and other employee costs accrued during the period ended:
March 29, 2008	$1.5	$1.4	$.2	$.2	$3.3
June 28, 2008	.2	2.8	4.2	–	7.2
September 27, 2008	2.5	1.4	3.2	1.6	8.7
December 27, 2008	2.5	3.8	3.1	1.2	10.6

Total expense accrued during 2008	6.7	9.4	10.7	3.0	29.8
2008 Settlements	(1.5)	(4.7)	(5.2)	(1.1)	(12.5)
2009 Settlements	(4.4)	(4.6)	(4.8)	(1.8)	(15.6)

Balance at October 3, 2009	$.8	$.1	$.7	$.1	$1.7

Avery Dennison Corporation

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Asset Impairment
Machinery and equipment	$4.9	$1.3	$1.2	$.2	$7.6
Buildings	–	.1	–	–	.1
Other
Lease cancellations	.9	1.4	–	–	2.3
Software impairment	–	–	.9	–	.9

	$5.8	$2.8	$2.1	$.2	$10.9

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
As of October 3, 2009, the U.S. dollar equivalent notional values of the Company’s outstanding commodity contracts and foreign currency contracts were approximately $18 million and $1.2 billion, respectively.
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts on forecasted purchases of commodities and foreign currency contracts on forecasted transactions as cash flow hedges and foreign currency contracts on existing balance sheet items as fair value hedges.
The following table provides the balances and locations of derivatives as of October 3, 2009:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$10.4	Other current liabilities	$7.5
Commodity contracts	Other current assets	–	Other current liabilities	4.1

		$10.4		$11.6

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

		Three Months Ended	Nine Months Ended
(In millions)	Location of Gain (Loss) in Income	October 3, 2009	October 3, 2009

Foreign exchange contracts	Cost of products sold	$(.5)	$(2.2)
Foreign exchange contracts	Marketing, general and administrative expense	(16.9)	8.0

		$(17.4)	$5.8

Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income and reclassified into earnings in the same period or periods during

Avery Dennison Corporation
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
The following table provides the components of the gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion) related to cash flow hedging contracts:

	Three Months Ended	Nine Months Ended
(In millions)	October 3, 2009	October 3, 2009

Foreign exchange contracts	$(1.8)	$(5.5)
Commodity contracts	.7	(2.2)

	$(1.1)	$(7.7)

The following table provides the components of the gain (loss) reclassified from accumulated other comprehensive loss (effective portion) related to cash flow hedging contracts:

		Three Months Ended	Nine Months Ended
(In millions)	Location of Gain (Loss) in Income	October 3, 2009	October 3, 2009

Interest rate contracts	Interest expense	$(1.2)	$(6.0)
Foreign exchange contracts	Cost of products sold	(2.0)	(1.7)
Commodity contracts	Cost of products sold	(1.1)	(4.2)

		$(4.3)	$(11.9)

The aggregate reclassification from other comprehensive income to earnings for settlement or ineffectiveness of hedge activity was a net gain of $.6 million and $1.2 million during the three and nine months ended September 27, 2008, respectively. As of October 3, 2009, a net loss of approximately $6 million is expected to be reclassified from other comprehensive income to earnings within the next 12 months.
Included in the reclassification amount discussed above is the amortization of certain hedge costs of approximately $7 million incurred in connection with the long-term debt issued in 2007 related to the Paxar acquisition. Such costs are being amortized over the life of the related forecasted hedge transactions.
The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not significant.
Foreign Currency
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) increased net income by $.2 million and decreased net income by $1.6 million for the three and nine months ended October 3, 2009, respectively. Transactions in foreign currencies increased net income by $3.1 million and $14.4 million for the three and nine months ended September 27, 2008, respectively, which included a foreign currency net gain related to certain intercompany transactions of approximately $1 million and $7 million during the three and nine months ended September 27, 2008, respectively. These results exclude the effects of translation of foreign currencies on the Company’s financial statements.
In the first nine months of 2009 and 2008, no translation gains or losses for hyperinflationary economies were recognized in net income since the Company had no operations in hyperinflationary economies.
Note 11. Taxes Based on Income
The effective tax rate for the three and nine months ended October 3, 2009 was approximately negative 7% and approximately 3%, respectively, compared to approximately 7% and approximately 8% for the three and nine months ended September 27, 2008, respectively. The effective tax rate for the first nine months of 2009 includes a benefit of $31.8 million from discrete events, primarily the tax effect of goodwill and indefinite-lived intangible asset impairments, and the release of tax contingency reserves, partially offset by the build of certain valuation allowances and other items. The impairment of goodwill and indefinite-lived intangible assets is generally not tax deductible, and was the largest factor influencing the effective tax rate for the first nine months of 2009. In addition to these discrete 2009 tax events, on an ongoing basis, the Company’s effective tax rate is lower than the U.S. federal statutory rate of 35%

Avery Dennison Corporation
due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.
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
It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions by approximately $52 million, primarily as the result of cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $17 million relating to gross uncertain tax positions could be paid within the next 12 months.
Note 12. Net Income (Loss) Per Share
Net income (loss) per common share amounts were computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

(A) Net income (loss) available to common shareholders	$62.5	$62.7	$(796.6)	$223.5

(B) Weighted-average number of common shares outstanding	105.1	98.5	103.1	98.5
Dilutive shares (additional common shares issuable under employee stock options, PUs, RSUs and restricted stock)	.9	.4	–	.4

(C) Weighted-average number of common shares outstanding, assuming dilution	106.0	98.9	103.1	98.9

Net income (loss) per common share (A) ÷ (B)	$.59	$.64	$(7.73)	$2.27

Net income (loss) per common share, assuming dilution (A) ÷ (C)	$.59	$.63	$(7.73)	$2.26

In the nine months ended October 3, 2009, the effect of dilutive securities (for example, employee stock options, PUs, RSUs and shares of restricted stock) was not dilutive because the Company generated a net operating loss.
Certain employee stock options, PUs, RSUs and shares of restricted stock were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock options, PUs, RSUs and shares of restricted stock excluded from the computation totaled approximately 10 million shares and approximately 13 million shares for the three and nine months ended October 3, 2009, respectively, and approximately 10 million shares for the three and nine months ended September 27, 2008, respectively.
As further discussed in Note 17, “Recent Accounting Pronouncements,” effective at the beginning of 2009, the Company adopted additional guidance regarding the calculation of earnings per share. This did not have a material impact on net income (loss) per share.
Note 13. Comprehensive (Loss) Income
Comprehensive income (loss) includes net income (loss), foreign currency translation adjustment, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income (loss) was $154.2 million and $(684.9) million for the three and nine months ended October 3, 2009, respectively, and $(57.6) million and $213.7 million for the three and nine months ended September 27, 2008, respectively.

Avery Dennison Corporation
The components of accumulated other comprehensive loss (net of tax, with the exception of the foreign currency translation adjustment) were as follows:

(In millions)	October 3, 2009	December 27, 2008

Foreign currency translation adjustment	$167.2	$65.8
Net actuarial loss, prior service cost and net transition assets, less amortization	(326.4)	(332.5)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(11.6)	(15.8)

Accumulated other comprehensive loss	$(170.8)	$(282.5)

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, were as follows:

(In millions)	October 3, 2009	December 27, 2008

Beginning accumulated derivative loss	$(15.8)	$(16.8)
Net loss (gain) reclassified to earnings	11.9	(2.9)
Net change in the revaluation of hedging transactions	(7.7)	3.9

Ending accumulated derivative loss	$(11.6)	$(15.8)

Note 14. Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 3, 2009:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$11.9	$11.9	$–	$–
Derivative assets	10.4	–	10.4	–

Liabilities:
Derivative liabilities	$11.6	$4.1	$7.5	$–

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
The following table summarizes the fair value measurements of assets measured on a non-recurring basis during the nine months ended October 3, 2009:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Total
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)

Goodwill	$415.0	$–	$–	$415.0	$(820.0)
Indefinite-lived intangible asset	18.0	–	–	18.0	(12.0)
Long-lived assets	9.6	–	6.6	3.0	(19.5)

Long-lived assets with carrying amounts totaling $29.1 million were written down to their fair values totaling $9.6 million, resulting in impairment charges of $4.5 million and $19.5 million for the three and nine months ended October 3, 2009, respectively. These charges are included in “Other expense, net” in the unaudited Consolidated Statement of Operations.
Goodwill with a carrying amount of $1.2 billion was written down to its estimated implied fair value of $415 million, resulting in a non-cash impairment charge of $820 million in the first quarter of 2009. Additionally, certain indefinite-lived assets with a carrying value of

Avery Dennison Corporation
approximately $30 million were written down to their estimated implied fair value of $18 million, resulting in a non-cash impairment of $12 million in the first quarter of 2009. These charges are included in “Goodwill and indefinite-lived intangible asset impairment charges” in the unaudited Consolidated Statement of Operations for the nine months ended October 3, 2009. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” for further information.
Note 15. Commitments and Contingencies
Legal Proceedings
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM-Kymmene Corporation (“UPM”), Bemis Company Inc. (“Bemis”), and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The court substantively granted class certification on November 19, 2007. On July 22, 2008, the court held a hearing to set a schedule for merits discovery. On May 12, 2009, the Company entered into a settlement agreement with plaintiffs. Without admitting liability, the Company agreed to pay plaintiffs $36.5 million, plus up to $.5 million related to notice and administration expenses, in two equal installments of $18.5 million, which were paid on May 27, 2009 and July 15, 2009. On June 10, 2009, the district court entered an order preliminarily approving the settlement, and on September 17, 2009, the district court issued an order of final approval and judgment, dismissing all claims against the Company with prejudice. The Company recorded an accrual of $37 million for this settlement in the first quarter of 2009.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended its complaint to add Bemis’ subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. Without admitting liability, the Company has agreed to pay plaintiffs $2 million to resolve all claims related to the purported state class actions in the states of Kansas, Nebraska, Tennessee and Vermont. The Company recorded $2 million in the third quarter of 2009 in respect of the settlement of these claims. The Company intends to defend the purported California class action vigorously.
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
Environmental
As of October 3, 2009, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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
The activity for the first nine months of 2009 and full-year 2008 related to environmental liabilities, which include costs associated with compliance and remediation, were as follows:

(In millions)	October 3, 2009	December 27, 2008

Balance at beginning of year	$58.5	$37.8
Purchase price adjustments related to acquisitions	2.1	24.6
Accruals	.8	.9
Payments	(3.3)	(4.8)

Balance at end of period	$58.1	$58.5

As of October 3, 2009, approximately $17 million of the total balance was classified as short-term.
These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
Product Warranty
The Company provides for an estimate of costs that may be incurred under its basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of the product. Factors that affect the Company’s warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy the Company’s warranty obligation and availability of insurance coverage. Because these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. As of October 3, 2009, the Company’s product warranty liabilities were approximately $2 million.
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

Avery Dennison Corporation
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At October 3, 2009, the Company had guaranteed approximately $15 million.
As of October 3, 2009, the Company guaranteed up to approximately $17 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $498 million of certain subsidiaries’ lines of credit with various financial institutions.
As of October 3, 2009, approximately two million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of common shares in November 2010 (depending on the stock price at the time). Refer to Note 5, “Debt,” for more information.
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
Financial information by reportable segment and other businesses is set forth below:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009		September 27, 2008

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$851.0	$936.2	$2,453.4		$2,835.7
Retail Information Services	325.2	379.1	972.7		1,189.3
Office and Consumer Products	242.8	260.4	644.1		710.2
Other specialty converting businesses	130.3	149.1	360.7		463.7

Net sales to unaffiliated customers	$1,549.3	$1,724.8	$4,430.9		$5,198.9

Intersegment sales:
Pressure-sensitive Materials	$38.3	$46.1	$111.7		$132.7
Retail Information Services	.4	.5	.9		1.8
Office and Consumer Products	.2	.4	.6		1.0
Other specialty converting businesses	5.2	7.0	12.2		21.8
Eliminations	(44.1)	(54.0)	(125.4)		(157.3)

Intersegment sales	$–	$–	$–		$–

Income (loss) before taxes:
Pressure-sensitive Materials	$75.7	$62.8	$126.1		$217.0
Retail Information Services	(29.1)	.5	(888.4)		17.1
Office and Consumer Products	41.0	41.5	98.9		104.1
Other specialty converting businesses	.9	1.2	(37.0)		16.5
Corporate expense	(11.1)	(9.7)	(50.0)		(24.5)
Interest expense	(19.1)	(29.0)	(67.0)		(87.8)

Income (loss) before taxes	$58.3 (1)	$67.3 (2)	$(817.4	) (3)	$242.4 (4)

(1)	Operating income for the third quarter of 2009 included “Other expense, net” totaling $35.5, consisting of restructuring costs of $27, asset impairment charges of $4.7, lease cancellation charges of $1.8, and legal settlement costs of $2. Of the total $35.5, the Pressure-sensitive Materials segment recorded $8.3, the Retail Information Services segment recorded $22.3, the Office and Consumer Products segment recorded $(.2), and the other specialty converting businesses recorded $5.1.

(2)	Operating income for the third quarter of 2008 included “Other expense, net” totaling $12.5, consisting of restructuring costs of $8.7, asset impairment charges of $3, and lease cancellation charges of $.8. Of the total $12.5, the Pressure-sensitive Materials segment recorded $5.7, the Retail Information Services segment recorded $1.4, the Office and Consumer Products segment recorded $3.9, and the other specialty converting businesses recorded $1.5.

Additionally, operating income for the Retail Information Services segment for the third quarter of 2008 included $5.2 of transition costs associated with the Company’s acquisitions.

Avery Dennison Corporation

(3)	Operating loss for the first nine months of 2009 included “Other expense, net” totaling $162.4, consisting of restructuring costs of $69.9, asset impairment charges of $29.9, lease cancellation charges of $2.4, legal settlement costs of $39, and a loss of $21.2 from debt extinguishment. Of the total $162.4, the Pressure-sensitive Materials segment recorded $70.2, the Retail Information Services segment recorded $37, the Office and Consumer Products segment recorded $5.5, the other specialty converting businesses recorded $28.5, and Corporate recorded $21.2.

Additionally, operating loss for the Retail Information Services segment for the first nine months of 2009 included $832 of goodwill and indefinite-lived intangible asset impairment charges taken in the first quarter of 2009.

(4)	Operating income for the first nine months of 2008 included “Other expense, net” totaling $23.9, consisting of restructuring costs of $19.2, asset impairment charges of $7, and lease cancellation charges of $2.2, partially offset by a gain on sale of investments of $(4.5). Of the total $23.9, the Pressure-sensitive Materials segment recorded $10, the Retail Information Services segment recorded $8.5, the Office and Consumer Products segment recorded $8.2, the other specialty converting businesses recorded $1.7 and Corporate recorded $(4.5).

Additionally, operating income for the Retail Information Services segment for the first nine months of 2008 included $17.9 of transition costs associated with the Company’s acquisitions.
Note 17. Recent Accounting Requirements
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification changed the manner in which U.S. GAAP guidance is referenced, but did not have any impact on the Company’s financial condition, results of operations, cash flows, or disclosures.
In June 2009, the FASB issued changes to consolidation accounting. Among other items, these changes respond to concerns about the application of certain key provisions of previous accounting standards, including those regarding the transparency of the involvement with variable interest entities. These changes are effective for calendar year companies beginning on January 1, 2010. The Company does not expect these changes to have a material impact on the Company’s financial condition, results of operations, cash flows, or disclosures.
In May 2009, the FASB issued a new accounting standard on subsequent events. This standard defines what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. This standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this accounting standard in the second quarter of 2009. Refer to Note 1, “General,” for further information.
In April 2009, the FASB issued changes to disclosure requirements regarding fair value of financial instruments, which require disclosure about fair value of financial instruments, whether recognized or not recognized in the statement of financial position, in interim financial information. These changes also require fair value information to be presented together with the related carrying amount and disclosure regarding the methods and significant assumptions used to estimate fair value. These changes were effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in Note 5, “Debt.”
The FASB issued in December 2007, and amended in April 2009, a revised accounting standard for business combinations. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. In general, this standard requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date as the fair value measurement point; and modifies the disclosure requirements. This standard applies prospectively to business

Avery Dennison Corporation
combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard has not had a material impact on the Company’s financial results of operations and financial condition. There have been no acquisitions since the effective date.
In December 2008, the FASB issued changes to disclosure requirements about postretirement benefit plan assets, which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These changes are effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of these changes will increase the disclosures in the financial statements related to the assets of the Company’s pension and postretirement benefits plans. The Company is currently evaluating the disclosure implications of these changes.
In August 2008, the FASB issued additional accounting guidance regarding defensive intangible assets. This guidance clarifies that a defensive intangible asset should be accounted for as a separate unit of accounting. This applies to all intangible assets acquired, including intangible assets acquired in a business combination, in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (defensive assets). This guidance was effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on December 15, 2008. The adoption of this guidance did not have an impact on the Company’s financial results of operations and financial condition because there have been no acquisitions since the effective date.
In June 2008, the FASB issued additional accounting guidance regarding the effect of share-based payments transactions on the computation of earnings per share. This guidance clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of this guidance did not have a material impact on the Company’s financial results of operations and financial condition.
In April 2008, the FASB issued changes to the method for determining the useful life of intangible assets. These changes modified factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset. These changes were intended to improve the consistency between the useful life of a recognized intangible asset for purposes of determining impairment and the period of expected cash flows used to measure the fair value of the asset in a business combination and other U.S. generally accepted accounting principles. These changes were effective for fiscal years beginning after December 15, 2008. The adoption of these changes did not have a material impact on the Company’s financial results of operations and financial condition.
In March 2008, the FASB issued changes to disclosure requirements regarding derivative instruments and hedging activities. These changes were intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. These disclosure requirements apply to all derivative instruments as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with such instruments must provide more robust qualitative disclosures and expanded quantitative disclosures. These changes are effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company has included the required disclosures in Note 10, “Financial Instruments and Foreign Currency.”
In December 2007, the FASB issued a new accounting standard on non-controlling interests. This standard was effective for fiscal years and interim periods, beginning on or after December 15, 2008, with earlier adoption prohibited. This standard requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the statement of operations. This standard also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of this standard did not have a material impact on the Company’s financial results of operations and financial condition.
In September 2006, the FASB issued a new accounting standard on fair value measurements, which was effective for fiscal years and interim periods after November 15, 2007. This standard defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This standard applies to all financial assets and liabilities and to all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. This standard indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This standard defines fair value based upon an exit price model. The Company applied the provisions of this standard to assets and

Avery Dennison Corporation
liabilities measured on a non-recurring basis as of the beginning of the 2009 fiscal year. The adoption of this standard did not have a significant impact on the Company’s financial results of operations or financial position.

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Definition of Terms	22
Forward-looking Statements	22
Overview and Outlook	22
Analysis of Results of Operations for the Third Quarter	26
Results of Operations by Segment for the Third Quarter	27
Analysis of Results of Operations for the Nine Months Year-to-Date	29
Results of Operations by Segment for the Nine Months Year-to-Date	30
Financial Condition	32
Uses and Limitations of Non-GAAP Measures	38
Recent Accounting Requirements	38
Safe Harbor Statement	38
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
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales decreased 10% and 15% during the three and nine months ended October 3, 2009, respectively, compared to the same period last year, reflecting continued weakness in market conditions.

	Three Months Ended		Nine Months Ended
Estimated change in sales due to:	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Organic sales decline	(6)%	(2)%	(11)%	(2)%
Extra week in fiscal year 2009 (1)	–	–	2	–
Foreign currency translation	(4)	5	(6)	6
Acquisitions, net of divestitures	–	1	–	9

Reported sales (decline) growth (2)	(10)%	3%	(15)%	13%

(1)	Our 2009 fiscal year includes a 53-week period, with the extra week reflected in the first quarter. Normally, each fiscal year consists of 52 weeks, but every fifth or sixth year consists of 53 weeks.

(2)	Totals may not sum due to rounding.

Avery Dennison Corporation
Net Income
In the first nine months of 2009, we had a net loss of approximately $797 million compared to a net income of approximately $224 million in the same period in 2008.
Negative factors affecting net income included:
•	Impairment of goodwill and indefinite-lived intangible assets

•	Lower net sales

•	Higher restructuring and asset impairment charges related to cost reduction actions

•	Legal settlement costs

•	Higher raw material and employee-related costs

•	Loss on debt extinguishment

•	Unfavorable impact of foreign currency translation
Positive factors affecting net income included:
•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Changes in pricing to offset the cumulative impact of inflation experienced in 2008

•	Lower tax rate

•	Lower transition costs related to acquisition integrations
Impairment of Goodwill and Indefinite-Lived Intangible Assets
In the first quarter of 2009, we recorded non-cash impairment charges of $832 million for the retail information services reporting unit, of which $820 million is related to goodwill and $12 million is related to indefinite-lived intangible assets. We completed our impairment test of goodwill and indefinite-lived intangible assets (“goodwill impairment”) in the second quarter of 2009, with no additional impairment charge recorded thereafter.
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
Goodwill
As part of the interim goodwill impairment test completed in the second quarter of 2009, which is discussed above, we recorded a non-cash impairment charge of $820 million for the retail information services reporting unit in the first quarter of 2009, with no additional impairment charge recorded thereafter.

Avery Dennison Corporation
Indefinite-Lived Intangible Assets
In connection with the acquisition of Paxar Corporation (“Paxar”), we acquired approximately $30 million of intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. As part of the interim goodwill impairment test completed in the second quarter of 2009, which is discussed above, we recorded an additional non-cash impairment charge of $12 million related to these indefinite-lived intangible assets in the first quarter of 2009, with no additional impairment charge recorded thereafter.
Acquisitions
We completed the acquisition of DM Label Group (“DM Label”) on April 1, 2008. DM Label operations are included in our Retail Information Services segment. See also Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements.
Cost Reduction Actions
Q4 2008 — 2009 Actions
In the fourth quarter of 2008, we initiated restructuring actions that are now expected to generate approximately $160 million in annualized savings by the middle of 2010, of which an estimated $75 million, net of transition costs, is expected to benefit 2009. We expect to incur approximately $100 million of cash restructuring charges associated with these actions, with the majority to be incurred by the end of 2009. Additionally, we have incurred approximately $30 million of non-cash charges through the end of the third quarter of 2009. At the end of the third quarter, we achieved run-rate savings representing nearly 70% of our target.
During the fourth quarter of 2008 and the first nine months of 2009, we recorded $114.5 million in charges related to these restructuring actions, consisting of severance and related employee costs, asset impairment charges, and lease cancellation costs. Severance and employee-related costs related to approximately 3,120 positions, impacting all of our segments and geographic regions.
Q1 2008 — Q3 2008 Actions
During the first three quarters of 2008, we implemented cost reduction actions resulting in charges of $22.8 million, including severance and employee-related costs for approximately 645 positions, asset impairment charges, and lease cancellation costs.
Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
The effective tax rate for the first nine months of 2009 was approximately 3%, compared to approximately 8% for the same period in 2008. The effective tax rate for the first nine months of 2009 includes a benefit of $31.8 million from discrete events, primarily the tax effect of goodwill and indefinite-lived intangible asset impairments and the release of tax contingency reserves, partially offset by the build of certain valuation allowances and other items. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
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

	Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008

Net cash provided by operating activities	$316.9	$382.3
Purchase of property, plant and equipment	(46.7)	(97.8)
Purchase of software and other deferred charges	(20.4)	(49.2)
Proceeds from sale of investments, net	.3	16.2

Free cash flow	$250.1	$251.5

Avery Dennison Corporation
Free cash flow in the first nine months of 2009 remained flat compared to the same period in 2008, as lower income from operations was offset by reduced working capital and lower spending on property, plant, and equipment, software, and other deferred charges.
See “Analysis of Results of Operations” and “Liquidity” below for more information.
Dividend
On July 30, 2009 and October 22, 2009, we declared a dividend of $.20 per share, a reduction from our previous dividend of $.41 per share in the same periods in 2008. This precautionary action was taken in response to the possibility of continued poor market conditions beyond 2009, to focus on reducing debt and to plan for increased pension funding requirements.
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
The effect of the fiscal calendar change is anticipated to reduce sales by approximately $50 million in the fourth quarter of 2009 compared to the third quarter of 2009.
If current exchange rate trends continue, they would have an unfavorable effect on earnings for 2009.
We expect incremental pension and other employee-related expenses and contributions in 2009. In addition, an analysis performed at the end of the second quarter of 2009 indicates that we will be required to make pension contributions in the range of $200 million to $300 million from the end of the second quarter of 2009 through 2013.
We anticipate higher charges related to restructuring actions in 2009 compared to 2008.
We anticipate lower interest expense in 2009 due primarily to retirements of certain indebtedness and lower short-term interest rates. Our assumptions on interest expense are subject to changes in market rates through the remainder of the year.
The 2009 effective and adjusted tax rates are expected to be in the low single-digits and low double-digits, respectively. The annual effective tax rate will be impacted by future events including changes in tax laws, geographic income mix, tax audits, closure of tax years, legal entity restructuring, and release of, or accrual for, valuation allowances on deferred tax assets. The effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements and the recognition of discrete events.
We anticipate our capital and software expenditures to be approximately $100 million in 2009.
We are targeting a reduction of debt of at least $350 million from the end of the second quarter of 2009 through the end of 2010. In the third quarter of 2009, we reduced debt by approximately $140 million.

Avery Dennison Corporation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income Before Taxes

(In millions)	2009	2008

Net sales	$1,549.3	$1,724.8
Cost of products sold	1,113.3	1,290.5

Gross profit	436.0	434.3
Marketing, general and administrative expense	323.1	325.5
Interest expense	19.1	29.0
Other expense, net	35.5	12.5

Income before taxes	$58.3	$67.3

As a Percent of Sales:
Gross profit (margin)	28.1%	25.2%
Marketing, general and administrative expense	20.9	18.9
Income before taxes	3.8	3.9

Sales
Sales decreased 10% in the third quarter of 2009 compared to the same period last year, due largely to declines in volume, partially offset by the effect of changes in pricing to offset the cumulative impact of inflation experienced in 2008. Foreign currency translation had an unfavorable impact on the change in sales of approximately $80 million in the third quarter of 2009.
On an organic basis, sales declined 6% in the third quarter of 2009, as continued deterioration in market conditions contributed to volume declines across all segments. In addition, volume declines were experienced in all geographic regions.
Refer to “Results of Operations by Segment” for information by reportable segment.
Gross Profit Margin
Gross profit margin for the third quarter of 2009 improved in comparison to the same period in 2008, as the benefits of restructuring and productivity improvement initiatives, lower raw material costs, and the effect of changes in pricing to offset the cumulative impact of inflation experienced in 2008, more than offset reduced fixed-cost leverage.
Marketing, General and Administrative Expenses
Marketing, general and administrative expense in the third quarter of 2009 remained flat compared to the same period last year, as the benefit of restructuring and productivity initiatives and the impact of foreign currency translation offset increased spending related to employee costs and new growth-related initiatives.
Other Expense, net

(In millions)	2009	2008

Restructuring costs	$27.0	$8.7
Asset impairment charges and lease cancellation costs	6.5	3.8
Other	2.0	–

Other expense, net	$35.5	$12.5

In the third quarter of 2009, “Other expense, net” consisted of restructuring costs including severance and other employee-related costs, asset impairment and lease cancellation charges, as well as legal settlement costs. Restructuring costs in the third quarter of 2009 relate to a reduction in headcount of approximately 490 positions across all segments and geographic regions.
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
Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Net Income and Earnings per Share

(In millions, except per share)	2009	2008

Income before taxes	$58.3	$67.3
(Benefit from) provision for income taxes	(4.2)	4.6

Net income	$62.5	$62.7

Net income per common share	$.59	$.64
Net income per common share, assuming dilution	$.59	$.63

Net income as a percent of sales	4.0%	3.6%

Percent change in:
Net income	(.3)%	6.6%
Net income per common share	(7.8)	6.7
Net income per common share, assuming dilution	(6.3)	6.8

(Benefit from) Provision for Income Taxes
Our effective tax rate for the third quarter of 2009 was approximately negative 7%, compared with approximately 7% for the same period in 2008. The effective tax rate for the third quarter of 2009 includes a benefit of $13.4 million from discrete events, primarily from the release of tax contingency reserves and the tax effect of a restructuring event. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE THIRD QUARTER
Pressure-sensitive Materials Segment

(In millions)	2009	2008

Net sales including intersegment sales	$889.3	$982.3
Less intersegment sales	(38.3)	(46.1)

Net sales	$851.0	$936.2
Operating income (1)	75.7	62.8

(1) Includes legal settlement costs in 2009, and restructuring costs, asset impairment charges and lease cancellation costs in both years	$8.3	$5.7

Net Sales
Sales in our Pressure-sensitive Materials segment decreased 9% in the third quarter of 2009 compared to the same period in 2008, which included the unfavorable impact of foreign currency translation (approximately $56 million). On an organic basis, sales declined 3% in the third quarter of 2009 primarily due to declines in volume, partially offset by the effect of changes in pricing to offset the cumulative impact of inflation experienced in 2008.
On an organic basis, sales in our roll materials business in the third quarter of 2009 declined at a mid single-digit rate in Europe and a low single-digit rate (excluding intercompany sales) in North America, reflecting continued weakness in end-markets. Combined sales in our emerging markets increased at a mid single-digit rate on an organic basis compared to the same period last year.
On an organic basis, sales in our graphics and reflective business in the third quarter of 2009 declined at a low double-digit rate, reflecting lower promotional spending by businesses in response to weak market conditions.
Operating Income
Increased operating income in the third quarter of 2009 reflected lower raw material costs and the effect of changes in pricing to offset the cumulative impact of inflation experienced in 2008, as well as cost savings from restructuring and productivity improvement initiatives, partially offset by the impact of lower volume. In addition, operating income included legal settlement costs in 2009, and restructuring costs, asset impairment charges and lease cancellation costs in both years.
Retail Information Services Segment

(In millions)	2009	2008

Net sales including intersegment sales	$325.6	$379.6
Less intersegment sales	(.4)	(.5)

Net sales	$325.2	$379.1
Operating (loss) income (1) (2)	(29.1)	.5

(1) Includes asset impairment charges and lease cancellation costs in 2009, and restructuring costs in both years	$22.3	$1.4
(2) Includes transition costs related to acquisition integrations in 2008	$–	$5.2

Avery Dennison Corporation
Net Sales
Sales in our Retail Information Services segment decreased 14% in the third quarter of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $12 million). On an organic basis, sales declined 11% in the third quarter of 2009 due primarily to lower volume from continued weakness in the apparel markets in the U.S. and Europe.
Operating (Loss) Income
Operating loss in the third quarter of 2009 reflected the impact of lower volume, changes in pricing, and higher employee-related costs, partially offset by the benefit of restructuring and productivity improvement initiatives. Operating (loss) income included asset impairment charges and lease cancellation costs in 2009, transition costs related to acquisition integrations in 2008, and restructuring costs in both years.
Office and Consumer Products Segment

(In millions)	2009	2008

Net sales including intersegment sales	$243.0	$260.8
Less intersegment sales	(.2)	(.4)

Net sales	$242.8	$260.4
Operating income (1)	41.0	41.5

(1) Includes asset impairment charges in 2008, a restructuring accrual adjustment in 2009, and restructuring costs in both years	$(.2)	$3.9

Net Sales
Sales in our Office and Consumer Products segment decreased 7% in the third quarter of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $7 million). On an organic basis, sales declined 4% in the third quarter of 2009 due primarily to lower volume from weak end-market demand led by slower corporate purchasing activity, partially offset by strong back-to-school sales.
Operating Income
Decreased operating income in the third quarter of 2009 reflected the impact of lower volume, partially offset by the benefits from restructuring and productivity improvement initiatives. Operating income included asset impairment charges in 2008, a restructuring accrual adjustment in 2009, and restructuring costs in both years.
Other specialty converting businesses

(In millions)	2009	2008

Net sales including intersegment sales	$135.5	$156.1
Less intersegment sales	(5.2)	(7.0)

Net sales	$130.3	$149.1
Operating income (1)	.9	1.2

(1) Includes asset impairment charges in 2009, and restructuring costs in both years	$5.1	$1.5

Net Sales
Sales in our other specialty converting businesses decreased 13% in the third quarter of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $4 million). On an organic basis, sales declined 10% in the third quarter of 2009, primarily reflecting lower volume in products sold to the housing and construction industries.
Operating Income
Decreased operating income in the third quarter of 2009 reflected lower sales on an organic basis, partially offset by the benefits of restructuring and productivity improvement initiatives. Operating income included asset impairment charges in 2009 and restructuring costs in both years.

Avery Dennison Corporation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE
(Loss) Income Before Taxes

(In millions)	2009	2008

Net sales	$4,430.9	$5,198.9
Cost of products sold	3,259.5	3,850.3

Gross profit	1,171.4	1,348.6
Marketing, general and administrative expense	927.4	994.5
Goodwill and indefinite-lived intangible asset impairment charges	832.0	–
Interest expense	67.0	87.8
Other expense, net	162.4	23.9

(Loss) income before taxes	$(817.4)	$242.4

As a Percent of Sales:
Gross profit (margin)	26.4%	25.9%
Marketing, general and administrative expense	20.9	19.1
(Loss) income before taxes	(18.4)	4.7

Sales
Sales decreased 15% in the first nine months of 2009 compared to the same period last year, due largely to declines in volume, partially offset by the effect of changes in pricing to offset the cumulative impact of inflation experienced in 2008, incremental sales from the DM Label acquisition (approximately $9 million), and the impact of the extra week in the first quarter of 2009. Foreign currency translation had an unfavorable impact on the change in sales of approximately $340 million in the first nine months of 2009.
On an organic basis, sales declined 11% in the first nine months of 2009, as continued deterioration in market conditions contributed to volume declines across all segments. In addition, volume declines were experienced in all geographic regions.
Refer to “Results of Operations by Segment” for information by reportable segment.
Gross Profit Margin
Gross profit margin for the first nine months of 2009 improved in comparison to the same period in 2008, reflecting the benefits from restructuring and productivity improvement initiatives, and the effect of changes in pricing to offset the cumulative impact of inflation experienced in 2008. These benefits were partially offset by reduced fixed-cost leverage due to lower sales on an organic basis, and higher raw material costs.
Marketing, General and Administrative Expenses
The decrease in marketing, general and administrative expense in the first nine months of 2009 compared to the same period last year primarily reflected cost reductions, the benefits from restructuring and productivity initiatives, and the impact of foreign currency translation. These benefits were partially offset by increased spending related to employee costs and costs associated with the extra week.
Goodwill and Indefinite-Lived Intangible Asset Impairment Charges
In the first quarter of 2009, we recorded non-cash estimated impairment charges of $832 million for the retail information services reporting unit. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other Expense, net

(In millions)	2009	2008

Restructuring costs	$69.9	$19.2
Asset impairment charges and lease cancellation costs	32.3	9.2
Other	60.2	(4.5)

Other expense, net	$162.4	$23.9

In the first nine months of 2009, “Other expense, net” consisted of restructuring costs including severance and other employee-related

Avery Dennison Corporation
costs, asset impairment charges and lease cancellation costs, as well as legal settlement costs ($39 million) and a loss from debt extinguishment (approximately $21 million). Restructuring costs in the first nine months of 2009 relate to a reduction in headcount of approximately 2,420 positions across all segments and geographic regions. For more information regarding the debt extinguishment, refer to “Financial Condition” in this report and Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements. For more information regarding the legal settlement, refer to Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
In the first nine months of 2008, “Other expense, net” consisted of severance and other employee-related costs of $19.2 million and asset impairment and lease cancellation charges of $9.2 million, partially offset by $4.5 million related to a gain on sale of investments. Restructuring costs in the first nine months of 2008 relate to a reduction in headcount of approximately 775 positions across all segments and geographic regions.
Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net (Loss) Income and Earnings per Share

(In millions, except per share)	2009	2008

(Loss) income before taxes	$(817.4)	$242.4
(Benefit from) provision for income taxes	(20.8)	18.9

Net (loss) income	$(796.6)	$223.5

Net (loss) income per common share	$(7.73)	$2.27
Net (loss) income per common share, assuming dilution	$(7.73)	$2.26

Net (loss) income as a percent of sales	(18.0)%	4.3%

Percent change in:
Net (loss) income	(456.4)%	(.3)%
Net (loss) income per common share	(440.5)	(.4)
Net (loss) income per common share, assuming dilution	(442.0)	(.4)

(Benefit from) Provision for Income Taxes
Our effective tax rate for the first nine months of 2009 was approximately 3%, compared to approximately 8% for the same period in 2008. The effective tax rate for the first nine months of 2009 includes a benefit of $31.8 million from discrete events, primarily the tax effect of goodwill and indefinite-lived intangible asset impairments and the release of tax contingency reserves, partially offset by the build of certain valuation allowances and other items. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

(In millions)	2009	2008

Net sales including intersegment sales	$2,565.1	$2,968.4
Less intersegment sales	(111.7)	(132.7)

Net sales	$2,453.4	$2,835.7
Operating income (1)	126.1	217.0

(1) Includes legal settlement costs in 2009, and restructuring costs, asset impairment charges and lease cancellation costs in both years	$70.2	$10.0

Net Sales
Sales in our Pressure-sensitive Materials segment decreased 13% in the first nine months of 2009 compared to the same period in 2008, which included the unfavorable impact of foreign currency translation (approximately $236 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales declined 8% in the first nine months of 2009 primarily due to declines in volume, partially offset by the effect of changes in pricing to offset the cumulative impact of inflation experienced in 2008.
On an organic basis, sales in our roll materials business in the first nine months of 2009 declined at a low double-digit rate in Europe, a

Avery Dennison Corporation
low single-digit rate (excluding intercompany sales) in North America, and a combined low single-digit rate in our emerging markets compared to the same period last year. These declines reflected continued weakness in end-markets.
On an organic basis, sales in our graphics and reflective business in the first nine months of 2009 declined at a high-teen rate, reflecting lower promotional spending by businesses in response to weak market conditions.
Operating Income
Decreased operating income in the first nine months of 2009 reflected legal settlement costs, and higher restructuring costs, asset impairment charges, and lease cancellation costs compared to the same period in 2008. In addition, lower volume and higher raw material costs more than offset the effect of changes in pricing to offset the cumulative impact of inflation experienced in 2008 and cost savings from restructuring and productivity improvement initiatives.
Retail Information Services Segment

(In millions)	2009	2008

Net sales including intersegment sales	$973.6	$1,191.1
Less intersegment sales	(.9)	(1.8)

Net sales	$972.7	$1,189.3
Operating (loss) income (1) (2)	(888.4)	17.1

(1) Includes restructuring costs, asset impairment charges and lease cancellation costs in both years	$37.0	$8.5
(2) Includes goodwill and indefinite-lived intangible asset impairment charges in 2009 and transition costs related to acquisition integrations in 2008	$832.0	$17.9

Net Sales
Sales in our Retail Information Services segment decreased 18% in the first nine months of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $54 million), partially offset by the impact of the extra week in the first quarter of 2009 and incremental sales from the DM Label acquisition (approximately $9 million). On an organic basis, sales declined 17% in the first nine months of 2009 due primarily to lower volume from continued weakness in the apparel markets in the U.S. and Europe.
Operating (Loss) Income
Operating loss in the first nine months of 2009 reflected goodwill and indefinite-lived intangible asset impairment charges, lease cancellation costs, and higher restructuring and asset impairment charges, partially offset by transition costs related to acquisition integrations in 2008. In addition, incremental savings from integration actions and the benefit of restructuring and productivity improvement initiatives were more than offset by lower volume, changes in pricing, and higher employee-related and raw material cost inflation.
Office and Consumer Products Segment

(In millions)	2009	2008

Net sales including intersegment sales	$644.7	$711.2
Less intersegment sales	(.6)	(1.0)

Net sales	$644.1	$710.2
Operating income (1)	98.9	104.1

(1) Includes restructuring costs and asset impairment charges in both years	$5.5	$8.2

Net Sales
Sales in our Office and Consumer Products segment decreased 9% in the first nine months of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $30 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales declined 8% in the first nine months of 2009 due primarily to lower volume from weak end-market demand led by slower corporate purchasing activity, partially offset by strong back-to-school sales and the effect of changes in pricing to offset the cumulative impact of inflation experienced in 2008.

Avery Dennison Corporation
Operating Income
Decreased operating income in the first nine months of 2009 reflected the impact of lower volume, partially offset by cost savings from restructuring and productivity improvement initiatives and the effect of changes in pricing to offset the cumulative impact of inflation experienced in 2008. Operating income included restructuring costs and asset impairment charges in both years.
Other specialty converting businesses

(In millions)	2009	2008

Net sales including intersegment sales	$372.9	$485.5
Less intersegment sales	(12.2)	(21.8)

Net sales	$360.7	$463.7
Operating (loss) income (1)	(37.0)	16.5

(1) Includes asset impairment charges in 2009 and restructuring costs in both years	$28.5	$1.7

Net Sales
Sales in our other specialty converting businesses decreased 22% in the first nine months of 2009 compared to the same period last year, which included the unfavorable impact of foreign currency translation (approximately $20 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales declined 21% in the first nine months of 2009, primarily reflecting lower volume in products sold to the automotive, housing, and construction industries.
Operating (Loss) Income
Operating loss in the first nine months of 2009 reflected lower sales on an organic basis, partially offset by the benefit of restructuring and productivity improvement initiatives. Operating (loss) income included asset impairment charges in 2009 and restructuring costs in both years.
FINANCIAL CONDITION
Liquidity
Cash Flow from Operating Activities for the First Nine Months:

(In millions)	2009	2008

Net (loss) income	$(796.6)	$223.5
Depreciation and amortization	194.0	210.5
Provision for doubtful accounts	16.3	13.1
Goodwill and indefinite-lived intangible asset impairment charges	832.0	–
Asset impairment and net loss on sale and disposal of assets	40.9	16.4
Loss from debt extinguishment	21.2	–
Stock-based compensation	19.8	24.0
Other non-cash expense and loss	16.2	3.2
Other non-cash income and gain	(7.2)	(14.9)
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(19.7)	(93.5)

Net cash provided by operating activities	$316.9	$382.3

For cash flow purposes, changes in assets and liabilities and other adjustments, net of the effect of business acquisitions, exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).
In 2009, cash flow provided by operating activities decreased by $65.4 million compared to 2008 as lower income from operations was partially offset by reduced working capital.
Refer to “Analysis of Selected Financial Ratios” below for more information.
Cash Flow from Investing Activities for the First Nine Months:

(In millions)	2009	2008

Purchase of property, plant and equipment	$(46.7)	$(97.8)
Purchase of software and other deferred charges	(20.4)	(49.2)
Payments for acquisitions	–	(130.6)
Proceeds from sale of investments, net	.3	16.2
Other	(4.0)	7.0

Net cash used in investing activities	$(70.8)	$(254.4)

Avery Dennison Corporation
Capital and Software Spending
During the first nine months of 2009, we invested in various small capital projects, including projects associated with the expansion in Japan. Significant capital projects during the first nine months of 2008 included investments for expansion in China and India serving both our materials and retail information services businesses.
Information technology projects during the first nine months of 2009 and 2008 included customer service and standardization initiatives.
Payments for Acquisitions
On April 1, 2008, we completed the acquisition of DM Label, which is included in our Retail Information Services segment.
Proceeds from Sale of Investments
During the first nine months of 2009 and 2008, net proceeds from sale of investments consist of the sale of securities held by our captive insurance company.
Cash Flow from Financing Activities for the First Nine Months:

(In millions)	2009	2008

Net change in borrowings and payments of debt	$(151.3)	$13.1
Dividends paid	(112.3)	(131.4)
Purchase of treasury stock	–	(9.8)
Proceeds from exercise of stock options, net	–	2.3
Other	2.0	8.2

Net cash used in financing activities	$(261.6)	$(117.6)

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
Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity
Our shareholders’ equity was approximately $1.3 billion at October 3, 2009 compared to approximately $1.8 billion at December 27, 2008. The decrease in our shareholders’ equity was primarily due to the non-cash impairment charges of $832 million in the first quarter of 2009, partially offset by the issuance of common stock shares associated with the extinguishment of senior notes associated with the Corporate HiMEDS units, as well as the impact of foreign currency translation. Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements and the “Borrowings and Repayment of Debt” section above for more information. Our dividend per share decreased to $1.02 in the first nine months of 2009 from $1.23 in the first nine months of 2008. Refer to “Dividend” in the Overview and Outlook section above for further information.
Share Repurchases
During the first nine months of 2008, we repurchased approximately .2 million shares totaling $9.8 million.

Avery Dennison Corporation
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill decreased approximately $755 million during the first nine months of 2009, which reflected a non-cash impairment charge associated with our retail information services reporting unit ($820 million), partially offset by net purchase price adjustments associated with the DM Label and the Paxar acquisitions ($29 million) and the impact of foreign currency translation ($36 million).
Other intangibles resulting from business acquisitions, net decreased approximately $32 million during the first nine months of 2009, which reflected normal amortization expense ($25 million) and a non-cash impairment charge associated with our retail information services reporting unit ($12 million), partially offset by an asset reclassification from “Other assets” ($1 million) and the impact of foreign currency translation ($4 million).
Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other assets increased approximately $4 million during the first nine months of 2009, which reflected purchases of software and other deferred charges ($20 million), an increase in cash surrender value of corporate-owned life insurance ($13 million), an increase in third-party loan receivable ($5 million), and the impact of foreign currency translation ($3 million). These increases were partially offset by normal amortization and impairment of software and other deferred charges ($31 million), the write-off of unamortized debt issuance costs associated with the exchange of the HiMEDS units, net of additional financing costs related to the covenant amendments ($5 million) discussed above in “Borrowings and Repayment of Debt,” as well as an asset reclassification to “Other intangibles resulting from business acquisitions, net” ($1 million).
Other Shareholders’ Equity Accounts
The value of our employee stock benefit trusts increased by $6 million during the first nine months of 2009 due to higher market value of shares held in the trusts of approximately $16 million, partially offset by the issuance of shares under our employee stock option and defined contribution plans of approximately $10 million.
Treasury Stock
During the first nine months of 2009, we issued approximately 6.5 million shares of common stock with a book value of approximately $297 million in connection with the completed exchange of the Corporate HiMEDS units, as discussed above in “Borrowings and Repayment of Debt.”
Impact of Foreign Currency Translation for the First Nine Months:

(In millions)	2009	2008

Change in net sales	$(341)	$248
Change in net income	(9)	13

International operations generated approximately 65% of our net sales in the first nine months of 2009. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates.
Sales from currency translation in the first nine months of 2009 primarily reflected a negative impact from sales denominated in Euros, as well as sales in the currencies of Great Britain, Australia and South Korea.
Effect of Foreign Currency Transactions
The impact on net income from transactions denominated in foreign currencies may be mitigated because the costs of our products are generally denominated in the same currencies in which they are sold. In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we may enter into foreign exchange forward, option and swap contracts, where available and appropriate.
Analysis of Selected Financial Ratios
We utilize certain financial ratios to assess our financial condition and operating performance, as discussed below.
Operational Working Capital Ratio
Working capital (current assets minus current liabilities), as a percent of annualized net sales, decreased in 2009 primarily due to a decrease in net trade accounts receivable and inventories, partially offset by a decrease in accounts payable and a decrease in short-term and current portion of long-term debt.

Avery Dennison Corporation
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
Operational Working Capital for the First Nine Months:

(In millions)	2009	2008

(A) Working capital (current assets minus current liabilities)	$(164.0)	$11.5
Reconciling items:
Cash and cash equivalents	(91.9)	(81.3)
Current deferred and refundable income taxes and other current assets	(212.0)	(286.2)
Short-term and current portion of long-term debt	669.4	721.6
Current deferred and payable income taxes and other current liabilities	668.4	673.2

(B) Operational working capital	$869.9	$1,038.8

(C) Annualized net sales (year-to-date sales divided by 3, multiplied by 4)	$5,772.0 (1)	$6,931.9

Working capital, as a percent of annualized net sales (A) ÷ (C)	(2.8)%	0.2%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	15.1%	15.0%

(1)	Adjusted for the extra week in the first quarter of 2009
As a percent of annualized sales, operational working capital in the first nine months of 2009 remained flat compared to the same period in the prior year. This measure reflects the effects of the following ratios, including the impact of foreign currency translation, and is discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 60 days in the first nine months of 2009 compared to 61 days in the first nine months of 2008, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months of 2009 and 2008, respectively. During the first nine months of 2009, the average number of days sales outstanding was primarily impacted by the timing of sales and improvement in collections.
Inventory Ratio
Average inventory turnover was 8.1 in the first nine months of 2009 compared to 7.8 in the first nine months of 2008, calculated using the annualized cost of sales (cost of sales for the first nine months divided by 3, and multiplied by 4, adjusted for the extra week in the first quarter of 2009) divided by the three-quarter average inventory balance for the first nine months of 2009 and 2008, respectively. During the first nine months of 2009, the average inventory turnover was primarily impacted by improved inventory management, as well as a decrease in inventory purchases as a result of lower sales.
Accounts Payable Ratio
The average number of days payable outstanding was 52 days in the first nine months of 2009 compared to 54 days in the first nine months of 2008, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months of 2009 and 2008, respectively. During the first nine months of 2009, the average number of days payable outstanding was primarily impacted by lower purchases, as well as the timing of payments which was impacted by the extra week in the first quarter of 2009.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At October 3, 2009, we had cash and cash equivalents of $92 million held in accounts managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, there is no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
Our $1 billion revolving credit facility, which supports our commercial paper programs in the U.S. and Europe, matures in 2012. Based upon our current outlook for our business and market conditions, we believe that this facility, in addition to the uncommitted bank lines

Avery Dennison Corporation
of credit maintained in the countries in which we operate, provide the liquidity to fund our current operations. During the recent turmoil in the financial markets, we did not experience interruptions in our access to funding.
Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.
Capital from Debt
Our total debt decreased approximately $425 million in the first nine months of 2009 to approximately $1.79 billion compared to approximately $2.21 billion at year end 2008, primarily reflecting a decrease in long-term borrowings. Refer to “Borrowings and Repayment of Debt” above for further information.
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
Our Credit Ratings as of October 3, 2009:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service	A-2	BBB	Stable
Moody’s Investors Service	P2	Baa2	Negative

Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Legal Proceedings
We are a named defendant in purported class actions in the U.S. seeking treble damages and other relief for alleged unlawful competitive practices.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against us, UPM-Kymmene Corporation (“UPM”), Bemis Company, Inc. (“Bemis”), and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which we answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, we filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The court substantively granted class certification on November 19, 2007. On July 22, 2008, the court held a hearing to set a schedule for merits discovery. On May 12, 2009, we entered into a settlement agreement with plaintiffs. Without admitting liability, we agreed to pay plaintiffs $36.5 million, plus up to $.5 million related to notice and administration expenses, in two equal installments of $18.5 million, which were paid on May 27, 2009 and July 15, 2009. On June 10, 2009, the district court entered an order preliminarily approving the settlement, and on September 17, 2009, the district court issued an order of final approval and judgment, dismissing all claims against us with prejudice. We recorded an accrual of $37 million for this settlement in the first quarter of 2009.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against us, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition between themselves through anticompetitive understandings. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended its complaint to add Bemis’ subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005,

Avery Dennison Corporation
in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. Without admitting liability, we have agreed to pay plaintiffs $2 million to resolve all claims related to the purported state class actions in the states of Kansas, Nebraska, Tennessee and Vermont. We recorded $2 million in the third quarter of 2009 in respect of the settlement of these claims. We intend to defend the purported California class action vigorously.
The Board of Directors created an ad hoc committee comprised of certain independent directors to oversee the foregoing matters.
We are unable to predict the effect of these matters at this time, although the effect could be adverse and material. These and other matters are reported in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
Environmental
As of October 3, 2009, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
The activity for the first nine months of 2009 and full-year 2008 related to environmental liabilities, which include costs associated with compliance and remediation, were as follows:

(In millions)	October 3, 2009	December 27, 2008

Balance at beginning of year	$58.5	$37.8
Purchase price adjustments related to acquisitions	2.1	24.6
Accruals	.8	.9
Payments	(3.3)	(4.8)

Balance at end of period	$58.1	$58.5

As of October 3, 2009, approximately $17 million of the total balance was classified as short-term.
These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
Product Warranty
We provide for an estimate of costs that may be incurred under our basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of products. Factors that affect our warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy our warranty obligation and availability of insurance coverage. Because these factors are impacted by actual experience and future expectations, we assess the adequacy of the recorded warranty liability and adjust the amounts as necessary. As of October 3, 2009, our product warranty liabilities were approximately $2 million.
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

Avery Dennison Corporation
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
We participate in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by us. At October 3, 2009, we had guaranteed approximately $15 million.
As of October 3, 2009, we guaranteed up to approximately $17 million of certain of our foreign subsidiaries’ obligations to their suppliers, as well as approximately $498 million of certain of our subsidiaries’ lines of credit with various financial institutions.
As of October 3, 2009, approximately two million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of common shares in November 2010 (depending on the stock price at the time). Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
RECENT ACCOUNTING REQUIREMENTS
During the first nine months of 2009, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board and the SEC were issued. Refer to Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.
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

Avery Dennison Corporation
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
Certain of such risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended December 27, 2008, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand affecting sales to customers; impact of competitive products and pricing; selling prices; business mix shift; volatility of capital and credit markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; ability of the Company to obtain adequate financing arrangements and to maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings, including a previous government investigation into industry competitive practices, and any related proceedings or lawsuits pertaining thereto or to the subject matter thereof related to the concluded investigation by the U.S. Department of Justice (“DOJ”) (including purported class actions seeking treble damages for alleged unlawful competitive practices, which were filed after the announcement of the DOJ investigation), as well as the impact of potential violations of the U.S. Foreign Corrupt Practices Act; changes in tax laws and regulations; changes in governmental regulations; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, natural disasters; and other factors.
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

Avery Dennison Corporation
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

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of October 3, 2009, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
As of October 3, 2009, the Company’s estimated accrued liability associated with compliance and remediation costs was approximately $58 million, including estimated liabilities related to the Company’s acquisitions. As of October 3, 2009, approximately $17 million of the total balance was classified as short-term. These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in site conditions, a change in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements and other factors.
On April 24, 2003, Sentry Business Products, Inc. filed a purported class action on behalf of direct purchasers of label stock in the United States District Court for the Northern District of Illinois against the Company, UPM-Kymmene Corporation (“UPM”), Bemis Company, Inc. (“Bemis”), and certain of their subsidiaries seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition between themselves through anticompetitive understandings. Ten similar complaints were filed in various federal district courts. In November 2003, the cases were transferred to the United States District Court for the Middle District of Pennsylvania and consolidated for pretrial purposes. Plaintiffs filed a consolidated complaint on February 16, 2004, which the Company answered on March 31, 2004. On April 14, 2004, the court separated the proceedings as to class certification and merits discovery, and limited the initial phase of discovery to the issue of the appropriateness of class certification. On January 4, 2006, plaintiffs filed an amended complaint. On January 20, 2006, the Company filed an answer to the amended complaint. On August 14, 2006, the plaintiffs moved to certify a proposed class. The court substantively granted class certification on November 19, 2007. On July 22, 2008, the court held a hearing to set a schedule for merits discovery. On May 12, 2009, the Company entered into a settlement agreement with plaintiffs. Without admitting liability, the Company agreed to pay plaintiffs $36.5 million, plus up to $.5 million related to notice and administration expenses, in two equal installments of $18.5 million, which were paid on May 27, 2009 and July 15, 2009. On June 10, 2009, the district court entered an order preliminarily approving the settlement, and on September 17, 2009, the district court issued an order of final approval and judgment, dismissing all claims against the Company with prejudice. The Company recorded an accrual of $37 million for this settlement in the first quarter of 2009.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition between themselves through anticompetitive understandings. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended its complaint to add Bemis’ subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005 in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. Without admitting liability, the Company has agreed to pay plaintiffs $2 million to resolve all claims related to the purported state class actions in the states of Kansas, Nebraska, Tennessee and Vermont. The Company recorded $2 million in the third quarter of 2009 in respect of the settlement of these claims. The Company intends to defend the purported California class action vigorously.

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
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. The Company did not repurchase any registered equity securities in the first nine months of 2009. As of October 3, 2009, the maximum number of shares that may yet be purchased under the Company’s plans was approximately 4 million shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

Avery Dennison Corporation
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 3.1	Restated Certification of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State, is incorporated by reference to the third quarterly report for 2002 on Form 10-Q, filed November 12, 2002

Exhibit 3.2	By-laws, as amended and restated

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AVERY DENNISON CORPORATION (Registrant)
/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ Mitchell R. Butier
Mitchell R. Butier
Corporate Vice President, Global Finance, and Chief Accounting Officer (Principal Accounting Officer) November 11, 2009