Form 10-K
period 2010-01-02
AVERY DENNISON CORPORATION
filed 2010-03-01
CIK 8818

2009 10-K

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates as of July 4, 2009, was $2,416,413,926.

Number of shares of common stock, $1 par value, outstanding as of January 30, 2010: 112,058,162.

The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:

Portions of Annual Report to Shareholders for fiscal year ended January 2, 2010 (the “2009 Annual Report”)	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 22, 2010 (the “2010 Proxy Statement”)	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2009 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS

Company Background

Avery Dennison Corporation (“Avery Dennison,” the “Company,” “Registrant,” “Issuer,” which may be referred to as “we” or “us”) was incorporated in 1977 in the state of Delaware as Avery International Corporation, the successor corporation to a California corporation of the same name, which was incorporated in 1946. In 1990, the Company merged one of its subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became a wholly-owned subsidiary of the Company, and in connection with which the Company’s name was changed to Avery Dennison Corporation. Our homepage on the internet is www.averydennison.com and you can learn more about us by visiting our Web site. Our Web site address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our Web site is not and should not be considered part of this report and is not incorporated by reference in this document.

Business Overview and Reporting Segments

Our businesses include the production of pressure-sensitive materials, office products and a variety of tickets, tags, labels and other converted products. Some pressure-sensitive materials are sold to label printers and converters that “convert” the materials into labels and other products through embossing, printing, stamping and die-cutting. Some are sold by us in converted form as printable media, tapes and reflective sheeting. We also manufacture and sell a variety of office products and other converted products and other items not involving pressure-sensitive components, such as binders, organizing systems, markers, fasteners, business forms, as well as tickets, tags, radio-frequency identification (“RFID”) inlays and labels, and imprinting equipment for retail and apparel manufacturers.

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

Because self-adhesive materials are easy to apply without the need for adhesive activation, the use of self-adhesive materials often provides cost savings compared with other materials that require heat- or moisture-activated adhesives. When used in package decoration applications, the visual appeal of self-adhesive materials often helps foster increased sales of the product on which the materials are applied. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials in nearly any size, shape and color.

We are subject to certain risks referred to in “Risk Factors” (Part I, Item 1A) and “Legal Proceedings” (Part I, Item 3) below, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuations, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings, and the availability and pricing of raw materials.

No single customer represented 10% or more of our net sales or trade receivables at year end 2009 and 2008. However, our ten largest customers at year end 2009 represented approximately 13% of trade accounts receivable and consisted of six customers of our Office and Consumer Products segment and four customers of our Pressure-sensitive Materials segment. The financial position and operations of these customers are monitored on an ongoing basis (see “Critical Accounting Policies and Estimates” of Part I, Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”). United States export sales are not a significant part of our business. Backlogs are not considered material in the industries in which we compete.

Our reporting segments are:

•	Pressure-sensitive Materials

•	Retail Information Services

•	Office and Consumer Products

In addition to our reporting segments, we have other specialty converting businesses comprised of several businesses that produce specialty tapes and highly engineered labels including RFID inlays and labels, and other converted products.

In 2007, we completed the acquisition of Paxar Corporation (“Paxar”), a global leader in retail tag, ticketing, and branding systems. In 2008, we completed the acquisition of DM Label Group (“DM Label”), a manufacturer of labels, tags and tickets for retail and apparel applications, including woven labels. These operations are included in the Company’s Retail Information Services segment. See Retail Information Services Segment below for further information.

In 2009, the Pressure-sensitive Materials segment contributed approximately 56% of our total sales, while the Retail Information Services and Office and Consumer Products segments contributed approximately 22% and 14%, respectively, of our total sales.

In 2009, international operations constituted a significant portion of our business and represented approximately 66% of our sales. We expanded our operations, focusing particularly on Asia, Latin America and Eastern Europe. As of January 2, 2010, we operated approximately 200 manufacturing and distribution facilities and employed approximately 32,000 persons in over 60 countries, worldwide.

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

Retail Information Services Segment

The Retail Information Services segment designs, manufactures and sells a wide variety of price marking and brand identification products for retailers, apparel manufacturers, distributors and industrial customers on a worldwide basis. The business of this segment is seasonal, with higher volume generally in advance of the fall (back-to-school), spring, and holiday shipping periods.

Our brand identification products include woven and printed labels, graphic tags and barcode tags. Our information management products include price tickets, carton labels, RFID tags and printing applications. Services include supply chain and security management, and retail store efficiency. Our solution enabling products include barcode printers, molded plastic fastening and application devices, and security management products.

As discussed above, we completed the acquisitions of Paxar and DM Label in 2007 and 2008, respectively. The combination of these businesses into this segment increases our presence in the retail information and brand identification market, broadens the range of our product and service capabilities, and improves our ability to meet customer demands for product innovation. The integration of these acquisitions into our operations has resulted in significant cost synergies.

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

Financial Information about Segments

Certain financial information on our reporting segments and other specialty converting businesses for the three years ended January 2, 2010, which appear in Note 12, “Segment Information,” in the Notes to Consolidated Financial Statements of our 2009 Annual Report to Shareholders, are incorporated herein by reference.

Foreign Operations

Certain financial information about our geographic areas for the three years ended January 2, 2010, which appear in Note 12, “Segment Information,” in the Notes to Consolidated Financial Statements of our 2009 Annual Report to Shareholders, are incorporated herein by reference.

Research and Development

Many of our current products are the result of our research and development efforts. Our expenses for research, design and testing of new products and applications by our operating units and the Avery Research Center (the “Research Center”) located in Pasadena, California were $90.7 million in 2009, $94 million in 2008, and $95.5 million in 2007. A significant number of our research and development activities are conducted at the Research Center, which supports each of our operating segments.

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

Patents, Trademarks and Licenses

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

We have developed adhesives and adhesive processing systems that minimize the use of solvents. Emulsion adhesives, hot-melt adhesives or solventless silicone systems have been installed in our facilities in Peachtree City, Georgia; Fort Wayne and Greenfield, Indiana; Painesville, Ohio; and Quakertown, Pennsylvania; as well as in other plants in the United States, Argentina, Australia, Belgium, Brazil, China, Colombia, France, Germany, India, Korea, Luxembourg, Malaysia, Mexico, the Netherlands, South Africa, Thailand and the United Kingdom.

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

Available Information

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

Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to, the following:

Adverse conditions in the global economy have negatively impacted our customers, suppliers and our business.

The United States, Europe and Asia have experienced significant declines in economic activity, including, among other things, reduced consumer spending, inflation, declines in asset valuations, diminished liquidity and credit availability, significant volatility in securities prices, rating downgrades, and fluctuations in foreign currency exchange rates. These economic developments have adversely affected our customers, suppliers and businesses similar to ours and have resulted in a variety of negative effects, such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, required recognition of impairments of capitalized assets, including goodwill and other intangibles, and such developments could have other material adverse effects on our business, results of operations, financial condition and cash flows. We are not able to predict the duration and severity of adverse economic conditions in the U.S. and other countries, and there can be no assurance that there will not be further declines in economic activity.

The demand for our products is impacted by the effects of, and changes in, worldwide conditions, which could have an adverse effect on our sales and profitability.

We have operations in over 60 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign subsidiaries), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

We are affected by competitive conditions and customer preferences. If we do not compete effectively, we could lose market share and experience falling prices, adversely affecting our financial results.

We are at risk that our competitors will expand in our key markets and implement new technologies making them more competitive. Competitors also may be able to offer additional products, services, lower prices, or other incentives that we cannot or will not offer or that will make our products less profitable. There can be no assurance that we will be able to compete successfully against current and future competitors.

We also are at risk with regard to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in the Company’s incentive programs, or changes in the customer’s ability to achieve incentive goals. Changes in customers’ preferences for our products can also affect the demand for our products. Our business could be negatively impacted by a decline in demand for our products.

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or pass on costs of raw materials and labor.

Inflationary and other increases in the costs of raw materials, labor and energy have occurred in the past and are expected to recur, and our performance depends in part on our ability to pass on these cost increases to customers through our selling prices for products and to effect improvements in productivity. Also, it is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. A disruption to our supply chain could adversely affect our sales and profitability.

Foreign currency exchange rates, and fluctuations in those rates, may affect our sales and profitability.

Approximately 66% of our sales are from international operations. Fluctuations in currencies can cause transaction, translation and other losses to us, which can negatively impact our sales and profitability. Margins on sales of our products in foreign countries could be materially and adversely affected by foreign currency exchange rate fluctuations.

We monitor our foreign currency exposures and may, from time to time, use hedging instruments to mitigate exposure to changes in foreign currencies. Hedging activities may only offset a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

Our future results may be affected if we generate less productivity improvement than projected.

We intend to continue efforts to reduce costs in many of our operations through facility closures, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation, by using a variety of tools, such as Lean Sigma and Kaizen events, to increase productivity. However, the success of these efforts is not assured and lower levels of productivity could reduce profitability. In addition, cost reduction actions could expose us to additional production risk and loss of sales.

We have acquired companies and may continue to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and personnel.

To grow our product lines and expand into new markets, we have made acquisitions and may do so in the future. For example, we acquired DM Label and Paxar in 2008 and 2007, respectively. Various risks, uncertainties, and costs are associated with the acquisitions. Effective integration of systems, controls, objectives, personnel, product lines, markets, customers, suppliers, and production facilities and cost savings can be difficult to achieve, and the results of integration actions are uncertain, particularly given our geographically dispersed organization. In addition, we may not be able to retain key personnel of an acquired company and we may not be able to successfully execute integration strategies or achieve projected performance targets for the business segment into which an acquired company is integrated. Both prior to and after the closing of a transaction, our business and those of the acquired company or companies may suffer due to uncertainty or diversion of management attention.

There can be no assurance that any acquisitions will be successful and contribute to our profitability and we may not be able to identify new acquisition opportunities in the future.

Declines or slower growth in key markets could adversely affect our profitability.

Our business could be negatively impacted by declines or slower growth in key end-use markets. Our overall performance will be influenced by these markets.

Our customer base is diversified, but in certain portions of our business, industry concentration has increased the importance, and decreased the number of, significant customers.

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

Possible increased difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material effect on our results from operations and anticipated cash from operating activities.

Although we have processes to administer credit granted to customers and believe our allowance for doubtful accounts is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments occur, our inability to shift sales to other customers or to collect on our trade accounts receivable from major customers could substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities.

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

There is significant competition to recruit and retain skilled employees. Due to expansion in certain markets and the ongoing productivity efforts and recent employee reductions, it may be difficult for us to recruit and retain sufficient numbers of highly-skilled employees.

We have outsourced certain services to multiple third-party service providers, and may outsource other services in the future to achieve cost savings and efficiencies. Service provider delays, resource availability, business issues or errors may lead to disruption in our businesses and/or increased costs. If we do not effectively develop, implement and manage outsourcing strategies, if third-party providers do not perform effectively and in a timely manner, or if we experience problems with a transition, we may not be able to achieve our expected cost savings, and may have to experience delays or incur additional costs to correct errors made by such service providers.

Significant disruption to our information technology infrastructure could adversely impact our operations, sales, customer relations, and financial results.

We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our worldwide divisions. Like other information technology systems, ours is susceptible to a number of factors including, but not limited to, damage or interruptions resulting from a variety of causes such as obsolescence, natural disasters, power failures, human error, viruses and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. We have implemented certain measures to reduce our risk related to system and network disruptions, but if a disruption occurs, we could incur significant losses and remediation costs.

Additionally, we rely on services provided by third-party vendors for a significant portion of our information technology support, development and implementation, which may make our operations vulnerable to such third parties’ failure to perform adequately.

Miscalculation of our infrastructure needs could adversely impact our financial results.

Projected requirements of our infrastructure investments may differ from actual levels if our volume growth is not as we anticipate. Our infrastructure investments generally are long-term in nature, and it is possible that these investments may not generate our expected return due to changes in the marketplace, failures to complete implementation, or other factors. Significant changes from our expected need for and/or returns on infrastructure investments could adversely affect our financial results.

Our reputation, sales, and earnings could be affected adversely if the quality of our products and services does not meet customer expectations.

There are occasions when we manufacture products with quality issues resulting from defective materials, manufacturing, packaging or design. Many of these issues are discovered before shipping, thus causing delays in shipping, delays in the manufacturing process, and occasionally cancelled orders. When issues are discovered after shipment, it can result in additional shipping costs, discounts, refunds, and loss of future sales. Both pre-shipping and post-shipping quality issues can result in adverse financial consequences and a negative impact on our reputation.

Some of our products are sold by third parties.

Our products are not sold only by us, but by third-party distributors and retailers as well. Some of our distributors also market products that compete with our products. Changes in the financial or business conditions or the purchasing decisions of these third parties or their customers could affect our sales and profitability.

We outsource some of our manufacturing. If there are significant changes in the quality control or financial or business condition of these outsourced manufacturers, our business could be negatively impacted.

We manufacture most of our products, but we also use third-party manufacturers, for example, for specialty jobs or capacity overflow. Outsourced manufacturers reduce our ability to prevent product quality issues, late deliveries, customer dissatisfaction and compliance with customer requirements for labor standards. Because of possible quality issues and customer dissatisfaction, outsourced manufacturers could have an adverse effect on our business or financial results.

Changes in our business strategies may increase our costs and could affect the profitability of our businesses.

As changes in our business environment occur, we may need to adjust our business strategies to meet these changes or we may find it otherwise necessary to restructure our operations or particular businesses. When these changes occur, we may incur costs to change our business strategy and may need to write down the value of selected assets. We also may need to invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain. In any of these events, our costs may increase, our assets may be impaired, or our returns on new investments may be lower than prior to the change in strategy.

Our substantial indebtedness could limit our ability to incur additional debt to fund business needs over the medium term.

As a result of the acquisitions in 2008 and 2007, our debt levels had significantly increased. Although we have reduced debt since the time of these acquisitions and we anticipate further debt reduction over the medium term from the generation of cash flow in our underlying businesses, circumstances both within and beyond our control could cause debt levels to remain elevated for a longer timeframe than anticipated. These higher debt levels could negatively impact our ability to meet other business needs or opportunities and could result in higher financing costs.

If our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing from the capital markets.

Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings. If our credit ratings are downgraded, our financial flexibility could decrease and the cost to borrow would increase.

The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.

Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans are evaluated by us in consultation with outside actuaries. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, our future pension and projected postretirement benefit expenses and funding requirements could increase or decrease. Because of changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations for each plan. Future pension funding requirements, and the timing of funding payments, could be affected by legislation enacted by the relevant governmental authorities.

Our share price may be volatile.

Changes in our stock price may affect our access to or cost of financing from capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which has at times experienced substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including current performance and market expectations for our future performance, the level of perceived growth of our industries, and other company-specific events, can also impact our share price. There can be no assurance that our stock price will be less volatile in the future.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually (or more frequently, if impairment indicators are present). In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges.

Potential adverse developments in legal proceedings, investigations and other legal, compliance and regulatory matters, including those involving product and trade compliance, Foreign Corrupt Practices Act issues and other matters, could impact us materially.

Our financial results could be materially adversely impacted by an unfavorable outcome to pending or future litigation and investigations, including but not limited to, proceedings or lawsuits related to class actions seeking treble damages for alleged unlawful competitive practices, the impact of potential violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), and other legal, compliance and regulatory matters, including, but not limited to, product, customs and trade compliance matters. See “Legal Proceedings” (Part  I, Item 3). There can be no assurance that any investigation or litigation outcome will be favorable.

Infringing intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property and patents could harm our ability to compete or grow.

Because our products involve complex technology and chemistry, we are involved, from time to time, in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. If we are held liable for infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products. There can be no assurance that licenses will be available on commercially reasonable terms or will be available at all. The defense of these claims, whether or not meritorious, and the development of new technology could cause us to incur significant costs and could divert the attention of management.

We also could have our intellectual property infringed. We attempt to protect and restrict access to our intellectual property and proprietary information, by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as on nondisclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, to independently develop similar technologies, or to breach a non-disclosure agreement entered into with us. In addition, many of the countries in which we operate do not have intellectual property laws that protect proprietary rights as fully as in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain competitive advantages we have, cause us to lose sales or otherwise harm our business. Further, the costs associated with protecting our intellectual property rights could adversely impact our profitability.

We have obtained and applied for some U.S. and foreign trademark registrations and patents, and will continue to evaluate whether to register additional trademarks and seek patents as appropriate. We cannot guarantee that any of the pending applications will be approved by the applicable government authorities. Further, we cannot assure that the validity of our patents or our trademarks will not be challenged. In addition, third parties may be able to develop competing products using technology that avoids our patents.

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

Currently, the majority of our revenue is generated from customers located outside of the U.S., and a substantial portion of our assets and our employees, are located outside of the U.S. We have not accrued income taxes and foreign withholding taxes on undistributed earnings for most non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain proposals could substantially increase our tax expense, which would substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities.

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

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate, and would have an adverse effect on our future operating results. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.

The risks described above are not exclusive. If any of the above risks actually occur, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of January 2, 2010, we operated approximately forty principal manufacturing facilities in excess of 100,000 square feet. The locations of such principal facilities and the operating segments for which they presently are used are as follows:

Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield and Lowell, Indiana; Fairport Harbor, Mentor and Painesville, Ohio; and Quakertown, Pennsylvania

Foreign	Vinhedo, Brazil; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; Alphen and Hazerswoude, the Netherlands; and Cramlington, United Kingdom

Retail Information Services Segment

Domestic	Greensboro and Lenoir, North Carolina; Miamisburg, Ohio

Foreign	Kunshan, Nansha, Panyu, and Suzhou, China; Loehne and Sprockhovel, Germany; and Ancarano, Italy

Office and Consumer Products Segment

Domestic	Chicopee, Massachusetts; and Meridian, Mississippi

Foreign	Oberlaindern, Germany; and Juarez and Tijuana, Mexico

Other specialty converting businesses

Domestic	Schererville, Indiana; Painesville, Ohio; and Clinton, South Carolina

Foreign	Turnhout, Belgium; and Kunshan, China

In addition to our principal manufacturing facilities described above, our other principal facilities include our corporate headquarters facility and research center in Pasadena, California, and our divisional offices located in Brea, California; Framingham, Massachusetts; Mentor, Ohio; Hong Kong and Kunshan, China; Leiden, the Netherlands; and Zug, Switzerland.

We own all of our principal properties identified above, except for certain facilities in Brea, California; Hong Kong and Panyu, China; Loehne, Oberlaindern, and Sprockhovel, Germany; Juarez, Mexico; Greensboro, North Carolina; Mentor, Ohio; and Zug, Switzerland, which are leased.

All buildings owned or leased are considered suitable and generally adequate for our present needs. We generally expand production capacity and provide facilities as needed to meet increased demand. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks, subject to deductibles. We are not aware of any material defects in title to, or significant encumbrances on, our properties except for certain mortgage liens.

Item 3.	LEGAL PROCEEDINGS

As of January 2, 2010, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

As of January 2, 2010, the Company’s estimated accrued liability associated with compliance and remediation costs was approximately $60 million. See also Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements of the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by reference.

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

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended its complaint to add Bemis’ subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005, in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. Without admitting liability, the Company has agreed to pay plaintiffs $2 million to resolve all claims related to the purported state class actions in the states of Kansas, Nebraska, Tennessee and Vermont, which was paid on December 28, 2009. These settlements remain subject to court approval, and a hearing in their regard is set for March 10, 2010. The Company recorded $2 million in the third quarter of 2009 in respect of the settlement of these claims. The Company intends to defend the purported California class action vigorously.

The Board of Directors created an ad hoc committee comprised of certain independent directors to oversee the foregoing matters.

The Company is unable to predict the effect of these matters at this time, although the effect could be adverse and material.

In 2005, the Company contacted relevant authorities in the U.S. and reported on the results of an internal investigation of potential violations of the U.S. Foreign Corrupt Practices Act. The transactions at issue were carried out by a small number of employees of the Company’s reflective business in China, and involved, among other things, impermissible payments or attempted impermissible payments. The payments or attempted payments and the contracts associated with them appear to have been minor in amount and of limited duration. Sales of the Company’s reflective business in China in 2005 were approximately $7 million. In addition, on or about October 10, 2008, the Company notified relevant authorities that it had discovered questionable payments to certain foreign customs and other regulatory officials by some employees of its acquired companies. These payments were not made for the purpose of obtaining business from any governmental entity. Corrective and disciplinary actions have been taken with respect to both internal investigations and the Company has taken remedial measures to comply with the provisions of the U.S. Foreign Corrupt Practices Act. On July 28, 2009, the Company entered into a settlement agreement with the SEC regarding the foregoing actions. Without admitting or denying liability, the Company agreed to disgorge approximately $.3 million and pay a $.2 million civil penalty. On August 10, 2009, the Company was advised by the U.S. Department of Justice that it has declined to take action against the Company in connection with the China reflective matters, which were voluntarily disclosed by the Company.

The Company and its subsidiaries are involved in various other lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of the Company’s business. Based upon current information, management believes that the impact of the resolution of these other matters is not material to the Company’s financial position, or is not estimable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

		Served as
		Executive Officer	Former Positions and Offices
Name	Age	since	with Avery Dennison

Dean A. Scarborough(2) President and Chief Executive Officer (also Director of Avery Dennison)	54	August 1997	2000-2005	President and Chief Operating Officer
Daniel R. O’Bryant Executive Vice President, Finance and Chief Financial Officer	52	January 2001	2001-2005	Senior Vice President, Finance and Chief Financial Officer
Diane B. Dixon Senior Vice President, Corporate Communications and Advertising	58	December 1985	1997-2000	Vice President, Worldwide Communications and Advertising
Anne Hill Senior Vice President and Chief Human Resources Officer	50	May 2007	2004-2006	Vice President, Global Human Resources, Chiron Corporation(3)
Robert M. Malchione Senior Vice President, Corporate Strategy and Technology	52	August 2000	2000-2001	Senior Vice President, Corporate Strategy
Susan C. Miller Senior Vice President, General Counsel and Secretary	50	March 2008	2008 2007 1998-2006	Senior Vice President and General Counsel Vice President and General Counsel Assistant General Counsel
Mitchell R. Butier Corporate Vice President, Global Finance and Chief Accounting Officer	38	March 2007	2007 2004-2006	Vice President, Controller and Chief Accounting Officer Vice President, Finance, Retail Information Services
Karyn E. Rodriguez Vice President and Treasurer	50	June 2001	1999-2001	Assistant Treasurer, Corporate Finance and Investments
Timothy G. Bond Group Vice President, Office Products	52	March 2008	2007 2003-2006	Vice President and General Manager, Office Products Group Vice President and General Manager, Office Products North America
Timothy S. Clyde Group Vice President, Specialty Materials and Converting	47	February 2001	2001-2007	Group Vice President, Office Products
R. Shawn Neville Group Vice President, Retail Information Services	47	June 2009	2008-2009 2004-2008	Chief Executive Officer, Boathouse Sports(3) President, Keds Division, Collective Brands, Inc.(3)
Donald A. Nolan Group Vice President, Roll Materials	49	March 2008	2005-2007	Senior Vice President, Global Packaging and Automotive Coatings Valspar Corporation(3)
John M. Sallay Senior Vice President, New Growth Platforms	53	March 2009	2008 2004-2007	Senior Vice President, Strategy, Staples, Inc.(3) Chief Executive Officer, Manifold Products(3)

(1)	All officers are elected to serve a one-year term and until their successors are elected and qualify.

(2)	Mr. Scarborough was initially elected President and Chief Executive Officer effective May 1, 2005.

(3)	Business experience during past 5 years prior to service with the Company.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

The information called for by subsections (a) and (b) for Item 5 appears in “Stockholder Return Performance” and “Corporate Information — Stock and Dividend Data” of our 2009 Annual Report to Shareholders, and are incorporated herein by reference.

Issuer Purchases of Equity Securities

On October 26, 2006, the Board of Directors authorized the repurchase of an additional 5 million shares of the Company’s outstanding common stock. This authorization increased the total shares authorized for repurchase to approximately 7.4 million. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes.

Neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) purchase any registered equity securities in the fourth fiscal quarter of 2009.

Item 6.	SELECTED FINANCIAL DATA

Selected financial data for each of the Company’s last five fiscal years appears in “Five-year Summary” of our 2009 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information called for by this Item is contained in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of the Company’s 2009 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is contained in “Market-Sensitive Instruments and Risk Management” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of the Company’s 2009 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in the Company’s 2009 Annual Report to Shareholders (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of January 2, 2010. (See Management’s Report on Internal Control Over Financial Reporting in the Company’s 2009 Annual Report to Shareholders.)

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm in the Company’s 2009 Annual Report to Shareholders, and is incorporated herein by reference.

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

The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the 2010 Proxy Statement, filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this Item appears in Part I of this report. The information concerning any late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the 2010 Proxy Statement.

We have adopted a Code of Ethics (the “Code”). The Code applies to our Chief Executive Officer, Chief Financial Officer, Corporate Vice President, Global Finance, and Corporate Controller. Our Code is available on the Company’s Web site, www.averydennison.com, in the “Investors” section. We will satisfy disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any provision of the Code that applies to these officers disclosing the nature of such amendment or waiver on our Web site or in a current report on Form 8-K. Our Code of Ethics and Business Conduct, which applies to our directors and employees, is also available on our Web site in the “Investors” section. The Company’s Web site address provided above is not intended to function as a hyperlink, and the contents of the Web site are not a part of this Form 10-K, nor are they incorporated herein by reference.

The information concerning the Company’s Audit Committee called for by this Item is incorporated by reference from the 2010 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 11.	EXECUTIVE COMPENSATION

The information called for by the Item is incorporated by reference from the 2010 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by the Item is incorporated by reference from the 2010 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by the Item is incorporated by reference from the 2010 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by the Item is incorporated by reference from the 2010 Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

(c) Those financial statement schedules required by Regulation S-X, which are excluded from the Company’s 2009 Annual Report by Rule 14a-3(b)(1) and which are required to be filed as a financial statement schedule to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avery Dennison Corporation

By	/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance and
Chief Financial Officer

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	President and Chief Executive Officer, Director	February 26, 2010

/s/ Daniel R. O’Bryant Daniel R. O’Bryant	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Mitchell R. Butier Mitchell R. Butier	Corporate Vice President, Global Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/s/ Peter K. Barker Peter K. Barker	Director	February 26, 2010

/s/ Rolf Börjesson Rolf Börjesson	Director	February 26, 2010

/s/ John T. Cardis John T. Cardis	Director	February 26, 2010

/s/ Richard M. Ferry Richard M. Ferry	Director	February 26, 2010

/s/ Ken C. Hicks Ken C. Hicks	Director	February 26, 2010

/s/ Kent Kresa Kent Kresa	Chairman, Director	February 26, 2010

/s/ Peter W. Mullin Peter W. Mullin	Director	February 26, 2010

Signature	Title	Date

/s/ David E. I. Pyott David E. I. Pyott	Director	February 26, 2010

/s/ Debra L. Reed Debra L. Reed	Director	February 26, 2010

/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 26, 2010

/s/ Julia A. Stewart Julia A. Stewart	Director	February 26, 2010

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

Data incorporated by reference from the attached portions of the 2009 Annual Report to Shareholders of Avery Dennison Corporation:
Consolidated Financial Statements:
Consolidated Balance Sheet at January 2, 2010 and December 27, 2008
Consolidated Statement of Operations for 2009, 2008 and 2007
Consolidated Statement of Shareholders’ Equity for 2009, 2008 and 2007
Consolidated Statement of Cash Flows for 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

The consolidated financial statements include the accounts of majority-owned subsidiaries. Investments in certain affiliates (20 percent to 50 percent) are accounted for by the equity method of accounting. Investments representing less than 20 percent are accounted for using the cost method of accounting.

With the exception of the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A, the information for which is included in the Company’s 2009 Annual Report to Shareholders and is incorporated herein by reference, the Company’s 2009 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

Data submitted herewith:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2
Schedule II — Valuation and Qualifying Accounts and Reserves	S-3
Consent of Independent Registered Public Accounting Firm	S-4

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Avery Dennison Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2010 appearing in the 2009 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	From	Deductions	at End
	of Year	Expenses	Acquisitions	From Reserves(a)	of Year

2009
Allowance for doubtful accounts	$41.8	$11.5	$.4	$(12.4)	$41.3
Allowance for sales returns	15.5	7.8	.3	(8.7)	14.9
Inventory reserve	64.6	23.1	2.3	(24.6)	65.4
Valuation allowance for deferred tax assets	109.2	4.0	—	2.2	115.4
2008
Allowance for doubtful accounts	$45.8	$10.1	$.4	$(14.5)	$41.8
Allowance for sales returns	18.4	7.6	1.3	(11.8)	15.5
Inventory reserve	77.3	21.2	4.0	(37.9)	64.6
Valuation allowance for deferred tax assets	147.6	(45.3)	9.6	(2.7)	109.2
2007
Allowance for doubtful accounts	$36.4	$1.6	$11.5	$(3.7)	$45.8
Allowance for sales returns	22.5	17.1	—	(21.2)	18.4
Inventory reserve	44.4	19.5	36.0	(22.6)	77.3
Valuation allowance for deferred tax assets	55.9	59.9	34.9	(3.1)	147.6

(a)	Deductions from reserves include currency translation adjustments.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-38905, 333-64558, 333-103204, 333-120239 and 333-147369) and Form S-8 (File Nos. 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 33-107371, 333-107372, 333-109814, 333-124495, 333-143897 and 333-152508) of Avery Dennison Corporation of our report dated February 26, 2010 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 26, 2010 relating to the financial statement schedule, which appears in this Form 10-K.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2010

AVERY DENNISON CORPORATION

EXHIBIT INDEX
For the Year Ended January 2, 2010

INCORPORATED BY REFERENCE:

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(2.1)		Agreement and Plan of Merger (with Paxar Corporation), dated March 22, 2007	2.1		Current Report on Form 8-K, filed March 23, 2007

(3.1)		Restated Certificate of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State	3	(i)	Third Quarterly Report for 2002 on Form 10-Q, filed November 12, 2002

(3.2)		By-laws, as amended and restated October 22, 2009	3	.2.1	Third Quarterly Report for 2009 on Form 10-Q, filed November 12, 2009

(4.2)		Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “Indenture”)			Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

(4	.2.2)	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4		Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

(4	.2.5)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the Indenture, as amended by the Supplemental Indenture	4.7		Current Report on Form 8-K, filed May 12, 1995

(4	.2.6)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the Indenture, as amended by the Supplemental Indenture	4.8		Current Report on Form 8-K, filed December 16, 1996

(4.3)		Indenture, dated July 3, 2001, between Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee (“2001 Indenture”)	4.1		Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

(4	.3.1)	Officers’ Certificate establishing two series of Securities entitled “4.875% Notes due 2013” and “6.000% Notes due 2033,” respectively, each under the 2001 Indenture	4.2		Current Report on Form 8-K, filed January 16, 2003

(4	.3.2)	4.875% Notes Due 2013	4.3		Current Report on Form 8-K, filed January 16, 2003

(4	.3.3)	6.000% Notes Due 2033	4.4		Current Report on Form 8-K, filed January 16, 2003

i

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(4.5)		Indenture, dated as of September 25, 2007, between Registrant and The Bank of New York Trust Company, N.A. (“Bank of NY”)	99.1		Current Report on Form 8-K, filed October 1, 2007

(4	.5.1)	6.625% Subsidiary Notes due 2017	99.1		Current Report on Form 8-K, filed October 1, 2007

(4.6)		Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3		Current Report on Form 8-K, filed November 20, 2008

(4.7)		Purchase Contract and Pledge Agreement, dated as of November 20, 2007, between Avery Dennison and Bank of New York, as Purchase Contract Agent, and Bank of New York as Collateral Agent, Custodial Agent and Securities Intermediary	4.1		Current Report on Form 8-K, filed November 20, 2007

(4.8)		Indenture, dated as of November 20, 2007, between Avery Dennison and Bank of New York	4.2		Current Report on Form 8-K, filed November 20, 2007

(4.9)		First Supplemental Indenture between Avery Dennison and Bank of New York, as Trustee, dated as of November 20, 2007	4.3		Current Report on Form 8-K, filed November 20, 2007

(4.10)		Form of Remarketing Agreement	4.4		Current Report on Form 8-K, filed November 20, 2007

(4.11)		Form of Corporate HiMEDS Unit Certificate	4.5		Current Report on Form 8-K, filed November 20, 2007

(4.12)		Form of Treasury HiMEDS Unit Certificate	4.6		Current Report on Form 8-K, filed November 20, 2007

(4.13)		Form of 5.350% Senior Notes due 2020	4.7		Current Report on Form 8-K, filed November 20, 2007

(10.1)		Avery Dennison Office Products Company (“ADOPC”) Credit Agreement, amended and restated, dated August 7, 2008	10.2		Second Quarterly Report for 2008 on Form 10-Q, filed August 7, 2008

(10	.1.1)	ADOPC Second Amendment to Credit Agreement	99.3		Current Report on Form 8-K, filed January 27, 2009

(10.2)		Revolving Credit Agreement (“RCA”), amended and restated, August 10, 2007	10	.2.2	Third Quarterly Report for 2007 on Form 10-Q, filed November 7, 2007

(10	.2.1)	Second Amendment to First Amended and Restated RCA	99.4		Current Report on Form 8-K, filed January 27, 2009

(10.3)		*Deferred Compensation Plan for Directors	10.3		1981 Annual Report on Form 10-K, filed February 29, 1982

(10.4)		*Non-Employee Director Compensation Summary	10.4		2006 Annual Report on Form 10-K, filed February 28, 2007

(10.5)		*Executive Medical and Dental Plan (description)	10.5		1981 Annual Report on Form 10-K, filed February 29, 1982

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10.8)		*Employment Agreement with D.A. Scarborough	10	.8.5	First Quarterly Report for 2005 on Form 10-Q, filed May 12, 2005

(10	.8.3)	*Form of Employment Agreement	10	.8.4	First Quarterly Report for 2004 on Form 10-Q, filed May 6, 2004

(10	.8.3.1)	*Forms of Employment Agreement	10	.8.3.1	Current Report on Form 8-K, filed December 11, 2008

(10	.8.3.2)	*Forms of Amendment to Employment Agreement	10	.8.3.2	Current Report on Form 8-K, filed December 11, 2008

(10	.8.3.2a)	*Form of Amendment to Employment Agreement	10	.8.3.2	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009

(10	.8.3.3)	*Form of Second Amendment to Employment Agreement	10	.8.3.3	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009

(10	.8.4)	*Retention Agreement with D.R. O’Bryant	10	.8.6	First Quarterly Report for 2005 on Form 10-Q, filed May 12, 2005

(10	.8.4.1)	*Amendment to Retention Agreement	10	.8.4.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009

(10.9)		*Executive Group Life Insurance Plan	10.9		1982 Annual Report on Form 10-K, filed February 25, 1983

(10.10)		*Form of Indemnity Agreement between Registrant and certain directors and officers	10.10		1986 Annual Report on Form 10-K, filed February 27, 1987

(10	.10.1)	*Form of Indemnity Agreement between Registrant and certain directors and officers	10	.10.1	1993 Annual Report on Form 10-K, filed March 18, 1994

(10.11)		*Supplemental Executive Retirement Plan, amended and restated (“SERP”)	10	.11.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009

(10	.11.2)	*Letter of Grant to D.A. Scarborough under SERP	10	.11.2.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009

(10	.11.4)	*Letter of Grant to D.R. O’Bryant under SERP	10	.11.4.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009

(10.12)		*Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12		1994 Annual Report on Form 10-K, filed March 30, 1995

(10.13)		*Retirement Plan for Directors, amended and restated	10	.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003

(10.15)		*Director Equity Plan, amended and restated (“Director Plan”)	10	.15.1	Current Report on Form 8-K, filed December 11, 2008

(10	.15.1)	*Form of Non-Employee Director Stock Option Agreement under Director Plan	10	.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.16)		*Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.16.1)	*Amendment No. 1 to EVDCP	10	.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10.17)		*Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17		1994 Annual Report on Form 10-K, filed March 30, 1995

(10.18)		*Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan (“DVDCP”)	10.18		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.18.1)	*Amendment No. 1 to DVDCP	10	.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.18.2)	*2005 Directors Variable Deferred Compensation Plan, amended and restated (“2005 DVDCP”)	10	.18.2	Current Report on Form 8-K, filed December 11, 2008

(10.19)		*Stock Option and Incentive Plan, amended and restated (“Stock Plan”)	10	.19.8	Current Report on Form 8-K, filed December 11, 2008

(10	.19.1)	*Forms of NQSO Agreement under Stock Plan	10	.19.5	2007 Annual Report on Form 10-K, filed February 27, 2008

(10	.19.2)	*Forms of Restricted Stock Agreement under Stock Plan	10	.19.8	First Quarterly Report for 2005 on Form 10-Q, filed May 12, 2005

(10	.19.3)	*Forms of Restricted Stock Unit Agreement under Stock Plan	10	.19.2	Current Report on Form 8-K, filed December 13, 2006

(10	.19.4)	*Forms of Equity Awards under Stock Plan	10	.19.6	Current Report on Form 8-K, filed April 30, 2008

(10	.19.5)	*Forms of Equity Awards under Stock Plan	10	.19.6	Second Quarterly Report for 2008 on Form 10-Q, filed May 8, 2008

(10	.19.6)	*Forms of Equity Agreements under Stock Plan	10	.19.9	Current Report on Form 8-K, filed December 11, 2008

(10	.19.7)	*Additional Forms of Equity Agreements under Stock Plan	10	.19.10	Current Report on Form 8-K/A, filed December 11, 2008

(10	.19.8)	*Form of Performance Unit Agreement	10	.19.8	2008 Annual Report on Form 10-K, filed February 25, 2009

(10.27)		*Executive Long-Term Incentive Plan, amended and restated (“LTIP”)	10	.27.1	2003 Annual Report on Form 10-K, filed March 11, 2004

(10.28)		*Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28		1994 Annual Report on Form 10-K, filed March 30, 1995

(10	.28.1)	*Amendment No. 1 to EDRP	10	.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.28.2)	*Amendment No. 2 to EDRP	10	.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

(10.29)		*Executive Leadership Compensation Plan, (“ELCP”)	10	.29.1	2004 Annual Report on Form 10-K, filed March 17, 2005

(10.30)		*Senior Executive Leadership Compensation Plan, amended and restated (“SELCP”)	10	.30.2	2003 Annual Report on Form 10-K, filed March 11, 2004

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10.31)		*Executive Variable Deferred Retirement Plan, amended and restated (“EVDRP”)	10	.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004

(10	.31.1)	*2004 EVDRP	4.1		Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003

(10	.31.2)	*2005 EVDRP, amended and restated	10	.31.2	Current Report on Form 8-K, filed December 11, 2008

(10.32)		*Benefits Restoration Plan, amended and restated (“BRP”)	10	.32.1	Current Report on Form 8-K/A, filed December 11, 2008

(10.33)		*Restated Trust Agreement for Employee Stock Benefit Trust	10	.33.1	1997 Annual Report on Form 10-K, filed March 26, 1998

(10	.33.1)	*Common Stock Purchase Agreement	10.2		Current Report on Form 8-K, filed October 25, 1996

(10	.33.2)	*Restated Promissory Note	10	.33.3	1997 Annual Report on Form 10-K, filed March 26, 1998

(10.34)		*Amended and Restated Capital Accumulation Plan (“CAP”)	10.34		1999 Annual Report on Form 10-K, filed March 30, 2000

(10	.34.1)	*Trust under CAP	4.2		Registration Statement on Form S-8 (File No. 333-38707), filed October 24, 1997

(10	.34.2)	*Amendment No. 1 to CAP	10	.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000

(10.35)		*Key Executive Change of Control Severance Plan	10.35		Current Report on Form 8-K, filed December 9, 2009

(10.36)		*Executive Severance Plan	10.36		Current Report on Form 8-K, filed December 9, 2009

(23.1)		Consent of Ernst & Young	23.1		Current Report on Form 8-K/A, filed August 29, 2007

(23.2)		Consent of Ernst & Young	23.3		Registration Statement on Form S-3 (File No. 333-147369), filed November 14, 2007

(99.2)		Stock Ownership Policy	99.2		2007 Proxy Statement on Schedule 14A, filed March 15, 2007

(1)	Unless otherwise noted, the File Number for all documents is File No. 1-7685.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15.

v

SUBMITTED HEREWITH:

Exhibit No.		Item
3.1		Restated Certification of Incorporation, filed August 2, 2002 with the Office of Delaware Secretary of State, is incorporated by reference to the Third Quarterly Report for 2002 on Form 10-Q, filed November 12, 2002
3.2		By-laws, as amended and restated, is incorporated by reference to the Third Quarterly Report for 2009 on Form 10-Q, filed November 12, 2009
10.1		Avery Dennison Office Products Company (“ADOPC”) Credit Agreement, amended and restated, is incorporated by reference to the Second Quarterly Report for 2008 on Form 10-Q, filed August 7, 2008
10	.1.1	ADOPC Second Amendment to Credit Agreement, is incorporated by reference to the current report on Form 8-K, filed January 27, 2009
10.2		Revolving Credit Agreement (“RCA”), amended and restated, is incorporated by reference to the Third Quarterly Report for 2007 on Form 10-Q, filed November 7, 2007
10	.2.1	Second Amendment to First Amended and Restated RCA, is incorporated by reference to the current report on Form 8-K, filed January 27, 2009
12		Computation of Ratio of Earnings to Fixed Changes
13		Portions of Annual Report to Shareholders for fiscal year ended January 2, 2010
21		List of Subsidiaries
23		Consent of Independent Registered Public Accounting Firm (see page S-4)
24		Power of Attorney
31.1		D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15.

STATEMENT AND AGREEMENT REGARDING
LONG-TERM DEBT OF REGISTRANT

Unless indicated above, Registrant has no instrument with respect to long-term debt under which securities authorized thereunder equal or exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of its long-term debt instruments to the Commission upon request.

vi