Form 10-Q
period 2010-04-03
AVERY DENNISON CORPORATION
filed 2010-05-12
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of May 1, 2010: 110,440,662

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2010 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	April 3, 2010	January 2, 2010

Assets
Current assets:
Cash and cash equivalents	$143.6	$138.1
Trade accounts receivable, less allowances of $58.6 and $56.2 for 2010 and 2009, respectively	963.1	918.6
Inventories, net	519.0	477.3
Current deferred and refundable income taxes	98.0	103.5
Other current assets	103.0	95.7

Total current assets	1,826.7	1,733.2
Property, plant and equipment	3,140.0	3,207.9
Accumulated depreciation	(1,847.1)	(1,853.2)

Property, plant and equipment, net	1,292.9	1,354.7
Goodwill	930.7	950.8
Other intangibles resulting from business acquisitions, net	250.2	262.2
Non-current deferred and refundable income taxes	226.4	236.6
Other assets	465.0	465.3

	$4,991.9	$5,002.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$628.3	$535.6
Accounts payable	695.9	689.8
Current deferred and payable income taxes	28.1	40.8
Other current liabilities	509.3	601.5

Total current liabilities	1,861.6	1,867.7
Long-term debt	1,073.7	1,088.7
Long-term retirement benefits and other liabilities	552.5	556.0
Non-current deferred and payable income taxes	122.7	127.8
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $1 par value, authorized - 400,000,000 shares at April 3, 2010 and January 2, 2010; issued - 124,126,624 shares at April 3, 2010 and January 2, 2010; outstanding - 105,557,660 shares and 105,298,317 shares at April 3, 2010 and January 2, 2010, respectively	124.1	124.1
Capital in excess of par value	722.9	722.9
Retained earnings	1,532.0	1,499.7
Employee stock benefit trust, 4,868,002 shares and 6,744,845 shares at April 3, 2010 and January 2, 2010, respectively	(174.1)	(243.1)
Treasury stock at cost, 13,685,962 shares and 12,068,462 shares at April 3, 2010 and January 2, 2010, respectively	(652.1)	(595.8)
Accumulated other comprehensive loss	(171.4)	(145.2)

Total shareholders’ equity	1,381.4	1,362.6

	$4,991.9	$5,002.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 3, 2010	April 4, 2009

Net sales	$1,554.7	$1,426.2
Cost of products sold	1,113.9	1,081.1

Gross profit	440.8	345.1
Marketing, general and administrative expense	340.1	304.2
Goodwill and indefinite-lived intangible asset impairment charges	–	832.0
Interest expense	17.5	27.5
Other expense	6.3	97.3

Income (loss) before taxes	76.9	(915.9)
Provision for (benefit from) income taxes	22.2	(17.0)

Net income (loss)	$54.7	$(898.9)

Per share amounts:
Net income (loss) per common share	$.52	$(8.99)

Net income (loss) per common share, assuming dilution	$.51	$(8.99)

Dividends	$.20	$.41

Average shares outstanding:
Common shares	105.4	100.0
Common shares, assuming dilution	106.4	100.0

Common shares outstanding at period end	105.6	105.0

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009

Operating Activities
Net income (loss)	$54.7	$(898.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44.1	49.3
Amortization	17.7	21.9
Provision for doubtful accounts	9.0	6.1
Goodwill and indefinite-lived intangible asset impairment charges	–	832.0
Asset impairment and net loss on sale and disposal of assets	.7	25.3
Loss from debt extinguishment	–	21.2
Stock-based compensation	7.5	6.4
Other non-cash expense and loss	9.6	5.7
Other non-cash income and gain	–	(1.1)
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(171.2)	(51.9)

Net cash (used in) provided by operating activities	(27.9)	16.0

Investing Activities
Purchase of property, plant and equipment, net	(13.7)	(15.0)
Purchase of software and other deferred charges	(5.5)	(8.2)
Proceeds from sale of investments, net	.3	.6

Net cash used in investing activities	(18.9)	(22.6)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	90.5	89.8
Payments of debt (maturities longer than 90 days)	(15.1)	(58.1)
Dividends paid	(22.4)	(43.7)
Proceeds from exercise of stock options, net	1.0	.2
Other	(1.5)	(2.9)

Net cash provided by (used in) financing activities	52.5	(14.7)

Effect of foreign currency translation on cash balances	(.2)	(1.2)

Increase (decrease) in cash and cash equivalents	5.5	(22.5)
Cash and cash equivalents, beginning of year	138.1	105.5

Cash and cash equivalents, end of period	$143.6	$83.0

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of Avery Dennison Corporation’s (the “Company’s”) interim results. The unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s 2009 annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.
The first three months of 2010 and 2009 consisted of thirteen-week and fourteen-week periods ending April 3, 2010 and April 4, 2009, respectively. The interim results of operations are not necessarily indicative of future financial results.
Financial Presentation
Certain prior year amounts have been reclassified to conform with the current year presentation.
Note 2. Inventories
Inventories consisted of:

(In millions)	April 3, 2010	January 2, 2010

Raw materials	$233.7	$217.9
Work-in-progress	129.9	119.6
Finished goods	219.1	205.2

Inventories at lower of FIFO cost or market (approximates replacement cost)	582.7	542.7
Inventory reserves	(63.7)	(65.4)

Inventories, net	$519.0	$477.3

Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
Changes in the net carrying amount of goodwill from operations for 2010 and 2009, by reportable segment, are as follows:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Balance as of December 27, 2008	$334.4	$1,211.6	$167.2	$3.5	$1,716.7
Acquisition adjustments(1)	–	30.9	–	–	30.9
Goodwill impairment charges	–	(820.0)	–	–	(820.0)
Translation adjustments	17.0	.3	5.8	.1	23.2

Balance as of January 2, 2010	$351.4	$422.8	$173.0	$3.6	$950.8

Acquisition adjustments(2)	–	(.3)	–	–	(.3)
Translation adjustments	(11.5)	(1.3)	(6.9)	(.1)	(19.8)

Balance as of April 3, 2010	$339.9	$421.2	$166.1	$3.5	$930.7

Goodwill Summary:
Goodwill	$339.9	$1,241.2	$166.1	$3.5	$1,750.7
Accumulated impairment losses	–	(820.0)	–	–	(820.0)

Balance as of April 3, 2010	$339.9	$421.2	$166.1	$3.5	$930.7

(1)	Acquisition adjustments in 2009 consisted of opening balance sheet adjustments associated with the DM Label Group (“DM Label”) acquisition in April 2008 of $32.6 and other acquisition adjustments of $(1.7).

(2)	Acquisition adjustments in 2010 consisted of adjustments associated with the Paxar Corporation (“Paxar”) acquisition in June 2007.
The Company recorded a non-cash impairment charge of $820 million for the retail information services reporting unit in the first three months of 2009.

Avery Dennison Corporation
Indefinite-Lived Intangible Assets
In connection with the acquisition of Paxar, the Company acquired approximately $30 million of indefinite-lived intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. The Company recorded a non-cash impairment charge of $12 million related to these indefinite-lived intangible assets in the first three months of 2009. The carrying value of these indefinite-lived intangible assets was $17.8 million and $17.9 million at April 3, 2010 and January 2, 2010, respectively, which included $.2 million and $.1 million of negative currency impact, respectively.
Finite-Lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at April 3, 2010 and January 2, 2010, which continue to be amortized:

	April 3, 2010			January 2, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$288.7	$98.8	$189.9	$295.0	$94.8	$200.2
Patents and other acquired technology	53.6	24.7	28.9	53.6	23.5	30.1
Trade names and trademarks	44.7	37.6	7.1	47.0	39.8	7.2
Other intangibles	13.8	7.3	6.5	13.9	7.1	6.8

Total	$400.8	$168.4	$232.4	$409.5	$165.2	$244.3

Amortization expense on finite-lived intangible assets resulting from business acquisitions was $8.2 million and $8.6 million for the three months ended April 3, 2010 and April 4, 2009, respectively. As of April 3, 2010, the estimated amortization expense for finite-lived intangible assets resulting from completed business acquisitions for each of the next five fiscal years is expected to be approximately $32 million in 2010, $32 million in 2011, $32 million in 2012, $31 million in 2013, and $27 million in 2014.
The weighted-average amortization periods from the date of acquisition for finite-lived intangible assets resulting from business acquisitions are fourteen years for customer relationships, thirteen years for patents and other acquired technology, twelve years for trade names and trademarks, seven years for other intangibles, and thirteen years in total. As of April 3, 2010, the weighted-average remaining useful life of acquired finite-lived intangible assets are nine years for customer relationships, seven years for patents and other acquired technology, five years for trade names and trademarks, four years for other intangibles, and eight years in total.
Note 4. Debt
On April 13, 2010, subsequent to the end of the first quarter of 2010, the Company issued $250 million senior notes bearing an interest rate of 5.375% per year, due April 2020. Proceeds from the offering, net of underwriting discount and offering expenses, were approximately $248 million and were used to repay a portion of the indebtedness outstanding under a term loan credit facility of one of the Company’s wholly-owned subsidiaries. The outstanding balance of the term loan credit facility of $325 million was fully repaid in May 2010 using the proceeds from the issuance of the senior notes and commercial paper borrowings.
On March 10, 2009, the Company completed an exchange of approximately 6.6 million units (or 75.15%) of its HiMEDS units. As a result of this exchange, the Company recorded a debt extinguishment loss of approximately $21 million (included in “Other expense” in the Consolidated Statement of Income) in the first quarter of 2009, which included a write-off of $9.6 million related to unamortized debt issuance costs.
As of April 3, 2010, the Company was in compliance with its financial covenants.
The fair value of the Company’s debt is estimated based on the discounted amount of future cash flows using the current rates offered to the Company for debt of similar remaining maturities. The fair value of the Company’s total debt, including short-term borrowings, was $1.68 billion at April 3, 2010 and $1.60 billion at January 2, 2010. Fair value amounts were determined primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

Avery Dennison Corporation
Note 5. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	April 3, 2010		April 4, 2009		April 3, 2010	April 4, 2009
(In millions)	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$5.4	$2.5	$5.4	$2.8	$.3	$.2
Interest cost	10.2	6.4	9.8	6.2	.5	.5
Expected return on plan assets	(12.3)	(6.8)	(12.2)	(6.4)	–	–
Recognized net actuarial loss	4.5	.6	3.3	.5	.5	.4
Amortization of prior service cost	.2	.1	.2	.1	(.5)	(.5)
Amortization of transition asset	–	(.1)	–	(.1)	–	–

Net periodic benefit cost	$8.0	$2.7	$6.5	$3.1	$.8	$.6

The Company contributed $.9 million and $.8 million to its U.S. pension plans during the three months ended April 3, 2010 and April 4, 2009, respectively. The Company expects to contribute $2.3 million (and may contribute up to an additional $25 million) to its U.S. pension plans for the remainder of 2010. Additionally, the Company contributed $.8 million and $.7 million to its U.S. postretirement health benefit plan during the three months ended April 3, 2010 and April 4, 2009, respectively. For the remainder of 2010, the Company expects to contribute an additional $2.3 million to its U.S. postretirement health benefit plan.
The Company contributed $7.8 million and $6.4 million to its international pension plans during the three months ended April 3, 2010 and April 4, 2009, respectively. For the remainder of 2010, the Company expects to contribute an additional $9.8 million to its international pension plans.
During the three months ended April 3, 2010, the Company recognized $3.5 million related to the Company’s matching contribution to participant contributions in the Company’s defined contribution plan. This expense was recorded in “Marketing, general and administrative expense” in the unaudited Consolidated Statement of Income and was funded through the issuance of shares from the Company’s Employee Stock Benefit Trust.
Note 6. Research and Development
Research and development expense for the three months ended April 3, 2010 and April 4, 2009 was $22.8 million and $23.2 million, respectively.
Note 7. Stock-Based Compensation
Net income included stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $7.5 million and $6.4 million for the three months ended April 3, 2010 and April 4, 2009, respectively. Total stock-based compensation expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statement of Income and was recorded in corporate expense and the Company’s operating segments, as appropriate.
In February 2010, the Company granted its annual stock-based compensation awards to its employees. Awards granted to retirement-eligible employees are treated as though the awards were immediately vested; as a result, the compensation expense related to these awards of $.6 million and $.9 million were recognized during the three months ended April 3, 2010 and April 4, 2009, respectively, and were included in the stock-based compensation expense noted above.
As of April 3, 2010, the Company had approximately $68 million of unrecognized compensation cost related to unvested stock options, PUs, RSUs and restricted stock under the Company’s plans. The total unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service period of approximately three years for stock options and approximately two years for RSUs, PUs and restricted stock, respectively.
Note 8. Cost Reduction Actions
Severance charges recorded under the restructuring actions below are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Severance and other employee costs represent cash paid or to be paid to employees terminated under these actions. Asset impairments are based on the estimated market value of the assets. Charges below are included in “Other expense” in the unaudited Consolidated Statement of Income.
2010
During the first three months of 2010, the Company continued its cost reduction efforts that were initiated in late 2008, and recorded

Avery Dennison Corporation
charges of $4.9 million, which consisted of $4.7 million of severance and other employee costs and $.2 of asset impairment changes. These actions are resulting in a reduction of approximately 230 positions impacting all segments and geographic regions. As of April 3, 2010, approximately 95 of these employees remain with the Company and are expected to leave in 2010. The table below details the accruals and payments related to these actions:

				Other
	Pressure-	Retail	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Services	Products	businesses	Total

Total severance and other employee costs accrued during the period ended:
April 3, 2010	$1.5	$2.2	$.7	$.3	$4.7
2010 Settlements	(.9)	(.7)	–	–	(1.6)

Balance at April 3, 2010	$.6	$1.5	$.7	$.3	$3.1

Asset Impairment
Machinery and equipment	$.2	$–	$–	$–	$.2

	$.2	$–	$–	$–	$.2

2009
In 2009, the Company continued its cost reduction efforts that were initiated in late 2008, resulting in a reduction of approximately 3,335 positions, impairment of certain assets, and lease cancellations. At April 3, 2010, approximately 580 of these employees remain with the Company and are expected to leave in 2010. Pretax charges related to these actions totaled $129.1 million, including severance and related costs of $86.8 million, impairment of fixed assets, buildings, land and patents of $39.9 million, and lease cancellation charges of $2.4 million. The table below details the accruals and payments related to these actions:

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Total

Total severance and other employee costs accrued during the period ended:
April 4, 2009	$7.6	$5.8	$.9	$2.8	$17.1
July 4, 2009	13.4	4.6	.3	7.5	25.8
October 3, 2009	3.9	21.0	(.2)	2.3	27.0
January 2, 2010	2.3	6.3	8.0	.3	16.9

Total expense accrued during 2009	27.2	37.7	9.0	12.9	86.8
2009 Settlements	(19.5)	(23.6)	(.3)	(11.0)	(54.4)
2010 Settlements	(5.6)	(5.4)	(4.4)	(1.1)	(16.5)

Balance at April 3, 2010	$2.1	$8.7	$4.3	$.8	$15.9

Asset Impairments
Machinery and equipment	$2.7	$10.6	$.7	$14.0	$28.0
Buildings	.7	2.4	3.9	.9	7.9
Land	.1	–	–	–	.1
Patents	1.9	.2	.4	1.4	3.9
Other
Lease cancellations	1.7	.7	–	–	2.4

	$7.1	$13.9	$5.0	$16.3	$42.3

Note 9. Financial Instruments and Foreign Currency
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

Avery Dennison Corporation
rate fluctuations. The Company also enters into certain natural gas and other commodity futures contracts to hedge price fluctuations for a portion of its anticipated domestic purchases. The maximum length of time in which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is generally 12 to 24 months.
As of April 3, 2010, the U.S. dollar equivalent notional values of the Company’s outstanding commodity contracts and foreign currency contracts were approximately $14 million and $.9 billion, respectively.
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates commodity forward contracts on forecasted purchases of commodities and foreign currency contracts on forecasted transactions as cash flow hedges and designates foreign currency contracts on existing balance sheet items as fair value hedges.
On April 1, 2010, the Company entered into a contract to lock in the Treasury rate component of the interest rate on its $250 million debt issuance, which is discussed in Note 4, “Debt.” The mark-to-market value of the contract of $1.2 million was recorded as a gain in accumulated other comprehensive loss during the three months ended April 3, 2010. On April 9, 2010, subsequent to the end of the first quarter of 2010, the contract settled at a loss of $.3 million which will be amortized into interest expense over the term of the related debt.
The following table provides the balances and locations of derivatives as of April 3, 2010:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$7.1	Other current liabilities	$6.1
Commodity contracts	Other current assets	.5	Other current liabilities	4.2
Interest rate contract	Other current assets	1.2

		$8.8		$10.3

The following table provides the balances and locations of derivatives as of January 2, 2010:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$5.0	Other current liabilities	$6.5
Commodity contracts	Other current assets	.5	Other current liabilities	3.5

		$5.5		$10.0

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

		Three Months Ended	Three Months Ended
(In millions)	Location of Gain (Loss) in Income	April 3, 2010	April 4, 2009

Foreign exchange contracts	Cost of products sold	$(.8)	$(1.1)
Foreign exchange contracts	Marketing, general and administrative expense	15.9	24.2

		$15.1	$23.1

Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The following table provides the components of the gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion) related to cash flow hedging contracts:

Avery Dennison Corporation

	Three Months Ended	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009

Foreign exchange contracts	$(1.0)	$(.1)
Commodity contracts	(2.3)	(3.3)
Interest rate contract	1.2	–

	$(2.1)	$(3.4)

The following table provides the components of the gain (loss) reclassified from accumulated other comprehensive loss (effective portion) related to cash flow hedging contracts:

		Three Months Ended	Three Months Ended
(In millions)	Location of Gain (Loss) in Income	April 3, 2010	April 4, 2009

Foreign exchange contracts	Cost of products sold	$(.7)	$2.2
Commodity contracts	Cost of products sold	(1.6)	(2.1)
Interest rate contracts	Interest expense	(1.0)	(3.9)

		$(3.3)	$(3.8)

As of April 3, 2010, a net loss of approximately $7 million is expected to be reclassified from accumulated other comprehensive loss to earnings within the next 12 months. See Note 12, “Comprehensive Income (Loss),” for more information.
The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not significant for the first three months of 2010 and 2009.
Foreign Currency
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) decreased net income by $1.1 million and increased net income by $.4 million for the first three months of 2010 and 2009, respectively. These results exclude the effects of translation of foreign currencies on the Company’s financial statements.
In the first three months of 2010 and 2009, no translation gains or losses for hyperinflationary economies were recognized in net income since the Company had no operations in hyperinflationary economies.
Note 10. Taxes Based on Income
The effective tax rate for the first three months of 2010 was approximately 29%. In the first three months of 2009, the effective tax rate of approximately 2%, which applied to a loss, resulted in a tax benefit. The effective tax rate for the first three months of 2010 includes a benefit of approximately $3 million from discrete events, primarily the release of certain tax contingencies due to statute expirations, statutory tax rate changes and the release of certain valuation allowances. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.
The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate. With some exceptions, the Company and its subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2005.
It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions by approximately $58 million, primarily as the result of cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $12 million relating to gross uncertain tax positions could be paid within the next 12 months.

Avery Dennison Corporation
Note 11. Net Income (Loss) Per Share
Net income (loss) per common share amounts were computed as follows:

	Three Months Ended
(In millions, except per share amounts)	April 3, 2010	April 4, 2009

(A) Net income (loss) available to common shareholders	$54.7	$(898.9)

(B) Weighted-average number of common shares outstanding	105.4	100.0
Dilutive shares (additional common shares issuable under employee stock-based awards)	1.0	–

(C) Weighted-average number of common shares outstanding, assuming dilution	106.4	100.0

Net income (loss) per common share (A) ÷ (B)	$.52	$(8.99)

Net income (loss) per common share, assuming dilution (A) ÷ (C)	$.51	$(8.99)

Certain employee stock-based awards were not included in the computation of net income (loss) per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock-based awards excluded from the computation totaled approximately 9 million shares for the three months ended April 3, 2010.
In the first three months of 2009, the effect of dilutive securities (for example, employee stock-based awards) was not dilutive because the Company generated a net operating loss. Employee stock-based awards excluded from the computation totaled approximately 12 million shares for the three months ended April 4, 2009.
Note 12. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss), foreign currency translation adjustment, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income (loss) was $28.5 million and $(942.0) million for the three months ended April 3, 2010 and April 4, 2009, respectively.
The components of accumulated other comprehensive loss (net of tax, with the exception of the foreign currency translation adjustment) were as follows:

(In millions)	April 3, 2010	January 2, 2010

Foreign currency translation adjustment	$138.4	$169.2
Net actuarial loss, prior service cost and net transition assets, less amortization	(300.0)	(303.4)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(9.8)	(11.0)

Accumulated other comprehensive loss	$(171.4)	$(145.2)

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, were as follows:

(In millions)	April 3, 2010	January 2, 2010

Beginning accumulated derivative loss	$(11.0)	$(15.8)
Net loss reclassified to earnings	3.3	15.2
Net change in the revaluation of hedging transactions	(2.1)	(10.4)

Ending accumulated derivative loss	$(9.8)	$(11.0)

Avery Dennison Corporation
Note 13. Fair Value Measurement
Recurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of April 3, 2010:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$12.0	$12.0	$–	$–
Derivative assets	8.8	.5	8.3	–

Liabilities:
Derivative liabilities	$10.3	$4.2	$6.1	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 2, 2010:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$11.9	$11.9	$–	$–
Derivative assets	5.5	.5	5.0	–

Liabilities:
Derivative liabilities	$10.0	$3.5	$6.5	$–

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
Non-recurring Fair Value Measurements
Fair value measurements of assets on a non-recurring basis during the three months ended April 3, 2010 were not significant.
The following table summarizes the fair value measurements of assets on a non-recurring basis during the three months ended April 4, 2009:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Total
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)

Goodwill	$415.0	$–	$–	$415.0	$(820.0)
Indefinite-lived intangible asset	18.0	–	–	18.0	(12.0)
Long-lived assets	4.0	–	1.1	2.9	(12.4)

Long-lived assets with carrying amounts totaling $16.4 million were written down to their fair values of $4 million, resulting in an impairment charge of $12.4 million, which was included in “Other expense” in the unaudited Consolidated Statement of Income for the three months ended April 4, 2009.
Goodwill with a carrying amount of $1.2 billion was written down to its implied fair value of $415 million, resulting in a non-cash impairment charge of $820 million. Additionally, certain indefinite-lived assets with a total carrying value of approximately $30 million were written down to their implied fair value of $18 million, resulting in a non-cash impairment of $12 million. These charges are included in “Goodwill and indefinite-lived intangible asset impairment charges” in the unaudited Consolidated Statement of Income for the three months ended April 4, 2009. Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” for further information.

Avery Dennison Corporation
Note 14. Commitments and Contingencies
Legal Proceedings
The Company and its subsidiaries are involved in various lawsuits, claims, inquiries, and other legal, regulatory and compliance matters, most of which are routine to the nature of the business. Based upon current information, management believes that the impact of the resolution of these matters is not material to the Company’s financial position, or is not estimable.
Environmental
As of April 3, 2010, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
The Company has accrued estimated liabilities for these and certain other sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites that could be identified in the future for cleanup could be higher than the liability currently accrued.
The activity for the first three months of 2010 and full-year 2009 related to environmental liabilities, which include costs associated with compliance and remediation, were as follows:

(In millions)	April 3, 2010	January 2, 2010

Balance at beginning of year	$56.5	$58.5
Purchase price adjustments related to acquisitions	–	2.1
Accruals	.1	1.0
Payments	(1.2)	(5.1)

Balance at end of period	$55.4	$56.5

As of April 3, 2010, approximately $11 million of the total balance was classified as short-term.
These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in site conditions, changes in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements, as well as other factors.
Product Warranty
The Company provides for an estimate of costs that may be incurred under its basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of the product. Factors that affect the Company’s warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy the Company’s warranty obligation and availability of insurance coverage. Because these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. As of April 3, 2010, the Company’s product warranty liabilities were approximately $1.9 million.
Other
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
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by the Company. At April 3, 2010, the Company had guaranteed approximately $17 million.
As of April 3, 2010, the Company guaranteed up to approximately $17 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $213 million of certain subsidiaries’ lines of credit with various financial institutions.
As of April 3, 2010, approximately 2 million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of shares in November 2010, dependent upon the stock price at the time. Based upon the Company’s share price as of April 3, 2010, the holders would purchase approximately 2 million shares from the Company.

Avery Dennison Corporation
Note 15. Segment Information
Financial information by reportable segment and other businesses is set forth below. Certain prior year amounts have been restated to reflect a transfer of a business from the Retail Information Services segment to other specialty converting businesses.

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$897.2	$808.8
Retail Information Services	344.8	315.2
Office and Consumer Products	179.9	184.4
Other specialty converting businesses	132.8	117.8

Net sales to unaffiliated customers	$1,554.7	$1,426.2

Intersegment sales:
Pressure-sensitive Materials	$41.4	$37.4
Retail Information Services	.7	.3
Office and Consumer Products	.2	.3
Other specialty converting businesses	5.8	3.3
Eliminations	(48.1)	(41.3)

Intersegment sales	$–	$–

Income (loss) before taxes:
Pressure-sensitive Materials	$87.8	$(.2)
Retail Information Services	(.5)	(853.0)
Office and Consumer Products	19.4	23.4
Other specialty converting businesses	2.8	(27.9)
Corporate expense	(15.1)	(30.7)
Interest expense	(17.5)	(27.5)

Income (loss) before taxes	$76.9 (1)	$(915.9	) (2)

(1)	Operating income for the first three months of 2010 included “Other expense” totaling $6.3, consisting of restructuring costs of $4.7, asset impairment charges of $.2, and an accrual for legal settlements of $1.4. Of the total $6.3, the Pressure-sensitive Materials segment recorded $1.9, the Retail Information Services segment recorded $3.4, the Office and Consumer Products segment recorded $.7, and the other specialty converting businesses recorded $.3.

(2)	Operating loss for the first three months of 2009 included “Other expense” totaling $97.3, consisting of asset impairment charges of $21.9, restructuring costs of $17.1, lease cancellation charges of $.1, an accrual for a legal settlement of $37, and a loss of $21.2 from debt extinguishment. Of the total $97.3, the Pressure-sensitive Materials segment recorded $48.1, the Retail Information Services segment recorded $9.6, the Office and Consumer Products segment recorded $2.7, the other specialty converting businesses recorded $15.7, and Corporate recorded $21.2.

Additionally, operating loss for the Retail Information Services segment for the first three months of 2009 included $832 of goodwill and indefinite-lived intangible asset impairment charges.
Note 16. Recent Accounting Requirements
In January 2010, the Financial Accounting Standards Board (“FASB”) updated accounting guidance regarding fair value measurement disclosure. This guidance requires companies to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This updated guidance was effective at the beginning of 2010 and did not have a material impact on the Company’s disclosures.

Avery Dennison Corporation
In June 2009, the FASB issued changes to consolidation accounting. Among other items, these changes respond to concerns about the application of certain key provisions of previous accounting standards, including those regarding the transparency of the involvement with variable interest entities. The Company adopted these changes at the beginning of 2010. These changes did not have a material impact on the Company’s financial condition, results of operations, cash flows, or disclosures.
The FASB issued in May 2009, and amended in February 2010, a new accounting standard on subsequent events. This standard defines what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued. This standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this accounting standard in the second quarter of 2009.
In April 2009, the FASB issued changes to disclosure requirements regarding fair value of financial instruments, which require disclosure about fair value of financial instruments, whether recognized or not recognized in the statement of financial position, in interim financial information. These changes also require fair value information to be presented together with the related carrying amount and disclosure regarding the methods and significant assumptions used to estimate fair value. These changes were effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in Note 4, “Debt.”
The FASB issued in December 2007, and amended in April 2009, a revised accounting standard for business combinations. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. In general, this standard requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date as the fair value measurement point; and modifies the disclosure requirements. This standard applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard has not had a material impact on the Company’s financial results of operations and financial condition.

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Definition of Terms	17
Forward-Looking Statements	17
Overview and Outlook	17
Analysis of Results of Operations for the First Three Months	19
Results of Operations by Segment for the First Three Months	21
Financial Condition	23
Uses and Limitations of Non-GAAP Measures	27
Recent Accounting Requirements	27
Safe Harbor Statement	28
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
We use the following terms:
•	Organic sales growth (decline) refers to the change in sales excluding the estimated impact of currency translation, acquisitions and divestitures, and the extra week in fiscal year 2009;
•	Segment operating income (loss) refers to income (loss) before interest and taxes;
•	Free cash flow refers to cash flow from operations and net proceeds from sale of investments, less net payments for capital expenditures, software and other deferred charges;
•	Operational working capital refers to trade accounts receivable and inventories, net of accounts payable.
FORWARD-LOOKING STATEMENTS
Certain statements contained in Management’s Discussion and Analysis are “forward-looking statements” and are subject to certain risks and uncertainties. Refer to our “Safe Harbor Statement” contained elsewhere in this report.
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales increased 9% in the first three months of 2010 compared to the same period last year.

	Three Months Ended
Estimated change in sales due to:	April 3, 2010	April 4, 2009

Organic sales growth (decline)	7%	(15)%
Extra week in fiscal year 2009 (1)	(3)	7
Foreign currency translation	5	(6)
Acquisitions, net of divestitures	–	1

Reported sales growth (decline)	9%	(13)%

(1)	Our 2009 fiscal year includes a 53-week period, with the extra week reflected in the first quarter. Normally, each fiscal year consists of 52 weeks, but every fifth or sixth year consists of 53 weeks. The estimated impact of the extra week on growth rates for each period reflected both the number of days, and the impact of holidays in each quarter.

Avery Dennison Corporation
Net Income
Net income increased approximately $954 million in the first three months of 2010 compared to the same period in 2009, which included an impairment of goodwill and indefinite-lived intangible assets totaling $832 million.
Positive factors affecting net income included:
•	Impairment of goodwill and indefinite-lived intangible assets, which impacted results in the prior year

•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Higher volume

•	Lower accrual for legal settlements

•	Lower restructuring, asset impairment, and lease cancellation charges related to cost reduction actions

•	Loss on debt extinguishment, which impacted results in the prior year
Negative factors affecting net income included:
•	Higher tax expense resulting from higher taxable income and a higher tax rate

•	Investments in growth and infrastructure

•	Net impact of changes in pricing and raw material costs
Cost Reduction Actions
Q4 2008 — 2010 Actions
In the fourth quarter of 2008, we initiated restructuring actions that are expected to generate approximately $180 million in annualized savings by the middle of 2010, of which $75 million, net of transition costs, was realized in 2009, and an incremental $25 million, net of transition costs, was realized in the first quarter of 2010. We expect to incur approximately $160 million of total restructuring charges associated with these actions, of which approximately $110 million represents cash charges.
From the fourth quarter of 2008 through the end of the first quarter of 2010, we recorded approximately $146 million in pretax charges related to these restructuring actions, consisting of severance and related employee costs, asset impairment charges, and lease cancellation costs. Severance and employee-related costs related to approximately 4,265 positions, impacting all of our segments and geographic regions.
The remainder of the costs associated with these actions are expected to be incurred during 2010.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
The effective tax rate for the first three months of 2010 was approximately 29%. In the first three months of 2009, the effective tax rate of approximately 2%, which applied to a loss, resulted in a tax benefit. The effective tax rate for the first three months of 2010 includes a benefit of approximately $3 million from discrete events, primarily the release of certain tax contingencies due to statute expirations, statutory tax rate changes and the release of certain valuation allowances. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
Free Cash Flow
Free cash flow, which is a non-GAAP measure, refers to cash flow from operating activities and net proceeds from sale of investments less net spending on property, plant, equipment, software and other deferred charges. We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. This measure is not intended to represent the residual cash available for discretionary purposes. Refer to the “Uses and Limitations of Non-GAAP Measures” section for further information regarding limitations of this measure.

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009

Net cash (used in) provided by operating activities	$(27.9)	$16.0
Purchase of property, plant and equipment, net	(13.7)	(15.0)
Purchase of software and other deferred charges	(5.5)	(8.2)
Proceeds from sale of investments, net	.3	.6

Free cash flow	$(46.8)	$(6.6)

Avery Dennison Corporation
Free cash flow in the first three months of 2010 reflected payments of trade rebates, bonuses and severance and other accrued costs related to various restructuring programs; the timing of collections of accounts receivable; and higher inventory purchases to support an increase in sales. These negative factors were partially offset by higher income from operations and the timing of payments of accounts payable, as well as lower net spending on property, plant, and equipment, software, and other deferred charges. See “Analysis of Results of Operations” and “Liquidity” below for more information.
Legal Proceedings
We and our subsidiaries are involved in various lawsuits, claims, inquiries, and other legal, regulatory and compliance matters, most of which are routine to the nature of the business. Based upon current information, management believes that the impact of the resolution of these matters is not material to our financial position, or is not estimable.
2010 Outlook
Certain factors that we believe may contribute to 2010 results are listed below.
We expect revenue and earnings to increase in 2010, the extent of which is subject, but not limited, to changes in global economic conditions and the amount of higher costs that can be offset with productivity measures and/or price increases.
We expect incremental pension expense of approximately $10 million.
We anticipate restructuring charges of approximately $15 million to $20 million, including the remaining charges associated with the Q4 2008-2010 Actions. We expect to realize an incremental $70 million of restructuring savings, net of transition costs.
We anticipate lower interest expense (approximately $75 million) due primarily to retirements of certain indebtedness. Our assumptions on interest expense are subject to changes in market rates through the remainder of the year.
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
We anticipate increased investment in new growth opportunities and infrastructure, including higher spend related to innovation, as well as demand creation in the Office and Consumer Products segment.
We anticipate our capital and software expenditures to be in the range of $125 million to $150 million.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST THREE MONTHS
Income (Loss) Before Taxes

(In millions)	2010	2009

Net sales	$1,554.7	$1,426.2
Cost of products sold	1,113.9	1,081.1

Gross profit	440.8	345.1
Marketing, general and administrative expense	340.1	304.2
Goodwill and indefinite-lived intangible asset impairment charges	–	832.0
Interest expense	17.5	27.5
Other expense	6.3	97.3

Income (loss) before taxes	$76.9	$(915.9)

As a Percent of Sales:
Gross profit (margin)	28.4%	24.2%
Marketing, general and administrative expense	21.9	21.3
Income (loss) before taxes	4.9	(64.2)

Avery Dennison Corporation
Sales
Sales increased 9% in the first three months of 2010 compared to the same period last year, due largely to higher sales on an organic basis, partially offset by the impact of the extra week in the first three months of 2009. In addition, foreign currency translation had a favorable impact on the change in sales of approximately $67 million in the first three months of 2010.
On an organic basis, sales increased 7% in the first three months of 2010, reflecting increased demand across all major regions, with particular strength in the emerging markets, partially offset by the negative impact of pricing.
Refer to “Results of Operations by Segment” for information by reportable segment.
Gross Profit Margin
Gross profit margin for the first three months of 2010 improved compared to the same period last year, reflecting increased volume and the benefits from restructuring and productivity initiatives.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expense in the first three months of 2010 compared to the same period last year primarily reflected the impact of foreign currency translation (approximately $10 million), variable costs associated with higher volume, and investments in growth and infrastructure, partially offset by savings from restructuring and productivity initiatives.
Goodwill and Indefinite-Lived Intangible Asset Impairment Charges
In the first three months of 2009, we recorded non-cash impairment charges of $832 million for the retail information services reporting unit. Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other Expense

(In millions)	2010	2009

Restructuring costs	$4.7	$17.1
Asset impairment charges and lease cancellation costs	.2	22.0
Other	1.4	58.2

Other expense	$6.3	$97.3

In the first three months of 2010, “Other expense” consisted of charges for severance and other employee-related costs resulting in the reduction in headcount of approximately 230 positions across all segments and geographic regions and asset impairment charges in the Pressure-sensitive Materials segment, as well as accruals for legal settlements.
In the first three months of 2009, “Other expense” consisted of asset impairment and lease cancellation charges, severance and other employee-related costs resulting in the reduction in headcount of approximately 725 positions across all segments and geographic regions, as well as an accrual for a legal settlement and a loss from debt extinguishment. For more information regarding the debt extinguishment, refer to “Financial Condition” and Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income (Loss) and Earnings per Share

(In millions, except per share)	2010	2009

Income (loss) before taxes	$76.9	$(915.9)
Provision for (benefit from) income taxes	22.2	(17.0)

Net income (loss)	$54.7	$(898.9)

Net income (loss) per common share	$.52	$(8.99)
Net income (loss) per common share, assuming dilution	$.51	$(8.99)

Avery Dennison Corporation

(In millions, except per share)	2010	2009

Net income (loss) as a percent of sales	3.5%	(63.0)%

Percent change in:
Net income (loss)	106.1%	(1,414.2)%
Net income (loss) per common share	105.8	(1,384.3)
Net income (loss) per common share, assuming dilution	105.7	(1,402.9)

Provision for (Benefit from) Income Taxes
The effective tax rate for the first three months of 2010 was approximately 29%. In the first three months of 2009, the effective tax rate of approximately 2%, which applied to a loss, resulted in a tax benefit. The effective tax rate for the first three months of 2010 includes a benefit of approximately $3 million from discrete events, primarily the release of certain tax contingencies due to statute expirations, statutory tax rate changes and the release of certain valuation allowances. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE FIRST THREE MONTHS
Pressure-sensitive Materials Segment

(In millions)	2010	2009

Net sales including intersegment sales	$938.6	$846.2
Less intersegment sales	(41.4)	(37.4)

Net sales	$897.2	$808.8
Operating income (loss) (1)	87.8	(.2)

(1) Includes lease cancellation costs in 2009, and restructuring costs, asset impairment charges, and an accrual for legal settlement in both years	$1.9	$48.1

Net Sales
Sales in our Pressure-sensitive Materials segment increased 11% in the first three months of 2010 compared to the same period last year, reflecting higher sales on an organic basis and the favorable impact of foreign currency translation (approximately $48 million), partially offset by the impact of the extra week in the first three months of 2009. On an organic basis, sales grew 8% resulting from higher volume driven by increased demand, partially offset by the negative impact of pricing.
On an organic basis, sales in our roll materials business in the first three months of 2010 increased at a mid single-digit rate in both Europe and North America, and by a rate greater than twenty percent in emerging markets (Asia, Eastern Europe, South America) compared to the same period last year.
On an organic basis, sales in our graphics and reflective business increased at a double-digit rate, reflecting a modest increase in promotional spending by businesses in response to improved market conditions, and new product launches.
Operating Income (Loss)
Increased operating income in the first three months of 2010 reflected higher volume and cost savings from restructuring and productivity improvement initiatives, partially offset by the net impact of changes in pricing and raw material costs. In addition, operating income in the first three months of 2010 included lower restructuring and asset impairment charges and a lower accrual for legal settlement compared to the prior year.
Retail Information Services Segment

(In millions)	2010	2009

Net sales including intersegment sales	$345.5	$315.5
Less intersegment sales	(.7)	(.3)

Net sales	$344.8	$315.2
Operating loss (1) (2)	(.5)	(853.0)

(1) Includes an accrual for legal settlement in 2010, asset impairment charges in 2009, and restructuring costs in both years	$3.4	$9.6
(2) Includes goodwill and indefinite-lived intangible asset impairment charges in 2009	$–	$832.0

Avery Dennison Corporation
Net Sales
Sales in our Retail Information Services segment increased 9% in the first three months of 2010 compared to the same period last year, reflecting higher sales on an organic basis and the favorable impact of foreign currency translation (approximately $9 million), partially offset by the impact of the extra week in the first three months of 2009. On an organic basis, sales increased 10% due in part to significant inventory reductions by apparel retailers during the first half of 2009, as well as improved end-market demand.
Operating Loss
Decreased operating loss in the first three months of 2010 reflected goodwill and indefinite-lived intangible asset impairment charges in the prior year, as well as lower restructuring costs compared to the prior year. The improvement also reflected increased volume and benefits from restructuring and productivity improvement initiatives.
Office and Consumer Products Segment

(In millions)	2010	2009

Net sales including intersegment sales	$180.1	$184.7
Less intersegment sales	(.2)	(.3)

Net sales	$179.9	$184.4
Operating income (1)	19.4	23.4

(1) Includes asset impairment charges in 2009 and restructuring costs in both years	$.7	$2.7

Net Sales
Sales in our Office and Consumer Products segment decreased 2% in the first three months of 2010 compared to the same period last year, reflecting lower sales on an organic basis and the impact of the extra week in the first three months of 2009, partially offset by the favorable impact of foreign currency translation (approximately $6 million). On an organic basis, sales declined 2% due primarily to continued weak end-market demand and changes in customer programs, partially offset by a reduced rate of inventory destocking in the first quarter of 2010 compared to that in the first quarter of 2009.
Operating Income
Decreased operating income in the first three months of 2010 reflected lower sales and higher investment in consumer promotions and marketing, partially offset by benefits from restructuring and productivity improvement initiatives and lower restructuring costs compared to the prior year.
Other specialty converting businesses

(In millions)	2010	2009

Net sales including intersegment sales	$138.6	$121.1
Less intersegment sales	(5.8)	(3.3)

Net sales	$132.8	$117.8
Operating income (loss) (1)	2.8	(27.9)

(1) Includes asset impairment charges in 2009 and restructuring costs in both years	$.3	$15.7

Net Sales
Sales in our other specialty converting businesses increased 13% in the first three months of 2010 compared to the same period last year, reflecting higher sales on an organic basis and the favorable impact of foreign currency translation (approximately $4 million), partially offset by the impact of the extra week in the first three months of 2009. On an organic basis, sales increased 13% due primarily to increased demand for products for automotive applications, which was down significantly in the first quarter of 2009.
Operating Income (Loss)
Operating income in the first three months of 2010 reflected higher volume, the benefit of productivity improvement initiatives, and lower restructuring costs compared to the prior year.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Cash Flow from Operating Activities for the First Three Months:

(In millions)	2010	2009

Net income (loss)	$54.7	$(898.9)
Depreciation and amortization	61.8	71.2
Provision for doubtful accounts	9.0	6.1
Goodwill and indefinite-lived intangible asset impairment charges	–	832.0
Asset impairment and net loss on sale and disposal of assets	.7	25.3
Loss from debt extinguishment	–	21.2
Stock-based compensation	7.5	6.4
Other non-cash items, net	9.6	4.6
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(171.2)	(51.9)

Net cash (used in) provided by operating activities	$(27.9)	$16.0

For cash flow purposes, changes in assets and liabilities and other adjustments, net of the effect of business acquisitions, exclude the impact of foreign currency translation (discussed in “Analysis of Selected Balance Sheet Accounts” below).
In 2010, cash flow from operating activities reflected payments of trade rebates, bonuses and severance and other accrued costs related to various restructuring programs; the timing of collections of accounts receivable; and higher inventory purchases to support an increase in sales. These negative factors were partially offset by higher income from operations and the timing of payments of accounts payable.
In 2009, cash flow from operating activities reflected timing of payments of accounts payable and lower inventory purchases, as well as payments of bonuses and trade rebates, and lower income from operations. These negative factors were partially offset by the timing of collection of accounts receivable.
Cash Flow from Investing Activities for the First Three Months:

(In millions)	2010	2009

Purchase of property, plant and equipment, net	$(13.7)	$(15.0)
Purchase of software and other deferred charges	(5.5)	(8.2)
Proceeds from sale of investments, net	.3	.6

Net cash used in investing activities	$(18.9)	$(22.6)

Capital and Software Spending
During the first three months of 2010 and 2009, we invested in various small capital projects companywide. We also invested in projects associated with the expansion in Japan during the first three month of 2009.
Information technology projects during the first three months of 2010 and 2009 included customer service and standardization initiatives.
Cash Flow from Financing Activities for the First Three Months:

(In millions)	2010	2009

Net change in borrowings and payments of debt	$75.4	$31.7
Dividends paid	(22.4)	(43.7)
Proceeds from exercise of stock options, net	1.0	.2
Other	(1.5)	(2.9)

Net cash provided by (used in) financing activities	$52.5	$(14.7)

Borrowings and Repayment of Debt
On April 13, 2010, subsequent to the end of the first quarter of 2010, we issued $250 million senior notes bearing an interest rate of 5.375% per year, due April 2020. Proceeds from the offering, net of the underwriting discount and offering expenses, were approximately $248 million and were used to repay a portion of the indebtedness outstanding under a term loan credit facility of one of our subsidiaries. The outstanding balance of the term loan credit facility of $325 million was fully repaid in May 2010 using the proceeds from the issuance of the senior notes and commercial paper borrowings.
In March 2009, we completed an exchange of approximately 6.6 million of our Corporate HiMEDS units, or approximately 75.15% of the outstanding Corporate HiMEDS units. In aggregate, the exchange resulted in the extinguishment of approximately $331 million of senior notes that are part of the Corporate HiMEDS units, the issuance of approximately 6.5 million shares of Avery Dennison’s common stock (par value $1.00 per share) with a book value of approximately $297 million, and the payment of approximately $43 million in cash to

Avery Dennison Corporation
participating holders who validly tendered their Corporate HiMEDS units. As a result of this exchange, we recorded a debt extinguishment loss of approximately $21 million, which included a write-off of $9.6 million related to unamortized debt issuance costs. As of April 3, 2010, approximately two million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from us a certain number of common shares in November 2010. The actual number of shares will be dependent upon the stock price at the time. Based upon our share price as of April 3, 2010, the holders would purchase approximately 2 million shares from us.
Refer to Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividend Payments
Our dividend per share was $.20 in first three months of 2010 compared to $.41 in the first three months of 2009, reflecting our decision to reduce dividend per share in the second half of 2009.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill decreased approximately $20 million during the first three months of 2010, which primarily reflected the impact of foreign currency translation.
Other intangibles resulting from business acquisitions, net decreased approximately $12 million during the first three months of 2010, which reflected normal amortization expense ($8 million), as well as the impact of foreign currency translation ($4 million).
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
During the first three months of 2010, other assets decreased due to normal amortization and disposals of software and other deferred charges ($9 million); the impact of foreign currency translation ($2 million); and other ($1 million). These decreases were partially offset by purchases of software and other deferred charges ($6 million) and an increase in cash surrender value of corporate-owned life insurance ($6 million).
Other Shareholders’ Equity Accounts
Our shareholders’ equity was approximately $1.38 billion at April 3, 2010 compared to approximately $1.36 billion at January 2, 2010. The increase in our shareholders’ equity was primarily due to an increase in net income, partially offset by dividend payments and the impact of foreign currency translation.
The value of our employee stock benefit trust decreased $69 million during the first three months of 2010 due to transfers of common shares from the “Employee stock benefit trust” to “Treasury stock at cost” ($56 million) reflecting the funding of employee benefit obligations, the issuance of shares under our employee stock option and incentive plans ($9 million) and a decrease in the market value of shares held in the trust ($4 million).
Impact of Foreign Currency Translation for the First Three Months:

(In millions)	2010	2009

Change in net sales	$67	$(114)
Change in net income	2	(5)

International operations generated approximately 68% of our net sales in the first three months of 2010. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates.
The effect of currency translation on sales in the first three months of 2010 primarily reflected a positive impact from sales in the currencies of Australia, Brazil, Canada and South Korea.
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
Operational Working Capital Ratio
Working capital deficit (current assets minus current liabilities), as a percent of annualized net sales, increased in 2010 primarily due to a decrease in short-term and current portion of long-term debt and an increase in net trade accounts receivable, partially offset by an increase in accounts payable and annualized net sales.
Operational working capital, as a percent of annualized net sales, is a non-GAAP measure and is shown below. We use this non-GAAP measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (that affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount and timing, and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Uses and Limitations of Non-GAAP Measures.” Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio to maximize cash flow and return on investment.
Operational Working Capital for the First Three Months:

(In millions)	2010	2009

(A) Working capital deficit (current assets minus current liabilities)	$(34.9)	$(257.2)
Reconciling items:
Cash and cash equivalents	(143.6)	(83.0)
Current deferred and refundable income taxes and other current assets	(201.0)	(208.6)
Short-term and current portion of long-term debt	628.3	812.4
Current deferred and payable income taxes and other current liabilities	537.4	584.9

(B) Operational working capital	$786.2	$848.5

(C) Annualized net sales (quarterly sales, multiplied by 4)	$6,218.8	$5,297.3 (1)

Working capital deficit, as a percent of annualized net sales (A) ÷ (C)	(.6)%	(4.9)%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	12.6%	16.0%

(1)	Adjusted for the extra week in the first quarter of 2009
As a percent of annualized sales, operational working capital in the first three months of 2010 decreased compared to the same period in the prior year. The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 56 days in the first three months of 2010 compared to 59 days in the first three months of 2009, calculated using the trade accounts receivable balance at quarter end divided by the average daily sales for the quarter. The change from prior year in the average number of days sales outstanding reflected an increase in sales and improved collection efforts.
Inventory Ratio
Average inventory turnover was 8.6 in the first three months of 2010 compared to 7.5 in the first three months of 2009, calculated using the annualized cost of sales (quarterly cost of sales, multiplied by 4, adjusted for the extra week in the first quarter of 2009) divided by the inventory balance at quarter end. The change from prior year in the average inventory turnover reflected the timing of inventory purchases and a continued focus on inventory management.
Accounts Payable Ratio
The average number of days payable outstanding was 57 days in the first three months of 2010 compared to 50 days in the first three months of 2009, calculated using the accounts payable balance at quarter end divided by the average daily cost of products sold for the quarter. The change from prior year in the average number of days payable outstanding reflected the timing of inventory purchases and timing of payments.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At April 3, 2010, we had cash and

Avery Dennison Corporation
cash equivalents of approximately $144 million held in accounts managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, there is no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
Our $1 billion revolving credit facility, which supports our commercial paper programs in the U.S. and Europe, matures in 2012. Based upon our current outlook for our business and market conditions, we believe that this facility, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, provide the liquidity to fund our operations.
We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.
Capital from Debt
Our total debt increased approximately $78 million in the first three months of 2010 to approximately $1.70 billion compared to approximately $1.62 billion at year end 2009, reflecting an increase in commercial paper borrowings to support operational requirements, partially offset by a decrease in long-term borrowings. Refer to “Borrowings and Repayment of Debt” above for further information.
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
Our Credit Ratings as of April 3, 2010:

	Short-term	Long-term	Outlook

Standard & Poor’s Rating Service (“S&P”)	A-2	BBB	Stable
Moody’s Investors Service (“Moody’s”)	P2	Baa2	Negative

Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Legal Proceedings
We and our subsidiaries are involved in various lawsuits, claims, inquiries, and other legal, regulatory and compliance matters, most of which are routine to the nature of the business. Based upon current information, management believes that the impact of the resolution of these matters is not material to our financial position, or is not estimable.
Environmental
As of April 3, 2010, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed upon. We are participating with other PRPs at such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements to be entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
The activity for the first three months of 2010 and full-year 2009 related to environmental liabilities, which include costs associated with compliance and remediation, were as follows:

(In millions)	April 3, 2010	January 2, 2010

Balance at beginning of year	$56.5	$58.5
Purchase price adjustments related to acquisitions	—	2.1
Accruals	.1	1.0
Payments	(1.2)	(5.1)

Balance at end of period	$55.4	$56.5

Avery Dennison Corporation
As of April 3, 2010, approximately $11 million of the total balance was classified as short-term.
These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in site conditions, changes in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements, as well as other factors.
Product Warranty
We provide for an estimate of costs that may be incurred under our basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of products. Factors that affect our warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy our warranty obligation and availability of insurance coverage. Because these factors are impacted by actual experience and future expectations, we assess the adequacy of the recorded warranty liability and adjust the amounts as necessary. As of April 3, 2010, our product warranty liabilities were approximately $1.9 million.
Other
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
We participate in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. Such advances are guaranteed by us. At April 3, 2010, we had guaranteed approximately $17 million.
As of April 3, 2010, we guaranteed up to approximately $17 million of certain of our foreign subsidiaries’ obligations to their suppliers, as well as approximately $213 million of certain of our subsidiaries’ lines of credit with various financial institutions.
As of April 3, 2010, approximately two million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from us a certain number of shares in November 2010. The actual number of shares will be dependent upon the stock price at the time. Based upon our share price as of April 3, 2010, the holders would purchase approximately 2 million shares from us.
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
Limitations associated with the use of our non-GAAP measures include (1) the exclusion of foreign currency translation, the impact of acquisitions and divestitures, and the impact of the extra week in fiscal year 2009 from the calculation of organic sales growth; (2) the exclusion of mandatory debt service requirements, as well as the exclusion of other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases, acquisitions, etc.) for calculation of free cash flow; and (3) the exclusion of cash and cash equivalents, short-term debt, deferred taxes, other current assets, and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses, for the calculation of operational working capital. While some of the items the Company excludes from GAAP measures recur, these items tend to be disparate in amount and timing. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP measures provide information that is useful to the assessment of the Company’s performance and operating trends.
RECENT ACCOUNTING REQUIREMENTS
During the first three months of 2010, certain other accounting and financial disclosure requirements by the Financial Accounting Standards Board and the Securities and Exchange Commission (“SEC”) were issued. Refer to Note 16, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements for more information.

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
Certain of such risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand affecting sales to customers; collection of receivables from customers; impact of competitive products and pricing; selling prices; business mix shift; volatility of capital and credit markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; ability of the Company to obtain adequate financing arrangements and to maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings; changes in tax laws and regulations; changes in governmental regulations; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism and natural disasters; and other factors.
The Company believes that the most significant risk factors that could affect its financial performance in the near-term include (1) the impact of economic conditions on underlying demand for the Company’s products and on the carrying value of its assets; (2) the impact of competitors’ actions, including pricing, expansion in key markets, and product offerings; (3) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume; and (4) the impact of changes in tax laws and regulations throughout the world.
The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making such forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes in the information provided in Part II, Item 7A of the Company’s Form 10-K for the fiscal year ended January 2, 2010.
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

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are involved in various lawsuits, claims, inquiries, and other legal, regulatory and compliance matters, most of which are routine to the nature of the business. Based upon current information, management believes that the impact of the resolution of these matters is not material to the Company’s financial position, or is not estimable.
ITEM 1A. RISK FACTORS
Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to matters described in Part I, Item 1A, of the Company’s Form 10-K for the fiscal year ended January 2, 2010 .
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable

(b)	Not Applicable

(c)	Purchases of Equity Securities by Issuer
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. The Company did not repurchase any registered equity securities in the first three months of 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. (RESERVED)
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 3.1	Restated Certification of Incorporation, as amended as of April 22, 2010

Exhibit 3.2	By-laws, as amended and restated, are incorporated by reference to the current report on Form 8-K, filed April 27, 2010

Exhibit 10.14	2007 Amendment and Restatement of Avery Dennison Corporation Employee Savings Plan

Exhibit 10.18.2	2005 Directors Variable Deferred Compensation Plan, amended and restated

Exhibit 10.31.2	2005 Executive Variable Deferred Retirement Plan, amended and restated

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	D. R. O’Bryant Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	D. R. O’Bryant Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AVERY DENNISON CORPORATION (Registrant)
/s/ Daniel R. O’Bryant
Daniel R. O’Bryant
Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

/s/ Mitchell R. Butier
Mitchell R. Butier
Corporate Vice President, Global Finance, and Chief Accounting Officer (Principal Accounting Officer) May 12, 2010