Form 10-Q
period 2010-07-03
AVERY DENNISON CORPORATION
filed 2010-08-11
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010.
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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of July 31, 2010: 109,911,473

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2010 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
SAFE HARBOR STATEMENT
The matters discussed in this Quarterly Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof and other expressions, which refer to future events and trends, identify forward-looking statements. These forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results, performance or achievements of the Company expressed or implied by such forward-looking statements.
Certain risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand affecting sales to customers; collection of receivables from customers; impact of competitive products and pricing; selling prices; business mix shift; volatility of capital and credit markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; ability of the Company to obtain adequate financing arrangements and to maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings; changes in tax laws and regulations; changes in governmental regulations; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism and natural disasters; and other factors.
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
The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making these forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	July 3, 2010	January 2, 2010

Assets
Current assets:
Cash and cash equivalents	$148.9	$138.1
Trade accounts receivable, less allowances of $57.0 and $56.2 at July 3, 2010 and January 2, 2010, respectively	1,055.8	918.6
Inventories, net	564.1	477.3
Current deferred and refundable income taxes	95.9	103.5
Other current assets	113.7	95.7

Total current assets	1,978.4	1,733.2
Property, plant and equipment	3,083.3	3,207.9
Accumulated depreciation	(1,840.3)	(1,853.2)

Property, plant and equipment, net	1,243.0	1,354.7
Goodwill	906.6	950.8
Other intangibles resulting from business acquisitions, net	240.5	262.2
Non-current deferred and refundable income taxes	210.9	236.6
Other assets	458.1	465.3

	$5,037.5	$5,002.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$526.7	$535.6
Accounts payable	770.5	689.8
Current deferred and payable income taxes	43.8	40.8
Other current liabilities	556.5	601.5

Total current liabilities	1,897.5	1,867.7
Long-term debt	1,060.5	1,088.7
Long-term retirement benefits and other liabilities	546.1	556.0
Non-current deferred and payable income taxes	124.0	127.8
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at July 3, 2010 and January 2, 2010; issued – 124,126,624 shares at July 3, 2010 and January 2, 2010; outstanding – 105,725,110 shares and 105,298,317 shares at July 3, 2010 and January 2, 2010, respectively	124.1	124.1
Capital in excess of par value	711.2	722.9
Retained earnings	1,593.7	1,499.7
Employee stock benefit trust, 4,171,363 shares and 6,744,845 shares at July 3, 2010 and January 2, 2010, respectively	(131.4)	(243.1)
Treasury stock at cost, 14,215,151 shares and 12,068,462 shares at July 3, 2010 and January 2, 2010, respectively	(670.4)	(595.8)
Accumulated other comprehensive loss	(217.8)	(145.2)

Total shareholders’ equity	1,409.4	1,362.6

	$5,037.5	$5,002.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$1,680.1	$1,455.4	$3,234.8	$2,881.6
Cost of products sold	1,189.7	1,065.1	2,303.6	2,146.2

Gross profit	490.4	390.3	931.2	735.4
Marketing, general and administrative expense	338.9	300.1	679.0	604.3
Goodwill and indefinite-lived intangible asset impairment charges	—	—	—	832.0
Interest expense	21.1	20.4	38.6	47.9
Other expense, net	4.6	29.6	10.9	126.9

Income (loss) before taxes	125.8	40.2	202.7	(875.7)
Provision for (benefit from) income taxes	42.0	.4	64.2	(16.6)

Net income (loss)	$83.8	$39.8	$138.5	$(859.1)

Per share amounts:
Net income (loss) per common share	$.79	$.38	$1.31	$(8.41)

Net income (loss) per common share, assuming dilution	$.78	$.38	$1.30	$(8.41)

Dividends	$.20	$.41	$.40	$.82

Average shares outstanding:
Common shares	105.6	105.0	105.5	102.2
Common shares, assuming dilution	106.8	105.7	106.6	102.2

Common shares outstanding at period end	105.7	105.1	105.7	105.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009

Operating Activities
Net income (loss)	$138.5	$(859.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	85.8	94.0
Amortization	35.8	38.6
Provision for doubtful accounts	13.6	9.5
Goodwill and indefinite-lived intangible asset impairment charges	—	832.0
Asset impairment and net loss on sale and disposal of assets	1.1	28.0
Loss from debt extinguishment	1.2	21.2
Stock-based compensation	16.2	13.2
Other non-cash expense and loss	21.5	12.1
Other non-cash income and gain	—	(7.2)
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(170.6)	(49.5)

Net cash provided by operating activities	143.1	132.8

Investing Activities
Purchases of property, plant and equipment, net	(27.4)	(29.7)
Purchases of software and other deferred charges	(10.4)	(14.9)
Proceeds from sale of investments, net	.4	.1
Other	—	(5.0)

Net cash used in investing activities	(37.4)	(49.5)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	48.1	65.4
Additional borrowings (maturities longer than 90 days)	249.8	—
Payments of debt (maturities longer than 90 days)	(340.2)	(73.4)
Dividends paid	(44.5)	(89.6)
Proceeds from exercise of stock options, net	1.6	.2
Other	(8.8)	—

Net cash used in financing activities	(94.0)	(97.4)

Effect of foreign currency translation on cash balances	(.9)	.5

Increase (decrease) in cash and cash equivalents	10.8	(13.6)
Cash and cash equivalents, beginning of year	138.1	105.5

Cash and cash equivalents, end of period	$148.9	$91.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of Avery Dennison Corporation’s (the “Company’s”) interim results. The unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s 2009 audited consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.
The second quarters of 2010 and 2009 consisted of thirteen-week periods ending July 3, 2010 and July 4, 2009, respectively. The interim results of operations are not necessarily indicative of future financial results.
Financial Presentation
Certain prior year amounts have been reclassified to conform with the current year presentation.
Note 2. Inventories
Inventories consisted of:

(In millions)	July 3, 2010	January 2, 2010

Raw materials	$249.8	$217.9
Work-in-progress	135.3	119.6
Finished goods	242.5	205.2

Inventories at lower of FIFO cost or market (approximates replacement cost)	627.6	542.7
Inventory reserves	(63.5)	(65.4)

Inventories, net	$564.1	$477.3

Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
Changes in the net carrying amount of goodwill from operations for 2010 and 2009, by reportable segment, were as follows:

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Total

Balance as of December 27, 2008	$334.4	$1,211.6	$167.2	$3.5	$1,716.7
Acquisition adjustments(1)	—	30.9	—	—	30.9
Goodwill impairment charges	—	(820.0)	—	—	(820.0)
Translation adjustments	17.0	.3	5.8	.1	23.2

Balance as of January 2, 2010	$351.4	$422.8	$173.0	$3.6	$950.8

Acquisitions	—	.7	—	—	.7
Translation adjustments	(25.2)	(6.4)	(13.2)	(0.1)	(44.9)

Balance as of July 3, 2010	$326.2	$417.1	$159.8	$3.5	$906.6

Goodwill Summary:
Goodwill	$326.2	$1,237.1	$159.8	$3.5	$1,726.6
Accumulated impairment losses	—	(820.0)	—	—	(820.0)

Balance as of July 3, 2010	$326.2	$417.1	$159.8	$3.5	$906.6

(1)	Acquisition adjustments in 2009 consisted of opening balance sheet adjustments associated with the DM Label Group (“DM Label”) acquisition in April 2008 of $32.6 and other acquisition adjustments of $(1.7).
In the first quarter of 2009, the Company recorded a non-cash impairment charge of $820 million for the retail information services reporting unit, with no additional impairment charges recorded thereafter.

Avery Dennison Corporation
Indefinite-Lived Intangible Assets
In connection with the acquisition of Paxar Corporation, the Company acquired approximately $30 million of indefinite-lived intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. In the first quarter of 2009, the Company recorded a non-cash impairment charge of $12 million related to these indefinite-lived intangible assets, with no additional impairment charges recorded thereafter. The carrying value of these indefinite-lived intangible assets was $17.8 million and $17.9 million at July 3, 2010 and January 2, 2010, respectively, which included $.2 million and $.1 million of negative currency impact, respectively.
Finite-Lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at July 3, 2010 and January 2, 2010, which continue to be amortized:

	July 3, 2010			January 2, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$283.2	$102.5	$180.7	$295.0	$94.8	$200.2
Patents and other acquired technology	53.5	25.8	27.7	53.6	23.5	30.1
Trade names and trademarks	42.2	35.2	7.0	47.0	39.8	7.2
Other intangibles	14.7	7.4	7.3	13.9	7.1	6.8

Total	$393.6	$170.9	$222.7	$409.5	$165.2	$244.3

Amortization expense on finite-lived intangible assets resulting from business acquisitions was $8.1 million and $16.3 million for the three and six months ended July 3, 2010, respectively, and $8.4 million and $17 million for the three and six months ended July 4, 2009, respectively. As of July 3, 2010, the estimated amortization expense for finite-lived intangible assets resulting from completed business acquisitions for each of the next five fiscal years is expected to be approximately $33 million in 2010, $33 million in 2011, $33 million in 2012, $31 million in 2013, and $27 million in 2014.
As of July 3, 2010, the weighted-average amortization periods from the date of acquisition and weighted-average remaining useful lives of finite-lived intangible assets were as follows:

	Weighted-average	Weighted-
	amortization	average
	periods from the	remaining
(In years)	date of acquisition	useful life

Customer relationships	13	8
Patents and other acquired technology	13	7
Trade names and trademarks	12	5
Other intangibles	7	4

Note 4. Debt
On April 13, 2010, the Company issued $250 million senior notes bearing an interest rate of 5.375% per year, due April 2020. Proceeds from the offering, net of underwriting discounts and offering expenses, were approximately $248 million and were used to repay a portion of the indebtedness outstanding under a term loan credit facility of one of the Company’s wholly-owned subsidiaries. The outstanding balance of the term loan credit facility of $325 million was fully repaid in May 2010 using the proceeds from the issuance of the senior notes and commercial paper borrowings. In the second quarter of 2010, the Company recorded a debt extinguishment loss of $1.2 million (included in “Other expense, net” in the unaudited Consolidated Statement of Income) related to unamortized debt issuance costs from the term loan.
On March 10, 2009, the Company completed an exchange of approximately 6.6 million (or 75.15%) of its HiMEDS units. In aggregate, the exchange resulted in the extinguishment of approximately $331 million of senior notes that are part of the Corporate HiMEDS units, the issuance of approximately 6.5 million shares of the Company’s common stock (par value $1.00 per share) with a book value of approximately $297 million, and the payment of approximately $43 million in cash to participating holders who validly tendered their Corporate HiMEDS units. As a result of this exchange, the Company recorded a debt extinguishment loss of approximately $21 million (included in “Other expense, net” in the unaudited Consolidated Statement of Income) in the first quarter of 2009, which included a write-off of $9.6 million related to unamortized debt issuance costs. Refer to Note 14, “Commitments and Contingencies,” for further information.

Avery Dennison Corporation
As of July 3, 2010, the Company was in compliance with its financial covenants.
The fair value of the Company’s debt is estimated based on the discounted amount of future cash flows using the current rates offered to the Company for debt of similar remaining maturities. The fair value of the Company’s total debt, including short-term borrowings, was $1.61 billion at July 3, 2010 and $1.60 billion at January 2, 2010. Fair value amounts were determined primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.
Note 5. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits
	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$6.1	$2.3	$4.6	$2.9	$11.5	$4.8	$10.0	$5.7
Interest cost	10.0	6.0	9.3	6.2	20.2	12.4	19.1	12.4
Expected return on plan assets	(12.1)	(6.3)	(12.1)	(6.5)	(24.4)	(13.1)	(24.3)	(12.9)
Recognized net actuarial loss	4.6	.6	1.8	.5	9.1	1.2	5.1	1.0
Amortization of prior service cost	.2	.1	.2	.1	.4	.2	.4	.2
Amortization of transition asset	—	(.1)	—	(.2)	—	(.2)	—	(.3)
Recognized loss on curtailment and settlement of obligation	—	1.9	—	—	—	1.9	—	—

Net periodic benefit cost	$8.8	$4.5	$3.8	$3.0	$16.8	$7.2	$10.3	$6.1

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Components of net periodic benefit cost:
Service cost	$.4	$.3	$.7	$.5
Interest cost	.5	.5	1.0	1.0
Recognized net actuarial loss	.5	.4	1.0	.8
Amortization of prior service cost	(.5)	(.5)	(1.0)	(1.0)

Net periodic benefit cost	$.9	$.7	$1.7	$1.3

The Company contributed $1.6 million and $3.8 million to its U.S. pension plans during the six months ended July 3, 2010 and July 4, 2009, respectively. The Company expects to contribute between $25 million to $30 million to its U.S. pension plans for the remainder of 2010. Additionally, the Company contributed $1.6 million and $1.3 million to its U.S. postretirement health benefit plan during the six months ended July 3, 2010 and July 4, 2009, respectively. For the remainder of 2010, the Company expects to contribute an additional $1.5 million to its U.S. postretirement health benefit plan.
The Company contributed approximately $14 million and approximately $20 million to its international pension plans during the six months ended July 3, 2010 and July 4, 2009, respectively. For the remainder of 2010, the Company expects to contribute an additional $4 million to its international pension plans.
The Company recognized $2.8 million and $6.3 million for the three and six months ended July 3, 2010, respectively, and $2.7 million and $4 million for the three and six months ended July 4, 2009, respectively, related to the Company’s matching contributions to participant contributions in the Company’s defined contribution plan. This expense was recorded in “Marketing, general and administrative expense” in the unaudited Consolidated Statement of Income and was funded through the issuance of shares from the Company’s Employee Stock Benefit Trust.
Note 6. Research and Development
Research and development expense for the three and six months ended July 3, 2010 was $23.5 million and $46.3 million, respectively.

Avery Dennison Corporation
For the three and six months ended July 4, 2009, research and development expense was $21.6 million and $44.8 million, respectively.
Note 7. Stock-Based Compensation
Net income included stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $8.6 million and $16.2 million for the three and six months ended July 3, 2010, respectively, and $6.8 million and $13.2 million for the three and six months ended July 4, 2009, respectively. Total stock-based compensation expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statement of Income and was recorded in corporate expense and the Company’s operating segments, as appropriate.
In February 2010 and April 2010, the Company granted its annual stock-based compensation awards to its employees and directors, respectively. Awards granted to retirement-eligible employees are treated as though the awards were immediately vested; as a result, the compensation expense related to these awards of $.6 million and $.9 million was recognized during the six months ended July 3, 2010 and July 4, 2009, respectively, and was included in the stock-based compensation expense noted above.
As of July 3, 2010, the Company had approximately $61 million of unrecognized compensation cost related to unvested stock options, PUs, RSUs and restricted stock under the Company’s plans. The total unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service period of approximately three years for stock options and approximately two years for RSUs, PUs and restricted stock, respectively.
Note 8. Cost Reduction Actions
Severance charges under the restructuring actions below were recorded to “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Severance and related costs represent cash paid or to be paid to employees terminated under these actions. Asset impairments are based on the estimated market value of the assets. Charges below are included in “Other expense, net” in the unaudited Consolidated Statement of Income.
2010
During the first six months of 2010, the Company continued its cost reduction efforts that were initiated in late 2008 and recorded $7.4 million in pretax charges, which consisted of $6.6 million of severance and related costs and $.8 million of asset impairment charges. These actions are resulting in a reduction of approximately 280 positions. As of July 3, 2010, approximately 130 of these employees remain with the Company and are expected to leave in 2010. The table below details the accruals and payments related to these actions:

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Total

Total severance and related costs accrued during the quarters ended:
April 3, 2010	$1.5	$2.2	$.7	$.3	$4.7
July 3, 2010	2.0	—	(.1)	—	1.9

Total expense accrued during 2010	3.5	2.2	.6	.3	6.6
2010 Settlements	(1.5)	(1.2)	—	—	(2.7)

Balance at July 3, 2010	$2.0	$1.0	$.6	$.3	$3.9

Asset Impairment
Machinery and equipment	$.2	$.2	$—	$—	$.4
Buildings	—	.4	—	—	.4

	$.2	$.6	$—	$—	$.8

2009
In 2009, the Company continued its cost reduction efforts that were initiated in late 2008, resulting in a reduction of approximately 3,335 positions, impairment of certain assets, and lease cancellations. At July 3, 2010, approximately 420 of these employees remain with the Company and are expected to leave in 2010. Pretax charges related to these actions totaled $129.1 million, including severance and related costs of $86.8 million, impairment of fixed assets, buildings, land and patents of $39.9 million, and lease cancellation charges of $2.4 million. The table below details the accruals and payments related to these actions:

Avery Dennison Corporation

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Total

Total severance and related costs accrued during the quarters ended:
April 4, 2009	$7.6	$5.8	$.9	$2.8	$17.1
July 4, 2009	13.4	4.6	.3	7.5	25.8
October 3, 2009	3.9	21.0	(.2)	2.3	27.0
January 2, 2010	2.3	6.3	8.0	.3	16.9

Total expense accrued during 2009	27.2	37.7	9.0	12.9	86.8
2009 Settlements	(19.5)	(23.6)	(.3)	(11.0)	(54.4)
2010 Settlements	(6.6)	(9.3)	(5.7)	(1.7)	(23.3)

Balance at July 3, 2010	$1.1	$4.8	$3.0	$.2	$9.1

Asset Impairments
Machinery and equipment	$2.7	$10.6	$.7	$14.0	$28.0
Buildings	.7	2.4	3.9	.9	7.9
Land	.1	—	—	—	.1
Patents	1.9	.2	.4	1.4	3.9
Other
Lease cancellations	1.7	.7	—	—	2.4

	$7.1	$13.9	$5.0	$16.3	$42.3

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
As of July 3, 2010, the U.S. dollar equivalent notional values of the Company’s outstanding commodity contracts and foreign currency contracts were $11.7 million and approximately $1 billion, respectively.
The Company recognizes all derivative instruments as either assets or liabilities at fair value. The Company designates commodity forward contracts on forecasted purchases of commodities and foreign currency contracts on forecasted transactions as cash flow hedges and designates foreign currency contracts on existing balance sheet items as fair value hedges.
On April 1, 2010, the Company entered into a contract to lock in the Treasury rate component of the interest rate on its $250 million debt issuance, which is discussed in Note 4, “Debt.” On April 9, 2010, the contract settled at a loss of $.3 million which is being amortized into interest expense over the term of the related debt.
The following table provides the balances and locations of derivatives as of July 3, 2010:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$10.7	Other current liabilities	$11.3
Commodity contracts	Other current assets	.2	Other current liabilities	3.0

		$10.9		$14.3

Avery Dennison Corporation
The following table provides the balances and locations of derivatives as of January 2, 2010:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$5.0	Other current liabilities	$6.5
Commodity contracts	Other current assets	.5	Other current liabilities	3.5

		$5.5		$10.0

Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings, resulting in no net material impact to income.
The following table provides the components of the gain (loss) recognized in income related to fair value hedging contracts. The corresponding gains or losses on the underlying hedged items approximated the net gain (loss) on these fair value hedging contracts.

		Three Months Ended		Six Months Ended
(In millions)	Location of Gain (Loss) in Income	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Foreign exchange contracts	Cost of products sold	$(1.1)	$(.6)	$(1.9)	$(1.7)
Foreign exchange contracts	Marketing, general and administrative expense	17.4	.7	33.3	24.9

		$16.3	$.1	$31.4	$23.2

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
The following table provides the components of the gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion) related to cash flow hedging contracts:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Foreign exchange contracts	$(2.3)	$(3.6)	$(3.3)	$(3.7)
Commodity contracts	(.2)	.4	(2.5)	(2.9)
Interest rate contract	(1.5)	—	(0.3)	—

	$(4.0)	$(3.2)	$(6.1)	$(6.6)

The following table provides the components of the gain (loss) reclassified from accumulated other comprehensive loss (effective portion) related to cash flow hedging contracts:

		Three Months Ended		Six Months Ended
(In millions)	Location of Gain (Loss) in Income	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Foreign exchange contracts	Cost of products sold	$(.2)	$(1.9)	$(.9)	$.3
Commodity contracts	Cost of products sold	(1.1)	(1.0)	(2.7)	(3.1)
Interest rate contracts	Interest expense	(.8)	(.9)	(1.8)	(4.8)

		$(2.1)	$(3.8)	$(5.4)	$(7.6)

As of July 3, 2010, a net loss of approximately $9 million is expected to be reclassified from accumulated other comprehensive loss to earnings within the next 12 months. See Note 12, “Comprehensive Income (Loss),” for more information.
The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not significant for the three and six months ended July 3, 2010 and July 4, 2009, respectively.
Foreign Currency
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) decreased net income by $1.9 million and $3 million for the three and six months ended July 3, 2010, respectively. Transactions in foreign currencies decreased net income by $2.2 million and increased net loss by $1.8 million for the three and six

Avery Dennison Corporation
months ended July 4, 2009, respectively. These amounts exclude the effects from translation of foreign currencies on the Company’s financial statements.
In the three and six months ended July 3, 2010 and July 4, 2009, respectively, no translation gains or losses for hyperinflationary economies were recognized in net income (loss) since the Company had no operations in hyperinflationary economies.
Note 10. Taxes Based on Income
The effective tax rate for the three and six months ended July 3, 2010 was approximately 33% and approximately 32%, respectively. The effective tax rate for the three months ended July 4, 2009 was approximately 1%. The effective tax rate for the six months ended July 4, 2009 was approximately 2%, which, when applied to the loss, resulted in a tax benefit. The effective tax rate for the first six months of 2010 included an immaterial net impact from discrete events, as the $3 million benefit in the first quarter of 2010 was offset by the $3 million expense in the second quarter of 2010. Discrete events are primarily related to tax contingencies, statutory tax rate changes and the release of certain valuation allowances. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.
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
It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions by approximately $57 million, primarily as the result of cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $14 million relating to gross uncertain tax positions could be paid within the next 12 months.
Note 11. Net Income (Loss) Per Share
Net income (loss) per common share amounts were computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

(A) Net income (loss) available to common shareholders	$83.8	$39.8	$138.5	$(859.1)

(B) Weighted-average number of common shares outstanding	105.6	105.0	105.5	102.2
Dilutive shares (additional common shares issuable under employee stock-based awards)	1.2	.7	1.1	—

(C) Weighted-average number of common shares outstanding, assuming dilution	106.8	105.7	106.6	102.2

Net income (loss) per common share (A) ÷ (B)	$.79	$.38	$1.31	$(8.41)

Net income (loss) per common share, assuming dilution (A) ÷ (C)	$.78	$.38	$1.30	$(8.41)

Certain employee stock-based awards were not included in the computation of net income (loss) per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock-based awards excluded from the computation totaled approximately 8 million shares and approximately 9 million shares for the three and six months ended July 3, 2010, respectively, and approximately 11 million shares for the three months ended July 4, 2009.
In the six months ended July 4, 2009, the effect of normally dilutive securities (for example, employee stock-based awards) was not dilutive because the Company generated a net operating loss. Employee stock-based awards excluded from the computation totaled approximately 12 million shares for the six months ended July 4, 2009.
Note 12. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss), foreign currency translation adjustment, net actuarial loss, prior service cost

Avery Dennison Corporation
and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income (loss) was $37.5 million and $66 million for the three and six months ended July 3, 2010, respectively, and $102.9 million and $(839.1) million for the three and six months ended July 4, 2009, respectively.
The components of accumulated other comprehensive loss (net of tax, with the exception of the foreign currency translation adjustment) were as follows:

(In millions)	July 3, 2010	January 2, 2010

Foreign currency translation adjustment	$90.5	$169.2
Net actuarial loss, prior service cost and net transition assets, less amortization	(296.6)	(303.4)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(11.7)	(11.0)

Accumulated other comprehensive loss	$(217.8)	$(145.2)

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, were as follows:

(In millions)	July 3, 2010	January 2, 2010

Beginning accumulated derivative loss	$(11.0)	$(15.8)
Net loss reclassified to earnings	5.4	15.2
Net change in the revaluation of hedging transactions	(6.1)	(10.4)

Ending accumulated derivative loss	$(11.7)	$(11.0)

Note 13. Fair Value Measurements
Recurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of July 3, 2010:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$12.1	$12.1	$—	$—
Derivative assets	10.9	.2	10.7	—

Liabilities:
Derivative liabilities	$14.3	$3.0	$11.3	$—

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 2, 2010:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$11.9	$11.9	$—	$—
Derivative assets	5.5	.5	5.0	—

Liabilities:
Derivative liabilities	$10.0	$3.5	$6.5	$—

Available for sale securities are measured at fair value using quoted prices and classified within Level 1 of the valuation hierarchy. Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the

Avery Dennison Corporation
valuation hierarchy. Derivatives measured based on inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.
Non-recurring Fair Value Measurements
The following table summarizes the fair value measurements of assets on a non-recurring basis during the six months ended July 3, 2010:

Fair Value Measurements Using
		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs	Total
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Losses

Long-lived assets	$1.9	$—	$1.9	$—	$(.5)

Long-lived assets with carrying amounts totaling $2.4 million were written down to their fair values of $1.9 million, resulting in an impairment charge of $.5 million for the three and six months ended July 3, 2010, respectively, which were included in “Other expense, net” in the unaudited Consolidated Statement of Income.
The following table summarizes the fair value measurements of assets on a non-recurring basis during the six months ended July 4, 2009:

		Fair Value Measurements Using
		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs	Total
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Losses

Goodwill	$415.0	$—	$—	$415.0	$(820.0)
Indefinite-lived intangible assets	18.0	—	—	18.0	(12.0)
Long-lived assets	5.5	—	2.6	2.9	(15.0)

Long-lived assets with carrying amounts totaling $20.5 million were written down to their fair values of $5.5 million, resulting in an impairment charge of $2.6 million and $15 million for the three and six months ended July 4, 2009, respectively, which was included in “Other expense, net” in the unaudited Consolidated Statement of Income.
Goodwill with a carrying amount of $1.2 billion was written down to its implied fair value of $415 million, resulting in a non-cash impairment charge of $820 million. Additionally, certain indefinite-lived assets with a total carrying value of approximately $30 million were written down to their implied fair value of $18 million, resulting in a non-cash impairment charge of $12 million. These charges are included in “Goodwill and indefinite-lived intangible asset impairment charges” in the unaudited Consolidated Statement of Income for the three and six months ended July 4, 2009, respectively. Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” for further information.
Note 14. Commitments and Contingencies
Legal Proceedings
The Company provides the following update to the disclosure contained in its Annual Report on Form 10-K for the year ended January 2, 2010.
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial

Avery Dennison Corporation
purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended its complaint to add Bemis’ subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005, in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. Without admitting liability, the Company agreed to pay plaintiffs $2 million to resolve all claims related to the purported state class actions in the states of Kansas, Nebraska, Tennessee and Vermont. Those settlements were approved by the Tennessee court on March 12, 2010. The Company recorded $2 million in the third quarter of 2009 in respect of the settlement of those claims, and made that payment on December 28, 2009. Also, without admitting any liability, the Company paid $2.5 million on July 15, 2010 to resolve all claims in the California action. This settlement was preliminarily approved by the California court on July 23, 2010 with the final approval hearing scheduled for December 2010. In respect of settlement of this claim, the Company recorded $.7 in the fourth quarter of 2009 and $.3 and $1.5 million in the first and second quarters of 2010, respectively.
The Company and its subsidiaries are involved in various other lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of the Company’s business. Based upon current information, management believes that the impact of the resolution of these other matters is not material to the Company’s financial position, or is not estimable.
Environmental
As of July 3, 2010, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
The activity for the first six months of 2010 related to environmental liabilities, which includes costs associated with compliance and remediation, was as follows:

(In millions)

Balance at January 2, 2010	$56.5
Purchase price adjustments related to acquisitions	—
Accruals	.4
Payments	(2.6)

Balance at July 3, 2010	$54.3

As of July 3, 2010, approximately $11 million of the total balance was classified as short-term.
These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in site conditions, changes in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements, as well as other factors.
Product Warranty
The Company provides for an estimate of costs that may be incurred under its basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of the product. Factors that affect the Company’s warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy the Company’s warranty obligation and availability of insurance coverage. Because these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. As of July 3, 2010, the Company’s product warranty liabilities were $1.8 million.

Avery Dennison Corporation
Other
On September 9, 2005, the Company completed the lease financing for a commercial facility located in Mentor, Ohio, used primarily for the headquarters and research center for its roll materials division. The facility consists generally of land, buildings, equipment and office furnishings. The Company leases the facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million.
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. These advances are guaranteed by the Company. At July 3, 2010, the Company had guaranteed approximately $14 million.
As of July 3, 2010, the Company guaranteed up to approximately $17 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $411 million of certain subsidiaries’ lines of credit with various financial institutions.
As of July 3, 2010, approximately 2 million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from the Company a certain number of shares in November 2010, dependent upon the stock price at the time. Based upon the Company’s share price as of July 3, 2010, the holders would purchase approximately 2 million shares from the Company. Refer to Note 4. “Debt,” for further information.
Note 15. Segment Information
Financial information by reportable segment and other businesses is set forth below. Certain prior year amounts have been restated to reflect a transfer of a business from the Retail Information Services segment to other specialty converting businesses.

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$923.9	$793.6	$1,821.1	$1,602.4
Retail Information Services	411.9	330.9	756.7	646.1
Office and Consumer Products	208.9	216.9	388.8	401.3
Other specialty converting businesses	135.4	114.0	268.2	231.8

Net sales to unaffiliated customers	$1,680.1	$1,455.4	$3,234.8	$2,881.6

Intersegment sales:
Pressure-sensitive Materials	$38.6	$35.1	$80.0	$72.5
Retail Information Services	.5	.2	1.2	.5
Office and Consumer Products	.2	.1	.4	.4
Other specialty converting businesses	9.1	3.7	14.9	7.0
Eliminations	(48.4)	(39.1)	(96.5)	(80.4)

Intersegment sales	$—	$—	$—	$—

Income (loss) before taxes:
Pressure-sensitive Materials	$87.5	$50.6	$175.3	$50.4
Retail Information Services	35.6	(5.1)	35.1	(858.1)
Office and Consumer Products	31.5	34.5	50.9	57.9
Other specialty converting businesses	4.2	(11.2)	7.0	(39.1)
Corporate expense	(11.9)	(8.2)	(27.0)	(38.9)
Interest expense	(21.1)	(20.4)	(38.6)	(47.9)

Income (loss) before taxes	$125.8 (1)	$40.2 (2)	$202.7 (3)	$(875.7	)(4)

(1)	Operating income for the second quarter of 2010 included “Other expense, net” totaling $4.6, consisting of restructuring costs of $1.9, asset impairment charges of $.6, a loss from curtailment and settlement of a foreign pension obligation of $1.9, and a loss of $1.2 from debt extinguishment, partially offset by a gain on sale of investment of $(.5) and net gain on legal settlements of $(.5). Of the total $4.6, the Pressure-sensitive Materials segment recorded $1.5, the Retail Information Services segment recorded $.6, the Office and Consumer Products segment recorded $1.8, and corporate recorded $.7.

Avery Dennison Corporation

(2)	Operating income for the second quarter of 2009 included “Other expense, net” totaling $29.6, consisting of restructuring costs of $25.8, asset impairment charges of $3.3, and lease cancellation charges of $.5. Of the total $29.6, the Pressure-sensitive Materials segment recorded $13.8, the Retail Information Services segment recorded $5.1, the Office and Consumer Products segment recorded $3, and the other specialty converting businesses recorded $7.7.

(3)	Operating income for the first six months of 2010 included “Other expense, net” totaling $10.9, consisting of restructuring costs of $6.6, asset impairment charges of $.8, a loss from curtailment and settlement of a foreign pension obligation of $1.9, a loss of $1.2 from debt extinguishment, and net legal settlement costs of $.9, partially offset by a gain on sale of investment of $(.5). Of the total $10.9, the Pressure-sensitive Materials segment recorded $3.4, the Retail Information Services segment recorded $4, the Office and Consumer Products segment recorded $2.5, the other specialty converting businesses recorded $.3, and corporate recorded $.7.

(4)	Operating loss for the first six months of 2009 included “Other expense, net” totaling $126.9, consisting of restructuring costs of $42.9, asset impairment charges of $25.2, lease cancellation charges of $.6, legal settlement costs of $37, and a loss of $21.2 from debt extinguishment. Of the total $126.9, the Pressure-sensitive Materials segment recorded $61.9, the Retail Information Services segment recorded $14.7, the Office and Consumer Products segment recorded $5.7, the other specialty converting businesses recorded $23.4, and corporate recorded $21.2.

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
In June 2009, FASB issued changes to consolidation accounting. Among other items, these changes respond to concerns about the application of certain key provisions of previous accounting standards, including those regarding the transparency of the involvement with variable interest entities. The Company adopted these changes at the beginning of 2010. These changes did not have a material impact on the Company’s financial condition, results of operations, cash flows, or disclosures.
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
In April 2009, FASB issued changes to disclosure requirements regarding fair value of financial instruments, which require disclosure about fair value of financial instruments, whether recognized or not recognized in the unaudited Condensed Consolidated Balance Sheet, in interim financial information. These changes also require fair value information to be presented together with the related carrying amount and disclosure regarding the methods and significant assumptions used to estimate fair value. These changes were effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in Note 4, “Debt.”
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

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements. It includes the following sections:

Non-GAAP Financial Measures	17
Forward-Looking Statements	18
Overview and Outlook	18
Analysis of Results of Operations for the Second Quarter	20
Results of Operations by Segment for the Second Quarter	21
Analysis of Results of Operations for the Six Months Year-to-Date	23
Results of Operations by Segment for the Six Months Year-to-Date	24
Financial Condition	26
Recent Accounting Requirements	30
NON-GAAP FINANCIAL MEASURES
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Our discussion of financial results includes several non-GAAP financial measures to provide additional information concerning our operating performance and liquidity measures. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures. These non-GAAP financial measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP. Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP financial measures provide information that is useful to the assessment of our performance and operating trends, as well as liquidity.
Non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period. By excluding certain accounting effects, both positive and negative (e.g. restructuring charges, asset impairments, legal settlements, certain effects of acquisitions and related integration costs, loss from debt extinguishment, loss from curtailment and settlement of pension obligations, gains or losses on sale of certain assets), from certain of our GAAP financial measures, we believe that we are providing meaningful supplemental information to facilitate an understanding of our “core” or “underlying” operating results and liquidity measures. These non-GAAP financial measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period.
We use the following non-GAAP financial measures:
•	Organic sales growth (decline) refers to the change in sales excluding the estimated impact of currency translation and the extra week in fiscal year 2009;

•	Segment operating income (loss) refers to income (loss) before interest and taxes;

•	Free cash flow refers to cash flow from operations and net proceeds from sale of investments, less net payments for capital expenditures, software and other deferred charges;

•	Operational working capital refers to trade accounts receivable and inventories, net of accounts payable.
Limitations associated with the use of our non-GAAP financial measures include (1) the exclusion of foreign currency translation, the impact of acquisitions and divestitures, and the impact of the extra week in fiscal year 2009 from the calculation of organic sales growth; (2) the exclusion of interest expense and taxes from the calculation of segment operating income (loss); (3) the exclusion of mandatory debt service requirements, as well as the exclusion of other uses of the cash generated by operating activities that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases, acquisitions) from the calculation of free cash flow; and (4) the exclusion of cash and cash equivalents, short-term debt, deferred taxes, other current assets, and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses, from the calculation of operational working capital. While some of the items we exclude from GAAP financial measures recur, these items tend to be disparate in amount and timing.

Avery Dennison Corporation
FORWARD-LOOKING STATEMENTS
Certain statements contained in this discussion are “forward-looking statements” and are subject to certain risks and uncertainties. Refer to our “Safe Harbor Statement” contained at the beginning of this report.
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales increased 15% and 12% in the second quarter and first six months of 2010, respectively, compared to the same periods in 2009.

	Three Months Ended		Six Months Ended
Estimated change in sales due to:	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Organic sales growth (decline)	14%	(14)%	11%	(14)%
Extra week in fiscal year 2009 (1)	—	—	(2)	4
Foreign currency translation	1	(7)	3	(7)

Reported sales growth (decline) (2)	15%	(20)%	12%	(17)%

(1)	Our 2009 fiscal year includes a 53-week period, with the extra week reflected in the first quarter. Normally, each fiscal year consists of 52 weeks, but every fifth or sixth year consists of 53 weeks. The estimated impact of the extra week on growth rates for each period reflected both the number of days and the impact of holidays in each period.

(2)	Totals may not sum due to rounding.
Net Income (Loss)
Net income increased approximately $44 million and $998 million in the second quarter and first six months of 2010, respectively, compared to the same periods in 2009. Net loss in 2009 included an impairment of goodwill and indefinite-lived intangible assets totaling $832 million.
Factors affecting changes in net income in the first six months of 2010 compared to the same period last year included:
Positive factors:
•	No impairment of goodwill and indefinite-lived intangible assets, which impacted results in the prior year

•	Higher volume

•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Lower restructuring, asset impairment, and lease cancellation charges related to cost reduction actions

•	Lower accrual for legal settlements

•	Lower loss on debt extinguishment
Negative factors:
•	Higher tax expense resulting from higher taxable income and a higher tax rate

•	Higher employee-related costs

•	Investments in growth and infrastructure

•	Impact of changes in pricing
Cost Reduction Actions
Q4 2008 – 2010 Actions
In the fourth quarter of 2008, we initiated a series of restructuring actions that generated approximately $180 million in annualized savings by the end of the second quarter of 2010. We realized actual savings, net of transition costs, of $75 million in 2009 and an incremental $47 million in the first half of 2010. We expect to incur approximately $155 million in restructuring charges associated with these actions, of which approximately $110 million represents cash charges.
From the fourth quarter of 2008 through the end of the second quarter of 2010, we recorded approximately $149 million in pretax charges related to these restructuring actions, consisting of severance and related costs, asset impairment charges, and lease cancellation costs. Severance and related costs were related to approximately 4,315 positions.

Avery Dennison Corporation
The remainder of the costs associated with these actions are expected to be incurred during 2010.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
The effective tax rate for the first six months of 2010 was approximately 32%. For the same period in 2009, the effective tax rate of approximately 2%, which, when applied to the loss, resulted in a tax benefit. The effective tax rate for the first six months of 2010 included an immaterial net impact from discrete events, as the $3 million benefit in the first quarter of 2010 was offset by the $3 million expense in the second quarter of 2010. Discrete events are primarily related to tax contingencies, statutory tax rate changes and the release of certain valuation allowances. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
Free Cash Flow
We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock. Management believes that this measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company. This non-GAAP financial measure is not intended to represent the residual cash available for discretionary purposes.

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net cash provided by operating activities	$143.1	$132.8
Purchases of property, plant and equipment, net	(27.4)	(29.7)
Purchases of software and other deferred charges	(10.4)	(14.9)
Proceeds from sale of investments, net	.4	.1

Free cash flow	$105.7	$88.3

Free cash flow in the first six months of 2010 reflected higher income from operations and the timing of inventory purchases and related payments, as well as lower net spending on property, plant, and equipment, software, and other deferred charges. These factors were partially offset by the timing of collections of accounts receivable, higher inventory purchases to support the increase in sales, as well as payments of severance and other accrued costs related to various restructuring programs, bonuses and trade rebates. See “Analysis of Results of Operations” and “Liquidity” below for more information.
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
We anticipate restructuring charges and other items included in “Other expense, net” to be approximately $15 million to $20 million. We expect to realize an incremental $70 million of restructuring savings, net of transition costs, from the Q4 2008 – 2010 Actions.
We anticipate lower interest expense (approximately $75 million) due primarily to retirements of certain indebtedness. Our assumptions on interest expense are subject to changes in market rates through the remainder of the year.
The annual effective tax rate may be impacted by future events including changes in tax laws, geographic income mix, repatriation of cash, tax audits, closure of tax years, legal entity restructuring, and changes in valuation allowances on deferred tax assets. The effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements and the recognition of discrete events.
We anticipate increased investment in new growth opportunities and infrastructure, including higher spend related to innovation, as well as demand creation in the Office and Consumer Products segment.
We anticipate our capital and software expenditures to be in the range of $125 million to $150 million.

Avery Dennison Corporation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income Before Taxes

	Three Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales	$1,680.1	$1,455.4
Cost of products sold	1,189.7	1,065.1

Gross profit	490.4	390.3
Marketing, general and administrative expense	338.9	300.1
Interest expense	21.1	20.4
Other expense, net	4.6	29.6

Income before taxes	$125.8	$40.2

As a Percent of Sales:
Gross profit margin	29.2%	26.8%
Marketing, general and administrative expense	20.2	20.6
Income before taxes	7.5	2.8

Sales
Sales increased 15% in the second quarter of 2010 compared to the same period last year, due largely to higher sales on an organic basis and the favorable impact of foreign currency translation of approximately $16 million.
On an organic basis, sales grew 14% in the second quarter of 2010, reflecting higher volume driven by increased demand across all major regions, with particular strength in emerging markets and the Retail Information Services segment. Volume growth was partially offset by the impact of changes in pricing.
Refer to “Results of Operations by Segment for the Second Quarter” for information by reportable segment.
Gross Profit Margin
Gross profit margin for the second quarter of 2010 improved compared to the same period last year, reflecting increased volume and the benefits from restructuring and productivity initiatives, partially offset by raw material inflation.
Marketing, General and Administrative Expense
The increase in marketing, general and administrative expense in the second quarter of 2010 compared to the same period last year primarily reflected variable costs associated with higher volume (including higher employee-related costs), investments in growth and infrastructure, and lower spending in the second quarter of 2009 due to adverse global economic conditions. These increases were partially offset by savings from restructuring and productivity initiatives.
Other Expense, net

	Three Months Ended
(In millions)	July 3, 2010	July 4, 2009

Restructuring costs	$1.9	$25.8
Asset impairment charges and lease cancellation costs	.6	3.8
Other	2.1	—

Other expense, net	$4.6	$29.6

In the second quarter of 2010, “Other expense, net” consisted of charges for severance and related costs due to the reduction in headcount of approximately 50 positions in all segments and geographic regions, and asset impairment charges in the Retail Information Services segment. Other items included a loss from curtailment and settlement of a foreign pension obligation ($1.9 million) and a loss from debt extinguishment ($1.2 million), partially offset by a gain on sale of investment ($.5 million) and a net gain on legal settlements ($.5 million)
In the second quarter of 2009, “Other expense, net” consisted of restructuring costs including severance and related costs, due to the reduction in headcount of approximately 1,205 positions, as well as asset impairment and lease cancellation charges.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share)	July 3, 2010	July 4, 2009

Income before taxes	$125.8	$40.2
Provision for income taxes	42.0	.4

Net income	$83.8	$39.8

Net income per common share	$.79	$.38
Net income per common share, assuming dilution	$.78	$.38

Net income as a percent of sales	5.0%	2.7%

Percent change in:
Net income	110.6%	(56.9)%
Net income per common share	107.9	(59.6)
Net income per common share, assuming dilution	105.3	(59.1)

Provision for Income Taxes
The effective tax rate for the second quarter of 2010 was approximately 33%, compared with approximately 1% for the same period in 2009. The effective tax rate for the second quarter of 2010 includes an expense of approximately $3 million from discrete events, which primarily related to certain tax contingencies. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE SECOND QUARTER
Pressure-sensitive Materials Segment

	Three Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales including intersegment sales	$962.5	$828.7
Less intersegment sales	(38.6)	(35.1)

Net sales	$923.9	$793.6
Operating income (1)	87.5	50.6

(1) Includes a net gain on legal settlements in 2010, asset impairment charges and lease cancellation costs in 2009, and restructuring costs in both years	$1.5	$13.8

Net Sales
Sales in our Pressure-sensitive Materials segment increased 16% in the second quarter of 2010 compared to the same period last year, reflecting higher sales on an organic basis and the favorable impact of foreign currency translation (approximately $11 million). On an organic basis, sales grew 15% resulting from higher volume driven by increased demand.
On an organic basis, sales in our roll materials business in the second quarter of 2010 increased at a mid-teens rate compared to the same period last year, reflecting growth in our geographic regions.
On an organic basis, sales in our graphics and reflective business increased at a low teens rate, reflecting increased promotional spending by customers.
Operating Income
Increased operating income in the second quarter of 2010 reflected higher volume and cost savings from restructuring and productivity improvement initiatives, partially offset by higher raw material costs. In addition, operating income in the second quarter of 2010 included a net gain on legal settlements and lower restructuring and asset impairment charges.
Retail Information Services Segment

	Three Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales including intersegment sales	$412.4	$331.1
Less intersegment sales	(.5)	(.2)

Avery Dennison Corporation

	Three Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales	$411.9	$330.9
Operating income (loss) (1)	35.6	(5.1)

(1) Includes asset impairment charges in 2010 and restructuring and lease cancellation costs in 2009	$.6	$5.1

Net Sales
Sales in our Retail Information Services segment increased 24% in the second quarter of 2010 compared to the same period last year, reflecting higher sales on an organic basis and the favorable impact of foreign currency translation (approximately $3 million). On an organic basis, sales grew 23%, reflecting increased demand due in part to significant inventory reductions by apparel retailers during the first half of 2009, as well as new programs with key brand owners and retailers.
Operating Income (Loss)
Operating income in the second quarter of 2010 reflected higher volume and cost savings from restructuring and productivity improvement initiatives, partially offset by variable costs associated with higher volume (including higher employee-related costs). In addition, asset impairment charges in the second quarter of 2010 were lower than the restructuring and lease cancellation costs in the second quarter of 2009.
Office and Consumer Products Segment

	Three Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales including intersegment sales	$209.1	$217.0
Less intersegment sales	(.2)	(.1)

Net sales	$208.9	$216.9
Operating income (1)	31.5	34.5

(1) Includes a loss from curtailment and settlement of a foreign pension obligation in 2010, and restructuring costs and asset impairment charges in 2009	$1.8	$3.0

Net Sales
Sales in our Office and Consumer Products segment decreased 4% in the second quarter of 2010 compared to the same period last year, reflecting lower sales on an organic basis, partially offset by the favorable impact of foreign currency translation (approximately $2 million). On an organic basis, sales declined 5% due primarily to continued weak end-market demand.
Operating Income
Decreased operating income in the second quarter of 2010 reflected lower sales and higher investment in consumer promotions and marketing, partially offset by benefits from restructuring and productivity improvement initiatives. Operating income in the second quarter of 2010 included a loss on curtailment and settlement of a foreign pension obligation. Operating income in the second quarter of 2009 included asset impairment charges and restructuring costs.
Other specialty converting businesses

	Three Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales including intersegment sales	$144.5	$117.7
Less intersegment sales	(9.1)	(3.7)

Net sales	$135.4	$114.0
Operating income (loss) (1)	4.2	(11.2)

(1) Includes restructuring costs and asset impairment charges in 2009	$—	$7.7

Net Sales
Sales in our other specialty converting businesses increased 19% on a reported and organic basis in the second quarter of 2010 compared to the same period last year, due primarily to increased demand for products for automotive applications, which was down significantly in the second quarter of 2009.
Operating Income (Loss)
Operating income in the second quarter of 2010 reflected higher volume and the benefit of productivity improvement initiatives,

Avery Dennison Corporation
partially offset by higher raw material costs. Operating loss in 2009 included restructuring costs and asset impairment charges.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
Income (Loss) Before Taxes

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales	$3,234.8	$2,881.6
Cost of products sold	2,303.6	2,146.2

Gross profit	931.2	735.4
Marketing, general and administrative expense	679.0	604.3
Goodwill and indefinite-lived intangible asset impairment charges	—	832.0
Interest expense	38.6	47.9
Other expense, net	10.9	126.9

Income (loss) before taxes	$202.7	$(875.7)

As a Percent of Sales:
Gross profit margin	28.8%	25.5%
Marketing, general and administrative expense	21.0	21.0
Income (loss) before taxes	6.3	(30.4)

Sales
Sales increased 12% in the first six months of 2010 compared to the same period last year, due largely to the increase in sales on an organic basis and the favorable impact of foreign currency translation (approximately $83 million), partially offset by the impact of the extra week in the first quarter of 2009.
On an organic basis, sales grew 11% in the first six months of 2010, reflecting higher volume driven by increased demand across all major regions, with particular strength in emerging markets and the Retail Information Services segment. Volume growth was partially offset by the impact of changes in pricing.
Refer to “Results of Operations by Segment for the Six Months Year-to-Date” for information by reportable segment.
Gross Profit Margin
Gross profit margin for the first six months of 2010 improved compared to the same period last year, reflecting increased volume and the benefits from restructuring and productivity initiatives, partially offset by the impact of changes in pricing.
Marketing, General and Administrative Expense
The increase in marketing, general and administrative expense in the first six months of 2010 compared to the same period last year primarily reflected variable costs associated with higher volume (including higher employee-related costs), investments in growth and infrastructure, the impact of foreign currency translation, and lower spending in the first half of 2009 due to adverse global economic conditions. These increases were partially offset by savings from restructuring and productivity initiatives.
Goodwill and Indefinite-Lived Intangible Asset Impairment Charges
In the first quarter of 2009, we recorded non-cash impairment charges of $832 million for the retail information services reporting unit. Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other Expense, net

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009

Restructuring costs	$6.6	$42.9
Asset impairment charges and lease cancellation costs	.8	25.8
Other	3.5	58.2

Other expense, net	$10.9	$126.9

In the first six months of 2010, “Other expense, net” consisted of restructuring costs including severance and related costs due to the reduction in headcount of approximately 280 positions in all segments and geographic regions, and asset impairment charges in the

Avery Dennison Corporation
Pressure-sensitive Materials and Retail Information Services segments. Other items included a loss from curtailment and settlement of a foreign pension obligation ($1.9 million), a loss from debt extinguishment ($1.2 million), and net legal settlement costs ($.9 million), partially offset by a gain on sale of investment ($.5 million).
In the first six months of 2009, “Other expense, net” consisted of restructuring costs including severance and related costs due to the reduction in headcount of approximately 1,930 positions, asset impairment charges and lease cancellation costs, as well as legal settlement costs ($37 million) and a loss from debt extinguishment (approximately $21 million). For more information regarding the debt extinguishment, refer to “Financial Condition” in this report and Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income (Loss) and Earnings per Share

	Six Months Ended
(In millions, except per share)	July 3, 2010	July 4, 2009

Income (loss) before taxes	$202.7	$(875.7)
Provision for (benefit from) income taxes	64.2	(16.6)

Net income (loss)	$138.5	$(859.1)

Net income (loss) per common share	$1.31	$(8.41)
Net income (loss) per common share, assuming dilution	$1.30	$(8.41)

Net income (loss) as a percent of sales	4.3%	(29.8)%

Percent change in:
Net income (loss)	116.1%	(634.3)%
Net income (loss) per common share	115.6	(616.0)
Net income (loss) per common share, assuming dilution	115.5	(619.1)

Provision for (Benefit from) Income Taxes
Our effective tax rate for the first six months of 2010 was approximately 32%, compared with approximately 2% for the same period in 2009, which, when applied to the loss, resulted in a tax benefit. The effective tax rate for the first six months of 2010 included an immaterial net impact from discrete events, as the $3 million benefit in the first quarter of 2010 was offset by the $3 million expense in the second quarter of 2010. Discrete events are primarily related to tax contingencies, statutory tax rate changes and the release of certain valuation allowances. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales including intersegment sales	$1,901.1	$1,674.9
Less intersegment sales	(80.0)	(72.5)

Net sales	$1,821.1	$1,602.4
Operating income (1)	175.3	50.4

(1) Includes lease cancellation costs in 2009, and restructuring costs, asset impairment charges, and legal settlements in both years	$3.4	$61.9

Net Sales
Sales in our Pressure-sensitive Materials segment increased 14% in the first six months of 2010 compared to the same period in 2009, reflecting the favorable impact of foreign currency translation (approximately $59 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales grew 11% in the first six months of 2010, reflecting higher volume driven by increased demand, partially offset by the impact of changes in pricing.
On an organic basis, sales in our roll materials business in the first six months of 2010 increased at a high single-digit rate compared to the same period last year, reflecting growth in our geographic regions.

Avery Dennison Corporation
On an organic basis, sales in our graphics and reflective business increased at a low double-digit rate, reflecting increased promotional spending by customers and new product launches by us.
Operating Income
Increased operating income in the first six months of 2010 reflected higher volume and cost savings from restructuring and productivity improvement initiatives, partially offset by the impact of changes in pricing. In addition, operating income in the first six months of 2010 included lower legal settlements, and lower restructuring and asset impairment charges compared to the same period in the prior year. Operating income also included lease cancellation costs in 2009.
Retail Information Services Segment

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales including intersegment sales	$757.9	$646.6
Less intersegment sales	(1.2)	(.5)

Net sales	$756.7	$646.1
Operating income (loss) (1) (2)	35.1	(858.1)

(1) Includes legal settlement costs in 2010, lease cancellation costs in 2009, and restructuring costs, asset impairment charges in both years	$4.0	$14.7

(2) Includes goodwill and indefinite-lived intangible asset impairment charges in 2009	$—	$832.0

Net Sales
Sales in our Retail Information Services segment increased 17% in the first six months of 2010 compared to the same period last year, reflecting the favorable impact of foreign currency translation (approximately $12 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales grew 17% in the first six months of 2010, reflecting increased demand due in part to significant inventory reductions by apparel retailers during the first half of 2009, as well as new programs with key brand owners and retailers.
Operating Income (Loss)
Increased operating income in the first six months of 2010 primarily reflected goodwill and indefinite-lived intangible asset impairment charges recorded in the prior year. In addition, variable costs associated with higher volume (including higher employee-related costs) were more than offset by the benefits of higher volume and cost savings from restructuring and productivity improvement initiatives. Operating income in the first six months of 2010 included lower restructuring costs and asset impairment charges compared to the same period in the prior year. Operating income (loss) also included legal settlement costs in 2010 and lease cancellation costs in 2009.
Office and Consumer Products Segment

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales including intersegment sales	$389.2	$401.7
Less intersegment sales	(.4)	(.4)

Net sales	$388.8	$401.3
Operating income (1)	50.9	57.9

(1) Includes a loss on curtailment and settlement of a foreign pension obligation in 2010, asset impairment charges in 2009, and restructuring costs in both years	$2.5	$5.7

Net Sales
Sales in our Office and Consumer Products segment decreased 3% in the first six months of 2010 compared to the same period last year, reflecting the impact of the extra week in the first quarter of 2009, partially offset by the favorable impact of foreign currency translation (approximately $9 million). On an organic basis, sales declined 4% in the first six months of 2010 due primarily to continued weak end-market demand and changes in customer programs.
Operating Income
Decreased operating income in the first six months of 2010 reflected higher investment in consumer promotions and marketing and changes in customer programs, partially offset by benefits from restructuring and productivity improvement initiatives. Operating income in the first six months of 2010 included lower restructuring costs compared to the same period in the prior year. Operating income also included a loss on curtailment and settlement of a foreign pension obligation in 2010 and asset impairment charges in 2009.

Avery Dennison Corporation
Other specialty converting businesses

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009

Net sales including intersegment sales	$283.1	$238.8
Less intersegment sales	(14.9)	(7.0)

Net sales	$268.2	$231.8
Operating income (loss) (1)	7.0	(39.1)

(1) Includes restructuring costs in both years and asset impairment charges in 2009	$.3	$23.4

Net Sales
Sales in our other specialty converting businesses increased 16% in the first six months of 2010 compared to the same period last year, reflecting the favorable impact of foreign currency translation (approximately $3 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales grew 16% in the first six months of 2010, reflecting increased demand for products for automotive applications, which was down sharply in the second quarter of 2009.
Operating Income (Loss)
Operating income in the first six months of 2010 reflected higher volume and the benefit of productivity improvement initiatives. Operating loss in the prior year included asset impairment charges and higher restructuring costs.
FINANCIAL CONDITION
Liquidity
Cash Flow from Operating Activities for the First Six Months:

(In millions)	2010	2009

Net income (loss)	$138.5	$(859.1)
Depreciation and amortization	121.6	132.6
Provision for doubtful accounts	13.6	9.5
Goodwill and indefinite-lived intangible asset impairment charges	—	832.0
Asset impairment and net loss on sale and disposal of assets	1.1	28.0
Loss from debt extinguishment	1.2	21.2
Stock-based compensation	16.2	13.2
Other non-cash items, net	21.5	4.9
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(170.6)	(49.5)

Net cash provided by operating activities	$143.1	$132.8

For cash flow purposes, changes in assets and liabilities and other adjustments, net of the effect of business acquisitions, exclude the impact of foreign currency translation (discussed in “Analysis of Selected Balance Sheet Accounts” below).
In 2010, cash flow from operating activities reflected higher income from operations and the timing of inventory purchases and related payments. These factors were partially offset by the timing of collections of accounts receivable, higher inventory purchases to support the increase in sales, and payments of severance and other accrued costs related to various restructuring programs, bonuses and trade rebates.
In 2009, cash flow from operating activities reflected the timing of collection of accounts receivable and the timing of receipt of vendor rebates. These factors were partially offset by the timing of payments of accounts payable and lower inventory purchases, as well as payments of bonuses and trade rebates, and lower income from operations.
Cash Flow from Investing Activities for the First Six Months:

(In millions)	2010	2009

Purchases of property, plant and equipment, net	$(27.4)	$(29.7)
Purchases of software and other deferred charges	(10.4)	(14.9)
Proceeds from sale of investments, net	.4	.1
Other	—	(5.0)

Net cash used in investing activities	$(37.4)	$(49.5)

Avery Dennison Corporation
Capital and Software Spending
During the first six months of 2010 and 2009, we invested in various small capital projects companywide. Information technology projects during the first six months of 2010 and 2009 included customer service and standardization initiatives.
Cash Flow from Financing Activities for the First Six Months:

(In millions)	2010	2009

Net change in borrowings and payments of debt	$(42.3)	$(8.0)
Dividends paid	(44.5)	(89.6)
Proceeds from exercise of stock options, net	1.6	.2
Other	(8.8)	—

Net cash used in financing activities	$(94.0)	$(97.4)

Borrowings and Repayment of Debt
On April 13, 2010, we issued $250 million senior notes bearing an interest rate of 5.375% per year, due April 2020. Proceeds from the offering, net of the underwriting discounts and offering expenses, were approximately $248 million and were used to repay a portion of the indebtedness outstanding under a term loan credit facility of one of our subsidiaries. The outstanding balance of the term loan credit facility of $325 million was fully repaid in May 2010 using proceeds from the issuance of the senior notes and commercial paper borrowings.
In March 2009, we completed an exchange of approximately 6.6 million of our Corporate HiMEDS units, or approximately 75.15% of the outstanding Corporate HiMEDS units. In aggregate, the exchange resulted in the extinguishment of approximately $331 million of senior notes that are part of the Corporate HiMEDS units, the issuance of approximately 6.5 million shares of our common stock (par value $1.00 per share) with a book value of approximately $297 million, and the payment of approximately $43 million in cash to participating holders who validly tendered their Corporate HiMEDS units. As a result of this exchange, we recorded a debt extinguishment loss of approximately $21 million, which included a write-off of $9.6 million related to unamortized debt issuance costs. As of July 3, 2010, approximately two million HiMEDS units with a carrying value of approximately $109 million remained outstanding. The purchase contracts related to these units obligate the holders to purchase from us a certain number of common shares in November 2010. The actual number of shares will be dependent upon the stock price at the time. Based upon our share price as of July 3, 2010, the holders would purchase approximately 2 million shares from us.
Refer to Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividend Payments
Our dividend per share was $.40 in first six months of 2010 compared to $.82 in the first six months of 2009, reflecting our decision in July 2009 to reduce our dividend per share.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill decreased approximately $44 million during the first six months of 2010, which primarily reflected the impact of foreign currency translation ($45 million).
Other intangibles resulting from business acquisitions, net decreased approximately $22 million during the first six months of 2010, which primarily reflected amortization expense ($16 million) and the impact of foreign currency translation ($8 million).
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other assets decreased approximately $7 million during the first six months of 2010, which reflected amortization expense and disposals of software and other deferred charges ($18 million), and the impact of foreign currency translation ($5 million). These decreases were partially offset by purchases of software and other deferred charges ($10 million) and an increase in cash surrender value of corporate-owned life insurance ($6 million).
Other Shareholders’ Equity Accounts
Our shareholders’ equity was approximately $1.41 billion at July 3, 2010 compared to approximately $1.36 billion at January 2, 2010. The increase in our shareholders’ equity was primarily due to an increase in net income, partially offset by dividend payments and the impact of foreign currency translation.

Avery Dennison Corporation
The value of our employee stock benefit trust decreased $112 million during the first six months of 2010 due to repurchases of common shares from the “Employee stock benefit trust” and retirements of these repurchases to “Treasury stock at cost”, which reflected the funding of employee benefit obligations ($75 million), a decrease in the market value of shares held in the trust ($24 million), and the issuance of shares under our employee stock option and incentive plans ($13 million).
Impact of Foreign Currency Translation for the First Six Months:

(In millions)	2010	2009

Change in net sales	$83	$(261)
Change in net income	—	(9)

International operations generated approximately 67% of our net sales in the first six months of 2010. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates.
The effect of currency translation on sales in the first six months of 2010, compared to the first six months of 2009, primarily reflected a positive impact from sales in the currencies of Australia, Brazil, Canada and South Korea.
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
Operational Working Capital Ratio
Working capital (deficit) (current assets minus current liabilities), as a percent of annualized net sales, increased in 2010 primarily due to a decrease in short-term and current portion of long-term debt and an increase in net trade accounts receivable and inventories, partially offset by an increase in accounts payable and annualized net sales.
Operational working capital, as a percent of annualized net sales, is a non-GAAP financial measure and is reconciled with working capital below. We use this non-GAAP financial measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (that affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount and timing, and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Non-GAAP Financial Measures.” Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio to maximize cash flow and return on investment.
Operational Working Capital for the First Six Months:

(In millions)	2010	2009

(A) Working capital (deficit) (current assets minus current liabilities)	$80.9	$(222.0)
Reconciling items:
Cash and cash equivalents	(148.9)	(91.9)
Current deferred and refundable income taxes and other current assets	(209.6)	(208.2)
Short-term and current portion of long-term debt	526.7	791.6
Current deferred and payable income taxes and other current liabilities	600.3	616.5

(B) Operational working capital	$849.4	$886.0

(C) Annualized net sales (year-to-date sales, multiplied by 2)	$6,469.6	$5,549.7 (1)

Working capital (deficit), as a percent of annualized net sales (A) ÷ (C)	1.3%	(4.0)%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	13.1%	16.0%

(1)	Adjusted for the extra week in the first quarter of 2009
As a percent of annualized sales, operational working capital in the first six months of 2010 decreased compared to the same period in

Avery Dennison Corporation
the prior year. The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 57 days in the first six months of 2010 compared to 61 days in the first six months of 2009, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months of 2010 and 2009, respectively. The change from prior year in the average number of days sales outstanding reflected the timing of sales and improved collection efforts.
Inventory Ratio
Average inventory turnover was 8.5 in the first six months of 2010 compared to 7.9 in the first six months of 2009, calculated using the annualized cost of sales (cost of sales for the first six months multiplied by two, adjusted for the extra week in the first quarter of 2009) divided by the two-quarter average inventory balance for the first six months of 2010 and 2009, respectively. The change from prior year in the average inventory turnover reflected the timing of inventory purchases and a continued focus on inventory management.
Accounts Payable Ratio
The average number of days payable outstanding was 58 days in the first six months of 2010 compared to 51 days in the first six months of 2009, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months of 2010 and 2009, respectively. The change from prior year in the average number of days payable outstanding reflected the timing of inventory purchases and timing of payments.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At July 3, 2010, we had cash and cash equivalents of approximately $149 million held in accounts managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, there is no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
Our $1 billion revolving credit facility, which supports our commercial paper programs in the U.S. and Europe, matures in 2012. Based upon our current outlook for our business and market conditions, we believe that this facility, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, will provide the liquidity to fund our operations.
We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.
Capital from Debt
Our total debt decreased approximately $37 million in the first six months of 2010 to approximately $1.59 billion compared to approximately $1.62 billion at year end 2009, reflecting a decrease in the current portion of long-term debt and a net decrease in long-term borrowings, both related to the full repayment of the term loan credit facility. Refer to “Borrowings and Repayment of Debt” above for further information. These decreases were partially offset by an increase in commercial paper borrowings. Commercial paper borrowings were used to fund a portion of the term loan repayment. These borrowings were partially offset by cash generated by operating activities.
Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper and other borrowings. A downgrade of our short-term credit ratings below our current levels would impact our ability to access the commercial paper markets. If our access to commercial paper markets is limited, our revolving credit facility and other credit facilities are available to meet our short-term funding requirements, if necessary. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team. We remain committed to retaining an investment grade rating.
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Refer to Note 14, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 for information regarding legal proceedings, environmental matters, product warranty, and other commitments.

Avery Dennison Corporation
RECENT ACCOUNTING REQUIREMENTS
Refer to Note 16, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 for more information.

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

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 14, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 for information.
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
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. The Company did not repurchase any registered equity securities in the second quarter of 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 3.1	Restated Certification of Incorporation, as amended as of April 22, 2010, is incorporated by reference to the first quarterly report for 2010 on Form 10-Q, filed May 12, 2010

Exhibit 3.2	By-laws, as amended and restated, are incorporated by reference to the current report on Form 8-K, filed April 27, 2010

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	M. R. Butier Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	M. R. Butier Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Avery Dennison Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION (Registrant)
/s/ Mitchell R. Butier
Mitchell R. Butier
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lori J. Bondar
Lori J. Bondar
Vice President and Controller, and Chief Accounting Officer (Principal Accounting Officer) August 11, 2010