Form 10-Q
period 2010-10-02
AVERY DENNISON CORPORATION
filed 2010-11-10
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of October 30, 2010: 109,417,343

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2010 FORM 10-Q QUARTERLY REPORT

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
Certain risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010 and subsequent Quarterly Reports on Form 10-Q, and include, but are not limited to, risks and uncertainties relating to investment in development activities and new production facilities; fluctuations in cost and availability of raw materials; ability of the Company to achieve and sustain targeted cost reductions; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; the financial condition and inventory strategies of customers; customer and supplier concentrations; changes in customer order patterns; loss of significant contract(s) or customer(s); timely development and market acceptance of new products; fluctuations in demand affecting sales to customers; collection of receivables from customers; impact of competitive products and pricing; selling prices; business mix shift; volatility of capital and credit markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; ability of the Company to obtain adequate financing arrangements and to maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings; changes in tax laws and regulations; changes in governmental regulations; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; worldwide and local economic conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism and natural disasters; and other factors.
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

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	October 2, 2010	January 2, 2010

Assets
Current assets:
Cash and cash equivalents	$157.8	$138.1
Trade accounts receivable, less allowances of $57.5 and $56.2 at October 2, 2010 and January 2, 2010, respectively	1,079.2	918.6
Inventories, net	576.2	477.3
Current deferred and refundable income taxes	161.1	103.5
Other current assets	155.6	95.7

Total current assets	2,129.9	1,733.2
Property, plant and equipment	3,177.8	3,207.9
Accumulated depreciation	(1,910.1)	(1,853.2)

Property, plant and equipment, net	1,267.7	1,354.7
Goodwill	941.4	950.8
Other intangibles resulting from business acquisitions, net	237.4	262.2
Non-current deferred and refundable income taxes	188.9	236.6
Other assets	447.9	465.3

	$5,213.2	$5,002.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$443.5	$535.6
Accounts payable	762.8	689.8
Current deferred and payable income taxes	64.4	40.8
Other current liabilities	622.1	601.5

Total current liabilities	1,892.8	1,867.7
Long-term debt	1,065.8	1,088.7
Long-term retirement benefits and other liabilities	607.3	556.0
Non-current deferred and payable income taxes	115.3	127.8
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at October 2, 2010 and January 2, 2010; issued – 124,126,624 shares at October 2, 2010 and January 2, 2010; outstanding – 105,833,213 shares and 105,298,317 shares at October 2, 2010 and January 2, 2010, respectively	124.1	124.1
Capital in excess of par value	742.8	722.9
Retained earnings	1,635.9	1,499.7
Employee stock benefit trust, 3,569,130 shares and 6,744,845 shares at October 2, 2010 and January 2, 2010, respectively	(131.0)	(243.1)
Treasury stock at cost, 14,709,281 shares and 12,068,462 shares at October 2, 2010 and January 2, 2010, respectively	(688.4)	(595.8)
Accumulated other comprehensive loss	(151.4)	(145.2)

Total shareholders’ equity	1,532.0	1,362.6

	$5,213.2	$5,002.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$1,640.8	$1,549.3	$4,875.6	$4,430.9
Cost of products sold	1,187.8	1,113.3	3,491.4	3,259.5

Gross profit	453.0	436.0	1,384.2	1,171.4
Marketing, general and administrative expense	346.4	323.1	1,025.4	927.4
Goodwill and indefinite-lived intangible asset impairment charges	—	—	—	832.0
Interest expense	19.1	19.1	57.7	67.0
Other expense, net	10.5	35.5	21.4	162.4

Income (loss) before taxes	77.0	58.3	279.7	(817.4)
Provision for (benefit from) income taxes	12.8	(4.2)	77.0	(20.8)

Net income (loss)	$64.2	$62.5	$202.7	$(796.6)

Per share amounts:
Net income (loss) per common share	$.61	$.59	$1.92	$(7.73)

Net income (loss) per common share, assuming dilution	$.60	$.59	$1.90	$(7.73)

Dividends	$.20	$.20	$.60	$1.02

Average shares outstanding:
Common shares	105.8	105.1	105.6	103.1
Common shares, assuming dilution	107.1	106.0	106.7	103.1

Common shares outstanding at period end	105.8	105.2	105.8	105.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009

Operating Activities
Net income (loss)	$202.7	$(796.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	132.4	138.2
Amortization	55.5	55.8
Provision for doubtful accounts	15.2	16.3
Goodwill and indefinite-lived intangible asset impairment charges	—	832.0
Asset impairment and net (gain) loss on sale and disposal of assets	(.5)	40.9
Loss from debt extinguishment	1.2	21.2
Stock-based compensation	25.9	19.8
Other non-cash expense and loss	33.5	16.2
Other non-cash income and gain	(.5)	(7.2)
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(181.8)	(19.7)

Net cash provided by operating activities	283.6	316.9

Investing Activities
Purchases of property, plant and equipment, net	(50.1)	(45.7)
Purchases of software and other deferred charges	(17.1)	(20.4)
Proceeds from sale of investments, net	.2	.3
Other	—	(5.0)

Net cash used in investing activities	(67.0)	(70.8)

Financing Activities
Net decrease in borrowings (maturities of 90 days or less)	(35.7)	(58.1)
Additional borrowings (maturities longer than 90 days)	249.8	—
Payments of debt (maturities longer than 90 days)	(340.7)	(93.2)
Dividends paid	(66.5)	(112.3)
Proceeds from exercise of stock options, net	2.1	—
Other	(7.3)	2.0

Net cash used in financing activities	(198.3)	(261.6)

Effect of foreign currency translation on cash balances	1.4	1.9

Increase (decrease) in cash and cash equivalents	19.7	(13.6)
Cash and cash equivalents, beginning of year	138.1	105.5

Cash and cash equivalents, end of period	$157.8	$91.9

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
The third quarters of 2010 and 2009 consisted of thirteen-week periods ending October 2, 2010 and October 3, 2009, respectively. The interim results of operations are not necessarily indicative of future financial results.
Financial Presentation
Certain prior year amounts have been reclassified to conform with the current year presentation.
Note 2. Inventories
Inventories consisted of:

(In millions)	October 2, 2010	January 2, 2010

Raw materials	$263.1	$217.9
Work-in-progress	147.8	119.6
Finished goods	228.6	205.2

Inventories at lower of FIFO cost or market (approximates replacement cost)	639.5	542.7
Inventory reserves	(63.3)	(65.4)

Inventories, net	$576.2	$477.3

Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
Changes in the net carrying amount of goodwill from operations for 2010 and 2009, by reportable segment, were as follows:

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Total

Balance as of December 27, 2008	$334.4	$1,211.6	$167.2	$3.5	$1,716.7
Acquisition adjustments(1)	—	30.9	—	—	30.9
Goodwill impairment charges(2)	—	(820.0)	—	—	(820.0)
Translation adjustments	17.0	.3	5.8	.1	23.2

Balance as of January 2, 2010	$351.4	$422.8	$173.0	$3.6	$950.8

Acquisitions	—	.7	—	—	.7
Translation adjustments	(6.4)	1.0	(4.6)	(0.1)	(10.1)

Balance as of October 2, 2010	$345.0	$424.5	$168.4	$3.5	$941.4

Goodwill Summary:
Goodwill	$345.0	$1,244.5	$168.4	$3.5	$1,761.4
Accumulated impairment losses	—	(820.0)	—	—	(820.0)

Balance as of October 2, 2010	$345.0	$424.5	$168.4	$3.5	$941.4

(1)	Acquisition adjustments in 2009 consisted of opening balance sheet adjustments associated with the DM Label Group (“DM Label”) acquisition in April 2008 of $32.6 and other acquisition adjustments of $(1.7).

(2)	In the first quarter of 2009, the Company recorded a non-cash impairment charge of $820 for the retail information services reporting unit, with no additional impairment charges recorded thereafter.

Avery Dennison Corporation
Indefinite-Lived Intangible Assets
In connection with the acquisition of Paxar Corporation, the Company acquired approximately $30 million of indefinite-lived intangible assets, consisting of certain trade names and trademarks, which are not subject to amortization because they have an indefinite useful life. In the first quarter of 2009, the Company recorded a non-cash impairment charge of $12 million related to these indefinite-lived intangible assets, with no additional impairment charges recorded thereafter. At October 2, 2010, the carrying value of these indefinite-lived intangible assets was $18 million. At January 2, 2010, the carrying value of these indefinite-lived intangible assets was $17.9 million, which included $.1 million of negative currency impact.
Finite-Lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at October 2, 2010 and January 2, 2010, which continue to be amortized:

	October 2, 2010			January 2, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$292.4	$112.7	$179.7	$295.0	$94.8	$200.2
Patents and other acquired technology	53.6	27.0	26.6	53.6	23.5	30.1
Trade names and trademarks	45.0	38.1	6.9	47.0	39.8	7.2
Other intangibles	14.3	8.1	6.2	13.9	7.1	6.8

Total	$405.3	$185.9	$219.4	$409.5	$165.2	$244.3

Amortization expense on finite-lived intangible assets resulting from business acquisitions was $8.3 million and $24.6 million for the three and nine months ended October 2, 2010, respectively, and $8.2 million and $25.2 million for the three and nine months ended October 3, 2009, respectively. As of October 2, 2010, the estimated amortization expense for finite-lived intangible assets resulting from completed business acquisitions for each of the next five fiscal years is expected to be approximately $33 million in 2010, $33 million in 2011, $33 million in 2012, $31 million in 2013, and $28 million in 2014.
As of October 2, 2010, the weighted-average amortization periods from the date of acquisition and weighted-average remaining useful lives of finite-lived intangible assets were as follows:

	Weighted-average	Weighted-
	amortization	average
	periods from the	remaining
(In years)	date of acquisition	useful life

Customer relationships	14	8
Patents and other acquired technology	13	6
Trade names and trademarks	12	5
Other intangibles	7	3

Note 4. Debt
On March 10, 2009, the Company completed an exchange of approximately 6.6 million (or 75.15%) of its outstanding Corporate HiMEDS units. In aggregate, the exchange resulted in the extinguishment of approximately $331 million of senior notes that are part of the Corporate HiMEDS units, the issuance of approximately 6.5 million shares of the Company’s common stock (par value $1.00 per share) with a book value of approximately $297 million, and the payment of approximately $43 million in cash to participating holders who validly tendered their Corporate HiMEDS units. As a result of this exchange, the Company recorded a debt extinguishment loss of approximately $21 million (included in “Other expense, net” in the unaudited Consolidated Statement of Income) in the first quarter of 2009, which included a write-off of $9.6 million related to unamortized debt issuance costs.
Subsequent to the end of the third quarter of 2010, on November 5, 2010, the Company completed the remarketing of its remaining HiMEDS senior notes in accordance with the original terms of the Corporate HiMEDS units by purchasing the approximately $109 million of these senior notes bearing an interest rate of 5.350% per year, due 2020. The remarketing of these senior notes is scheduled to settle on November 15, 2010 when the holders of these Corporate HiMEDS units use the net proceeds from the remarketing to purchase shares of the Company’s common stock from the Company. The amount of shares purchased by these holders depends upon the Company’s stock price at that time; based on the Company’s share price as of October 2, 2010, the holders would purchase approximately 2 million shares from the Company. After the transaction closes on November 15, 2010, the Company intends to cancel the senior notes it purchased in the remarketing.

Avery Dennison Corporation
On April 13, 2010, the Company issued $250 of million of senior notes bearing an interest rate of 5.375% per year, due April 2020. The approximately $248 million in proceeds from the offering, net of underwriting discounts and offering expenses, were used, together with commercial paper borrowings, to repay the $325 million in indebtedness outstanding under a term loan credit facility of one of the Company’s wholly-owned subsidiaries in May 2010. In the second quarter of 2010, the Company recorded a debt extinguishment loss of $1.2 million (included in “Other expense, net” in the unaudited Consolidated Statement of Income) related to unamortized debt issuance costs from the term loan.
As of October 2, 2010, the Company was in compliance with its financial covenants.
The fair value of the Company’s debt is estimated based on the discounted amount of future cash flows using the current rates offered to the Company for debt of similar remaining maturities. The fair value of the Company’s total debt, including short-term borrowings, was $1.56 billion at October 2, 2010 and $1.60 billion at January 2, 2010. Fair value amounts were determined primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.
Note 5. Pension and Other Postretirement Benefits
In the third quarter of 2010, the Company made the decision to freeze two of its U.S. defined benefit plans – the Avery Dennison Pension Plan and the Benefit Restoration Plan (the “Plans”) effective December 31, 2010. Pension benefits under these Plans will stop accruing after December 31, 2010; however, pension benefits accrued through December 31, 2010 will be preserved and paid out (if fully vested at the time of retirement or other qualified event) under the terms of the Plans. As a result of freezing the Plans, the Company recognized a curtailment loss of $2.4 million in “Other expense, net” in the unaudited Consolidated Statement of Income and a net actuarial loss of approximately $59 million in “Accumulated other comprehensive loss” in the unaudited Condensed Consolidated Balance Sheet in the third quarter of 2010.
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$6.3	$2.3	$4.9	$3.0	$17.8	$7.1	$14.9	$8.7
Interest cost	9.9	5.9	9.6	6.6	30.1	18.3	28.7	19.0
Expected return on plan assets	(11.9)	(6.2)	(12.1)	(6.8)	(36.3)	(19.3)	(36.4)	(19.7)
Recognized net actuarial loss	6.1	.6	2.6	.5	15.2	1.8	7.7	1.5
Amortization of prior service cost	.2	.1	.2	.1	.6	.3	.6	.3
Amortization of transition asset	—	(.2)	—	(.1)	—	(.4)	—	(.4)
Recognized loss on curtailment and settlement of obligation	2.4	—	—	—	2.4	1.9	—	—

Net periodic benefit cost	$13.0	$2.5	$5.2	$3.3	$29.8	$9.7	$15.5	$9.4

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Components of net periodic benefit cost:
Service cost	$.4	$.2	$1.1	$.7
Interest cost	.5	.4	1.5	1.4
Recognized net actuarial loss	.2	.4	1.2	1.2
Amortization of prior service cost	(.5)	(.5)	(1.5)	(1.5)

Net periodic benefit cost	$.6	$.5	$2.3	$1.8

The Company contributed $2.4 million and $7.8 million to its U.S. pension plans during the nine months ended October 2, 2010 and October 3, 2009, respectively. The Company expects to contribute at least $25 million to its U.S. pension plans in the fourth quarter of 2010. Additionally, the Company contributed $2.7 million and $2.2 million to its U.S. postretirement health benefit plan during the nine

Avery Dennison Corporation
months ended October 2, 2010 and October 3, 2009, respectively. In the fourth quarter of 2010, the Company expects to contribute an additional $.4 million to its U.S. postretirement health benefit plan.
The Company contributed approximately $19 million and approximately $23 million to its international pension plans during the nine months ended October 2, 2010 and October 3, 2009, respectively. In the fourth quarter of 2010, the Company expects to contribute approximately $3 million to its international pension plans.
The Company recognized $2.8 million and $9.1 million for the three and nine months ended October 2, 2010, respectively, and $2.4 million and $6.4 million for the three and nine months ended October 3, 2009, respectively, related to the Company’s matching contributions to participant contributions in the Company’s defined contribution plan. This expense was recorded in “Marketing, general and administrative expense” in the unaudited Consolidated Statement of Income and was funded through the issuance of shares from the Company’s Employee Stock Benefit Trust.
Note 6. Research and Development
Research and development expense for the three and nine months ended October 2, 2010 was $23.4 million and $69.7 million, respectively. For the three and nine months ended October 3, 2009, research and development expense was $22.3 million and $67.1 million, respectively.
Note 7. Stock-Based Compensation
Net income included stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $9.8 million and $25.9 million for the three and nine months ended October 2, 2010, respectively, and $6.6 million and $19.8 million for the three and nine months ended October 3, 2009, respectively. Total stock-based compensation expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statement of Income and was recorded in corporate expense and the Company’s operating segments, as appropriate.
In February 2010 and April 2010, the Company granted its annual stock-based compensation awards to its employees and directors, respectively. Awards granted to retirement-eligible employees are treated as though the awards were immediately vested; as a result, the compensation expense related to these awards of $.6 million and $.9 million was recognized during the nine months ended October 2, 2010 and October 3, 2009, respectively, and was included in the stock-based compensation expense noted above.
As of October 2, 2010, the Company had approximately $58 million of unrecognized compensation cost related to unvested stock options, PUs, RSUs and restricted stock under the Company’s plans. The total unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service period of approximately three years for stock options and approximately two years for RSUs, PUs and restricted stock, respectively.
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
2010
During the first nine months of 2010, the Company continued its cost reduction program initiated in late 2008 and implemented additional restructuring actions. The Company recorded $15.5 million in pretax charges, which consisted of $12.4 million of severance and related costs, $2.1 million of asset impairment charges, and $1 million of lease cancellation costs. These actions are resulting in a reduction of approximately 900 positions. As of October 2, 2010, approximately 685 of these employees remain with the Company, the majority of whom are expected to leave in 2011. The table below details the accruals and payments related to these actions:

Avery Dennison Corporation

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Total

Total severance and related costs accrued during the quarters ended:
April 3, 2010	$1.5	$2.2	$.7	$.3	$4.7
July 3, 2010	2.0	—	(.1)	—	1.9
October 2, 2010	.1	.9	4.5	.3	5.8

Total expense accrued during 2010	3.6	3.1	5.1	.6	12.4
2010 Settlements	(3.0)	(1.9)	(.1)	(.2)	(5.2)

Balance at October 2, 2010	$.6	$1.2	$5.0	$.4	$7.2

Asset Impairment
Machinery and equipment	$.2	$.2	$—	$.1	$.5
Buildings	.4	.7	—	—	1.1
Land	.5	—	—	—	.5
Other
Lease Cancellations	—	—	1.0	—	1.0

	$1.1	$.9	$1.0	$.1	$3.1

2009
In 2009, the Company continued its cost reduction program initiated in late 2008, resulting in a reduction of approximately 3,335 positions, impairment of certain assets, and lease cancellations. At October 2, 2010, approximately 295 of these employees remain with the Company and are expected to leave in 2010. Pretax charges related to these actions totaled $129.1 million, including severance and related costs of $86.8 million, impairment of fixed assets, buildings, land and patents of $39.9 million, and lease cancellation costs of $2.4 million. The table below details the accruals and payments related to these actions:

	Pressure-	Retail	Office and	Other
	sensitive	Information	Consumer	specialty
	Materials	Services	Products	converting
(In millions)	Segment	Segment	Segment	businesses	Total

Total severance and related costs accrued during the quarters ended:
April 4, 2009	$7.6	$5.8	$.9	$2.8	$17.1
July 4, 2009	13.4	4.6	.3	7.5	25.8
October 3, 2009	3.9	21.0	(.2)	2.3	27.0
January 2, 2010	2.3	6.3	8.0	.3	16.9

Total expense accrued during 2009	27.2	37.7	9.0	12.9	86.8
2009 Settlements	(19.5)	(23.6)	(.3)	(11.0)	(54.4)
2010 Settlements	(6.9)	(11.1)	(7.9)	(1.9)	(27.8)

Balance at October 2, 2010	$.8	$3.0	$.8	$—	$4.6

Asset Impairments
Machinery and equipment	$2.7	$10.6	$.7	$14.0	$28.0
Buildings	.7	2.4	3.9	.9	7.9
Land	.1	—	—	—	.1
Patents	1.9	.2	.4	1.4	3.9
Other
Lease cancellations	1.7	.7	—	—	2.4

	$7.1	$13.9	$5.0	$16.3	$42.3

Avery Dennison Corporation
Note 9. Financial Instruments and Foreign Currency
The Company enters into certain foreign exchange hedge contracts to reduce its exposure to risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the U.S. The Company enters into certain interest rate contracts to help manage its exposure to interest rate fluctuations. The Company also enters into certain natural gas and other commodity futures contracts to hedge price fluctuations for a portion of its anticipated domestic purchases. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is generally 12 to 24 months.
As of October 2, 2010, the U.S. dollar equivalent notional values of the Company’s outstanding commodity contracts and foreign currency contracts were $9.5 million and approximately $1.2 billion, respectively.
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
The following table provides the balances and locations of derivatives as of October 2, 2010:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$14.4	Other current liabilities	$5.6
Commodity contracts	Other current assets	.2	Other current liabilities	3.5

		$14.6		$9.1

The following table provides the balances and locations of derivatives as of January 2, 2010:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$5.0	Other current liabilities	$6.5
Commodity contracts	Other current assets	.5	Other current liabilities	3.5

		$5.5		$10.0

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

		Three Months Ended		Nine Months Ended
(In millions)	Location of Gain (Loss) in Income	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Foreign exchange contracts	Cost of products sold	$(.2)	$(.5)	$(2.1)	$(2.2)
Foreign exchange contracts	Marketing, general and administrative expense	.2	(16.9)	33.5	8.0

		$—	$(17.4)	$31.4	$5.8

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

Avery Dennison Corporation
The following table provides the components of the loss recognized in accumulated other comprehensive loss on derivatives (effective portion) related to cash flow hedging contracts:

		Three Months Ended		Nine Months Ended
(In millions)		October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Foreign exchange contracts		$(.5)	$(1.8)	$(3.8)	$(5.5)
Commodity contracts		(1.4)	.7	(3.9)	(2.2)
Interest rate contract		—	—	(0.3)	—

		$(1.9)	$(1.1)	$(8.0)	$(7.7)

The following table provides the components of the gain (loss) reclassified from accumulated other comprehensive loss (effective portion) related to cash flow hedging contracts:

		Three Months Ended		Nine Months Ended
(In millions)	Location of Loss in Income	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Foreign exchange contracts	Cost of products sold	$(1.2)	$(1.2)	$(2.1)	$(6.0)
Commodity contracts	Cost of products sold	(.8)	(2.0)	(3.5)	(1.7)
Interest rate contracts	Interest expense	(1.1)	(1.1)	(2.9)	(4.2)

		$(3.1)	$(4.3)	$(8.5)	$(11.9)

As of October 2, 2010, a net loss of approximately $8 million is expected to be reclassified from accumulated other comprehensive loss to earnings within the next 12 months. See Note 12, “Comprehensive Income (Loss),” for more information.
The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not significant for the three and nine months ended October 2, 2010 and October 3, 2009, respectively.
Foreign Currency
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) decreased net income by $2.3 million and $5.3 million for the three and nine months ended October 2, 2010, respectively. Transactions in foreign currencies increased net income by $.2 million and increased net loss by $1.6 million for the three and nine months ended October 3, 2009, respectively. These amounts exclude the effects from translation of foreign currencies on the Company’s financial statements.
In the three and nine months ended October 2, 2010 and October 3, 2009, respectively, no translation gains or losses for hyperinflationary economies were recognized in net income (loss) since the Company had no operations in hyperinflationary economies.
Note 10. Taxes Based on Income
The effective tax rate for the three and nine months ended October 2, 2010 was approximately 17% and approximately 28%, respectively. The effective tax rate for the three months ended October 3, 2009 was approximately negative 7%, which, when applied to income, resulted in a tax benefit. The effective tax rate for the nine months ended October 3, 2009 was approximately 3%, which, when applied to the loss, resulted in a tax benefit. The effective tax rate for the first nine months of 2010 includes a benefit of approximately $17 million from discrete events, primarily the release of certain tax contingencies due to statute expirations, partially offset by the recognition of certain valuation allowances and other items. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% due to the Company’s operations outside the U.S. where the statutory tax rates are generally lower. Additional taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.

Avery Dennison Corporation
The following table summarizes the Company’s income (loss) before taxes, provision for (benefit from) income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Income (loss) before taxes	$77.0	$58.3	$279.7	$(817.4)
Provision for (benefit from) income taxes	12.8	(4.2)	77.0	(20.8)

Effective tax rate	17%	(7)%	28%	3%

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
It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions by approximately $42 million, primarily as the result of cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $15 million relating to gross uncertain tax positions could be paid within the next 12 months.
Note 11. Net Income (Loss) Per Share
Net income (loss) per common share amounts were computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

(A) Net income (loss) available to common shareholders	$64.2	$62.5	$202.7	$(796.6)

(B) Weighted-average number of common shares outstanding	105.8	105.1	105.6	103.1
Dilutive shares (additional common shares issuable under employee stock-based awards)	1.3	.9	1.1	—

(C) Weighted-average number of common shares outstanding, assuming dilution	107.1	106.0	106.7	103.1

Net income (loss) per common share (A) ÷ (B)	$.61	$.59	$1.92	$(7.73)

Net income (loss) per common share, assuming dilution (A) ÷ (C)	$.60	$.59	$1.90	$(7.73)

Certain employee stock-based awards were not included in the computation of net income (loss) per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock-based awards excluded from the computation totaled approximately 10 million shares for the three and nine months ended October 2, 2010, respectively, and approximately 10 million shares for the three months ended October 3, 2009.
In the nine months ended October 3, 2009, the effect of normally dilutive securities (for example, employee stock-based awards) was not dilutive because the Company generated a net operating loss. Employee stock-based awards excluded from the computation totaled approximately 13 million shares for the nine months ended October 3, 2009.
Note 12. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss), foreign currency translation adjustment, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income (loss) was $130.6 million and $196.6 million for the three and nine months ended October 2, 2010, respectively, and $154.2 million and $(684.9) million for the three and nine months ended October 3, 2009, respectively.

Avery Dennison Corporation
The components of accumulated other comprehensive loss (net of tax, with the exception of the foreign currency translation adjustment) were as follows:

(In millions)	October 2, 2010	January 2, 2010

Foreign currency translation adjustment	$188.3	$169.2
Net actuarial loss, prior service cost and net transition assets, less amortization	(329.2)	(303.4)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(10.5)	(11.0)

Accumulated other comprehensive loss	$(151.4)	$(145.2)

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, were as follows:

(In millions)	October 2, 2010	January 2, 2010

Beginning accumulated derivative loss	$(11.0)	$(15.8)
Net loss reclassified to earnings	8.5	15.2
Net change in the revaluation of hedging transactions	(8.0)	(10.4)

Ending accumulated derivative loss	$(10.5)	$(11.0)

Note 13. Fair Value Measurements
Recurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of October 2, 2010:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$12.2	$12.2	$—	$—
Derivative assets	14.6	.2	14.4	—

Liabilities:
Derivative liabilities	$9.1	$3.5	$5.6	$—

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 2, 2010:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$11.9	$11.9	$—	$—
Derivative assets	5.5	.5	5.0	—

Liabilities:
Derivative liabilities	$10.0	$3.5	$6.5	$—

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
Non-recurring Fair Value Measurements
Fair value measurements of assets on a non-recurring basis during the three months ended October 2, 2010 were not significant.

Avery Dennison Corporation
The following table summarizes the fair value measurements of assets on a non-recurring basis during the nine months ended October 2, 2010:

Fair Value Measurements Using
		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Total
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Losses

Long-lived assets	$1.9	$—	$1.9	$—	$(.5)

Long-lived assets with carrying amounts totaling $2.4 million were written down to their fair values of $1.9 million, resulting in an impairment charge of $.5 million for the nine months ended October 2, 2010, which was included in “Other expense, net” in the unaudited Consolidated Statement of Income.
The following table summarizes the fair value measurements of assets on a non-recurring basis during the nine months ended October 3, 2009:

		Fair Value Measurements Using
		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Total
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Losses

Goodwill	$415.0	$—	$—	$415.0	$(820.0)
Indefinite-lived intangible assets	18.0	—	—	18.0	(12.0)
Long-lived assets	9.6	—	6.6	3.0	(19.5)

Long-lived assets with carrying amounts totaling $29.1 million were written down to their fair values of $9.6 million, resulting in an impairment charge of $4.5 million and $19.5 million for the three and nine months ended October 3, 2009, respectively, which was included in “Other expense, net” in the unaudited Consolidated Statement of Income.
Goodwill with a carrying amount of approximately $1.2 billion was written down to its implied fair value of $415 million, resulting in a non-cash impairment charge of $820 million. Additionally, certain indefinite-lived assets with a total carrying value of approximately $30 million were written down to their implied fair value of $18 million, resulting in a non-cash impairment charge of $12 million. These charges are included in “Goodwill and indefinite-lived intangible asset impairment charges” in the unaudited Consolidated Statement of Income for the nine months ended October 3, 2009. Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” for further information.
Note 14. Commitments and Contingencies
Legal Proceedings
On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against the Company, UPM-Kymenne Corporation (“UPM”) and UPM’s subsidiary Raflatac (“Raflatac”), seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended its complaint to add Bemis Company, Inc.’s subsidiary Morgan Adhesives Company (“MACtac”) as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005, in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. Without

Avery Dennison Corporation
admitting liability, the Company agreed to pay plaintiffs $2 million to resolve all claims related to the purported state class actions in the states of Kansas, Nebraska, Tennessee and Vermont. Those settlements were approved by the Tennessee court on March 12, 2010. The Company recorded $2 million in the third quarter of 2009 in respect of the settlement of those claims, and made that payment on December 28, 2009. Also, without admitting any liability, the Company paid $2.5 million on July 15, 2010 to resolve all claims in the California action. This settlement was preliminarily approved by the California court on July 23, 2010 with the final approval hearing scheduled for December 8, 2010. In respect of settlement of this claim, the Company recorded $.7 million in the fourth quarter of 2009 and $.3 million and $1.5 million in the first and second quarters of 2010, respectively.
The Company and its subsidiaries are involved in various other lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of the Company’s business. Based upon current information, management believes that the impact of the resolution of these other matters is not material to the Company’s financial position, or is not estimable.
Environmental
As of October 2, 2010, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
The activity for the first nine months of 2010 related to environmental liabilities, which includes costs associated with compliance and remediation, was as follows:

(In millions)

Balance at January 2, 2010	$56.5
Accruals	.8
Payments	(3.1)

Balance at October 2, 2010	$54.2

As of October 2, 2010, approximately $12 million of the total balance was classified as short-term.
These estimates could change depending on various factors, such as modification of currently planned remedial actions, changes in remediation technologies, changes in site conditions, changes in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements, as well as other factors.
Product Warranty
The Company provides for an estimate of costs that may be incurred under its basic limited warranty at the time product revenue is recognized. These costs primarily include materials and labor associated with the service or sale of the product. Factors that affect the Company’s warranty liability include the number of units installed or sold, historical and anticipated rate of warranty claims on those units, cost per claim to satisfy the Company’s warranty obligation and availability of insurance coverage. Because these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. As of October 2, 2010, the Company’s product warranty liabilities were $1.9 million.
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
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. These advances are guaranteed by the Company. At October 2, 2010, the Company had guaranteed approximately $14 million.

Avery Dennison Corporation
As of October 2, 2010, the Company guaranteed up to approximately $17 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $439 million of certain subsidiaries’ lines of credit with various financial institutions.
Note 15. Segment Information
Financial information by reportable segment and other businesses is set forth below. Certain prior year amounts have been restated to reflect a transfer of a business from the Retail Information Services segment to other specialty converting businesses.

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$896.7	$851.0	$2,717.8	$2,453.4
Retail Information Services	378.7	324.2	1,135.4	970.3
Office and Consumer Products	229.7	242.8	618.5	644.1
Other specialty converting businesses	135.7	131.3	403.9	363.1

Net sales to unaffiliated customers	$1,640.8	$1,549.3	$4,875.6	$4,430.9

Intersegment sales:
Pressure-sensitive Materials	$37.9	$37.7	$117.9	$110.2
Retail Information Services	.5	.4	1.7	.9
Office and Consumer Products	.3	.2	.7	.6
Other specialty converting businesses	7.5	4.7	22.4	11.7
Eliminations	(46.2)	(43.0)	(142.7)	(123.4)

Intersegment sales	$—	$—	$—	$—

Income (loss) before taxes:
Pressure-sensitive Materials	$72.2	$75.7	$247.5	$126.1
Retail Information Services	11.4	(29.0)	46.5	(887.1)
Office and Consumer Products	20.4	41.0	71.3	98.9
Other specialty converting businesses	2.5	.8	9.5	(38.3)
Corporate expense	(10.4)	(11.1)	(37.4)	(50.0)
Interest expense	(19.1)	(19.1)	(57.7)	(67.0)

Income (loss) before taxes	$77.0 (1)	$58.3 (2)	$279.7 (3)	$(817.4	)(4)

(1)	Operating income for the third quarter of 2010 included “Other expense, net” totaling $10.5, consisting of restructuring costs of $5.8, asset impairment charges of $1.3 and lease cancellation costs of $1 and a loss from curtailment of domestic pension obligations of $2.4. Of the total $10.5, the Pressure-sensitive Materials segment recorded $2.3, the Retail Information Services segment recorded $1.8, the Office and Consumer Products segment recorded $5.8, and the other specialty converting businesses recorded $.6.

(2)	Operating income for the third quarter of 2009 included “Other expense, net” totaling $35.5, consisting of restructuring costs of $27, asset impairment charges of $4.7, lease cancellation costs of $1.8, and legal settlement costs of $2. Of the total $35.5, the Pressure-sensitive Materials segment recorded $8.3, the Retail Information Services segment recorded $22.3, the Office and Consumer Products segment recorded $(.2), and the other specialty converting businesses recorded $5.1.

(3)	Operating income for the first nine months of 2010 included “Other expense, net” totaling $21.4, consisting of restructuring costs of $12.4, asset impairment charges of $2.1 and lease cancellation costs of $1, a loss from curtailment and settlement of pension obligations of $4.3, a loss from debt extinguishment of $1.2, and net legal settlement costs of $.9, partially offset by a gain on sale of investment of $(.5). Of the total $21.4, the Pressure-sensitive Materials segment recorded $5.7, the Retail Information Services segment recorded $5.8, the Office and Consumer Products segment recorded $8.3, the other specialty converting businesses recorded $.9, and Corporate recorded $.7.

Avery Dennison Corporation

(4)	Operating loss for the first nine months of 2009 included “Other expense, net” totaling $162.4, consisting of restructuring costs of $69.9, asset impairment charges of $29.9, lease cancellation costs of $2.4, legal settlement costs of $39, and a loss from debt extinguishment of $21.2. Of the total $162.4, the Pressure-sensitive Materials segment recorded $70.2, the Retail Information Services segment recorded $37, the Office and Consumer Products segment recorded $5.5, the other specialty converting businesses recorded $28.5, and Corporate recorded $21.2.

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
FASB issued in May 2009, and amended in February 2010, an accounting standard on subsequent events. This standard defines what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued. This standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this accounting standard in the second quarter of 2009.
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

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements. It includes the following sections:

Non-GAAP Financial Measures	18
Forward-Looking Statements	18
Overview and Outlook	19
Analysis of Results of Operations for the Third Quarter	21
Results of Operations by Segment for the Third Quarter	22
Analysis of Results of Operations for the Nine Months Year-to-Date	24
Results of Operations by Segment for the Nine Months Year-to-Date	26
Financial Condition	28
Recent Accounting Requirements	31
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
We use the following non-GAAP financial measures in the Form 10-Q:
•	Organic sales growth (decline) refers to the change in sales excluding the estimated impact of currency translation and, where applicable, the extra week in fiscal year 2009;

•	Free cash flow refers to cash flow from operations and net proceeds from sale of investments, less net payments for capital expenditures, software and other deferred charges; and

•	Operational working capital refers to trade accounts receivable and inventories, net of accounts payable.
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

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Overview
Sales
Our sales increased 6% and 10% in the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009.

	Three Months Ended		Nine Months Ended
Estimated change in sales due to:	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Organic sales growth (decline)	8%	(6)%	10%	(11)%
Extra week in fiscal year 2009 (1)	—	—	(1)	2
Foreign currency translation	(2)	(4)	1	(6)

Reported sales growth (decline) (2)	6%	(10)%	10%	(15)%

(1)	Our 2009 fiscal year included a 53-week period, with the extra week reflected in the first quarter. Normally, each fiscal year consists of 52 weeks, but every fifth or sixth year consists of 53 weeks. The estimated impact of the extra week on growth rates for each period reflected both the number of days and the impact of holidays in each period.

(2)	Totals may not sum due to rounding.
Net Income (Loss)
Net income increased approximately $2 million and $999 million in the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009. Net loss in 2009 included an impairment of goodwill and indefinite-lived intangible assets totaling $832 million.
Factors affecting changes in net income in the first nine months of 2010 compared to the same period last year included:
Positive factors:
•	No impairment of goodwill and indefinite-lived intangible assets, which impacted results in the prior year

•	Higher volume

•	Cost savings from productivity improvement initiatives, including savings from restructuring actions

•	Lower restructuring, asset impairment, and lease cancellation charges related to cost reduction actions

•	Lower accrual for legal settlements

•	Lower loss on debt extinguishment
Negative factors:
•	Higher tax expense

•	Higher employee-related costs

•	Higher investments in growth and infrastructure

•	Raw material inflation

•	Impact of changes in customer programs in the Office and Consumer Products segment
Cost Reduction Actions
Q4 2008 – Q2 2010 Program
In the fourth quarter of 2008, we initiated a restructuring program that generated approximately $180 million in annualized savings by the end of the second quarter of 2010. We realized actual savings, net of transition costs, of approximately $75 million in 2009 and an incremental $62 million in the first nine months of 2010.
We recorded approximately $150 million in pretax charges (of which $105 million represents cash charges) related to this restructuring program, consisting of severance and related costs, asset impairment charges, and lease cancellation costs. Severance and related costs were related to approximately 4,350 positions. We do not expect to incur any further charges related to this program.
Additional Restructuring Actions
In the third quarter of 2010, we recorded approximately $7 million in pretax charges related to additional restructuring actions, consisting of severance and related costs for the reduction of approximately 585 positions, asset impairment charges, and lease cancellation costs. We anticipate approximately $6 million in annualized savings from these additional restructuring actions to be realized by the end of 2012.

Avery Dennison Corporation
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
The effective tax rate for the first nine months of 2010 was approximately 28%. For the same period in 2009, the effective tax rate was approximately 3%, which, when applied to a loss, resulted in a tax benefit. The effective tax rate for the first nine months of 2010 includes a benefit of approximately $17 million from discrete events, primarily the release of certain tax contingencies due to statute expirations, partially offset by the recognition of certain valuation allowances and other items. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
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

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net cash provided by operating activities	$283.6	$316.9
Purchases of property, plant and equipment, net	(50.1)	(45.7)
Purchases of software and other deferred charges	(17.1)	(20.4)
Proceeds from sale of investments, net	.2	.3

Free cash flow	$216.6	$251.1

Free cash flow in the first nine months of 2010 reflected higher income from operations, the amount and timing of payments for inventory purchases, and improved collection efforts, as well as lower spending on software and other deferred charges. These factors were more than offset by higher accounts receivable and inventory levels due to the increase in sales, and payments of severance and other accrued costs related to various restructuring programs, bonuses and trade rebates, as well as higher net spending on property, plant, and equipment. See “Analysis of Results of Operations” and “Liquidity” below for more information.
2010 Outlook
Certain factors that we believe may contribute to results for 2010 compared to results for 2009 are listed below.
We expect revenue and earnings to increase in 2010, the extent of which is subject, but not limited, to changes in global economic conditions and the amount of higher costs, principally raw materials, that can be offset with productivity measures and/or price increases.
We expect contributions to all pension plans (domestic and international) of at least $50 million in 2010. We expect incremental pension expense of approximately $15 million for all pension plans and an additional loss of approximately $2 million due to the freezing of two of our domestic pension plans effective December 31, 2010.
We anticipate restructuring charges and other items included in “Other expense, net” to be approximately $15 million to $20 million. We expect to realize an incremental $70 million of restructuring savings, net of transition costs, from the Q4 2008 — Q2 2010 Program.
We anticipate lower interest expense (approximately $75 million) due primarily to retirements of certain indebtedness. Our assumptions on interest expense are subject to changes in market rates through the remainder of the year.
Our annual effective tax rate may be impacted by future events including changes in tax laws, geographic income mix, repatriation of cash, tax audits, closure of tax years, legal entity restructuring, and changes in valuation allowances on deferred tax assets. Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements and the recognition of discrete events. In the fourth quarter of 2010, we expect a reversal of a non-U.S. deferred tax liability from a change to our legal entity structure. The benefit from this discrete event is expected to be reflected in our effective tax rate and add approximately $.40 to our earnings per share in the fourth quarter of 2010.
We anticipate increased investment in new growth opportunities and infrastructure, including higher spending related to innovation and demand creation in the Office and Consumer Products segment.

Avery Dennison Corporation
We anticipate our capital and software expenditures to be approximately $125 million.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income Before Taxes

	Three Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net sales	$1,640.8	$1,549.3
Cost of products sold	1,187.8	1,113.3

Gross profit	453.0	436.0
Marketing, general and administrative expense	346.4	323.1
Interest expense	19.1	19.1
Other expense, net	10.5	35.5

Income before taxes	$77.0	$58.3

As a Percent of Sales:
Gross profit	27.6%	28.1%
Marketing, general and administrative expense	21.1	20.9
Income before taxes	4.7	3.8

Sales
Sales increased 6% in the third quarter of 2010 compared to the same period last year, due largely to higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation (approximately $35 million).
On an organic basis, sales grew 8% in the third quarter of 2010, reflecting higher volume driven by increased demand across all major regions, with particular strength in the Pressure-sensitive Materials and Retail Information Services segments.
Refer to “Results of Operations by Segment for the Third Quarter” for information by reportable segment.
Gross Profit Margin
Gross profit margin for the third quarter of 2010 declined compared to the same period last year, as raw material inflation more than offset the benefits of increased volume, pricing actions, and restructuring and productivity initiatives.
Marketing, General and Administrative Expense
The increase in marketing, general and administrative expense in the third quarter of 2010 compared to the same period last year primarily reflected higher investments in growth and infrastructure and higher employee-related costs. These increases were partially offset by the impact of foreign currency translation and savings from restructuring and productivity initiatives.
Other Expense, net

	Three Months Ended
(In millions)	October 2, 2010	October 3, 2009

Restructuring costs	$5.8	$27.0
Asset impairment charges and lease cancellation costs	2.3	6.5
Other	2.4	2.0

Other expense, net	$10.5	$35.5

In the third quarter of 2010, “Other expense, net” consisted of charges for severance and related costs due to the reduction in headcount of approximately 620 positions primarily in the Office and Consumer Products and Retail Information Services segments, asset impairment charges in the Pressure-sensitive Materials segment, the Retail Information Services segment, and other specialty converting businesses, as well as lease cancellation costs in the Office and Consumer Products segment. Other items included a loss from curtailment of domestic pension obligations ($2.4 million).
In the third quarter of 2009, “Other expense, net” consisted of restructuring costs including severance and other employee-related costs, asset impairment and lease cancellation charges, as well as legal settlement costs. Restructuring costs in the third quarter of 2009 related to a reduction in headcount of approximately 490 positions in all segments and geographic regions.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share)	October 2, 2010	October 3, 2009

Income before taxes	$77.0	$58.3
Provision for (benefit from) income taxes	12.8	(4.2)

Net income	$64.2	$62.5

Net income per common share	$.61	$.59
Net income per common share, assuming dilution	$.60	$.59

Net income as a percent of sales	3.9%	4.0%

Percent change in:
Net income	2.7%	(.3)%
Net income per common share	(3.4)	(7.8)
Net income per common share, assuming dilution	(1.7)	(6.3)

Provision for (Benefit from) Income Taxes
The effective tax rate for the third quarter of 2010 was approximately 17%. For the same period in 2009, the effective tax rate was approximately negative 7%, which, when applied to the income, resulted in a tax benefit. The effective tax rate for the third quarter of 2010 includes a benefit of approximately $17 million from discrete events, primarily the release of certain tax contingencies due to statute expirations, partially offset by the recognition of certain valuation allowances and other items. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE THIRD QUARTER
Pressure-sensitive Materials Segment

	Three Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net sales including intersegment sales	$934.6	$888.7
Less intersegment sales	(37.9)	(37.7)

Net sales	$896.7	$851.0
Operating income (1)	72.2	75.7

(1) Includes loss on curtailment of domestic pension obligations in 2010, legal settlement and lease cancellation costs in 2009, and restructuring costs and asset impairment charges in both years	$2.3	$8.3

Net Sales
Sales in our Pressure-sensitive Materials segment increased 5% in the third quarter of 2010 compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation (approximately $26 million). On an organic basis, sales grew 9% resulting from higher volume driven by increased demand and the impact of pricing.
On an organic basis, sales in our roll materials business in the third quarter of 2010 increased at a high single-digit rate compared to the same period last year, reflecting growth in all of our geographic regions.
On an organic basis, sales in our graphics and reflective business increased at a mid-single digit rate.
Operating Income
Decreased operating income in the third quarter of 2010 reflected continued raw material inflation, which outpaced pricing actions, and higher employee-related costs as well as higher investments in growth and infrastructure. These factors more than offset the benefits from higher volume and restructuring and productivity improvement initiatives. Restructuring costs and asset impairment charges were lower in the third quarter of 2010 compared to the same period last year. Operating income included a loss on curtailment of domestic pension obligations in 2010 and legal settlement and lease cancellation costs in 2009.

Avery Dennison Corporation
Retail Information Services Segment

	Three Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net sales including intersegment sales	$379.2	$324.6
Less intersegment sales	(.5)	(.4)

Net sales	$378.7	$324.2
Operating income (loss) (1)	11.4	(29.0)

(1) Includes loss on curtailment of domestic pension obligations in 2010, lease cancellation costs in 2009, and restructuring costs and asset impairment charges in both years	$1.8	$22.3

Net Sales
Sales in our Retail Information Services segment increased 17% in the third quarter of 2010 compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation (approximately $3 million). On an organic basis, sales grew 18%, reflecting increased demand due in part to significant inventory reductions by apparel retailers in the prior year, as well as new programs with key brands and retailers.
Operating Income (Loss)
Operating income in the third quarter of 2010 reflected higher volume and cost savings from restructuring and productivity improvement initiatives, partially offset by higher employee-related costs. Restructuring costs and asset impairment charges were lower in the third quarter of 2010 compared to the same period last year. Operating income (loss) included a loss on curtailment of domestic pension obligations in 2010 and lease cancellation costs in 2009.
Office and Consumer Products Segment

	Three Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net sales including intersegment sales	$230.0	$243.0
Less intersegment sales	(.3)	(.2)

Net sales	$229.7	$242.8
Operating income (1)	20.4	41.0

(1) Includes loss on curtailment of domestic pension obligations and restructuring and lease cancellation costs in 2010	$5.8	$(.2)

Net Sales
Sales in our Office and Consumer Products segment on a reported and organic basis decreased 5% in the third quarter of 2010 compared to the same period last year. The sales decline was due primarily to continued weak end-market demand, increased competition in the label category, and the unfavorable impact of foreign currency translation (approximately $2 million).
Operating Income
Decreased operating income in the third quarter of 2010 reflected lower sales, higher investment in demand creation, innovation, and consumer promotions and marketing, as well as raw material inflation, partially offset by benefits from restructuring and productivity improvement initiatives. Operating income in the third quarter of 2010 included a loss on curtailment of domestic pension obligations and restructuring and lease cancellation costs.
Other specialty converting businesses

	Three Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net sales including intersegment sales	$143.2	$136.0
Less intersegment sales	(7.5)	(4.7)

Net sales	$135.7	$131.3
Operating income (1)	2.5	.8

(1) Includes loss on curtailment of domestic pension obligations in 2010, and restructuring costs and asset impairment charges in both years	$.6	$5.1

Avery Dennison Corporation
Net Sales
Sales in our other specialty converting businesses increased 3% in the third quarter of 2010 compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation (approximately $3 million). On an organic basis, sales grew 6% due primarily to increased demand for products for automotive applications, which was down significantly in the third quarter of 2009.
Operating Income
Increased operating income in the third quarter of 2010 reflected lower restructuring costs and asset impairment charges, benefits from restructuring and productivity improvement initiatives, and higher volume. These increases were partially offset by raw material inflation and higher employee-related costs. Operating income in the third quarter of 2010 also included a loss on curtailment of domestic pension obligations.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE
Income (Loss) Before Taxes

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net sales	$4,875.6	$4,430.9
Cost of products sold	3,491.4	3,259.5

Gross profit	1,384.2	1,171.4
Marketing, general and administrative expense	1,025.4	927.4
Goodwill and indefinite-lived intangible asset impairment charges	—	832.0
Interest expense	57.7	67.0
Other expense, net	21.4	162.4

Income (loss) before taxes	$279.7	$(817.4)

As a Percent of Sales:
Gross profit	28.4%	26.4%
Marketing, general and administrative expense	21.0	20.9
Income (loss) before taxes	5.7	(18.4)

Sales
Sales on a reported and organic basis increased 10% in the first nine months of 2010 compared to the same period last year, as the favorable impact of foreign currency translation (approximately $48 million) was offset by the impact of the extra week in the first quarter of 2009.
On an organic basis, the sales growth in the first nine months of 2010 reflected higher volume driven by increased demand across all major regions, with particular strength in the Pressure-sensitive Materials and Retail Information Services segments.
Refer to “Results of Operations by Segment for the nine months Year-to-Date” for information by reportable segment.
Gross Profit Margin
Gross profit margin for the first nine months of 2010 improved compared to the same period last year, reflecting increased volume and the benefits from restructuring and productivity initiatives, partially offset by raw material inflation and the impact of changes in customer programs in the Office and Consumer Products segment.
Marketing, General and Administrative Expense
The increase in marketing, general and administrative expense in the first nine months of 2010 compared to the same period last year primarily reflected higher investments in growth and infrastructure, higher employee-related costs, lower spending in the first nine months of 2009 due to adverse global economic conditions, and the impact of foreign currency translation. These increases were partially offset by savings from restructuring and productivity initiatives.
Goodwill and Indefinite-Lived Intangible Asset Impairment Charges
In the first quarter of 2009, we recorded non-cash impairment charges of $832 million for the retail information services reporting unit. Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Other Expense, net

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009

Restructuring costs	$12.4	$69.9
Asset impairment charges and lease cancellation costs	3.1	32.3
Other	5.9	60.2

Other expense, net	$21.4	$162.4

In the first nine months of 2010, “Other expense, net” consisted of restructuring costs including severance and related costs due to the reduction in headcount of approximately 900 positions in all segments and geographic regions, asset impairment charges in the Pressure-sensitive Materials segment, the Retail Information Services segment, and other specialty converting businesses, as well as lease cancellation costs in the Office and Consumer Products segment. Other items included a loss from curtailment and settlement of pension obligations ($4.3 million), a loss from debt extinguishment ($1.2 million), and net legal settlement costs ($.9 million), partially offset by a gain on sale of investment ($.5 million).
In the first nine months of 2009, “Other expense, net” consisted of restructuring costs including severance and other employee-related costs due to the reduction in headcount of approximately 2,420 positions across all segments and geographic regions, asset impairment charges and lease cancellation costs. Other items included legal settlement costs ($39 million) and a loss from debt extinguishment (approximately $21 million). For more information regarding the debt extinguishment, refer to “Financial Condition” in this report and Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income (Loss) and Earnings per Share

	Nine Months Ended
(In millions, except per share)	October 2, 2010	October 3, 2009

Income (loss) before taxes	$279.7	$(817.4)
Provision for (benefit from) income taxes	77.0	(20.8)

Net income (loss)	$202.7	$(796.6)

Net income (loss) per common share	$1.92	$(7.73)
Net income (loss) per common share, assuming dilution	$1.90	$(7.73)

Net income (loss) as a percent of sales	4.2%	(18.0)%

Percent change in:
Net income (loss)	125.4%	(456.4)%
Net income (loss) per common share	124.8	(440.5)
Net income (loss) per common share, assuming dilution	124.6	(442.0)

Provision for (Benefit from) Income Taxes
The effective tax rate for the first nine months of 2010 was approximately 28%. For the same period in 2009, the effective tax rate was approximately 3%, which, when applied to a loss, resulted in a tax benefit. The effective tax rate for the first nine months of 2010 includes a benefit of approximately $17 million from discrete events, primarily the release of certain tax contingencies due to statute expirations, partially offset by the recognition of certain valuation allowances and other items. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net sales including intersegment sales	$2,835.7	$2,563.6
Less intersegment sales	(117.9)	(110.2)

Net sales	$2,717.8	$2,453.4
Operating income (1)	247.5	126.1

(1) Includes loss on curtailment of domestic pension obligations in 2010, lease cancellation costs in 2009, and restructuring costs, asset impairment charges, and legal settlements in both years	$5.7	$70.2

Net Sales
Sales in our Pressure-sensitive Materials segment increased 11% in the first nine months of 2010 compared to the same period last year, reflecting the favorable impact of foreign currency translation (approximately $33 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales grew 10% in the first nine months of 2010, reflecting higher volume driven by increased demand.
On an organic basis, sales in our roll materials business in the first nine months of 2010 increased at a high single-digit rate compared to the same period last year, reflecting growth in all of our geographic regions.
On an organic basis, sales in our graphics and reflective business increased at a high single-digit rate, reflecting increased promotional spending by customers and our new product launches.
Operating Income
Increased operating income in the first nine months of 2010 reflected higher volume and cost savings from restructuring and productivity improvement initiatives, partially offset by raw material inflation, higher employee-related costs, and higher investments in growth and infrastructure. In addition, operating income in the first nine months of 2010 included lower legal settlements, and lower restructuring and asset impairment charges compared to the same period in the prior year. Operating income also included a loss on curtailment of domestic pension obligations in 2010 and lease cancellation costs in 2009.
Retail Information Services Segment

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net sales including intersegment sales	$1,137.1	$971.2
Less intersegment sales	(1.7)	(.9)

Net sales	$1,135.4	$970.3
Operating income (loss) (1) (2)	46.5	(887.1)

(1) Includes loss on curtailment of domestic pension obligations and legal settlement costs in 2010, lease cancellation costs in 2009, and restructuring costs and asset impairment charges in both years	$5.8	$37.0

(2) Includes goodwill and indefinite-lived intangible asset impairment charges in 2009	$—	$832.0

Net Sales
Sales in our Retail Information Services segment on a reported and organic basis increased 17% in the first nine months of 2010 compared to the same period last year. The favorable impact of foreign currency translation (approximately $8 million) was offset by the impact of the extra week in the first quarter of 2009. On an organic basis, the sales growth in the first nine months of 2010 reflected increased demand due in part to significant inventory reductions by apparel retailers during the first nine months of 2009, as well as new programs with key brands and retailers.
Operating Income (Loss)
Increased operating income in the first nine months of 2010 primarily reflected goodwill and indefinite-lived intangible asset impairment charges recorded in the prior year. Operating income also increased due to the benefits of higher volume and cost savings from restructuring and productivity improvement initiatives, partially offset by higher employee-related costs. Operating income in the

Avery Dennison Corporation
first nine months of 2010 included lower restructuring costs and asset impairment charges compared to the same period in the prior year. Operating income (loss) also included a loss on curtailment of domestic pension obligations and legal settlement costs in 2010, and lease cancellation costs in 2009.
Office and Consumer Products Segment

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net sales including intersegment sales	$619.2	$644.7
Less intersegment sales	(.7)	(.6)

Net sales	$618.5	$644.1
Operating income (1)	71.3	98.9

(1) Includes loss on curtailment and settlement of pension obligations and lease cancellation costs in 2010, asset impairment charges in 2009, and restructuring costs in both years	$8.3	$5.5

Net Sales
Sales in our Office and Consumer Products segment on a reported and organic basis decreased 4% in the first nine months of 2010 compared to the same period last year. The impact of the extra week in the first quarter of 2009 offset the favorable impact of foreign currency translation (approximately $6 million). On an organic basis, the sales decline in the first nine months of 2010 reflected continued weak end-market demand, changes in customer programs, and increased competition in the label category.
Operating Income
Decreased operating income in the first nine months of 2010 reflected higher investment in demand creation, innovation, and consumer promotions and marketing, changes in customer programs, and raw material inflation, partially offset by benefits from restructuring and productivity improvement initiatives. Operating income in the first nine months of 2010 included higher restructuring costs compared to the same period in the prior year. Operating income also included a loss on curtailment and settlement of pension obligations and lease cancellation costs in 2010, and asset impairment charges in 2009.
Other specialty converting businesses

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009

Net sales including intersegment sales	$426.3	$374.8
Less intersegment sales	(22.4)	(11.7)

Net sales	$403.9	$363.1
Operating income (loss) (1)	9.5	(38.3)

(1) Includes loss on curtailment of domestic pension obligations in 2010, and restructuring costs and asset impairment charges in both years	$.9	$28.5

Net Sales
Sales in our other specialty converting businesses increased 11% in the first nine months of 2010 compared to the same period last year, reflecting the favorable impact of foreign currency translation (approximately $1 million), partially offset by the impact of the extra week in the first quarter of 2009. On an organic basis, sales grew 12% in the first nine months of 2010, reflecting increased demand for products for automotive applications, which was down sharply in the first nine months of 2009.
Operating Income (Loss)
Operating income in the first nine months of 2010 reflected higher volume and the benefits from restructuring and productivity improvement initiatives, partially offset by raw material inflation and higher employee-related costs. Operating income in the first nine months of 2010 included lower restructuring costs and asset impairment charges compared to the same period in the prior year. Operating income also included a loss on curtailment of domestic pension obligations in 2010.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Cash Flow from Operating Activities for the First Nine Months:

(In millions)	2010	2009

Net income (loss)	$202.7	$(796.6)
Depreciation and amortization	187.9	194.0
Provision for doubtful accounts	15.2	16.3
Goodwill and indefinite-lived intangible asset impairment charges	—	832.0
Asset impairment and net (gain) loss on sale and disposal of assets	(.5)	40.9
Loss from debt extinguishment	1.2	21.2
Stock-based compensation	25.9	19.8
Other non-cash items, net	33.0	9.0
Changes in assets and liabilities and other adjustments, net of the effect of business acquisitions	(181.8)	(19.7)

Net cash provided by operating activities	$283.6	$316.9

For cash flow purposes, changes in assets and liabilities and other adjustments, net of the effect of business acquisitions, exclude the impact of foreign currency translation (discussed in “Analysis of Selected Balance Sheet Accounts” below).
In 2010, cash flow from operating activities reflected higher income from operations, the amount and timing of payments for inventory purchases, and improved collection efforts. These factors were more than offset by higher accounts receivable and inventory levels due to the increase in sales, and payments of severance and other accrued costs related to various restructuring programs, bonuses and trade rebates.
In 2009, cash flow from operating activities reflected lower inventory purchases and better inventory management. These factors were partially offset by the timing of payments of accounts payable, as well as the timing of payments of bonuses and trade rebates, and lower income from operations.
Cash Flow from Investing Activities for the First Nine Months:

(In millions)	2010	2009

Purchases of property, plant and equipment, net	$(50.1)	$(45.7)
Purchases of software and other deferred charges	(17.1)	(20.4)
Proceeds from sale of investments, net	.2	.3
Other	—	(5.0)

Net cash used in investing activities	$(67.0)	$(70.8)

Capital and Software Spending
During the first nine months of 2010 and 2009, we invested in various small capital projects companywide. Information technology projects during the first nine months of 2010 and 2009 included customer service and standardization initiatives.
Cash Flow from Financing Activities for the First Nine Months:

(In millions)	2010	2009

Net change in borrowings and payments of debt	$(126.6)	$(151.3)
Dividends paid	(66.5)	(112.3)
Proceeds from exercise of stock options, net	2.1	—
Other	(7.3)	2.0

Net cash used in financing activities	$(198.3)	$(261.6)

Borrowings and Repayment of Debt
In March 2009, we completed an exchange of approximately 6.6 million (or 75.15%) of our outstanding Corporate HiMEDS units. In aggregate, the exchange resulted in the extinguishment of approximately $331 million of senior notes that are part of the Corporate HiMEDS units, the issuance of approximately 6.5 million shares of our common stock (par value $1.00 per share) with a book value of approximately $297 million, and the payment of approximately $43 million in cash to participating holders who validly tendered their Corporate HiMEDS units. As a result of this exchange, we recorded a debt extinguishment loss of approximately $21 million, which included a write-off of $9.6 million related to unamortized debt issuance costs.

Avery Dennison Corporation
Subsequent to the end of the third quarter of 2010, on November 5, 2010, we completed the remarketing of our remaining HiMEDS senior notes. Refer to Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
On April 13, 2010, we issued $250 million of senior notes bearing an interest rate of 5.375% per year, due April 2020. The approximately $248 million in proceeds from the offering, net of the underwriting discounts and offering expenses, were used, together with commercial paper borrowings, to repay the $325 million in indebtedness outstanding under a term loan credit facility of one of our subsidiaries in May 2010.
Dividend Payments
Our dividend per share was $.60 in first nine months of 2010 compared to $1.02 in the first nine months of 2009, reflecting our decision in July 2009 to reduce our dividend per share.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Goodwill decreased approximately $9 million during the first nine months of 2010, which primarily reflected the impact of foreign currency translation.
Other intangibles resulting from business acquisitions, net decreased approximately $25 million during the first nine months of 2010, which primarily reflected amortization expense ($25 million) and the impact of foreign currency translation ($2 million).
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other assets decreased approximately $17 million during the first nine months of 2010, which primarily reflected amortization expense of software and other deferred charges ($28 million), a reclassification of a third-party loan receivable to short-term receivables ($5 million) and the impact of foreign currency translation ($2 million). These decreases were partially offset by purchases of software and other deferred charges ($17 million) and an increase in cash surrender value of corporate-owned life insurance ($4 million).
Other Shareholders’ Equity Accounts
Our shareholders’ equity was approximately $1.53 billion at October 2, 2010 compared to approximately $1.36 billion at January 2, 2010. The increase in our shareholders’ equity was primarily due to an increase in net income and the impact of foreign currency translation, partially offset by dividend payments and an increase in accumulated other comprehensive loss resulting from the freezing of two of our domestic pension plans.
The value of our employee stock benefit trust decreased $112 million during the first nine months of 2010 due to repurchases of common shares from the “Employee stock benefit trust” and retirements of these repurchases to “Treasury stock at cost,” which reflected the funding of employee benefit obligations ($93 million), a decrease in the market value of shares held in the trust ($2 million), and the issuance of shares under our employee stock option and incentive plans and our defined contribution plan ($17 million).
Impact of Foreign Currency Translation for the First Nine Months:

(In millions)	2010	2009

Change in net sales	$48	$(341)
Change in net income	(2)	(9)

International operations generated approximately 67% of our net sales in the first nine months of 2010. Our future results are subject to changes in political and economic conditions and the impact of fluctuations in foreign currency exchange and interest rates.
The effect of currency translation on sales in the first nine months of 2010, compared to the first nine months of 2009, primarily reflected a positive impact from sales in the currencies of Australia, Brazil and Canada, partially offset by a negative impact from sales denominated in euros.
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
Operational Working Capital Ratio
Working capital (deficit) (current assets minus current liabilities), as a percent of annualized net sales, increased in 2010 primarily due to a decrease in short-term and current portion of long-term debt and increases in current deferred tax assets, net trade accounts receivable, cash and cash equivalents, and inventories. The increase in current deferred tax assets was primarily due to a reclassification of tax credits from non-current deferred tax assets. These factors were partially offset by increases in accounts payable and annualized net sales.
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
Operational Working Capital for the First Nine Months:

(In millions)	2010	2009

(A) Working capital (deficit) (current assets minus current liabilities)	$237.1	$(164.0)
Reconciling items:
Cash and cash equivalents	(157.8)	(91.9)
Current deferred and refundable income taxes and other current assets	(316.7)	(212.0)
Short-term and current portion of long-term debt	443.5	669.4
Current deferred and payable income taxes and other current liabilities	686.5	668.4

(B) Operational working capital	$892.6	$869.9

(C) Annualized net sales (year-to-date sales divided by 3, multiplied by 4)	$6,500.8	$5,772.0 (1)

Working capital (deficit), as a percent of annualized net sales (A) ÷ (C)	3.7%	(2.8)%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	13.7%	15.1%

(1)	Adjusted for the extra week in the first quarter of 2009
As a percent of annualized sales, operational working capital for the first nine months of 2010 decreased compared to the same period in the prior year. The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 58 days in the first nine months of 2010 compared to 60 days in the first nine months of 2009, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months of 2010 and 2009, respectively. The change from prior year in the average number of days sales outstanding reflected improved collection efforts.
Inventory Ratio
Average inventory turnover was 8.4 in the first nine months of 2010 compared to 8.1 in the first nine months of 2009, calculated using the annualized cost of sales (cost of sales for the first nine months divided by three, and multiplied by four, adjusted for the extra week in the first quarter of 2009) divided by the three-quarter average inventory balance for the first nine months of 2010 and 2009, respectively. The change from prior year in the average inventory turnover reflected continued focus on inventory management.
Accounts Payable Ratio
The average number of days payable outstanding was 58 days in the first nine months of 2010 compared to 52 days in the first nine months of 2009, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months of 2010 and 2009, respectively. The change from prior year in the average number of days payable outstanding reflected timing of payments.

Avery Dennison Corporation
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At October 2, 2010, we had cash and cash equivalents of approximately $158 million held in accounts managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, there is no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
Capital from Debt
Our total debt decreased by $115 million in the first nine months of 2010 to approximately $1.51 billion compared to approximately $1.62 billion at year end 2009, reflecting a decrease in commercial paper borrowings. We used cash flow generated from operating activities to repay our commercial paper borrowings. Refer to “Borrowings and Repayment of Debt” above for further information. The decrease in total debt was partially offset by an increase in capital lease obligations.
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
The Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes. The Company did not repurchase any registered equity securities in the third quarter of 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 3.1	Restated Certification of Incorporation, as amended as of April 22, 2010, is incorporated by reference to the first quarterly report for 2010 on Form 10-Q, filed May 12, 2010

Exhibit 3.2	By-laws, as amended and restated, are incorporated by reference to the current report on Form 8-K, filed April 27, 2010

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	D. A. Scarborough Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	M. R. Butier Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	D. A. Scarborough Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	M. R. Butier Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Extension Schema Document*

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as may be expressly set forth by specific reference in such filings.

Avery Dennison Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION (Registrant)
/s/ Mitchell R. Butier
Mitchell R. Butier
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lori J. Bondar
Lori J. Bondar
Vice President and Controller, and Chief Accounting Officer (Principal Accounting Officer) November 9, 2010