Form 10-K
period 2011-01-01
AVERY DENNISON CORPORATION
filed 2011-02-28
CIK 8818

2010 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 3, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,369,883,051.

Number of shares of common stock, $1 par value, outstanding as of January 29, 2011: 106,874,924.

The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:

Portions of Annual Report to Shareholders for fiscal year ended January 1, 2011	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2011	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2010 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS.

Company Background

Avery Dennison Corporation (“Avery Dennison,” the “Company,” “Registrant,” or “Issuer,” and which may be referred to as “we” or “us”) was incorporated in 1977 in the state of Delaware as Avery International Corporation, the successor corporation to a California corporation of the same name that had been incorporated in 1946. In 1990, the Company merged one of its subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became a wholly-owned subsidiary of the Company and in connection with which the Company’s name was changed to Avery Dennison Corporation. You can learn more about us by visiting our Web site at www.averydennison.com. Our Web site address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our Web site is not and should not be considered part of this report and is not incorporated by reference in this report.

Business Overview and Reporting Segments

Our businesses include the production of pressure-sensitive materials, office and consumer products and a variety of tickets, tags, labels and other converted products. Some pressure-sensitive materials are sold to label printers and converters that “convert” the materials into labels and other products through embossing, printing, stamping and die-cutting. Some are sold by us in converted form as printable media, tapes and reflective sheeting. We also manufacture and sell a variety of office and consumer products, other converted products and items not involving pressure-sensitive components, such as binders, organizing systems, markers, fasteners, business forms, as well as tickets, tags, radio-frequency identification (“RFID”) inlays and labels, and imprinting equipment and related services for retail and apparel manufacturers.

We are subject to certain risks described in “Risk Factors” (Part I, Item 1A) and “Legal Proceedings” (Part I, Item 3), including those normally attending international and domestic operations, such as changes in economic or political conditions in the regions in which we conduct business, currency fluctuations, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, competitors, tax legislation, legal proceedings, and the availability and pricing of raw materials.

No single customer represented 10% or more of our net sales in, or trade receivables at year end of, 2010 or 2009. However, as of January 1, 2011, the ten largest customers by net sales and trade receivables represented 12% and 13%, respectively, and were primarily concentrated in our Office and Consumer Products segment. The financial position and operations of these customers are monitored on an ongoing basis (see “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”). United States export sales are not a significant part of our business. Backlog is not considered material in the industries in which we compete.

Our reporting segments are:

•	Pressure-sensitive Materials;

•	Retail Information Services; and

•	Office and Consumer Products.

In addition to our reporting segments, we have other specialty converting businesses comprised of several businesses that produce specialty tapes and highly engineered labels including RFID inlays and labels, and other converted products.

In 2008, we completed the acquisition of DM Label Group (“DM Label”), a manufacturer of labels, tags and tickets for retail and apparel applications, including woven labels. These operations are included in our Retail Information Services segment. See “Retail Information Services Segment” below for further information.

In 2010, the Pressure-sensitive Materials segment contributed approximately 56% of our total sales, while the Retail Information Services and Office and Consumer Products segments contributed approximately 23% and 13%, respectively, of our total sales.

In 2010, international operations constituted a substantial majority of our business, representing approximately 68% of our sales. We expanded our operations, focusing particularly on Asia, Latin America and Eastern Europe. As of January 1, 2011, we operated approximately 200 manufacturing and distribution facilities worldwide, employed approximately 32,000 persons, and conducted business in over 60 countries.

Pressure-sensitive Materials Segment

Our Pressure-sensitive Materials segment manufactures and sells Fasson-, JAC-, and Avery Dennison-brand pressure-sensitive roll materials, Avery-brand graphics and graphic films, Avery Dennison-brand reflective products, and performance polymers (largely used to manufacture pressure-sensitive materials). The business of this segment tends not to be seasonal, except for certain outdoor graphics and reflective products and operations in Western Europe. Pressure-sensitive materials consist primarily of papers, plastic films, metal foils and fabrics, which are coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. These materials are sold to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications on a worldwide basis.

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

Graphic products consist of a variety of films and other products sold to the architectural, commercial sign, digital printing, and other related market segments. We also sell durable cast and reflective films to the construction, automotive, and fleet transportation market segments, scrim-reinforced vinyl material for banner sign applications, and reflective films for traffic and safety applications. Our graphics and reflective businesses are organized on a worldwide basis to serve the expanding commercial graphic arts market segment, including wide-format digital printing applications. We also manufacture and sell proprietary films that are used for outdoor, weather-resistant applications.

Performance polymer products include a range of solvent- and emulsion-based acrylic polymer adhesives, protective coatings and other polymer additives for internal use, as well as for sale to other companies.

In this segment, our larger roll materials competitors are Raflatac (“Raflatac”), a subsidiary of UPM-Kymmene (“UPM”), and Morgan Adhesives (“MACtac”), a division of Bemis Company, Inc. For graphics and reflective products, our largest competitor is 3M Company. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical knowledge, relative size and scale of operations, ability to serve our customers with a broad line of quality products and service programs, distribution and brand strength, and development and commercialization of new products are among the more significant factors in maintaining and further developing our competitive position.

Retail Information Services Segment

Our Retail Information Services segment designs, manufactures and sells a wide variety of brand identification and information management products for retailers, apparel manufacturers, distributors and industrial customers on a worldwide basis. The business of this segment tends to be seasonal, with higher volume generally in advance of the fall (back-to-school), spring, and holiday shipping periods.

Our brand identification products include woven and printed labels, graphic tags and barcode tags. Our information management products include price tickets, carton labels, RFID tags and printing applications. Services include supply chain and security management, and retail store efficiency. Our solution-enabling products include printers, fastening and application devices, and security management products.

In this segment, our competitors include SML Group and Checkpoint Systems, Inc. and Shore to Shore, Inc. We believe that our ability to serve our customers consistently wherever they manufacture with product innovation, comprehensive brand identification and information management product line, and global distribution network, service, and quality are the key advantages in maintaining and further developing our competitive position.

Office and Consumer Products Segment

The Office and Consumer Products segment manufactures and sells a wide range of Avery-brand printable media and other products. The business of this segment tends to be seasonal, with higher volume related to the back-to-school season.

This segment’s products are concentrated in a few major customers, primarily office products superstores, mass market distributors and wholesalers. The loss of one or more of these customers could have a material adverse effect on the segment’s financial results. We manufacture and sell a wide range of Avery-brand products for office, school and home uses: printable media, such as copier, ink-jet and laser printer labels, related computer software, ink-jet and laser printer card and index products; and organization, filing and presentation products, such as binders, dividers and sheet protectors. We also offer a wide range of other stationery products, including writing instruments, markers, adhesives and specialty products under brand names such as Avery, Marks-A-Lot and HI-LITER. The extent of our product offerings varies by geographic market.

In this segment, our larger competitors are 3M Company, Acco Brands Corporation, Esselte Corporation and manufacturers of private-label brands. We believe that our brand strength, customer relationships, service excellence, large installed base of software that facilitates the use of many of our products, ability to serve our customers with a broad line of quality products, and development and commercialization of new products are among the more significant factors in maintaining and further developing our competitive position.

Other specialty converting businesses

Other specialty converting businesses include our specialty tape, industrial, performance films and automotive products, business media, RFID and security printing businesses. These businesses manufacture and sell specialty tapes, highly engineered films, RFID inlays and labels, pressure-sensitive postage stamps and other converted products. These businesses are generally not seasonal, except for certain automotive products due to plant shutdowns by automotive manufacturers.

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

Our automotive businesses primarily consist of custom pressure-sensitive and heat-seal labels, pressure-sensitive films and engineered fasteners for the automotive market segment. These products are sold primarily to original equipment manufacturers and their suppliers.

Our industrial businesses consist of custom pressure-sensitive labels and multi-layer film constructions for durable goods, electronics and consumer packaged goods. These products are sold primarily to original equipment manufacturers, tier suppliers and packaging converters.

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

In addition, we sell specialty print-receptive films to the industrial label market segment, metallic pigments to the packaging industry, and proprietary wood grain and other patterns of film laminates for housing exteriors.

We compete with a number of diverse businesses. Our largest competitor for this group of businesses is 3M Company in the specialty tape business. We believe that entry of competitors into these specialty converting businesses is limited by capital and technical requirements. We believe that our ability to serve our customers with quality, cost effective products and newly-developed and commercialized products are among the more significant factors in developing and maintaining our competitive position.

Segment Financial Information

Certain financial information on our reporting segments and other specialty converting businesses for the three years ended January 1, 2011 appears in Note 12, “Segment Information,” in the Notes to Consolidated Financial Statements contained in our 2010 Annual Report to Shareholders (our “2010 Annual Report”) and is incorporated herein by reference.

Foreign Operations

Certain financial information about our geographic areas for the three years ended January 1, 2011 appears in Note 12, “Segment Information,” in the Notes to Consolidated Financial Statements contained in our 2010 Annual Report and is incorporated herein by reference.

Research and Development

Many of our current products are the result of our research and development efforts. Our expenses for research, design and testing of new products and applications by our operating units and the Avery Research Center located in Pasadena, California (the “Research Center”) were $95.6 million in 2010, $90.7 million in 2009, and $94 million in 2008.

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

Patents, Trademarks and Licenses

The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery, Fasson, Avery Dennison and the Company’s symbol. We believe these trademarks are significant in the market segments in which our products compete.

Manufacturing and Environmental Matters

We use various raw materials, primarily paper, plastic films and resins, as well as specialty chemicals purchased from various commercial and industrial sources, which are subject to price fluctuations. Although shortages could occur from time to time, these raw materials are generally available.

We produce a majority of our self-adhesive materials using water-based emulsion and hot-melt adhesive technologies. Emissions from these operations contain small amounts of volatile organic compounds, which are regulated by agencies of federal, state, local and foreign governments. We continue to evaluate the use of alternative materials and technologies to minimize these emissions.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our Web site at www.averydennison.com (in the “Investors” section) as soon as reasonably practicable after electronic filing with or furnishing to the SEC. We make available on our Web site our (i) Corporate Governance Guidelines, (ii) Code of Conduct, which applies to our directors, officers and employees, (iii) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (iv) the charters of the Audit, Compensation and Executive Personnel, and Governance and Social Responsibility Committees of our Board of Directors, and (v) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These materials are also available free of charge in print to stockholders who request them by writing to: Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103.

Item 1A.	RISK FACTORS.

Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to, the following:

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or pass on costs of raw materials and labor. Raw material cost increases could adversely affect our business, results of operations and financial condition.

The pricing environment for raw materials used in a number of our businesses continues to be challenging and volatile. Additionally, energy costs remain volatile and unpredictable. Inflationary and other increases in the costs of raw materials, labor and energy have occurred in the past, recurred in 2010 and thus far in 2011, and are expected to recur. Our performance depends in part on our ability to pass on these cost increases to customers through our selling prices for products and to effect productivity improvements. Depending on market dynamics and the terms of customer contracts, our ability to recover these costs through increased pricing may be limited. Also, it is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. It is possible that any of our supplier relationships could be interrupted due to natural and other disasters or other events, or be terminated in the future. A disruption to our supply chain could adversely affect our sales and profitability, and any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business, results of operations and financial condition.

We are affected by competitive conditions and customer preferences. If we do not compete effectively, we could lose market share and experience falling prices, adversely affecting our financial results.

We are at risk that our competitors will expand in our key market segments and implement new technologies making them more competitive. Competitors also may be able to offer additional products, services, lower prices, or other incentives that we cannot or will not offer or that will make our products less profitable. There can be no assurance that we will be able to compete successfully against current and future competitors.

We also are at risk with regard to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in our incentive programs, or changes in the customer’s ability to achieve incentive goals. Changes in customers’ preferences for our products can also affect the demand for our products. Our business could be negatively impacted by a decline in demand for our products.

The demand for our products is impacted by the effects of, and changes in, worldwide conditions, which could have an adverse effect on our sales and profitability.

We conduct business in over 60 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign subsidiaries), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

Changes in tax legislation throughout the world could materially impact our results.

Our future effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. In particular, proposed U.S. tax legislation could materially impact our results. Currently, the majority of our revenue is generated from customers located outside of the U.S., and a substantial portion of our assets and employees are located outside of the U.S. We have not accrued income taxes and foreign withholding taxes on undistributed earnings for most non-U.S. subsidiaries, because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain proposals could substantially increase our tax expense, which would substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities.

Changes in economic conditions in the regions in which we conduct business could negatively impact our customers, suppliers and business.

A decline in economic activity in the United States and other regions of the world can result in adverse effects on our business, including, among other things, reduced consumer spending, inflation, declines in asset valuations, diminished liquidity and credit availability, significant volatility in securities prices, rating downgrades, and fluctuations in foreign currency exchange rates. The most recent declines in economic conditions were experienced in the United States, Europe, and Asia and adversely affected our customers, suppliers and businesses similar to ours and resulted in a variety of negative effects, such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles. A decline in economic conditions could also have other material adverse effects on our business, results of operations, financial condition and cash flows. We are not able to predict the duration and severity of adverse economic conditions in the U.S. and other countries, and there can be no assurance that there will not be further declines in economic activity.

Foreign currency exchange rates, and fluctuations in those rates, may affect our reported sales and profitability.

In 2010, approximately 68% of our sales were from international operations. Fluctuations in currencies can cause transaction, translation and other losses to us, which could negatively impact our sales and profitability. Margins on sales of our products in foreign countries could be materially and adversely affected by foreign currency exchange rate fluctuations.

We monitor our foreign currency exposures and may, from time to time, use hedging instruments to mitigate exposure to changes in foreign currencies. Hedging activities may only offset a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

Our future profitability may be adversely affected if we generate less productivity improvement than projected.

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

We have acquired companies and may continue to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and personnel. In addition, divestures of any of our businesses or product lines could have a material adverse effect on our business, results of operations and financial condition.

To grow our product lines and expand into new markets, we have made acquisitions, including our acquisitions of Paxar Corporation in June 2007 and DM Label Group in April 2008, and may do so in the future. Various risks, uncertainties, and costs are associated with the acquisitions. Effective integration of systems, controls, objectives, personnel, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve, and the results of integration actions are uncertain, particularly given our geographically dispersed organization. In addition, we may not be able to retain key personnel of an acquired company and we may not be able to successfully execute integration strategies or achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and those of the acquired company or companies may suffer due to uncertainty or diversion of management attention. There can be no assurance that any acquisitions will be successful and contribute to our profitability and we may not be able to identify new acquisition opportunities in the future.

We continually evaluate the performance of our businesses and may determine to sell a business or product line. Divestures may result in significant write-offs or impairments of assets, including goodwill and other intangible assets. Divestitures may involve additional risks, including separation of operations, products and personnel, diversion of management attention, disruption to our other businesses and loss of key employees. We may not successfully manage these or other risks we may confront in divesting a business or product line, which could have a material adverse effect on our business, results of operations and financial condition.

Our customer base is diversified, but in certain portions of our business, industry concentration has increased the importance, and decreased the number, of significant customers.

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

Our inability to develop and successfully market new products and applications could compromise our competitive position.

The timely introduction of new products and improvements in current products helps determine our success. Research and development for each of our operating segments is complex and uncertain and requires innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or we could suffer delays in production or launch of new products that could compromise our competitive position.

For us to remain competitive, it is important to recruit and retain highly-skilled employees. We also utilize various outsourcing arrangements for certain services, and related delays, resource availability, or errors may lead to increased costs or disruption in our business.

There is significant competition to recruit and retain skilled employees. Due to expansion in certain markets and the ongoing productivity efforts and recent employee reductions, it may be difficult for us to recruit and retain sufficient numbers of highly-skilled employees.

We have outsourced certain services to third-party service providers, and may outsource other services in the future to achieve cost savings and efficiencies. Service provider delays, resource availability, business issues or errors may lead to disruption in our businesses and/or increased costs. If we do not effectively develop, implement and manage outsourcing strategies, if third-party providers do not perform effectively and in a timely manner, or if we experience problems with a transition, we may not be able to achieve our expected cost savings, and may have to experience delays or incur additional costs to correct errors made by these service providers.

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

Additionally, we rely on services provided by third-party vendors for a significant portion of our information technology support, development and implementation, which may make our operations vulnerable to these third parties’ failure to perform adequately.

Miscalculation of our infrastructure needs could adversely impact our financial results.

Projected requirements of our infrastructure investments may differ from actual levels if our volume growth is not as we anticipate. Our infrastructure investments generally are long term in nature, and it is possible that these investments may not generate our expected return due to changes in the marketplace, failures to complete implementation, or other factors. Significant changes from our expected need for and/or returns on infrastructure investments could adversely affect our financial results.

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

We manufacture most of our products, but we also use third-party manufacturers, for example, for specialty jobs or capacity overflow. Outsourced manufacturers reduce our ability to prevent product quality issues, late deliveries, customer dissatisfaction and compliance with customer requirements for labor standards. Because of possible quality issues and customer dissatisfaction, deficiencies in the performance of outsourced manufacturers could have an adverse effect on our business or financial results.

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

If our indebtedness increases significantly or our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing from the capital markets.

The overall level of indebtedness and our credit ratings are significant factors in our ability to raise short-term and long-term financing. Higher debt levels could negatively impact our ability to meet other business needs or opportunities and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings. If our credit ratings are downgraded, our financial flexibility could decrease and the cost to borrow would increase. At January 1, 2011, our variable rate borrowings were approximately $380 million. Fluctuations in interest rates can increase borrowing costs and have an adverse impact on our business, results of operations and financial condition.

The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.

Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans are evaluated by us in consultation with outside actuaries. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or health care costs, our future pension and projected postretirement benefit expenses and funding requirements could increase or decrease. Because of changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations for each plan. Future pension funding requirements, and the timing of funding payments, could be affected by legislation enacted by the relevant governmental authorities.

Our share price may be volatile.

Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which has at times experienced substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including our financial performance, on a standalone basis and relative to our peers and competitors, and market expectations for our future performance, the level of perceived growth of our industries, and other company-specific events, can also impact our share price. There can be no assurance that our stock price will be less volatile in the future.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually (or more frequently, if impairment indicators are present). In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses resulted in a significant goodwill impairment charge in 2009 related to our Retail Information Services segment and could result in other goodwill impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges, as did the one in 2009.

Potential adverse developments in legal proceedings, investigations and other legal, compliance and regulatory matters, including those involving product and trade compliance, Foreign Corrupt Practices Act issues and other matters, could impact us materially.

Our financial results could be materially and adversely impacted by an unfavorable outcome to pending or future litigation and investigations, including but not limited to, proceedings or lawsuits related to class actions seeking treble damages for alleged unlawful competitive practices, and other legal, compliance and regulatory matters, including, but not limited to, product, customs and trade compliance matters. See “Legal Proceedings” (Part I, Item 3). There can be no assurance that any investigation or litigation outcome will be favorable.

Infringing intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property could harm our ability to compete or grow.

Because our products involve complex technology and chemistry, we are involved, from time to time, in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. If we are held liable for infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products. There can be no assurance that licenses will be available on commercially reasonable terms or will be available at all. The defense of these claims, whether or not meritorious, and the development of new technology could cause us to incur significant costs and divert the attention of management.

We also have valuable intellectual property upon which third parties may infringe. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. In addition, many of the countries in which we operate do not have intellectual property laws that protect proprietary rights as fully as in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain competitive advantages we have, cause us to lose sales or otherwise harm our business. Further, the costs associated with protecting our intellectual property rights could adversely impact our profitability.

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

Due to the nature of our business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities; impact our production capabilities; constrict our ability to sell, expand or acquire facilities; and generally impact our financial performance. We have accrued liabilities for environmental clean-up sites, including sites for which governmental agencies have designated us as a potentially responsible party, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. See “Legal Proceedings” (Part I, Item 3). However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites and other sites, which could be identified in the future for cleanup, could be higher than the liabilities accrued.

Healthcare reform legislation could have an impact on our business.

During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that could most significantly increase our healthcare costs in the near term include the removal of annual plan limits, the changes in rules regarding eligibility for dependents and the mandate that health plans cover 100% of preventative care. In addition, our healthcare costs could increase if the new legislation and accompanying regulations require us to cover more employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. While much of the cost of the recent healthcare legislation enacted will occur in or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs.

We are subject to risks associated with the availability and coverage of various types of insurance.

We have various types of insurance, including property, workers’ compensation and general liability. Insurance costs can be unpredictable and may adversely impact our financial results. We retain some portion of our insurable risks, and therefore, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on our financial results.

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

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate and would have an adverse effect on our future operating results. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.

The risks described above are not exclusive. If any of the above risks actually occur, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

As of January 1, 2011, we operated approximately 40 principal manufacturing facilities in excess of 100,000 square feet. The locations of such principal facilities and the operating segments for which they presently are used are as follows:

Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield and Lowell, Indiana; Fairport Harbor, Mentor and Painesville, Ohio; and Quakertown, Pennsylvania
Foreign	Vinhedo, Brazil; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; Alphen and Hazerswoude, the Netherlands; Pune, India; and Cramlington, United Kingdom

Retail Information Services Segment

Domestic	Greensboro and Lenoir, North Carolina; Miamisburg, Ohio
Foreign	Kunshan, Nansha, Panyu, Shenzen, and Suzhou, China; Loehne and Sprockhovel, Germany; Ancarano, Italy; and Taichung, Taiwan

Office and Consumer Products Segment

Domestic	Chicopee, Massachusetts; and Meridian, Mississippi
Foreign	Oberlaindern, Germany; and Juarez and Tijuana, Mexico

Other specialty converting businesses

Domestic	Schererville, Indiana; Painesville, Ohio; and Clinton, South Carolina
Foreign	Turnhout, Belgium; and Kunshan, China

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

Item 3.	LEGAL PROCEEDINGS.

As of January 1, 2011, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed. We are participating with other PRPs at such sites, and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

We have accrued liabilities for these and certain other sites, including sites in which governmental agencies have designated us as a PRP, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites and any sites that could be identified in the future for cleanup could be higher than the liabilities accrued.

As of January 1, 2011, our estimated accrued liability associated with environmental remediation was approximately $46 million. See also Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements of our 2010 Annual Report, which is incorporated herein by reference.

On May 21, 2003, The Harman Press filed in the Superior Court for the County of Los Angeles, California, a purported class action on behalf of indirect purchasers of label stock against us, UPM and Raflatac, seeking treble damages and other relief for alleged unlawful competitive practices, with allegations including that the defendants attempted to limit competition among themselves through anticompetitive understandings. Three similar complaints were filed in various California courts. In November 2003, on petition from the parties, the California Judicial Council ordered the cases be coordinated for pretrial purposes. The cases were assigned to a coordination trial judge in the Superior Court for the City and County of San Francisco on March 30, 2004. On September 30, 2004, the Harman Press amended its complaint to add MACtac as a defendant. On January 21, 2005, American International Distribution Corporation filed a purported class action on behalf of indirect purchasers in the Superior Court for Chittenden County, Vermont. Similar actions were filed by Richard Wrobel, on February 16, 2005, in the District Court of Johnson County, Kansas; and by Chad and Terry Muzzey, on February 16, 2005, in the District Court of Scotts Bluff County, Nebraska. On February 17, 2005, Judy Benson filed a purported multi-state class action on behalf of indirect purchasers in the Circuit Court for Cocke County, Tennessee. Without admitting liability, we agreed to pay plaintiffs $2 million to resolve all claims related to the purported state class actions in the states of Kansas, Nebraska, Tennessee and Vermont. Those settlements were approved by the Tennessee court on March 12, 2010 and the complaints in those state actions were dismissed with prejudice. We recorded $2 million in the third quarter of 2009 in respect of the settlement of those claims, and made that payment on December 28, 2009. Also without admitting liability, we paid $2.5 million on July 15, 2010 to resolve all claims in the California action.

On December 8, 2010, the California court granted final approval of the settlement and dismissed all claims against us with prejudice. In respect of settlement of this claim, we recorded $.7 in the fourth quarter of 2009 and $.3 million and $1.5 million in the first and second quarters of 2010, respectively.

We are involved in various other lawsuits, claims, inquiries, and other regulatory and compliance matters, which are either routine to the nature of our business, or based upon current information, if determined to be adverse to us, are not expected to have a material effect on our financial condition, results of operations, or cash flows.

Item 4.	(REMOVED AND RESERVED).

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity and Related Stockholder Matters

The information called for by subsections (a) of this Item appears under “Corporate Information — Stock and Dividend Data” in our 2010 Annual Report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

On January 27, 2011, the Company’s Board of Directors authorized the repurchase of up to 5 million additional shares of the Company’s outstanding common stock, increasing the balance of shares available for repurchase to approximately 6 million. Repurchased shares may be reissued under the Company’s stock option and incentive plans or used for other corporate purposes.

Repurchases by the Company or “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities during the fourth quarter of 2010 are listed in the following table.

				Maximum Number
			Total Number of Shares	of Shares
	Total Number	Average Price	Purchased as	that may yet
	of Shares	Paid per	Part of Publicly	be Purchased Under
	Purchased	Share	Announced Plans	the Plans
	(Shares in thousands, except per share amounts)

October 3, 2010 — October 30, 2010	—	$—	—
October 31, 2010 — November 27, 2010	433.9	$37.77	433.9
November 28, 2010 — January 1, 2011	2,249.3	$41.03	2,249.3

Total	2,683.2	$40.50	2,683.2	1,269.7 (1)

(1)	Shares do not include the impact of .3 million repurchased shares that settled in January 2011 and 5 million additional shares that were authorized for repurchase in January 2011.

Item 6.	SELECTED FINANCIAL DATA.

Selected financial data for each of the Company’s last five fiscal years appears under “Five-year Summary” in our 2010 Annual Report and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION.

The information called for by this Item is contained under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our 2010 Annual Report and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this Item is contained under “Market-Sensitive Instruments and Risk Management” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our 2010 Annual Report and is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item is contained in our 2010 Annual Report (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and

Management’s Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of January 1, 2011. (See Management’s Report on Internal Control Over Financial Reporting in our 2010 Annual Report.)

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm in our 2010 Annual Report, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 28, 2011 (our “2011 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers called for by this Item appears on the next page of this report. The information concerning any late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from our 2011 Proxy Statement.

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code”), which applies to our Chief Executive Officer, Chief Financial Officer, and Controller. Our Code is available on our Web site, www.averydennison.com, in the “Investors” section. We will satisfy disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any provision of the Code that applies to these officers disclosing the nature of such amendment or waiver on our Web site or in a current report on Form 8-K. Our Code of Conduct, which applies to our directors, officers and employees, is also available on our Web site in the “Investors” section. Our Web site address is not intended to function as a hyperlink, and the contents of the Web site are not a part of this Form 10-K, nor are they incorporated herein by reference.

The information concerning our Audit Committee called for by this Item is incorporated by reference from our 2011 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

		Served as
		Executive Officer	Former Positions and Offices
Name	Age	since	with Avery Dennison

Dean A. Scarborough(2)	55	August 1997	2005-2010	President and Chief Executive Officer
Chairman, President and Chief			2000-2005	President and Chief Operating Officer
Executive Officer
Mitchell R. Butier	39	March 2007	2007-2010	Vice President, Controller and Chief
Senior Vice President				Accounting Officer
and Chief Financial Officer			2004-2006	Vice President, Finance, Retail Information Services
Lori J. Bondar	50	June 2010	2008-2010	Vice President, Controller
Vice President, Controller and Chief Accounting Officer			2005-2008 2004-2005	Consultant, Palomar Consulting Group(3) Chief Financial Officer, Acetex Corporation(3)
Diane B. Dixon	59	December 1985	1997-2000	Vice President, Worldwide
Senior Vice President,				Communications and Advertising
Communications and Corporate Affairs
Anne Hill	51	May 2007	2004-2006	Vice President,
Senior Vice President and				Global Human Resources,
Chief Human Resources Officer				Chiron Corporation(3)
Robert M. Malchione	53	August 2000	2000-2001	Senior Vice President,
Senior Vice President,				Corporate Strategy
Corporate Strategy and Technology
Susan C. Miller	51	March 2008	2008-2009	Senior Vice President and General Counsel
Senior Vice President,			2007-2008	Vice President and General Counsel
General Counsel and Secretary			1998-2006	Assistant General Counsel
Karyn E. Rodriguez	51	June 2001	1999-2001	Assistant Treasurer, Corporate Finance
Vice President and Treasurer				and Investments
Timothy G. Bond	53	March 2008	2007-2008	Vice President and General Manager,
Group Vice President,				Office Products Group
Office Products			2003-2006	Vice President and General Manager, Office Products North America
Timothy S. Clyde	48	February 2001	2001-2007	Group Vice President, Office Products
Group Vice President,
Specialty Materials and Converting
R. Shawn Neville	48	June 2009	2008-2009	Chief Executive Officer,
Group Vice President,				Boathouse Sports(3)
Retail Information Services			2004-2008	President, Keds Division, Collective Brands, Inc.(3)
Donald A. Nolan	50	March 2008	2005-2007	Senior Vice President, Global Packaging
Group Vice President,				and Automotive Coatings,
Roll Materials				Valspar Corporation(3)
John M. Sallay	54	March 2009	2008-2009	Senior Vice President, Strategy,
Senior Vice President,				Staples, Inc.(3)
New Growth Platforms			2004-2007	Chief Executive Officer, Manifold
Roll Materials				Products(3)

(1)	All officers are elected to serve a one-year term and until their successors are elected and qualify.

(2)	Mr. Scarborough was initially elected Chairman, President and Chief Executive Officer effective April 22, 2010.

(3)	Business experience during past five years prior to service with the Company.

Item 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference from our 2011 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference from our 2011 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference from our 2011 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item is incorporated by reference from our 2011 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1) (2) Financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule.

(3) Exhibits filed as a part of this report are listed in the Exhibit Index, which follows the financial statements and schedules referred to above. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) is identified as such on the Exhibit Index.

(b) The Exhibits required to be filed by Item 601 of Regulation S-K, are set forth on the accompanying Exhibit Index attached hereto and are incorporated herein by reference.

(c) The financial statement schedules required by Regulation S-X, which are excluded from our 2010 Annual Report by Rule 14a-3(b)(1) and which are required to be filed as a financial statement schedule to this report, are set forth on the accompanying Index to Financial Statements and Financial Statement Schedule and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avery Dennison Corporation

By	/s/ Mitchell R. Butier
Mitchell R. Butier
Senior Vice President and
Chief Financial Officer

Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	Chairman, President and Chief Executive Officer	February 25, 2011

/s/ Mitchell R. Butier Mitchell R. Butier	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ Lori J. Bondar Lori J. Bondar	Vice President and Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/s/ Bradley A. Alford Bradley A. Alford	Director	February 25, 2011

/s/ Peter K. Barker Peter K. Barker	Director	February 25, 2011

/s/ Rolf Börjesson Rolf Börjesson	Director	February 25, 2011

/s/ John T. Cardis John T. Cardis	Director	February 25, 2011

/s/ Ken C. Hicks Ken C. Hicks	Director	February 25, 2011

/s/ Peter W. Mullin Peter W. Mullin	Director	February 25, 2011

/s/ David E. I. Pyott David E. I. Pyott	Director	February 25, 2011

Signature	Title	Date

/s/ Debra L. Reed Debra L. Reed	Director	February 25, 2011

/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 25, 2011

/s/ Julia A. Stewart Julia A. Stewart	Director	February 25, 2011

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

Data incorporated by reference from the attached portions of the 2010 Annual Report to Shareholders of Avery Dennison Corporation:
Consolidated Financial Statements:
Consolidated Balance Sheets at January 1, 2011 and January 2, 2010
Consolidated Statements of Operations for 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for 2010, 2009 and 2008
Consolidated Statements of Cash Flows for 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

The consolidated financial statements include the accounts of majority-owned subsidiaries. Investments representing less than 20 percent are accounted for using the cost method of accounting.

With the exception of the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report, the information for which is included in the Company’s 2010 Annual Report to Shareholders and is incorporated herein by reference, the Company’s 2010 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Avery Dennison Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2011 appearing in the 2010 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	From	Deductions	at End
	of Year	Expenses	Acquisitions	From Reserves(a)	of Year

2010
Allowance for doubtful accounts	$41.3	$6.7	$—	$(9.1)	$38.9
Allowance for sales returns	14.9	9.6	—	(12.0)	12.5
Inventory reserve	65.4	17.5	—	(23.7)	59.2
Valuation allowance for deferred tax assets	115.4	2.5	—	(2.3)	115.6
2009
Allowance for doubtful accounts	$41.8	$11.5	$.4	$(12.4)	$41.3
Allowance for sales returns	15.5	7.8	.3	(8.7)	14.9
Inventory reserve	64.6	23.1	2.3	(24.6)	65.4
Valuation allowance for deferred tax assets	109.2	4.0	—	2.2	115.4
2008
Allowance for doubtful accounts	$45.8	$10.1	$.4	$(14.5)	$41.8
Allowance for sales returns	18.4	7.6	1.3	(11.8)	15.5
Inventory reserve	77.3	21.2	4.0	(37.9)	64.6
Valuation allowance for deferred tax assets	147.6	(45.3)	9.6	(2.7)	109.2

(a)	Deductions from reserves include currency translation adjustments.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-38905, 333-64558, 333-103204, 333-120239, 333-147369, and 333-169954) and Form S-8 (File Nos. 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 33-107371, 333-107372, 333-109814, 333-124495, 333-143897, 333-152508, 333-166832, 333-166836, and 333-166837) of Avery Dennison Corporation of our report dated February 25, 2011 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Company’s 2010 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 25, 2011 relating to the financial statement schedule, which appears in this Form 10-K.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2011

AVERY DENNISON CORPORATION

EXHIBIT INDEX
For the Year Ended January 1, 2011

INCORPORATED BY REFERENCE:

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(3.1)		Restated Certificate of Incorporation, as filed August 2, 2002 with the Office of Delaware Secretary of State	3	(i)	Third Quarterly Report for 2002 on Form 10-Q, filed November 12, 2002
(3	.1.1)	Certificate of Amendment to Restated Certificate of Incorporation, as filed April 23, 2010 with the Office of Delaware Secretary of State	3	.1.1	Current Report on Form 8-K, filed April 27, 2010.
(3.2)		By-laws, as amended and restated on April 22, 2010	3	.2.1	Current Report on Form 8-K, filed April 27, 2010.
(4.2)		Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “Indenture”)			Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991
(4	.2.2)	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4		Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993
(4	.2.5)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the Indenture, as amended by the Supplemental Indenture	4.7		Current Report on Form 8-K, filed May 12, 1995
(4	.2.6)	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the Indenture, as amended by the Supplemental Indenture	4.8		Current Report on Form 8-K, filed December 16, 1996
(4.3)		Indenture, dated July 3, 2001, between Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, National Association), as trustee (“2001 Indenture”)	4.1		Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001
(4	.3.1)	Officers’ Certificate establishing two series of Securities entitled “4.875% Notes due 2013” and “6.000% Notes due 2033,” respectively, each under the 2001 Indenture	4.2		Current Report on Form 8-K, filed January 16, 2003
(4	.3.2)	4.875% Notes Due 2013	4.3		Current Report on Form 8-K, filed January 16, 2003
(4	.3.3)	6.000% Notes Due 2033	4.4		Current Report on Form 8-K, filed January 16, 2003

i

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(4.5)		Indenture, dated as of September 25, 2007, between Registrant and The Bank of New York Trust Company, N.A. (“Bank of NY”)	99.1		Current Report on Form 8-K, filed October 1, 2007
(4	.5.1)	6.625% Subsidiary Notes due 2017	99.1		Current Report on Form 8-K, filed October 1, 2007
(4.6)		Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3		Current Report on Form 8-K, filed November 20, 2008
(4.7)		Purchase Contract and Pledge Agreement, dated as of November 20, 2007, between Avery Dennison and Bank of NY, as Purchase Contract Agent, and Bank of NY as Collateral Agent, Custodial Agent and Securities Intermediary	4.1		Current Report on Form 8-K, filed November 20, 2007
(4.8)		Indenture, dated as of November 20, 2007, between Avery Dennison and Bank of NY	4.2		Current Report on Form 8-K, filed November 20, 2007
(4.9)		First Supplemental Indenture between Avery Dennison and Bank of NY, as Trustee, dated as of November 20, 2007	4.3		Current Report on Form 8-K, filed November 20, 2007
(4.10)		Form of Remarketing Agreement	4.4		Current Report on Form 8-K, filed November 20, 2007
(4.11)		Form of Corporate HiMEDS Unit Certificate	4.5		Current Report on Form 8-K, filed November 20, 2007
(4.12)		Form of Treasury HiMEDS Unit Certificate	4.6		Current Report on Form 8-K, filed November 20, 2007
(4.13)		Form of 5.350% Senior Notes due 2020	4.7		Current Report on Form 8-K, filed November 20, 2007
(4.14)		Second Supplemental Indenture between Avery Dennison and The Bank of NYTrust Company, as Trustee, dated as of April 13, 2010	4.2		Current Report on Form 8-K, filed April 13, 2010
(4.15)		Form of 5.375% Senior Notes due 2020	4.3		Current Report on Form 8-K, filed April 13, 2010
(4.16)		Remarketing Agreement between Avery Dennison and the Remarketing Agent named therein, dated as of September 27, 2010	1.1		Current Report on Form 8-K, filed November 15, 2010
(10.1)		Avery Dennison Office Products Company (“ADOPC”) Credit Agreement, amended and restated, dated August 7, 2008	10.2		Second Quarterly Report for 2008 on Form 10-Q, filed August 7, 2008
(10	.1.1)	ADOPC Second Amendment to Credit Agreement	99.3		Current Report on Form 8-K, filed January 27, 2009
(10.2)		Revolving Credit Agreement (“RCA”), amended and restated, August 10, 2007	10	.2.2	Third Quarterly Report for 2007 on Form 10-Q, filed November 7, 2007

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10	.2.1)	Second Amendment to First Amended and Restated RCA	99.4		Current Report on Form 8-K, filed January 27, 2009
(10.3)		*Deferred Compensation Plan for Directors	10.3		1981 Annual Report on Form 10-K, filed February 29, 1982
(10.4)		*Non-Employee Director Compensation Summary	10.4		2006 Annual Report on Form 10-K, filed February 28, 2007
(10.5)		*Executive Medical and Dental Plan (description)	10.5		1981 Annual Report on Form 10-K, filed February 29, 1982
(10.8)		*Employment Agreement with D.A .Scarborough	10	.8.5	First Quarterly Report for 2005 on Form 10-Q, filed May 12, 2005
(10	.8.3)	*Form of Employment Agreement	10	.8.4	First Quarterly Report for 2004 on Form 10-Q, filed May 6, 2004
(10	.8.3.1)	*Forms of Employment Agreement	10	.8.3.1	Current Report on Form 8-K, filed December 11, 2008
(10	.8.3.2)	*Forms of Amendment to Employment Agreement	10	.8.3.2	Current Report on Form 8-K, filed December 11, 2008
(10	.8.3.2a)	*Form of Amendment to Employment Agreement	10	.8.3.2	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009
(10	.8.3.3)	*Form of Second Amendment to Employment Agreement	10	.8.3.3	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009
(10	.8.4)	*Retention Agreement with D.R. O’Bryant	10	.8.6	First Quarterly Report for 2005 on Form 10-Q, filed May 12, 2005
(10	.8.4.1)	*Amendment to Retention Agreement	10	.8.4.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009
(10.9)		*Executive Group Life Insurance Plan	10.9		1982 Annual Report on Form 10-K, filed February 25, 1983
(10.10)		*Form of Indemnity Agreement between Registrant and certain directors and Officers	10.10		1986 Annual Report on Form 10-K, filed February 27, 1987
(10	.10.1)	*Form of Indemnity Agreement between Registrant and certain directors and Officers	10	.10.1	1993 Annual Report on Form 10-K, filed March 18, 1994
(10.11)		*Supplemental Executive Retirement Plan, amended and restated (“SERP”)	10	.11.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009
(10	.11.2)	*Letter of Grant to D.A. Scarborough under SERP	10	.11.2.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009
(10	.11.2.1)	*Letter Agreement with D.A. Scarborough regarding SERP benefits	10	.11.2.1	Current Report on Form 8-K, filed December 15, 2010
(10	.11.4)	*Letter of Grant to D.R. O’Bryant under SERP	10	.11.4.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009
(10	.11.4.1)	*Letter Agreement with D.R. O’Bryant regarding SERP benefits	10	.11.4.1	Current Report on Form 8-K, filed December 15, 2010
(10.12)		*Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12		1994 Annual Report on Form 10-K, filed March 30, 1995
(10.13)		*Retirement Plan for Directors, amended and restated	10	.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10.15)		*Director Equity Plan, amended and restated (“Director Plan”)	10	.15.1	Current Report on Form 8-K, filed December 11, 2008
(10	.15.1)	*Form of Non-Employee Director Stock Option Agreement under Director Plan	10	.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004
(10.16)		*Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16		1994 Annual Report on Form 10-K, filed March 30, 1995
(10	.16.1)	*Amendment No. 1 to EVDCP	10	.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000
(10.17)		*Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17		1994 Annual Report on Form 10-K, filed March 30, 1995
(10.18)		*Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan (“DVDCP”)	10.18		1994 Annual Report on Form 10-K, filed March 30, 1995
(10	.18.1)	*Amendment No. 1 to DVDCP	10	.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000
(10	.18.2)	*2005 Directors Variable Deferred Compensation Plan, amended and restated (“2005 DVDCP”)	10	.18.2	First Quarterly Report for 2010 on Form 10-Q, filed May 12, 2010
(10.19)		*Stock Option and Incentive Plan, amended and restated (“Stock Plan”)	10	.19.8	Current Report on Form 8-K, filed December 11, 2008
(10	.19.1)	*Forms of NQSO Agreement under Stock Plan	10	.19.5	2007 Annual Report on Form 10-K, filed February 27, 2008
(10	.19.2)	*Forms of Restricted Stock Agreement under Stock Plan	10	.19.8	First Quarterly Report for 2005 on Form 10-Q, filed May 12, 2005
(10	.19.3)	*Forms of Restricted Stock Unit Agreement under Stock Plan	10	.19.2	Current Report on Form 8-K, filed December 13, 2006
(10	.19.4)	*Forms of Equity Awards under Stock Plan	10	.19.6	Current Report on Form 8-K, filed April 30, 2008
(10	.19.5)	*Forms of Equity Awards under Stock Plan	10	.19.6	Second Quarterly Report for 2008 on Form 10-Q, filed May 8, 2008
(10	.19.6)	*Forms of Equity Agreements under Stock Plan	10	.19.9	Current Report on Form 8-K, filed December 11, 2008
(10	.19.7)	*Additional Forms of Equity Agreements under Stock Plan	10	.19.10	Current Report on Form 8-K/A, filed December 11, 2008
(10	.19.8)	*Form of Performance Unit Agreement	10	.19.8	2008 Annual Report on Form 10-K, filed February 25, 2009
(10.27)		*Executive Long-Term Incentive Plan, amended and restated (“LTIP”)	10	.27.1	2003 Annual Report on Form 10-K, filed March 11, 2004
(10.28)		*Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28		1994 Annual Report on Form 10-K, filed March 30, 1995
(10	.28.1)	*Amendment No. 1 to EDRP	10	.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

			Originally
Exhibit			Filed as
No.		Item	Exhibit No.		Document(1)

(10	.28.2)	*Amendment No. 2 to EDRP	10	.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002
(10.29)		*Executive Leadership Compensation Plan, (“ELCP”)	10	.29.1	2004 Annual Report on Form 10-K, filed March 17, 2005
(10.30)		*Senior Executive Leadership Compensation Plan, amended and restated (“SELCP”)	10	.30.2	2003 Annual Report on Form 10-K, filed March 11, 2004
(10.31)		*Executive Variable Deferred Retirement Plan, amended and restated (“EVDRP”)	10	.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004
(10	.31.1)	*2004 EVDRP	4.1		Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003
(10	.31.2)	*2005 EVDRP, amended and restated	10	.31.2	First Quarterly Report for 2010 on Form 10-Q, filed May 12, 2010
(10.32)		*Benefits Restoration Plan, amended and restated (“BRP”)	10	.32.1	Current Report on Form 8-K/A, filed December 11, 2008
(10.33)		*Restated Trust Agreement for Employee Stock Benefit Trust	10	.33.1	1997 Annual Report on Form 10-K, filed March 26, 1998
(10	.33.1)	*Common Stock Purchase Agreement	10.2		Current Report on Form 8-K, filed October 25, 1996
(10	.33.2)	*Restated Promissory Note	10	.33.3	1997 Annual Report on Form 10-K, filed March 26, 1998
(10.34)		*Amended and Restated Capital Accumulation Plan (“CAP”)	10.34		1999 Annual Report on Form 10-K, filed March 30, 2000
(10	.34.1)	*Trust under CAP	4.2		Registration Statement on Form S-8 (File No. 333-38707), filed October 24, 1997
(10	.34.2)	*Amendment No. 1 to CAP	10	.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000
(10.35)		*Key Executive Change of Control Severance Plan	10.35		Current Report on Form 8-K, filed December 9, 2009
(10.36)		*Executive Severance Plan	10.36		Current Report on Form 8-K, filed December 9, 2009
(23.1)		Consent of Ernst & Young	23.1		Current Report on Form 8-K/A, filed August 29, 2007
(23.2)		Consent of Ernst & Young	23.3		Registration Statement on Form S-3 (File No. 333-147369), filed November 14, 2007
(99.2)		Stock Ownership Policy for Officers and Directors	C		2010 Proxy Statement on Schedule 14A, filed March 19, 2010

(1)	Unless otherwise noted, the File Number for all documents is File No. 1-7685.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15.

v

SUBMITTED HEREWITH:

Exhibit No.		Item

3.1		Restated Certification of Incorporation, as filed August 2, 2002 with the Office of Delaware Secretary of State, is incorporated by reference to the Third Quarterly Report for 2002 on Form 10-Q, filed November 12, 2002
3	.1.1	Certificate of Amendment to Restated Certificate of Incorporation, as filed April 23, 2010 with the Office of Delaware Secretary of State, is incorporated by reference to the Current Report on Form 8-K, filed April 27, 2010
3.2		By-laws, as amended and restated, is incorporated by reference to the Current Report on Form 8-K, filed April 27, 2010
10.1		Avery Dennison Office Products Company (“ADOPC”) Credit Agreement, amended and restated, is incorporated by reference to the Second Quarterly Report for 2008 on Form 10-Q, filed August 7, 2008
10	.1.1	ADOPC Second Amendment to Credit Agreement is incorporated by reference to the current report on Form 8-K, filed January 27, 2009
10.2		Revolving Credit Agreement (“RCA”), amended and restated, is incorporated by reference to the Third Quarterly Report for 2007 on Form 10-Q, filed November 7, 2007
10	.2.1	Second Amendment to First Amended and Restated RCA is incorporated by reference to the current report on Form 8-K, filed January 27, 2009
10	.32.1	*First Amendment to Benefit Restoration Plan
12		Computation of Ratio of Earnings to Fixed Changes
13		Portions of Annual Report to Shareholders for fiscal year ended January 1, 2011
21		List of Subsidiaries
23		Consent of Independent Registered Public Accounting Firm (see page S-4)
24		Power of Attorney
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101INS		**XBRL Instance Document
101SCH		**XBRL Extension Schema Document
101CAL		**XBRL Extension Calculation Linkbase Document
101LAB		**XBRL Extension Label Linkbase Document
101PRE		**XBRL Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as may be expressly set forth by specific reference in such filings.

STATEMENT AND AGREEMENT REGARDING
LONG-TERM DEBT OF REGISTRANT

Unless indicated above, Registrant has no instrument with respect to long-term debt under which securities authorized thereunder equals or exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of its long-term debt instruments to the Commission upon request.

vi