Form 10-Q
period 2011-04-02
Avery Dennison Corp
filed 2011-05-10
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011.
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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of May 1, 2011: 106,874,924

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2011 FORM 10-Q QUARTERLY REPORT

Avery Dennison Corporation
SAFE HARBOR STATEMENT
The matters discussed in this Quarterly Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof, and other expressions that refer to future events and trends, identify forward-looking statements. These forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results, performance or achievements of the Company expressed or implied by such forward-looking statements.
Certain risks and uncertainties are discussed in more detail in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, and include, but are not limited to, risks and uncertainties relating to: fluctuations in cost and availability of raw materials; impact of competitive products and pricing; fluctuations in demand affecting sales to customers; loss of significant contract(s) or customer(s); collection of receivables from customers; selling prices; business mix shift; worldwide and local economic conditions; changes in tax laws and regulations; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; ability of the Company to generate sustained productivity improvement; successful integration of acquisitions and successful execution of divestitures; changes in customer order patterns; customer and supplier concentrations; the financial condition and inventory strategies of customers; timely development and market acceptance of new products; investment in development activities and new production facilities; ability of the Company to achieve and sustain targeted cost reductions; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; volatility of capital and credit markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; ability of the Company to obtain adequate financing arrangements and to maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal proceedings and environmental, health and safety laws; changes in governmental regulations; changes in political conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.
The Company believes that the most significant risk factors that could affect its financial performance in the near-term include: (1) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume; (2) the impact of competitors’ actions, including pricing, expansion in key markets, and product offerings; (3) the impact of economic conditions on underlying demand for the Company’s products; and (4) the impact of changes in tax laws and regulations throughout the world.
The Company’s forward-looking statements represent judgments only on the dates such statements were made. By making these forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share data)	April 2, 2011	January 1, 2011

Assets
Current assets:
Cash and cash equivalents	$120.4	$127.5
Trade accounts receivable, less allowances of $53.6 and $51.4 at April 2, 2011 and January 1, 2011, respectively	1,072.3	996.1
Inventories, net	630.6	519.9
Current deferred and refundable income taxes	152.0	144.7
Other current assets	184.9	163.7

Total current assets	2,160.2	1,951.9
Property, plant and equipment	3,243.0	3,186.2
Accumulated depreciation	(1,988.4)	(1,923.3)
Property, plant and equipment, net	1,254.6	1,262.9

Goodwill	957.5	940.8
Other intangibles resulting from business acquisitions, net	223.3	228.9
Non-current deferred income taxes	266.1	266.0
Other assets	453.0	448.9

	$5,314.7	$5,099.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$567.6	$381.0
Accounts payable	816.6	748.2
Current deferred and payable income taxes	41.9	53.2
Other current liabilities	521.5	649.4

Total current liabilities	1,947.6	1,831.8
Long-term debt	955.4	956.2
Long-term retirement benefits and other liabilities	540.1	541.1
Non-current deferred and payable income taxes	134.4	124.6
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $1 par value, authorized — 400,000,000 shares at April 2, 2011 and January 1, 2011; issued — 124,126,624 shares at April 2, 2011 and January 1, 2011; outstanding — 105,641,929 shares and 105,391,940 shares at April 2, 2011 and January 1, 2011, respectively	124.1	124.1
Capital in excess of par value	760.9	768.0
Retained earnings	1,746.0	1,727.9
Employee stock benefit trust, 1,217,995 shares and 1,784,741 shares at April 2, 2011 and January 1, 2011, respectively	(48.8)	(73.2)
Treasury stock at cost, 17,251,700 shares and 16,934,943 shares at April 2, 2011 and January 1, 2011, respectively	(771.7)	(758.2)
Accumulated other comprehensive loss	(73.3)	(142.9)

Total shareholders’ equity	1,737.2	1,645.7

	$5,314.7	$5,099.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 2, 2011	April 3, 2010

Net sales	$1,659.3	$1,554.7
Cost of products sold	1,204.9	1,113.9

Gross profit	454.4	440.8
Marketing, general and administrative expense	364.5	340.1
Interest expense	17.9	17.5
Other expense, net	4.6	6.3

Income before taxes	67.4	76.9
Provision for income taxes	22.6	22.2

Net income	$44.8	$54.7

Per share amounts:
Net income per common share	$.43	$.52

Net income per common share, assuming dilution	$.42	$.51

Dividends	$.25	$.20

Average shares outstanding:
Common shares	105.4	105.4
Common shares, assuming dilution	107.0	106.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010

Operating Activities
Net income	$44.8	$54.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	42.4	44.1
Amortization	17.9	17.7
Provision for doubtful accounts	4.8	9.0
Asset impairment and net loss on sale and disposal of assets	7.9	.7
Stock-based compensation	11.7	7.5
Other non-cash expense and loss	13.9	9.6
Other non-cash income and gain	(1.9)	—
Changes in assets and liabilities and other adjustments	(259.0)	(171.2)

Net cash used in operating activities	(117.5)	(27.9)

Investing Activities
Purchase of property, plant and equipment, net	(28.0)	(13.7)
Purchase of software and other deferred charges	(3.7)	(5.5)
(Purchase) proceeds from sale of investments, net	(.8)	.3

Net cash used in investing activities	(32.5)	(18.9)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	185.9	90.5
Payments of debt (maturities longer than 90 days)	(.7)	(15.1)
Dividends paid	(26.7)	(22.4)
Purchase of treasury stock	(13.5)	—
Proceeds from exercise of stock options, net	1.9	1.0
Other	(5.4)	(1.5)

Net cash provided by financing activities	141.5	52.5

Effect of foreign currency translation on cash balances	1.4	(.2)

(Decrease) increase in cash and cash equivalents	(7.1)	5.5
Cash and cash equivalents, beginning of year	127.5	138.1

Cash and cash equivalents, end of period	$120.4	$143.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of Avery Dennison Corporation’s (the “Company’s”) interim results. The unaudited condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s 2010 audited consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s 2010 Annual Report on Form 10-K.
During the first quarter of fiscal 2011, the Company changed the names of certain of its segments and businesses. The Company’s Retail Information Services segment was changed to Retail Branding and Information Solutions. Within the Company’s Pressure-sensitive Materials segment, the names of the Roll Materials business and Graphics and Reflective Products business were changed to Label and Packaging Materials and Graphics and Reflective Solutions, respectively.
The first quarters of 2011 and 2010 consisted of thirteen-week periods ending April 2, 2011 and April 3, 2010, respectively. The interim results of operations are not necessarily indicative of future financial results.
Note 2. Inventories
Inventories consisted of:

(In millions)	April 2, 2011	January 1, 2011

Raw materials	$281.1	$243.3
Work-in-progress	166.9	130.5
Finished goods	243.3	205.3

Inventories at lower of FIFO cost or market (approximates replacement cost)	691.3	579.1
Inventory reserves	(60.7)	(59.2)

Inventories, net	$630.6	$519.9

Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
Changes in the net carrying amount of goodwill from operations for 2011, by reportable segment and other businesses, were as follows:

		Retail
		Branding		Other
	Pressure-	and	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Solutions	Products	businesses	Total

Goodwill	$346.0	$1,243.2	$168.1	$3.5	$1,760.8
Accumulated impairment losses	—	(820.0)	—	—	(820.0)

Balance as of January 1, 2011	346.0	423.2	168.1	3.5	940.8
Acquisition adjustments	—	(.4)	—	—	(.4)
Translation adjustments	9.5	2.7	4.8	.1	17.1

Balance as of April 2, 2011	355.5	425.5	172.9	3.6	957.5

Goodwill	355.5	1,245.5	172.9	3.6	1,777.5
Accumulated impairment losses	—	(820.0)	—	—	(820.0)

Balance as of April 2, 2011	$355.5	$425.5	$172.9	$3.6	$957.5

Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trade names and trademarks, was $18.1 million at April 2, 2011, which included $.1 million of positive currency impact. At January 1, 2011, the carrying value of indefinite-lived intangible assets resulting from business acquisitions was $18 million.

Avery Dennison Corporation
Finite-Lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at April 2, 2011 and January 1, 2011, which continue to be amortized:

	April 2, 2011			January 1, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$296.8	$128.1	$168.7	$291.9	$119.2	$172.7
Patents and other acquired technology	53.6	29.3	24.3	53.6	28.1	25.5
Trade names and trademarks	46.5	39.8	6.7	44.8	38.0	6.8
Other intangibles	14.6	9.1	5.5	14.4	8.5	5.9

Total	$411.5	$206.3	$205.2	$404.7	$193.8	$210.9

Amortization expense on finite-lived intangible assets resulting from business acquisitions was $8.4 million and $8.2 million for the three months ended April 2, 2011 and April 3, 2010, respectively.
As of April 2, 2011, estimated amortization expense for finite-lived intangible assets resulting from completed business acquisitions for each of the next five fiscal years is as follows:

Estimated
amortization
(In millions)	expense

2011	$33.6
2012	33.4
2013	31.7
2014	28.0
2015	24.5

Note 4. Debt
The fair value of the Company’s debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit rating, and remaining maturities. The fair value of the Company’s total debt, including short-term borrowings, was $1.57 billion at April 2, 2011 and $1.40 billion at January 1, 2011. Fair value amounts were primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.
As of April 2, 2011, the Company was in compliance with its financial covenants.
Note 5. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	April 2, 2011		April 3, 2010		April 2, 2011	April 3, 2010
(In millions)	U.S.	Int’l	U.S.	Int’l

Components of net periodic benefit cost:
Service cost	$.1	$2.8	$5.4	$2.5	$.4	$.3
Interest cost	10.0	6.6	10.2	6.4	.5	.5
Expected return on plan assets	(11.3)	(6.1)	(12.3)	(6.8)	—	—
Recognized net actuarial loss	1.9	1.0	4.5	.6	.5	.5
Amortization of prior service cost	.1	.1	.2	.1	(.5)	(.5)
Amortization of transition asset	—	(.1)	—	(.1)	—	—

Net periodic benefit cost	$.8	$4.3	$8.0	$2.7	$.9	$.8

The Company contributed $1 million and $.9 million to its U.S. pension plans during the three months ended April 2, 2011 and April 3, 2010, respectively. The Company contributed $25 million in April 2011, subsequent to the end of the first quarter of 2011, and

Avery Dennison Corporation
additionally, expects to contribute approximately $2 million for the remainder of 2011 to its U.S. pension plans. The Company contributed $.4 million and $.8 million to its U.S. postretirement health benefit plan during the three months ended April 2, 2011 and April 3, 2010, respectively. The Company expects to contribute approximately $3 million to its U.S. postretirement health benefit plan for the remainder of 2011.
The Company contributed approximately $8 million to its international pension plans during each of the three months ended April 2, 2011 and April 3, 2010. The Company expects to contribute approximately $13 million to its international pension plans for the remainder of 2011.
During the three months ended April 2, 2011 and April 3, 2010, the Company recognized $9.2 million and $3.5 million, respectively, related to its match of participant contributions to its U.S. defined contribution plan. This expense was funded through the issuance of shares of the Company’s common stock from the Employee Stock Benefit Trust.
Note 6. Research and Development
Research and development expense for the three months ended April 2, 2011 and April 3, 2010 was $25.1 million and $22.8 million, respectively, was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.
Note 7. Stock-Based Compensation
Net income included stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $11.7 million and $7.5 million for the three months ended April 2, 2011 and April 3, 2010, respectively. Total stock-based compensation expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income and was recorded in corporate expense and the Company’s operating segments, as appropriate.
In February 2011, the Company granted its annual stock-based compensation awards to eligible employees. Awards granted to retirement-eligible employees vest in full upon retirement; as such, awards to these employees are treated at grant as though the awards were fully vested. As a result, compensation expense related to these awards of $4.5 million and $.6 million was recognized during the three months ended April 2, 2011 and April 3, 2010, respectively, and included in the stock-based compensation expense noted above.
As of April 2, 2011, the Company had approximately $80 million of unrecognized compensation cost related to unvested stock options, PUs, RSUs and restricted stock under the Company’s plans. The total unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service period of approximately three years for stock options and RSU’s, respectively, two years for PU’s, and one year for restricted stock.
Note 8. Cost Reduction Actions
Severance charges under the restructuring actions below were recorded to “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Severance and related costs represented cash paid or to be paid to employees terminated under these actions. Asset impairments were based on the estimated market value of the assets. Charges below were included in “Other expense, net” in the unaudited Consolidated Statements of Income.
2011
During the first three months of 2011, the Company implemented additional restructuring actions and recorded charges of $6.2 million, which consisted of $2.5 million of severance and related costs, $3.1 million of asset impairment charges, and $.6 million in lease cancellation charges. These actions will result in the reduction of approximately 185 positions impacting all segments and geographic regions. As of April 2, 2011, approximately 60 of these employees remained with the Company and are expected to leave in 2011.

Avery Dennison Corporation
The table below details the accruals and payments, by reportable segment and other businesses, during the periods presented:

		Retail
		Branding		Other
	Pressure-	and	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Solutions	Products	businesses	Total

Total severance and related costs accrued during the period ended:
April 2, 2011	$1.9	$.6	$(.3)	$.3	$2.5
2011 Settlements	(.6)	(.6)	.9	(.3)	(.6)

Balance at April 2, 2011	$1.3	$—	$.6	$—	$1.9

Asset Impairments
Machinery and equipment	$1.4	$—	$—	$.4	$1.8
Buildings	.1	1.2	—	—	1.3
Other
Lease cancellations	—	—	.6	—	.6

	$1.5	$1.2	$.6	$.4	$3.7

2010
In 2010, the Company continued its cost reduction program initiated in late 2008 and implemented additional restructuring actions resulting in the reduction of approximately 1,040 positions, impairment of certain assets, and lease cancellations. At April 2, 2011, approximately 420 employees impacted by these actions remained with the Company, and are expected to leave in 2011. Pretax charges related to these actions totaled $19 million, including severance and related costs of $15.3 million, impairment of fixed assets, buildings, and land of $2.6 million, and lease cancellation charges of $1.1 million.
The table below details the accruals and payments, by reportable segment and other businesses, during the periods presented:

		Retail
		Branding		Other
	Pressure-	and	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Solutions	Products	businesses	Total

Total severance and related costs accrued during the period ended:
April 3, 2010	$1.5	$2.2	$.7	$.3	$4.7
July 3, 2010	2.0	—	(.1)	—	1.9
October 2, 2010	.1	.9	4.5	.3	5.8
January 1, 2011	.9	(.4)	.2	2.2	2.9

Total expense accrued during 2010	4.5	2.7	5.3	2.8	15.3
2010 Settlements	(3.9)	(1.9)	(.5)	(.6)	(6.9)
2011 Settlements	(.5)	(.3)	(.9)	(1.8)	(3.5)

Balance at April 2, 2011	$.1	$.5	$3.9	$.4	$4.9

Asset Impairments
Machinery and equipment	$.2	$.2	$—	$.1	$.5
Buildings	.7	.9	—	—	1.6
Land	.5	—	—	—	.5
Other
Lease cancellations	—	.2	.9	—	1.1

	$1.4	$1.3	$.9	$.1	$3.7

Avery Dennison Corporation
Note 9. Financial Instruments and Foreign Currency
The Company enters into certain foreign exchange hedge contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the U.S. The Company enters into certain interest rate contracts to help manage its exposure to interest rate fluctuations. The Company also enters into certain natural gas and other commodity futures contracts to hedge price fluctuations for a portion of its anticipated domestic purchases. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is 12 to 24 months.
As of April 2, 2011, the U.S. dollar equivalent notional values of the Company’s outstanding commodity contracts and foreign exchange contracts were $11.2 million and $1.46 billion, respectively.
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and foreign exchange contracts on existing balance sheet items as fair value hedges.
The following table provides the balances and locations of derivatives as of April 2, 2011:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$7.8	Other current liabilities	$8.3
Commodity contracts	Other current assets	—	Other current liabilities	1.5

		$7.8		$9.8

The following table provides the balances and locations of derivatives as of January 1, 2011:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$16.8	Other current liabilities	$7.9
Commodity contracts	Other current assets	.1	Other current liabilities	2.4

		$16.9		$10.3

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings, resulting in no net material impact to income.
The following table provides the components of the gain (loss) recognized in income related to fair value hedge contracts. The corresponding gains or losses on the underlying hedged items approximated the net gain on these fair value hedge contracts.

		Three Months Ended	Three Months Ended
(In millions)	Location of Gain (Loss) in Income	April 2, 2011	April 3, 2010

Foreign exchange contracts	Cost of products sold	$.7	$(.8)
Foreign exchange contracts	Marketing, general and administrative expense	4.8	15.9

		$5.5	$15.1

Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive loss” and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Avery Dennison Corporation
Amounts recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010

Foreign exchange contracts	$.2	$(1.0)
Commodity contracts	(.2)	(2.3)
Interest rate contract	—	1.2

	$—	$(2.1)

Amounts reclassified from “Accumulated other comprehensive loss” (effective portion) related to cash flow hedge contracts were as follows:

		Three Months Ended	Three Months Ended
(In millions)	Location of Loss in Income	April 2, 2011	April 3, 2010

Foreign exchange contracts	Cost of products sold	$(.5)	$(.7)
Commodity contracts	Cost of products sold	(1.0)	(1.6)
Interest rate contracts	Interest expense	(.9)	(1.0)

		$(2.4)	$(3.3)

The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not significant for the three months ended April 2, 2011 and April 3, 2010, respectively.
As of April 2, 2011, a net loss of approximately $6 million is expected to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months. See Note 12, “Comprehensive Income,” for more information.
Foreign Currency
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) decreased net income by $1.8 million and $1.1 million for the three months ended April 2, 2011 and April 3, 2010, respectively. These amounts exclude the effects from translation of foreign currencies on the Company’s unaudited condensed consolidated financial statements.
In the three months ended April 2, 2011 and April 3, 2010, respectively, no translation gains or losses for hyperinflationary economies were recognized in net income since the Company had no operations in hyperinflationary economies.
Note 10. Taxes Based on Income
The effective tax rate for the three months ended April 2, 2011 was approximately 34%. The effective tax rate for the three months ended April 3, 2010 was approximately 29%. The effective tax rate for the first three months of 2011 included an expense of approximately $3 million from discrete events, primarily for a tax return true-up. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% due to the Company’s operations in jurisdictions outside the U.S.where statutory tax rates are generally lower. Additional deferred taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.
The following table summarizes the Company’s income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010

Income before taxes	$67.4	$76.9
Provision for income taxes	22.6	22.2

Effective tax rate	34%	29%

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related

Avery Dennison Corporation
to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate. With some exceptions, the Company and its subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2006.
It is reasonably possible that during the next 12 months the Company may realize a decrease in its gross uncertain tax positions by approximately $32 million, primarily as the result of cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $10 million relating to gross uncertain tax positions could be paid within the next 12 months.
Note 11. Net Income Per Share
Net income per common share amounts were computed as follows:

	Three Months Ended
(In millions, except per share amounts)	April 2, 2011	April 3, 2010

(A) Net income available to common shareholders	$44.8	$54.7

(B) Weighted-average number of common shares outstanding	105.4	105.4
Dilutive shares (additional common shares issuable under employee stock-based awards)	1.6	1.0

(C) Weighted-average number of common shares outstanding, assuming dilution	107.0	106.4

Net income per common share (A) ÷ (B)	$.43	$.52

Net income per common share, assuming dilution (A) ÷ (C)	$.42	$.51

Certain employee stock-based awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock-based awards excluded from the computation totaled approximately 8 million shares and 9 million shares for the three months ended April 2, 2011 and April 3, 2010, respectively.
Note 12. Comprehensive Income
Comprehensive income includes net income foreign currency translation adjustment, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $114.4 million and $28.5 million for the three months ended April 2, 2011 and April 3, 2010, respectively.
The components of “Accumulated other comprehensive loss” (net of tax, with the exception of the foreign currency translation adjustment) in the unaudited Condensed Consolidated Balance Sheets were as follows:

(In millions)	April 2, 2011	January 1, 2011

Foreign currency translation adjustment	$251.4	$187.3
Net actuarial loss, prior service cost and net transition assets, less amortization	(318.2)	(321.2)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(6.5)	(9.0)

Accumulated other comprehensive loss	$(73.3)	$(142.9)

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, for the three months ended April 2, 2011, were as follows:

(In millions)

Beginning accumulated derivative loss	$(9.0)
Net loss reclassified to earnings	2.4
Net change in the revaluation of hedging transactions	.1

Ending accumulated derivative loss	$(6.5)

Avery Dennison Corporation
Note 13. Fair Value Measurements
Recurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of April 2, 2011:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$12.2	$12.2	$—	$—
Derivative assets	7.8	—	7.8	—

Liabilities:
Derivative liabilities	$9.8	$1.5	$8.3	$—

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 1, 2011:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$12.2	$12.2	$—	$—
Derivative assets	16.9	.1	16.8	—

Liabilities:
Derivative liabilities	$10.3	$2.4	$7.9	$—

Available for sale securities are measured at fair value using quoted prices and classified within Level 1 of the valuation hierarchy. Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Derivatives measured based on inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Available for sale securities were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Non-recurring Fair Value Measurements
The following table summarizes the fair value measurements of assets on a non-recurring basis during the three months ended April 2, 2011:

Fair Value Measurements Using
		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Total
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Losses

Long-lived assets	$1.3	$—	$1.1	$.2	$(3.1)

Long-lived assets with carrying amounts totaling $4.4 million were written down to their fair values of $1.3 million, resulting in an impairment charge of $3.1 million for the three months ended April 2, 2011, which was included in “Other expense, net” in the unaudited Consolidated Statements of Income.
Fair value measurements of assets on a non-recurring basis during the three months ended April 3, 2010 were not significant.

Avery Dennison Corporation
Note 14. Commitments and Contingencies
Legal Proceedings
The Company and its subsidiaries are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of the Company’s business. Based upon current information, management believes that the impact of the resolution of these other matters is not material to the Company’s financial position, or is not estimable.
Environmental
As of April 2, 2011, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
The Company has accrued liabilities for sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate these sites could be higher than the liabilities accrued by the Company; however, the Company is unable to reasonably estimate a range of potential expenses. If information becomes available that allows the Company to reasonably estimate the range of potential expenses or an amount higher or lower than what it has accrued, the Company will adjust its environmental liabilities accordingly. In addition, the Company could identify additional sites for cleanup in the future. The range of expense for remediation of any future-identified sites will be addressed at the time of identification; consequently, until such sites are identified, the range of expense for remediation cannot be determined.
The activity for the three months ended April 2, 2011 related to environmental liabilities was as follows:

(In millions)

Balance at January 1, 2011	$46.3
Accruals	.3
Payments	(1.0)

Balance at April 2, 2011	$45.6

As of April 2, 2011, approximately $11 million of the total balance was classified as short-term.
These estimates could change as a result of modifications of currently planned remedial actions, changes in remediation technologies, changes in site conditions, changes in the estimated time to complete remediation, changes in laws and regulations affecting remediation requirements, and other factors.
Other
On September 9, 2005, the Company completed the lease financing for a commercial facility located in Mentor, Ohio, used primarily for the headquarters and research center for its Label and Packaging Materials division. The facility consists generally of land, buildings, equipment and office furnishings. The Company leases the facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million.
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. These advances are guaranteed by the Company. At April 2, 2011, the Company had guaranteed approximately $14 million.
As of April 2, 2011, the Company guaranteed up to approximately $17 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $416 million of certain subsidiaries’ lines of credit with various financial institutions.

Avery Dennison Corporation
Note 15. Segment Information
Financial information, by reportable segment and other businesses, is set forth below.

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$987.0	$897.2
Retail Branding and Information Solutions	375.1	344.8
Office and Consumer Products	156.4	179.9
Other specialty converting businesses	140.8	132.8

Net sales to unaffiliated customers	$1,659.3	$1,554.7

Intersegment sales:
Pressure-sensitive Materials	$44.5	$41.4
Retail Branding and Information Solutions	.4	.7
Office and Consumer Products	.2	.2
Other specialty converting businesses	12.2	5.8
Eliminations	(57.3)	(48.1)

Intersegment sales	$—	$—

Income before taxes:
Pressure-sensitive Materials	$86.2	$87.8
Retail Branding and Information Solutions	12.1	(.5)
Office and Consumer Products	1.2	19.4
Other specialty converting businesses	(.8)	2.8
Corporate expense	(13.4)	(15.1)
Interest expense	(17.9)	(17.5)

Income before taxes	$67.4 (1)	$76.9 (2)

(1)	Operating income for the first three months of 2011 included “Other expense, net” totaling $4.6, consisting of restructuring costs of $2.5, asset impairment and lease cancellation charges of $3.7, partially offset by legal settlements of $(1.6). Of the total $4.6, the Pressure-sensitive Materials segment recorded $3.4, the Retail Branding and Information Solutions segment recorded $.2, the Office and Consumer Products segment recorded $.4, and the other specialty converting businesses recorded $.6.

(2)	Operating income for the first three months of 2010 included “Other expense, net” totaling $6.3, consisting of restructuring costs of $4.7, asset impairment charges of $.2, and an accrual for legal settlements of $1.4. Of the total $6.3, the Pressure-sensitive Materials segment recorded $1.9, the Retail Branding and Information Solutions segment recorded $3.4, the Office and Consumer Products segment recorded $.7, and the other specialty converting businesses recorded $.3.
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
In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The Company adopted this guidance at the beginning of 2011. Adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, cash flows, or disclosures.
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

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a narrative concerning our financial performance and condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements. It includes the following sections:

Non-GAAP Financial Measures	15
Forward-Looking Statements	15
Overview and Outlook	15
Analysis of Results of Operations for the First Quarter	18
Results of Operations by Segment for the First Quarter	19
Financial Condition	21
Recent Accounting Requirements	24
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
Non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period. By excluding certain accounting effects, both positive and negative, from certain of our GAAP financial measures, we believe that we are providing meaningful supplemental information to facilitate an understanding of our core or underlying operating results and liquidity measures. These non-GAAP financial measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period. While some of the items we exclude from GAAP financial measures recur, these items tend to be disparate in amount and timing.
We use the following non-GAAP financial measures:
•	Organic sales growth refers to the change in sales excluding the estimated impact of currency translation and the extra week in fiscal year 2009.
•	Free cash flow refers to cash flow from operations, less net payments for capital expenditures, software and other deferred charges, plus net proceeds from sale (purchase) of investments. Free cash flow excludes mandatory debt service requirements and other uses of cash that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases and acquisitions).
•	Operational working capital refers to trade accounts receivable and inventories, net of accounts payable. This non-GAAP financial measure excludes cash and cash equivalents, short-term debt, deferred taxes, other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this discussion are “forward-looking statements” and are subject to certain risks and uncertainties. Refer to our “Safe Harbor Statement” at the beginning of this report.
OVERVIEW AND OUTLOOK
Overview
Fiscal Year
Normally, each fiscal year consists of 52 weeks, but every fifth or sixth year consists of 53 weeks. Our 2009 fiscal year consisted of a 53-week period, with the extra week reflected in the first quarter.

Avery Dennison Corporation
Segment and Business Name Changes
Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for information regarding the name changes of certain of our segments and businesses.
Sales
Our sales increased 7% in the first three months of 2011 compared to the same period in 2010.

	Three Months Ended
Estimated change in sales due to:	April 2, 2011	April 3, 2010

Organic sales growth	7%	7%
Extra week in fiscal year 2009	—	(3)
Foreign currency translation	—	5

Reported sales growth	7%	9%

Net Income
Net income decreased approximately $10 million in the first three months of 2011 compared to the same period in 2010.
Factors affecting changes in net income in the first three months of 2011 compared to the same period last year included:
Positive factors:
•	Pricing actions

•	Cost savings from productivity initiatives, including savings from restructuring actions

•	Higher volume
Negative factors:
•	Raw material inflation

•	Higher employee-related costs

•	Higher investments in growth and infrastructure

•	Impact of the uninsured portion of a warehouse fire in Brazil
Cost Reduction Actions
2011 Actions
In the first three months of 2011, we recorded approximately $6 million in pretax charges, consisting of severance and related costs for the reduction of approximately 185 positions, asset impairment charges, and lease cancellation costs. We anticipate approximately $8 million in annualized savings from these restructuring actions to be realized by the end of 2012.
Q3 2010 — Q4 2010 Actions
In the second half of 2010, we recorded approximately $10 million in pretax charges, consisting of severance and related costs for the reduction of approximately 725 positions, asset impairment charges, and lease cancellation costs. We anticipate approximately $12 million in annualized savings from these restructuring actions to be realized by the end of 2012.
Q4 2008 — Q2 2010 Program
In the fourth quarter of 2008, we initiated a restructuring program that generated approximately $180 million in annualized savings. We realized actual savings, net of transition costs, of approximately $75 million in 2009 and an incremental $72 million in 2010. We expect the remainder of the savings to be realized in 2011.
We recorded approximately $150 million in pretax charges (of which $105 million represents cash charges) related to this restructuring program, consisting of severance and related costs, asset impairment charges, and lease cancellation costs. Of the total charges, approximately $12 million was recorded in 2008, $129 million was recorded in 2009, and $9 million was recorded in 2010. Severance and related costs were related to approximately 4,350 positions. We do not expect to incur any further charges related to this program.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
The effective tax rate was approximately 34% for the three months ended April 2, 2011 and approximately 29% for the three months ended April 3, 2010. The effective tax rate for the first three months of 2011 included an expense of approximately $3 million from

Avery Dennison Corporation
discrete events, primarily for a tax return true-up. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
Free Cash Flow
We use free cash flow as a measure of funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock. We believe that this non-GAAP financial measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company.

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010

Net cash used in operating activities	$(117.5)	$(27.9)
Purchase of property, plant and equipment, net	(28.0)	(13.7)
Purchase of software and other deferred charges	(3.7)	(5.5)
(Purchase) proceeds from sale of investments, net (1)	(.8)	.3

Free cash flow	$(150.0)	$(46.8)

(1)	Net (purchase) proceeds from sales of investment relate to net purchases/sales of securities held by our captive insurance company.
Free cash flow in the first three months of 2011 included inventory purchases to support higher sales and inventory stocking; payments of 2010 employee bonuses and customer trade rebates; the timing of collections of accounts receivable; as well as net spending on property, plant, and equipment. These factors were partially offset by the amount and timing of payments for inventory purchases. See “Analysis of Results of Operations” and “Liquidity” below for more information.
2011 Outlook
Certain factors that we believe may contribute to results for 2011 compared to results for 2010 are listed below.
We expect revenue and earnings to increase in 2011, the extent to which is subject, but not limited, to the amount of higher costs, principally due to expected raw material inflation, that can be offset with productivity measures and/or price increases, and changes in global economic conditions.
We expect aggregate contributions to our pension plans (both domestic and international) of approximately $50 million in 2011.
We anticipate restructuring cash charges to be approximately $20 million.
We anticipate 2011 interest expense to be comparable to 2010. Our assumptions on interest expense are subject to changes in market rates through the remainder of the year.
We expect our annual effective tax rate to be higher in 2011. Our annual effective tax rate may be impacted by future events including changes in tax laws, geographic income mix, repatriation of cash, tax audits, closure of tax years, legal entity restructuring, and changes in valuation allowances on deferred tax assets. Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements and the recognition of discrete events.
We anticipate increased investments in marketing, research and development, and infrastructure.
We anticipate our capital and software expenditures to be approximately $175 million.

Avery Dennison Corporation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER
Income Before Taxes

(In millions)	2011	2010

Net sales	$1,659.3	$1,554.7
Cost of products sold	1,204.9	1,113.9

Gross profit	454.4	440.8
Marketing, general and administrative expense	364.5	340.1
Interest expense	17.9	17.5
Other expense	4.6	6.3

Income before taxes	$67.4	$76.9

As a Percent of Net Sales:
Gross profit margin	27.4%	28.4%
Marketing, general and administrative expense	22.0	21.9
Income before taxes	4.1	4.9

Net Sales
Sales increased 7% on both a reported and organic basis in the first three months of 2011 compared to the same period last year. This sales growth reflected higher volume, driven primarily by increased demand and pricing actions in the Pressure-sensitive Materials and Retail Branding and Information Solutions segments, partially offset by volume decline in the Office and Consumer Products segment.
Refer to “Results of Operations by Segment for the First Quarter” for information by reportable segment and other businesses.
Gross Profit Margin
Gross profit margin for the first three months of 2011 declined compared to the same period last year, as raw material inflation, increased employee-related costs, and negative segment mix more than offset the benefits of pricing actions, restructuring and productivity initiatives, and higher volume.
Marketing, General and Administrative Expense
The increase in marketing, general and administrative expense in the first three months of 2011 compared to the same period last year primarily reflected higher investments in growth and infrastructure, expenses related to the uninsured portion of a warehouse fire in Brazil, and higher employee-related costs. These employee-related costs included higher stock-based compensation expense recognized for grants awarded to employees who are retirement-eligible. Refer to Note 7, “Stock-Based Compensation,” to the unaudited Condensed Consolidated Financial Statements for more information.
Other Expense, net

(In millions)	2011	2010

Restructuring costs	$2.5	$4.7
Asset impairment charges and lease cancellation costs	3.7	.2
Other	(1.6)	1.4

Other expense, net	$4.6	$6.3

In the first three months of 2011, “Other expense, net” consisted of charges for severance and related costs resulting in the reduction in headcount of approximately 185 positions across all segments and geographic regions, asset impairment charges in the Pressure-sensitive Materials segment, the Retail Branding and Information Solutions segment, and other specialty converting businesses, as well as lease cancellation costs in the Office and Consumer Products segment. Other items included a gain on legal settlement of $1.6 million.
In the first three months of 2010, “Other expense, net” consisted of charges for severance and other employee-related costs resulting in the reduction in headcount of approximately 230 positions across all segments and geographic regions and asset impairment charges in the Pressure-sensitive Materials segment, as well as accruals for legal settlements.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Net Income and Earnings per Share

(In millions, except per share amounts)	2011	2010

Income before taxes	$67.4	$76.9
Provision for income taxes	22.6	22.2

Net income	$44.8	$54.7

Net income per common share	$.43	$.52
Net income per common share, assuming dilution	$.42	$.51

Net income as a percent of sales	2.7%	3.5%

Percent change in:
Net income	(18.1)%	106.1%
Net income per common share	(17.3)	105.8
Net income per common share, assuming dilution	(17.6)	105.7

Provision for Income Taxes
The effective tax rate was approximately 34% for the three months ended April 2, 2011 and approximately 29% for the three months ended April 3, 2010. The effective tax rate for the first three months of 2011 included an expense of approximately $3 million from discrete events, primarily for a tax return true-up. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE FIRST QUARTER
Pressure-sensitive Materials Segment

(In millions)	2011	2010

Net sales including intersegment sales	$1,031.5	$938.6
Less intersegment sales	(44.5)	(41.4)

Net sales	$987.0	$897.2
Operating income (1)	86.2	87.8

(1) Included an accrual for legal settlement in 2010, and restructuring and asset impairment charges in both years	$3.4	$1.9

Net Sales
Sales in our Pressure-sensitive Materials segment increased 10% on both a reported and organic basis in the first three months of 2011 compared to the same period last year. The sales growth reflected higher volume driven by increased demand and the benefit from pricing actions.
On an organic basis, sales in our Label and Packaging Materials business in the first three months of 2011 increased at a low double-digit rate compared to the same period last year, reflecting volume growth in emerging markets and Europe, and pricing actions.
On an organic basis, sales in our Graphics and Reflective Solutions business in the first three months of 2011 increased at a high single-digit rate compared to the same period last year.
Operating Income
Decreased operating income in the first three months of 2011 reflected continued raw material inflation, which outpaced pricing actions, higher employee-related costs, higher investments in growth and infrastructure, and higher restructuring and asset impairment charges. These factors more than offset the benefits from higher volume and productivity initiatives.
Retail Branding and Information Solutions Segment

(In millions)	2011	2010

Net sales including intersegment sales	$375.5	$345.5
Less intersegment sales	(.4)	(.7)

Net sales	$375.1	$344.8
Operating income (loss) (1)	12.1	(.5)

(1) Included asset impairment charges and a gain on legal settlement in 2011, an accrual for legal settlement in 2010, and restructuring costs in both years	$.2	$3.4

Avery Dennison Corporation
Net Sales
Sales in our Retail Branding and Information Solutions segment increased 9% on both a reported and organic basis in the first three months of 2011 compared to the same period last year. The sales growth reflected increased demand from retailers and brands in the U.S. and Europe.
Operating Income (Loss)
Operating income in the first three months of 2011 reflected higher volume, benefits from restructuring and productivity initiatives, and a gain on a legal settlement (compared to expense in the same period last year), partially offset by higher employee-related costs.
Office and Consumer Products Segment

(In millions)	2011	2010

Net sales including intersegment sales	$156.6	$180.1
Less intersegment sales	(.2)	(.2)

Net sales	$156.4	$179.9
Operating income (1)	1.2	19.4

(1) Included lease cancellation costs in 2011 and restructuring costs in 2010	$.4	$.7

Net Sales
Sales in our Office and Consumer Products segment decreased 13% on both a reported and organic basis in the first three months of 2011 compared to the same period last year. The sales decline was due primarily to anticipated customer inventory reductions following the increased inventory stocking by customers in the fourth quarter of 2010, continued weak end-market demand, and last year’s distribution losses with one customer.
Operating Income
Decreased operating income in the first three months of 2011 reflected lower volume, raw material inflation, and increased investment in new products and demand creation, partially offset by benefits from restructuring and productivity initiatives.
Other specialty converting businesses

(In millions)	2011	2010

Net sales including intersegment sales	$153.0	$138.6
Less intersegment sales	(12.2)	(5.8)

Net sales	$140.8	$132.8
Operating (loss) income (1)	(.8)	2.8

(1) Included asset impairment charges in 2011 and restructuring costs in both years	$.6	$.3

Net Sales
Sales in our other specialty converting businesses increased 6% in the first three months of 2011 compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation. On an organic basis, sales grew 7% due primarily to increased demand for products for automotive and other specialty applications.
Operating (Loss) Income
Operating loss in the first three months of 2011 was due largely to the impact of the uninsured portion of a warehouse fire in Brazil. The benefits from increased volume, pricing actions, and restructuring and productivity initiatives more than offset the impact of raw material inflation.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Cash Flow from Operating Activities for the First Three Months:

(In millions)	2011	2010

Net income	$44.8	$54.7
Depreciation and amortization	60.3	61.8
Provision for doubtful accounts	4.8	9.0
Asset impairment and net loss on sale and disposal of assets	7.9	.7
Stock-based compensation	11.7	7.5
Other non-cash items, net	12.0	9.6
Changes in assets and liabilities and other adjustments	(259.0)	(171.2)

Net cash used in operating activities	$(117.5)	$(27.9)

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).
During the first three months of 2011, cash flow from operating activities included inventory purchases to support higher sales and inventory stocking; payments of 2010 employee bonuses and customer trade rebates; and the timing of collections of accounts receivable. These negative factors were partially offset by the amount and timing of payments for inventory purchases and income from operations.
During the first three months of 2010, cash flow from operating activities included payments of 2009 customer trade rebates and employee bonuses; payments for severance and other accrued costs related to various restructuring programs; the timing of collections of accounts receivable; and higher inventory purchases to support an increase in sales. These negative factors were partially offset by higher income from operations and the timing of payments of accounts payable.
Cash Flow from Investing Activities for the First Three Months:

(In millions)	2011	2010

Purchase of property, plant and equipment, net	$(28.0)	$(13.7)
Purchase of software and other deferred charges	(3.7)	(5.5)
(Purchase) proceeds from sale of investments, net	(.8)	.3

Net cash used in investing activities	$(32.5)	$(18.9)

Capital and Software Spending
During the first three months of 2011 and 2010, we invested in various small capital projects company wide. Information technology projects during the first three months of 2011 and 2010 included customer service and standardization initiatives.
Cash Flow from Financing Activities for the First Three Months:

(In millions)	2011	2010

Net change in borrowings and payments of debt	$185.2	$75.4
Dividends paid	(26.7)	(22.4)
Purchase of treasury stock	(13.5)	–
Proceeds from exercise of stock options, net	1.9	1.0
Other	(5.4)	(1.5)

Net cash provided by financing activities	$141.5	$52.5

Borrowings and Repayment of Debt
During the first three months of 2011, we increased our commercial paper and foreign short-term borrowings to support operational requirements.

Avery Dennison Corporation
Dividend Payments
On February 2, 2011, we announced a first quarter 2011 dividend of $.25 per share, which represented a 25% increase from our previous dividend of $.20 per share for the same period last year.
Share Repurchases
In December 2010, we executed the repurchase of approximately .3 million shares for $13.5 million, which settled in January 2011.
On January 27, 2011, the Board of Directors authorized us to repurchase an additional five million shares of our stock. As of April 2, 2011, approximately 6 million shares were available for repurchase under that and prior Board of Directors’ authorizations.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the first three months of 2011, goodwill increased approximately $17 million to $957.5 million, which primarily reflected the impact of foreign currency translation.
In the first three months of 2011, other intangibles resulting from business acquisitions, net, decreased approximately $6 million to $223.3 million, which reflected amortization expense ($8 million), partially offset by the impact of foreign currency translation ($2 million).
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
In the first three months of 2011, other assets increased approximately $4 million to $453 million, which primarily reflected an increase in the cash surrender value of corporate-owned life insurance ($8 million), purchase of software and other deferred charges ($4 million), and the impact of foreign currency translation ($1 million). These increases were partially offset by amortization expense of software and other deferred charges ($9 million).
Other Shareholders’ Equity Accounts
Our shareholders’ equity was $1.74 billion at April 2, 2011 compared to $1.65 billion at January 1, 2011. The increase in our shareholders’ equity was primarily due to the impact of foreign currency translation, increase from net income and a decrease in the value of our employee stock benefit trust, partially offset by dividend payments and an increase of our treasury stock from share repurchase activity. See “Share Repurchases” above for more information.
In the first three months of 2011, the value of our employee stock benefit trust decreased $24 million to $48.8 million, which reflected the issuance of shares under our stock option and incentive plan and defined contribution plan ($23 million) and a decrease in the market value of shares held in the trust ($1 million).
Impact of Foreign Currency Translation for the First Three Months:

(In millions)	2011	2010

Change in net sales	$3	$67
Change in net income	–	2

International operations generated approximately 70% of our net sales during the first three months of 2011. Our future results are subject to changes in political and economic conditions in the regions in which we conduct business and the impact of fluctuations in foreign currency exchange and interest rates.
The effect of currency translation on sales in the first three months of 2011, compared to the first three months of 2010, primarily reflected a positive impact from sales in the currencies of Australia, China and Brazil, partially offset by a negative impact from sales denominated in euros.
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
Operational Working Capital Ratio
Working capital (deficit) (current assets minus current liabilities), as a percent of annualized net sales, increased in the first three months of 2011 primarily due to increases in inventories and net trade accounts receivable, partially offset by increases in accounts payable and annualized net sales.
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
Operational Working Capital for the First Three Months:

(In millions)	2011	2010

(A) Working capital (deficit) (current assets minus current liabilities)	$212.6	$(34.9)
Reconciling items:
Cash and cash equivalents	(120.4)	(143.6)
Current deferred and refundable income taxes and other current assets	(336.9)	(201.0)
Short-term and current portion of long-term debt	567.6	628.3
Current deferred and payable income taxes and other current liabilities	563.4	537.4

(B) Operational working capital	$886.3	$786.2

(C) Annualized net sales (quarterly sales, multiplied by 4)	$6,637.2	$6,218.8

Working capital (deficit), as a percent of annualized net sales (A) ÷ (C)	3.2%	(.6)%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	13.4%	12.6%

As a percent of annualized sales, operational working capital for the first three months of 2011 increased compared to the same period in the prior year. The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 59 days in the first three months of 2011 compared to 56 days in the first three months of 2010, calculated using the trade accounts receivable balance at quarter end divided by the average daily sales for the quarter. The increase from prior year in the average number of days sales outstanding primarily reflected higher accounts receivable balances in businesses whose customers have longer payment terms, as well as the timing of collections during the quarter.
Inventory Ratio
Average inventory turnover was 7.6 in the first three months of 2011 compared to 8.6 in the first three months of 2010, calculated using the annualized cost of sales (quarterly cost of sales, multiplied by 4) divided by the inventory balance at quarter end. The decrease from prior year in the average inventory turnover reflected higher average inventory levels to support higher sales and inventory stocking in advance of a system implementation in Europe.
Accounts Payable Ratio
The average number of days payable outstanding was 62 days in the first three months of 2011 compared to 57 days in the first three months of 2010, calculated using the accounts payable balance at quarter end divided by the average daily cost of products sold for the quarter. The increase from prior year in the average number of days payable outstanding reflected the amount and timing of inventory purchases and timing of payments to vendors.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At April 2, 2011, we had cash and cash equivalents of approximately $120 million held in accounts at third-party financial institutions.

Avery Dennison Corporation
Our $1 billion revolving credit facility, which supports our commercial paper programs, matures in 2012. No balances were outstanding under this facility as of April 2, 2011. Based upon our current outlook for our business and market conditions, we believe that this facility, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, will provide the liquidity to fund our operations during the year.
We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.
Capital from Debt
Our total debt increased by approximately $.2 billion in the first three months of 2011 to $1.52 billion compared to $1.34 billion at year end 2010, reflecting an increase in commercial paper and foreign short-term borrowings to support operational requirements. Refer to “Borrowings and Repayment of Debt” above for further information.
Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings. A downgrade of our short-term credit ratings below our current levels could impact our ability to access the commercial paper markets. If our access to commercial paper markets was to become limited, our revolving credit facility and other credit facilities are available to meet our short-term funding requirements, if necessary. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team. We remain committed to retaining an investment grade rating.
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Refer to Note 14, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 for information regarding legal proceedings, environmental matters, and other commitments.
RECENT ACCOUNTING REQUIREMENTS
Refer to Note 16, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 for more information.

Avery Dennison Corporation
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information provided in Part II, Item 7A of the Company’s Form 10-K for the fiscal year ended January 1, 2011.
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
The Company’s disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in the Company’s headquarters in Pasadena, California. As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report.
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

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 14, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 for information.
ITEM 1A. RISK FACTORS
Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to matters described in Part I, Item 1A, of the Company’s Form 10-K for the fiscal year ended January 1, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable
(b)	Not Applicable
(c)	Purchases of Equity Securities by Issuer
On February 2, 2011, the Company announced that the Board of Directors authorized the repurchase of up to 5 million additional shares of the Company’s outstanding common stock on January 27, 2011. Additionally, approximately 1 million remaining shares are available for repurchase under an authorization by the Board of Directors on October 26, 2006, which was announced by the Company on that date. The balance of shares available for repurchase under these authorizations as of April 2, 2011 was approximately 6 million.
Repurchased shares may be reissued under the Company’s stock option and incentive plan or used for other corporate purposes.
Repurchases by the Company or “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities during the first three months of 2011 are listed in the following table.

	Total		Total number of	Maximum number of
	number of	Average	shares purchased as	shares that may yet
	shares	price paid	part of publicly	be purchased under
(Shares in thousands, except per share amounts)	purchased	per share	announced plans	the plans

January 2, 2011 – January 29, 2011(1)	316.8	$42.61	316.8
January 30, 2011 – February 26, 2011	—	$—	—
February 27, 2011 – April 2, 2011	—	$—	—

Quarterly total	316.8	$42.61	316.8	5,952.0

(1)	Shares repurchased in December 2010 but settled in January 2011.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Not Applicable

Avery Dennison Corporation
ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certification of Incorporation is incorporated by reference to the current report on Form 8-K, filed April 29, 2011

Exhibit 3.2	Amended and Restated By-laws are incorporated by reference to the current report on Form 8-K, filed April 29, 2011

Exhibit 10.1	Credit Agreement, dated as of February 8, 2008, among Avery Dennison Office Products Company, Avery Dennison Corporation, Bank of America, N.A. and Banc of America Securities LLC and JP Morgan Securities Inc

Exhibit 10.18.2	Amended and Restated 2005 Directors Variable Deferred Compensation Plan**

Exhibit 10.31.2	Amended and Restated 2005 Executive Variable Deferred Retirement Plan**

Exhibit 10.35	Key Executive Change of Control Severance Plan**

Exhibit 10.36	Executive Severance Plan**

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Extension Schema Document*

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as may be expressly set forth by specific reference in such filings.

**	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 15.

Avery Dennison Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION (Registrant)
/s/ Mitchell R. Butier
Mitchell R. Butier
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lori J. Bondar
Lori J. Bondar
Vice President and Controller, and Chief Accounting Officer (Principal Accounting Officer) May 10, 2011