Form 10-Q
period 2011-07-02
Avery Dennison Corp
filed 2011-08-09
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of $1 par value common stock outstanding as of July 30, 2011: 105,954,611

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2011 FORM 10-Q QUARTERLY REPORT

Page
SAFE HARBOR STATEMENT	1

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets July 2, 2011 and January 1, 2011	2
Consolidated Statements of Income Three and Six Months Ended July 2, 2011 and July 3, 2010	3
Condensed Consolidated Statements of Cash Flows Six Months Ended July 2, 2011 and July 3, 2010	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Non-GAAP Financial Measures
Forward-Looking Statements
Overview and Outlook
Analysis of Results of Operations for the Second Quarter
Results of Operations by Segment for the Second Quarter
Analysis of Results of Operations for the Six Months Year-to-Date
Results of Operations by Segment for the Six Months Year-to-Date
Financial Condition
Recent Accounting Requirements
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. (Removed and Reserved)	31
Item 5. Other Information	31
Item 6. Exhibits	31
Signatures	32
Exhibits
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Avery Dennison Corporation
SAFE HARBOR STATEMENT
The matters discussed in this Quarterly Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof, and other expressions that refer to future events and trends, identify forward-looking statements. These forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause actual results to differ materially from expected results, performance or achievements of the Company expressed or implied by such forward-looking statements.
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011 and subsequent Quarterly Reports on Form 10-Q, and include, but are not limited to, risks and uncertainties relating to: fluctuations in demand affecting sales to customers; the financial condition and inventory strategies of customers; changes in customer order patterns; worldwide and local economic conditions; fluctuations in cost and availability of raw materials; ability of the Company to generate sustained productivity improvement; ability of the Company to achieve and sustain targeted cost reductions; impact of competitive products and pricing; loss of significant contract(s) or customer(s); collection of receivables from customers; business mix shift; changes in tax laws and regulations; uncertainties associated with interpretations of tax laws and regulations; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; integration of acquisitions and execution of divestitures; strategic transactions and related costs; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; ability of the Company and its customers to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; changes in political conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.
The Company believes that the most significant risk factors that could affect its financial performance in the near-term include: (1) economic conditions on underlying demand for the Company’s products; (2) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume; (3) competitors’ actions, including pricing, expansion in key markets, and product offerings; and (4) changes in tax laws, regulations, and uncertainties associated with interpretations of such laws and regulations.
The Company’s forward-looking statements represent judgments only on the dates such statements were made. By making these forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share data)	July 2, 2011	January 1, 2011

Assets
Current assets:
Cash and cash equivalents	$125.4	$127.5
Trade accounts receivable, less allowances of $53.1 and $51.4 at July 2, 2011 and January 1, 2011, respectively	1,132.7	996.1
Inventories, net	641.4	519.9
Current deferred and refundable income taxes	155.2	144.7
Other current assets	162.0	163.7

Total current assets	2,216.7	1,951.9
Property, plant and equipment	3,270.9	3,186.2
Accumulated depreciation	(2,025.4)	(1,923.3)

Property, plant and equipment, net	1,245.5	1,262.9
Goodwill	962.0	940.8
Other intangibles resulting from business acquisitions, net	215.5	228.9
Non-current deferred income taxes	261.9	266.0
Other assets	458.4	448.9

	$5,360.0	$5,099.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$611.8	$381.0
Accounts payable	765.4	748.2
Current deferred and payable income taxes	52.2	53.2
Other current liabilities	517.2	649.4

Total current liabilities	1,946.6	1,831.8
Long-term debt	954.8	956.2
Long-term retirement benefits and other liabilities	515.3	541.1
Non-current deferred and payable income taxes	138.7	124.6
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at July 2, 2011 and January 1, 2011; issued – 124,126,624 shares at July 2, 2011 and January 1, 2011; outstanding — 105,856,536 shares and 105,391,940 shares at July 2, 2011 and January 1, 2011, respectively	124.1	124.1
Capital in excess of par value	765.5	768.0
Retained earnings	1,792.6	1,727.9
Employee stock benefit trust, 1,003,388 shares and 1,784,741 shares at July 2, 2011 and January 1, 2011, respectively	(36.7)	(73.2)
Treasury stock at cost, 17,251,700 shares and 16,934,943 shares at July 2, 2011 and January 1, 2011, respectively	(771.7)	(758.2)
Accumulated other comprehensive loss	(69.2)	(142.9)

Total shareholders’ equity	1,804.6	1,645.7

	$5,360.0	$5,099.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$1,725.7	$1,680.1	$3,385.0	$3,234.8
Cost of products sold	1,254.8	1,189.7	2,459.7	2,303.6

Gross profit	470.9	490.4	925.3	931.2
Marketing, general and administrative expense	330.0	338.9	694.5	679.0
Interest expense	17.7	21.1	35.6	38.6
Other expense, net	12.4	4.6	17.0	10.9

Income before taxes	110.8	125.8	178.2	202.7
Provision for income taxes	37.5	42.0	60.1	64.2

Net income	$73.3	$83.8	$118.1	$138.5

Per share amounts:
Net income per common share	$.69	$.79	$1.12	$1.31

Net income per common share, assuming dilution	$.69	$.78	$1.11	$1.30

Dividends	$.25	$.20	$.50	$.40

Average shares outstanding:
Common shares	105.7	105.6	105.6	105.5
Common shares, assuming dilution	106.9	106.8	106.8	106.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	July 2, 2011	July 3, 2010

Operating Activities
Net income	$118.1	$138.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	84.6	85.8
Amortization	38.7	35.8
Provision for doubtful accounts	7.4	13.6
Asset impairment and net loss on sale and disposal of assets	8.5	1.1
Loss from debt extinguishment	—	1.2
Stock-based compensation	20.7	16.2
Other non-cash expense and loss	23.4	21.5
Other non-cash income and gain	(1.9)	—
Changes in assets and liabilities and other adjustments	(394.7)	(170.6)

Net cash (used in) provided by operating activities	(95.2)	143.1

Investing Activities
Purchase of property, plant and equipment, net	(53.1)	(27.4)
Purchase of software and other deferred charges	(16.1)	(10.4)
(Purchase) proceeds from sale of investments, net	(.7)	.4

Net cash used in investing activities	(69.9)	(37.4)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	230.7	48.1
Additional borrowings (maturities longer than 90 days)	—	249.8
Payments of debt (maturities longer than 90 days)	(1.0)	(340.2)
Dividends paid	(53.4)	(44.5)
Purchase of treasury stock	(13.5)	—
Proceeds from exercise of stock options, net	3.0	1.6
Other	(5.4)	(8.8)

Net cash provided by (used in) financing activities	160.4	(94.0)

Effect of foreign currency translation on cash balances	2.6	(.9)

(Decrease) increase in cash and cash equivalents	(2.1)	10.8
Cash and cash equivalents, beginning of year	127.5	138.1

Cash and cash equivalents, end of period	$125.4	$148.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of the interim results of Avery Dennison Corporation (the “Company”). The unaudited condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s audited consolidated financial statements and notes in its 2010 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q.
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
The second quarters of 2011 and 2010 consisted of thirteen-week periods ending July 2, 2011 and July 3, 2010, respectively. The interim results of operations are not necessarily indicative of future financial results.
Note 2. Inventories
Inventories, net, consisted of:

(In millions)	July 2, 2011	January 1, 2011

Raw materials	$281.1	$243.3
Work-in-progress	156.6	130.5
Finished goods	266.2	205.3

Inventories at lower of FIFO cost or market (approximates replacement cost)	703.9	579.1
Inventory reserves	(62.5)	(59.2)

Inventories, net	$641.4	$519.9

Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
Changes in the net carrying amount of goodwill from operations for 2011, by reportable segment and other businesses, were as follows:

		Retail
		Branding		Other
	Pressure-	and	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Solutions	Products	businesses	Total

Goodwill	$346.0	$1,243.2	$168.1	$3.5	$1,760.8
Accumulated impairment losses	—	(820.0)	—	—	(820.0)

Balance as of January 1, 2011	346.0	423.2	168.1	3.5	940.8
Acquisition adjustments	—	(.4)	—	—	(.4)
Translation adjustments	12.9	3.0	5.6	.1	21.6

Balance as of July 2, 2011	358.9	425.8	173.7	3.6	962.0

Goodwill	358.9	1,245.8	173.7	3.6	1,782.0
Accumulated impairment losses	—	(820.0)	—	—	(820.0)

Balance as of July 2, 2011	$358.9	$425.8	$173.7	$3.6	$962.0

Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trade names and trademarks, was $18.1 million at July 2, 2011, which included $.1 million of favorable currency impact. At January 1, 2011, the carrying value of indefinite-lived intangible assets resulting from business acquisitions was $18 million.

Avery Dennison Corporation
Finite-Lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at July 2, 2011 and January 1, 2011, which continue to be amortized:

	July 2, 2011			January 1, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$297.9	$135.4	$162.5	$291.9	$119.2	$172.7
Patents and other acquired technology	53.6	30.4	23.2	53.6	28.1	25.5
Trade names and trademarks	46.9	40.2	6.7	44.8	38.0	6.8
Other intangibles	14.6	9.6	5.0	14.4	8.5	5.9

Total	$413.0	$215.6	$197.4	$404.7	$193.8	$210.9

Amortization expense for finite-lived intangible assets resulting from business acquisitions was $8.4 million and $16.8 million for the three and six months ended July 2, 2011, respectively, and $8.1 million and $16.3 million for the three and six months ended July 3, 2010, respectively.
The estimated amortization expense for finite-lived intangible assets resulting from business acquisitions for the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense

2011	$33.7
2012	33.5
2013	31.7
2014	28.0
2015	24.6

Note 4. Debt
The fair value of the Company’s debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit rating, and remaining maturities. The fair value of the Company’s total debt, including short-term borrowings, was $1.60 billion at July 2, 2011 and $1.40 billion at January 1, 2011. Fair value amounts were primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.
As of July 2, 2011, the Company was in compliance with its financial covenants.
Note 5. Pension and Other Postretirement Benefits
The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits
	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Service cost	$—	$3.0	$6.1	$2.3	$.1	$5.8	$11.5	$4.8
Interest cost	10.1	6.8	10.0	6.0	20.1	13.4	20.2	12.4
Expected return on plan assets	(11.3)	(6.3)	(12.1)	(6.3)	(22.6)	(12.4)	(24.4)	(13.1)
Recognized net actuarial loss	2.1	1.0	4.6	.6	4.0	2.0	9.1	1.2
Amortization of prior service cost	.1	.1	.2	.1	.2	.2	.4	.2
Amortization of transition asset	—	(.2)	—	(.1)	—	(.3)	—	(.2)
Recognized loss on curtailment and settlement of obligation	—	—	—	1.9	—	—	—	1.9

Net periodic benefit cost	$1.0	$4.4	$8.8	$4.5	$1.8	$8.7	$16.8	$7.2

Avery Dennison Corporation

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$.5	$.4	$.9	$.7
Interest cost	.5	.5	1.0	1.0
Recognized net actuarial loss	.4	.5	.9	1.0
Amortization of prior service cost	(.5)	(.5)	(1.0)	(1.0)

Net periodic benefit cost	$.9	$.9	$1.8	$1.7

The Company contributed $26.8 million and $1.6 million to its U.S. pension plans during the six months ended July 2, 2011 and July 3, 2010, respectively. The Company contributed $.9 million and $1.6 million to its U.S. postretirement health benefit plan during the six months ended July 2, 2011 and July 3, 2010, respectively.
The Company contributed approximately $10 million and approximately $14 million to its international pension plans during the six months ended July 2, 2011 and July 3, 2010, respectively.
The Company recognized expense of $6.3 million and $15.5 million for the three and six months ended July 2, 2011, respectively, and $2.8 million and $6.3 million for the three and six months ended July 3, 2010, respectively, related to its match of participant contributions to its U.S. defined contribution plan. This expense was funded using shares of the Company’s common stock held in the Company’s Employee Stock Benefit Trust (“ESBT”). Subsequent to the quarter ended July 2, 2011, the ESBT was terminated and the Company began funding this expense using shares of the Company’s common stock held in treasury.
Note 6. Research and Development
Research and development expense for the three and six months ended July 2, 2011 was $25.8 million and $50.9 million, respectively. For the three and six months ended July 3, 2010, research and development expense was $23.5 million and $46.3 million, respectively. Research and development expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.
Note 7. Stock-Based Compensation
Net income included stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $9 million and $20.7 million for the three and six months ended July 2, 2011, respectively, and $8.6 million and $16.2 million for the three and six months ended July 3, 2010, respectively. Total stock-based compensation expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.
In February and April 2011, the Company granted its annual stock-based compensation awards to eligible employees and directors, respectively. Awards granted to retirement-eligible employees vest in full upon retirement; as such, awards to these employees are treated as though the awards were fully vested at the date of grant. Compensation expense related to awards granted to retirement-eligible employees of $4.5 million and $.6 million was recognized and included in stock-based compensation expense during the six months ended July 2, 2011 and July 3, 2010, respectively.
As of July 2, 2011, the Company had approximately $72 million of unrecognized compensation cost related to unvested stock options, PUs, RSUs and restricted stock under the Company’s stock-based compensation plans. The unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service period of approximately three years for stock options and RSUs, two years for PUs, and one year for restricted stock.
Through the second quarter of 2011, exercises of stock options and releases of RSUs and PUs were settled using shares of the Company’s common stock held in the ESBT. Subsequent to the quarter ended July 2, 2011, the ESBT was terminated and the Company began using shares of the Company’s common stock held in treasury to settle exercises of stock options and releases of RSUs.
Note 8. Cost Reduction Actions
Severance charges under the restructuring actions below were recorded to “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Severance and related costs represented cash paid or to be paid to employees terminated under these

Avery Dennison Corporation
actions. Asset impairments were based on the estimated market value of the assets. Charges below were included in “Other expense, net” in the unaudited Consolidated Statements of Income.
2011
During the first six months of 2011, the Company implemented restructuring actions and recorded charges of $13.5 million, which consisted of $9.6 million of severance and related costs and $3.9 million of asset impairment and lease cancellation charges. These actions will result in the reduction of approximately 355 positions impacting all segments and geographic regions. As of July 2, 2011, approximately 85 of these employees remained with the Company and are expected to leave in 2011.
Accruals and payments for severance and related costs and charges for asset impairments and lease cancellations, by reportable segment and other businesses during the periods presented, were as follows:

		Retail
		Branding		Other
	Pressure-	and	Office and	specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Solutions	Products	businesses	Total

Severance and related costs accrued during the periods ended:
April 2, 2011	$1.9	$.6	$(.3)	$.3	$2.5
July 2, 2011	3.8	2.1	.7	.5	7.1

Total expense accrued during 2011	5.7	2.7	.4	.8	9.6
2011 settlements	(1.1)	(1.4)	.4	(.3)	(2.4)

Balance at July 2, 2011	$4.6	$1.3	$.8	$.5	$7.2

Asset impairment and lease cancellation charges for the six months ended:
July 2, 2011	$1.5	$1.4	$.6	$.4	$3.9

2010
In 2010, the Company continued its cost reduction program initiated in late 2008 and implemented additional restructuring actions resulting in the reduction of approximately 1,040 positions, impairment of certain assets, and lease cancellations. At July 2, 2011, approximately 235 employees impacted by these actions remained with the Company, and are expected to leave in 2011. In 2010, charges related to these actions totaled $19 million, including severance and related costs of $15.3 million, and asset impairment and lease cancellation charges of $3.7 million.
Accruals and payments for severance and related costs and charges for asset impairments and lease cancellations, by reportable segment and other businesses during the periods presented, were as follows:

		Retail
		Branding		Other
	Pressure-	and	Office and	Specialty
	sensitive	Information	Consumer	converting
(In millions)	Materials	Solutions	Products	businesses	Total

Severance and related costs accrued during the periods ended:
April 3, 2010	$1.5	$2.2	$.7	$.3	$4.7
July 3, 2010	2.0	—	(.1)	—	1.9
October 2, 2010	.1	.9	4.5	.3	5.8
January 1, 2011	.9	(.4)	.2	2.2	2.9

Total expense accrued during 2010	4.5	2.7	5.3	2.8	15.3
2010 settlements	(3.9)	(1.9)	(.5)	(.6)	(6.9)
2011 settlements	(.6)	(.8)	(2.4)	(2.0)	(5.8)

Balance at July 2, 2011	$—	$—	$2.4	$.2	$2.6

Asset impairment and lease cancellation charges for the year ended:
January 1, 2011	$1.4	$1.3	$.9	$.1	$3.7

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
As of July 2, 2011, the aggregate U.S. dollar equivalent notional value of the Company’s outstanding commodity contracts and foreign exchange contracts was $9.8 million and $1.28 billion, respectively.
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
The following table provides the balances and locations of derivatives as of July 2, 2011:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$6.0	Other current liabilities	$7.1
Commodity contracts	Other current assets	—	Other current liabilities	1.5

		$6.0		$8.6

The following table provides the balances and locations of derivatives as of January 1, 2011:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$16.8	Other current liabilities	$7.9
Commodity contracts	Other current assets	.1	Other current liabilities	2.4

		$16.9		$10.3

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings, resulting in no net material impact to income.
The following table provides the components of the gain (loss) recognized in income related to fair value hedge contracts. The corresponding gains or losses on the underlying hedged items approximated the net gain (loss) on these fair value hedge contracts.

		Three Months Ended		Six Months Ended
(In millions)	Location of Gain (Loss) in Income	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Foreign exchange contracts	Cost of products sold	$.1	$(1.1)	$.8	$(1.9)
Foreign exchange contracts	Marketing, general and administrative expense	(6.8)	17.4	(2.0)	33.3

		$(6.7)	$16.3	$(1.2)	$31.4

Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive loss” and reclassified into earnings in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Avery Dennison Corporation
Amounts recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Foreign exchange contracts	$(.6)	$(2.3)	$(.4)	$(3.3)
Commodity contracts	(.4)	(.2)	(.6)	(2.5)
Interest rate contract	—	(1.5)	—	(0.3)

	$(1.0)	$(4.0)	$(1.0)	$(6.1)

Amounts reclassified from “Accumulated other comprehensive loss” (effective portion) related to cash flow hedge contracts were as follows:

		Three Months Ended		Six Months Ended
(In millions)	Location of Loss in Income	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Foreign exchange contracts	Cost of products sold	$(.1)	$(.2)	$(.6)	$(.9)
Commodity contracts	Cost of products sold	(.5)	(1.1)	(1.5)	(2.7)
Interest rate contracts	Interest expense	(1.0)	(.8)	(1.9)	(1.8)

		$(1.6)	$(2.1)	$(4.0)	$(5.4)

As of July 2, 2011, a net loss of approximately $7 million is expected to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months. See Note 12, “Comprehensive Income,” for more information.
Foreign Currency
Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) decreased net income by $.8 million and $3.5 million for the three and six months ended July 2, 2011, respectively, and $1.9 million and $3 million for the three and six months ended July 3, 2010, respectively. These amounts exclude the effects from translation of foreign currencies on the Company’s unaudited condensed consolidated financial statements.
In the three and six months ended July 2, 2011 and July 3, 2010, no translation gains or losses for hyperinflationary economies were recognized in net income since the Company had no operations in hyperinflationary economies.
Note 10. Taxes Based on Income
The following table summarizes the Company’s income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Income before taxes	$110.8	$125.8	$178.2	$202.7
Provision for income taxes	37.5	42.0	60.1	64.2

Effective tax rate	34%	33%	34%	32%

The effective tax rate for the three and six months ended July 2, 2011 included an expense of $2.9 million and $6.2 million, respectively, from discrete events, primarily for tax return true-ups and accruals related to tax contingencies. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% due to the Company’s operations in jurisdictions outside the U.S. where statutory tax rates are generally lower. Additional deferred taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.
The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made, revised or resolved, which may impact the Company’s effective tax rate and the amount of cash payments for taxes. With some exceptions, the Company and its subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2006.
It is reasonably possible that during the next 12 months the Company may realize a decrease in its gross uncertain tax positions by

Avery Dennison Corporation
approximately $35 million, primarily as the result of making cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $8 million relating to gross uncertain tax positions could be made within the next 12 months.
Subsequent to the quarter ended July 2, 2011, tax authorities in a foreign jurisdiction offered to settle certain tax matters relating to the 2002 through 2005 tax years for approximately $25 million. The Company is currently evaluating its options regarding this matter. However, considering the technical merits of the Company’s position, the Company has not recorded a reserve for uncertain tax positions related to this matter.
Note 11. Net Income Per Share
Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

(A) Net income available to common shareholders	$73.3	$83.8	$118.1	$138.5

(B) Weighted-average number of common shares outstanding	105.7	105.6	105.6	105.5
Dilutive shares (additional common shares issuable under employee stock-based awards)	1.2	1.2	1.2	1.1

(C) Weighted-average number of common shares outstanding, assuming dilution	106.9	106.8	106.8	106.6

Net income per common share (A) ÷ (B)	$.69	$.79	$1.12	$1.31

Net income per common share, assuming dilution (A) ÷ (C)	$.69	$.78	$1.11	$1.30

Certain employee stock-based awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock-based awards excluded from the computation totaled approximately 10 million shares and 11 million shares for the three and six months ended July 2, 2011, respectively, and approximately 8 million shares and 9 million shares for the three and six months ended and July 3, 2010, respectively.
Note 12. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustment, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive income was $77.4 million and $191.8 million for the three and six months ended July 2, 2011, respectively, and $37.5 million and $66 million for the three and six months ended July 3, 2010, respectively.
The components of “Accumulated other comprehensive loss” (net of tax, with the exception of the foreign currency translation adjustment) in the unaudited Condensed Consolidated Balance Sheets were as follows:

(In millions)	July 2, 2011	January 1, 2011

Foreign currency translation adjustment	$253.0	$187.3
Net actuarial loss, prior service cost and net transition assets, less amortization	(316.1)	(321.2)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(6.1)	(9.0)

Accumulated other comprehensive loss	$(69.2)	$(142.9)

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, for the six months ended July 2, 2011, were as follows:

(In millions)

Beginning accumulated derivative loss	$(9.0)
Net loss reclassified to earnings	4.0
Net change in the revaluation of hedging transactions	(1.1)

Ending accumulated derivative loss	$(6.1)

Avery Dennison Corporation
Note 13. Fair Value Measurements
Recurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of July 2, 2011:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$12.3	$12.3	$—	$—
Derivative assets	6.0	—	6.0	—

Liabilities:
Derivative liabilities	$8.6	$1.5	$7.1	$—

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 1, 2011:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$12.2	$12.2	$—	$—
Derivative assets	16.9	.1	16.8	—

Liabilities:
Derivative liabilities	$10.3	$2.4	$7.9	$—

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
Non-recurring Fair Value Measurements
Long-lived assets with carrying amounts totaling $4.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $3.1 million for the six months ended July 2, 2011, which was included in “Other expense, net” in the unaudited Consolidated Statements of Income. Of the $1.3 million, $1.1 million was primarily based on Level 2 inputs and $.2 million was primarily based on Level 3 inputs.
Long-lived assets with carrying amounts totaling $2.4 million were written down to their fair value of $1.9 million, resulting in an impairment charge of $.5 million for the three and six months ended July 3, 2010, respectively, which was included in “Other expense, net” in the unaudited Consolidated Statement of Income. Fair value amounts were primarily based on Level 2 inputs.
Note 14. Commitments and Contingencies
Legal Proceedings
The Company and its subsidiaries are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of the Company’s business. Based upon current information, management believes that the impact of the resolution of these other matters is not, individually or in the aggregate, material to the Company’s financial position, or is not estimable.
Environmental
As of July 2, 2011, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible

Avery Dennison Corporation
state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.
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
The activity for the six months ended July 2, 2011 related to environmental liabilities was as follows:

(In millions)

Balance at January 1, 2011	$46.3
Accruals	.6
Payments	(2.4)

Balance at July 2, 2011	$44.5

As of July 2, 2011, approximately $12 million of the total environmental liabilities balance was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors.
Other
On September 9, 2005, the Company completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the headquarters and research center of its Label and Packaging Materials division. The facility consists generally of land, buildings, equipment and office furnishings. The Company leases the facility under an operating lease arrangement, which contains a residual value guarantee of $33.4 million as well as certain obligations with respect to the refinancing of the lessor’s debt of $12 million (together defined as the “Guarantee”). At the end of the lease term, the Company has an option to either purchase or remarket the facility at an amount equivalent to the value of the Guarantee. As of July 2, 2011, the Company estimated a shortfall with respect to the Guarantee, which is being recognized on a straight-line basis over the remaining lease term. The carrying amount of the shortfall was $1.3 million at July 2, 2011.
The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. These advances are guaranteed by the Company. At July 2, 2011, the Company had guaranteed approximately $15 million.
As of July 2, 2011, the Company guaranteed up to approximately $17 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $477 million of certain subsidiaries’ lines of credit with various financial institutions.

Avery Dennison Corporation
Note 15. Segment Information
Financial information, by reportable segment and other businesses, is set forth below.

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales to unaffiliated customers:
Pressure-sensitive Materials	$984.5	$923.9	$1,971.5	$1,821.1
Retail Branding and Information Solutions	396.4	411.9	771.5	756.7
Office and Consumer Products	204.1	208.9	360.5	388.8
Other specialty converting businesses	140.7	135.4	281.5	268.2

Net sales to unaffiliated customers	$1,725.7	$1,680.1	$3,385.0	$3,234.8

Intersegment sales:
Pressure-sensitive Materials	$44.1	$38.6	$88.6	$80.0
Retail Branding and Information Solutions	.3	.5	.7	1.2
Office and Consumer Products	.2	.2	.4	.4
Other specialty converting businesses	10.0	9.1	22.2	14.9

Intersegment sales	$54.6	$48.4	$111.9	$96.5

Income before taxes:
Pressure-sensitive Materials	$89.2	$87.5	$175.4	$175.3
Retail Branding and Information Solutions	26.9	35.6	39.0	35.1
Office and Consumer Products	21.6	31.5	22.8	50.9
Other specialty converting businesses	5.0	4.2	4.2	7.0
Corporate expense	(14.2)	(11.9)	(27.6)	(27.0)
Interest expense	(17.7)	(21.1)	(35.6)	(38.6)

Income before taxes	$110.8	$125.8	$178.2	$202.7

Other expense, net:
Pressure-sensitive Materials	$3.8	$1.5	$7.2	$3.4
Retail Branding and Information Solutions	2.3	.6	2.5	4.0
Office and Consumer Products	.6	1.8	1.0	2.5
Other specialty converting businesses	.6	—	1.2	.3
Corporate	5.1	.7	5.1	.7

Other expense, net	$12.4	$4.6	$17.0	$10.9

“Other expense, net” is presented below:

	Three Months Ended				Six Months Ended
(In millions)	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010

Restructuring costs	$7.1		$1.9		$9.6		$6.6
Other items	5.3	(1)	2.7	(2)	7.4	(3)	4.3	(4)

Other expense, net	$12.4		$4.6		$17.0		$10.9

(1)	Other items included certain legal and consulting costs, asset impairment charges, and a reversal of lease cancellation costs.

(2)	Other items included a loss from curtailment and settlement of a foreign pension obligation, a loss from debt extinguishment, asset impairment charges, a gain on sale of investment, and a gain on legal settlement.

(3)	Other items included certain legal and consulting costs, asset impairment charges, a gain on legal settlement, and net lease cancellation costs.

(4)	Other items included a loss from curtailment and settlement of a foreign pension obligation, a loss from debt extinguishment, net legal settlement costs, asset impairment charges, and a gain on sale of investment.

Avery Dennison Corporation
Note 16. Recent Accounting Requirements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued a final standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two, but consecutive, statements of net income and other comprehensive income. Under both alternatives, an entity is required to present each component of net income and other comprehensive income, their respective totals, and totals for comprehensive income. This standard eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.
In May 2011, the FASB amended fair value measurement and disclosure guidance. The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.
In January 2010, the FASB updated accounting guidance regarding fair value measurement disclosure. This guidance requires companies to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This updated guidance was effective at the beginning of 2010 and did not have a material impact on the Company’s disclosures.
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

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a narrative concerning our financial performance and condition, and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements. It includes the following sections:

Non-GAAP Financial Measures	16
Forward-Looking Statements	16
Overview and Outlook	17
Analysis of Results of Operations for the Second Quarter	19
Results of Operations by Segment for the Second Quarter	20
Analysis of Results of Operations for the Six Months Year-to-Date	22
Results of Operations by Segment for the Six Months Year-to-Date	23
Financial Condition	26
Recent Accounting Requirements	29
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
Non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period. By excluding certain accounting effects, both positive and negative, from certain of our GAAP financial measures, we believe that we are providing meaningful supplemental information to facilitate an understanding of our core or underlying operating results, liquidity, and cash flows. These non-GAAP financial measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period. While some of the items we exclude from GAAP financial measures recur, these items tend to be disparate in amount, frequency, and timing.
We use the following non-GAAP financial measures:
•	Organic sales growth (decline) is an operating performance measure that refers to the change in sales excluding the estimated impact of currency translation and, where applicable, the extra week in fiscal year 2009.
•	Free cash flow is an operating performance measure that refers to cash flow from operations, less net payments for capital expenditures, software and other deferred charges, plus net proceeds from sale (purchase) of investments. Free cash flow excludes mandatory debt service requirements and other uses of cash that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases and acquisitions, etc.).
•	Operational working capital is an operating performance measure that refers to trade accounts receivable and inventories, net of accounts payable. This non-GAAP financial measure excludes cash and cash equivalents, short-term debt, deferred taxes, other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses.
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
Segment and Business Name Changes
Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for information regarding the recent name changes of certain of our segments and businesses.
Sales
Our sales increased 3% and 5% in the second quarter and first six months of 2011, respectively, compared to the same periods last year.

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Estimated change in sales due to:
Organic sales (decline) growth	(2)%	14%	2%	11%
Extra week in fiscal year 2009	—	—	—	(2)
Foreign currency translation	5	1	3	3

Reported sales growth	3%	15%	5%	12%

Net Income
Net income decreased approximately $11 million and $20 million in the second quarter and first six months of 2011, respectively, compared to the same periods last year.
Factors affecting changes in net income in the first six months of 2011 compared to the same period last year included:
Positive factors:
•	Pricing actions

•	Cost savings from productivity initiatives, including savings from restructuring actions

•	Lower employee-related costs, including incentive compensation
Negative factors:
•	Raw material inflation

•	Lower volume

•	Higher investments in growth and infrastructure
Cost Reduction Actions
2011 Actions
In the first six months of 2011, we recorded approximately $14 million in charges, consisting of severance and related costs for the reduction of approximately 355 positions, asset impairment charges, and lease cancellation costs. We anticipate approximately $27 million in annualized savings from these restructuring actions to be realized by the end of 2012.
Q3 2010 — Q4 2010 Actions
In the second half of 2010, we recorded approximately $10 million in charges, consisting of severance and related costs for the reduction of approximately 725 positions, asset impairment charges, and lease cancellation costs. We anticipate approximately $12 million in annualized savings from these restructuring actions to be realized by the end of 2012.
Q4 2008 — Q2 2010 Program
In the fourth quarter of 2008, we initiated a restructuring program that generated approximately $180 million in annualized savings. We realized actual savings, net of transition costs, of approximately $75 million in 2009 and an incremental $72 million in 2010. We expect the remainder of the savings to be realized in 2011.
We recorded approximately $150 million in charges (of which $105 million represents cash charges) related to this restructuring program, consisting of severance and related costs, asset impairment charges, and lease cancellation costs. Of the total charges,

Avery Dennison Corporation
approximately $12 million was recorded in 2008, $129 million was recorded in 2009, and $9 million was recorded in 2010. Severance and related costs were related to approximately 4,350 positions. We do not expect to incur any further charges related to this program.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.
Effective Rate of Taxes on Income
The effective tax rate was approximately 34% for the six months ended July 2, 2011 and approximately 32% for the six months ended July 3, 2010. The effective tax rate for the first six months of 2011 included an expense of $6.2 million from discrete events, primarily for tax return true-ups and accruals related to tax contingencies. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
Free Cash Flow
We use free cash flow as an operating performance measure of funds available for uses of cash that do not directly or immediately support our underlying businesses, such as dividends, debt reductions, acquisitions, and share repurchases. We believe that this non-GAAP financial measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company.

	Six Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net cash (used in) provided by operating activities	$(95.2)	$143.1
Purchase of property, plant and equipment, net	(53.1)	(27.4)
Purchase of software and other deferred charges	(16.1)	(10.4)
(Purchase) proceeds from sale of investments, net (1)	(.7)	.4

Free cash flow	$(165.1)	$105.7

(1)	Net (purchase) proceeds from sales of investment related to net purchases/sales of securities held by our captive insurance company.
Free cash flow in the first six months of 2011 reflected the amount and timing of inventory purchases and payments; payments of 2010 employee bonuses and customer trade rebates; the timing of collections of accounts receivable; contributions to our pension plans; and net spending on property, plant, and equipment. See “Analysis of Results of Operations” and “Liquidity” below for more information.
2011 Outlook
Certain factors that we believe may contribute to results for 2011 compared to results for 2010 are listed below.
We expect revenue to increase and earnings to decrease in 2011, the extent to which is subject, but not limited to, the impact of economic conditions on underlying demand for our products, and the amount of higher costs, principally due to expected raw material inflation, that can be offset with productivity measures and/or price increases.
We expect aggregate contributions to our pension plans (both domestic and international) of at least $50 million in 2011.
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
We anticipate our capital and software expenditures to be approximately $150 million.

Avery Dennison Corporation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income Before Taxes

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net sales	$1,725.7	$1,680.1
Cost of products sold	1,254.8	1,189.7

Gross profit	470.9	490.4
Marketing, general and administrative expense	330.0	338.9
Interest expense	17.7	21.1
Other expense, net	12.4	4.6

Income before taxes	$110.8	$125.8

As a Percent of Net Sales:
Gross profit margin	27.3%	29.2%
Marketing, general and administrative expense	19.1	20.2
Income before taxes	6.4	7.5

Net Sales
Sales increased 3% in the second quarter of 2011 compared to the same period last year, due to the favorable impact of foreign currency translation (approximately $79 million), partially offset by a decline in sales on an organic basis.
On an organic basis, sales declined 2% in the second quarter of 2011, primarily reflecting lower volumes in the Pressure-sensitive Materials and Retail Branding and Information Solutions segments, driven primarily by lower market demand. Volume declines were partially offset by the impact of changes in pricing.
Refer to “Results of Operations by Segment for the Second Quarter” for information by reportable segment and other businesses.
Gross Profit Margin
Gross profit margin for the second quarter of 2011 declined compared to the same period last year, as the impact of raw material inflation, lower volume, and the unfavorable impact of currency translation, more than offset the benefits of pricing actions and productivity initiatives.
Marketing, General and Administrative Expense
The decrease in marketing, general and administrative expense in the second quarter of 2011 compared to the same period last year primarily reflected lower employee-related costs including incentive compensation, partially offset by the unfavorable impact of foreign currency translation.
Other Expense, net

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010

Restructuring costs	$7.1	$1.9
Other items	5.3	2.7

Other expense, net	$12.4	$4.6

In the second quarter of 2011, “Other expense, net” consisted of charges for severance and related costs resulting in the reduction in headcount of approximately 170 positions across all segments and geographic regions and other items. Other items included certain legal and consulting costs, asset impairment charges, and a reversal of lease cancellation costs.
In the second quarter of 2010, “Other expense, net” consisted of charges for severance and related costs due to the reduction in headcount of approximately 50 positions in all segments and geographic regions and other items. Other items included a loss from curtailment and settlement of a foreign pension obligation, a loss from debt extinguishment, asset impairment charges, a gain on sale of investment, and a gain on legal settlement.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	July 2, 2011	July 3, 2010

Income before taxes	$110.8	$125.8
Provision for income taxes	37.5	42.0

Net income	$73.3	$83.8

Net income per common share	$.69	$.79
Net income per common share, assuming dilution	$.69	$.78

Net income as a percent of net sales	4.2%	5.0%

Percent change in:
Net income	(12.5)%	110.6%
Net income per common share	(12.7)	107.9
Net income per common share, assuming dilution	(11.5)	105.3

Provision for Income Taxes
The effective tax rate was approximately 34% for second quarter ended July 2, 2011 and approximately 33% for the same period in 2010. The effective tax rate for the second quarter of 2011 included an expense of $2.9 million from discrete events, primarily for tax return true-ups and accruals related to tax contingencies. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE SECOND QUARTER
Pressure-sensitive Materials Segment

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net sales including intersegment sales	$1,028.6	$962.5
Less intersegment sales	(44.1)	(38.6)

Net sales	$984.5	$923.9
Operating income (1)	89.2	87.5

(1) Included a net gain on legal settlement in 2010, and restructuring costs in both years	$3.8	$1.5

Net Sales
Sales in our Pressure-sensitive Materials segment increased 7% in the second quarter of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $58 million). On an organic basis, sales were unchanged, as the benefit of pricing actions offset volume declines.
On an organic basis, sales in our Label and Packaging Materials business in the second quarter of 2011 were flat compared to the same period last year, as volume declines were offset by pricing actions.
On an organic basis, sales in our Graphics and Reflective Solutions business in the second quarter of 2011 increased at a mid single-digit rate compared to the same period last year, due to increased volume and the benefit of pricing actions.
Operating Income
Operating income in the second quarter of 2011 increased slightly compared to the prior year, as raw material inflation, lower volume, and higher restructuring costs were more than offset by the benefits of pricing actions, productivity initiatives, lower employee-related costs including incentive compensation, and the favorable impact of foreign currency translation.

Avery Dennison Corporation
Retail Branding and Information Solutions Segment

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net sales including intersegment sales	$396.7	$412.4
Less intersegment sales	(.3)	(.5)

Net sales	$396.4	$411.9
Operating income (1)	26.9	35.6

(1) Included restructuring costs and lease cancellation reversal in 2011, and asset impairment charges in both years	$2.3	$.6

Net Sales
Sales in our Retail Branding and Information Solutions segment decreased 4% in the second quarter of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $10 million). On an organic basis, sales declined 6% in the second quarter of 2011, reflecting lower demand from retailers and brands in the U.S. and Europe due to caution about consumer spending in the back-to-school and holiday seasons following retail price increases.
Operating Income
Operating income in the second quarter of 2011 decreased compared to the prior year, reflecting lower volume, raw material inflation, and higher restructuring costs, partially offset by lower employee-related costs including incentive compensation and savings from restructuring actions.
Office and Consumer Products Segment

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net sales including intersegment sales	$204.3	$209.1
Less intersegment sales	(.2)	(.2)

Net sales	$204.1	$208.9
Operating income (1)	21.6	31.5

(1) Included restructuring costs in 2011 and a loss from curtailment and settlement of a foreign pension obligation in 2010	$.6	$1.8

Net Sales
Sales in our Office and Consumer Products segment decreased 2% in the second quarter of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $6 million). On an organic basis, sales declined 5% in the second quarter of 2011 due primarily to continued weak end-market demand.
Operating Income
Operating income in the second quarter of 2011 decreased compared to the prior year, reflecting lower volume and raw material inflation, partially offset by the savings from productivity initiatives and the impact of a loss from curtailment and settlement of a foreign pension obligation recognized in the prior year.
Other specialty converting businesses

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net sales including intersegment sales	$150.7	$144.5
Less intersegment sales	(10.0)	(9.1)

Net sales	$140.7	$135.4
Operating income (1)	5.0	4.2

(1) Included restructuring costs in 2011	$.6	$—

Net Sales

Avery Dennison Corporation
Sales in our other specialty converting businesses increased 4% in the second quarter of 2011 compared to the same period last year, largely due to the favorable impact of foreign currency translation (approximately $5 million). On an organic basis, sales remained unchanged, as the benefit of pricing actions offset volume declines.
Operating Income
Operating income in the second quarter of 2011 increased compared to the prior year, as the benefit of pricing actions and favorable product mix more than offset raw material inflation and lower volume.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
Income Before Taxes

	Six Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net sales	$3,385.0	$3,234.8
Cost of products sold	2,459.7	2,303.6

Gross profit	925.3	931.2
Marketing, general and administrative expense	694.5	679.0
Interest expense	35.6	38.6
Other expense, net	17.0	10.9

Income before taxes	$178.2	$202.7

As a Percent of Net Sales:
Gross profit margin	27.3%	28.8%
Marketing, general and administrative expense	20.5	21.0
Income before taxes	5.3	6.3

Sales
Sales increased 5% in the first six months of 2011 compared to the same period last year, due the favorable impact of foreign currency translation (approximately $82 million) and an increase in sales on an organic basis.
On an organic basis, sales grew 2% in the first six months of 2011, primarily reflecting the benefit of pricing actions in the Pressure-sensitive Materials segment, partially offset by volume declines in the Office and Consumer Products segment.
Refer to “Results of Operations by Segment for the Six Months Year-to-Date” for information by reportable segment.
Gross Profit Margin
Gross profit margin for the first six months of 2011 declined compared to the same period last year, as raw material inflation, the unfavorable impact of currency translation, lower volume, and increased employee-related costs, net of decreased incentive compensation, more than offset the benefits of pricing actions and productivity initiatives.
Marketing, General and Administrative Expense
The increase in marketing, general and administrative expense in the first six months of 2011 compared to the same period last year primarily reflected higher investments in growth and infrastructure, and the unfavorable impact of foreign currency translation. These increases were partially offset by lower employee-related costs including incentive compensation.
Other Expense, net

	Six Months Ended
(In millions)	July 2, 2011	July 3, 2010

Restructuring costs	$9.6	$6.6
Other items	7.4	4.3

Other expense, net	$17.0	$10.9

In the first six months of 2011, “Other expense, net” consisted of charges for severance and related costs resulting in the reduction in headcount of approximately 355 positions in all segments and geographic regions and other items. Other items included certain legal and consulting costs, asset impairment charges, a gain on legal settlement, and lease cancellation costs.

Avery Dennison Corporation
In the first six months of 2010, “Other expense, net” consisted of charges for severance and related costs resulting in the reduction in headcount of approximately 280 positions in all segments and geographic regions and other items. Other items included a loss from curtailment and settlement of a foreign pension obligation, a loss from debt extinguishment, net legal settlement costs, asset impairment charges and a gain on sale of investment. For more information regarding the debt extinguishment, refer to “Financial Condition” in this report.
Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share)	July 2, 2011	July 3, 2010

Income before taxes	$178.2	$202.7
Provision for income taxes	60.1	64.2

Net income	$118.1	$138.5

Net income per common share	$1.12	$1.31
Net income per common share, assuming dilution	$1.11	$1.30

Net income as a percent of net sales	3.5%	4.3%

Percent change in:
Net income	(14.7)%	116.1%
Net income per common share	(14.5)	115.6
Net income per common share, assuming dilution	(14.6)	115.5

Provision for Income Taxes
The effective tax rate for the first six months of 2011 was approximately 34% and approximately 32% for the same period in 2010. The effective tax rate for the first six months of 2011 included an expense of $6.2 million from discrete events, primarily for tax return true-ups and accruals related to tax contingencies. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS BY SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Pressure-sensitive Materials Segment

	Six Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net sales including intersegment sales	$2,060.1	$1,901.1
Less intersegment sales	(88.6)	(80.0)

Net sales	$1,971.5	$1,821.1
Operating income (1)	175.4	175.3

(1) Included a net gain on legal settlement in 2010, and restructuring and asset impairment charges in both years	$7.2	$3.4

Net Sales
Sales in our Pressure-sensitive Materials segment increased 8% in the first six months of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $60 million). On an organic basis, sales grew 5% in the first six months of 2011, driven primarily by the benefit of pricing actions.
On an organic basis, sales in our Label and Packaging Materials business in the first six months of 2011 increased at a mid single-digit rate compared to the same period last year, reflecting growth in Asia Pacific, Europe, and North America.
On an organic basis, sales in our Graphics and Reflective Solutions business increased at a mid single-digit rate, due to increased volume and the benefit of pricing actions.
Operating Income
Operating income in the first six months of 2011 was flat compared to the same period last year, as the benefit of pricing actions, higher volume, lower employee-related costs including incentive compensation, and the favorable impact of foreign currency translation offset the impact of raw material inflation, higher investments in growth and infrastructure, and higher restructuring and asset impairment charges.

Avery Dennison Corporation
Retail Branding and Information Solutions Segment

	Six Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net sales including intersegment sales	$772.2	$757.9
Less intersegment sales	(.7)	(1.2)

Net sales	$771.5	$756.7
Operating income (1)	39.0	35.1

(1) Included a gain on legal settlement and lease cancellation reversal in 2011, legal settlement costs in 2010, and restructuring and asset impairment charges in both years	$2.5	$4.0

Net Sales
Sales in our Retail Branding and Information Solutions segment increased 2% in the first six months of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $11 million). On an organic basis, sales grew 1% in the first six months of 2011, reflecting a level of demand from retailers and brands in the U.S. and Europe comparable to the prior year.
Operating Income
Operating income in the first six months of 2011 increased compared to the same period last year, reflecting benefits from restructuring and productivity initiatives, lower employee-related costs including incentive compensation, and a gain on legal settlements (compared to expense in the same period last year), partially offset by raw material inflation and higher investments in growth and infrastructure.
Office and Consumer Products Segment

	Six Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net sales including intersegment sales	$360.9	$389.2
Less intersegment sales	(.4)	(.4)

Net sales	$360.5	$388.8
Operating income (1)	22.8	50.9

(1) Included lease cancellation costs in 2011, a loss on curtailment and settlement of a foreign pension obligation in 2010, and restructuring costs in both years	$1.0	$2.5

Net Sales
Sales in our Office and Consumer Products segment decreased 7% in the first six months of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $6 million). On an organic basis, sales declined 9% in the first six months of 2011 due primarily to continued weak end-market demand and prior year’s distribution losses with one customer.
Operating Income
Operating income in the first six months of 2011 decreased compared to the same period last year, reflecting lower volume, raw material inflation, and increased investment in new products and demand creation, partially offset by the benefit of productivity initiatives and the impact of a loss on curtailment and settlement of a foreign pension obligation recognized in the prior year.
Other specialty converting businesses

	Six Months Ended
(In millions)	July 2, 2011	July 3, 2010

Net sales including intersegment sales	$303.7	$283.1
Less intersegment sales	(22.2)	(14.9)

Net sales	$281.5	$268.2
Operating income (1)	4.2	7.0

(1) Included asset impairment charges in 2011 and restructuring costs in both years	$1.2	$.3

Net Sales
Sales in our other specialty converting businesses increased 5% in the first six months of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $5 million). On an organic basis, sales grew 3% in the

Avery Dennison Corporation
first six months of 2011, primarily reflecting increased demand for products for automotive applications.
Operating Income
Operating income in the first six months of 2011 decreased compared to the same period last year, reflecting raw material inflation, the impact of expenses related to the uninsured portion of a warehouse fire in Brazil, and higher investments in growth and infrastructure, partially offset by the benefit of pricing actions and savings from restructuring and productivity initiatives.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Cash Flow from Operating Activities for the First Six Months:

(In millions)	2011	2010

Net income	$118.1	$138.5
Depreciation and amortization	123.3	121.6
Provision for doubtful accounts	7.4	13.6
Asset impairment and net loss on sale and disposal of assets	8.5	1.1
Loss from debt extinguishment	—	1.2
Stock-based compensation	20.7	16.2
Other non-cash items, net	21.5	21.5
Changes in assets and liabilities and other adjustments	(394.7)	(170.6)

Net cash (used in) provided by operating activities	$(95.2)	$143.1

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).
During the first six months of 2011, cash flow from operating activities reflected the amount and timing of inventory purchases and payments; payments of 2010 employee bonuses and customer trade rebates; the timing of collections of accounts receivable; and contributions to our pension plans.
During the first six months of 2010, cash flow from operating activities reflected the timing of inventory purchases and related payments. These factors were partially offset by the timing of collections of accounts receivable, higher inventory purchases to support the increase in sales, and payments of severance and other accrued costs related to various restructuring actions, as well as payments of 2009 employee bonuses and customer trade rebates.
Cash Flow from Investing Activities for the First Six Months:

(In millions)	2011	2010

Purchase of property, plant and equipment, net	$(53.1)	$(27.4)
Purchase of software and other deferred charges	(16.1)	(10.4)
(Purchase) proceeds from sale of investments, net	(.7)	.4

Net cash used in investing activities	$(69.9)	$(37.4)

Capital and Software Spending
During the first six months of 2011 and 2010, we invested in various small capital projects company wide. Information technology projects during the first six months of 2011 and 2010 included customer service and standardization initiatives.
Cash Flow from Financing Activities for the First Six Months:

(In millions)	2011	2010

Net change in borrowings and payments of debt	$229.7	$(42.3)
Dividends paid	(53.4)	(44.5)
Purchase of treasury stock	(13.5)	—
Proceeds from exercise of stock options, net	3.0	1.6
Other	(5.4)	(8.8)

Net cash provided by (used in) financing activities	$160.4	$(94.0)

Borrowings and Repayment of Debt
During the first six months of 2011, we increased our commercial paper and foreign short-term borrowings to support operational requirements, which also included contributions to our pension plans.
Dividend Payments

Avery Dennison Corporation
Our dividend per share was $.50 in the first six months of 2011, a 25% increase from our dividend of $.40 per share for the same period in the prior year.
Share Repurchases
In December 2010, we executed the repurchase of approximately .3 million shares for $13.5 million, which settled in January 2011.
On January 27, 2011, the Board of Directors authorized the repurchase of an additional five million shares of our stock. As of July 2, 2011, approximately 6 million shares were available for repurchase under this and prior Board of Directors’ authorizations.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the first six months of 2011, goodwill increased approximately $21 million to $962 million, which primarily reflected the impact of foreign currency translation.
In the first six months of 2011, other intangibles resulting from business acquisitions, net, decreased approximately $13 million to $215.5 million, which reflected amortization expense ($17 million), partially offset by the impact of foreign currency translation ($4 million).
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
In the first six months of 2011, other assets increased approximately $9 million to $458 million, which primarily reflected an increase in the cash surrender value of corporate-owned life insurance ($13 million) and purchase of software and other deferred charges ($16 million). These increases were partially offset by amortization expense of software and other deferred charges ($20 million).
Other Shareholders’ Equity Accounts
Our shareholders’ equity was $1.80 billion at July 2, 2011 compared to $1.65 billion at January 1, 2011. The increase in our shareholders’ equity was primarily due to the impact of foreign currency translation, an increase in net income and a decrease in the value of the employee stock benefit trust (“ESBT”), partially offset by dividend payments and an increase of our treasury stock from share repurchase activity. See “Dividend Payments” and “Share Repurchases” above for more information.
The value of the ESBT decreased by approximately $36 million in the first six months of 2011 to $36.7 million, reflecting the use of shares to settle exercises of stock options and releases of restricted stock units (“RSUs”) ($17 million), the funding of our Company matching contributions to the U.S. defined contribution plan ($15 million), and a decrease in the market value of shares held in the ESBT ($4 million). Subsequent to the quarter ended July 2, 2011, we terminated the ESBT upon the utilization of the remaining balance of shares held therein. We now expect to use shares of our common stock held in treasury for these employee-related expenses.
Impact of Foreign Currency Translation for the First Six Months:

(In millions)	2011	2010

Change in net sales	$82	$83
Change in net income	5	—

International operations generated approximately 69% of our net sales during the first six months of 2011. Our future results are subject to changes in political and economic conditions in the regions in which we conduct business and the impact of fluctuations in foreign currency exchange and interest rates.
The effect of currency translation on sales in the first six months of 2011, compared to the first six months of 2010, primarily reflected a favorable impact from sales denominated in euros, as well as sales in the currencies of Australia, China and Brazil.
Impact of Foreign Currency Transactions
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
Operational Working Capital Ratio
Working capital (current assets minus current liabilities), as a percent of annualized net sales, increased in the first six months of 2011 primarily due to increases in inventories and net trade accounts receivable, partially offset by increases in short-term and current portion of long-term debt, as well as annualized net sales.
Operational working capital, as a percent of annualized net sales, is an operating performance measure and is reconciled with working capital below. We use this non-GAAP financial measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (that affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount and timing, and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Non-GAAP Financial Measures.” Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio to maximize cash flow and return on investment.
Operational Working Capital for the First Six Months:

(In millions)	2011	2010

(A) Working capital (current assets minus current liabilities)	$270.1	$80.9
Reconciling items:
Cash and cash equivalents	(125.4)	(148.9)
Current deferred and refundable income taxes and other current assets	(317.2)	(226.3)
Short-term and current portion of long-term debt	611.8	526.7
Current deferred and payable income taxes and other current liabilities	569.4	617.0

(B) Operational working capital	$1,008.7	$849.4

(C) Annualized net sales (year-to-date sales, multiplied by 2)	$6,770.0	$6,469.6

Working capital, as a percent of annualized net sales (A) ÷ (C)	4.0%	1.3%

Operational working capital, as a percent of annualized net sales (B) ÷ (C)	14.9%	13.1%

As a percent of annualized sales, operational working capital for the first six months of 2011 increased compared to the same period in the prior year. The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.
Accounts Receivable Ratio
The average number of days sales outstanding was 59 days in the first six months of 2011 compared to 57 days in the first six months of 2010, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months of 2011 and 2010, respectively. The increase from prior year in the average number of days sales outstanding primarily reflected timing of collections.
Inventory Ratio
Average inventory turnover was 7.7 in the first six months of 2011 compared to 8.5 in the first six months of 2010, calculated using the annualized cost of sales (cost of sales for the first six months multiplied by two) divided by the inventory balance at quarter end. The decrease from prior year in the average inventory turnover reflected higher average inventory levels due to the timing of inventory purchases.
Accounts Payable Ratio
The average number of days payable outstanding was 59 days in the first six months of 2011 compared to 58 days in the first six months of 2010, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months of 2011 and 2010, respectively. The increase from prior year in the average number of days payable outstanding reflected the amount and timing of inventory purchases and timing of payments to vendors.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At July 2, 2011, we had cash and

Avery Dennison Corporation
cash equivalents of approximately $125 million held in accounts at third-party financial institutions.
Our $1 billion revolving credit facility, which supports our commercial paper programs, matures in 2012. No balances were outstanding under this facility as of July 2, 2011. Based upon our current outlook for our business and market conditions, we believe that this facility, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, will be able to provide the liquidity to fund our operations during the year.
We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.
Capital from Debt
Our total debt increased by approximately $.23 billion in the first six months of 2011 to $1.57 billion, compared to $1.34 billion at year end 2010, reflecting an increase in commercial paper and foreign short-term borrowings to support operational requirements, which included contributions to our pension plans.
Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings. A downgrade of our short-term credit ratings below our current levels could impact our ability to access the commercial paper markets. If our access to commercial paper markets were to become limited, our revolving credit facility and other credit facilities would be available to meet our short-term funding requirements, if necessary. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team. We remain committed to retaining an investment grade rating.
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Refer to Note 14, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.
RECENT ACCOUNTING REQUIREMENTS
Refer to Note 16, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

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

     Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 14, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not Applicable
(b)	Not Applicable
(c)	Purchases of Equity Securities by Issuer
On February 2, 2011, the Company announced that the Board of Directors authorized the repurchase of up to 5 million additional shares of the Company’s outstanding common stock on January 27, 2011. Additionally, approximately 1 million remaining shares are available for repurchase under an authorization by the Board of Directors on October 26, 2006, which was announced by the Company on that date. The balance of shares available for repurchase under these authorizations as of July 2, 2011 was approximately 6 million.
Repurchased shares may be reissued under the Company’s stock option and incentive plan or used for other corporate purposes.
The Company did not repurchase any registered equity securities in the second quarter of 2011.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certification of Incorporation is incorporated by reference to the current report on Form 8-K, filed April 29, 2011

Exhibit 3.2	Amended and Restated By-laws are incorporated by reference to the current report on Form 8-K, filed April 29, 2011

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Extension Schema Document*

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as may be expressly set forth by specific reference in such filings.

Avery Dennison Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION (Registrant)
/s/ Mitchell R. Butier
Mitchell R. Butier
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lori J. Bondar
Lori J. Bondar
Vice President and Controller, and Chief Accounting Officer (Principal Accounting Officer) August 8, 2011