Form 10-Q
period 2011-10-01
Avery Dennison Corp
filed 2011-11-08
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011.

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

☒ Large accelerated filer        ☐ Accelerated filer        ☐ Non-accelerated filer         ☐ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of $1 par value common stock outstanding as of October 29, 2011: 106,197,128

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2011 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011 and subsequent Quarterly Reports on Form 10-Q, and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; the financial condition and inventory strategies of customers; changes in customer order patterns; worldwide and local economic conditions; fluctuations in cost and availability of raw materials; ability of the Company to generate sustained productivity improvement; ability of the Company to achieve and sustain targeted cost reductions; impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; changes in tax laws and regulations; outcome of tax audits; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; integration of acquisitions and execution of divestitures; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; ability of the Company to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; changes in political conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

The Company believes that the most significant risk factors that could affect its financial performance in the near-term include (1) economic conditions on underlying demand for the Company’s products; (2) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume; (3) competitors’ actions, including pricing, expansion in key markets, and product offerings; and (4) changes in tax laws, regulations, and uncertainties associated with interpretations of such laws and regulations.

The Company’s forward-looking statements represent judgments only on the dates such statements were made. By making these forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)	October 1, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$119.7	$127.5
Trade accounts receivable, less allowances of $49.2 and $51.4 at October 1, 2011 and January 1, 2011, respectively	1,074.5	996.1
Inventories, net	571.2	519.9
Current deferred and refundable income taxes	147.0	144.7
Other current assets	124.5	163.7

Total current assets	2,036.9	1,951.9
Property, plant and equipment	3,149.7	3,186.2
Accumulated depreciation	(1,972.4)	(1,923.3)

Property, plant and equipment, net	1,177.3	1,262.9
Goodwill	933.5	940.8
Other intangibles resulting from business acquisitions, net	203.6	228.9
Non-current deferred income taxes	252.4	266.0
Other assets	456.8	448.9

	$5,060.5	$5,099.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$433.2	$381.0
Accounts payable	719.9	748.2
Current deferred and payable income taxes	65.8	53.2
Other current liabilities	523.3	649.4

Total current liabilities	1,742.2	1,831.8
Long-term debt	954.5	956.2
Long-term retirement benefits and other liabilities	489.3	541.1
Non-current deferred and payable income taxes	125.4	124.6
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at October 1, 2011 and January 1, 2011; issued – 124,126,624 shares at October 1, 2011 and January 1, 2011; outstanding – 106,106,664 shares and 105,391,940 shares at October 1, 2011 and January 1, 2011, respectively	124.1	124.1
Capital in excess of par value	769.9	768.0
Retained earnings	1,815.8	1,727.9
Employee stock benefit trust, 1,784,741 shares at January 1, 2011	–	(73.2)
Treasury stock at cost, 18,004,960 shares and 16,934,943 shares at October 1, 2011 and January 1, 2011, respectively	(796.7)	(758.2)
Accumulated other comprehensive loss	(164.0)	(142.9)

Total shareholders’ equity	1,749.1	1,645.7

	$5,060.5	$5,099.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$1,699.6	$1,640.8	$5,084.6	$4,875.6
Cost of products sold	1,263.9	1,187.8	3,723.6	3,491.4

Gross profit	435.7	453.0	1,361.0	1,384.2
Marketing, general and administrative expense	326.4	346.4	1,020.9	1,025.4
Interest expense	17.9	19.1	53.5	57.7
Other expense, net	20.5	10.5	37.5	21.4

Income before taxes	70.9	77.0	249.1	279.7
Provision for income taxes	21.1	12.8	81.2	77.0

Net income	$49.8	$64.2	$167.9	$202.7

Per share amounts:
Net income per common share	$.47	$.61	$1.59	$1.92

Net income per common share, assuming dilution	$.47	$.60	$1.57	$1.90

Dividends	$.25	$.20	$.75	$.60

Average shares outstanding:
Common shares	106.0	105.8	105.7	105.6
Common shares, assuming dilution	106.6	107.1	106.7	106.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010

Operating Activities
Net income	$167.9	$202.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	126.8	132.4
Amortization	57.9	55.5
Provision for doubtful accounts	12.7	15.2
Asset impairment and net loss (gain) on sale and disposal of assets	9.4	(.5)
Loss from debt extinguishment	–	1.2
Stock-based compensation	29.9	25.9
Other non-cash expense and loss	33.2	33.5
Other non-cash income and gain	(1.9)	(.5)
Changes in assets and liabilities and other adjustments	(315.9)	(181.8)

Net cash provided by operating activities	120.0	283.6

Investing Activities
Purchase of property, plant and equipment, net	(76.1)	(50.1)
Purchase of software and other deferred charges	(19.1)	(17.1)
(Purchase) proceeds from sale of investments, net	(1.0)	.2
Other	5.0	–

Net cash used in investing activities	(91.2)	(67.0)

Financing Activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	57.1	(35.7)
Additional borrowings (maturities longer than 90 days)	–	249.8
Payments of debt (maturities longer than 90 days)	(1.3)	(340.7)
Dividends paid	(80.0)	(66.5)
Purchase of treasury stock	(13.5)	–
Proceeds from exercise of stock options, net	3.9	2.1
Other	(5.7)	(7.3)

Net cash used in financing activities	(39.5)	(198.3)

Effect of foreign currency translation on cash balances	2.9	1.4

(Decrease) increase in cash and cash equivalents	(7.8)	19.7
Cash and cash equivalents, beginning of year	127.5	138.1

Cash and cash equivalents, end of period	$119.7	$157.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of the interim results of Avery Dennison Corporation (the “Company”). The unaudited condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s audited consolidated financial statements and notes thereto in its 2010 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q.

During the first quarter of 2011, the Company changed the names of certain of its segments and businesses. The Company’s Retail Information Services segment was changed to Retail Branding and Information Solutions. Within the Company’s Pressure-sensitive Materials segment, the names of the Roll Materials business and Graphics and Reflective Products business were changed to Label and Packaging Materials and Graphics and Reflective Solutions, respectively.

The third quarters of 2011 and 2010 consisted of thirteen-week periods ending October 1, 2011 and October 2, 2010, respectively. The interim results of operations are not necessarily indicative of future financial results.

Note 2. Inventories

Inventories, net, consisted of:

(In millions)	October 1, 2011	January 1, 2011
Raw materials	$257.8	$243.3
Work-in-progress	148.2	130.5
Finished goods	226.8	205.3

Inventories at lower of FIFO cost or market (approximates replacement cost)	632.8	579.1
Inventory reserves	(61.6)	(59.2)

Inventories, net	$571.2	$519.9

Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill from operations for 2011, by reportable segment and other businesses, were as follows:

(In millions)	Pressure- sensitive Materials	Retail Branding and Information Solutions	Office and Consumer Products	Other specialty converting businesses	Total
Goodwill	$346.0	$1,243.2	$168.1	$3.5	$1,760.8
Accumulated impairment losses	–	(820.0)	–	–	(820.0)

Balance as of January 1, 2011	346.0	423.2	168.1	3.5	940.8
Acquisition adjustments	–	(.4)	–	–	(.4)
Translation adjustments	(4.5)	(2.4)	–	–	(6.9)

Balance as of October 1, 2011	341.5	420.4	168.1	3.5	933.5

Goodwill	341.5	1,240.4	168.1	3.5	1,753.5
Accumulated impairment losses	–	(820.0)	–	–	(820.0)

Balance as of October 1, 2011	$ 341.5	$ 420.4	$ 168.1	$ 3.5	$ 933.5

Indefinite-lived Intangible Assets

The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trade names and trademarks, was $18 million at October 1, 2011 and January 1, 2011.

Avery Dennison Corporation

Finite-lived Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at October 1, 2011 and January 1, 2011, which continue to be amortized:

	October 1, 2011			January 1, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$ 291.7	$ 139.1	$ 152.6	$ 291.9	$ 119.2	$ 172.7
Patents and other acquired technology	53.6	31.7	21.9	53.6	28.1	25.5
Trade names and trademarks	45.0	38.5	6.5	44.8	38.0	6.8
Other intangibles	14.4	9.8	4.6	14.4	8.5	5.9

Total	$ 404.7	$ 219.1	$ 185.6	$ 404.7	$ 193.8	$ 210.9

Amortization expense for finite-lived intangible assets resulting from business acquisitions was $8.5 million and $25.3 million for the three and nine months ended October 1, 2011, respectively, and $8.3 million and $24.6 million for the three and nine months ended October 2, 2010, respectively.

The estimated amortization expense for finite-lived intangible assets resulting from business acquisitions for the remainder of the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense
Remainder of 2011	$ 8.0
2012	33.0
2013	31.4
2014	27.7
2015	24.2

Note 4. Debt

The fair value of the Company’s debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit rating, and remaining maturities. The fair value of the Company’s total debt, including short-term borrowings, was $1.44 billion at October 1, 2011 and $1.40 billion at January 1, 2011. Fair value amounts were primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

As of October 1, 2011, the Company was in compliance with its financial covenants.

Note 5. Pension and Other Postretirement Benefits

The following table sets forth the components of net periodic benefit cost for the periods shown:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.0	$6.3	$2.3	$.2	$8.8	$17.8	$7.1
Interest cost	10.1	6.9	9.9	5.9	30.2	20.3	30.1	18.3
Expected return on plan assets	(11.7)	(6.5)	(11.9)	(6.2)	(34.3)	(18.9)	(36.3)	(19.3)
Recognized net actuarial loss	2.3	1.0	6.1	.6	6.3	3.0	15.2	1.8
Amortization of prior service cost	.1	.2	.2	.1	.3	.4	.6	.3
Amortization of transition asset	–	(.1)	–	(.2)	–	(.4)	–	(.4)
Recognized loss on curtailment and settlement of obligation	–	–	2.4	–	–	–	2.4	1.9

Net periodic benefit cost	$.9	$4.5	$13.0	$2.5	$2.7	$13.2	$29.8	$9.7

Avery Dennison Corporation

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$.3	$.4	$1.2	$1.1
Interest cost	.4	.5	1.4	1.5
Recognized net actuarial loss	.4	.2	1.3	1.2
Amortization of prior service cost	(.5)	(.5)	(1.5)	(1.5)

Net periodic benefit cost	$.6	$.6	$2.4	$2.3

The Company contributed $37.6 million and $2.4 million to its U.S. pension plans during the nine months ended October 1, 2011 and October 2, 2010, respectively. During the remainder of 2011, the Company expects to contribute approximately $10 million to its U.S. pension plans. The Company contributed $1.6 million and $2.7 million to its U.S. postretirement health benefit plan during the nine months ended October 1, 2011 and October 2, 2010, respectively. During the remainder of 2011, the Company expects to contribute approximately $1 million to its U.S. postretirement health benefit plan.

The Company contributed approximately $17 million and $19 million to its international pension plans during the nine months ended October 1, 2011 and October 2, 2010, respectively. During the remainder of 2011, the Company expects to contribute approximately $4 million to its international pension plans.

The Company recognized expense of $6.5 million and $22 million for the three and nine months ended October 1, 2011, respectively, and $2.8 million and $9.1 million for the three and nine months ended October 2, 2010, respectively, related to its match of participant contributions to its U.S. defined contribution plan. These contributions were funded using shares of the Company’s common stock held in the Company’s Employee Stock Benefit Trust (“ESBT”) prior to the ESBT’s termination. The ESBT terminated on July 21, 2011 as a result of the utilization of the remaining shares held therein, and thereafter, the Company began funding these contributions using shares of the Company’s common stock held in treasury.

Subsequent to the third quarter of 2011, the Company made certain changes to its U.S. postretirement health benefit plan. As a result of these changes, retiree medical premiums for eligible participants who retire after December 31, 2013 will no longer be subsidized by the Company. In addition, beginning January 1, 2012, retiree medical premiums for eligible participants who retired on or after January 1, 2007 will be based on the claims expense of the retiree group, resulting in a higher premium rate for retirees and lower claims expense for the Company.

Note 6. Research and Development

Research and development expense for the three and nine months ended October 1, 2011 was $26.4 million and $77.3 million, respectively. For the three and nine months ended October 2, 2010, research and development expense was $23.4 million and $69.7 million, respectively. Research and development expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 7. Stock-Based Compensation

Net income included stock-based compensation expense related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock of $9.2 million and $29.9 million for the three and nine months ended October 1, 2011, respectively, and $9.8 million and $25.9 million for the three and nine months ended October 2, 2010, respectively. Total stock-based compensation expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

In February and April 2011, the Company granted its annual stock-based compensation awards to eligible employees and directors, respectively. Awards granted to retirement-eligible employees vest in full upon retirement; as such, awards to these employees are treated as though the awards were fully vested as of the date of grant. Compensation expense related to awards granted to retirement-eligible employees of $4.5 million and $.6 million was recognized and included in stock-based compensation expense during the nine months ended October 1, 2011 and October 2, 2010, respectively.

As of October 1, 2011, the Company had approximately $63 million of unrecognized compensation cost related to unvested stock options, PUs, RSUs and restricted stock. This unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service period of approximately two years for stock options and RSUs, and one year for restricted stock and PUs.

Avery Dennison Corporation

Through the second quarter of 2011, exercises of stock options and releases of RSUs and PUs were settled using shares of the Company’s common stock held in the ESBT. After the ESBT terminated, the Company began using shares of the Company’s common stock held in treasury to settle awards under the Company’s stock option and incentive plans.

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

2011

During the first nine months of 2011, the Company implemented restructuring actions and recorded charges of $28.5 million, which consisted of $24.3 million of severance and related costs and $4.2 million of asset impairment and lease cancellation charges. These actions are expected to result in the reduction of approximately 700 positions across all segments and geographic regions. As of October 1, 2011, approximately 65 of these employees remained with the Company and are expected to leave by the first quarter of 2012.

Accruals and payments for severance and related costs and charges for asset impairments and lease cancellations, by reportable segment and other businesses during the periods presented, were as follows:

(In millions)	Pressure– sensitive Materials	Retail Branding and Information Solutions	Office and Consumer Products	Other specialty converting businesses	Total
Severance and related costs accrued during the periods ended:
April 2, 2011	$1.9	$.6	$(.3)	$.3	$2.5
July 2, 2011	3.8	2.1	.7	.5	7.1
October 1, 2011	4.5	9.3	.4	.5	14.7

Total expense accrued during 2011	10.2	12.0	.8	1.3	24.3
2011 settlements	(5.2)	(5.1)	–	(.7)	(11.0)

Balance at October 1, 2011	$5.0	$6.9	$.8	$.6	$13.3

Asset impairment and lease cancellation charges for the nine months ended:
October 1, 2011	$1.8	$1.3	$.6	$.5	$4.2

2010

In 2010, the Company continued its cost reduction program initiated in late 2008 and implemented additional restructuring actions, resulting in the reduction of approximately 1,040 positions, impairment of certain assets, and lease cancellations. At October 1, 2011, approximately 10 employees impacted by these actions remained with the Company and are expected to leave in 2011. In 2010, charges related to these actions totaled $19 million, including severance and related costs of $15.3 million, and asset impairment and lease cancellation charges of $3.7 million.

Avery Dennison Corporation

Accruals and payments for severance and related costs and charges for asset impairments and lease cancellations, by reportable segment and other businesses during the periods presented, were as follows:

(In millions)	Pressure– sensitive Materials	Retail Branding and Information Solutions	Office and Consumer Products	Other specialty converting businesses	Total
Severance and related costs accrued during the periods ended:
April 3, 2010	$1.5	$2.2	$.7	$.3	$4.7
July 3, 2010	2.0	–	(.1)	–	1.9
October 2, 2010	.1	.9	4.5	.3	5.8
January 1, 2011	.9	(.4)	.2	2.2	2.9

Total expense accrued during 2010	4.5	2.7	5.3	2.8	15.3
2010 settlements	(3.9)	(1.9)	(.5)	(.6)	(6.9)
2011 settlements	(.6)	(.8)	(4.3)	(2.0)	(7.7)

Balance at October 1, 2011	$–	$–	$.5	$.2	$.7

Asset impairment and lease cancellation charges for the year ended:
January 1, 2011	$1.4	$1.3	$.9	$.1	$3.7

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

As of October 1, 2011, the aggregate U.S. dollar equivalent notional value of the Company’s outstanding commodity contracts and foreign exchange contracts was $10.6 million and $1.17 billion, respectively.

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

The following table provides the balances and locations of derivatives as of October 1, 2011:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$5.7	Other current liabilities	$7.2
Commodity contracts	Other current assets	–	Other current liabilities	2.1

		$5.7		$9.3

The following table provides the balances and locations of derivatives as of January 1, 2011:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$16.8	Other current liabilities	$7.9
Commodity contracts	Other current assets	.1	Other current liabilities	2.4

		$16.9		$10.3

Avery Dennison Corporation

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings, resulting in no material net impact to income.

The following table provides the components of the gain (loss) recognized in income related to fair value hedge contracts. The corresponding gains or losses on the underlying hedged items approximated the net gain (loss) on these fair value hedge contracts.

		Three Months Ended		Nine Months Ended
(In millions)	Location of Gain (Loss) in Income	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Foreign exchange contracts	Cost of products sold	$(.1)	$ (.2)	$ .7	$ (2.1)
Foreign exchange contracts	Marketing, general and administrative expense	(11.8)	.2	(13.8)	33.5

		$(11.9)	$ –	$ (13.1)	$ 31.4

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Foreign exchange contracts	$ .8	$ (.5)	$ .4	$ (3.8)
Commodity contracts	(1.1)	(1.4)	(1.7)	(3.9)
Interest rate contract	–	–	–	(0.3)

	$ (.3)	$ (1.9)	$ (1.3)	$ (8.0)

Amounts reclassified from “Accumulated other comprehensive loss” (effective portion) related to cash flow hedge contracts were as follows:

		Three Months Ended		Nine Months Ended
(In millions)	Location of Loss in Income	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Foreign exchange contracts	Cost of products sold	$ .1	$ (1.2)	$ (.5)	$ (2.1)
Commodity contracts	Cost of products sold	(.4)	(.8)	(1.9)	(3.5)
Interest rate contracts	Interest expense	(1.2)	(1.1)	(3.1)	(2.9)

		$ (1.5)	$ (3.1)	$ (5.5)	$ (8.5)

As of October 1, 2011, a net loss of approximately $6 million is expected to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months. See Note 12, “Comprehensive (Loss) Income,” for more information.

Foreign Currency

Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency) decreased net income by $2.2 million and $5.7 million for the three and nine months ended October 1, 2011, respectively, and $2.3 million and $5.3 million for the three and nine months ended October 2, 2010, respectively. These amounts exclude the effects from translation of foreign currencies on the Company’s unaudited Condensed Consolidated Financial Statements.

During the three and nine months ended October 1, 2011 and October 2, 2010, no translation gains or losses for hyperinflationary economies were recognized in net income since the Company had no operations in hyperinflationary economies.

Avery Dennison Corporation

Note 10. Taxes Based on Income

The following table summarizes the Company’s income before taxes, provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Income before taxes	$70.9	$77.0	$249.1	$279.7
Provision for income taxes	21.1	12.8	81.2	77.0

Effective tax rate	30%	17%	33%	28%

The increase in the effective tax rate for the three and nine months ended October 1, 2011 was primarily related to lower net benefits from releases and accruals of certain tax reserves and the impact of unfavorable changes in the geographic mix of the Company’s income. The effective tax rate for the three and nine months ended October 1, 2011 included net benefits from the discrete events of releases and accruals of certain tax reserves, which were partially offset by accruals for other discrete items. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% due to the Company’s operations in jurisdictions outside the U.S. where statutory tax rates are generally lower. Additional deferred taxes are not provided for most foreign earnings because the Company currently plans to indefinitely reinvest these amounts.

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

It is reasonably possible that during the next 12 months the Company may realize a decrease in its gross uncertain tax positions by approximately $23 million, primarily as the result of making cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $7 million relating to gross uncertain tax positions could be made within the next 12 months.

Tax authorities in a foreign jurisdiction offered to settle certain tax matters relating to the 2002 through 2005 tax years for approximately $25 million. The Company is currently evaluating its options regarding this matter. However, due to the technical merits of its position, the Company has not recorded a reserve for uncertain tax positions related to this matter.

Note 11. Net Income Per Share

Net income per common share was computed as follows:

		Three Months Ended		Nine Months Ended
(In millions, except per share amounts)		October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
(A)	Net income available to common shareholders	$49.8	$64.2	$167.9	$202.7

(B)	Weighted-average number of common shares outstanding	106.0	105.8	105.7	105.6
	Dilutive shares (additional common shares issuable under employee stock-based awards)	.6	1.3	1.0	1.1

(C)	Weighted-average number of common shares outstanding, assuming dilution	106.6	107.1	106.7	106.7

Net income per common share (A) ÷ (B)		$.47	$.61	$1.59	$1.92

Net income per common share, assuming dilution (A) ÷ (C)		$.47	$.60	$1.57	$1.90

Certain employee stock-based awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock-based awards excluded from the computation totaled approximately 12 million shares and 11 million shares for the three and nine months ended October 1, 2011, respectively, and approximately 10 million shares for each of the three and nine months ended October 2, 2010.

Avery Dennison Corporation

Note 12. Comprehensive (Loss) Income

Comprehensive (loss) income includes net income, foreign currency translation adjustment, net actuarial loss, prior service cost and net transition assets, net of tax, and the gains or losses on the effective portion of cash flow and firm commitment hedges, net of tax, that are currently presented as a component of shareholders’ equity. The Company’s total comprehensive (loss) income was $(45.0) million and $146.8 million for the three and nine months ended October 1, 2011, respectively, and $130.6 million and $196.6 million for the three and nine months ended October 2, 2010, respectively.

The components of “Accumulated other comprehensive loss” (net of tax, with the exception of the foreign currency translation adjustment) in the unaudited Condensed Consolidated Balance Sheets were as follows:

(In millions)	October 1, 2011	January 1, 2011
Foreign currency translation adjustment	$153.8	$187.3
Net actuarial loss, prior service cost and net transition assets, less amortization	(313.0)	(321.2)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(4.8)	(9.0)

Accumulated other comprehensive loss	$(164.0)	$(142.9)

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, for the nine months ended October 1, 2011, were as follows:

(In millions)
Beginning accumulated derivative loss	$ (9.0)
Net loss reclassified to earnings	5.5
Net change in the revaluation of hedging transactions	(1.3)
Ending accumulated derivative loss	$ (4.8)

Note 13. Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of October 1, 2011:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$12.4	$12.4	$–	$–
Derivative assets	5.7	–	5.7	–

Liabilities:
Derivative liabilities	$9.3	$2.1	$7.2	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 1, 2011:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$12.2	$12.2	$–	$–
Derivative assets	16.9	.1	16.8	–

Liabilities:
Derivative liabilities	$10.3	$2.4	$7.9	$–

Avery Dennison Corporation

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

Non-recurring Fair Value Measurements

Long-lived assets with carrying amounts totaling $4.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $3.1 million for the nine months ended October 1, 2011, which was included in “Other expense, net” in the unaudited Consolidated Statements of Income. Of the $1.3 million, $1.1 million was primarily based on Level 2 inputs and $.2 million was primarily based on Level 3 inputs.

Long-lived assets with carrying amounts totaling $2.4 million were written down to their fair values of $1.9 million, resulting in an impairment charge of $.5 million for the nine months ended October 2, 2010, which was included in “Other expense, net” in the unaudited Consolidated Statement of Income. Fair value amounts were primarily based on Level 2 inputs.

Note 14. Commitments and Contingencies

Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of the Company’s business. Based upon current information, management believes that the impact of the resolution of these other matters is not, individually or in the aggregate, material to the Company’s financial position, or is not reasonably estimable.

Environmental

As of October 1, 2011, the Company had been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The activity for the nine months ended October 1, 2011 related to environmental liabilities was as follows:

(In millions)
Balance at January 1, 2011	$ 46.3
Accruals	.2
Payments	(4.2)
Balance at October 1, 2011	$ 42.3

As of October 1, 2011, approximately $11 million of the total environmental liabilities balance was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

These estimated liabilities could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors.

Other

Avery Dennison Corporation

On September 9, 2005, the Company completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the headquarters and research center of its Label and Packaging Materials division. The facility consists generally of land, buildings, equipment and office furnishings. The Company leases the facility under an operating lease arrangement, which contains a residual value guarantee of $31.9 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $12.3 million (collectively, the “Guarantee”). At the end of the lease term, the Company has an option to either purchase or remarket the facility at an amount equivalent to the value of the Guarantee. During the second quarter of 2011, the Company estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term. The carrying amount of the shortfall was approximately $3 million at October 1, 2011 and included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.

The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. These advances are guaranteed by the Company. At October 1, 2011, the Company had guaranteed approximately $14 million.

As of October 1, 2011, the Company guaranteed up to approximately $17 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $472 million of certain subsidiaries’ lines of credit with various financial institutions.

Note 15. Segment Information

Financial information, by reportable segment and other businesses, is set forth below.

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales to unaffiliated customers:
Pressure-sensitive Materials	$ 976.4	$ 896.7	$2,947.9	$2,717.8
Retail Branding and Information Solutions	360.5	378.7	1,132.0	1,135.4
Office and Consumer Products	219.7	229.7	580.2	618.5
Other specialty converting businesses	143.0	135.7	424.5	403.9
Net sales to unaffiliated customers	$1,699.6	$1,640.8	$5,084.6	$4,875.6
Intersegment sales:
Pressure-sensitive Materials	$ 40.7	$ 37.9	$ 129.3	$ 117.9
Retail Branding and Information Solutions	.7	.5	1.4	1.7
Office and Consumer Products	.1	.3	.5	.7
Other specialty converting businesses	8.9	7.5	31.1	22.4
Intersegment sales	$ 50.4	$ 46.2	$ 162.3	$ 142.7
Income before taxes:
Pressure-sensitive Materials	$ 80.8	$ 72.2	$ 256.2	$ 247.5
Retail Branding and Information Solutions	3.5	11.4	42.5	46.5
Office and Consumer Products	20.8	20.4	43.6	71.3
Other specialty converting businesses	(.1)	2.5	4.1	9.5
Corporate expense	(16.2)	(10.4)	(43.8)	(37.4)
Interest expense	(17.9)	(19.1)	(53.5)	(57.7)
Income before taxes	$ 70.9	$ 77.0	$ 249.1	$ 279.7
Other expense, net:
Pressure-sensitive Materials	$ 5.3	$ 2.3	$ 12.5	$ 5.7
Retail Branding and Information Solutions	9.2	1.8	11.7	5.8
Office and Consumer Products	.4	5.8	1.4	8.3
Other specialty converting businesses	.6	.6	1.8	.9
Corporate	5.0	–	10.1	.7
Other expense, net	$ 20.5	$ 10.5	$ 37.5	$ 21.4

Avery Dennison Corporation

“Other expense, net” is presented below:

	Three Months Ended				Nine Months Ended
(In millions)	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Restructuring costs	$ 14.7		$ 5.8		$ 24.3		$ 12.4
Other items	5.8	(1)	4.7	(2)	13.2	(3)	9.0	(4)
Other expense, net	$ 20.5		$ 10.5		$ 37.5		$ 21.4

(1)	Other items included certain legal and consulting costs, legal settlement costs, and lease cancellation costs.

(2)	Other items included a loss from curtailment of a domestic pension obligation, asset impairment charges, and lease cancellation costs.

(3)	Other items included certain legal and consulting costs, asset impairment charges, a net gain on legal settlements, and lease cancellation costs.

(4)

Other items included a loss from curtailment and settlement of pension obligations, asset impairment charges, a loss from debt extinguishment, lease cancellation costs, net legal settlement costs, and a gain on sale of investment.

Note 16. Recent Accounting Requirements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance that simplifies goodwill impairment testing by allowing a qualitative review to assess whether a quantitative impairment analysis is necessary as a first step to the testing. Under this guidance, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that reporting unit is less than its book value. If a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that is provided under generally accepted accounting principles in the United States of America, or GAAP, must be completed; otherwise, goodwill is deemed not to be impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the reporting unit). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

In June 2011, the FASB issued a final standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two, consecutive statements of net income and other comprehensive income. Under both alternatives, an entity is required to present each component of net income and other comprehensive income, their respective totals, and totals for comprehensive income. This standard eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

In May 2011, the FASB amended fair value measurement and disclosure guidance. The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements for Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

Avery Dennison Corporation

Note 17. Assets Held for Sale

Subsequent to the third quarter ending October 1, 2011, the Company entered into an agreement to sell certain assets from its performance films business. In connection with the sale, which closed on October 28, 2011, the Company received proceeds of $21 million. As of October 1, 2011, these assets were classified as assets held for sale in the unaudited Consolidated Balance Sheets with carrying values as follows:

(In millions)	Balance Sheet Location	Carrying Value
Inventories, net	Other current assets	$ 1.2
Intangible assets	Other assets	.1
Equipment	Other assets	13.9
		$ 15.2

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

Non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period. By excluding certain accounting effects, both positive and negative, from certain of our GAAP financial measures, we believe that we are providing meaningful supplemental information to facilitate an understanding of our core or underlying operating results, liquidity and cash flows. These non-GAAP financial measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period. While some of the items we exclude from GAAP financial measures may recur, they tend to be disparate in amount, frequency, and timing.

We use the following non-GAAP financial measures in this report:

•

Organic sales growth (decline) refers to the change in sales excluding the estimated impact of currency translation and, where applicable, the extra week in fiscal year 2009. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to remove the effect of foreign currency fluctuations.

•

Free cash flow refers to cash flow from operations, less net payments for property, plant, and equipment, software and other deferred charges, plus net proceeds from sale (purchase) of investments. Free cash flow excludes mandatory debt service requirements and other uses of cash that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases and acquisitions, etc.).

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

Sales

Our sales increased 4% in each of the third quarter and first nine months of 2011, compared to the same periods last year.

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Estimated change in sales due to:
Organic sales (decline) growth	(2)%	8%	1%	10%
Extra week in fiscal year 2009	–	–	–	(1)
Foreign currency translation	5	(2)	4	1
Reported sales growth (1)	4%	6%	4%	10%
(1)	Totals may not sum due to rounding.

Net Income

Net income decreased approximately $14 million and $35 million in the third quarter and first nine months of 2011, respectively, compared to the same periods last year.

Factors affecting changes in net income in the first nine months of 2011 compared to the same period last year included:

Positive factors:

•	Pricing actions
•	Cost savings from productivity initiatives, including savings from restructuring actions
•	Lower employee-related costs, including incentive compensation
•	Favorable impact of foreign currency translation

Negative factors:

•	Raw material inflation
•	Lower volume
•	Higher restructuring and asset impairment charges related to cost reduction actions, and other items
•	Higher investments in growth and infrastructure, net of lower advertising costs

Cost Reduction Actions

2011 Actions

In the first nine months of 2011, we recorded approximately $29 million in charges, consisting of severance and related costs for the reduction of approximately 700 positions, asset impairment charges, and lease cancellation costs. For the full year 2011, we expect to incur approximately $45 million in total charges ($42 million of which represents cash charges) related to these actions. We anticipate approximately $55 million in annualized savings from these actions to be realized by early 2013, one-fourth of which is expected to be realized in 2011.

Q3 2010 – Q4 2010 Actions

In the second half of 2010, we recorded approximately $10 million in charges, consisting of severance and related costs for the reduction of approximately 725 positions, asset impairment charges, and lease cancellation costs. We anticipate approximately $12 million in annualized savings from these restructuring actions to be realized by the end of 2012.

Q4 2008 – Q2 2010 Program

Avery Dennison Corporation

In the fourth quarter of 2008, we initiated a restructuring program that generated approximately $180 million in annualized savings. We realized actual savings, net of transition costs, of approximately $75 million in 2009 and an incremental $72 million in 2010. We expect the remainder of the savings to be realized in 2011.

We recorded approximately $150 million in charges ($105 million of which represents cash charges) related to this restructuring program, consisting of severance and related costs, asset impairment charges, and lease cancellation costs. Of the total charges, approximately $12 million was recorded in 2008, $129 million was recorded in 2009, and $9 million was recorded in 2010. Severance and related costs were related to approximately 4,350 positions. We do not expect to incur any further charges related to this program.

Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.

Effective Rate of Taxes on Income

Our effective tax rate was approximately 33% for the nine months ended October 1, 2011 and approximately 28% for the nine months ended October 2, 2010. Our effective tax rate for the first nine months of 2011 included a net benefit from the discrete events of releases and accruals of certain tax reserves, which were partially offset by accruals for other discrete items. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Free Cash Flow

We use free cash flow as a measure of funds available for uses of cash that do not directly or immediately support our underlying businesses, such as dividends, debt reductions, acquisitions, and share repurchases. We believe that this non-GAAP financial measure provides meaningful supplemental information to our investors to assist them in their financial analysis of the Company.

	Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net cash provided by operating activities	$120.0	$283.6
Purchase of property, plant and equipment, net	(76.1)	(50.1)
Purchase of software and other deferred charges	(19.1)	(17.1)
(Purchase) proceeds from sale of investments, net (1)	(1.0)	.2
Free cash flow	$23.8	$216.6
(1)	Net (purchase) proceeds from sales of investments related to net purchases/sales of securities held by our captive insurance company, and sales of other investments in 2010.

Free cash flow in the first nine months of 2011 reflected payments of 2010 employee bonuses, the timing of collection of trade accounts receivable, net spending on property, plant, and equipment, the amount and timing of inventory purchases and payments, contributions to our pension plans, as well as payments of customer trade rebates. In addition, free cash flow reflected a benefit from the timing of collection of value-added tax receivables. See “Analysis of Results of Operations” and “Liquidity” below for more information.

2011 Outlook

Certain factors that we believe may contribute to results for 2011 compared to results for 2010 are listed below.

We expect sales to be approximately flat on an organic basis and earnings to decrease in 2011, the extent to which is subject, but not limited to, the impact of economic conditions on underlying demand for our products, and the degree to which higher costs, principally due to raw material inflation, can be offset with productivity measures and/or price increases.

We expect aggregate contributions to our pension plans (both domestic and international) of approximately $70 million in 2011.

Subsequent to the third quarter of 2011, we made certain changes to our U.S. postretirement health benefit plan. In connection with these changes,we estimate a decrease in our accumulated postretirement benefit obligation of approximately $35 million, with a corresponding decrease to accumulated other comprehensive loss, in the fourth quarter of 2011. Refer to Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information.

We anticipate 2011 interest expense to be slightly lower than 2010. Our assumptions on interest expense are subject to changes in market rates through the remainder of the year.

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

We anticipate increased operating expense from investments in marketing, research and development, and infrastructure.

Avery Dennison Corporation

We anticipate our capital and software expenditures to be approximately $145 million.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

Income Before Taxes

	Three Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net sales	$1,699.6	$1,640.8
Cost of products sold	1,263.9	1,187.8
Gross profit	435.7	453.0
Marketing, general and administrative expense	326.4	346.4
Interest expense	17.9	19.1
Other expense, net	20.5	10.5
Income before taxes	$70.9	$77.0

As a Percent of Net Sales:
Gross profit margin	25.6%	27.6%
Marketing, general and administrative expense	19.2	21.1
Income before taxes	4.2	4.7

Net Sales

Sales increased 4% in the third quarter of 2011 compared to the same period last year, due to the favorable impact of foreign currency translation (approximately $88 million), partially offset by a decline in sales on an organic basis.

On an organic basis, sales declined 2% in the third quarter of 2011, primarily reflecting lower volumes across all segments and most regions, driven primarily by lower market demand. Volume declines were partially offset by the impact of changes in pricing.

Refer to “Results of Operations by Segment for the Third Quarter” for information by reportable segment and other businesses.

Gross Profit Margin

Gross profit margin for the third quarter of 2011 declined compared to the same period last year, as the impact of raw material inflation and lower volume more than offset the benefits of pricing actions and productivity initiatives.

Marketing, General and Administrative Expense

The decrease in marketing, general and administrative expense in the third quarter of 2011 compared to the same period last year primarily reflected lower employee-related costs driven by decreased incentive compensation, lower spending on growth and infrastructure, and savings from restructuring and productivity initiatives, partially offset by the unfavorable impact of foreign currency translation.

Other Expense, net

	Three Months Ended
(In millions)	October 1, 2011	October 2, 2010
Restructuring costs	$14.7	$5.8
Other items	5.8	4.7
Other expense, net	$20.5	$10.5

In the third quarter of 2011, “Other expense, net” consisted of charges for severance and related costs resulting in the reduction in headcount of approximately 350 positions across all segments and geographic regions, and other items. Other items included certain legal and consulting costs, legal settlement costs, and lease cancellation costs.

In the third quarter of 2010, “Other expense, net” consisted of charges for severance and related costs due to the reduction in headcount of approximately 620 positions, primarily in the Office and Consumer Products and Retail Branding and Information Solutions segments, and other items. Other items included asset impairment charges, lease cancellation costs, and a loss from curtailment of a domestic pension obligation.

Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	October 1, 2011	October 2, 2010
Income before taxes	$70.9	$77.0
Provision for income taxes	21.1	12.8
Net income	$49.8	$64.2
Net income per common share	$.47	$.61
Net income per common share, assuming dilution	$.47	$.60

Net income as a percent of net sales	2.9%	3.9%

Percent change (as compared to the same period in the prior year) in:
Net income	(22.4)%	2.7%
Net income per common share	(23.0)	(3.4)
Net income per common share, assuming dilution	(21.7)	(1.7)

Provision for Income Taxes

Our effective tax rate was approximately 30% for third quarter ended October 1, 2011 and approximately 17% for the same period in 2010. Our effective tax rate for the third quarter of 2011 included a net benefit from the discrete events of releases and accruals of certain tax reserves, which were partially offset by accruals for other discrete items. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY SEGMENT FOR THE THIRD QUARTER

Pressure-sensitive Materials Segment

	Three Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net sales including intersegment sales	$1,017.1	$934.6
Less intersegment sales	(40.7)	(37.9)
Net sales	$976.4	$896.7
Operating income (1)	80.8	72.2

(1) Included lease cancellation and legal settlement costs in 2011, a loss on curtailment of a domestic pension obligation and asset impairment charges in 2010, and restructuring costs in both years	$5.3	$2.3

Net Sales

Sales in our Pressure-sensitive Materials segment increased 9% in the third quarter of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $66 million). On an organic basis, sales grew 2%, as volume declines were more than offset by the benefit of pricing actions.

On an organic basis, sales in our Label and Packaging Materials business in the third quarter of 2011 grew at a low single-digit rate compared to the same period last year, reflecting growth in Asia Pacific and North America. Volume declines were more than offset by the benefit of pricing actions.

On an organic basis, sales in our Graphics and Reflective Solutions business in the third quarter of 2011 were flat compared to the same period last year, as the benefit of pricing actions offset volume declines.

Operating Income

Operating income in the third quarter of 2011 increased compared to the prior year, as raw material inflation, lower volume, and higher restructuring costs were more than offset by the benefits of pricing actions, productivity initiatives, lower employee-related costs including incentive compensation, and the favorable impact of foreign currency translation.

Retail Branding and Information Solutions Segment

Avery Dennison Corporation

	Three Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net sales including intersegment sales	$361.2	$379.2
Less intersegment sales	(.7)	(.5)
Net sales	$360.5	$378.7
Operating income (1)	3.5	11.4

(1) Included a loss on curtailment of a domestic pension obligation and asset impairment charges in 2010, and restructuring costs in both years	$9.2	$1.8

Net Sales

Sales in our Retail Branding and Information Solutions segment decreased 5% in the third quarter of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $10 million). On an organic basis, sales declined 7% in the third quarter of 2011, reflecting lower demand from retailers and brands in the U.S. and Europe.

Operating Income

Operating income in the third quarter of 2011 decreased compared to the prior year, reflecting lower volume and higher restructuring costs, partially offset by savings from productivity initiatives and lower employee-related costs including incentive compensation.

Office and Consumer Products Segment

	Three Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net sales including intersegment sales	$219.8	$230.0
Less intersegment sales	(.1)	(.3)
Net sales	$219.7	$229.7
Operating income (1)	20.8	20.4

(1) Included lease cancellation costs and a loss on curtailment of a domestic pension obligation in 2010, and restructuring costs in both years	$.4	$5.8

Net Sales

Sales in our Office and Consumer Products segment decreased 4% in the third quarter of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $6 million). On an organic basis, sales declined 7% in the third quarter of 2011 due primarily to continued weak end-market demand.

Operating Income

Operating income in the third quarter of 2011 was flat compared to the prior year, as lower volume, raw material inflation, and increased investment in new products were offset by savings from productivity initiatives, lower restructuring costs, and lower advertising costs.

Other specialty converting businesses

	Three Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net sales including intersegment sales	$151.9	$143.2
Less intersegment sales	(8.9)	(7.5)
Net sales	$143.0	$135.7
Operating (loss) income (1)	(.1)	2.5

(1) Included a loss on curtailment of a domestic pension obligation in 2010, and restructuring costs and asset impairment charges in both years	$.6	$.6

Net Sales

Sales in our other specialty converting businesses increased 5% in the third quarter of 2011 compared to the same period last year, largely due to the favorable impact of foreign currency translation (approximately $6 million). On an organic basis, sales increased 1%, as the benefit of pricing actions more than offset volume declines.

Avery Dennison Corporation

Operating (Loss) Income

Operating loss in the third quarter of 2011 reflected raw material inflation and lower volume, partially offset by the benefits of pricing actions and productivity initiatives.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

Income Before Taxes

	Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net sales	$5,084.6	$4,875.6
Cost of products sold	3,723.6	3,491.4
Gross profit	1,361.0	1,384.2
Marketing, general and administrative expense	1,020.9	1,025.4
Interest expense	53.5	57.7
Other expense, net	37.5	21.4
Income before taxes	$249.1	$279.7
As a Percent of Net Sales:
Gross profit margin	26.8%	28.4%
Marketing, general and administrative expense	20.1	21.0
Income before taxes	4.9	5.7

Sales

Sales increased 4% in the first nine months of 2011 compared to the same period last year, due to the favorable impact of foreign currency translation (approximately $171 million) and an increase in sales on an organic basis.

On an organic basis, sales grew 1% in the first nine months of 2011, primarily reflecting the benefit of pricing actions in the Pressure-sensitive Materials segment, partially offset by volume declines in the Office and Consumer Products and Retail Branding and Information Solutions segments.

Refer to “Results of Operations by Segment for the Nine Months Year-to-Date” for information by reportable segment.

Gross Profit Margin

Gross profit margin for the first nine months of 2011 declined compared to the same period last year, as raw material inflation, lower volume, and increased employee-related costs, net of decreased incentive compensation, more than offset the benefits of pricing actions, restructuring and productivity initiatives, and the favorable impact of foreign currency translation.

Marketing, General and Administrative Expense

The decrease in marketing, general and administrative expense in the first nine months of 2011 compared to the same period last year primarily reflected lower employee-related costs driven by decreased incentive compensation and savings from restructuring and productivity initiatives, partially offset by the unfavorable impact of foreign currency translation and higher investments in growth and infrastructure.

Other Expense, net

	Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010
Restructuring costs	$24.3	$12.4
Other items	13.2	9.0
Other expense, net	$37.5	$21.4

In the first nine months of 2011, “Other expense, net” consisted of charges for severance and related costs resulting in the reduction in headcount of approximately 700 positions across all segments and geographic regions, and other items. Other items included certain legal and consulting costs, asset impairment charges, a net gain on legal settlements, and lease cancellation costs.

In the first nine months of 2010, “Other expense, net” consisted of charges for severance and related costs resulting in the reduction in headcount of approximately 280 positions across all segments and geographic regions, and other items. Other items included a loss

Avery Dennison Corporation

from curtailment and settlement of pension obligations, a loss from debt extinguishment, net legal settlement costs, asset impairment charges and a gain on sale of investment. For more information regarding the debt extinguishment, refer to “Financial Condition” in this report.

Refer to Note 8, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share)	October 1, 2011	October 2, 2010
Income before taxes	$249.1	$279.7
Provision for income taxes	81.2	77.0
Net income	$167.9	$202.7
Net income per common share	$1.59	$1.92
Net income per common share, assuming dilution	$1.57	$1.90

Net income as a percent of net sales	3.3%	4.2%

Percent change (as compared to the same period in the prior year) in:
Net income	(17.2)%	125.4%
Net income per common share	(17.2)	124.8
Net income per common share, assuming dilution	(17.4)	124.6

Provision for Income Taxes

Our effective tax rate for the first nine months of 2011 was approximately 33% and approximately 28% for the same period in 2010. Our effective tax rate for the first nine months of 2011 included a net benefit from the discrete events of releases and accruals of certain tax reserves, which were partially offset by accruals for other discrete items. Refer to Note 10, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Pressure-sensitive Materials Segment

	Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net sales including intersegment sales	$3,077.2	$2,835.7
Less intersegment sales	(129.3)	(117.9)
Net sales	$2,947.9	$2,717.8
Operating income (1)	256.2	247.5

(1) Included legal settlement and lease cancellation costs in 2011, a loss on curtailment of a domestic pension obligation and a net gain on legal settlement in 2010, and restructuring and asset impairment charges in both years	$12.5	$5.7

Net Sales

Sales in our Pressure-sensitive Materials segment increased 8% in the first nine months of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $126 million). On an organic basis, sales grew 4% in the first nine months of 2011, driven primarily by the benefit of pricing actions.

On an organic basis, sales in our Label and Packaging Materials business in the first nine months of 2011 increased at a mid single-digit rate compared to the same period last year, reflecting growth in Asia Pacific, Europe, and North America, driven primarily by the benefit of pricing actions.

On an organic basis, sales in our Graphics and Reflective Solutions business in the first nine months of 2011 increased at a mid single-digit rate, due to increased volume and the benefit of pricing actions.

Operating Income

Operating income in the first nine months of 2011 increased compared to the same period last year, as the benefit of pricing actions, savings from productivity initiatives, lower employee-related costs including incentive compensation, and the favorable impact of foreign currency translation was partially offset by the impact of raw material inflation, higher restructuring and asset impairment

Avery Dennison Corporation

charges, and higher investments in growth and infrastructure.

Retail Branding and Information Solutions Segment

	$133	$133
	Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net sales including intersegment sales	$1,133.4	$1,137.1
Less intersegment sales	(1.4)	(1.7)
Net sales	$1,132.0	$1,135.4
Operating income (1)	42.5	46.5

(1) Included a gain on legal settlements in 2011, legal settlement costs and a loss on curtailment of a domestic pension obligation in 2010, and restructuring and asset impairment charges in both years	$11.7	$5.8

Net Sales

Sales in our Retail Branding and Information Solutions segment remained flat in the first nine months of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $21 million). On an organic basis, sales declined 2% in the first nine months of 2011, reflecting lower demand from retailers and brands in the U.S. and Europe compared to the prior year.

Operating Income

Operating income in the first nine months of 2011 decreased compared to the same period last year, as the benefits from restructuring and productivity initiatives, lower employee-related costs including incentive compensation, and a gain on legal settlements (compared to expense in the same period last year) were more than offset by lower volume, higher restructuring and asset impairment charges, and higher investments in growth and infrastructure.

Office and Consumer Products Segment

	$580	$580
	Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net sales including intersegment sales	$580.7	$619.2
Less intersegment sales	(.5)	(.7)
Net sales	$580.2	$618.5
Operating income (1)	43.6	71.3

(1) Included a loss on curtailment and settlement of pension obligations in 2010, and restructuring and lease cancellation costs in both years	$1.4	$8.3

Net Sales

Sales in our Office and Consumer Products segment decreased 6% in the first nine months of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $13 million). On an organic basis, sales declined 8% in the first nine months of 2011 due primarily to continued weak end-market demand and prior year’s distribution losses with one customer.

Operating Income

Operating income in the first nine months of 2011 decreased compared to the same period last year, reflecting lower volume, raw material inflation, and increased investment in new products, partially offset by the benefit of productivity initiatives, lower advertising costs, lower restructuring costs, and the impact of a loss on curtailment and settlement of a foreign pension obligation recognized in the prior year.

Other specialty converting businesses

	$455	$455
	Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010
Net sales including intersegment sales	$455.6	$426.3
Less intersegment sales	(31.1)	(22.4)
Net sales	$424.5	$403.9
Operating income (1)	4.1	9.5

(1) Included a loss on curtailment of a domestic pension obligation in 2010, and restructuring costs and asset impairment charges in both years	$1.8	$.9

Avery Dennison Corporation

Net Sales

Sales in our other specialty converting businesses increased 5% in the first nine months of 2011 compared to the same period last year, including the favorable impact of foreign currency translation (approximately $11 million). On an organic basis, sales grew 2% in the first nine months of 2011, primarily reflecting the benefit of pricing actions.

Operating Income

Operating income in the first nine months of 2011 decreased compared to the same period last year, reflecting raw material inflation, the impact of expenses related to the uninsured portion of a warehouse fire in Brazil, and higher investments in growth and infrastructure, partially offset by the benefit of pricing actions and savings from restructuring and productivity initiatives.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities for the First Nine Months:

(In millions)	2011	2010
Net income	$167.9	$202.7
Depreciation and amortization	184.7	187.9
Provision for doubtful accounts	12.7	15.2
Asset impairment and net loss (gain) on sale and disposal of assets	9.4	(.5)
Loss from debt extinguishment	–	1.2
Stock-based compensation	29.9	25.9
Other non-cash items, net	31.3	33.0
Changes in assets and liabilities and other adjustments	(315.9)	(181.8)
Net cash provided by operating activities	$120.0	$283.6

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first nine months of 2011, cash flow from operating activities reflected payments of 2010 employee bonuses, the timing of collection of trade accounts receivable, the amount and timing of inventory purchases and payments, contributions to our pension plans, as well as payments of customer trade rebates. In addition, cash flow from operating activities reflected a benefit from the timing of collection of value-added tax receivables.

During the first nine months of 2010, cash flow from operating activities reflected the amount and timing of inventory purchases and improved collection efforts. These factors were more than offset by higher trade accounts receivable and inventory levels to support the increase in sales, and payments of severance and other accrued costs related to various restructuring actions, as well as payments of 2009 employee bonuses and customer trade rebates.

Cash Flow from Investing Activities for the First Nine Months:

(In millions)	2011	2010
Purchase of property, plant and equipment, net	$(76.1)	$(50.1)
Purchase of software and other deferred charges	(19.1)	(17.1)
(Purchase) proceeds from sale of investments, net	(1.0)	.2
Other	5.0	–
Net cash used in investing activities	$(91.2)	$(67.0)

Capital and Software Spending

During the first nine months of 2011 and 2010, we invested in various small capital projects company wide. Information technology projects during the first nine months of 2011 and 2010 included customer service and standardization initiatives.

Cash Flow from Financing Activities for the First Nine Months:

(In millions)	2011	2010
Net change in borrowings and payments of debt	$55.8	$(126.6)
Dividends paid	(80.0)	(66.5)
Purchase of treasury stock	(13.5)	–
Proceeds from exercise of stock options, net	3.9	2.1
Other	(5.7)	(7.3)
Net cash used in financing activities	$(39.5)	$(198.3)

Borrowings and Repayment of Debt

During the first nine months of 2011, we increased our commercial paper and foreign short-term borrowings to support operational requirements, which also included contributions to our pension plans.

Avery Dennison Corporation

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

Dividend Payments

Our dividend per share was $.75 in the first nine months of 2011, a 25% increase from our dividend of $.60 per share for the same period in the prior year.

Share Repurchases

In December 2010, we executed the repurchase of approximately .3 million shares for $13.5 million, which settled in January 2011.

On January 27, 2011, our Board of Directors authorized the repurchase of an additional five million shares of our stock. As of October 1, 2011, approximately 6 million shares were available for repurchase under this and prior Board authorizations.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the first nine months of 2011, goodwill decreased approximately $7 million to $934 million, which primarily reflected the impact of foreign currency translation.

In the first nine months of 2011, other intangibles resulting from business acquisitions, net, decreased approximately $25 million to $204 million, which primarily reflected amortization expense.

Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the first nine months of 2011, other assets increased approximately $8 million to $457 million, which primarily reflected purchase of software and other deferred charges ($19 million), a reclassification of held for sale assets from “Property, plant and equipment” to “Other assets” ($14 million), and an increase in the cash surrender value of corporate-owned life insurance ($7 million). These increases were partially offset by amortization expense of software and other deferred charges ($30 million). Refer to Note 17, “Assets Held for Sale,” to the unaudited Condensed Consolidated Financial Statements for more information.

Other Shareholders’ Equity Accounts

Our shareholders’ equity was $1.75 billion at October 1, 2011 compared to $1.65 billion at January 1, 2011. During the first nine months of 2011, the increase in our shareholders’ equity reflected net income and the full utilization of the remaining shares held in our Employee Stock Benefit Trust (“ESBT”). These increases were partially offset by dividend payments, an increase of our treasury stock (see below for more information), and the impact of foreign currency translation. See “Dividend Payments” and “Share Repurchases” above for more information.

We terminated the ESBT on July 21, 2011 upon the utilization of the remaining balance of shares held therein, and thereafter, began funding employee-related expenses using shares of our common stock held in treasury.

The value of the ESBT decreased by approximately $73 million in the first nine months of 2011, reflecting the full utilization of shares held therein to settle our employee benefit obligations ($31 million). These shares were included as “Treasury stock at cost” in the unaudited Condensed Consolidated Balance Sheets. The decrease was also attributable to the use of these shares to settle exercises of stock options and releases of restricted stock units ($18 million) and fund our match of participant contributions in our U.S. defined contribution plan ($16 million), as well as a decrease in the market value of shares held in the ESBT ($8 million).

The value of our treasury stock increased by approximately $39 million in the first nine months of 2011, reflecting shares from our ESBT to settle employee benefit obligations ($31 million) and share repurchase activity which settled in January 2011 ($14 million). These increases were partially offset by the use of treasury shares to settle exercises of stock options, releases of restricted stock units and fund our match of participant contributions in our U.S. defined contribution plan ($6 million). See “Share Repurchases” above for more information.

Avery Dennison Corporation

Impact of Foreign Currency Translation for the First Nine Months:

(In millions)	2011	2010
Change in net sales	$171	$48
Change in net income	10	(2)

International operations generated approximately 69% of our net sales during the first nine months of 2011. Our future results are subject to changes in political and economic conditions in the regions in which we conduct business and the impact of fluctuations in foreign currency exchange and interest rates.

The effect of currency translation on sales in the first nine months of 2011, compared to the first nine months of 2010, primarily reflected a favorable impact from sales denominated in euros, as well as sales in the currencies of Australia, China and Brazil.

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

Operational Working Capital Ratio

Working capital (current assets minus current liabilities), as a percent of annualized net sales, increased in the first nine months of 2011 primarily due to a decrease in accrued payroll and benefits and accounts payable, partially offset by a decrease in trade accounts receivable, net, and cash and cash equivalents.

Operational working capital, as a percent of annualized net sales, is reconciled with working capital below. We use this non-GAAP financial measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (that affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount and timing, and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Non-GAAP Financial Measures.” Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio to maximize cash flow and return on investment.

Operational Working Capital for the First Nine Months:

(In millions)	2011	2010
(A) Working capital (current assets minus current liabilities)	$294.7	$237.1
Reconciling items:
Cash and cash equivalents	(119.7)	(157.8)
Current deferred and refundable income taxes and other current assets	(271.5)	(316.7)
Short-term and current portion of long-term debt	433.2	443.5
Current deferred and payable income taxes and other current liabilities	589.1	686.5
(B) Operational working capital	$925.8	$892.6
(C) Annualized net sales (year-to-date sales divided by 3, multiplied by 4)	$6,779.5	$6,500.8
Working capital, as a percent of annualized net sales (A) ÷ (C)	4.4%	3.7%
Operational working capital, as a percent of annualized net sales (B) ÷ (C)	13.7%	13.7%

As a percent of annualized sales, operational working capital for the first nine months of 2011 remained flat compared to the same period in the prior year. The primary factors contributing to the operational working capital, as a percent of annualized net sales, which includes the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

Avery Dennison Corporation

The average number of days sales outstanding, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months of 2011 and 2010, respectively, was 59 days in the first nine months of 2011 compared to 58 days in the first nine months of 2010. The increase from prior year in the average number of days sales outstanding primarily reflected the timing of collections.

Inventory Ratio

Average inventory turnover, calculated using the annualized cost of sales (cost of sales for the first nine months divided by three and multiplied by four) divided by the inventory balance at quarter end, was 8.1 in the first nine months of 2011 compared to 8.4 in the first nine months of 2010. The decrease from prior year in the average inventory turnover reflected the timing of inventory purchases.

Accounts Payable Ratio

The average number of days payable outstanding, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months of 2011 and 2010, respectively, was 56 days in the first nine months of 2011 compared to 58 days in the first nine months of 2010. The decrease from prior year in the average number of days payable outstanding reflected the timing of payments to vendors.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At October 1, 2011, we had cash and cash equivalents of approximately $120 million held in accounts at third-party financial institutions.

Our $1 billion revolving credit facility, which supports our commercial paper programs, matures in 2012, and we intend to refinance this facility. No balances were outstanding under this facility as of October 1, 2011. Based upon our current outlook for our business and market conditions, we believe that this facility, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, will continue to be able to provide the liquidity to fund our operations during the year.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $50 million in the first nine months of 2011 to $1.39 billion, compared to $1.34 billion at year end 2010, reflecting an increase in commercial paper and foreign short-term borrowings to support operational requirements, which included contributions to our pension plans.

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

On February 2, 2011, the Company announced that the Board of Directors authorized the repurchase of up to 5 million additional shares of the Company’s outstanding common stock on January 27, 2011. Additionally, approximately 1 million remaining shares are available for repurchase under an authorization by the Board of Directors on October 26, 2006, which was announced by the Company on that date. The balance of shares available for repurchase under these authorizations as of October 1, 2011 was approximately 6 million.

Repurchased shares may be reissued under the Company’s stock option and incentive plan or used for other corporate purposes.

The Company did not repurchase any registered equity securities during the third quarter of 2011.

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

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended (“Exchange Act”), or otherwise

Avery Dennison Corporation

subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as may be expressly set forth by specific reference in such filings.

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

November 8, 2011