Form 10-K
period 2011-12-31
Avery Dennison Corp
filed 2012-02-27
CIK 8818

2011 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑              Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 2, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,117,015,886.

Number of shares of common stock, $1 par value, outstanding as of January 28, 2012: 106,411,913.

The following documents are incorporated by reference into the Parts of this report below indicated:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended December 31, 2011	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 26, 2012	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2011 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS.

Company Background

Avery Dennison Corporation (“Avery Dennison,” the “Company,” “Registrant,” or “Issuer,” and which may be referred to as “we” or “us”) was incorporated in Delaware in 1977 as Avery International Corporation, the successor corporation to a California corporation of the same name that had been incorporated in 1946. In 1990, we merged one of our subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became our wholly-owned subsidiary and in connection with which our name was changed to Avery Dennison Corporation. You can learn more about us by visiting our website at www.averydennison.com. Our website address provided in this Form 10-K is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference in this report.

Business Overview and Reporting Segments

Our businesses include the production of pressure-sensitive materials, and a variety of tickets, tags, labels other converted products, and office and consumer products. Some pressure-sensitive materials are sold to label printers and converters that “convert” the materials into labels and other products through embossing, printing, stamping and die-cutting. Some are sold by us in converted form as printable media, tapes and reflective sheeting. We also manufacture and sell a variety of office and consumer products, other converted products and items not involving pressure-sensitive components, such as binders, organizing systems, markers, fasteners and business forms, as well as tickets, tags, radio-frequency identification (“RFID”) inlays and labels, and imprinting equipment and related services for retailers and apparel manufacturers.

Our reportable segments in 2011 were:

•	Pressure-sensitive Materials; and

•	Retail Branding and Information Solutions.

In 2011, we entered into an agreement to sell our Office and Consumer Products business to 3M Company (“3M”) for gross cash proceeds of $550 million, subject to adjustment in accordance with the terms of the agreement. The transaction is subject to customary closing conditions and regulatory approvals. This business is reported as a discontinued operation in this Form 10-K.

In addition to our reporting segments, we have other specialty converting businesses comprised of several businesses that produce specialty tapes and highly engineered labels including RFID inlays and labels, and other converted products.

In 2011, the Pressure-sensitive Materials segment and Retail Branding and Information Solutions segment contributed approximately 66% and 25%, respectively, of our total sales.

In 2011, international operations constituted a substantial majority of our business, representing approximately 73% of our sales. As of December 31, 2011, we operated approximately 200 manufacturing and distribution facilities worldwide, employed over 30,000 persons, and conducted business in over 60 countries.

Pressure-sensitive Materials Segment

Our Pressure-sensitive Materials segment manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label and packaging materials, Avery®- and Avery Dennison®-brand graphics and graphic films, Avery Dennison®-brand reflective products, and performance polymers (largely used to manufacture pressure-sensitive materials). The business of this segment tends not to be seasonal, except for certain outdoor graphics and reflective products and operations in Western Europe. Pressure-sensitive materials consist primarily of papers, plastic films, metal foils and fabrics, which are coated with Company-developed and purchased adhesives, and then laminated with specially coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. These label and packaging materials are sold worldwide to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications in the home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits, and food market segments.

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

Because self-adhesive materials are easy to apply without the need for adhesive activation, the use of self-adhesive materials can provide cost savings compared with other materials that require heat- or moisture-activated adhesives. When used in package decoration applications, the visual appeal of self-adhesive materials often helps foster increased sales of the product on which the materials are applied. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials in nearly any size, shape and color.

Our graphics solutions consist of a variety of films and other products sold to the architectural, commercial sign, digital printing, and other related market segments. We also sell durable cast and reflective films to the construction, automotive, and fleet transportation market segments; scrim-reinforced vinyl material for banner sign applications; and reflective films for traffic and safety applications. Our graphics and reflective businesses are organized on a worldwide basis to serve the expanding commercial graphic arts market segment, including wide-format digital printing applications. We also manufacture and sell proprietary weather-resistant films that are used for outdoor applications.

Performance polymer products include a range of solvent- and emulsion-based acrylic polymer adhesives, protective coatings and other polymer additives for internal use, as well as for sale to other companies.

In this segment, our larger competitors for label and packaging materials are Raflatac, a subsidiary of UPM-Kymmene, and Morgan Adhesives, a division of Bemis Company, Inc. For graphics and reflective products, our largest competitor is 3M Company. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical knowledge, relative size and scale of operations, ability to serve our customers with a broad line of quality products and service programs, distribution and brand strength, and development and commercialization of new products are among the more significant factors in maintaining and further developing our competitive position.

Retail Branding and Information Solutions Segment

Our Retail Branding and Information Solutions segment designs, manufactures and sells a wide variety of brand identification and information management products for retailers, apparel manufacturers, distributors and industrial customers on a worldwide basis. The business of this segment tends to be seasonal, with higher volume generally in advance of the fall (back-to-school), spring, and holiday shipping periods.

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

In this segment, our competitors include SML Group and Checkpoint Systems. We believe that our ability to serve our customers consistently wherever they manufacture with comprehensive brand identification and information management solutions, and our global distribution network, reliable service, and product quality and consistency are the key advantages in maintaining and further developing our competitive position.

Other specialty converting businesses

Other specialty converting businesses include our performance tapes, designed and engineered solutions, and RFID businesses. These businesses manufacture and sell specialty tapes, highly engineered films, RFID inlays and labels, pressure-sensitive postage stamps and other converted products. These businesses are generally not seasonal, except for certain automotive products due to plant shutdowns by automotive manufacturers.

The performance tapes business manufactures and sells single- and double-coated tapes and adhesive transfer tapes for use in non-mechanical fastening, bonding and sealing systems in various industries. These tapes are sold to industrial and medical original equipment manufacturers, converters, and disposable diaper producers worldwide in roll form and are available in a wide range of face materials, sizes, thicknesses and adhesive properties.

Our designed and engineered solutions business manufactures custom pressure-sensitive labels and multi-layer film constructions for durable goods, electronics and consumer packaged goods. These products are sold primarily to original equipment manufacturers, tier suppliers and packaging converters. For the automotive market segment, the businesses manufacture custom pressure-sensitive and heat-seal labels, pressure-sensitive films and engineered fasteners, which are sold primarily to original equipment manufacturers and their suppliers. Businesses within our designed and engineered solutions division include our performance films business, which produces a variety of decorative and functional films designed for injection mold applications that are sold primarily to the automotive industry; our business media business, which designs and markets customized products for printing and information workflow applications; and our security printing business, which manufactures and sells self-adhesive battery labels to a battery manufacturer and self-adhesive stamps to the U.S. Postal Service. In addition, we sell specialty print-receptive films to the industrial label market segment and proprietary wood grain and other patterns of film laminates for housing exteriors.

Our RFID business manufactures RFID inlays and labels for use in the Retail Branding and Information Solutions segment and other end market segments.

We compete with a number of diverse businesses. Our largest competitor for this group of businesses is 3M in the performance tapes business. We believe that entry of competitors into these specialty converting businesses is limited by capital and technical requirements. We believe that our ability to serve our customers with quality, cost effective products and newly-developed and commercialized products are among the more significant factors in developing and maintaining our competitive position.

Office and Consumer Products

Our Office and Consumer Products business manufactures and sells a wide range of Avery®-branded printable media and other products. This business tends to be seasonal, with higher volume related to the back-to-school season. In 2011, we signed a definitive agreement with 3M under which 3M agreed to purchase the Office and Consumer Products business. The results of this business have been classified as discontinued operations in our Consolidated Statements of Operations.

This business’s sales are concentrated in a few major customers, primarily office products superstores, mass market distributors and wholesalers. The loss of one or more of these customers could have a material adverse effect on the business’s financial results. We manufacture and sell a wide range of Avery®-branded products for office, school and home uses, including printable media, such as copier, ink-jet and laser printer labels, related computer software, ink-jet and laser printer card and index products, and organization, filing and presentation products, such as binders, dividers and sheet protectors. We also offer a wide range of other stationery products, including writing instruments, markers, adhesives and specialty products under brand names such as Avery®, Marks-A-Lot® and HI-LITER®. The array of our product offerings varies by geographic market.

In this business, our larger competitors include 3M, Acco Brands Corporation, Esselte Corporation and manufacturers of private-label brands. We believe that the more significant factors in maintaining and further developing our competitive position include our brand strength, customer relationships, service excellence, large installed base of software that facilitates the use of many of our products, ability to serve our customers with a broad line of quality products, and development and commercialization of new products.

Segment Financial Information

Certain financial information on our reporting segments and other specialty converting businesses for the three years ended December 31, 2011 appears in Note 12, “Segment Information,” in the Notes to Consolidated Financial Statements contained in our 2011 Annual Report to Shareholders (our “2011 Annual Report”) and is incorporated herein by reference.

Foreign Operations

Certain financial information about our geographic areas for the three years ended December 31, 2011 appears in Note 12, “Segment Information,” in the Notes to Consolidated Financial Statements contained in our 2011 Annual Report and is incorporated herein by reference.

Research and Development

Many of our current products are the result of our research and development efforts. Our expenses for research, design and testing of new products and applications by our operating units and the Avery Research Center located in Pasadena, California and the Philip M. Neal Asia Pacific Research Center in Kunshan, China (the “Research Centers”) were $92.4 million in 2011, $85.6 million in 2010, and $78.9 million in 2009.

Our operating units’ research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with customers. The Research Centers support our operating units’ patent and product development work, and focuses on improving adhesives, materials and coating processes, as well as related product applications and ventures. These efforts often focus on projects relating to printing and coating technologies, as well as adhesive, release and ink chemistries.

Patents, Trademarks and Licenses

The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery, Fasson, Avery Dennison and our logo. We believe these trademarks are significant in the market segments in which our products compete.

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

We have developed adhesives and adhesive processing systems that minimize the use of solvents. Emulsion adhesives, hot-melt adhesives or solventless silicone systems have been installed in many of our facilities.

Based on current information, we do not believe that the cost of complying with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, consolidated financial position or results of operations.

For information regarding our potential responsibility for cleanup costs at certain hazardous waste sites, see “Legal Proceedings” (Part I, Item 3) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7).

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge in the “Investors” section of our website at www.averydennison.com as soon as reasonably practicable after electronic filing with or furnishing to the SEC. We make available on our website our (i) Amended and Restated Certificate of Incorporation, (ii) Amended and Restated Bylaws, (iii) Corporate Governance Guidelines, (iv) Code of Conduct, which applies to our directors, officers and employees, (v) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (vi) the charters of the Audit, Compensation and Executive Personnel, and Governance and Social Responsibility Committees of our Board of Directors, (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters, and (viii) Categorical Independence Standards. These materials are also available free of charge in print to stockholders who request them by writing to: Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103.

Item 1A.	RISK FACTORS.

Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to, the following:

The demand for our products is impacted by the effects of, and changes in, worldwide conditions, which could have a material adverse effect on our sales and profitability.

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

A decline in economic activity in the United States and other regions of the world can result in a material adverse effect on our business, including, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, significant volatility in securities prices, rating downgrades, and fluctuations in foreign currency exchange rates. The most recent declines in economic conditions in the United States, Europe, and Asia adversely affected our customers, suppliers and businesses similar to ours. These declines resulted in a variety of negative effects, including reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles. A decline in economic conditions, including the ongoing macroeconomic challenges in the United States and Europe and the debt crisis in certain countries in the European Union, could also have other material adverse effects on our business, results of operations, financial condition and cash flows. We are not able to predict the duration and severity of adverse economic conditions in the U.S. and other countries, and there can be no assurance that there will not be further declines in economic activity.

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or pass on costs of raw materials and labor. Raw material cost increases could adversely affect our business, results of operations and financial condition.

The pricing environment for raw materials used in a number of our businesses continues to be challenging and volatile. Additionally, energy costs remain volatile and unpredictable. Inflationary and other increases in the costs of raw materials, labor and energy have occurred in the past, recurred in 2010 and 2011, and are expected to recur. Our performance depends in part on our ability to pass on these cost increases to customers by raising the selling prices for our products and by effecting productivity improvements. Depending on market dynamics and the terms of customer contracts, our ability to recover these costs through increased pricing may be limited. Also, it is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. It is possible that any of our supplier relationships could be interrupted due to natural and other disasters or other events, or be terminated in the future. A disruption to our supply chain could adversely affect our sales and profitability, and any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business, results of operations and financial condition.

Our future profitability may be adversely affected if we generate less productivity improvement than projected.

We intend to continue efforts to reduce costs in many of our operations through facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation, by using a variety of tools, including Enterprise Lean Sigma and Kaizen events, to increase productivity. However, the success of these efforts is not assured and lower levels of productivity could reduce profitability. In addition, cost reduction actions could expose us to additional production risk and loss of sales.

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

In 2011, approximately 73% of our sales were from international operations. Fluctuations in currencies can cause transaction, translation and other losses to us, which could negatively impact our sales and profitability. Margins on sales of our products in foreign countries could be materially and adversely affected by foreign currency exchange rate fluctuations.

We monitor our foreign currency exposures and may from time to time, use hedging instruments to mitigate exposure to changes in foreign currencies. Hedging activities may only offset a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

Additionally, there are ongoing concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for a variety of individual countries. These concerns could lead individual countries to revert, or threaten to revert, to their former local currencies, which could lead to the dislocation or dissolution of the euro. If this were to occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued. Furthermore, the dislocation or dissolution of the euro could cause significant volatility and disruption in the global economy, which could adversely impact our financial results, including the availability and cost of supplies and materials, the demand and pricing strategy for our products given the introduction of additional currencies, and our ability to obtain financing at reasonable costs. Finally, if it were to become necessary for us to conduct business in additional currencies, we could be subject to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

We have acquired companies and may continue to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and personnel. In addition, divestures of any of our businesses or product lines could have a material adverse effect on our business, results of operations and financial condition.

To grow our product lines and expand into new markets, we have made acquisitions, including our acquisitions of Paxar Corporation in June 2007 and DM Label Group in April 2008, and may do so in the future. Various risks, uncertainties, and costs are associated with acquisitions. Effective integration of systems, controls, objectives, personnel, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve, and the results of integration actions are uncertain, particularly given our geographically dispersed organization. In addition, we may not be able to retain key personnel of an acquired company and we may not be able to successfully execute integration strategies or achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and those of the acquired company or companies may suffer due to uncertainty or diversion of management attention. There can be no assurance that any acquisitions will be successful and contribute to our profitability and we may not be able to identify new acquisition opportunities in the future.

We continually evaluate the performance of our businesses and may determine to sell a business or product line. Divestures may result in significant write-offs or impairments of assets, including goodwill and other intangible assets. Divestitures may involve additional risks, including separation of operations, products and personnel, diversion of management attention, disruption to our other businesses and loss of key employees. On December 30, 2011, we agreed to sell our Office and Consumer Products business to 3M Company. We may be unable to close the transaction in a timely manner, or at all, because of delays in carving-out the Office and Consumer Products business or failure to obtain regulatory approvals or satisfy other closing requirements, any of which could result in substantial additional costs or could unfavorably affect the ultimate value of the sale. In addition, we may be unable to realize any accounting or tax benefits from the transaction, which could unfavorably affect the ultimate value of the sale. The divestiture and provision of transition services may also disrupt our ongoing business, distract management, divert resources and create challenges in maintaining our current customer service levels, business standards, controls and procedures. We may not successfully manage these or other risks we may confront in divesting a business or product line, which could have a material adverse effect on our business, results of operations and financial condition.

Our customer base is diversified, but in certain portions of our business, industry concentration has increased the importance, and decreased the number, of significant customers.

Sales of our Office and Consumer Products business in the United States are concentrated in a few major customers, principally office product superstores, mass market distributors and wholesalers. The business risk associated with this concentration, including increased credit risks for these and other customers, and the possibility of related bad debt write-offs, could negatively affect our margins and profits.

Possible increased difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material effect on our results from operations and cash provided by operating activities.

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

Our future effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation. We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.

The amount of various taxes we pay is subject to ongoing compliance requirements and audits by federal, state and foreign tax authorities.

Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts, and circumstances existing at that time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may materially impact our effective tax rate and/or our financial results.

We have deferred tax assets that we may not be able to use under certain circumstances.

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate and would have a material adverse effect on our future operating results. In addition, changes in statutory tax rates may change our deferred tax asset or liability balances, with either favorable or unfavorable impact on our effective tax rate. The computation and assessment of realizability of our deferred tax assets may also be materially impacted by new legislation or regulations.

Proposed changes in U.S. tax legislation could materially impact our financial results.

Currently, the majority of our revenue is generated from customers located outside of the U.S., and a substantial portion of our assets and our employees are located outside of the U.S. We have not accrued income taxes and foreign withholding taxes on undistributed earnings for most non-U.S. subsidiaries, because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain proposals could substantially increase our tax expense, which would substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities.

For us to remain competitive, it is important to recruit and retain highly-skilled employees. We also utilize various outsourcing arrangements for certain services, and related delays, resource availability, or errors may lead to increased costs or disruption in our business.

There is significant competition to recruit and retain skilled employees. Due to expansion in certain markets and our ongoing productivity efforts and recent employee reductions, it may be difficult for us to recruit and retain sufficient numbers of highly-skilled employees.

We have outsourced certain services to third-party service providers, and may outsource other services in the future to achieve cost savings and efficiencies. Service provider delays, resource availability, business issues or errors may lead to disruption in our businesses and/or increased costs. If we do not effectively develop, implement and manage outsourcing strategies, if third-party providers do not perform effectively and in a timely manner, or if we experience problems with a transition, we may not be able to achieve our expected cost savings, and may experience delays or incur additional costs to correct errors made by these service providers.

Significant disruption to our information technology infrastructure could adversely impact our operations, sales, customer relations, and financial results.

We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our worldwide divisions. Like other information technology systems, ours is susceptible to a number of factors including, but not limited to, damage or interruptions resulting from a variety of causes such as obsolescence, natural disasters, power failures, human error, viruses and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. We have implemented certain measures to reduce our risk related to system and network disruptions, but if a disruption were to occur, we could incur significant losses and remediation costs.

We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, assess the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees were misappropriated, our reputation with our customers and employees could be injured resulting in loss of business or morale, and we could incur costs to remediate possible injury to our customers and employees or to pay fines or take other action with respect to judicial or regulatory actions arising out of any such incident.

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

There are occasions when we manufacture products with quality issues resulting from defective materials, manufacturing, packaging or design. Many of these issues are discovered before shipping, thus causing delays in shipping, delays in the manufacturing process, and occasionally cancelled orders. When issues are discovered after shipment, they may result in additional shipping costs, discounts, refunds, and loss of future sales. Both pre-shipping and post-shipping quality issues can result in adverse financial consequences and a negative impact on our reputation.

Because our products are sold by third parties, our financial results depend in part on the financial health of these parties.

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

We manufacture most of our products, but we also use third-party manufacturers, for example, for specialty jobs or capacity overflow. Outsourced manufacturers reduce our ability to prevent product quality issues, late deliveries, customer dissatisfaction and compliance with customer requirements for labor standards. Because of possible quality issues and customer dissatisfaction, deficiencies in the performance of outsourced manufacturers could have a material adverse effect on our business or financial results.

Changes in our business strategies may increase our costs and could affect the profitability of our businesses.

As changes in our business environment occur, we may need to adjust our business strategies or restructure our operations or particular businesses. When these changes occur, we may incur costs to change our business strategy and may need to write down the value of selected assets. We also may need to invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain. In any of these events, our costs may increase, our assets may be impaired, or our returns on new investments may be lower than prior to the change in strategy.

If our indebtedness increases significantly or our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing.

Our overall level of indebtedness and credit ratings are significant factors in our ability to raise short-term and long-term financing. Higher debt levels could negatively impact our ability to meet other business needs or opportunities and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings. If our credit ratings are downgraded, our financial flexibility could decrease and the cost to borrow would increase. At December 31, 2011, our variable rate borrowings were $225.6 million. Fluctuations in interest rates can increase borrowing costs and have a material adverse impact on our business, results of operations and financial condition.

The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.

Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans are evaluated by us in consultation with outside actuaries. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or health care costs, our future pension and projected postretirement benefit expenses and funding requirements could increase or decrease. Because of changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations for each plan. Future pension funding requirements, and the timing of funding payments, could be affected by future legislation or regulation.

The level of our pension assets is significant and subject to market, interest and credit risk that may reduce its value.

Changes in the value of our pension assets could materially adversely affect our earnings and cash flows. In particular, the value of our investments may decline due to increases in interest rates or volatility in the financial markets. Although we mitigate these risks by investing in high quality securities, ensuring adequate diversification of our investment portfolio and monitoring our portfolio's overall risk profile, the value of our investments may nevertheless decline.

Our share price may be volatile.

Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which has at times experienced substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including our financial performance, on a standalone basis and relative to our peers and competitors, and market expectations for our future performance, the level of perceived growth of our industries, and other company-specific factors, can also materially impact our share price. There can be no assurance that our stock price will be less volatile in the future.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually (or more frequently, if impairment indicators are present). In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses resulted in a significant goodwill impairment charge in 2009 related to our Retail Branding and Information Solutions segment and could result in other goodwill impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges, as did the one in 2009.

Potential adverse developments in legal proceedings, investigations and other legal, compliance and regulatory matters, including those involving product and trade compliance, anti-bribery and other matters, could impact us materially.

Our financial results could be materially and adversely impacted by an unfavorable outcome to pending or future litigation and investigations, and other legal, compliance and regulatory matters, including, but not limited to, product and trade compliance and anti-bribery matters. See “Legal Proceedings” (Part I, Item 3). There can be no assurance that any investigation or litigation outcome will be favorable.

Infringing intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property could harm our ability to compete or grow.

Because our products involve complex technology and chemistry, we are involved from time to time in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. If we are held liable for infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products. There can be no assurance that licenses will be available on commercially reasonable terms or will be available at all. The defense of these claims, whether or not meritorious, and the development of new technology could cause us to incur significant costs and divert the attention of management.

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

We have obtained and applied for U.S. and foreign trademark registrations and patents, and will continue to evaluate whether to register additional trademarks and seek patents as appropriate. We cannot guarantee that any of the pending applications will be approved by the applicable government authorities. Further, we cannot assure that the validity of our patents or our trademarks will not be challenged. In addition, third parties may be able to develop competing products using technology that avoids our patents.

We need to comply with numerous environmental, health, and safety laws. The costs of complying with these laws could adversely impact our financial results.

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

Healthcare reform legislation could have a material adverse impact on our business.

During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that could most significantly increase our healthcare costs in the near term include the removal of annual plan limits, the changes in rules regarding eligibility for dependents and the mandate that health plans cover 100% of preventative care. In addition, our healthcare costs could increase if the new legislation and accompanying regulations require us to cover more employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. While much of the cost of the recent healthcare legislation enacted is expected to occur in or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have a material adverse impact on our business and operating costs.

The risks described above are not exhaustive. If any of the above risks actually occur, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

As of December 31, 2011, we operated approximately 40 principal manufacturing facilities in excess of 100,000 square feet. The locations of such principal facilities and the operating segments for which they presently are used are as follows:

Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield and Lowell, Indiana; Fairport Harbor, Mentor and Painesville, Ohio; and Quakertown, Pennsylvania
Foreign	Vinhedo, Brazil; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; Hazerswoude, the Netherlands; and Cramlington, United Kingdom

Retail Branding and Information Solutions Segment

Domestic	Greensboro and Lenoir, North Carolina; Miamisburg, Ohio
Foreign	Kunshan, Nansha, Panyu, Shenzen, and Suzhou, China; Sprockhovel, Germany; Ancarano, Italy; and Taichung, Taiwan

Other specialty converting businesses

Domestic	Schererville, Indiana; Painesville, Ohio; and Clinton, South Carolina
Foreign	Turnhout, Belgium; Vinhedo, Brazil; and Kunshan, China

Office and Consumer Products

Domestic	Chicopee, Massachusetts; and Meridian, Mississippi
Foreign	Oberlaindern, Germany; and Tijuana, Mexico

In addition to our principal manufacturing facilities described above, our other principal facilities include our corporate headquarters facility and research center in Pasadena, California, and our divisional offices located in Brea, California; Framingham, Massachusetts; Mentor, Ohio; Kunshan, China; and Leiden, the Netherlands.

We own all of our principal properties identified above, except for certain facilities in Vinhedo, Brazil; Brea, California; Panyu and Shenzen, China; Oberlaindern and Sprockhovel, Germany; Greensboro, North Carolina; Mentor, Ohio; and Taichung, Taiwan, which are leased.

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

As of December 31, 2011, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed. We are participating with other PRPs at such sites and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

We have accrued liabilities for sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate these sites could be higher than the liabilities accrued by us; however, we are unable to reasonably estimate a range of potential expenses. If information becomes available that allows us to reasonably estimate the range of potential expenses in an amount higher or lower than what we have accrued, we will adjust our environmental liabilities accordingly. In addition, we could identify additional sites for cleanup in the future. The range of expense for remediation of any future-identified sites will be assessed as they arise; until then, a range of expense for such remediation cannot be determined.

As of December 31, 2011, our estimated accrued liability associated with environmental remediation was $40.6 million. See also Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements of our 2011 Annual Report, which is incorporated herein by reference.

We and our subsidiaries are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business. We have accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated. Because of the uncertainties associated with claims resolution and litigation, future expense to resolve these matters could be higher than the liabilities accrued by us; however, we are unable to reasonably estimate a range of potential expenses. If information becomes available that allows us to reasonably estimate the range of potential expenses in an amount higher or lower than what we have accrued, we will adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of expense for resolving any future matters will be assessed as they arise; until then, a range of potential expense for such resolution cannot be determined. Based upon current information, management believes that the impact of the resolution of these matters is not, individually or in the aggregate, material to our financial position, results of operations or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity and Related Stockholder Matters

The information called for by subsections (a) of this Item appears under “Corporate Information — Stock and Dividend Data” in our 2011 Annual Report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

On February 2, 2011, we announced that our Board of Directors authorized the repurchase of up to 5 million additional shares of our outstanding common stock on January 27, 2011. Additionally, approximately 1 million shares remain available for repurchase under an authorization by the Board of Directors on October 26, 2006, which we announced on that date. The balance of shares available for repurchase under these authorizations as of December 31, 2011 was approximately 6 million.

Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

Neither we nor our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) repurchased any registered equity securities during the fourth quarter of 2011.

Item 6.	SELECTED FINANCIAL DATA.

Selected financial data for each of our last five fiscal years appears under “Five-year Summary” in our 2011 Annual Report and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for by this Item is contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this Item is contained under ”Market-Sensitive Instruments and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report and is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item is contained in our 2011 Annual Report (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011. (See Management’s Report on Internal Control Over Financial Reporting in our 2011 Annual Report.)

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2011 Annual Report, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 26, 2012 (our “2012 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers called for by this Item appears on the next page of this report. The information concerning any late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from our 2012 Proxy Statement.

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code”), which applies to our Chief Executive Officer, Chief Financial Officer, and Controller. The Code is available in the “Investors” section of our website, www.averydennison.com. We will satisfy disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code that applies to these officers disclosing the nature of such amendment or waiver on our website or in a current report on Form 8-K. Our Code of Conduct, which applies to our directors, officers and employees, is also available in the “Investors” section of our website. Our website address is not intended to function as a hyperlink, and the contents of the website are not a part of this Form 10-K, nor are they incorporated herein by reference.

The information concerning our Audit Committee called for by this Item is incorporated by reference from our 2012 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF AVERY DENNISON (1)

Name	Age	Served as Executive Officer since	Former Positions and Offices with Avery Dennison
Dean A. Scarborough(2) Chairman, President and Chief Executive Officer	56	August 1997	2005-2010 2000-2005	President and Chief Executive Officer President and Chief Operating Officer

Mitchell R. Butier Senior Vice President and Chief Financial Officer	40	March 2007	2007-2010 2004-2006	Vice President, Controller and Chief Accounting Officer Vice President, Finance, Retail Branding and Information Solutions

Lori J. Bondar Vice President, Controller and Chief Accounting Officer	51	June 2010	2008-2010 2005-2008 2004-2005	Vice President, Controller Consultant, Palomar Consulting Group(3) Chief Financial Officer, Acetex Corporation(3)

Anne Hill Senior Vice President and Chief Human Resources Officer	52	May 2007	2004-2006	Vice President, Global Human Resources, Chiron Corporation(3)

Susan C. Miller Senior Vice President, General Counsel and Secretary	52	March 2008	2008-2009 2007-2008 1998-2006	Senior Vice President and General Counsel Vice President and General Counsel Assistant General Counsel

Karyn E. Rodriguez Vice President and Treasurer	52	June 2001	1999-2001	Assistant Treasurer, Corporate Finance and Investments

Timothy G. Bond Group Vice President, Office and Consumer Products	54	March 2008	2007-2008 2003-2006	Vice President and General Manager, Office and Consumer Products Vice President and General Manager, Office and Consumer Products North America

Timothy S. Clyde Group Vice President, Specialty Materials	49	February 2001	2001-2007	Group Vice President, Office and Consumer Products

R. Shawn Neville Group Vice President, Retail Branding and Information Solutions	49	June 2009	2008-2009 2004-2008	Chief Executive Officer, Boathouse Sports(3) President, Keds Division, Collective Brands, Inc.(3)

Donald A. Nolan Group Vice President, Label and Packaging Materials	51	March 2008	2005-2007	Senior Vice President, Global Packaging and Automotive Coatings, Valspar Corporation(3)

(1)	All officers are elected to serve a one-year term and until their successors are duly elected and qualified.
(2)	Mr. Scarborough was first elected Chairman, President and Chief Executive Officer effective April 22, 2010.
(3)	Business experience during past five years prior to service with the Company.

Item 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference from our 2012 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference from our 2012 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference from our 2012 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item is incorporated by reference from our 2012 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1) (2) Financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule.

(3) Exhibits filed as a part of this report are listed in the Exhibit Index, which follows the financial statements and schedules referred to above. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such on the Exhibit Index.

(b) The Exhibits required to be filed by Item 601 of Regulation S-K are set forth on the accompanying Exhibit Index and are incorporated herein by reference.

(c) The financial statement schedules required by Regulation S-X, which are excluded from our 2011 Annual Report by Rule 14a-3(b)(1) and which are required to be filed in this report, are set forth on the accompanying Index to Financial Statements and Financial Statement Schedule and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

By	/s/	MITCHELL R. BUTIER
Mitchell R. Butier
Senior Vice President and
Chief Financial Officer

Dated: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	Chairman, President and Chief Executive Officer	February 24, 2012

/s/ Mitchell R. Butier Mitchell R. Butier	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/s/ Lori J. Bondar Lori J. Bondar	Vice President and Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Mitchell R. Butier and Susan C. Miller, and each of them, with full power of substitution, his or her true and lawful attorney-in-fact to act for him or her in any and all capacities, to sign this Annual Report on Form 10-K and any or all amendments or supplements thereto, and to file each of the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully, to all intents and purposes, as he or she could do in person, hereby ratifying and confirming all that said attorneys-in-fact or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Bradley A. Alford Bradley A. Alford	Director	February 24, 2012

/s/ Peter K. Barker Peter K. Barker	Director	February 24, 2012

/s/ Rolf Börjesson Rolf Börjesson	Director	February 24, 2012

/s/ John T. Cardis John T. Cardis	Director	February 24, 2012

/s/ Ken C. Hicks Ken C. Hicks	Director	February 24, 2012

/s/ Peter W. Mullin Peter W. Mullin	Director	February 24, 2012

/s/ Charles H. Noski Charles H. Noski	Director	February 24, 2012

/s/ David E. I. Pyott David E. I. Pyott	Director	February 24, 2012

/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 24, 2012

/s/ Julia A. Stewart Julia A. Stewart	Director	February 24, 2012

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

Data incorporated by reference from the attached portions of the 2011 Annual Report to Shareholders of Avery Dennison Corporation:
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2011 and January 1, 2011
Consolidated Statements of Operations for 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity for 2011, 2010 and 2009
Consolidated Statements of Cash Flows for 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

Except for the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report, the information for which is included in the Company’s 2011 Annual Report to Shareholders and incorporated herein by reference, the Company’s 2011 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Avery Dennison Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2012 appearing in the 2011 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Los Angeles, California

February 24, 2012

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

	Balance at Beginning of Year	Additions		Deductions From Reserves(a)	Balance at End of Year
		Charged to Costs and Expenses	From Acquisitions
2011
Allowance for doubtful accounts	$38.9	$6.3	$—	$(11.2)	$34.0
Allowance for sales returns	12.5	10.5	—	(13.7)	9.3
Inventory reserve	59.2	22.0	—	(26.1)	55.1
Valuation allowance for deferred tax assets	115.6	8.1	—	(.9)	122.8
2010
Allowance for doubtful accounts	$41.3	$6.7	$—	$(9.1)	$38.9
Allowance for sales returns	14.9	9.6	—	(12.0)	12.5
Inventory reserve	65.4	17.5	—	(23.7)	59.2
Valuation allowance for deferred tax assets	115.4	2.5	—	(2.3)	115.6
2009
Allowance for doubtful accounts	$41.8	$11.5	$.4	$(12.4)	$41.3
Allowance for sales returns	15.5	7.8	.3	(8.7)	14.9
Inventory reserve	64.6	23.1	2.3	(24.6)	65.4
Valuation allowance for deferred tax assets	109.2	4.0	—	2.2	115.4

(a)	Deductions from reserves include currency translation adjustments for all periods and classification of Office and Consumer Products business balances (where applicable) to “held for sale” in 2011.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-38905, 333-64558, 333-103204, 333-120239, and 333-169954) and Form S-8 (File Nos. 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 33-107371, 333-107372, 333-109814, 333-124495, 333-143897, 333-152508, 333-166832, 333-166836, and 333-166837) of Avery Dennison Corporation of our report dated February 24, 2012 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 24, 2012 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Los Angeles, California

February 24, 2012

AVERY DENNISON CORPORATION

EXHIBIT INDEX

For the Year Ended December 31, 2011

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

2.1	Purchase Agreement, dated as of December 21, 2011, by and among 3M Company, those subsidiaries of 3M to be designated pursuant to Section 5.8 thereof, Registrant, and those subsidiaries of Registrant listed on Annex A thereof	2.1	Current Report on Form 8-K, filed January 3, 2012

3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 28, 2011

3.1(ii)	Amended and Restated Bylaws, dated as of April 28, 2011	3.2	Current Report on Form 8-K, filed April 28, 2011

4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “1991 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

4.3	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the 1991 Indenture, as amended by the Supplemental Indenture	4.7	Current Report on Form 8-K, filed May 12, 1995

4.4	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the 1991 Indenture, as amended by the Supplemental Indenture	4.8	Current Report on Form 8-K, filed December 16, 1996

4.5	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee (“2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

4.6	Officers’ Certificate establishing two series of Securities entitled “4.875% Notes due 2013” and “6.000% Notes due 2033” under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003

4.7	4.875% Notes Due 2013	4.3	Current Report on Form 8-K, filed January 16, 2003

i

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

4.8	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

4.9	Indenture, dated as of September 25, 2007, among ADOP Company, Registrant and The Bank of New York Trust Company, N.A. (“Bank of NY”)	99.1	Current Report on Form 8-K, filed October 1, 2007

4.10	6.625% Guaranteed Notes due 2017	99.1	Current Report on Form 8-K, filed October 1, 2007

4.11	Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed November 20, 2007

4.12	First Supplemental Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3	Current Report on Form 8-K, filed November 20, 2007

4.13	Remarketing Agreement, dated as of September 27, 2010, between Registrant and the Remarketing Agent named therein	1.1	Current Report on Form 8-K, filed November 15, 2010

4.14	Second Supplemental Indenture, dated as of April 13, 2010, between Avery Dennison and The Bank of NY Trust Company, as Trustee	4.2	Current Report on Form 8-K, filed April 13, 2010

4.15	Form of 5.375% Senior Notes due 2020	4.3	Current Report on Form 8-K, filed April 13, 2010

10.1	Credit Agreement, dated as of February 8, 2008, among Avery Dennison Office Products Company, Registrant, Bank of America, N.A. and Banc of America Securities LLC and JP Morgan Securities Inc (“ADOPC Credit Agreement”)	10.2	Second Quarterly Report for 2008 on Form 10-Q, filed August 7, 2008

10.2	Second Amendment to ADOPC Credit Agreement	99.3	Current Report on Form 8-K, filed January 27, 2009

10.3	Second Amended and Restated Credit Agreement, dated as of December 22, 2011, by and among Registrant, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party thereto	10.2.2	Current Report on Form 8-K, filed December 23, 2011

10.4*	Retention Agreement with D.R. O’Bryant	10.8.6	First Quarterly Report for 2005 on Form 10-Q, filed May 12, 2005

10.5*	Amendment to Retention Agreement with D.R. O’Bryant	10.8.4.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

10.6*	Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982

10.7*	Executive Group Life Insurance Plan	10.9	1982 Annual Report on Form 10-K, filed February 25, 1983

10.8*	Amended and Restated Supplemental Executive Retirement Plan (“SERP”)	10.11.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009

10.9*	Letter of Grant to D.A. Scarborough under SERP	10.11.2.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009

10.10*	Letter Agreement with D.A. Scarborough regarding SERP benefits	10.11.2.1	Current Report on Form 8-K, filed December 15, 2010

10.11*	Letter of Grant to D.R. O’Bryant under SERP	10.11.4.1	Second Quarterly Report for 2009 on Form 10-Q, filed August 12, 2009

10.12*	Letter Agreement with D.R. O’Bryant regarding SERP benefits	10.11.4.1	Current Report on Form 8-K, filed December 15, 2010

10.13*	Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995

10.14*	Amended and Restated Retirement Plan for Directors	10.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003

10.15*	Amended and Restated Director Equity Plan (“Director Plan”)	10.15.1	Current Report on Form 8-K, filed December 11, 2008

10.16*	Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004

10.17*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995

10.18*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.19*	Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995

10.20*	Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan (“DVDCP”)	10.18	1994 Annual Report on Form 10-K, filed March 30, 1995

10.21*	Amendment No. 1 to DVDCP	10.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.22*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	First Quarterly Report for 2011 on Form 10-Q, filed May 10, 2011

10.23*	Amended and Restated Stock Option and Incentive Plan (“Equity Plan”)	D	2010 Proxy Statement on Schedule 14A, filed March 19, 2010

10.24*	Forms of NQSO Agreement under Equity Plan	10.19.5	2007 Annual Report on Form 10-K, filed February 27, 2008

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

10.25*	Forms of Restricted Stock Agreement under Equity Plan	10.19.8	First Quarterly Report for 2005 on Form 10-Q, filed May 12, 2005

10.26*	Forms of Restricted Stock Unit Agreement under Equity Plan	10.19.2	Current Report on Form 8-K, filed December 13, 2006

10.27*	Forms of Equity Awards under Equity Plan	10.19.6	Current Report on Form 8-K, filed April 30, 2008

10.28*	Forms of Equity Awards under Equity Plan	10.19.6	Second Quarterly Report for 2008 on Form 10-Q, filed May 8, 2008

10.29*	Forms of Equity Agreements under Equity Plan	10.19.9	Current Report on Form 8-K, filed December 11, 2008

10.30*	Additional Forms of Equity Agreements under Equity Plan	10.19.10	Current Report on Form 8-K/A, filed December 11, 2008

10.31*	Form of Performance Unit Agreement under Equity Plan	10.19.8	2008 Annual Report on Form 10-K, filed February 25, 2009

10.32*	Amended and Restated 1996 Stock Incentive Plan	10.21.2	2003 Annual Report on Form 10-K, filed March 11, 2004

10.33*	Forms of NQSO Agreement under 1996 Stock Incentive Plan	10. 21.3	2003 Annual Report on Form 10-K, filed March 11, 2004

10.34*	Senior Executive Annual Incentive Plan	D	2009 Proxy Statement on Schedule 14A, filed March 12, 2009

10.35*	Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995

10.36*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.37*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

10.38*	Executive Variable Deferred Retirement Plan, amended and restated (“EVDRP”)	10.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004

10.39*	2004 EVDRP	4.1	Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003

10.40*	2005 EVDRP, amended and restated	10.31.2	First Quarterly Report for 2011 on Form 10-Q, filed May 10, 2011

10.41*	Benefits Restoration Plan, amended and restated (“BRP”)	10.32.1	Current Report on Form 8-K/A, filed December 11, 2008

10.42*	First Amendment to BRP	10.32.1	2010 Annual Report on Form 10-K, filed March 1, 2011

10.43*	Common Stock Purchase Agreement	10.2	Current Report on Form 8-K, filed October 25, 1996

10.44*	Amended and Restated Capital Accumulation Plan (“CAP”)	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

10.45*	Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000

10.46*	Key Executive Change of Control Severance Plan	10.35	First Quarterly Report for 2011 on Form 10-Q, filed May 10, 2011

10.47*	Executive Severance Plan	10.36	First Quarterly Report for 2011 on Form 10-Q, filed May 10, 2011

12**	**Computation of Ratio of Earnings to Fixed Charges	N/A	N/A

13**	**Portions of Annual Report to Stockholders for fiscal year ended December 31, 2011	N/A	N/A

21**	**List of Subsidiaries	N/A	N/A

23**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (see page S-4)	N/A	N/A

24	Power of Attorney (see page 22)	N/A	N/A

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

101INS***	XBRL Instance Filing	N/A	N/A

101SCH***	XBRL Extension Schema Filing	N/A	N/A

101CAL***	XBRL Extension Calculation Linkbase Filing	N/A	N/A

101LAB***	XBRL Extension Label Linkbase Filing	N/A	N/A

101PRE***	XBRL Extension Presentation Linkbase Filing	N/A	N/A

101DEF***	XBRL Extension Definition Linkbase Filing	N/A	N/A

(1)	Unless otherwise noted, the File Number for all Filings is File No. 1-7685.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

**	Filed herewith.

***

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other filing under the Securities Act or the Exchange Act, except as may be expressly set forth by specific reference in such filings.

v