Form 10-Q
period 2012-03-31
Avery Dennison Corp
filed 2012-05-08
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Number of shares of $1 par value common stock outstanding as of April 28, 2012: 103,639,195

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2012 FORM 10-Q QUARTERLY REPORT

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and include, but are not limited to, risks and uncertainties relating to: fluctuations in demand affecting sales to customers; the financial condition and inventory strategies of customers; changes in customer order patterns; worldwide and local economic conditions; fluctuations in cost and availability of raw materials; ability of the Company to generate sustained productivity improvement; ability of the Company to achieve and sustain targeted cost reductions; impact of competitive products and pricing; loss of significant contract(s) or customer(s); collection of receivables from customers; selling prices; business mix shift; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; integration of acquisitions and completion of pending dispositions; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; ability of the Company to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; changes in political conditions; impact of epidemiological events on the economy and the Company's customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

The Company believes that the most significant risk factors that could affect its financial performance in the near-term include: (1) the impact of economic conditions on underlying demand for the Company’s products; (2) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume; and (3) competitors’ actions, including pricing, expansion in key markets, and product offerings.

The Company’s forward-looking statements represent judgment only on the dates such statements were made. By making these forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$ 190.7	$ 178.0
Trade accounts receivable, less allowances of $45.8 and $43.3 at March 31, 2012 and December 31, 2011, respectively	961.9	877.1
Inventories, net	518.8	475.1
Current deferred and refundable income taxes	117.2	117.4
Assets held for sale	443.6	454.9
Other current assets	103.5	116.3
Total current assets	2,335.7	2,218.8
Property, plant and equipment	2,899.3	2,868.0
Accumulated depreciation	(1,839.7)	(1,788.6)
Property, plant and equipment, net	1,059.6	1,079.4
Goodwill	768.5	759.3
Other intangibles resulting from business acquisitions, net	154.4	161.2
Non-current deferred income taxes	317.7	322.3
Other assets	435.0	431.7
	$ 5,070.9	$ 4,972.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$ 613.2	$ 227.1
Accounts payable	764.5	736.5
Current deferred and payable income taxes	81.7	81.8
Liabilities held for sale	141.6	154.5
Other current liabilities	421.4	447.2
Total current liabilities	2,022.4	1,647.1
Long-term debt	703.7	954.2
Long-term retirement benefits and other liabilities	553.5	587.1
Non-current deferred and payable income taxes	127.1	125.8
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at March 31, 2012 and December 31, 2011; issued – 124,126,624 shares at March 31, 2012 and December 31, 2011; outstanding – 104,471,051 shares and 106,269,919 shares at March 31, 2012 and December 31, 2011, respectively	124.1	124.1
Capital in excess of par value	777.7	778.6
Retained earnings	1,823.8	1,810.5
Treasury stock at cost, 19,640,573 shares and 17,841,705 shares at March 31, 2012 and December 31, 2011, respectively	(843.5)	(791.5)
Accumulated other comprehensive loss	(217.9)	(263.2)
Total shareholders’ equity	1,664.2	1,658.5
	$ 5,070.9	$ 4,972.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 31, 2012	April 2, 2011
Net sales	$ 1,483.3	$ 1,526.5
Cost of products sold	1,095.7	1,127.0
Gross profit	387.6	399.5
Marketing, general and administrative expense	296.5	314.9
Interest expense	18.3	17.7
Other expense, net	7.7	4.3
Income from continuing operations before taxes	65.1	62.6
Provision for income taxes	18.8	25.7
Income from continuing operations	46.3	36.9
(Loss) income from discontinued operations, net of tax	(2.4)	7.9
Net income	$ 43.9	$ 44.8

Per share amounts:
Net income (loss) per common share:
Continuing operations	$ .44	$ .35
Discontinued operations	(.02)	.08
Net income per common share	$ .42	$ .43
Net income (loss) per common share, assuming dilution:
Continuing operations	$ .44	$ .35
Discontinued operations	(.03)	.07
Net income per common share, assuming dilution	$ .41	$ .42
Dividends	$ .27	$ .25

Average shares outstanding:
Common shares	105.7	105.4
Common shares, assuming dilution	106.2	107.0

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net income	$ 43.9	$ 44.8
Other comprehensive income	45.3	69.6
Total comprehensive income	$ 89.2	$ 114.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	xxx,xxx	xxx,xxx	xxx,xxx	xxx,xxx	xxx,xxx	xxx,xxx
	Three Months Ended
(In millions)	March 31, 2012			April 2, 2011

Operating Activities
Net income		$ 43.9			$ 44.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		40.5			42.4
Amortization		18.9			17.9
Provision for doubtful accounts		6.1			4.8
Asset impairment and net loss on sale and disposal of assets		5.1			7.9
Stock-based compensation		11.8			11.7
Other non-cash expense and loss		11.0			13.9
Other non-cash income and gain		–			(1.9)
Changes in assets and liabilities and other adjustments		(126.6)			(259.0)
Net cash provided by (used in) operating activities		10.7			(117.5)

Investing Activities
Purchase of property, plant and equipment, net		(24.0)			(28.0)
Purchase of software and other deferred charges		(12.0)			(3.7)
Proceeds from sale (purchase) of investments, net		2.7			(.8)
Net cash used in investing activities		(33.3)			(32.5)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)		134.1			185.9
Payments of debt (maturities longer than 90 days)		(.6)			(.7)
Dividends paid		(28.4)			(26.7)
Purchase of treasury stock		(72.2)			(13.5)
Proceeds from exercise of stock options, net		3.9			1.9
Other		(2.2)			(5.4)
Net cash provided by financing activities		34.6			141.5

Effect of foreign currency translation on cash balances		.7			1.4
Increase (decrease) in cash and cash equivalents		12.7			(7.1)
Cash and cash equivalents, beginning of year		178.0			127.5
Cash and cash equivalents, end of period		$ 190.7			$ 120.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of the interim results of Avery Dennison Corporation (the “Company”), a Delaware corporation. The unaudited condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the Company’s audited consolidated financial statements and notes thereto in its 2011 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q.

Fiscal Period

The first quarters of 2012 and 2011 consisted of thirteen-week periods ending March 31, 2012 and April 2, 2011, respectively. The interim results of operations are not necessarily indicative of future financial results.

Note 2. Discontinued Operations

In December 2011, the Company signed a definitive agreement to sell its Office and Consumer Products (“OCP”) business to 3M Company (“3M”) for gross cash proceeds of $550 million, subject to adjustment in accordance with the terms of the agreement. This business comprises substantially all of the Company’s previously reported OCP segment. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in the second half of 2012. The Company has classified the results from this business, together with certain costs associated with the divestiture transaction, as discontinued operations in the unaudited Consolidated Statements of Income for the three months ended March 31, 2012 and April 2, 2011. Assets and liabilities of this business are classified in the unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 as “held for sale.” The operating results of the retained portion of the previously reported OCP segment, which are not significant, are included in other specialty converting businesses for all periods presented.

As part of the purchase and sale agreement, certain transitional services will be provided primarily by the Company to 3M for up to 15 months after closing. The purpose of these services is to provide short-term assistance to 3M in assuming the operations of the OCP business. Additionally, the Company agreed to enter into a supply agreement with 3M at closing, which would involve the ongoing purchase of certain pressure-sensitive label stock products by 3M from the Company for at least three years after closing. While both agreements are expected to continue generating revenues and cash flows for the Company, the estimated amounts and its continuing involvement in the OCP operations are not expected to be significant to the Company as a whole.

The operating results of these discontinued operations were as follows:

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net sales	$156.8	$155.3
(Loss) income before taxes	$(3.0)	$4.8
(Benefit from) income taxes	(.6)	(3.1)
(Loss) income from discontinued operations, net of tax	$(2.4)	$7.9

Net sales from the Company’s continuing operations to the OCP business were $22 million and $22.5 million for the three months ended March 31, 2012 and April 2, 2011, respectively. These sales have been included in “Net sales” in the unaudited Consolidated Statements of Income.

Avery Dennison Corporation

The carrying values of the major classes of assets and liabilities related to these discontinued operations were as follows:

(In millions)	March 31, 2012	December 31, 2011
Assets:
Trade accounts receivable, net	$86.8	$117.7
Inventories, net	65.2	50.9
Other current assets	10.8	5.9
Total current assets	162.8	174.5
Property, plant and equipment, net	73.8	74.2
Goodwill	168.1	166.0
Other intangibles resulting from business acquisitions, net	32.0	32.9
Other assets	6.9	7.3
	$443.6	$454.9
Liabilities:
Short-term debt	$1.0	$1.1
Accounts payable	40.6	34.7
Other current liabilities	86.5	105.1
Total current liabilities	128.1	140.9
Non-current liabilities	13.5	13.6
	$141.6	$154.5

Note 3. Inventories

Inventories consisted of:

(In millions)	March 31, 2012	December 31, 2011
Raw materials	$235.2	$ 216.2
Work-in-progress	153.0	136.4
Finished goods	187.7	177.6
Inventories at lower of FIFO cost or market (approximates replacement cost)	575.9	530.2
Inventory reserves	(57.1)	(55.1)
Inventories, net	$518.8	$ 475.1

Note 4. Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the first three months of 2012, by reportable segment and other businesses, were as follows:

(In millions)	Pressure- sensitive Materials	Retail Branding and Information Solutions	Other specialty converting businesses	Total
Goodwill	$336.7	$1,239.1	$3.5	$1,579.3
Accumulated impairment losses	–	(820.0)	–	(820.0)
Balance as of December 31, 2011	336.7	419.1	3.5	759.3
Acquisition adjustments	–	.1	–	.1
Translation adjustments	6.5	2.6	–	9.1
Balance as of March 31, 2012	$343.2	$421.8	$3.5	$768.5

Goodwill	$343.2	$1,241.8	$3.5	$1,588.5
Accumulated impairment losses	–	(820.0)	–	(820.0)
Balance as of March 31, 2012	$343.2	$421.8	$3.5	$768.5

Avery Dennison Corporation

Indefinite-Lived Intangible Assets

The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trade names and trademarks, was $18.1 million at March 31, 2012, which reflected an increase of $.1 million due to the favorable impact of foreign currency translation. At December 31, 2011, the carrying value of indefinite-lived intangible assets resulting from business acquisitions was $18 million.

Finite-Lived Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at March 31, 2012 and December 31, 2011, which continue to be amortized:

	March 31, 2012			December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$234.5	$124.0	$110.5	$233.2	$117.2	$116.0
Patents and other acquired technology	49.0	30.8	18.2	49.0	29.7	19.3
Trade names and trademarks	25.9	22.0	3.9	25.4	21.5	3.9
Other intangibles	12.3	8.6	3.7	12.2	8.2	4.0
Total	$321.7	$185.4	$136.3	$319.8	$176.6	$143.2

Amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions was $7.5 million and $7.6 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

The estimated amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions for the remainder of the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense
Remainder of 2012	$22.5
2013	28.4
2014	24.6
2015	21.2
2016	20.0

Note 5. Debt

The fair value of the Company’s long-term debt is estimated primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit rating, and remaining maturities. The fair value of short-term borrowings approximates carrying value. The fair value of the Company’s total debt was $1.36 billion at March 31, 2012 and $1.22 billion at December 31, 2011. Fair value amounts were determined primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

As of March 31, 2012, the Company was in compliance with its financial covenants.

Avery Dennison Corporation

Note 6. Pension and Other Postretirement Benefits

The following table sets forth the components of net periodic benefit cost, recorded in income from continuing operations, for the periods shown:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	March 31, 2012		April 2, 2011		March 31, 2012	April 2, 2011
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$2.3	$.1	$2.8	$–	$.4
Interest cost	9.7	6.1	10.0	6.6	.1	.5
Expected return on plan assets	(11.5)	(5.5)	(11.3)	(6.1)	–	–
Recognized net actuarial loss	3.4	.8	1.9	1.0	.6	.5
Amortization of prior service cost	.1	.1	.1	.1	(1.2)	(.5)
Amortization of transition asset	–	(.1)	–	(.1)	–	–
Net periodic benefit cost (credit)	$1.8	$3.7	$.8	$4.3	$(.5)	$.9

The Company contributed $9.1 million and $1 million to its U.S. pension plans during the three months ended March 31, 2012 and April 2, 2011, respectively. The Company contributed $.7 million and $.4 million to its U.S. postretirement health benefit plan during the three months ended March 31, 2012 and April 2, 2011, respectively. The Company contributed approximately $8 million to its international pension plans during both the three months ended March 31, 2012 and April 2, 2011.

The Company recognized expense from continuing operations of $6.9 million and $8.1 million during the three months ended March 31, 2012 and April 2, 2011, respectively, related to its match of participant contributions to its U.S. defined contribution plan. Prior to the termination of the Company’s Employee Stock Benefit Trust (“ESBT”) on July 21, 2011, these contributions were funded using shares of the Company’s common stock held in the ESBT. Subsequent to the termination of the ESBT, these contributions have been funded using shares of the Company’s common stock held in treasury.

Note 7. Research and Development

Research and development expense from continuing operations for the three months ended March 31, 2012 and April 2, 2011 of $25.8 million and $22.3 million, respectively, was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 8. Stock-Based Compensation

Stock-based compensation expense from continuing operations related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock was $10.8 million and $11 million for the three months ended March 31, 2012 and April 2, 2011, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

In February 2012, the Company granted its annual stock-based compensation awards to eligible employees. Awards granted to retirement-eligible employees vest in full upon retirement; awards to these employees are accounted for as though the awards were fully vested at the date of grant.

As of March 31, 2012, the Company had approximately $91 million of unrecognized compensation cost from continuing operations related to unvested stock options, PUs, RSUs and restricted stock granted under the Company’s plans. The unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service period of approximately two years for stock options, three years for RSUs, one year for PUs, and approximately six months for restricted stock.

Note 9. Cost Reduction Actions

2012 Actions

During the first three months of 2012, the Company recorded $7.6 million in restructuring charges, consisting of severance and related costs for the reduction of approximately 210 positions and asset impairment charges. At March 31, 2012, approximately 5 employees impacted by these actions remain with the Company.

Avery Dennison Corporation

2011 Actions

In 2011, the Company recorded approximately $45 million in restructuring charges, consisting of severance and related costs for the reduction of approximately 910 positions, asset impairment charges, and lease cancellation costs. At March 31, 2012, approximately 20 employees impacted by these actions remain with the Company.

Severance and lease cancellation costs under these restructuring actions were recorded in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairments were based on the estimated market value of the assets.

Restructuring charges and payments/settlements during the first three months of 2012 were as follows:

(In millions)	Accrual at December 31, 2011	Charges	Cash Payments	Non-cash Settlements	Currency Translation	Accrual at March 31, 2012
2012 Actions
Severance and related costs	$–	$5.9	$(3.5)	$–	$–	$2.4
Asset impairment	–	1.7	–	(1.7)	–	–
2011 Actions
Severance and related costs	12.7	(.1)	(9.1)	–	–	3.5
Lease cancellation costs	1.8	(.2)	(1.2)	–	–	.4
Q3 2010 – Q4 2010 Actions
Severance and related costs	.2	–	(.2)	–	–	–
	$14.7	$7.3	$(14.0)	$(1.7)	$–	$6.3

The table below shows the total amount of costs incurred by reportable segment and other businesses in connection with these restructuring actions for the periods shown below. Restructuring costs in continuing operations are included in “Other expense, net” in the unaudited Consolidated Statements of Income.

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Restructuring costs by segment and other businesses:
Pressure-sensitive Materials	$2.2	$3.4
Retail Branding and Information Solutions	2.5	1.9
Other specialty converting businesses	2.6	.6
Continuing operations	7.3	5.9
Discontinued operations	–	.3
	$7.3	$6.2

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

As of March 31, 2012, the aggregate U.S. dollar equivalent notional value of the Company’s outstanding commodity contracts and foreign exchange contracts was $6.7 million and $1.43 billion, respectively.

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

Avery Dennison Corporation

The following table provides the balances and locations of derivatives as of March 31, 2012:

	Asset		Liability

(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$ 4.1	Other current liabilities	$ 6.6
Commodity contracts			Other current liabilities	2.6
Commodity contracts			Long-term retirement benefits and other liabilities	.3
		$ 4.1		$ 9.5

The following table provides the balances and locations of derivatives as of December 31, 2011:

	Asset		Liability

(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$ 6.5	Other current liabilities	$ 15.7
Commodity contracts			Long-term retirement benefits and other liabilities	2.9
		$ 6.5		$ 18.6

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings, resulting in no net material impact to income.

The following table provides the components of the gain (loss) recognized in income related to fair value hedge contracts. The corresponding gains or losses on the underlying hedged items approximated the net gain on these fair value hedge contracts.

Three Months Ended
(In millions)	Location of Gain (Loss) in Income	March 31, 2012	April 2, 2011
Foreign exchange contracts	Cost of products sold	$ (.5)	$ .7
Foreign exchange contracts	Marketing, general and administrative expense	8.3	4.8
		$ 7.8	$ 5.5

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

Amounts recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Foreign exchange contracts	$ (2.1)	$ .2
Commodity contracts	(1.0)	(.2)
	$ (3.1)	$ –

Amounts reclassified from “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

		Three Months Ended
(In millions)	Location of Loss in Income	March 31, 2012	April 2, 2011
Foreign exchange contracts	Cost of products sold	$ (2.1)	$ (.4)
Commodity contracts	Cost of products sold	(1.0)	(1.0)
Interest rate contracts	Interest expense	(1.1)	(.9)
		$ (4.2)	$ (2.3)

Avery Dennison Corporation

The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was not significant for the three months ended March 31, 2012 and April 2, 2011, respectively.

As of March 31, 2012, a net loss of approximately $7 million is expected to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months. See Note 13, “Accumulated Other Comprehensive Loss,” for more information.

Note 11. Taxes Based on Income

The effective tax rate for continuing operations was approximately 29% for the three months ended March 31, 2012 compared to approximately 41% for the three months ended April 2, 2011. The effective tax rate for the first three months of 2012 included a discrete tax benefit of $3.7 million for releases of certain tax reserves due to lapses of applicable statutory periods. The effective tax rate for the first three months of 2011 included a discrete tax expense of $3 million, primarily related to an adjustment to foreign income taxes.

The following table summarizes the Company’s income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Income from continuing operations before taxes	$65.1	$62.6
Provision for income taxes	18.8	25.7
Effective tax rate	29%	41%

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

It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions of approximately $16 million, primarily as a result of cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $7 million relating to gross uncertain tax positions could be paid within the next 12 months.

In addition, the Company expects to make cash payments of approximately $10 million prior to June 30, 2012 as a result of the settlement of certain foreign tax audits that has been agreed with tax authorities but not finally assessed as of March 31, 2012.

Avery Dennison Corporation

Note 12. Net Income (Loss) Per Share

Net income (loss) per common share amounts were computed as follows:

	Three Months Ended
(In millions, except per share amounts)	March 31, 2012	April 2, 2011
(A) Income from continuing operations	$46.3	$36.9
(B) (Loss) income from discontinued operations	(2.4)	7.9
(C) Net income available to common shareholders	$43.9	$44.8
(D) Weighted-average number of common shares outstanding	105.7	105.4
Dilutive shares (additional common shares issuable under employee stock-based awards)	.5	1.6
(E) Weighted-average number of common shares outstanding, assuming dilution	106.2	107.0
Net income (loss) per common share:
Continuing operations (A) ÷ (D)	$.44	$.35
Discontinued operations (B) ÷ (D)	(.02)	.08
Net income per common share (C) ÷ (D)	$.42	$.43
Net income (loss) per common share, assuming dilution:
Continuing operations (A) ÷ (E)	$.44	$.35
Discontinued operations (B) ÷ (E)	(.03)	.07
Net income per common share, assuming dilution (C) ÷ (E)	$.41	$.42

Certain employee stock-based awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock-based awards excluded from the computation totaled approximately 12 million shares and 8 million shares for the three months ended March 31, 2012 and April 2, 2011, respectively.

Note 13. Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” (net of tax, with the exception of the foreign currency translation adjustment) in the unaudited Condensed Consolidated Balance Sheets were as follows:

(In millions)	March 31, 2012	December 31, 2011
Foreign currency translation adjustment	$ 179.5	$ 137.8
Net actuarial loss, prior service cost and net transition assets, less amortization	(391.6)	(394.1)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(5.8)	(6.9)
Accumulated other comprehensive loss	$ (217.9)	$ (263.2)

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, for the three months ended March 31, 2012, were as follows:

(In millions)
Beginning accumulated derivative loss	$ (6.9)
Net loss reclassified to earnings	4.2
Net change in the revaluation of hedging transactions	(3.1)
Ending accumulated derivative loss	$ (5.8)

Avery Dennison Corporation

Note 14. Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2012:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$12.5	$ 7.0	$5.5	$–
Derivative assets	4.1	–	4.1	–

Liabilities:
Derivative liabilities	$9.5	$ 2.9	$6.6	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2011:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$12.4	$ 4.2	$8.2	$–
Derivative assets	6.5	–	6.5	–

Liabilities:
Derivative liabilities	$18.6	$ 2.9	$15.7	$–

Available for sale securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids. Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Derivatives measured based on inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Available for sale securities are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.

Non-recurring Fair Value Measurements

During the three months ended April 2, 2011, long-lived assets with carrying amounts totaling $4.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $3.1 million, which was included in “Other expense, net” in the unaudited Consolidated Statements of Income. Of the $1.3 million, $1.1 million was primarily based on Level 2 inputs and $.2 million was primarily based on Level 3 inputs. These assets were in both reportable segments and other specialty converting businesses.

Note 15. Commitments and Contingencies

Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of the Company's business. The Company has accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated. Because of the uncertainties associated with claims resolution and litigation, future expense to resolve these matters could be higher than the liabilities accrued by the Company; however, the Company is unable to reasonably estimate a range of potential expenses. If information becomes available that allows the Company to reasonably estimate the range of potential expenses in an amount higher or lower than what it has accrued, the Company will adjust its accrued liabilities accordingly. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of expense for resolving any future matters will be assessed as they arise; until then, a range of potential expense for such resolution cannot be determined. Based upon current information, management believes that the impact of the resolution of these other matters is not, individually or in the aggregate, material to the Company's financial position, results of operations or cash flows.

Avery Dennison Corporation

Environmental

As of March 31, 2012, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

The Company has accrued liabilities for sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate these sites could be higher than the liabilities accrued by the Company; however, the Company is unable to reasonably estimate a range of potential expenses. If information becomes available that allows the Company to reasonably estimate the range of potential expenses in an amount higher or lower than what it has accrued, the Company will adjust its environmental liabilities accordingly. In addition, the Company could identify additional sites for cleanup in the future. The range of expense for remediation of any future-identified sites will be addressed as they arise; until then, a range of expense for such remediation cannot be determined.

The activity for the three months ended March 31, 2012 related to environmental liabilities was as follows:

(In millions)
Balance at December 31, 2011	$40.6
Charges (reversals), net	(1.9)
Payments	(1.4)
Balance at March 31, 2012	$37.3

As of March 31, 2012, approximately $11 million of the total balance was classified as short-term.

These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors.

Other

During the three months ended March 31, 2012, the Company entered into a 15-year lease commitment in the Netherlands for an aggregate amount of approximately $60 million. The Company expects to commence the lease in 2014.

On September 9, 2005, the Company completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the headquarters and research center for its Label and Packaging Materials division. The facility consists generally of land, buildings, equipment and office furnishings. The Company leases the facility under an operating lease arrangement, which contains a residual value guarantee of $31.5 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $11.5 million (collectively, the “Guarantee”). At the end of the lease term, the Company has an option to purchase the facility at an amount equivalent to the value of the Guarantee. The Company also has an option to remarket the facility at an amount at least equivalent to the Guarantee if the value of the facility is above a certain threshold. However, if the value of the facility is below the threshold, the Company may be required to pay the lessor an amount equivalent to the residual value guarantee. During the second quarter of 2011, the Company estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term. The carrying amount of the shortfall was approximately $8 million at March 31, 2012 and was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.

The Company participates in international receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. These advances are guaranteed by the Company. At March 31, 2012, the Company had guaranteed approximately $15 million.

As of March 31, 2012, the Company guaranteed up to approximately $9 million of certain foreign subsidiaries’ obligations to their suppliers, as well as approximately $417 million of certain subsidiaries’ lines of credit with various financial institutions.

Avery Dennison Corporation

Note 16. Segment Information

Financial information by reportable segment and other businesses from continuing operations is set forth below.

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net sales to unaffiliated customers:
Pressure-sensitive Materials	$990.2	$1,009.4
Retail Branding and Information Solutions	357.3	375.2
Other specialty converting businesses	135.8	141.9
Net sales to unaffiliated customers	$1,483.3	$1,526.5
Intersegment sales:
Pressure-sensitive Materials	$22.5	$22.2
Retail Branding and Information Solutions	.4	.2
Other specialty converting businesses	11.8	12.2
Intersegment sales	$34.7	$34.6
Income from continuing operations before taxes:
Pressure-sensitive Materials	$87.4	$83.5
Retail Branding and Information Solutions	7.2	12.2
Other specialty converting businesses	(.1)	(2.0)
Corporate expense	(11.1)	(13.4)
Interest expense	(18.3)	(17.7)
Income from continuing operations before taxes	$65.1	$62.6
Other expense, net by segment and other businesses:
Pressure-sensitive Materials	$2.2	$3.4
Retail Branding and Information Solutions	2.5	.3
Other specialty converting businesses	2.6	.6
Corporate	.4	–
Other expense, net	$7.7	$4.3
Other expense, net by type:
Restructuring costs:
Severance and related costs	$5.8	$2.8
Asset impairment and lease cancellation charges (reversals), net	1.5	3.1
Other items:
Legal settlement	–	(1.6)
OCP divestiture-related costs	.4	–
Other expense, net	$7.7	$4.3

Note 17. Recent Accounting Requirements

In December 2011, the Financial Accounting Standards Board issued disclosure requirements about offsetting assets and liabilities that require a company to disclose information about offsetting and related arrangements to enable readers of its financial statements to understand the effect of those arrangements on its financial position. These disclosures are required to be applied retrospectively for all prior periods presented and are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those fiscal years. The Company does not expect adoption of these requirements to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

Avery Dennison Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a narrative concerning our financial performance and condition, and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements. It includes the following sections:

Non-GAAP Financial Measures	17
Forward-Looking Statements	17
Overview and Outlook	18
Analysis of Results of Operations for the First Quarter	20
Results of Operations by Reportable Segment for the First Quarter	21
Financial Condition	23
Recent Accounting Requirements	26

NON-GAAP FINANCIAL MEASURES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Our discussion of financial results includes several non-GAAP financial measures to provide additional information concerning our operating performance and liquidity measures. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures. These non-GAAP financial measures are intended to supplement the presentation of our financial results that are prepared in accordance with GAAP. Based upon feedback from our investors and financial analysts, we believe that supplemental non-GAAP financial measures provide information that is useful to the assessment of our performance and operating trends, as well as liquidity. These measures may not be comparable to similarly named non-GAAP measures used by other companies.

Non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period. By excluding certain accounting effects, both positive and negative, of certain items, we believe that we are providing meaningful supplemental information to facilitate an understanding of our core operating results and liquidity measures. These non-GAAP financial measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, and timing.

We use the following non-GAAP financial measures:

•

Organic sales change refers to the increase or decrease in sales excluding the estimated impact of currency translation, acquisitions, and divestitures, as applicable. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to remove the effect of foreign currency fluctuations.

•

Free cash flow refers to cash flow from operations, less net payments for capital expenditures, software and other deferred charges, plus (minus) net proceeds from sale (purchase) of investments. Free cash flow excludes mandatory debt service requirements and other uses of cash that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases, and certain effect of acquisitions and divestitures).

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Divestiture

In December 2011, we signed a definitive agreement to sell our Office and Consumer Products (“OCP”) business to 3M Company (“3M”) for gross cash proceeds of $550 million, subject to adjustment in accordance with the terms of the agreement. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in the second half of 2012. We intend to use the net proceeds for short-term debt repayment, pension contributions, and share repurchases. We have classified the operating results of this business, together with certain costs associated with the divestiture transaction, as discontinued operations in the unaudited Consolidated Statements of Income for the three months ended March 31, 2012 and April 2, 2011. Assets and liabilities of this business are classified in the unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 as “held for sale.” The discontinued operations, which comprised substantially all of our previously reported OCP segment, had sales of approximately $157 million and $155 million for the first three months ended March 31, 2012 and April 2, 2011, respectively. The operating results of the retained portion of the previously reported OCP segment, which are not significant, are included in our other specialty converting businesses for all periods presented.

Sales

Our sales decreased 3% in the first three months of 2012 compared to the same period in 2011.

	Three Months Ended

	March 31, 2012	April 2, 2011
Estimated change in sales due to:
Organic sales change	(1)%	9%
Foreign currency translation	(2)	–
Reported sales change	(3)%	9%

Income from Continuing Operations

Income from continuing operations increased approximately $9 million in the first three months of 2012 compared to the same period in 2011.

Major factors affecting changes in income from continuing operations in the first three months of 2012 compared to the same period last year included:

Positive factors:

•	Benefit from productivity initiatives, including savings from restructuring actions
•	Pricing actions
•	Lower tax expense resulting in a lower tax rate

Negative factors:

•	Lower volume
•	Raw material inflation

Avery Dennison Corporation

Cost Reduction Actions

2012 Actions

During the first three months of 2012, the Company recorded $7.6 million in restructuring charges, consisting of severance and related costs for the reduction of approximately 210 positions and asset impairment charges. We anticipate approximately $6 million in annualized savings from these restructuring actions, with approximately three-quarters of the benefit expected to be realized in 2012.

2011 Actions

In 2011, the Company recorded approximately $45 million in restructuring charges, consisting of severance and related costs for the reduction of approximately 910 positions, asset impairment charges, and lease cancellation costs. We anticipate approximately $55 million in annualized savings from these restructuring actions to be realized by the end of 2012.

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further detail.

Free Cash Flow

Free cash flow refers to funds available for uses of cash that do not directly or immediately support our underlying businesses, such as dividends, debt reductions, acquisitions, and share repurchases. We believe that this non-GAAP financial measure provides meaningful supplemental information to assist investors in their financial analysis of the Company.

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net cash provided by (used in) operating activities	$10.7	$(117.5)
Purchase of property, plant and equipment, net	(24.0)	(28.0)
Purchase of software and other deferred charges	(12.0)	(3.7)
Proceeds from sale (purchase) of investments, net (1)	2.7	(.8)
Free cash flow	$(22.6)	$(150.0)
(1)	Net (purchase) proceeds from sales of investment relate to net purchases/sales of securities held by our captive insurance company.

Free cash flow in the first three months of 2012 improved compared to the same period last year due to lower bonus payments and tighter management of working capital. See “Analysis of Results of Operations” and “Liquidity” below for more information.

2012 Outlook

Certain factors that we believe may contribute to results for 2012 are listed below.

We expect sales on an organic basis and earnings from continuing operations to increase in 2012.

We expect contributions to our pension plans (both domestic and international) of at least $75 million in 2012, which excludes any additional contributions we may make using the net proceeds from the OCP sale.

We anticipate restructuring costs to continue in the next few years as we continue our cost reduction initiatives. For 2012, we estimate restructuring costs and other items of approximately $25 million.

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

We anticipate our capital and software expenditures in 2012 to be approximately $150 million.

We expect the sale of OCP to be completed in the second half of 2012. We expect to recognize a gain on the sale, the magnitude of which will be impacted by, among other things, pre- and post-closing adjustments to gross proceeds, taxes and additional transaction costs through closing.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER

Income from Continuing Operations Before Taxes

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net sales	$ 1,483.3	$1,526.5
Cost of products sold	1,095.7	1,127.0
Gross profit	387.6	399.5
Marketing, general and administrative expense	296.5	314.9
Interest expense	18.3	17.7
Other expense	7.7	4.3
Income from continuing operations before taxes	$ 65.1	$62.6

As a Percent of Net Sales:
Gross profit	26.1%	26.2%
Marketing, general and administrative expense	20.0	20.6
Income from continuing operations before taxes	4.4	4.1

Net Sales

Sales decreased 3% in the first three months of 2012 compared to the same period last year, reflecting the unfavorable impact of foreign currency translation and lower sales on an organic basis. On an organic basis, volume declines driven primarily by decreased demand in both segments and other specialty converting businesses were partially offset by the benefit from pricing actions in the Pressure-sensitive Materials segment and other specialty converting businesses.

Refer to “Results of Operations by Reportable Segment for the First Quarter” for further information.

Gross Profit Margin

Gross profit margin for the first three months of 2012 was approximately the same as last year, as the benefits from productivity initiatives and pricing actions were offset by lower volume and raw material inflation.

Marketing, General and Administrative Expense

The decrease in marketing, general and administrative expense in the first three months of 2012 compared to the same period last year primarily reflected the benefit from productivity initiatives.

Other Expense, net

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Restructuring costs:
Severance and related costs	$ 5.8	$2.8
Asset impairment charges and lease cancellation costs (reversals), net	1.5	3.1
Other items:
Legal settlement	–	(1.6)
OCP divestiture-related costs	.4	–
Other expense, net	$ 7.7	$4.3

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	March 31, 2012	April 2, 2011
Income from continuing operations before taxes	$65.1	$62.6
Provision for income taxes	18.8	25.7
Income from continuing operations	46.3	36.9
(Loss) income from discontinued operations, net of tax	(2.4)	7.9
Net income	$43.9	$44.8
Net income per common share	$.42	$.43
Net income per common share, assuming dilution	$.41	$.42
Net income as a percent of sales	3.0%	2.9%

Percent change (as compared to the same period in prior year) in:
Net income	(2.0)%	(18.1)%
Net income per common share	(2.3)	(17.3)
Net income per common share, assuming dilution	(2.4)	(17.6)

Provision for Income Taxes

The effective tax rate for continuing operations was approximately 29% for the three months ended March 31, 2012 compared to approximately 41% tax rate for the three months ended April 2, 2011. The effective tax rate for the first three months of 2012 included a discrete tax benefit of $3.7 million for releases of certain tax reserves due to lapses of applicable statutory periods. The effective tax rate for the first three months of 2011 included a discrete tax expense of $3 million, primarily related to an adjustment to foreign income taxes. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER

Operating income (loss) refers to income (loss) from continuing operations before interest and taxes.

Pressure-sensitive Materials Segment

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net sales including intersegment sales	$1,012.7	$1,031.6
Less intersegment sales	(22.5)	(22.2)
Net sales	$990.2	$1,009.4
Operating income (1)	87.4	83.5

(1) Included costs associated with restructuring in both years	$2.2	$3.4

Net Sales

Sales in our Pressure-sensitive Materials segment decreased 2% in the first three months of 2012 compared to the same period last year, reflecting the unfavorable impact of foreign currency translation. On an organic basis, sales were approximately the same as last year, as the benefit from pricing actions offset lower volume.

On an organic basis, sales in our Label and Packaging Materials business in the first three months of 2012 were approximately the same as last year, as volume declines were offset by the benefit from pricing actions.

On an organic basis, sales in our Graphics and Reflective Solutions business in the first three months of 2012 increased at a low single-digit rate compared to the same period last year due to higher volume and the benefit from pricing actions.

Operating Income

Increased operating income in the first three months of 2012 primarily reflected the benefits from productivity initiatives and pricing actions, partially offset by lower volume and raw material inflation.

Avery Dennison Corporation

Retail Branding and Information Solutions Segment

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net sales including intersegment sales	$357.7	$375.4
Less intersegment sales	(.4)	(.2)
Net sales	$357.3	$375.2
Operating income (1)	7.2	12.2
(1) Included costs associated with restructuring in both years, and a gain on legal settlement in 2011	$2.5	$.3

Net Sales

Sales in our Retail Branding and Information Solutions segment decreased 5% in the first three months of 2012 compared to the same period last year, primarily due to lower sales on an organic basis and the unfavorable impact of foreign currency translation. On an organic basis, the sales decline of 4% reflected lower unit demand from retailers and brands in the U.S. and Europe.

Operating Income

Decreased operating income in the first three months of 2012 primarily reflected lower volume, raw material inflation, the effects of a prior year gain on legal settlement, and higher costs associated with restructuring, partially offset by the benefit from productivity initiatives.

Other specialty converting businesses

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net sales including intersegment sales	$147.6	$154.1
Less intersegment sales	(11.8)	(12.2)
Net sales	$135.8	$141.9
Operating loss (1)	(.1)	(2.0)
(1) Included costs associated with restructuring in both years	$2.6	$.6

Net Sales

Sales in our other specialty converting businesses decreased 4% in the first three months of 2012 compared to the same period last year, reflecting the impact in the current year of a product line divestiture in the fourth quarter of 2011 and the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis. On an organic basis, sales grew 1% as volume declines were more than offset by the benefit of pricing actions.

Operating Loss

Lower operating loss in the first three months of 2012 reflected the benefits from pricing actions and productivity initiatives, and the impact on the prior year from a warehouse fire in Brazil, partially offset by raw material inflation, higher costs associated with restructuring, the impact of the product line divestiture, and lower volume.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from (for) Operating Activities

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net income	$43.9	$44.8
Depreciation and amortization	59.4	60.3
Provision for doubtful accounts	6.1	4.8
Asset impairment and net loss on sale and disposal of assets	5.1	7.9
Stock-based compensation	11.8	11.7
Other non-cash items, net	11.0	12.0
Changes in assets and liabilities and other adjustments	(126.6)	(259.0)
Net cash provided by (used in) operating activities	$10.7	$(117.5)

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first three months of 2012, cash flow provided by operating activities improved compared to same period last year due to lower bonus payments and tighter management of working capital.

Cash Flow for Investing Activities

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Purchase of property, plant and equipment, net	$(24.0)	$(28.0)
Purchase of software and other deferred charges	(12.0)	(3.7)
Proceeds from sale (purchase) of investments, net	2.7	(.8)
Net cash used in investing activities	$(33.3)	$(32.5)

Capital and Software Spending

During the first three months of 2012 and 2011, we invested in various small capital projects company wide.

Information technology investments during the first three months of 2012 and 2011 included customer service and standardization initiatives.

Cash Flow from Financing Activities

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net change in borrowings and payments of debt	$133.5	$185.2
Dividends paid	(28.4)	(26.7)
Purchase of treasury stock	(72.2)	(13.5)
Proceeds from exercise of stock options, net	3.9	1.9
Other	(2.2)	(5.4)
Net cash provided by financing activities	$34.6	$141.5

Avery Dennison Corporation

Borrowings and Repayment of Debt

During the first three months of 2012, we increased our commercial paper and foreign short-term borrowings to support operational requirements and fund share repurchase activity. Refer to “Share Repurchases” below for more information.

Dividend Payments

In January 2012, we announced a first quarter 2012 dividend of $.27 per share, representing an 8% increase from our previous quarterly dividend of $.25 per share.

Share Repurchases

During the first three months of 2012, we repurchased approximately 2.4 million shares at an aggregate cost of $72.2 million.

As of March 31, 2012, approximately 3.5 million shares were available for repurchase under existing Board authorizations.

In December 2010, we executed the repurchase of approximately .3 million shares for $13.5 million, which settled in January 2011.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the first three months of 2012, goodwill increased approximately $9 million to $769 million, which primarily reflected the impact of foreign currency translation.

In the first three months of 2012, other intangibles resulting from business acquisitions, net, decreased approximately $7 million to $154 million, which reflected amortization expense ($8 million), partially offset by the impact of foreign currency translation ($1 million).

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the first three months of 2012, other assets increased by approximately $3 million to $435 million, which primarily reflected purchase of software and other deferred charges ($12 million), partially offset by amortization expense related to these assets ($9 million).

Shareholders’ Equity Accounts

In the first three months of 2012, our shareholders' equity increased by approximately $6 million reflecting the impact of net income and foreign currency translation, partially offset by an increase of our treasury stock and dividend payments.

In the first three months of 2012, the balance of our treasury stock increased approximately $52 million to $844 million, which reflected share repurchase activity ($72 million), partially offset by the use of treasury shares to settle exercises of stock options and vesting of restricted stock units ($13 million), and to fund our match of participant contributions in our U.S. defined contribution plan ($7 million). See “Share Repurchases” above for more information.

Impact of Foreign Currency Translation

	$ 000.00.000	$ 000.00.000
	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Change in net sales	$(24)	$3
Change in income from continuing operations	(1)	–

International operations generated approximately 71% of our net sales during the first three months of 2012. Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The effect of currency translation on sales in the first three months of 2012, compared to the first three months of 2011, primarily reflected a negative impact from sales denominated in euros, partially offset by a positive impact from sales in China.

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

Operational Working Capital Ratio

Working capital (current assets minus current liabilities and net assets held for sale), as a percent of annualized net sales, decreased in the first three months of 2012 compared to the same period last year, primarily due to the reclassification of OCP net assets to held for sale, a decrease in other receivables and inventories, and an increase in short-term and current portion of long-term debt, partially offset by an increase in cash and cash equivalents.

Operational working capital, as a percent of annualized net sales, is reconciled with working capital below. We use this non-GAAP financial measure as a tool to assess our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, and timing, and therefore, may increase the volatility of the working capital ratio from period to period. Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by the day-to-day activities that are managed at the operating level. Refer to “Non-GAAP Financial Measures.” Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio to maximize cash flow and return on investment.

Operational Working Capital

	$ 000,00.00000	$ 000,00.00000
	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
(A) Working capital	$11.3	$212.6
Reconciling items:
Cash and cash equivalents	(190.7)	(120.4)
Current deferred and refundable income taxes and other current assets	(220.7)	(336.9)
Short-term and current portion of long-term debt	613.2	567.6
Current deferred and payable income taxes and other current liabilities	503.1	563.4
(B) Operational working capital	$716.2	$886.3
(C) Annualized net sales (quarterly sales, multiplied by four)	$5,933.2	$6,637.2 (1)
Working capital, as a percent of annualized net sales (A) ÷ (C)	.2%	3.2%
Operational working capital, as a percent of annualized net sales (B) ÷ (C)	12.1%	13.4%
(1)	Annualized net sales for 2011 was not restated for discontinued operations.

As a percent of annualized sales, operational working capital for the first three months of 2012 decreased compared to the same period in the prior year. The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 59 days in both the first three months of 2012 and 2011, calculated using the trade accounts receivable balance at quarter end divided by the average daily sales for the quarter. The effect of discontinued operations associated with the OCP business did not have a significant impact on the average number of days sales outstanding in the first three months of 2012.

Inventory Ratio

Average inventory turnover was 8.4 in the first three months of 2012 compared to 7.6 in the first three months of 2011, calculated using the annualized cost of sales (quarterly cost of sales, multiplied by four) divided by the inventory balance at quarter end. The increase in the average inventory turnover from prior year reflected higher average inventory levels in the prior year, which did not repeat in the current year. The lower inventory levels in the current year reflected continued focus on improvements in inventory management. In addition, the effect of discontinued operations associated with the OCP business increased the average inventory turnover by approximately .3.

Avery Dennison Corporation

Accounts Payable Ratio

The average number of days payable outstanding was 64 days in the first three months of 2012 compared to 62 days in the first three months of 2011, calculated using the accounts payable balance at quarter end divided by the average daily cost of products sold for the quarter. The increase in the average number of days payable outstanding from prior year was primarily due to the effect of discontinued operations associated with the OCP business which approximated two days, as well as an increase in standard payment terms with suppliers, partially offset by the timing of inventory purchases.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At March 31, 2012, we had cash and cash equivalents of approximately $191 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world. At March 31, 2012, substantially all of our cash and cash equivalents were held by our foreign subsidiaries. Our policy is to indefinitely reinvest the majority of the earnings of our foreign subsidiaries. To meet U.S. cash requirements, we have several cost-effective liquidity options available. These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating certain foreign earnings.

Our $625 million revolving credit facility (the “Revolver”), which supports our commercial paper programs, matures on December 22, 2016. Based upon our current outlook for our business and market conditions, we believe that the Revolver, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, will provide the liquidity to fund our operations during the next 12 months. As of March 31, 2012, no balances were outstanding under the Revolver.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $136 million in the first three months of 2012 to $1.32 billion compared to $1.18 billion at year end 2011, reflecting an increase in commercial paper and foreign short-term borrowings to support operational requirements and fund share repurchase activity.

Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings. A downgrade of our short-term credit ratings below our current levels could impact our ability to access the commercial paper markets. If our access to commercial paper markets were to become limited, the Revolver and our other credit facilities are available to meet our short-term funding requirements, if necessary. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team. We remain committed to retaining an investment grade rating.

Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters

Refer to Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING REQUIREMENTS

Refer to Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

The Company’s disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in the Company’s headquarters in Pasadena, California. As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such time to provide reasonable assurance that information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

The Company periodically assesses its overall control environment, including the control environment of acquired businesses.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Avery Dennison Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Purchases of Equity Securities by Issuer

Repurchases by the Company or “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities during the first three months of 2012 are listed in the following table.

(Shares in thousands, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
January 1, 2012 – January 28, 2012	—	$ —	—
January 29, 2012 – February 25, 2012	1,291.7	$ 29.46	1,291.7
February 26, 2012 – March 31, 2012	1,149.3	$ 29.69	1,149.3
Total	2,441.0	$ 29.57	2,441.0	3,511.0

Repurchased shares may be reissued under the Company’s stock option and incentive plan or used for other corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

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

Avery Dennison Corporation

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
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

May 7, 2012