Form 10-Q
period 2012-06-30
Avery Dennison Corp
filed 2012-08-07
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Number of shares of $1 par value common stock outstanding as of July 28, 2012: 101,463,816

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2012 FORM 10-Q QUARTERLY REPORT

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; the financial condition and inventory strategies of customers; changes in customer order patterns; worldwide and local economic conditions in the regions in which we operate; fluctuations in cost and availability of raw materials; ability of the Company to generate sustained productivity improvement; ability of the Company to achieve and sustain targeted cost reductions; impact of competitive products and pricing; loss of significant contract(s) or customer(s); collection of receivables from customers; selling prices; business mix shift; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; integration of acquisitions and completion of dispositions and divestitures; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; ability of the Company to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; changes in political conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

The Company’s forward-looking statements are made only as of the date hereof. By making these forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$ 161.4	$ 178.0
Trade accounts receivable, less allowances of $44.0 and $43.3 at June 30, 2012 and December 31, 2011, respectively	982.0	877.1
Inventories, net	521.6	475.1
Current deferred and refundable income taxes	114.1	117.4
Assets held for sale	511.2	454.9
Other current assets	111.5	116.3
Total current assets	2,401.8	2,218.8
Property, plant and equipment	2,825.7	2,868.0
Accumulated depreciation	(1,813.4)	(1,788.6)
Property, plant and equipment, net	1,012.3	1,079.4
Goodwill	751.6	759.3
Other intangibles resulting from business acquisitions, net	145.9	161.2
Non-current deferred income taxes	307.5	322.3
Other assets	438.8	431.7
	$ 5,057.9	$ 4,972.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 671.5	$ 227.1
Accounts payable	787.3	736.5
Current deferred and payable income taxes	60.4	81.8
Liabilities held for sale	165.0	154.5
Other current liabilities	438.1	447.2
Total current liabilities	2,122.3	1,647.1
Long-term debt	703.2	954.2
Long-term retirement benefits and other liabilities	531.0	587.1
Non-current deferred and payable income taxes	130.9	125.8
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at June 30, 2012 and December 31, 2011; issued – 124,126,624 shares at June 30, 2012 and December 31, 2011; outstanding – 102,339,587 shares and 106,269,919 shares at June 30, 2012 and December 31, 2011, respectively	124.1	124.1
Capital in excess of par value	785.5	778.6
Retained earnings	1,859.4	1,810.5
Treasury stock at cost, 21,772,037 shares and 17,841,705 shares at June 30, 2012 and December 31, 2011, respectively	(904.9)	(791.5)
Accumulated other comprehensive loss	(293.6)	(263.2)
Total shareholders’ equity	1,570.5	1,658.5
	$ 5,057.9	$ 4,972.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$ 1,532.3	$ 1,544.8	$ 3,015.6	$ 3,071.3
Cost of products sold	1,132.5	1,148.4	2,228.2	2,275.4
Gross profit	399.8	396.4	787.4	795.9
Marketing, general and administrative expense	292.7	283.3	589.2	598.2
Interest expense	18.6	17.7	36.9	35.4
Other expense, net	11.5	8.3	19.2	12.6
Income from continuing operations before taxes	77.0	87.1	142.1	149.7
Provision for income taxes	25.7	34.0	44.5	59.7
Income from continuing operations	51.3	53.1	97.6	90.0
Income from discontinued operations, net of tax	12.9	20.2	10.5	28.1
Net income	$ 64.2	$ 73.3	$ 108.1	$ 118.1

Per share amounts:
Net income per common share:
Continuing operations	$ .50	$ .50	$ .93	$ .85
Discontinued operations	.12	.19	.10	.27
Net income per common share	$ .62	$ .69	$ 1.03	$ 1.12
Net income per common share, assuming dilution:
Continuing operations	$ .49	$ .50	$ .93	$ .84
Discontinued operations	.13	.19	.10	.27
Net income per common share, assuming dilution	$ .62	$ .69	$ 1.03	$ 1.11
Dividends	$ .27	$ .25	$ .54	$ .50

Average shares outstanding:
Common shares	103.4	105.7	104.6	105.6
Common shares, assuming dilution	104.3	106.9	105.3	106.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$ 64.2	$ 73.3	$ 108.1	$ 118.1
Other comprehensive income, before tax:
Foreign currency translation adjustment	(79.5)	1.6	(37.8)	65.7
Net actuarial loss, prior service cost and net transition asset	3.8	3.2	7.6	7.8
Effective portion of gains or losses on cash flow hedges	2.0	.6	3.8	4.6
Other comprehensive (loss) income, before tax	(73.7)	5.4	(26.4)	78.1
Income tax expense related to items of other comprehensive income	2.0	1.3	4.0	4.4
Other comprehensive (loss) income, net of tax	(75.7)	4.1	(30.4)	73.7
Total comprehensive (loss) income, net of tax	$ (11.5)	$ 77.4	$ 77.7	$ 191.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011

Operating Activities
Net income	$ 108.1	$ 118.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	75.2	84.6
Amortization	35.4	38.7
Provision for doubtful accounts	9.4	7.4
Asset impairment and net loss on sale and disposal of assets	6.3	8.5
Stock-based compensation	21.4	20.7
Other non-cash expense and loss	21.1	23.4
Other non-cash income and gain	(.1)	(1.9)
Changes in assets and liabilities and other adjustments	(235.8)	(394.7)
Net cash provided by (used in) operating activities	41.0	(95.2)

Investing Activities
Purchases of property, plant and equipment, net	(39.9)	(53.1)
Purchases of software and other deferred charges	(19.9)	(16.1)
Proceeds from sale of product line	.8	–
Proceeds from sales (purchases) of investments, net	4.2	(.7)
Net cash used in investing activities	(54.8)	(69.9)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	195.2	230.7
Payments of debt (maturities longer than 90 days)	(.8)	(1.0)
Dividends paid	(56.3)	(53.4)
Share repurchases	(142.2)	(13.5)
Proceeds from exercise of stock options, net	4.7	3.0
Other	(2.2)	(5.4)
Net cash (used in) provided by financing activities	(1.6)	160.4

Effect of foreign currency translation on cash balances	(1.2)	2.6
Decrease in cash and cash equivalents	(16.6)	(2.1)
Cash and cash equivalents, beginning of year	178.0	127.5
Cash and cash equivalents, end of period	$ 161.4	$ 125.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments necessary for a fair statement of the interim results of Avery Dennison Corporation (the “Company”), a Delaware corporation. The unaudited condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not contain certain information included in the audited consolidated financial statements and notes thereto in the Company’s 2011 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q.

Fiscal Period

The second quarters of 2012 and 2011 consisted of thirteen-week periods ending June 30, 2012 and July 2, 2011, respectively. The interim results of operations are not necessarily indicative of future financial results.

Note 2. Discontinued Operations

In December 2011, the Company signed a definitive agreement to sell its Office and Consumer Products (“OCP”) business to 3M Company (“3M”) for gross cash proceeds of $550 million, subject to adjustment in accordance with the terms of the agreement. This business comprises substantially all of the Company’s previously reported OCP segment. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in the second half of 2012. The Company has classified the operating results from this business, together with certain costs associated with the divestiture transaction, as discontinued operations in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2012 and July 2, 2011. Assets and liabilities of this business are classified as “held for sale” in the unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011. The operating results of the retained portion of the previously reported OCP segment, which are not significant, are included in other specialty converting businesses for all periods presented.

As part of the purchase and sale agreement, certain transitional services will be provided primarily by the Company to 3M for up to 15 months after closing. The purpose of these services is to provide short-term assistance to 3M in assuming the operations of the OCP business. Additionally, the Company agreed to enter into a supply agreement with 3M at closing, which would involve the ongoing purchase of certain pressure-sensitive label stock products by 3M from the Company for at least three years after closing. While both agreements are expected to generate revenues and cash flows for the Company, the estimated amounts and the Company’s continuing involvement in the OCP operations are not expected to be significant to the Company as a whole.

The operating results of these discontinued operations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$ 179.2	$ 202.9	$ 336.0	$ 358.2
Income before taxes	$ 18.6	$ 23.7	$ 15.6	$ 28.5
Provision for income taxes	5.7	3.5	5.1	.4
Income from discontinued operations, net of tax	$ 12.9	$ 20.2	$ 10.5	$ 28.1

Net sales from the Company’s continuing operations to the OCP business were $19.2 million and $41.2 million for the three and six months ended June 30, 2012, respectively, and $22 million and $44.5 million for the three and six months ended July 2, 2011, respectively. These sales have been included in “Net sales” in the unaudited Consolidated Statements of Income.

Avery Dennison Corporation

The carrying values of the major classes of assets and liabilities related to these discontinued operations were as follows:

(In millions)	June 30, 2012	December 31, 2011
Assets
Trade accounts receivable, net	$ 132.9	$ 117.7
Inventories, net	93.9	50.9
Other current assets	8.0	5.9
Total current assets	234.8	174.5
Property, plant and equipment, net	75.1	74.2
Goodwill	163.1	166.0
Other intangibles resulting from business acquisitions, net	31.2	32.9
Other assets	7.0	7.3
	$ 511.2	$ 454.9
Liabilities
Short-term borrowings	$ .9	$ 1.1
Accounts payable	55.5	34.7
Other current liabilities	96.0	105.1
Total current liabilities	152.4	140.9
Non-current liabilities	12.6	13.6
	$ 165.0	$ 154.5

Note 3. Inventories

Inventories consisted of:

(In millions)	June 30, 2012	December 31, 2011
Raw materials	$ 237.7	$ 216.2
Work-in-progress	159.1	136.4
Finished goods	181.5	177.6
Inventories at lower of FIFO cost or market (approximates replacement cost)	578.3	530.2
Inventory reserves	(56.7)	(55.1)
Inventories, net	$ 521.6	$ 475.1

Note 4. Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the first six months of 2012, by reportable segment and other businesses, were as follows:

(In millions)	Pressure- sensitive Materials	Retail Branding and Information Solutions	Other specialty converting businesses	Total
Balance as of December 31, 2011
Goodwill, gross	$ 336.7	$ 1,239.1	$ 3.5	$ 1,579.3
Accumulated impairment losses	–	(820.0)	–	(820.0)
Goodwill	336.7	419.1	3.5	759.3
Acquisition adjustments	–	.1	–	.1
Translation adjustments	(7.6)	(.1)	(.1)	(7.8)

Balance as of June 30, 2012
Goodwill, gross	329.1	1,239.1	3.4	1,571.6
Accumulated impairment losses	–	(820.0)	–	(820.0)
Goodwill	$ 329.1	$ 419.1	$ 3.4	$ 751.6

Avery Dennison Corporation

Indefinite-Lived Intangible Assets

The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trade names and trademarks, was $18 million at June 30, 2012 and December 31, 2011.

Finite-Lived Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at June 30, 2012 and December 31, 2011, which continue to be amortized:

	June 30, 2012			December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$ 232.4	$ 128.8	$ 103.6	$ 233.2	$ 117.2	$ 116.0
Patents and other acquired technology	49.0	31.9	17.1	49.0	29.7	19.3
Trade names and trademarks	24.8	20.9	3.9	25.4	21.5	3.9
Other intangibles	12.2	8.9	3.3	12.2	8.2	4.0
Total	$ 318.4	$ 190.5	$ 127.9	$ 319.8	$ 176.6	$ 143.2

Amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions was $7.5 million and $15 million for the three and six months ended June 30, 2012, respectively, and $7.6 million and $15.2 million for the three and six months ended July 2, 2011, respectively.

The estimated amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions for the remainder of the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense
Remainder of 2012	$ 14.8
2013	28.2
2014	24.5
2015	21.0
2016	19.4

Note 5. Debt

The fair value of the Company’s long-term debt is estimated primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings approximates carrying value. The fair value of the Company’s total debt was $1.44 billion at June 30, 2012 and $1.22 billion at December 31, 2011. Fair value amounts were determined primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

As of June 30, 2012, the Company was in compliance with its financial covenants.

Note 6. Pension and Other Postretirement Benefits

Defined Benefit Plans

The Company sponsors a number of defined benefit plans covering eligible U.S. employees and employees in certain other countries. The Company is also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, local laws and regulations. The Company has not incurred significant costs related to performance under termination indemnity arrangements and therefore their associated costs are not included in the disclosures below.

Avery Dennison Corporation

The following table sets forth the components of net periodic benefit cost, recorded in income from continuing operations, for the Company’s defined benefit plans:

	Pension Benefits
	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$ .1	$ 2.3	$ –	$ 3.0	$ .2	$ 4.6	$ .1	$ 5.8
Interest cost	9.7	6.2	10.1	6.8	19.4	12.3	20.1	13.4
Expected return on plan assets	(11.5)	(5.6)	(11.3)	(6.3)	(23.0)	(11.1)	(22.6)	(12.4)
Recognized net actuarial loss	3.5	.9	2.1	1.0	6.9	1.7	4.0	2.0
Amortization of prior service cost	.1	.1	.1	.1	.2	.2	.2	.2
Amortization of transition asset	–	(.2)	–	(.2)	–	(.3)	–	(.3)
Net periodic benefit cost	$ 1.9	$ 3.7	$ 1.0	$ 4.4	$ 3.7	$ 7.4	$ 1.8	$ 8.7

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$ –	$ .5	$ –	$ .9
Interest cost	.1	.5	.2	1.0
Recognized net actuarial loss	.6	.4	1.2	.9
Amortization of prior service cost (credit)	(1.2)	(.5)	(2.4)	(1.0)
Net periodic benefit cost (credit)	$ (.5)	$ .9	$ (1.0)	$ 1.8

The Company makes contributions to these plans that are sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, that management determines to be appropriate. The Company contributed $26.9 million and $26.8 million to its U.S. pension plans during the six months ended June 30, 2012 and July 2, 2011, respectively. The Company contributed $1.4 million and $.9 million to its U.S. postretirement health benefit plan during the six months ended June 30, 2012 and July 2, 2011, respectively. The Company contributed approximately $10 million to its international pension plans during both the six months ended June 30, 2012 and July 2, 2011. All of these contributions were made to meet minimum funding requirements.

Defined Contribution Plans

The Company sponsors various defined contribution plans worldwide, with the largest plan being the Avery Dennison Corporation Savings Plan (“Savings Plan”), a 401(k) plan covering its U.S. employees. The Company recognized expense from continuing operations of $6.5 million and $13.4 million during the three and six months ended June 30, 2012 and $5.3 million and $13.4 million during the three and six months ended July 2, 2011, respectively, related to its contributions and match of participant contributions to the Savings Plan. Prior to the termination of the Company’s Employee Stock Benefit Trust (“ESBT”) on July 21, 2011, these contributions were funded using shares of the Company’s common stock held in the ESBT. Subsequent to the termination of the ESBT, these contributions have been funded using shares of the Company’s common stock held in treasury.

Note 7. Research and Development

Research and development expense from continuing operations for the three and six months ended June 30, 2012 was $27.9 million and $53.7 million, respectively. For the three and six months ended July 2, 2011, research and development expense was $22.7 million and $45 million, respectively. Research and development expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 8. Stock-Based Compensation

Stock-based compensation expense from continuing operations related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock was $8.6 million and $19.4 million for the three and six months ended June 30, 2012, respectively, and $8.3 million and $19.3 million for the three and six months ended July 2, 2011, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

In February and April 2012, the Company granted its annual stock-based compensation awards to eligible employees and non-employee directors, respectively. Awards granted to retirement-eligible employees vest in full upon retirement; awards to these employees are accounted for as though the awards were fully vested at the date of grant.

Avery Dennison Corporation

As of June 30, 2012, the Company had approximately $79 million of unrecognized compensation expense from continuing operations related to unvested stock options, PUs, RSUs and restricted stock granted under the Company’s plans. The unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service period of approximately two years for stock options, PUs, and RSUs, and two months for restricted stock.

Note 9. Cost Reduction Actions

2012 Program

During the first six months of 2012, the Company recorded $18.9 million in restructuring charges, consisting of severance and related costs for the reduction of approximately 420 positions and asset impairment charges. At June 30, 2012, approximately 50 employees impacted by this program remained with the Company.

2011 Actions

In 2011, the Company recorded approximately $45 million in restructuring charges, consisting of severance and related costs for the reduction of approximately 910 positions, asset impairment charges, and lease cancellation costs. At June 30, 2012, no employees impacted by these actions remained with the Company.

Severance and lease cancellation costs under these restructuring actions were recorded in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairments were based on the estimated market value of the assets.

Restructuring charges and payments/settlements during the first six months of 2012 were as follows:

(In millions)	Accrual at December 31, 2011	Charges (Reversals), net	Cash Payments	Non-cash Settlements	Foreign Currency Translation	Accrual at June 30, 2012
2012 Program
Severance and related costs	$ –	$ 16.4	$ (6.9)	$ –	$ –	$ 9.5
Asset impairment	–	2.5	–	(2.5)	–	–
2011 Actions
Severance and related costs	12.7	(.9)	(11.4)	–	.1	.5
Lease cancellation costs	1.8	(.2)	(1.3)	–	–	.3
Q3 2010 – Q4 2010 Actions
Severance and related costs	.2	–	(.2)	–	–	–
	$ 14.7	$ 17.8	$ (19.8)	$ (2.5)	$ .1	$ 10.3

The table below shows the total amount of costs incurred by reportable segment and other businesses in connection with these restructuring actions for the periods shown below. Restructuring costs in continuing operations are included in “Other expense, net” in the unaudited Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Restructuring costs by reportable segment and other businesses
Pressure-sensitive Materials	$ 7.6	$ 4.3	$ 9.8	$ 7.7
Retail Branding and Information Solutions	2.0	2.4	4.5	4.3
Other specialty converting businesses	.9	.6	3.5	1.2
Continuing operations	10.5	7.3	17.8	13.2
Discontinued operations	–	–	–	.3
	$ 10.5	$ 7.3	$ 17.8	$ 13.5

Note 10. Financial Instruments

The Company enters into certain foreign exchange hedge contracts to reduce its risk from exchange rate fluctuations associated with

Avery Dennison Corporation

receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the U.S. The Company enters into certain interest rate contracts to help manage its exposure to interest rate fluctuations. The Company also enters into certain natural gas and other commodity futures contracts to hedge price fluctuations for a portion of its anticipated domestic purchases. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is 24 months.

As of June 30, 2012, the aggregate U.S. dollar equivalent notional value of the Company’s outstanding commodity contracts and foreign exchange contracts was $5.5 million and $1.37 billion, respectively.

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

The following table provides the balances and locations of derivatives as of June 30, 2012:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$ 6.9	Other current liabilities	$ 5.6
Commodity contracts			Other current liabilities	1.9
Commodity contracts			Long-term retirement benefits and other liabilities	.1
		$ 6.9		$ 7.6

The following table provides the balances and locations of derivatives as of December 31, 2011:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$ 6.5	Other current liabilities	$ 15.7
Commodity contracts			Long-term retirement benefits and other liabilities	2.9
		$ 6.5		$ 18.6

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings, resulting in no net material impact to income.

The following table provides the components of the gain (loss) recognized in income related to fair value hedge contracts. The corresponding gains or losses on the underlying hedged items approximated the net gain or (loss) on these fair value hedge contracts.

		Three Months Ended		Six Months Ended
(In millions)	Location of Gain (Loss) in Income	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Foreign exchange contracts	Cost of products sold	$ (.1)	$ .1	$ (.6)	$ .8
Foreign exchange contracts	Marketing, general and administrative expense	(9.7)	(6.8)	(1.4)	(2.0)
		$ (9.8)	$ (6.7)	$ (2.0)	$ (1.2)

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

Avery Dennison Corporation

Amounts recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Foreign exchange contracts	$ (.7)	$ (.6)	$ (2.8)	$ (.4)
Commodity contracts	.2	(.4)	(.8)	(.6)
	$ (.5)	$ (1.0)	$ (3.6)	$ (1.0)

Amounts reclassified from “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

		Three Months Ended		Six Months Ended
(In millions)	Location of Loss in Income	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Foreign exchange contracts	Cost of products sold	$ (.1)	$ –	$ (2.2)	$ (.4)
Commodity contracts	Cost of products sold	(.7)	(.5)	(1.7)	(1.5)
Interest rate contracts	Interest expense	(1.0)	(1.0)	(2.1)	(1.9)
		$ (1.8)	$ (1.5)	$ (6.0)	$ (3.8)

The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was not significant for the three and six months ended June 30, 2012 and July 2, 2011, respectively.

As of June 30, 2012, the Company expects a net loss of approximately $6 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months. See Note 13, “Comprehensive Income,” for more information.

Note 11. Taxes Based on Income

The effective tax rate for continuing operations was approximately 33% and 31% for the three and six months ended June 30, 2012, respectively, and approximately 39% and 40% for the three and six months ended July 2, 2011, respectively. The effective tax rate for the three and six months ended June 30, 2012 included discrete tax benefits of $2.7 million and $6.4 million, respectively, for releases of certain tax reserves due to lapses of applicable statutory periods and adjustments to foreign income taxes. The effective tax rate for the three and six months ended July 2, 2011 included discrete tax expense items of $2.9 million and $6.2 million, respectively, primarily related to an adjustment to foreign income taxes and increases in certain tax reserves and allowances.

The following table summarizes the Company’s income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rates:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Income from continuing operations before taxes	$ 77.0	$ 87.1	$ 142.1	$ 149.7
Provision for income taxes	25.7	34.0	44.5	59.7
Effective tax rate	33%	39%	31%	40%

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

It is reasonably possible that, during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions of approximately $9 million, primarily as a result of cash payments and closing tax years. The Company anticipates that it is reasonably possible that cash payments of up to $1 million relating to gross uncertain tax positions could be paid within the next 12 months.

In addition, the Company expects to make cash payments of approximately $10 million as a result of the settlement of certain foreign tax audits that has been agreed with tax authorities but not finally assessed as of June 30, 2012.

Avery Dennison Corporation

Note 12. Net Income Per Share

Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
(A) Income from continuing operations	$ 51.3	$ 53.1	$ 97.6	$ 90.0
(B) Income from discontinued operations	12.9	20.2	10.5	28.1
(C) Net income available to common shareholders	$ 64.2	$ 73.3	$ 108.1	$ 118.1
(D) Weighted-average number of common shares outstanding	103.4	105.7	104.6	105.6
Dilutive shares (additional common shares issuable under employee stock-based awards)	.9	1.2	.7	1.2
(E) Weighted-average number of common shares outstanding, assuming dilution	104.3	106.9	105.3	106.8
Net income per common share:
Continuing operations (A) ÷ (D)	$ .50	$ .50	$ .93	$ .85
Discontinued operations (B) ÷ (D)	.12	.19	.10	.27
Net income per common share (C) ÷ (D)	$ .62	$ .69	$ 1.03	$ 1.12
Net income per common share, assuming dilution:
Continuing operations (A) ÷ (E)	$ .49	$ .50	$ .93	$ .84
Discontinued operations (B) ÷ (E)	.13	.19	.10	.27
Net income per common share, assuming dilution (C) ÷ (E)	$ .62	$ .69	$ 1.03	$ 1.11

Certain employee stock-based awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Employee stock-based awards excluded from the computation totaled approximately 11 million shares and 12 million shares for the three and six months ended June 30, 2012, respectively, and approximately 10 million shares and 11 million shares for the three and six months ended July 2, 2011, respectively.

Note 13. Comprehensive Income

The components of “Accumulated other comprehensive loss” (net of tax, with the exception of the foreign currency translation adjustment) in the unaudited Condensed Consolidated Balance Sheets were as follows:

(In millions)	June 30, 2012	December 31, 2011
Foreign currency translation adjustment	$ 100.0	$ 137.8
Net actuarial loss, prior service cost and net transition assets, less amortization	(389.1)	(394.1)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(4.5)	(6.9)
Accumulated other comprehensive loss	$ (293.6)	$ (263.2)

The change in “Accumulated other comprehensive loss” for the six months ended June 30, 2012 was as follows:

(In millions)
Beginning accumulated other comprehensive loss	$ (263.2)
Other comprehensive (loss) income, net of tax	(30.4)
Ending accumulated other comprehensive loss	$ (293.6)

Avery Dennison Corporation

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, for the six months ended June 30, 2012, were as follows:

(In millions)
Beginning accumulated derivative loss	$ (6.9)
Net loss reclassified to earnings	3.7
Net change in the revaluation of hedging transactions	(1.3)
Ending accumulated derivative loss	$ (4.5)

The following table sets forth the tax expense allocated to each component of other comprehensive income:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net actuarial loss, prior service cost and net transition asset	$ 1.3	$ 1.1	$ 2.6	$ 2.7
Effective portion of gains or losses on cash flow hedges	.7	.2	1.4	1.7
Income tax expense related to items of other comprehensive income	$ 2.0	$ 1.3	$ 4.0	$ 4.4

Note 14. Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of June 30, 2012:

Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Available for sale securities	$ 12.5	$ 8.5	$ 4.0	$ –
Derivative assets	6.9	–	6.9	–

Liabilities
Derivative liabilities	$ 7.6	$ 2.0	$ 5.6	$ –

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2011:

Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Available for sale securities	$ 12.4	$ 4.2	$ 8.2	$ –
Derivative assets	6.5	–	6.5	–

Liabilities
Derivative liabilities	$ 18.6	$ 2.9	$ 15.7	$ –

Available for sale securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of June 30, 2012, available for sale securities of $5.6 million and $6.9 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2011, available for sale securities of $1.4 million and $11 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed

Avery Dennison Corporation

Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Derivatives measured based on inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

Non-recurring Fair Value Measurements

For the six months ended July 2, 2011, long-lived assets with carrying amounts totaling $4.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $3.1 million, which was included in “Other expense, net” in the unaudited Consolidated Statements of Income. Of the $1.3 million, $1.1 million was primarily based on Level 2 inputs and $.2 million was primarily based on Level 3 inputs. These assets were in both reportable segments and other specialty converting businesses.

Note 15. Commitments and Contingencies

Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of the Company’s business. The Company has accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated. Because of the uncertainties associated with claims resolution and litigation, future expense to resolve these matters could be higher than the liabilities accrued by the Company; however, the Company is unable to reasonably estimate a range of potential expenses. If information becomes available that allows the Company to reasonably estimate the range of potential expenses in an amount higher or lower than what it has accrued, the Company will adjust its accrued liabilities accordingly. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of expense for resolving any future matters will be assessed as they arise; until then, a range of potential expense for such resolution cannot be determined. Based upon current information, management believes that the impact of the resolution of these other matters is not, individually or in the aggregate, material to the Company’s financial position, results of operations or cash flows.

Environmental

As of June 30, 2012, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed. The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The activity for the six months ended June 30, 2012 related to environmental liabilities was as follows:

(In millions)
Balance at December 31, 2011	$ 40.6
Charges (reversals), net	(3.5)
Payments	(2.5)
Balance at June 30, 2012	$ 34.6

As of June 30, 2012, approximately $8 million of the total balance was classified as short-term.

These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors.

Other

On February 20, 2012, the Company entered into a 15-year lease commitment in the Netherlands for an aggregate amount of approximately $60 million. The Company expects to commence the lease in February 2014.

On September 9, 2005, the Company completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used

Avery Dennison Corporation

primarily for the headquarters and research center for its Label and Packaging Materials division. The facility consists generally of land, buildings, equipment and office furnishings. The Company leases the facility under an operating lease arrangement, which contains a residual value guarantee of $31.5 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $11.5 million (collectively, the “Guarantee”). At the end of the lease term, the Company has an option to purchase the facility at an amount equivalent to the value of the Guarantee. The Company also has an option to remarket the facility at an amount at least equivalent to the Guarantee if the value of the facility is above a certain threshold. However, if the value of the facility is below the threshold, the Company may be required to pay the lessor an amount equivalent to the residual value guarantee. During the second quarter of 2011, the Company estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term. The carrying amount of the shortfall was approximately $10 million at June 30, 2012, of which approximately $9 million was included in “Long-term retirement benefits and other liabilities” and approximately $1 million was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

The Company participates in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions. These advances are guaranteed by the Company. At June 30, 2012, the Company had guaranteed approximately $17 million.

As of June 30, 2012, the Company guaranteed approximately $450 million of certain of its subsidiaries’ lines of credit with various financial institutions and up to approximately $9 million of certain of its subsidiaries’ obligations to their suppliers.

Note 16. Segment Information

Financial information by reportable segment and other businesses from continuing operations is set forth below.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales to unaffiliated customers
Pressure-sensitive Materials	$ 1,009.2	$ 1,006.2	$ 1,999.4	$ 2,015.6
Retail Branding and Information Solutions	388.6	396.5	745.9	771.7
Other specialty converting businesses	134.5	142.1	270.3	284.0
Net sales to unaffiliated customers	$ 1,532.3	$ 1,544.8	$ 3,015.6	$ 3,071.3
Intersegment sales
Pressure-sensitive Materials	$ 21.7	$ 22.4	$ 44.2	$ 44.6
Retail Branding and Information Solutions	.8	.3	1.2	.5
Other specialty converting businesses	13.8	9.7	25.6	21.9
Intersegment sales	$ 36.3	$ 32.4	$ 71.0	$ 67.0
Income from continuing operations before taxes
Pressure-sensitive Materials	$ 84.4	$ 86.4	$ 171.8	$ 169.9
Retail Branding and Information Solutions	18.7	25.1	25.9	37.3
Other specialty converting businesses	3.9	3.4	3.8	1.4
Corporate expense	(11.4)	(10.1)	(22.5)	(23.5)
Interest expense	(18.6)	(17.7)	(36.9)	(35.4)
Income from continuing operations before taxes	$ 77.0	$ 87.1	$ 142.1	$ 149.7
Other expense, net by reportable segment and other businesses
Pressure-sensitive Materials	$ 7.0	$ 4.3	$ 9.2	$ 7.7
Retail Branding and Information Solutions	2.0	2.4	4.5	2.7
Other specialty converting businesses	.9	.6	3.5	1.2
Corporate	1.6	1.0	2.0	1.0
Other expense, net	$ 11.5	$ 8.3	$ 19.2	$ 12.6
Other expense, net by type
Restructuring costs:
Severance and related costs	$ 9.8	$ 7.1	$ 15.6	$ 9.9
Asset impairment and lease cancellation charges (reversals), net	.7	.2	2.2	3.3
Other items:
Legal settlement	–	–	–	(1.6)
Gain on sale of product line	(.6)	–	(.6)	–
OCP divestiture-related costs	1.6	1.0	2.0	1.0
Other expense, net	$ 11.5	$ 8.3	$ 19.2	$ 12.6

Avery Dennison Corporation

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

We use the following non-GAAP financial measures:

•

Organic sales change refers to the increase or decrease in sales excluding the estimated impact of foreign currency translation, acquisitions, and divestitures, as applicable. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to remove the effect of foreign currency fluctuations.

•

Free cash flow refers to cash flow from operations, less net payments for capital expenditures, software and other deferred charges, plus (minus) net proceeds from sales (purchases) of investments. Free cash flow excludes mandatory debt service requirements and other uses of cash that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases, and certain effects of acquisitions and divestitures).

•

Operational working capital refers to trade accounts receivable and inventories, net of accounts payable. This non-GAAP financial measure excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this discussion are “forward-looking statements” and are subject to certain risks and uncertainties. Refer to our “Safe Harbor Statement” at the beginning of this report.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Divestitures

In December 2011, we signed a definitive agreement to sell our Office and Consumer Products (“OCP”) business to 3M Company (“3M”) for gross cash proceeds of $550 million, subject to adjustment in accordance with the terms of the agreement. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in the second half of 2012. We intend to use the net proceeds from the sale for short-term borrowings repayment, pension contributions, and share repurchases. We have classified the operating results of this business, together with certain costs associated with the divestiture transaction, as discontinued operations in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2012 and July 2, 2011. Assets and liabilities of this business are classified as “held for sale” in the unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011. The discontinued operations, which comprised substantially all of our previously reported OCP segment, had sales of approximately $179 million and $336 million for the first three and six months ended June 30, 2012, respectively, and approximately $203 million and $358 million for the first three and six months ended July 2, 2011, respectively. The operating results of the retained portion of the previously reported OCP segment, which are not significant, are included in our other specialty converting businesses for all periods presented.

Sales

Our sales decreased 1% and 2% in the second quarter and first six months of 2012, respectively, compared to the same periods in 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Estimated change in sales due to
Organic sales change	4%	(2)%	1%	3%
Foreign currency translation	(4)	5	(3)	3
Reported sales change (1)	(1)%	4%	(2)%	6%
(1)	Totals may not sum due to rounding.

Income from Continuing Operations

Income from continuing operations decreased approximately $2 million in the second quarter and increased approximately $8 million in the first six months of 2012 compared to the same periods in 2011.

Major factors affecting changes in income from continuing operations in the first six months of 2012 compared to the same period last year included:

Positive factors:

•	Benefit from productivity initiatives, including savings from restructuring actions
•	Lower effective tax rate
•	Pricing

Negative factors:

•	Higher employee-related costs
•	Raw material inflation
•	Impact of foreign currency translation

Cost Reduction Actions

2012 Program

During the first six months of 2012, we recorded $18.9 million in restructuring charges, consisting of severance and related costs for the reduction of approximately 420 positions and asset impairment charges. The majority of these charges related to the 2012 Program which we recently announced. We expect to complete the 2012 Program by mid-2013 and anticipate over $100 million in annualized savings, with approximately $15 million (net of transition costs) of the benefit expected to be realized in 2012 and the remainder to be primarily realized in 2013. In connection with this program, we expect to incur approximately $55 million in restructuring costs in 2012 and approximately $25 million in restructuring costs in 2013.

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

Avery Dennison Corporation

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further information.

Free Cash Flow

Free cash flow refers to funds available for uses of cash that do not directly or immediately support our underlying businesses, such as dividends, debt reductions, acquisitions, and share repurchases. We believe that this non-GAAP financial measure provides meaningful supplemental information to assist investors in their financial analysis of our company.

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net cash provided by (used in) operating activities	$ 41.0	$ (95.2)
Purchases of property, plant and equipment, net	(39.9)	(53.1)
Purchases of software and other deferred charges	(19.9)	(16.1)
Proceeds from sales (purchases) of investments, net (1)	4.2	(.7)
Free cash flow	$ (14.6)	$ (165.1)
(1)	Net proceeds from sales (purchases) of investments relate to net sales/purchases of securities held by our captive insurance company.

Free cash flow in the first six months of 2012 improved compared to the same period last year due to lower bonus payments and increased focus on working capital management. See “Analysis of Results of Operations” and “Liquidity” below for more information.

2012 Outlook

Certain factors that we believe may contribute to results for 2012 are listed below.

We expect sales on an organic basis and earnings from continuing operations to increase in 2012.

We expect contributions to our pension plans (both domestic and international) of at least $75 million in 2012, which excludes any additional contributions we may make using a portion of the net proceeds from the pending OCP sale.

We anticipate restructuring costs to continue in the next few years as we continue our cost reduction initiatives. For 2012, we estimate restructuring costs of approximately $55 million.

Our annual effective tax rate may be impacted by events including changes in tax laws, geographic income mix, repatriation of cash, tax audits, closure of tax years, legal entity restructuring, and changes in valuation allowances on deferred tax assets. Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements and the recognition of discrete events.

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

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

Income from Continuing Operations Before Taxes

	Three Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net sales	$ 1,532.3	$ 1,544.8
Cost of products sold	1,132.5	1,148.4
Gross profit	399.8	396.4
Marketing, general and administrative expense	292.7	283.3
Interest expense	18.6	17.7
Other expense, net	11.5	8.3
Income from continuing operations before taxes	$ 77.0	$ 87.1

As a Percent of Net Sales:
Gross profit	26.1%	25.7%
Marketing, general and administrative expense	19.1	18.3
Income from continuing operations before taxes	5.0	5.6

Net Sales

Sales in the second quarter of 2012 declined approximately 1% compared to the same period last year, as higher sales on an organic basis were more than offset by the unfavorable impact of foreign currency translation. On an organic basis, sales grew 4% driven primarily by increased demand in the Pressure-sensitive Materials segment and our other specialty converting businesses.

Refer to “Results of Operations by Reportable Segment for the Second Quarter” for further information.

Gross Profit Margin

Gross profit margin for the second quarter of 2012 improved compared to the same period last year, as the benefits from productivity initiatives and higher volume were partially offset by higher employee-related costs and the unfavorable impact of foreign currency translation. The net impact of pricing and changes in raw material costs was modest as commodity costs were relatively stable during the period.

Marketing, General and Administrative Expense

The increase in marketing, general and administrative expense in the second quarter of 2012 compared to the same period last year primarily reflected higher employee-related costs, partially offset by the benefits from productivity initiatives and foreign currency translation.

Other Expense, net

	Three Months Ended
(In millions)	June 30, 2012	July 2, 2011
Other expense, net by type
Restructuring costs:
Severance and related costs	$ 9.8	$ 7.1
Asset impairment charges and lease cancellation costs (reversals), net	.7	.2
Other items:
Gain on sale of product line	(.6)	–
OCP divestiture-related costs	1.6	1.0
Other expense, net	$ 11.5	$ 8.3

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	June 30, 2012	July 2, 2011
Income from continuing operations before taxes	$ 77.0	$ 87.1
Provision for income taxes	25.7	34.0
Income from continuing operations	51.3	53.1
Income from discontinued operations, net of tax	12.9	20.2
Net income	$ 64.2	$ 73.3
Net income per common share	$ .62	$ .69
Net income per common share, assuming dilution	$ .62	$ .69
Net income as a percent of sales	4.2%	4.7%

Percent change (as compared to the same period in prior year) in:
Net income	(12.4)%	(12.5)%
Net income per common share	(10.1)	(12.7)
Net income per common share, assuming dilution	(10.1)	(11.5)

Provision for Income Taxes

The effective tax rate for continuing operations was approximately 33% for the second quarter ended June 30, 2012 compared to approximately 39% for the same period in 2011. The effective tax rate for the second quarter of 2012 included a discrete tax benefit of $2.7 million for adjustments to foreign income taxes. The effective tax rate for the second quarter of 2011 included a discrete tax expense of $2.9 million, primarily related to increases in certain tax reserves and allowances. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials Segment

	Three Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net sales including intersegment sales	$ 1,030.9	$ 1,028.6
Less intersegment sales	(21.7)	(22.4)
Net sales	$ 1,009.2	$ 1,006.2
Operating income (1)	84.4	86.4
(1) Included costs associated with restructuring in both years, and gain on sale of product line in 2012	$ 7.0	$ 4.3

Net Sales

Sales in our Pressure-sensitive Materials segment in the second quarter of 2012 were approximately equal to sales in the same period last year, as the unfavorable impact of foreign currency translation offset higher sales on an organic basis. On an organic basis, sales grew 6% reflecting higher volume, partially offset by pricing.

On an organic basis, sales in our Label and Packaging Materials business in the second quarter of 2012 increased at a mid single-digit rate compared to the same period last year, as higher volume was partially offset by pricing.

On an organic basis, sales in our Graphics and Reflective Solutions business in the second quarter of 2012 decreased at a low single-digit rate compared to the same period last year as the benefit from pricing was more than offset by lower volume.

Operating Income

Decreased operating income in the second quarter of 2012 primarily reflected higher employee-related costs (including incentive compensation), the unfavorable impact of foreign currency translation, and higher restructuring costs, partially offset by higher volume and the benefit from productivity initiatives. The net impact of pricing and changes in raw material costs was modest as commodity costs were relatively stable during the period.

Avery Dennison Corporation

Retail Branding and Information Solutions Segment

	Three Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net sales including intersegment sales	$ 389.4	$ 396.8
Less intersegment sales	(.8)	(.3)
Net sales	$ 388.6	$ 396.5
Operating income (1)	18.7	25.1
(1) Included costs associated with restructuring in both years	$ 2.0	$ 2.4

Net Sales

Sales in our Retail Branding and Information Solutions segment decreased 2% in the second quarter of 2012 compared to the same period last year, primarily due to the unfavorable impact of foreign currency translation. On an organic basis, sales were approximately the same as the same period last year, due to weak demand reflecting continued caution from retailers and brands in the U.S. and Europe.

Operating Income

Decreased operating income in the second quarter of 2012 primarily reflected wage inflation and lower volume, partially offset by the benefits from productivity initiatives.

Other specialty converting businesses

	Three Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net sales including intersegment sales	$ 148.3	$ 151.8
Less intersegment sales	(13.8)	(9.7)
Net sales	$ 134.5	$ 142.1
Operating income (1)	3.9	3.4
(1) Included costs associated with restructuring in both years	$ .9	$ .6

Net Sales

Sales in our other specialty converting businesses decreased 5% in the second quarter of 2012 compared to the same period last year, reflecting the impact of a product line divestiture in the fourth quarter of 2011 and the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis. On an organic basis, sales grew 2% as a result of increased volume.

Operating Income

Increased operating income in the second quarter of 2012 reflected the benefits from productivity initiatives and higher volume, partially offset by higher employee-related costs, raw material inflation, pricing, the impact of a prior year product line divestiture, and the unfavorable impact of foreign currency translation.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

Income Before Taxes

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net sales	$ 3,015.6	$ 3,071.3
Cost of products sold	2,228.2	2,275.4
Gross profit	787.4	795.9
Marketing, general and administrative expense	589.2	598.2
Interest expense	36.9	35.4
Other expense, net	19.2	12.6
Income from continuing operations before taxes	$ 142.1	$ 149.7

As a Percent of Net Sales:
Gross profit	26.1%	25.9%
Marketing, general and administrative expense	19.5	19.5
Income from continuing operations before taxes	4.7	4.9

Avery Dennison Corporation

Net Sales

Sales decreased 2% in the first six months of 2012 compared to the same period last year, reflecting the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis. On an organic basis, sales grew 1%, reflecting increased demand in the Pressure-sensitive Materials segment and our other specialty converting businesses, partially offset by volume declines in the Retail Branding and Information Solutions segment.

Refer to “Results of Operations by Reportable Segment for the Six Months Year-to-Date” for further information.

Gross Profit Margin

Gross profit margin for the first six months of 2012 improved compared to the same period last year, as the benefits from productivity initiatives and pricing were partially offset by higher employee-related costs, raw material inflation, and the unfavorable impact of foreign currency translation.

Marketing, General and Administrative Expense

The decrease in marketing, general and administrative expense in the first six months of 2012 compared to the same period last year primarily reflected the benefits from productivity initiatives and the favorable impact of foreign currency translation, partially offset by higher employee-related costs.

Other Expense, net

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Other expense, net by type
Restructuring costs:
Severance and related costs	$ 15.6	$ 9.9
Asset impairment charges and lease cancellation costs (reversals), net	2.2	3.3
Other items:
Legal settlement	–	(1.6)
Gain on sale of product line	(.6)	–
OCP divestiture-related costs	2.0	1.0
Other expense, net	$ 19.2	$ 12.6

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts)	June 30, 2012	July 2, 2011
Income from continuing operations before taxes	$ 142.1	$ 149.7
Provision for income taxes	44.5	59.7
Income from continuing operations	97.6	90.0
Income from discontinued operations, net of tax	10.5	28.1
Net income	$ 108.1	$ 118.1
Net income per common share	$ 1.03	$ 1.12
Net income per common share, assuming dilution	$ 1.03	$ 1.11
Net income as a percent of sales	3.6%	3.8%

Percent change (as compared to the same period in prior year) in:
Net income	(8.5)%	(14.7)%
Net income per common share	(8.0)	(15.3)
Net income per common share, assuming dilution	(7.2)	(14.6)

Avery Dennison Corporation

Provision for Income Taxes

The effective tax rate for continuing operations was approximately 31% for the six months ended June 30, 2012 compared to approximately 40% for the six months ended July 2, 2011. The effective tax rate for the first six months of 2012 included discrete tax benefits of $6.4 million for releases of certain tax reserves due to lapses of applicable statutory periods and adjustments to foreign income taxes. The effective tax rate for the first six months of 2011 included discrete tax expense items of $6.2 million, primarily related to an adjustment to foreign income taxes and increases in certain tax reserves and allowances. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials Segment

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net sales including intersegment sales	$ 2,043.6	$ 2,060.2
Less intersegment sales	(44.2)	(44.6)
Net sales	$ 1,999.4	$ 2,015.6
Operating income (1)	171.8	169.9
(1) Included costs associated with restructuring in both years, and gain on sale of product line in 2012	$ 9.2	$ 7.7

Net Sales

Sales in our Pressure-sensitive Materials segment decreased 1% in the first six months of 2012 compared to the same period last year, as growth on an organic basis was more than offset by the unfavorable impact of foreign currency translation. On an organic basis, sales grew 3% as a result of higher volume.

On an organic basis, sales in our Label and Packaging Materials business in the first six months of 2012 grew at a low single-digit rate compared to the same period last year, primarily reflecting higher volume.

On an organic basis, sales in our Graphics and Reflective Solutions business in the first six months of 2012 increased at a low single-digit rate compared to the same period last year, primarily reflecting the benefit from pricing.

Operating Income

Increased operating income in the first six months of 2012 primarily reflected the benefits from productivity initiatives and higher volume, partially offset by higher employee-related costs (including incentive compensation) and the unfavorable impact of foreign currency translation.

Retail Branding and Information Solutions Segment

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net sales including intersegment sales	$ 747.1	$ 772.2
Less intersegment sales	(1.2)	(.5)
Net sales	$ 745.9	$ 771.7
Operating income (1)	25.9	37.3
(1) Included costs associated with restructuring in both years, and gain on legal settlement in 2011	$ 4.5	$ 2.7

Net Sales

Sales in our Retail Branding and Information Solutions segment decreased 3% in the first six months of 2012 compared to the same period last year, primarily due to lower sales on an organic basis and the unfavorable impact of foreign currency translation. On an organic basis, the sales decline of 2% primarily reflected lower unit demand from retailers and brands in the U.S. and Europe.

Avery Dennison Corporation

Operating Income

Decreased operating income in the first six months of 2012 primarily reflected wage inflation, lower volume, and the effect of a gain on a legal settlement in the prior year, partially offset by the benefits from productivity initiatives.

Other specialty converting businesses

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net sales including intersegment sales	$ 295.9	$ 305.9
Less intersegment sales	(25.6)	(21.9)
Net sales	$ 270.3	$ 284.0
Operating income (1)	3.8	1.4
(1) Included costs associated with restructuring in both years	$ 3.5	$ 1.2

Net Sales

Sales in our other specialty converting businesses decreased 5% in the first six months of 2012 compared to the same period last year, reflecting the impact of a product line divestiture in the fourth quarter of 2011 and the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis. On an organic basis, sales grew 1% primarily as a result of higher volume.

Operating Income

Increased operating income in the first six months of 2012 reflected the benefits from productivity initiatives and pricing, higher volume, and the impact in the prior year of a warehouse fire in Brazil, partially offset by higher employee-related costs (including incentive compensation), raw material inflation, higher costs associated with restructuring, and the impact of a prior year product line divestiture.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from (for) Operating Activities

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net income	$ 108.1	$ 118.1
Depreciation and amortization	110.6	123.3
Provision for doubtful accounts	9.4	7.4
Asset impairment and net loss on sale and disposal of assets	6.3	8.5
Stock-based compensation	21.4	20.7
Other non-cash items, net	21.0	21.5
Changes in assets and liabilities and other adjustments	(235.8)	(394.7)
Net cash provided by (used in) operating activities	$ 41.0	$ (95.2)

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first six months of 2012, cash flow provided by operating activities improved compared to same period last year due to lower bonus payments and increased focus on working capital management.

Cash Flow for Investing Activities

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Purchases of property, plant and equipment, net	$ (39.9)	$ (53.1)
Purchases of software and other deferred charges	(19.9)	(16.1)
Proceeds from sale of product line	.8	–
Proceeds from sales (purchases) of investments, net	4.2	(.7)
Net cash used in investing activities	$ (54.8)	$ (69.9)

Capital and Software Spending

During the first six months of 2012 and 2011, we invested in various capital projects company wide.

Information technology investments during the first six months of 2012 and 2011 included customer service and standardization initiatives.

Cash Flow (for) from Financing Activities

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net change in borrowings and payments of debt	$ 194.4	$ 229.7
Dividends paid	(56.3)	(53.4)
Share repurchases	(142.2)	(13.5)
Proceeds from exercise of stock options, net	4.7	3.0
Other	(2.2)	(5.4)
Net cash (used in) provided by financing activities	$ (1.6)	$ 160.4

Borrowings and Repayment of Debt

During the first six months of 2012, we increased our commercial paper and foreign short-term borrowings to support operational requirements and fund share repurchase activity given the seasonality of cash flow during the year. Refer to “Share Repurchases” below for more information.

Dividend Payments

Our dividend per share was $.54 in the first six months of 2012 compared to $.50 per share for the same period in the prior year.

Avery Dennison Corporation

In January 2012, we increased our quarterly dividend to $.27 per share, representing an 8% increase from our previous quarterly dividend of $.25 per share.

Share Repurchases

During the first six months of 2012, we repurchased approximately 4.8 million shares of our common stock at an aggregate cost of $142.2 million. As of June 30, 2012, approximately 1.1 million shares were authorized for repurchase under existing Board actions.

In December 2010, we executed the repurchase of approximately .3 million shares of our common stock for $13.5 million, which settled in January 2011.

On July 26, 2012, our Board of Directors authorized the repurchase of additional shares of our common stock in the total aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases).

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the first six months of 2012, goodwill decreased approximately $8 million to $752 million, which primarily reflected the impact of foreign currency translation.

In the first six months of 2012, other intangibles resulting from business acquisitions, net, decreased by $15.3 million to $146 million, which reflected amortization expense ($15 million), as well as the impact of foreign currency translation ($.3 million).

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the first six months of 2012, other assets increased by approximately $7 million to $439 million, which primarily reflected the capitalization of software and other deferred charges ($29 million), partially offset by amortization expense related to these assets ($18 million), a decrease in the cash surrender value of corporate-owned life insurance ($2 million), and the impact of foreign currency translation ($1 million).

Shareholders’ Equity Accounts

In the first six months of 2012, our shareholders’ equity decreased by $88 million to $1.57 billion, which primarily reflected an increase of our treasury stock from share repurchase activity, dividend payments and the unfavorable impact of foreign currency translation. These factors were partially offset by the positive impact of net income.

In the first six months of 2012, the balance of our treasury stock increased by approximately $113 million to $905 million, which reflected share repurchase activity ($142 million), partially offset by the use of treasury shares to settle exercises of stock options and vesting of restricted stock units ($15 million) and to fund our match of participant contributions in our U.S. defined contribution plan ($14 million).

Impact of Foreign Currency Translation

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Change in net sales	$ (87)	$ 76
Change in income from continuing operations	(4)	5

International operations generated approximately 72% of our net sales during the first six months of 2012. Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The effect of foreign currency translation on net sales in the first six months of 2012 compared to the first six months of 2011 primarily reflected an unfavorable impact from sales in European Union countries, Brazil and India, partially offset by a favorable impact from sales in China.

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

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities and net assets held for sale), as a percent of annualized net sales, decreased in the first six months of 2012 compared to the same period last year, primarily due to the reclassification of OCP net assets to held for sale, a decrease in net trade accounts receivable and inventories, and an increase in short-term and current portion of long-term debt, partially offset by a decrease in accrued liabilities and an increase in cash and cash equivalents.

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

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
(A) Working capital	$ (66.7)	$ 270.1
Reconciling items:
Cash and cash equivalents	(161.4)	(125.4)
Current deferred and refundable income taxes and other current assets	(225.6)	(317.2)
Short-term and current portion of long-term debt	671.5	611.8
Current deferred and payable income taxes and other current liabilities	498.5	569.4
(B) Operational working capital	$ 716.3	$ 1,008.7
(C) Annualized net sales (year-to-date sales, multiplied by two)	$ 6,031.2	$ 6,770.0 (1)
Working capital, as a percent of annualized net sales (A) ÷ (C)	(1.1)%	4.0%
Operational working capital, as a percent of annualized net sales (B) ÷ (C)	11.9%	14.9%
(1)	Annualized net sales for 2011 was not restated for discontinued operations.

As a percent of annualized sales, operational working capital for the first six months of 2012 decreased compared to the same period in the prior year. The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 59 days in both the first six months of 2012 and 2011, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months of 2012 and 2011, respectively. The current year average number of days sales outstanding reflected the timing of collection, partially offset by the effect of discontinued operations associated with the OCP business, which decreased the average number of days sales outstanding by approximately one day in the first six months of 2012.

Inventory Ratio

Average inventory turnover was 8.6 in the first six months of 2012 compared to 7.7 in the first six months of 2011, calculated using the

Avery Dennison Corporation

annualized cost of sales (cost of sales for the first six months multiplied by two) divided by the two-quarter average inventory balance for the first six months of 2012 and 2011, respectively. The increase in the average inventory turnover from prior year reflected the effect of discontinued operations associated with the OCP business, which increased the average inventory turnover by approximately .6, as well as the impact of higher inventory levels in the prior year and our continued focus on improving inventory management in the current year, which lowered inventory levels.

Accounts Payable Ratio

The average number of days payable outstanding was 64 days in the first six months of 2012 compared to 59 days in the first six months of 2011, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months of 2012 and 2011, respectively. The increase in the average number of days payable outstanding from prior year was primarily due to extensions in payment terms with suppliers across all regions, as well as the effect of discontinued operations associated with the OCP business, which approximated one day. These factors were partially offset by the timing of inventory purchases.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At June 30, 2012, we had cash and cash equivalents of approximately $161 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world. At June 30, 2012, substantially all of our cash and cash equivalents was held by our foreign subsidiaries. Our policy is to indefinitely reinvest the majority of the earnings of our foreign subsidiaries. To meet U.S. cash requirements, we have several cost-effective liquidity options available. These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating certain foreign earnings.

Our $675 million revolving credit facility (the “Revolver”), which supports our commercial paper programs, matures on December 22, 2016. Based upon our current outlook for our business and market conditions, we believe that the Revolver, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, will provide the liquidity to fund our operations during the next 12 months. As of June 30, 2012, no balances were outstanding under the Revolver.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $193 million in the first six months of 2012 to $1.37 billion compared to $1.18 billion at year end 2011, reflecting an increase in commercial paper and foreign short-term borrowings to support operational requirements and to fund share repurchase activity given the seasonality of cash flow during the year.

Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings. A downgrade of our short-term credit ratings below our current levels could impact our ability to access the commercial paper markets. If our access to commercial paper markets were to become limited, the Revolver and our other credit facilities would be available to meet our short-term funding requirements, if necessary. When determining a credit rating, the rating agencies place significant weight on our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team. We remain committed to retaining an investment grade rating.

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

Repurchases by the Company or “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities in the three fiscal months of the second quarter of 2012 are listed in the following table.

(Shares in thousands, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1, 2012 – April 28, 2012	925.9	$ 30.31	925.9
April 29, 2012 – May 26, 2012	397.6	$ 29.68	397.6
May 27, 2012 – June 30, 2012	1,082.1	$ 27.88	1,082.1
Total	2,405.6	$ 29.11	2,405.6	1,105.4

Repurchased shares may be reissued under the Company’s stock option and incentive plan or used for other corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certification of Incorporation is incorporated by reference to the Company’s Current Report on Form 8-K, filed April 29, 2011

Avery Dennison Corporation

Exhibit 3.2	Amended and Restated By-laws are incorporated by reference to the Company’s Current Report on Form 8-K, filed April 29, 2011
Exhibit 10.1	Avery Dennison Corporation Stock Option and Incentive Plan, amended and restated, is incorporated by reference to Exhibit A to the Company’s 2012 Proxy Statement on Schedule 14A, filed on March 9, 2012
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Extension Schema Document*
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document*
Exhibit 101.LAB	XBRL Extension Label Linkbase Document*
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document*
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document*

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
Chief Financial Officer
(Principal Financial Officer)

/s/ Lori J. Bondar
Lori J. Bondar
Vice President, Controller, and
Chief Accounting Officer
(Principal Accounting Officer)

August 6, 2012