Form 10-Q
period 2012-09-29
Avery Dennison Corp
filed 2012-11-06
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012.

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

Number of shares of $1 par value common stock outstanding as of October 27, 2012: 99,593,063

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2012 FORM 10-Q QUARTERLY REPORT

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent Quarterly Reports on Form 10-Q, and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; the financial condition and inventory strategies of customers; changes in customer order patterns; worldwide and local economic conditions in the regions in which we operate; fluctuations in cost and availability of raw materials; ability of the Company to generate sustained productivity improvement; ability of the Company to achieve and sustain targeted cost reductions; impact of competitive products and pricing; loss of significant contract(s) or customer(s); collection of receivables from customers; selling prices; business mix shift; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; integration of acquisitions and completion of planned dispositions; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; ability of the Company to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; changes in political conditions; impact of epidemiological events on the economy and the Company’s customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

The Company believes that the most significant risk factors that could affect its financial performance in the near-term include: (1) the impact of economic conditions on underlying demand for the Company’s products; (2) competitors’ actions, including pricing, expansion in key markets, and product offerings; and (3) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume.

The Company’s forward-looking statements are made only as of the date hereof.  By making these forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$190.7	$178.0
Trade accounts receivable, less allowances of $44.6 and $43.3 at September 29, 2012 and December 31, 2011, respectively	1,001.5	877.1
Inventories, net	532.7	475.1
Current deferred and refundable income taxes	132.9	117.4
Assets held for sale	475.0	454.9
Other current assets	116.2	116.3
Total current assets	2,449.0	2,218.8
Property, plant and equipment	2,861.9	2,868.0
Accumulated depreciation	(1,854.5)	(1,788.6)
Property, plant and equipment, net	1,007.4	1,079.4
Goodwill	761.8	759.3
Other intangibles resulting from business acquisitions, net	139.3	161.2
Non-current deferred income taxes	298.6	322.3
Other assets	446.3	431.7
	$5,102.4	$4,972.7
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$674.4	$227.1
Accounts payable	777.0	736.5
Current deferred and payable income taxes	69.7	81.8
Liabilities held for sale	147.0	154.5
Other current liabilities	485.9	447.2
Total current liabilities	2,154.0	1,647.1
Long-term debt	702.7	954.2
Long-term retirement benefits and other liabilities	521.6	587.1
Non-current deferred and payable income taxes	138.6	125.8
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value, authorized – 400,000,000 shares at September 29, 2012 and December 31, 2011; issued – 124,126,624 shares at September 29, 2012 and December 31, 2011; outstanding – 99,747,988 shares and 106,269,919 shares at September 29, 2012 and December 31, 2011, respectively	124.1	124.1
Capital in excess of par value	794.5	778.6
Retained earnings	1,890.0	1,810.5
Treasury stock at cost, 24,378,636 shares and 17,841,705 shares at September 29, 2012 and December 31, 2011, respectively	(982.9)	(791.5)
Accumulated other comprehensive loss	(240.2)	(263.2)
Total shareholders’ equity	1,585.5	1,658.5
	$5,102.4	$4,972.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$1,487.8	$1,500.4	$4,503.4	$4,571.7
Cost of products sold	1,095.8	1,133.5	3,324.0	3,408.9
Gross profit	392.0	366.9	1,179.4	1,162.8
Marketing, general and administrative expense	293.9	285.0	883.1	883.2
Interest expense	18.0	17.7	54.9	53.1
Other expense, net	21.9	18.1	41.1	30.7
Income from continuing operations before taxes	58.2	46.1	200.3	195.8
Provision for income taxes	20.1	10.7	64.6	70.4
Income from continuing operations	38.1	35.4	135.7	125.4
Income from discontinued operations, net of tax	20.2	14.4	30.7	42.5
Net income	$58.3	$49.8	$166.4	$167.9

Per share amounts:
Net income per common share:
Continuing operations	$.38	$.33	$1.31	$1.19
Discontinued operations	.20	.14	.30	.40
Net income per common share	$.58	$.47	$1.61	$1.59
Net income per common share, assuming dilution:
Continuing operations	$.37	$.33	$1.30	$1.17
Discontinued operations	.20	.14	.30	.40
Net income per common share, assuming dilution	$.57	$.47	$1.60	$1.57
Dividends	$.27	$.25	$.81	$.75

Average shares outstanding:
Common shares	101.1	106.0	103.4	105.7
Common shares, assuming dilution	102.2	106.6	104.2	106.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$58.3	$49.8	$166.4	$167.9
Other comprehensive income, before tax:
Foreign currency translation adjustment	58.1	(99.2)	20.3	(33.5)
Net actuarial (loss) gain, prior service cost and net transition asset	(10.1)	3.2	(2.5)	11.0
Effective portion of gains on cash flow hedges	2.4	2.1	6.2	6.7
Other comprehensive income (loss), before tax	50.4	(93.9)	24.0	(15.8)
Income tax (benefit) expense related to items of other comprehensive income	(3.0)	.9	1.0	5.3
Other comprehensive income (loss), net of tax	53.4	(94.8)	23.0	(21.1)
Total comprehensive income (loss), net of tax	$111.7	$(45.0)	$189.4	$146.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011

Operating Activities
Net income	$166.4	$167.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111.2	126.8
Amortization	52.9	57.9
Provision for doubtful accounts	16.7	12.7
Asset impairment and net loss on sale and disposal of assets	7.6	9.4
Stock-based compensation	30.7	29.9
Other non-cash expense and loss	32.3	33.2
Other non-cash income and gain	–	(1.9)
Changes in assets and liabilities and other adjustments	(203.7)	(315.9)
Net cash provided by operating activities	214.1	120.0

Investing Activities
Purchases of property, plant and equipment, net	(56.9)	(76.1)
Purchases of software and other deferred charges	(35.9)	(19.1)
Proceeds from sale of product line	.8	–
Proceeds from sales (purchases) of investments, net	4.6	(1.0)
Other	–	5.0
Net cash used in investing activities	(87.4)	(91.2)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	195.4	57.1
Payments of debt (maturities longer than 90 days)	(1.4)	(1.3)
Dividends paid	(83.5)	(80.0)
Share repurchases	(228.2)	(13.5)
Proceeds from exercise of stock options, net	5.6	3.9
Other	(2.3)	(5.7)
Net cash used in financing activities	(114.4)	(39.5)

Effect of foreign currency translation on cash balances	.4	2.9
Increase (decrease) in cash and cash equivalents	12.7	(7.8)
Cash and cash equivalents, beginning of year	178.0	127.5
Cash and cash equivalents, end of period	$190.7	$119.7

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

Fiscal Period

The third quarters of 2012 and 2011 consisted of thirteen-week periods ending September 29, 2012 and October 1, 2011, respectively. The interim results of operations are not necessarily indicative of future financial results.

Financial Presentation

Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2.  Discontinued Operations and Exit of Product Lines

Discontinued Operations

In December 2011, the Company signed a definitive agreement to sell its Office and Consumer Products (“OCP”) business to 3M Company (“3M”) for gross cash proceeds of $550 million, subject to adjustment in accordance with the terms of the agreement.  This business comprises substantially all of the Company’s previously reported OCP segment. On October 3, 2012, the Company and 3M mutually agreed to terminate the definitive agreement.  The Company continues to pursue the divestiture of the OCP business.

The Company has classified the operating results from the OCP business, together with certain costs associated with the planned divestiture, as discontinued operations in the unaudited Consolidated Statements of Income for the three and nine months ended September 29, 2012 and October 1, 2011.  Assets and liabilities of this business are classified as “held for sale” in the unaudited Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011.

The operating results of these discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$213.1	$218.7	$549.1	$576.9
Income before taxes	$30.7	$24.8	$46.3	$53.3
Provision for income taxes	10.5	10.4	15.6	10.8
Income from discontinued operations, net of tax	$20.2	$14.4	$30.7	$42.5

The comparison of the operating results to the respective prior periods are affected primarily by a number of factors, including the cessation of depreciation and amortization in the current period as the assets of the business were classified as “held for sale,” the elimination of certain corporate cost allocations, and the inclusion of certain divestiture-related costs.

Net sales of the Company’s continuing operations to its discontinued operations were $21.4 million and $62.7 million for the three and nine months ended September 29, 2012, respectively, and $19.5 million and $64 million for the three and nine months ended October 1, 2011, respectively.  These sales have been included in “Net sales” in the unaudited Consolidated Statements of Income.

Exit of Product Lines

In the third quarter of 2012, the Company exited the product lines in the retained portion of the previously reported OCP segment, incurring exit costs of $2.1 million (included in “Other expense, net” in the unaudited Consolidated Statements of Income).  The operating results of these product lines, which are not significant, are included in other specialty converting businesses for all periods presented.

Avery Dennison Corporation

The carrying values of the major classes of assets and liabilities related to these discontinued operations were as follows:

(In millions)	September 29, 2012	December 31, 2011
Assets
Trade accounts receivable, net	$116.1	$117.7
Inventories, net	66.5	50.9
Other current assets	9.3	5.9
Total current assets	191.9	174.5
Property, plant and equipment, net	77.2	74.2
Goodwill	166.8	166.0
Other intangibles resulting from business acquisitions, net	32.1	32.9
Other assets	7.0	7.3
	$475.0	$454.9
Liabilities
Short-term borrowings	$–	$1.1
Accounts payable	31.8	34.7
Other current liabilities	102.2	105.1
Total current liabilities	134.0	140.9
Non-current liabilities	13.0	13.6
	$147.0	$154.5

Note 3.  Inventories

Inventories consisted of:

(In millions)	September 29, 2012	December 31, 2011
Raw materials	$234.9	$216.2
Work-in-progress	167.6	136.4
Finished goods	191.0	177.6
Inventories at lower of FIFO cost or market (approximates replacement cost)	593.5	530.2
Inventory reserves	(60.8)	(55.1)
Inventories, net	$532.7	$475.1

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the first nine months of 2012, by reportable segment and other businesses, were as follows:

(In millions)	Pressure- sensitive Materials	Retail Branding and Information Solutions	Other specialty converting businesses	Total
Balance as of December 31, 2011
Goodwill, gross	$336.7	$1,239.1	$3.5	$1,579.3
Accumulated impairment losses	–	(820.0)	–	(820.0)
Goodwill	336.7	419.1	3.5	759.3
Acquisition adjustments	–	.1	–	.1
Translation adjustments	.1	2.4	(.1)	2.4

Balance as of September 29, 2012
Goodwill, gross	336.8	1,241.6	3.4	1,581.8
Accumulated impairment losses	–	(820.0)	–	(820.0)
Goodwill	$336.8	$421.6	$3.4	$761.8

Avery Dennison Corporation

Indefinite-Lived Intangible Assets

The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trade names and trademarks, was $18.1 million and $18 million at September 29, 2012 and December 31, 2011, respectively.

Finite-Lived Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions at September 29, 2012 and December 31, 2011, which continue to be amortized:

	September 29, 2012			December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$234.1	$135.8	$98.3	$233.2	$117.2	$116.0
Patents and other acquired technology	49.0	32.9	16.1	49.0	29.7	19.3
Trade names and trademarks	25.4	21.6	3.8	25.4	21.5	3.9
Other intangibles	12.3	9.3	3.0	12.2	8.2	4.0
Total	$320.8	$199.6	$121.2	$319.8	$176.6	$143.2

Amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions was $7.4 million and $22.4 million for the three and nine months ended September 29, 2012, respectively, and $7.6 million and $22.9 million for the three and nine months ended October 1, 2011, respectively.

The estimated amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions for the remainder of the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense
Remainder of 2012	$7.6
2013	28.3
2014	24.6
2015	21.2
2016	19.6

Note 5.  Debt

The fair value of the Company’s long-term debt is estimated primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities.  The fair value of short-term borrowings, which include commercial paper and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of the Company’s total debt was $1.46 billion at September 29, 2012 and $1.22 billion at December 31, 2011.  Fair value amounts were determined primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

As of September 29, 2012, the Company was in compliance with its financial covenants.

Note 6.  Pension and Other Postretirement Benefits

Defined Benefit Plans

The Company sponsors a number of defined benefit plans covering eligible U.S. employees and employees in certain other countries. The Company is also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, local laws and regulations.  The Company has not incurred significant costs related to termination indemnity arrangements, and therefore, no related costs are included in the disclosures below.

Avery Dennison Corporation

The following table sets forth the components of net periodic benefit cost, recorded in income from continuing operations, for the Company’s defined benefit plans:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$–	$2.2	$.1	$2.6	$.2	$6.8	$.2	$7.9
Interest cost	10.8	6.0	10.1	6.6	30.2	18.3	30.2	19.7
Expected return on plan assets	(11.3)	(5.4)	(11.7)	(6.2)	(34.3)	(16.5)	(34.3)	(18.6)
Recognized net actuarial loss	4.2	.8	2.3	1.0	11.1	2.5	6.3	3.0
Amortization of prior service cost	.1	.1	.1	.1	.3	.3	.3	.3
Amortization of transition asset	–	(.1)	–	(.1)	–	(.4)	–	(.4)
Recognized gain on curtailment	–	–	–	(.1)	–	–	–	(.2)
Recognized gain on settlement	–	–	–	–	–	–	–	(.1)
Net periodic benefit cost	$3.8	$3.6	$.9	$3.9	$7.5	$11.0	$2.7	$11.6

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$–	$.3	$–	$1.2
Interest cost	.2	.4	.4	1.4
Recognized net actuarial loss	.8	.4	2.0	1.3
Amortization of prior service credit	(1.2)	(.5)	(3.6)	(1.5)
Net periodic benefit cost (credit)	$(.2)	$.6	$(1.2)	$2.4

The Company makes contributions to these plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, that management determines to be appropriate.  The Company contributed $49 million and $37.6 million to its U.S. pension plans during the nine months ended September 29, 2012 and October 1, 2011, respectively.  The Company contributed $1.8 million and $1.6 million to its U.S. postretirement health benefit plan during the nine months ended September 29, 2012 and October 1, 2011, respectively.  The Company contributed approximately $16 million and $17 million to its international pension plans during the nine months ended September 29, 2012 and October 1, 2011, respectively.  All of the 2012 and 2011 contributions were made to meet minimum funding requirements.

Defined Contribution Plans

The Company sponsors various defined contribution plans worldwide, with the largest plan being the Avery Dennison Corporation Savings Plan (“Savings Plan”), a 401(k) plan covering its U.S. employees.  The Company recognized expense from continuing operations of $4.9 million and $18.3 million during the three and nine months ended September 29, 2012 and $5.6 million and $19 million during the three and nine months ended October 1, 2011, respectively, related to its contributions and match of participant contributions to the Savings Plan.  Prior to the termination of the Company’s Employee Stock Benefit Trust (“ESBT”) on July 21, 2011, these contributions were funded using shares of the Company’s common stock held in the ESBT.  Subsequent to the termination of the ESBT, these contributions have been funded using shares of the Company’s common stock held in treasury.

Note 7.  Research and Development

Research and development expense from continuing operations for the three and nine months ended September 29, 2012 was $25.6 million and $79.3 million, respectively. For the three and nine months ended October 1, 2011, research and development expense was $24.3 million and $71.1 million, respectively. Research and development expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 8.  Stock-Based Compensation

Equity-Settled Awards

Stock-based compensation expense from continuing operations related to stock options, performance units (“PUs”), restricted stock units (“RSUs”) and restricted stock was $9.3 million and $28.7 million for the three and nine months ended September 29, 2012, respectively, and $8.9 million and $28.2 million for the three and nine months ended October 1, 2011, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Avery Dennison Corporation

In February and April 2012, the Company granted its annual stock-based compensation awards to eligible employees and non-employee directors, respectively.  Awards granted to retirement-eligible employees vest in full upon retirement; awards to these employees are accounted for as though the awards are fully vested at the date of grant.

As of September 29, 2012, the Company had approximately $56 million of unrecognized compensation expense from continuing operations related to unvested stock options, PUs, and RSUs.  The unrecognized compensation expense is expected to be recognized over the remaining weighted-average requisite service period of approximately two years for stock options, PUs, and RSUs.

Cash-Settled Awards

In 2012, the Company began granting long-term incentive units (“LTI units”) to certain non-executive employees. These LTI units are cash-settled awards and vest ratably over a four-year period. The settlement value will equal the number of vested LTI units multiplied by the market price of one share of the Company’s common stock on the vesting date.  The compensation expense from continuing operations related to these units was $.5 million and $1.4 million for the three and nine months ended September 29, 2012, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 9.  Cost Reduction Actions

2012 Program

During the first nine months of 2012, the Company recorded $38.1 million in restructuring charges, consisting of severance and related costs for the reduction of approximately 770 positions and asset impairment charges.  At September 29, 2012, approximately 30 employees impacted by this program remained with the Company.  The Company expects to complete this program in 2013.

2011 Actions

In 2011, the Company recorded approximately $45 million in restructuring charges, consisting of severance and related costs for the reduction of approximately 910 positions, asset impairment charges, and lease cancellation costs.  At September 29, 2012, no employees impacted by these actions remained with the Company.

Severance and lease cancellation costs under these restructuring actions were recorded in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.  Asset impairments were based on the estimated market value of the assets.

Restructuring charges and payments/settlements during the first nine months of 2012 were as follows:

(In millions)	Accrual at December 31, 2011	Charges (Reversals), net	Cash Payments	Non-cash Settlements	Foreign Currency Translation	Accrual at September 29, 2012
2012 Program
Severance and related costs	$–	$34.2	$(18.9)	$–	$–	$15.3
Asset impairment	–	3.9	–	(3.9)	–	–
2011 Actions
Severance and related costs	12.7	(1.0)	(11.6)	–	.2	.3
Lease cancellation costs	1.8	(.2)	(1.5)	–	–	.1
Q3 2010 – Q4 2010 Actions
Severance and related costs	.2	–	(.2)	–	–	–
	$14.7	$36.9	$(32.2)	$(3.9)	$.2	$15.7

Avery Dennison Corporation

The table below shows the total amount of costs incurred by reportable segment and other businesses in connection with these restructuring actions for the periods shown below.  Restructuring costs in continuing operations are included in “Other expense, net” in the unaudited Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Restructuring costs by reportable segment and other businesses
Pressure-sensitive Materials	$12.6	$5.0	$22.4	$12.7
Retail Branding and Information Solutions	5.6	9.3	10.1	13.6
Other specialty converting businesses	.9	.7	4.4	1.9
Continuing operations	19.1	15.0	36.9	28.2
Discontinued operations	–	–	–	.3
	$19.1	$15.0	$36.9	$28.5

Note 10.  Financial Instruments

The Company enters into certain foreign exchange hedge contracts to reduce its risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of its operations outside the U.S.  The Company enters into certain interest rate contracts to help manage its exposure to interest rate fluctuations.  The Company also enters into certain natural gas and other commodity futures contracts to hedge price fluctuations for a portion of its anticipated domestic purchases.  The maximum length of time for which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is 36 months.

As of September 29, 2012, the aggregate U.S. dollar equivalent notional value of the Company’s outstanding commodity contracts and foreign exchange contracts was $4.3 million and $1.5 billion, respectively.

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

The following table provides the balances and locations of derivatives as of September 29, 2012:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$ 8.0	Other current liabilities	$ 2.8
Commodity contracts			Other current liabilities	1.3
		$ 8.0		$ 4.1

The following table provides the balances and locations of derivatives as of December 31, 2011:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$ 6.5	Other current liabilities	$ 15.7
Commodity contracts			Long-term retirement benefits and other liabilities	2.9
		$ 6.5		$ 18.6

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

Avery Dennison Corporation

corresponding gains or losses on the underlying hedged items approximated the net gain (loss) on these fair value hedge contracts.

		Three Months Ended		Nine Months Ended
(In millions)	Location of Gain (Loss) in Income	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Foreign exchange contracts	Cost of products sold	$–	$(.1)	$(.6)	$.7
Foreign exchange contracts	Marketing, general and administrative expense	14.1	(11.8)	12.7	(13.8)
		$14.1	$(11.9)	$12.1	$(13.1)

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Foreign exchange contracts	$(1.7)	$.8	$(4.5)	$.4
Commodity contracts	.2	(1.1)	(.6)	(1.7)
	$(1.5)	$(.3)	$(5.1)	$(1.3)

Amounts reclassified from “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

		Three Months Ended		Nine Months Ended
(In millions)	Location of Gain (Loss) in Income	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Foreign exchange contracts	Cost of products sold	$(1.2)	$.2	$(3.3)	$(.2)
Commodity contracts	Cost of products sold	(.5)	(.4)	(2.2)	(1.9)
Interest rate contracts	Interest expense	(1.1)	(1.2)	(3.2)	(3.1)
		$(2.8)	$(1.4)	$(8.7)	$(5.2)

The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not significant for the three and nine months ended September 29, 2012 and October 1, 2011, respectively.

As of September 29, 2012, the Company expects a net loss of approximately $3 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Note 11.  Taxes Based on Income

The effective tax rate for continuing operations was 34.5% and 32.3% for the three and nine months ended September 29, 2012, respectively, and 23.2% and 36% for the three and nine months ended October 1, 2011, respectively.  The effective tax rate for the first nine months of 2012 benefited from favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.  For the three and nine months ended September 29, 2012, the effective tax rate included a discrete tax expense of $2.2 million for adjustments to domestic income taxes and $1.7 million for increases in certain tax reserves.  For the three and nine months ended October 1, 2011, the effective tax rate included discrete tax benefits of $6.4 million and $4.2 million, respectively, for releases of certain tax reserves due to lapses of applicable statutory periods.

Avery Dennison Corporation

The following table summarizes the Company’s income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Income from continuing operations before taxes	$ 58.2	$ 46.1	$ 200.3	$ 195.8
Provision for income taxes	20.1	10.7	64.6	70.4
Effective tax rate	34.5%	23.2%	32.3%	36.0%

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

It is reasonably possible that during the next 12 months, the Company may realize a decrease in its gross uncertain tax positions of approximately $14 million, primarily as a result of cash payments and closing tax years.  The Company anticipates that it is reasonably possible that cash payments of approximately $2 million relating to gross uncertain tax positions could be paid within the next 12 months.

In addition, the Company expects to make cash payments of approximately $10 million as a result of the settlement of certain foreign tax audits that has been agreed with tax authorities but not finally assessed as of September 29, 2012.

Note 12.  Net Income Per Share

Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
(A) Income from continuing operations	$ 38.1	$ 35.4	$ 135.7	$ 125.4
(B) Income from discontinued operations	20.2	14.4	30.7	42.5
(C) Net income available to common shareholders	$ 58.3	$ 49.8	$ 166.4	$ 167.9
(D) Weighted-average number of common shares outstanding	101.1	106.0	103.4	105.7
Dilutive shares (additional common shares issuable under employee stock-based awards)	1.1	.6	.8	1.0
(E) Weighted-average number of common shares outstanding, assuming dilution	102.2	106.6	104.2	106.7
Net income per common share:
Continuing operations (A) ÷ (D)	$ .38	$ .33	$ 1.31	$ 1.19
Discontinued operations (B) ÷ (D)	.20	.14	.30	.40
Net income per common share (C) ÷ (D)	$ .58	$ .47	$ 1.61	$ 1.59
Net income per common share, assuming dilution:
Continuing operations (A) ÷ (E)	$ .37	$ .33	$ 1.30	$ 1.17
Discontinued operations (B) ÷ (E)	.20	.14	.30	.40
Net income per common share, assuming dilution (C) ÷ (E)	$ .57	$ .47	$ 1.60	$ 1.57

Certain employee stock-based awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect.  Employee stock-based awards excluded from the computation totaled approximately 11 million shares and 12 million shares for the three and nine months ended September 29, 2012, respectively, and approximately 12 million shares and 11 million shares for the three and nine months ended October 1, 2011, respectively.

Avery Dennison Corporation

Note 13.  Comprehensive Income

The components of “Accumulated other comprehensive loss” (net of tax, with the exception of the foreign currency translation adjustment) in the unaudited Condensed Consolidated Balance Sheets were as follows:

(In millions)	September 29, 2012	December 31, 2011
Foreign currency translation adjustment	$ 158.1	$ 137.8
Net actuarial loss, prior service cost and net transition assets, less amortization	(395.3)	(394.1)
Net loss on derivative instruments designated as cash flow and firm commitment hedges	(3.0)	(6.9)
Accumulated other comprehensive loss	$ (240.2)	$ (263.2)

The change in “Accumulated other comprehensive loss” for the nine months ended September 29, 2012 was as follows:

(In millions)
Beginning accumulated other comprehensive loss	$ (263.2)
Other comprehensive income, net of tax	23.0
Ending accumulated other comprehensive loss	$ (240.2)

Cash flow and firm commitment hedging instrument activities in other comprehensive loss, net of tax, for the nine months ended September 29, 2012, were as follows:

(In millions)
Beginning accumulated derivative loss	$ (6.9)
Net loss reclassified to earnings	5.6
Net change in the revaluation of hedging transactions	(1.7)
Ending accumulated derivative loss	$ (3.0)

The following table sets forth the tax expense allocated to each component of other comprehensive income:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net actuarial (loss) gain, prior service cost and net transition asset	$ (3.9)	$ .1	$ (1.3)	$ 2.8
Effective portion of gains on cash flow hedges	.9	.8	2.3	2.5
Income tax (benefit) expense related to items of other comprehensive income	$ (3.0)	$ .9	$ 1.0	$ 5.3

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of September 29, 2012:

Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Available for sale securities	$ 12.6	$ 9.0	$ 3.6	$ –
Derivative assets	8.0	–	8.0	–

Liabilities
Derivative liabilities	$ 4.1	$ 1.3	$ 2.8	$ –

Avery Dennison Corporation

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2011:

Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Available for sale securities	$ 12.4	$ 4.2	$ 8.2	$ –
Derivative assets	6.5	–	6.5	–

Liabilities
Derivative liabilities	$ 18.6	$ 2.9	$ 15.7	$ –

Available for sale securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of September 29, 2012, available for sale securities of $6.1 million and $6.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of December 31, 2011, available for sale securities of $1.4 million and $11 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  Derivatives measured based on inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

Non-recurring Fair Value Measurements

For the nine months ended October 1, 2011, long-lived assets with carrying amounts totaling $4.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $3.1 million, which was included in “Other expense, net” in the unaudited Consolidated Statements of Income.  Of the $1.3 million, $1.1 million was primarily based on Level 2 inputs and $.2 million was primarily based on Level 3 inputs.  These assets were in both reportable segments and other specialty converting businesses.

Note 15.  Commitments and Contingencies

Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of the Company’s business.  The Company has accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated.  Because of the uncertainties associated with claims resolution and litigation, future expense to resolve these matters could be higher than the liabilities accrued by the Company; however, the Company is unable to reasonably estimate a range of potential expense.  If information becomes available that allows the Company to reasonably estimate the range of potential expense in an amount higher or lower than what it has accrued, the Company will adjust its accrued liabilities accordingly.  Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future.  The range of expense for resolving any future matters will be assessed as they arise; until then, a range of potential expense for such resolution cannot be determined.  Based upon current information, management believes that the impact of the resolution of these other matters is not, individually or in the aggregate, material to the Company’s financial position, results of operations or cash flows.

Environmental

As of September 29, 2012, the Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed.  The Company is participating with other PRPs at such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

The Company has accrued liabilities for sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated.  Because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate these sites could be higher than the liabilities accrued by the Company; however, the Company is unable to reasonably estimate a range of potential expense.  If information becomes available that allows the Company to reasonably estimate the range of potential expense in an amount higher or lower than what it has accrued, the Company will adjust its environmental liabilities

Avery Dennison Corporation

accordingly.  In addition, the Company could identify additional sites for cleanup in the future.  The range of expense for remediation of any future-identified sites will be addressed as they arise; until then, a range of expense for such remediation cannot be determined.

The activity for the nine months ended September 29, 2012 related to environmental liabilities was as follows:

(In millions)
Balance at December 31, 2011	$ 40.6
Charges (reversals), net	(2.4)
Payments	(3.7)
Balance at September 29, 2012	$ 34.5

As of September 29, 2012, approximately $11 million of the balance was classified as short-term.

These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors.

Other

On February 20, 2012, the Company entered into a 15-year lease commitment for a commercial facility located in the Netherlands, to be used primarily for the European headquarters and research center for its Pressure-sensitive Materials segment, for an aggregate amount of approximately $60 million.  The Company expects to commence the lease in February 2014.

On September 9, 2005, the Company completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the North American headquarters and research center for its Label and Packaging Materials division.  The facility consists generally of land, buildings, equipment and office furnishings.  The Company leases the facility under an operating lease arrangement, which contains a residual value guarantee of $31.5 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $11.5 million (collectively, the “Guarantee”).  At the end of the lease term, the Company has an option to purchase the facility at an amount equivalent to the value of the Guarantee.  The Company also has an option to remarket the facility at an amount at least equivalent to the Guarantee if the value of the facility is above a certain threshold.  However, if the value of the facility is below the threshold, the Company may be required to pay the lessor an amount equivalent to the residual value guarantee.  During the second quarter of 2011, the Company estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term.  The carrying amount of the shortfall was approximately $12 million at September 29, 2012, of which approximately $11 million was included in “Long-term retirement benefits and other liabilities” and approximately $1 million was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.  Subsequent to the end of the third quarter, the amount included in “Other current liabilities” was paid in accordance with the terms of the arrangement.

The Company participates in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions.  The collection of the related receivables is guaranteed by the Company.  At September 29, 2012, the Company had guaranteed approximately $17 million.

As of September 29, 2012, the Company guaranteed approximately $471 million of certain of its subsidiaries’ lines of credit with various financial institutions and up to approximately $9 million of certain of its subsidiaries’ obligations to their suppliers.

Avery Dennison Corporation

Note 16.  Segment Information

Financial information by reportable segment and other businesses from continuing operations is set forth below.

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales to unaffiliated customers
Pressure-sensitive Materials	$ 982.9	$ 995.5	$ 2,982.3	$ 3,011.1
Retail Branding and Information Solutions	374.2	360.7	1,120.1	1,132.4
Other specialty converting businesses	130.7	144.2	401.0	428.2
Net sales to unaffiliated customers	$ 1,487.8	$ 1,500.4	$ 4,503.4	$ 4,571.7
Intersegment sales
Pressure-sensitive Materials	$ 21.6	$ 21.4	$ 65.8	$ 66.0
Retail Branding and Information Solutions	.7	.6	1.9	1.1
Other specialty converting businesses	20.5	8.7	46.1	30.6
Intersegment sales	$ 42.8	$ 30.7	$ 113.8	$ 97.7
Income from continuing operations before taxes
Pressure-sensitive Materials	$ 73.2	$ 76.8	$ 245.0	$ 246.7
Retail Branding and Information Solutions	10.3	2.6	36.2	39.9
Other specialty converting businesses	2.5	(1.8)	6.3	(.4)
Corporate expense	(9.8)	(13.8)	(32.3)	(37.3)
Interest expense	(18.0)	(17.7)	(54.9)	(53.1)
Income from continuing operations before taxes	$ 58.2	$ 46.1	$ 200.3	$ 195.8
Other expense, net by reportable segment and other businesses
Pressure-sensitive Materials	$ 12.6	$ 5.4	$ 21.8	$ 13.1
Retail Branding and Information Solutions	5.6	9.3	10.1	12.0
Other specialty converting businesses	3.0	.7	6.5	1.9
Corporate	.7	2.7	2.7	3.7
Other expense, net	$ 21.9	$ 18.1	$ 41.1	$ 30.7
Other expense, net by type
Restructuring costs:
Severance and related costs	$ 17.6	$ 14.7	$ 33.2	$ 24.6
Asset impairment and lease cancellation charges	1.5	.3	3.7	3.6
Other items:
Legal settlement	–	.4	–	(1.2)
Gain on sale of product line	–	–	(.6)	–
OCP divestiture-related costs	.7	2.7	2.7	3.7
Costs associated with exiting product lines	2.1	–	2.1	–
Other expense, net	$ 21.9	$ 18.1	$ 41.1	$ 30.7

Note 17.  Recent Accounting Requirements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance that simplifies indefinite-lived intangible asset impairment testing.  The new guidance gives the option first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test that is provided under generally accepted accounting principles in the United States of America,

Avery Dennison Corporation

or GAAP. The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

In December 2011, the FASB issued disclosure requirements about offsetting assets and liabilities that require a company to disclose information about offsetting and related arrangements to enable readers of its financial statements to understand the effect of those arrangements on its financial position.  These disclosures are required to be applied retrospectively for all prior periods presented and are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those fiscal years.  The Company does not expect adoption of these requirements to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

Avery Dennison Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” provides a narrative concerning our financial performance and condition, and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.  It includes the following sections:

NON-GAAP FINANCIAL MEASURES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP.  Our discussion of financial results includes several non-GAAP financial measures to provide additional information concerning our operating performance and liquidity measures.  These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.  These non-GAAP financial measures are intended to supplement the presentation of our financial results that are prepared in accordance with GAAP.  Based upon feedback from our investors and financial analysts, we believe that supplemental non-GAAP financial measures provide information that is useful to the assessment of our performance and operating trends, as well as liquidity.  These measures may not be comparable to similarly named non-GAAP measures used by other companies.

Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions.  The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period.  By excluding certain accounting effects, both positive and negative, of certain items, we believe that we are providing meaningful supplemental information to facilitate an understanding of our core operating results and liquidity measures.  These non-GAAP financial measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, and timing.

We use the following non-GAAP financial measures in the MD&A:

•                  Organic sales change refers to the increase or decrease in sales excluding the estimated impact of foreign currency translation, acquisitions and divestitures, as applicable.  The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to remove the effect of foreign currency fluctuations.

•                  Free cash flow refers to cash flow from operations, less net payments for property, plant, and equipment, software and other deferred charges, plus (minus) net proceeds from sales (purchases) of investments.  Free cash flow excludes mandatory debt service requirements and other uses of cash that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases, and certain effects of acquisitions and divestitures).

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Divestitures

In December 2011, we signed a definitive agreement to sell our Office and Consumer Products (“OCP”) business to 3M Company (“3M”) for gross cash proceeds of $550 million, subject to adjustment in accordance with the terms of the agreement.  This business comprises substantially all of our previously reported OCP segment.  On October 3, 2012, we and 3M mutually agreed to terminate this agreement.  We continue to pursue the divestiture of the OCP business.

We have classified the operating results of this business, together with certain costs associated with the divestiture transaction, as discontinued operations in the unaudited Consolidated Statements of Income for the three and nine months ended September 29, 2012 and October 1, 2011.  Assets and liabilities of this business are classified as “held for sale” in the unaudited Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011.  The discontinued operations, which comprised substantially all of our previously reported OCP segment, had sales of approximately $213 million and $549 million for the three and nine months ended September 29, 2012, respectively, and approximately $219 million and $577 million for the three and nine months ended October 1, 2011, respectively.

Exit of Product Lines

In the third quarter of 2012, we exited the product lines in the retained portion of the previously reported OCP segment, incurring exit costs of $2.1 million (included in “Other expense, net” in the unaudited Consolidated Statements of Income).  The operating results of these product lines, which are not significant, are included in other specialty converting businesses for all periods presented.

Sales

Our sales decreased 1% in both the third quarter and first nine months of 2012 compared to the same periods in 2011.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Estimated change in sales due to
Organic sales change	6%	(1)%	3%	2%
Foreign currency translation	(6)	6	(4)	4
Reported sales change (1)	(1)%	5%	(1)%	6%

(1)  Totals may not sum due to rounding.

Income from Continuing Operations

Income from continuing operations increased approximately $3 million and $10 million in the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011.

Major factors affecting changes in income from continuing operations in the first nine months of 2012 compared to the same period last year included:

Positive factors:

•                  Benefit from productivity initiatives, including savings from restructuring actions

•                  Higher volume

•                  Lower effective tax rate

Negative factors:

•                  Higher employee-related costs

•                  Changes in product mix

•                  Impact of foreign currency translation

•                  Higher restructuring costs

•                  Investments in growth

The net impact of pricing and changes in raw material input costs was modest as commodity costs were relatively stable during the period.

Avery Dennison Corporation

Cost Reduction Actions

2012 Program

During the first nine months of 2012, we recorded $38.1 million in restructuring charges, consisting of severance and related costs for the reduction of approximately 770 positions and asset impairment charges.  The majority of these charges related to the 2012 program that we expect to complete in 2013 and from which we anticipate over $100 million in annualized savings, with approximately $20 million (net of transition costs) expected to be realized in 2012 and the remainder to be primarily realized in 2013.  In connection with this program, we expect to incur approximately $55 million in restructuring costs in 2012 and approximately $25 million in restructuring costs in 2013.

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

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net cash provided by operating activities	$ 214.1	$ 120.0
Purchases of property, plant and equipment, net	(56.9)	(76.1)
Purchases of software and other deferred charges	(35.9)	(19.1)
Proceeds from sales (purchases) of investments, net (1)	4.6	(1.0)
Free cash flow	$ 125.9	$ 23.8

(1)  Net proceeds from sales (purchases) of investments relate to net sales/purchases of securities held by our captive insurance company.

Free cash flow in the first nine months of 2012 improved compared to the same period last year due to lower bonus payments and increased focus on working capital management.  See “Analysis of Results of Operations” and “Liquidity” below for more information.

2012 Outlook

Certain factors that we believe may contribute to results for 2012 are listed below.

We expect sales on an organic basis and earnings from continuing operations to increase in 2012 compared to 2011.

We expect contributions to our pension plans (both domestic and international) of approximately $75 million in 2012.

We anticipate restructuring costs to continue in the next few years as we continue our cost reduction initiatives.  For 2012, we estimate restructuring costs and other items of approximately $55 million.

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

We anticipate our capital and software expenditures in 2012 to be up to $150 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

Income from Continuing Operations Before Taxes

	Three Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net sales	$1,487.8	$1,500.4
Cost of products sold	1,095.8	1,133.5
Gross profit	392.0	366.9
Marketing, general and administrative expense	293.9	285.0
Interest expense	18.0	17.7
Other expense, net	21.9	18.1
Income from continuing operations before taxes	$58.2	$46.1

As a Percent of Net Sales:
Gross profit	26.3%	24.5%
Marketing, general and administrative expense	19.8	19.0
Income from continuing operations before taxes	3.9	3.1

Net Sales

Sales in the third quarter of 2012 declined approximately 1% compared to the same period last year, as higher sales on an organic basis were more than offset by the unfavorable impact of foreign currency translation.  On an organic basis, sales grew 6%, driven primarily by increased demand in the Pressure-sensitive Materials and Retail Branding and Information Solutions segments.

Refer to “Results of Operations by Reportable Segment for the Third Quarter” for further information.

Gross Profit Margin

Gross profit margin for the third quarter of 2012 improved compared to the same period last year, reflecting benefits from productivity initiatives and higher volume, partially offset by changes in product mix and higher employee-related costs.  The net impact of pricing and changes in raw material input costs was modest as commodity costs were relatively stable during the period.

Marketing, General and Administrative Expense

The increase in marketing, general and administrative expense in the third quarter of 2012 compared to the same period last year primarily reflected higher employee-related costs, partially offset by the impact of favorable foreign currency translation and savings from restructuring.

Other Expense, net

	Three Months Ended
(In millions)	September 29, 2012	October 1, 2011
Other expense, net by type
Restructuring costs:
Severance and related costs	$17.6	$14.7
Asset impairment charges and lease cancellation costs	1.5	.3
Other items:
Legal settlement	–	.4
OCP divestiture-related costs	.7	2.7
Costs associated with exiting product lines	2.1	–
Other expense, net	$21.9	$18.1

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	September 29, 2012	October 1, 2011
Income from continuing operations before taxes	$58.2	$46.1
Provision for income taxes	20.1	10.7
Income from continuing operations	38.1	35.4
Income from discontinued operations, net of tax	20.2	14.4
Net income	$58.3	$49.8
Net income per common share	$.58	$.47
Net income per common share, assuming dilution	$.57	$.47
Net income as a percent of sales	3.9%	3.3%

Percent change (as compared to the same period in prior year) in:
Net income	17.1%	(22.4)%
Net income per common share	23.4	(23.0)
Net income per common share, assuming dilution	21.3	(21.7)

Provision for Income Taxes

The effective tax rate for continuing operations was 34.5% for the third quarter ended September 29, 2012 compared to 23.2% for the same period in 2011.  The effective tax rate for the third quarter of 2012 included a discrete tax expense of $3.9 million for adjustments to domestic income taxes and increases in certain tax reserves.  The effective tax rate for the third quarter of 2011 included a discrete tax benefit of $6.4 million for releases of certain tax reserves due to lapses of applicable statutory periods.   Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials Segment

	Three Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net sales including intersegment sales	$1,004.5	$1,016.9
Less intersegment sales	(21.6)	(21.4)
Net sales	$982.9	$995.5
Operating income (1)	73.2	76.8
(1) Included costs associated with restructuring in both years, and legal settlement costs in 2011	$12.6	$5.4

Net Sales

Sales in our Pressure-sensitive Materials segment declined 1% in the third quarter of 2012 compared to the same period last year, as the unfavorable impact of foreign currency translation offset higher sales on an organic basis.  On an organic basis, sales grew 7%, primarily as a result of higher volume.

On an organic basis, sales in our Label and Packaging Materials business in the third quarter of 2012 increased at a high single-digit rate compared to the same period last year, primarily due to higher volume in all regions.

On an organic basis, sales in our Graphics and Reflective Solutions business in the third quarter of 2012 increased at a mid single-digit rate compared to the same period last year, primarily due to higher volume.

Operating Income

Lower operating income in the third quarter of 2012 primarily reflected higher employee-related costs, the impact of changes in product mix, higher restructuring costs, and the unfavorable impact of foreign currency translation, partially offset by higher volume and the

Avery Dennison Corporation

benefit from productivity initiatives and restructuring savings.  The net impact of pricing and changes in raw material input costs was negligible as commodity costs were relatively stable during the period.

Retail Branding and Information Solutions Segment

	Three Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net sales including intersegment sales	$374.9	$361.3
Less intersegment sales	(.7)	(.6)
Net sales	$374.2	$360.7
Operating income (1)	10.3	2.6
(1) Included costs associated with restructuring in both years	$5.6	$9.3

Net Sales

Sales in our Retail Branding and Information Solutions segment increased 4% in the third quarter of 2012 compared to the same period last year due to higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation.  On an organic basis, sales grew 7%, primarily due to higher volume from increased demand from U.S. and European retailers and brands, including their accelerating radio-frequency identification (“RFID”) adoption.

Operating Income

Higher operating income in the third quarter of 2012 primarily reflected the benefit of productivity initiatives and restructuring savings, higher volume, and lower restructuring costs, partially offset by higher employee-related costs and the impact of changes in product mix.

Other specialty converting businesses

	Three Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net sales including intersegment sales	$151.2	$152.9
Less intersegment sales	(20.5)	(8.7)
Net sales	$130.7	$144.2
Operating income (loss) (1)	2.5	(1.8)
(1) Included costs associated with restructuring in both years, and costs associated with exiting product lines in 2012	$3.0	$.7

Net Sales

Sales in our other specialty converting businesses decreased 9% in the third quarter of 2012 compared to the same period last year, reflecting the unfavorable impact of foreign currency translation, the impact of a product line divestiture in the fourth quarter of 2011, and lower sales on an organic basis.  On an organic basis, sales declined 1%.

Operating Income (Loss)

Higher operating income in the third quarter of 2012 reflected the benefits from increased profitability in the RFID business and productivity initiatives, partially offset by costs associated with exiting product lines in 2012.  The profitability in our RFID business is primarily from sales of RFID inlays to our Retail Branding and Information Solutions segment.  External sales of RFID labels are reflected in the Retail Branding and Information Solutions segment.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

Income from Continuing Operations Before Taxes

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net sales	$4,503.4	$4,571.7
Cost of products sold	3,324.0	3,408.9
Gross profit	1,179.4	1,162.8
Marketing, general and administrative expense	883.1	883.2
Interest expense	54.9	53.1
Other expense, net	41.1	30.7
Income from continuing operations before taxes	$200.3	$195.8

As a Percent of Net Sales:
Gross profit	26.2%	25.4%
Marketing, general and administrative expense	19.6	19.3
Income from continuing operations before taxes	4.4	4.3

Net Sales

Sales decreased 1% in the first nine months of 2012 compared to the same period last year, reflecting the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis.  On an organic basis, sales grew 3%, reflecting increased demand in both segments and our other specialty converting businesses.

Refer to “Results of Operations by Reportable Segment for the Nine Months Year-to-Date” for further information.

Gross Profit Margin

Gross profit margin for the first nine months of 2012 improved compared to the same period last year, as the benefits from productivity initiatives and higher volume were partially offset by higher employee-related costs and changes in product mix.  The net impact of pricing and changes in raw material input costs was negligible as commodity costs were relatively stable during the period.

Marketing, General and Administrative Expense

Marketing, general and administrative expense in the first nine months of 2012 was approximately the same as in the same period last year, as the benefits from restructuring savings and productivity initiatives and the favorable impact of foreign currency translation were offset by higher employee-related costs and investments in growth.

Other Expense, net

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Other expense, net by type
Restructuring costs:
Severance and related costs	$33.2	$24.6
Asset impairment charges and lease cancellation costs	3.7	3.6
Other items:
Legal settlement	–	(1.2)
Gain on sale of product line	(.6)	–
OCP divestiture-related costs	2.7	3.7
Costs associated with exiting product lines	2.1	–
Other expense, net	$41.1	$30.7

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts)	September 29, 2012	October 1, 2011
Income from continuing operations before taxes	$200.3	$195.8
Provision for income taxes	64.6	70.4
Income from continuing operations	135.7	125.4
Income from discontinued operations, net of tax	30.7	42.5
Net income	$166.4	$167.9
Net income per common share	$1.61	$1.59
Net income per common share, assuming dilution	$1.60	$1.57

Net income as a percent of sales	3.7%	3.7%

Percent change (as compared to the same period in prior year) in:
Net income	(.9)%	(17.2)%
Net income per common share	1.3	(17.2)
Net income per common share, assuming dilution	1.9	(17.4)

Provision for Income Taxes

The effective tax rate for continuing operations was 32.3% for the nine months ended September 29, 2012 compared to 36% for the nine months ended October 1, 2011.  The effective tax rate for the first nine months of 2012 benefited from favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials Segment

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net sales including intersegment sales	$ 3,048.1	$ 3,077.1
Less intersegment sales	(65.8)	(66.0)
Net sales	$ 2,982.3	$ 3,011.1
Operating income (1)	245.0	246.7
(1) Included costs associated with restructuring in both years, and gain on sale of product line in 2012	$ 21.8	$ 13.1

Net Sales

Sales in our Pressure-sensitive Materials segment decreased 1% in the first nine months of 2012 compared to the same period last year as growth on an organic basis was more than offset by the unfavorable impact of foreign currency translation.  On an organic basis, sales grew 4%, primarily as a result of higher volume.

On an organic basis, sales in our Label and Packaging Materials business in the first nine months of 2012 grew at a mid single-digit rate compared to the same period last year, primarily reflecting higher volume.

On an organic basis, sales in our Graphics and Reflective Solutions business in the first nine months of 2012 increased at a low single-digit rate compared to the same period last year, reflecting higher volume and benefits from pricing.

Operating Income

Lower operating income in the first nine months of 2012 primarily reflected higher employee-related costs, the impact of changes in product mix, the unfavorable impact of foreign currency translation, and higher restructuring costs, partially offset by higher volume and the benefits of productivity initiatives and restructuring savings. The net impact of pricing and changes in raw material input costs

Avery Dennison Corporation

was negligible as commodity costs were relatively stable during the period.

Retail Branding and Information Solutions Segment

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net sales including intersegment sales	$1,122.0	$1,133.5
Less intersegment sales	(1.9)	(1.1)
Net sales	$1,120.1	$1,132.4
Operating income (1)	36.2	39.9
(1) Included costs associated with restructuring in both years, and gain on legal settlement in 2011	$ 10.1	$ 12.0

Net Sales

Sales in our Retail Branding and Information Solutions segment decreased 1% in the first nine months of 2012 compared to the same period last year as growth on an organic basis was more than offset by the unfavorable impact of foreign currency translation.  On an organic basis, sales growth of 1% primarily reflected the benefit from pricing.

Operating Income

Lower operating income in the first nine months of 2012 primarily reflected higher employee-related costs, the impact of changes in product mix, and the effect of a gain on a legal settlement in the prior year, partially offset by the benefits from productivity initiatives and restructuring savings, and lower restructuring costs.

Other specialty converting businesses

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net sales including intersegment sales	$ 447.1	$ 458.8
Less intersegment sales	(46.1)	(30.6)
Net sales	$ 401.0	$ 428.2
Operating income (loss) (1)	6.3	(.4)
(1) Included costs associated with restructuring in both years, and costs associated with exiting product lines in 2012	$ 6.5	$ 1.9

Net Sales

Sales in our other specialty converting businesses decreased 6% in the first nine months of 2012 compared to the same period last year, reflecting the impact of a product line divestiture in the fourth quarter of 2011 and the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis.  On an organic basis, sales grew 1%, primarily as a result of higher volume.

Operating Income (Loss)

Higher operating income in the first nine months of 2012 primarily reflected the benefit from productivity initiatives, increased profitability in the RFID business, and the impact in the prior year of a warehouse fire in Brazil, partially offset by higher employee-related costs, the impact of a prior-year product line divestiture, higher restructuring costs, costs associated with exiting product lines in 2012, and the unfavorable impact of foreign currency translation.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net income	$ 166.4	$ 167.9
Depreciation and amortization	164.1	184.7
Provision for doubtful accounts	16.7	12.7
Asset impairment and net loss on sale and disposal of assets	7.6	9.4
Stock-based compensation	30.7	29.9
Other non-cash items, net	32.3	31.3
Changes in assets and liabilities and other adjustments	(203.7)	(315.9)
Net cash provided by operating activities	$ 214.1	$ 120.0

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first nine months of 2012, cash flow provided by operating activities improved compared to same period last year due to lower bonus payments and increased focus on working capital management.

Cash Flow for Investing Activities

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Purchases of property, plant and equipment, net	$ (56.9)	$ (76.1)
Purchases of software and other deferred charges	(35.9)	(19.1)
Proceeds from sale of product line	.8	—
Proceeds from sales (purchases) of investments, net	4.6	(1.0)
Other	—	5.0
Net cash used in investing activities	$ (87.4)	$ (91.2)

Capital and Software Spending

During the first nine months of 2012 and 2011, we invested in various capital projects company-wide.

Information technology investments during the first nine months of 2012 and 2011 included customer service and standardization initiatives.

Cash Flow for Financing Activities

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Net change in borrowings and payments of debt	$ 194.0	$ 55.8
Dividends paid	(83.5)	(80.0)
Share repurchases	(228.2)	(13.5)
Proceeds from exercise of stock options, net	5.6	3.9
Other	(2.3)	(5.7)
Net cash used in financing activities	$ (114.4)	$ (39.5)

Borrowings and Repayment of Debt

During the first nine months of 2012, we increased our commercial paper and foreign short-term borrowings to fund share repurchase activity given the seasonality of our cash flow during the year and to support operational requirements.  Refer to “Share Repurchases” below for more information.

Avery Dennison Corporation

Dividend Payments

Our dividend per share was $.81 in the first nine months of 2012 compared to $.75 per share for the same period in the prior year.

In January 2012, we increased our quarterly dividend to $.27 per share, representing an 8% increase from our previous quarterly dividend of $.25 per share.

Share Repurchases

During the first nine months of 2012, we repurchased approximately 7.7 million shares of our common stock at an aggregate cost of $228.2 million.

On July 26, 2012, our Board of Directors authorized the repurchase of additional shares of our common stock in the total aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases).  As of September 29, 2012, shares of our common stock in the aggregate amount of approximately $345 million remained authorized for repurchase under this Board authorization.

As of August 2012, there were no more shares authorized for repurchase under the previous Board authorizations from January 2011.

In December 2010, we executed the repurchase of approximately .3 million shares of our common stock for $13.5 million, which settled in January 2011.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the first nine months of 2012, goodwill increased approximately $3 million to $762 million, which primarily reflected the impact of foreign currency translation.

In the first nine months of 2012, other intangibles resulting from business acquisitions, net, decreased by $21.9 million to $139 million, which reflected amortization expense ($22.4 million), partially offset by the impact of foreign currency translation ($.5 million).

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the first nine months of 2012, other assets increased by approximately $15 million to $446 million, which primarily reflected the capitalization of software and other deferred charges ($40 million), partially offset by amortization expense related to these assets ($27 million).  The increase was also attributable to an increase in the cash surrender value of corporate-owned life insurance ($1 million).

Shareholders’ Equity Accounts

In the first nine months of 2012, our shareholders’ equity decreased by $73 million to $1.59 billion, which primarily reflected an increase of our treasury stock from share repurchase activity and dividend payments, partially offset by the positive impact of net income, the favorable impact of foreign currency translation, and an increase of our capital in excess of par value.

In the first nine months of 2012, the balance of our treasury stock increased by approximately $191 million to $983 million, which reflected share repurchase activity ($228 million), partially offset by the use of treasury shares to settle exercises of stock options and vesting of restricted stock units ($16 million) and to fund our match of participant contributions in our U.S. defined contribution plan ($21 million).

Impact of Foreign Currency Translation

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Change in net sales	$ (179)	$ 157
Change in income from continuing operations	(10)	10

International operations generated approximately 72% of our net sales during the first nine months of 2012.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The effect of foreign currency translation on net sales in the first nine months of 2012 compared to the first nine months of 2011

Avery Dennison Corporation

primarily reflected an unfavorable impact from sales in European Union countries, Brazil and India, partially offset by a favorable impact from sales in China.

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

Analysis of Selected Financial Ratios

We utilize the financial ratios discussed below to assess our financial condition and operating performance.

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities and net assets held for sale), as a percent of annualized net sales, decreased in the first nine months of 2012 compared to the same period last year, primarily due to the reclassification of net assets of the OCP business to held for sale, an increase in short-term and current portion of long-term debt, and a decrease in net trade accounts receivable, partially offset by an increase in cash and cash equivalents.

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

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
(A) Working capital	$ (33.0)	$ 294.7
Reconciling items:
Cash and cash equivalents	(190.7)	(119.7)
Current deferred and refundable income taxes and other current assets	(249.1)	(271.5)
Short-term and current portion of long-term debt	674.4	433.2
Current deferred and payable income taxes and other current liabilities	555.6	589.1
(B) Operational working capital	$ 757.2	$ 925.8
(C) Annualized net sales (year-to-date sales, divided by 3, multiplied by 4)	$ 6,004.5	$ 6,779.5 (1)
Working capital, as a percent of annualized net sales (A) ÷ (C)	(.6)%	4.4%
Operational working capital, as a percent of annualized net sales (B) ÷ (C)	12.6%	13.7%

(1) Annualized net sales for 2011 was not restated for discontinued operations.

As a percent of annualized sales, operational working capital for the first nine months of 2012 decreased compared to the same period in the prior year.  The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 60 days in the first nine months of 2012 compared to 59 days in the first nine months of 2011, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months of 2012 and 2011, respectively.  The current year average number of days sales outstanding reflected the timing of collection. The effect of discontinued operations associated with the OCP business did not have a significant impact on the average number of days sales outstanding in the first nine months of 2012.

Avery Dennison Corporation

Inventory Ratio

Average inventory turnover was 8.5 in the first nine months of 2012 compared to 8.1 in the first nine months of 2011, calculated using the annualized cost of sales (cost of sales for the first nine months divided by three and multiplied by four) divided by the three-quarter average inventory balance for the first nine months of 2012 and 2011, respectively.  The increase in the average inventory turnover from the prior year primarily reflected the effect of discontinued operations associated with the OCP business, which increased the average inventory turnover by approximately .4.

Accounts Payable Ratio

The average number of days payable outstanding was 64 days in the first nine months of 2012 compared to 56 days in the first nine months of 2011, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months of 2012 and 2011, respectively.  The increase in the average number of days payable outstanding from prior year was primarily due to the effect of discontinued operations associated with the OCP business, which approximated two days, as well as extensions in payment terms with suppliers across all regions and the timing of inventory purchases.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At September 29, 2012, we had cash and cash equivalents of approximately $191 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At September 29, 2012, substantially all of our cash and cash equivalents was held by our foreign subsidiaries.  Our policy is to indefinitely reinvest the majority of the earnings of our foreign subsidiaries.  To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating certain foreign earnings.

Our $675 million revolving credit facility (the “Revolver”), which supports our commercial paper programs, matures on December 22, 2016.  Based upon our current outlook for our business and market conditions, we believe that the Revolver, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, will provide the liquidity to fund our operations during the next 12 months.  As of September 29, 2012, no balances were outstanding under the Revolver.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $196 million in the first nine months of 2012 to $1.38 billion compared to $1.18 billion at year end 2011, reflecting an increase in commercial paper and foreign short-term borrowings to fund share repurchase activity given the seasonality of our cash flow during the year and to support operational requirements.

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

Avery Dennison Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A.  RISK FACTORS

Other than as described below, there have been no material changes to the risk factors included in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

There can be no assurances that the Company will be able to divest the OCP business.

Although the Company continues to pursue the divestiture of the OCP business, there can be no assurances that the Company will be able to divest the OCP business on satisfactory terms in a timely manner or at all, which may adversely affect our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Purchases of Equity Securities by Issuer

On July 26, 2012, the Company’s Board of Directors authorized the repurchase of additional shares of our common stock in the aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases).

As of August 2012, there were no more shares authorized for repurchase under the previous Board authorizations from January 2011.

Repurchases by the Company or “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities in the three fiscal months of the third quarter of 2012 are listed in the following table.

(Dollars in millions; shares in thousands, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
July 1, 2012 – July 28, 2012	968.6	$ 27.75	968.6
July 29, 2012 – August 25, 2012	749.5	$ 31.52	749.5
August 26, 2012 – September 29, 2012	1,143.0	$ 31.08	1,143.0
Total	2,861.1	$ 30.07	2,861.1	$ 345.1

Repurchased shares may be reissued under the Company’s stock option and incentive plan or used for other corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Avery Dennison Corporation

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

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

November 6, 2012