Form 10-K
period 2012-12-29
Avery Dennison Corp
filed 2013-02-27
CIK 8818

2012 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

         The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $2,786,532,416.

         Number of shares of common stock, $1 par value, outstanding as of February 23, 2013, the end of the registrant's most recent fiscal month: 100,106,378.

         The following documents are incorporated by reference into the Parts of this Form 10-K below indicated:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended December 29, 2012	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 25, 2013	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2012 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    BUSINESS.

Company Background

        Avery Dennison Corporation ("Avery Dennison," the "Company," "Registrant," or "Issuer," and which may be referred to as "we" or "us") was incorporated in Delaware in 1977 as Avery International Corporation, the successor corporation to a California corporation of the same name that had been incorporated in 1946. In 1990, we merged one of our subsidiaries into Dennison Manufacturing Company ("Dennison"), as a result of which Dennison became our wholly-owned subsidiary and in connection with which our name was changed to Avery Dennison Corporation. You can learn more about us by visiting our website at www.averydennison.com. Our website address provided in this Form 10-K is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference in this report.

Business Overview and Reportable Segments

        Our businesses include the production of pressure-sensitive materials, and a variety of tickets, tags, labels other converted products, and office and consumer products. Some pressure-sensitive materials are sold to label printers and converters that "convert" the materials into labels and other products through embossing, printing, stamping and die-cutting. Some are sold by us in converted form as printable media, tapes and reflective sheeting. We also manufacture and sell a variety of office and consumer products, other converted products and items not involving pressure-sensitive components, such as binders, organizing systems, markers, fasteners and business forms, as well as tickets, tags, radio-frequency identification ("RFID") inlays and tags, and imprinting equipment and related services for retailers and apparel manufacturers.

        Our reportable segments in 2012 were:

  •
  Pressure-sensitive Materials; and

  •
  Retail Branding and Information Solutions.

        In the fourth quarter of 2012, we realigned our segment reporting to reflect a new operating structure. This included the consolidation of certain operations, the streamlining of our corporate organization, and the realignment of organizational structures and accountabilities. These actions were reflected in the movement of Performance Tapes and RFID inlay manufacturing businesses from other specialty converting businesses into our reportable segments. Our Performance Tapes business is now included in the Pressure-sensitive Materials ("PSM") segment, and our RFID inlay manufacturing business is now included in the Retail Branding and Information Solutions ("RBIS") segment. In addition, we adopted a new corporate expense allocation methodology whereby the allocation of corporate costs to the segments and other businesses was refined to better reflect costs required to support their respective operations. Under the new methodology, costs for which (i) a significant portion of the benefit derived from activity directly relates to operating unit performance, and (ii) the level of resourcing is impacted by operating unit decisions, are fully allocated to operations. All prior period amounts have been reclassified to reflect these changes.

        In addition to our reportable segments, we have other specialty converting businesses comprised of Vancive Medical Technologies™ ("Vancive") and Designed and Engineered Solutions ("DES").

        In 2011, we entered into an agreement to sell our Office and Consumer Products ("OCP") business to 3M Company ("3M"). On October 3, 2012, we and 3M mutually agreed to terminate the agreement. On January 29, 2013, we entered into an agreement to sell our OCP and DES businesses to CCL Industries Inc. ("CCL") for a total purchase price of $500 million in cash, subject to adjustment in accordance with the terms of the agreement. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in mid-2013. The operating results of the DES business, reported in our other specialty converting businesses for all periods presented in this Form 10-K, are expected to be classified as discontinued operations beginning in the first quarter of 2013. The OCP business is reported as discontinued operations in this Form 10-K.

        In 2012, the PSM and RBIS segments contributed approximately 71% and 25%, of our total sales, respectively.

        In 2012, international operations constituted a substantial majority of our business, representing approximately 72% of our sales. As of December 29, 2012, we operated approximately 200 manufacturing and distribution facilities worldwide, employed approximately 30,000 persons, and had operations in over 50 countries.

Pressure-sensitive Materials Segment

        Our PSM segment manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label and packaging materials, Avery®- and Avery Dennison®-brand graphics and graphic films, Avery Dennison®-brand reflective products, Avery Dennison®-brand tapes and performance polymers (largely used to manufacture pressure-sensitive materials). The business of this segment tends not to be seasonal, except for certain outdoor graphics and reflective products and operations in Europe. Pressure-sensitive materials consist primarily of papers, plastic films, metal foils and fabrics, which are coated with company-developed and purchased adhesives, and then laminated with specially coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. These label and packaging materials are sold worldwide to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications in the home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits, and food market segments.

        A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by press-on contact. It generally consists of four elements: a face material, which may be paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces, which can also serve as the carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive, and the label or other face material is pressed or rolled into place.

        Because self-adhesive materials are easy to apply without the need for adhesive activation, the use of self-adhesive materials can provide cost savings compared with other materials that require heat- or moisture-activated adhesives. When used in package decoration applications, the visual appeal of self-adhesive materials helps foster increased sales of the product on which the materials are applied. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials in nearly any size, shape and color.

        Our graphics and reflective businesses sell a variety of films and other products to the architectural, commercial sign, digital printing, and other related market segments. We also sell durable cast and reflective films to the construction, automotive, and fleet transportation market segments; and reflective films for traffic and safety applications. We provide sign shops, commercial printers and designers a broad range of pressure-sensitive materials to enable the creation of impactful and informative, brand and decorative graphics. We have an array of pressure-sensitive vinyl and specialty materials designed for digital imaging, screen printing and sign cutting applications.

        Our performance tapes business manufactures and sells coated tapes and adhesive transfer tapes for use in non-mechanical fastening, bonding and sealing systems in various industries. These tapes are sold to industrial original equipment manufacturers, converters, and disposable diaper producers worldwide in roll form and are available in a wide range of face materials, sizes, thicknesses and adhesive properties.

        Performance polymer products include a range of solvent- and emulsion-based acrylic polymer adhesives, protective coatings and other polymer additives for internal use, as well as for sale to other companies.

        In the PSM segment, our larger competitors for our label and packaging materials business include Raflatac, a subsidiary of UPM-Kymmene Corporation, MacTac, a division of Bemis Company, Ritrama, Inc., Flexcon Corporation, Inc., and various regional firms. For graphics and reflective products, our largest competitors are 3M and the Orafol Group. For performance tapes, our competitors include 3M, Tesa-SE, and Nitto Denko Corporation. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical knowledge, relative size and scale of operations, ability to serve our customers with a broad line of quality products and service programs, distribution and brand strength, and development and commercialization of new products are among the more significant factors in maintaining and further developing our competitive position.

Retail Branding and Information Solutions Segment

        Our RBIS segment designs, manufactures and sells a wide variety of branding and information solutions to retailers, brand owners, apparel manufacturers, distributors and industrial customers on a global basis. The business of this segment tends to be seasonal, with higher volume generally in advance of the fall (back-to-school), spring and holiday shipping periods.

        RBIS branding solutions include creative services, brand embellishments, graphic tickets, tags, and labels, and sustainable packaging. RBIS information solutions include RFID-enabled inventory accuracy, visibility and loss prevention solutions, price ticketing and marking, care, content, and country or origin compliance solutions, and brand protection and security solutions.

        In the RBIS segment, our competitors include Checkpoint Systems, Inc., R-pac Internation Corporation, and SML Group Limited. We believe that our global distribution network, reliable service, product quality and consistency and our ability to serve our customers consistently wherever they manufacture with comprehensive solutions are the key advantages in maintaining and further developing our competitive position.

Other specialty converting businesses

        Other specialty converting businesses include our DES and Vancive businesses. These businesses manufacture and sell specialty tapes, highly engineered films, pressure-sensitive postage stamps and other converted products. These businesses are generally not seasonal, except for certain automotive products due to plant shutdowns by automotive manufacturers.

        Our DES business manufactures custom pressure-sensitive labels and multi-layer film constructions for durable goods, electronics and consumer packaged goods. These products are sold primarily to original equipment manufacturers, tier suppliers and packaging converters. For the automotive market segment, the business manufactures custom pressure-sensitive and heat-seal labels, and pressure-sensitive films, which are sold primarily to original equipment manufacturers and their suppliers. Businesses within our DES division include our performance films business, which produces a variety of decorative and functional films designed for injection mold applications that are sold primarily to the automotive industry, and specialty print-receptive films to the industrial label market segment and proprietary wood grain and other patterns of film laminates for housing exteriors; our business media business, which designs and markets customized products for printing and information workflow applications; and our security printing business, which manufactures and sells self-adhesive battery labels to a battery manufacturer and self-adhesive stamps to the U.S. Postal Service.

        Our Vancive business manufactures an array of pressure-sensitive adhesive products for surgical, wound care, ostomy, and electromedical applications. These products are sold primarily to medical supply and device manufacturers and healthcare providers.

        We compete with a number of diverse businesses. We believe that entry of competitors into these specialty converting businesses is limited by capital and technical requirements. We believe that our ability to serve our customers with quality, cost-effective products and newly-developed and commercialized products are among the more significant factors in developing and maintaining our competitive position.

Office and Consumer Products

        Our Office and Consumer Products business manufactures and sells a wide range of Avery®-branded printable media and other products. We develop, manufacture, source and sell a wide range of Avery®-branded products for office, school and home uses, including printable media, such as copier, ink-jet and laser printer labels, related computer software, ink-jet and laser printer card and index products, and organization, filing and presentation products, such as binders, dividers and sheet protectors. We also offer a wide range of other stationery products, including writing instruments, markers, adhesives and specialty products under brand names such as Avery®, Marks-A-Lot® and HI-LITER®. The array of our product offerings varies by geographic market.

        This business tends to be seasonal, with higher volume related to the back-to-school season. In addition, this business's sales are concentrated in a few major customers, primarily office products superstores, mass market retailers and wholesalers. The loss of one or more of these customers could have a material adverse effect on the business's financial results.

        In this business, our larger competitors include 3M, Acco Brands Corporation, Esselte Corporation and private-label brands. We believe that the more significant factors in maintaining and further developing our competitive position include our brand strength, customer relationships, service excellence, large installed base of software that facilitates the use of many of our products, ability to serve our customers with a broad line of quality products, and development and commercialization of new products.

Segment Financial Information

        Certain financial information on our reporting segments and other specialty converting businesses for fiscal years 2012, 2011, and 2010 appears in Note 12, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2012 Annual Report to Shareholders (our "2012 Annual Report") and is incorporated herein by reference.

Foreign Operations

        Certain financial information about our geographic areas for fiscal years 2012, 2011, and 2010 appears in Note 12, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2012 Annual Report and is incorporated herein by reference.

Working Capital

        Certain financial information about our working capital for fiscal years 2012, 2011, and 2010 appears in the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report and is incorporated herein by reference.

Research and Development

        Many of our current products are the result of our research and development efforts. Our research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with customers. These efforts also include patent and product development work, and focus on improving adhesives, materials and coating processes, as well as related product applications and ventures. In addition, these efforts often focus on projects relating to printing and coating technologies, as well as adhesive, release and ink chemistries.

        Our expenses for research and development were $105.1 million in 2012, $96.2 million in 2011, and $88.4 million in 2010.

Patents, Trademarks and Licenses

        The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, Fasson and Avery. We believe these trademarks are significantly strong in the market segments in which our products compete.

Manufacturing and Environmental Matters

        We use various raw materials, primarily paper, plastic films and resins, as well as specialty chemicals purchased from various commercial and industrial sources, which are subject to price fluctuations. Although shortages can occur from time to time, these raw materials are generally available.

        We produce a majority of our self-adhesive materials using water-based emulsion and hot-melt adhesive technologies. Emissions from these operations contain small amounts of volatile organic compounds, which are regulated by agencies of federal, state, local and foreign governments. We continue to evaluate the use of alternative materials and technologies to minimize these emissions.

        A portion of our manufacturing process for self-adhesive materials utilizes certain organic solvents which, unless controlled, could be emitted into the atmosphere. Emissions of these substances are regulated by agencies of federal, state, local and foreign governments. In connection with the maintenance and acquisition of certain manufacturing equipment, we invest in solvent capture and control units to assist in regulating these emissions.

        We have developed adhesives and adhesive processing systems that minimize the use of solvents. Emulsion adhesives, hot-melt adhesives, and solventless and emulsion silicone systems have been installed in many of our facilities.

        Based on current information, we do not believe that the cost of complying with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, consolidated financial position or results of operations.

        For information regarding our potential responsibility for cleanup costs at certain hazardous waste sites, see "Legal Proceedings" (Part I, Item 3) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7).

Available Information

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge in the "Investors" section of our website at www.averydennison.com as soon as reasonably practicable after electronic filing with or furnishing to the SEC. We also make available on our website our (i) Amended and Restated Certificate of Incorporation, (ii) Amended and Restated Bylaws, (iii) Corporate Governance Guidelines, (iv) Code of Conduct, which applies to our directors, officers and employees, (v) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (vi) the charters of the Audit, Compensation and Executive Personnel, and Governance and Social Responsibility Committees of our Board of Directors, and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge in print to stockholders who request them by writing to: Secretary, Avery Dennison Corporation, 150 North Orange Grove Boulevard, Pasadena, California 91103.

Item 1A.    RISK FACTORS.

        The risks described above are not exhaustive. If any of the above risks actually occur, our business, including our results of operations, cash flows and financial condition, could suffer, which might cause the value of our securities to decline. Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to, the following:

The demand for our products is impacted by the effects of, and changes in, worldwide conditions, which could have a material adverse effect on our business.

        In 2012, approximately 72% of our sales were from international operations. We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign subsidiaries), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

        A decline in economic activity in the United States and other regions of the world could result in a material adverse effect on our business, including, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, significant volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates. Declines in economic conditions in the United States, Europe, and Asia could adversely affect our customers, suppliers and businesses similar to ours. These declines could result in a variety of negative effects, including lower revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles. A decline in economic conditions, including the ongoing macroeconomic challenges in the United States and Europe and the debt crisis in certain countries in the European Union, could also have other material adverse effects on our business. We are not able to predict the duration and severity of adverse economic conditions in the U.S. and other countries.

We are affected by competitive conditions and customer preferences. If we do not compete effectively, we could lose market share or reduce selling prices, adversely affecting our business.

        We are at risk that our competitors will expand in our key market segments and implement new technologies, enhancing their competitive position relative to ours. Competitors also may be able to offer additional products, services, lower prices, or other incentives that we cannot or would not offer or that would make our products less profitable. There can be no assurance that we will be able to compete successfully against current and future competitors.

        We also are at risk with regard to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in our incentive programs, or changes in the customer's ability to achieve incentive goals. Changes in customers' preferences for our products can also affect the demand for our products. Decline in demand for our products could have a material adverse effect on our business.

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or pass on costs of raw materials and labor. Raw material cost increases could adversely affect our business.

        The pricing environment for raw materials used in our businesses could become challenging and volatile. Additionally, energy costs remain volatile and unpredictable. Inflationary and other increases in the costs of raw materials, labor and energy have occurred in the past, most recently in 2010 and 2011, and could recur. In addition, rules adopted by the SEC pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure concerning the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries ("Conflict Mineral Rules") could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering the minerals identified as "conflict free" is limited. Our performance depends in part on our ability to pass on these cost increases to customers by raising the selling prices for our products and by improving productivity. Depending on market dynamics and the terms of customer contracts, our ability to recover these costs through increased pricing may be limited. Also, it is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. It is possible that any of our supplier relationships could be interrupted due to natural and other disasters or other events, or be terminated in the future. A disruption to our supply chain could adversely affect our sales and profitability, and any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business.

Our future profitability may be adversely affected if we generate less productivity improvement than projected.

        We intend to continue efforts to reduce costs in many of our operations, including through facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. However, the success of these efforts is not assured and lower levels of productivity could reduce profitability. In addition, cost reduction actions could expose us to production risk, loss of sales and employee turnover.

Foreign currency exchange rates, and fluctuations in those rates, may affect our reported sales and profitability.

        Fluctuations in currencies can cause transaction, translation and other losses, which could negatively impact our sales and profitability. Margins on sales of our products in foreign countries could be materially and adversely affected by foreign currency exchange rate fluctuations.

        We monitor our foreign currency exposures and may, from time to time, use hedging instruments to mitigate exposure to changes in foreign currencies. Hedging activities may only offset a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

        Additionally, there are ongoing concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for a variety of individual countries. These concerns could lead individual countries to revert, or threaten to revert, to their former local currencies, which could lead to the dislocation or dissolution of the euro. If this were to occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued. Furthermore, the dislocation or dissolution of the euro could cause significant volatility and disruption in the global economy, which could adversely impact our business, including the availability and cost of supplies and materials, the demand and pricing strategy for our products given the introduction of additional currencies, and our ability to obtain financing at reasonable costs. Finally, if it were to become necessary for us to conduct business in additional currencies, we could be subject to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

There can be no assurances that we will be able to divest the OCP and DES businesses.

        Although we have entered into an agreement to sell the OCP and DES businesses, there can be no assurances that we will be able to complete the divestiture transaction in a timely manner or at all, which could adversely affect our business. Delays in segregating these businesses or failure to obtain regulatory approvals or satisfy other closing requirements could result in substantial additional costs or could unfavorably affect the ultimate value of the sale. In addition, we may be unable to realize any economic or tax benefits from the transaction, which could unfavorably affect the ultimate value of the sale. If a sale is consummated, the provision of transition services may disrupt our ongoing business, distract management, divert resources and create challenges in maintaining our current customer service levels. We may not successfully manage these or other risks we may confront in divesting these businesses, which could have an adverse effect on our business.

We have acquired companies and may continue to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and personnel.

        To grow our product lines and expand into new markets, we have made acquisitions in the past and may do so in the future. Various risks, uncertainties, and costs are associated with acquisitions. Effective integration of systems, controls, objectives, personnel, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve, and the results of integration actions are uncertain, particularly given our geographically dispersed organization. In addition, we may not be able to retain key personnel of an acquired company and we may not be able to successfully execute integration strategies or achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and those of the acquired company or companies may suffer due to uncertainty or diversion of management attention. There can be no assurance that any acquisitions will be successful and contribute to our profitability and we may not be able to identify new acquisition opportunities in the future.

Divestures of any of our businesses or product lines could have a material adverse effect on our business.

        We continually evaluate the performance of our businesses and may determine to sell a business or product line. Divestures may result in significant write-offs or impairments of assets, including goodwill and other intangible assets. Divestitures may involve additional risks, including separation of operations, products and personnel, diversion of management attention, disruption to our other businesses and loss of key employees. We may not successfully manage these or other risks we may confront in divesting a business or product line, which could have a material adverse effect on our business.

Our customer base is diversified, but in a portion of our business, industry concentration has increased the importance, and decreased the number, of significant customers.

        Sales of our OCP business in the United States are concentrated in a few major customers, principally office product superstores, mass market distributors and wholesalers. If we are unable to divest this business, the business risk associated with this concentration, including increased credit risks for these and other customers, and the possibility of related bad debt write-offs, could negatively affect the business's margins and profits.

Possible increased difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.

        Although we have processes to administer credit granted to customers and believe our allowance for doubtful accounts is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect certain accounts receivable. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments occur, our inability to shift sales to other customers or to collect on our accounts receivable from major customers could substantially reduce our income and have a material adverse effect on our business.

Our inability to develop and successfully market new products and applications could compromise our competitive position.

        The timely introduction of new products and improvements in current products helps determine our success. Research and development is complex and uncertain and requires innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or we could suffer delays in production or launch of new products that could compromise our competitive position.

We are subject to risks associated with the availability and coverage of various types of insurance.

        We have various types of insurance, including property, workers' compensation, general liability, and environmental liability. Insurance costs can be unpredictable and may adversely impact our business. We retain some portion of our insurable risks, and therefore, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on our business.

Changes in our tax rates could affect our future results.

        Our future effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation. We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business.

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

We have deferred tax assets that we may not be able to realize under certain circumstances.

        If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate and could have a material adverse effect on our future results. In addition, changes in statutory tax rates may change our deferred tax asset or liability balances, with either a favorable or an unfavorable impact on our effective tax rate. The computation and assessment of realizability of our deferred tax assets may also be materially impacted by new legislation or regulations.

Potential tax liabilities and proposed changes in U.S. tax legislation could materially impact our business.

        Currently, the majority of our revenue is generated from customers located outside of the U.S., and a substantial portion of our assets and our employees are located outside of the U.S. We have not accrued income taxes and foreign withholding taxes on unrepatriated earnings for most non-U.S. subsidiaries, because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Our results of operations and cash flows from operating activities may be materially and adversely affected if tax rules regarding unrepatriated earnings change, if changes in our domestic cash needs require us to repatriate foreign earnings for which no tax provisions have been made, or if the U. S. international tax rules change as part of comprehensive tax reform or other tax legislation.

For us to remain competitive, it is important to recruit and retain highly-skilled employees. We also utilize various outsourcing arrangements for certain services, and related delays, resource availability, or errors by these service providers may lead to increased costs or disruption in our business.

        There is significant competition to recruit and retain skilled employees. Due to expansion in certain markets and our ongoing productivity efforts and recent employee reductions, it may be difficult for us to recruit and retain sufficient numbers of highly-skilled employees.

        In addition, we have outsourced certain services to third-party service providers, and may outsource other services in the future to achieve cost savings and operating efficiencies. Service provider delays, resource availability, business issues or errors may lead to disruption in our businesses and/or increased costs. If we do not effectively develop, implement and manage outsourcing strategies, if third-party providers do not perform effectively and in a timely manner, or if we experience problems with transitioning work to a third party, we may not be able to achieve our expected cost savings, and may experience delays or incur additional costs to correct errors made by these service providers.

Significant disruption to our information technology infrastructure could adversely impact our business.

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

        We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, assess the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees were misappropriated, our reputation with our customers and employees could be injured resulting in loss of business or morale, and we could incur costs to remediate possible injury to our customers and employees or to pay fines or take other action with respect to judicial or regulatory actions arising out of any such incident.

        Additionally, we rely on services provided by third-party vendors for a significant portion of our information technology support, development and implementation, which may make our operations vulnerable to these vendors' failure to perform adequately.

Miscalculation of our infrastructure needs could adversely impact our business.

        Projected requirements of our infrastructure investments may differ from actual levels if our volume growth is not as we anticipate. Our infrastructure investments generally are long-term in nature, and it is possible that these investments may not generate our expected return due to changes in the marketplace, failures to complete implementation, or other factors. Significant changes from our expected need for and/or returns on infrastructure investments could adversely affect our business.

Our reputation, sales, and earnings could be affected adversely if the quality of our products and services does not meet customer expectations.

        There are occasions when we manufacture products with quality issues resulting from defective materials, manufacturing, packaging or design. Many of these issues are discovered before shipping, causing delays in shipping, delays in the manufacturing process, and occasionally cancelled orders. When issues are discovered after shipment, they may result in additional shipping costs, discounts, refunds, and loss of future sales. Both pre-shipping and post-shipping quality issues could adversely impact our business and negatively impact our reputation.

Because our products are sold by third parties, our business depends in part on the financial health of these parties.

        Our products are not sold only by us, but by third-party distributors and retailers as well. Some of our distributors also market products that compete with our products. Changes in the financial or business conditions or the purchasing decisions of these third parties or their customers could affect our business.

We outsource some of our manufacturing. If there are significant changes in the quality control or financial or business condition of these outsourced manufacturers, our business could be negatively impacted.

        We manufacture most of our products, but we also use third-party manufacturers, for example, for specialty jobs or capacity overflow. Outsourced manufacturers reduce our ability to prevent product quality issues, late deliveries, customer dissatisfaction and compliance with customer requirements for labor standards. Because of possible quality issues and customer dissatisfaction, deficiencies in the performance of outsourced manufacturers could have a material adverse effect on our business.

Changes in our business strategies may increase our costs and could affect the profitability of our businesses.

        As changes in our business environment occur, we may need to adjust our business strategies or restructure our operations or particular businesses. When these changes occur, we may incur costs to change our business strategy and may need to write down the value of selected assets. We also may need to invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain. If any of these events were to occur, our costs could increase, our assets could be impaired, or our returns on new investments could be lower than prior to the change in strategy.

If our indebtedness increases significantly or our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing.

        Our overall level of indebtedness and credit ratings are significant factors in our ability to raise short-term and long-term financing. Higher debt levels could negatively impact our ability to meet other business needs or opportunities and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates on our commercial paper and other borrowings. If our credit ratings were to be downgraded, our financial flexibility could decrease and the cost to borrow would increase. At December 29, 2012, our variable rate borrowings were $268.1 million. Fluctuations in interest rates can increase borrowing costs and have a material adverse impact on our business.

Our current and future debt covenants may limit our flexibility.

        Our credit facilities and the indentures governing our notes contain, and any future indebtedness of ours would likely contain, restrictive covenants that impose operating and financial restrictions on us. The restrictive covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to engage in certain business activities that would otherwise be in our best long-term interests.

Additional financings may dilute the holdings of our current shareholders.

        In order to provide capital for the operation of our business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of preferred or common stock, convertible debt securities and/or warrants. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, that could affect the value of our existing common stock.

The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.

        Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans are evaluated by us in consultation with outside actuaries. In the event that we were to determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or health care costs, our future pension and projected postretirement benefit expenses and funding requirements could increase or decrease. Because of changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations for each plan. Future pension funding requirements, and the timing of funding payments, could be affected by future legislation or regulation.

Our pension assets are significant and subject to market, interest and credit risk that may reduce their value.

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

An impairment in the carrying value of goodwill could negatively impact our results of operations and net worth.

        Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment annually (or more frequently, if impairment indicators are present). We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit.

We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses resulted in a significant goodwill impairment charge in 2009 related to our RBIS segment and could result in other goodwill impairment charges in the future. Impairment charges could substantially affect our business in the periods of such charges, as did the one in 2009.

Potential adverse developments in legal proceedings, investigations and other legal, compliance and regulatory matters, including those involving product and trade compliance, and other matters, could impact us materially.

        Our financial results could be materially and adversely impacted by an unfavorable outcome to pending or future litigation and investigations, and other legal, compliance and regulatory matters, including, but not limited to, product and trade compliance and other matters. See "Legal Proceedings" (Part I, Item 3). For example, the new requirements set forth in the Conflict Mineral Rules will require due diligence efforts during 2013, with initial disclosure requirements beginning in May 2014. We expect to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. Our reputation may be harmed if we are not able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement.

        There can be no assurance that any investigation or litigation outcome will be favorable.

We need to comply with numerous environmental, health, and safety laws. The costs of complying with these laws could adversely impact our business.

        Due to the nature of our business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities; impact our production capabilities; limit our ability to sell, expand or acquire facilities; and generally impact our business. We have accrued liabilities for environmental clean-up sites, including sites for which governmental agencies have designated us as a potentially responsible party, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. See "Legal Proceedings" (Part I, Item 3). However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites and other sites that could be identified for cleanup in the future, could be higher than the liabilities accrued.

We are required to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these laws and regulations could have a material adverse impact on our business.

        Due to the international nature of our business, we are required to comply with the anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom's Bribery Act of 2010, and our failure to comply with these rules and regulations could expose us to liabilities.

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

        We also have valuable intellectual property upon which third parties may infringe. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. In addition, many of the countries in which we operate do not have intellectual property laws that protect proprietary rights as fully as do laws in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain competitive advantages we have, cause us to lose sales or otherwise harm our business. Further, the costs associated with protecting our intellectual property rights could adversely impact our business.

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

        During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that could most significantly increase our healthcare costs in the near term include the removal of annual plan limits, the changes in rules regarding eligibility for dependents and the mandate that health plans cover 100% of preventative care. In addition, our healthcare costs could increase if the new legislation and accompanying regulations require us to cover more employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. While much of the cost of the enacted healthcare legislation is expected to occur in or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have a material adverse impact on our business.

Item 1B.        UNRESOLVED STAFF COMMENTS.

        None.

Item 2.        PROPERTIES.

        As of December 29, 2012, we operated approximately 40 principal manufacturing facilities in excess of 100,000 square feet. The locations of these principal facilities and the reportable segments or businesses for which they presently are used are as follows:

Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield and Lowell, Indiana; Fairport Harbor, Mentor and Painesville, Ohio; and Quakertown, Pennsylvania
Foreign	Turnhout, Belgium; Vinhedo, Brazil; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; Hazerswoude, the Netherlands; and Cramlington, United Kingdom

Retail Branding and Information Solutions Segment

Domestic	Greensboro and Lenoir, North Carolina; and Miamisburg, Ohio
Foreign	Kunshan, Nansha, Panyu, Shenzen, and Suzhou, China; Sprockhovel, Germany; Ancarano, Italy; and Taichung, Taiwan

Other specialty converting businesses

Domestic	Schererville, Indiana; and Clinton, South Carolina
Foreign	None

Office and Consumer Products

Domestic	Chicopee, Massachusetts; and Meridian, Mississippi
Foreign	Oberlaindern, Germany; and Tijuana, Mexico

        In addition to the principal manufacturing facilities described above, our other principal facilities include our corporate headquarters facility in Pasadena, California, and our divisional offices located in Brea, California; Framingham, Massachusetts; Mentor, Ohio; Kunshan, China; and Leiden, the Netherlands.

        We own all of the principal properties identified above, except for certain facilities in Vinhedo, Brazil; Brea, California; Panyu and Shenzen, China; Oberlaindern and Sprockhovel, Germany; Greensboro, North Carolina; Mentor, Ohio; and Taichung, Taiwan, which are leased.

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

Item 3.        LEGAL PROCEEDINGS.

        As of December 29, 2012, we have been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed. We are participating with other PRPs at such sites and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

        As of December 29, 2012, our estimated accrued liability associated with environmental remediation was $32.5 million. See also Note 8, "Contingencies," in the Notes to Consolidated Financial Statements of our 2012 Annual Report, which is incorporated herein by reference.

        We are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business. We have accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated. Because of the uncertainties associated with claims resolution and litigation, future expense to resolve these matters could be higher than the liabilities accrued by us; however, we are unable to reasonably estimate a range of potential expenses. If information becomes available that allows us to reasonably estimate the range of potential expenses in an amount higher or lower than what we have accrued, we will adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of expense for resolving any future matters will be assessed as they arise; until then, a range of potential expense for such resolution cannot be determined. Based upon current information, management believes that the impact of the resolution of these would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.

Item 4.        MINE SAFETY DISCLOSURES

        None.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant's Common Equity and Related Stockholder Matters

        The information called for by subsection (a) of this Item appears under "Corporate Information — Stock and Dividend Data" in our 2012 Annual Report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

        On July 26, 2012, our Board of Directors authorized the repurchase of additional shares of our common stock in the aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases). This authorization will remain in effect until shares equaling $400 million have been repurchased.

        As of August 2012, there were no more shares authorized for repurchase under the previous Board authorization from January 2011.

        Repurchases by us or "affiliated purchasers" (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities in the three fiscal months of the fourth quarter of 2012 are listed in the following table.

(Dollars in millions; shares in thousands, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans

September 30, 2012 – October 27, 2012	219.7	$31.64	219.7
October 28, 2012 – November 24, 2012	—	$ —	—
November 25, 2012 – December 29, 2012	—	$ —	—

Total	219.7	$31.64	219.7	$338.2

        Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

Item 6.        SELECTED FINANCIAL DATA.

        Selected financial data for each of our last five fiscal years appears under "Five-year Summary" in our 2012 Annual Report and is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information called for by this Item is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report and is incorporated herein by reference.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information called for by this Item is contained under "Market-Sensitive Instruments and Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report and is incorporated herein by reference.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information called for by this Item is contained in our 2012 Annual Report (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and is incorporated herein by reference.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.        CONTROLS AND PROCEDURES.

        Disclosure Controls and Procedures.    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2012. (See Management's Report on Internal Control Over Financial Reporting in our 2012 Annual Report.)

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2012 Annual Report, which is incorporated herein by reference.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION.

        None.

 PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

        The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 25, 2013, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report (our "2013 Proxy Statement"). The information concerning executive officers called for by this Item appears on the next page of this report. The information concerning any late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from our 2013 Proxy Statement.

        We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code"), which applies to our Chief Executive Officer, Chief Financial Officer, and Controller/Chief Accounting Officer. The Code is available in the "Investors" section of our website, www.averydennison.com. We will satisfy disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code that applies to these officers disclosing the nature of such amendment or waiver on our website or in a current report on Form 8-K. Our Code of Conduct, which applies to our directors, officers and employees, is also available in the "Investors" section of our website. Our website address is not intended to function as a hyperlink, and the contents of the website are not a part of this Form 10-K, nor are they incorporated herein by reference.

        The information concerning our Audit Committee called for by this Item is incorporated by reference from our 2013 Proxy Statement.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

Name	Age	Served as Executive Officer since	Former Positions and Offices with Avery Dennison
Dean A. Scarborough(2)	57	August 1997	2005-2010	President and Chief Executive Officer
Chairman, President and			2000-2005	President and Chief Operating Officer
Chief Executive Officer
Mitchell R. Butier	41	March 2007	2007-2010	Vice President, Controller and Chief
Senior Vice President and				Accounting Officer
Chief Financial Officer			2004-2006	Vice President, Finance, Retail Branding and Information Solutions
Lori J. Bondar	52	June 2010	2008-2010	Vice President, Controller
Vice President, Controller			2005-2008	Consultant, Palomar Consulting Group(3)
and Chief Accounting Officer			2004-2005	Chief Financial Officer, Acetex Corporation(3)
Anne Hill	53	May 2007	2004-2006	Vice President, Global Human Resources,
Senior Vice President and Chief Human Resources Officer				Chiron Corporation(3)
Susan C. Miller	53	March 2008	2008-2009	Senior Vice President and General Counsel
Senior Vice President,			2007-2008	Vice President and General Counsel
General Counsel and Secretary			1998-2006	Assistant General Counsel
Karyn E. Rodriguez	53	June 2001	1999-2001	Assistant Treasurer, Corporate Finance
Vice President and Treasurer				and Investments
Timothy G. Bond	55	March 2008	2007-2008	Vice President and General Manager,
President, Office and				Office and Consumer Products
Consumer Products			2003-2006	Vice President and General Manager, Office and Consumer Products North America
Timothy S. Clyde	49	February 2001	2001-2007	Group Vice President, Office and Consumer
President, Specialty				Products
Materials and
New Growth Platforms
R. Shawn Neville	50	June 2009	2008-2009	Chief Executive Officer, Boathouse Sports(3)
President, Retail Branding			2004-2008	President, Keds Division,
and Information Solutions				Collective Brands, Inc.(3)
Donald A. Nolan	52	March 2008	2005-2007	Senior Vice President, Global Packaging
President, Materials Group				and Automotive Coatings, Valspar Corporation(3)

(1)
All officers are elected to serve a one-year term and until their successors are duly elected and qualified.
(2)
Mr. Scarborough was first elected Chairman, President and Chief Executive Officer effective April 22, 2010.
(3)
Business experience during past five years prior to service with us.

Item 11.        EXECUTIVE COMPENSATION.

        The information called for by this Item is incorporated by reference from our 2013 Proxy Statement.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information called for by this Item is incorporated by reference from our 2013 Proxy Statement.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information called for by this Item is incorporated by reference from our 2013 Proxy Statement.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information called for by this Item is incorporated by reference from our 2013 Proxy Statement.

 PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

        (a)   Financial Statements, Financial Statement Schedule and Exhibits

          (1) (2) Financial statements and financial statement schedule filed as part of this report are listed on the accompanying Index to Financial Statements and Financial Statement Schedule.

          (3) Exhibits filed as a part of this report are listed on the accompanying Exhibit Index. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such on the Exhibit Index and is incorporated herein by reference.

        (b)   The Exhibits required to be filed by Item 601 of Regulation S-K are set forth on the accompanying Exhibit Index and are incorporated herein by reference.

        (c)   The financial statement schedules required by Regulation S-X, which are excluded from our 2012 Annual Report by Rule 14a-3(b)(1) and are required to be filed in this report, are set forth on the accompanying Index to Financial Statements and Financial Statement Schedule and are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION
By	/s/	Mitchell R. Butier
Mitchell R. Butier Senior Vice President and Chief Financial Officer

Dated: February 27, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	Chairman, President and Chief Executive Officer	February 27, 2013
/s/ Mitchell R. Butier Mitchell R. Butier	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013
/s/ Lori J. Bondar Lori J. Bondar	Vice President and Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

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

Signature	Title	Date

/s/ Bradley A. Alford Bradley A. Alford	Director	February 27, 2013
/s/ Anthony K. Anderson Anthony K. Anderson	Director	February 27, 2013
/s/ Peter K. Barker Peter K. Barker	Director	February 27, 2013
/s/ Rolf Börjesson Rolf Börjesson	Director	February 27, 2013
/s/ John T. Cardis John T. Cardis	Director	February 27, 2013
/s/ Ken C. Hicks Ken C. Hicks	Director	February 27, 2013
/s/ Peter W. Mullin Peter W. Mullin	Director	February 27, 2013

Signature	Title	Date

/s/ Charles H. Noski Charles H. Noski	Director	February 27, 2013
/s/ David E. I. Pyott David E. I. Pyott	Director	February 27, 2013
/s/ Dean A. Scarborough Dean A. Scarborough	Director	February 27, 2013
/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 27, 2013
/s/ Julia A. Stewart Julia A. Stewart	Director	February 27, 2013

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULE

Data incorporated by reference from the attached portions of the 2012 Annual Report to Shareholders of Avery Dennison Corporation:

Consolidated Financial Statements:
Consolidated Balance Sheets at December 29, 2012 and December 31, 2011
Consolidated Statements of Income for 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for 2012, 2011 and 2010
Consolidated Statements of Shareholders' Equity for 2012, 2011 and 2010
Consolidated Statements of Cash Flows for 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

        Except for the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report, the information for which is included in our 2012 Annual Report to Shareholders and incorporated herein by reference, our 2012 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Avery Dennison Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2013 appearing in the 2012 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2013

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

	Balance at Beginning of Year	Additions (Deductions) – Charged to Costs and Expenses	Deductions From Reserves(a)	Balance at End of Year
2012
Allowance for doubtful accounts	$34.0	$3.4	$(6.3)	$31.1
Allowance for sales returns	9.3	14.5	(10.1)	13.7
Valuation allowance for deferred tax assets	122.8	(25.8)	.2	97.2
2011
Allowance for doubtful accounts	$38.9	$6.3	$(11.2)	$34.0
Allowance for sales returns	12.5	10.5	(13.7)	9.3
Valuation allowance for deferred tax assets	115.6	8.1	(.9)	122.8
2010
Allowance for doubtful accounts	$41.3	$6.7	$(9.1)	$38.9
Allowance for sales returns	14.9	9.6	(12.0)	12.5
Valuation allowance for deferred tax assets	115.4	2.5	(2.3)	115.6

(a)
Deductions from reserves include currency translation adjustments for all periods and classification of our OCP business balances (where applicable) to "held for sale" in 2011.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-169954) and Form S-8 (File Nos. 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 33-107371, 333-107372, 333-109814, 333-124495, 333-143897, 333-152508, 333-166832, 333-166836, 333-166837, and 333-181221) of Avery Dennison Corporation of our report dated February 27, 2013 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 27, 2013 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2013

AVERY DENNISON CORPORATION

EXHIBIT INDEX
For the Year Ended December 29, 2012

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
2.1	Purchase Agreement, dated as of January 29, 2013, by and among CCL Industries, Inc. ("CCL"), a corporation organized under the laws of Canada, those subsidiaries of CCL to be designated pursuant to Section 5.8 thereof, the Registrant, and those subsidiaries of the Registrant listed in Annex A thereof	2.1	Current Report on Form 8-K, filed January 30, 2013
3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 28, 2011
3.1(ii)	Amended and Restated Bylaws, dated as of April 28, 2011	3.2	Current Report on Form 8-K, filed April 28, 2011
4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the "1991 Indenture")	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991
4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the "Supplemental Indenture")	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993
4.3	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series C" under the 1991 Indenture, as amended by the Supplemental Indenture	4.7	Current Report on Form 8-K, filed May 12, 1995
4.4	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series D" under the 1991 Indenture, as amended by the Supplemental Indenture	4.8	Current Report on Form 8-K, filed December 16, 1996

i

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
4.5	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee ("2001 Indenture")	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001
4.6	Officers' Certificate establishing two series of Securities entitled "4.875% Notes due 2013" and "6.000% Notes due 2033" under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003
4.7	4.875% Notes Due 2013	4.3	Current Report on Form 8-K, filed January 16, 2003
4.8	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003
4.9	Indenture, dated as of September 25, 2007, among ADOP Company, Registrant and The Bank of New York Trust Company, N.A. ("Bank of NY")	99.1	Current Report on Form 8-K, filed October 1, 2007
4.10	6.625% Guaranteed Notes due 2017	99.1	Current Report on Form 8-K, filed October 1, 2007
4.11	Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed November 20, 2007
4.12	First Supplemental Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3	Current Report on Form 8-K, filed November 20, 2007
4.13	Remarketing Agreement, dated as of September 27, 2010, between Registrant and the Remarketing Agent named therein	1.1	Current Report on Form 8-K, filed November 15, 2010
4.14	Second Supplemental Indenture, dated as of April 13, 2010, between Avery Dennison and The Bank of NY Trust Company, as Trustee	4.2	Current Report on Form 8-K, filed April 13, 2010
4.15	Form of 5.375% Senior Notes due 2020	4.3	Current Report on Form 8-K, filed April 13, 2010
10.1	Credit Agreement, dated as of February 8, 2008, among Avery Dennison Office Products Company, Registrant, Bank of America, N.A. and Banc of America Securities LLC and JP Morgan Securities Inc ("ADOPC Credit Agreement")	10.2	Quarterly Report on Form 10-Q, filed August 7, 2008

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.2	Second Amendment to ADOPC Credit Agreement	99.3	Current Report on Form 8-K, filed January 27, 2009
10.3	Second Amended and Restated Credit Agreement, dated as of December 22, 2011, by and among Registrant, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party thereto	10.2.2	Current Report on Form 8-K, filed December 23, 2011
10.4*	Retention Agreement with D.R. O'Bryant	10.8.6	Quarterly Report on Form 10-Q, filed May 12, 2005
10.5*	Amendment to Retention Agreement with D.R. O'Bryant	10.8.4.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.6*	Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982
10.7*	Executive Group Life Insurance Plan	10.9	1982 Annual Report on Form 10-K, filed February 25, 1983
10.8*	Amended and Restated Supplemental Executive Retirement Plan ("SERP")	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.9*	Letter of Grant to D.A. Scarborough under SERP	10.11.2.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.10*	Letter Agreement with D.A. Scarborough regarding SERP benefits	10.11.2.1	Current Report on Form 8-K, filed December 15, 2010
10.11*	Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995
10.12*	Amended and Restated Retirement Plan for Directors	10.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003
10.13*	Amended and Restated Director Equity Plan ("Director Plan")	10.15.1	Current Report on Form 8-K, filed December 11, 2008
10.14*	Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004
10.15*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan ("EVDCP")	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995
10.16*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.17*	Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995
10.18*	Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan ("DVDCP")	10.18	1994 Annual Report on Form 10-K, filed March 30, 1995
10.19*	Amendment No. 1 to DVDCP	10.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.20*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011
10.21*	Amended and Restated Stock Option and Incentive Plan ("Equity Plan")	D	2012 Proxy Statement on Schedule 14A, filed March 9, 2012
10.22*	Forms of NQSO Agreement under Equity Plan	10.19.5	2007 Annual Report on Form 10-K, filed February 27, 2008
10.23*	Forms of Restricted Stock Agreement under Equity Plan	10.19.8	Quarterly Report on Form 10-Q, filed May 12, 2005
10.24*	Forms of Restricted Stock Unit Agreement under Equity Plan	10.19.2	Current Report on Form 8-K, filed December 13, 2006
10.25*	Forms of Equity Awards under Equity Plan	10.19.6	Current Report on Form 8-K, filed April 30, 2008
10.26*	Forms of Equity Awards under Equity Plan	10.19.6	Quarterly Report on Form 10-Q, filed May 8, 2008
10.27*	Forms of Equity Agreements under Equity Plan	10.19.9	Current Report on Form 8-K, filed December 11, 2008
10.28*	Additional Forms of Equity Agreements under Equity Plan	10.19.10	Current Report on Form 8-K/A, filed December 11, 2008
10.29*	Form of Performance Unit Agreement under Equity Plan	10.19.8	2008 Annual Report on Form 10-K, filed February 25, 2009
10.30*	Senior Executive Annual Incentive Plan	D	2009 Proxy Statement on Schedule 14A, filed March 12, 2009
10.31*	Complete Restatement and Amendment of Executive Deferred Retirement Plan ("EDRP")	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995
10.32*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.33*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.34*	Executive Variable Deferred Retirement Plan, amended and restated ("EVDRP")	10.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004
10.35*	2004 EVDRP	4.1	Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003
10.36*	2005 EVDRP, amended and restated	10.31.2	Quarterly Report on Form 10-Q, filed May 10, 2011
10.37*	Benefits Restoration Plan, amended and restated ("BRP")	10.32.1	Current Report on Form 8-K/A, filed December 11, 2008
10.38*	First Amendment to BRP	10.32.1	2010 Annual Report on Form 10-K, filed March 1, 2011
10.39*	Amended and Restated Capital Accumulation Plan ("CAP")	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000
10.40*	Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000
10.41*	Key Executive Change of Control Severance Plan	10.35	Quarterly Report on Form 10-Q, filed May 10, 2011
10.42*	Executive Severance Plan	10.36	Quarterly Report on Form 10-Q, filed May 10, 2011
10.43*†	Long-term Incentive Unit Plan	N/A	N/A
10.44	Purchase Agreement, dated as of December 21, 2011, by and among 3M Company, those subsidiaries of 3M to be designated pursuant to Section 5.8 thereof, Registrant, and those subsidiaries of Registrant listed on Annex A thereof	2.1	Current Report on Form 8-K, filed January 3, 2012
10.45	Agreement to Terminate Purchase Agreement, dated as of October 3, 2012, by and between Registrant and 3M Company	10.1	Current Report on Form 8-K, filed October 5, 2012
12†	Computation of Ratio of Earnings to Fixed Charges	N/A	N/A
13†	Portions of Annual Report to Stockholders for fiscal year ended December 29, 2012	N/A	N/A
21†	List of Subsidiaries	N/A	N/A

v

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (see page S-4)	N/A	N/A
24†	Power of Attorney (see Signatures — Power of Attorney)	N/A	N/A
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
101INS	XBRL Instance Filing	N/A	N/A
101SCH	XBRL Extension Schema Filing	N/A	N/A
101CAL	XBRL Extension Calculation Linkbase Filing	N/A	N/A
101LAB	XBRL Extension Label Linkbase Filing	N/A	N/A
101PRE	XBRL Extension Presentation Linkbase Filing	N/A	N/A
101DEF	XBRL Extension Definition Linkbase Filing	N/A	N/A

(1)
Unless otherwise noted, the File Number for all filings is File No. 1-7685.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

†
Filed herewith.