Form 10-Q
period 2013-03-30
Avery Dennison Corp
filed 2013-05-07
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013.

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

Number of shares of $1 par value common stock outstanding as of April 27, 2013: 99,584,409

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2013 FORM 10-Q QUARTERLY REPORT

2

Avery Dennison Corporation

SAFE HARBOR STATEMENT

The matters discussed in this Quarterly Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof, and other expressions that refer to future events and trends, identify forward-looking statements. These forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause our actual results to differ materially from expected results, performance or achievements expressed or implied by such forward-looking statements.

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; the financial condition and inventory strategies of customers; changes in customer order patterns; worldwide and local economic conditions; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; integration of acquisitions and completion of pending dispositions; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; changes in political conditions; impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

We believe that the most significant risk factors that could affect our financial performance in the near-term include: (1) the impact of economic conditions on underlying demand for our products; (2) competitors’ actions, including pricing, expansion in key markets, and product offerings; and (3) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume.

Our forward-looking statements are made only as of the date hereof.  By making these forward-looking statements, we assume no duty to update them to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	March 30, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$207.7	$235.4
Trade accounts receivable, less allowances of $43.0 and $44.8 at March 30, 2013 and December 29, 2012, respectively	988.7	972.8
Inventories, net	516.3	473.3
Current deferred and refundable income taxes	127.4	129.1
Assets held for sale	551.5	472.2
Other current assets	122.2	128.9
Total current assets	2,513.8	2,411.7
Property, plant and equipment	2,657.9	2,871.1
Accumulated depreciation	(1,718.4)	(1,855.6)
Property, plant and equipment, net	939.5	1,015.5
Goodwill	756.9	764.4
Other intangibles resulting from business acquisitions, net	117.0	125.0
Non-current deferred income taxes	343.4	331.6
Other assets	467.0	457.1
	$5,137.6	$5,105.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$655.4	$520.2
Accounts payable	813.2	804.3
Current deferred and payable income taxes	51.2	65.1
Liabilities held for sale	139.9	160.5
Other current liabilities	466.5	524.4
Total current liabilities	2,126.2	2,074.5
Long-term debt and capital leases	702.0	702.2
Long-term retirement benefits and other liabilities	593.1	607.2
Non-current deferred and payable income taxes	142.6	140.5
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at March 30, 2013 and December 29, 2012; issued – 124,126,624 shares at March 30, 2013 and December 29, 2012; outstanding – 100,137,807 shares and 99,915,457 shares at March 30, 2013 and December 29, 2012, respectively	124.1	124.1
Capital in excess of par value	792.3	801.8
Retained earnings	1,933.9	1,910.8
Treasury stock at cost, 23,988,817 shares and 24,211,167 shares at March 30, 2013 and December 29, 2012, respectively	(985.3)	(977.8)
Accumulated other comprehensive loss	(291.3)	(278.0)
Total shareholders’ equity	1,573.7	1,580.9
	$5,137.6	$5,105.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 30, 2013	March 31, 2012
Net sales	$1,498.9	$1,443.0
Cost of products sold	1,097.2	1,065.9
Gross profit	401.7	377.1
Marketing, general and administrative expense	300.9	288.9
Interest expense	12.2	18.3
Other expense, net	7.5	7.6
Income from continuing operations before taxes	81.1	62.3
Provision for income taxes	14.3	17.7
Income from continuing operations	66.8	44.6
Loss from discontinued operations, net of tax	(9.0)	(.7)
Net income	$57.8	$43.9
Per share amounts:
Net income (loss) per common share:
Continuing operations	$.67	$.42
Discontinued operations	(.09)	–
Net income per common share	$.58	$.42
Net income (loss) per common share, assuming dilution:
Continuing operations	$.66	$.42
Discontinued operations	(.09)	(.01)
Net income per common share, assuming dilution	$.57	$.41
Dividends per common share	$.27	$.27
Average shares outstanding:
Common shares	100.1	105.7
Common shares, assuming dilution	101.5	106.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net income	$57.8	$43.9
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(18.0)	41.7
Net actuarial loss, prior service cost and net transition asset	6.1	3.8
Effective portion of gains/losses on cash flow hedges	.9	1.8
Other comprehensive (loss) income, before tax	(11.0)	47.3
Income tax expense related to components of other comprehensive (loss) income	2.3	2.0
Other comprehensive (loss) income, net of tax	(13.3)	45.3
Total comprehensive income, net of tax	$44.5	$89.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012

Operating Activities
Net income	$57.8	$43.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	35.0	40.5
Amortization	16.5	18.9
Provision for doubtful accounts and sales returns	5.5	6.1
Asset impairment and net loss on sale/disposal of assets	.4	5.1
Stock-based compensation	9.2	11.8
Other non-cash expense and loss	14.7	11.0
Changes in assets and liabilities and other adjustments	(204.8)	(126.6)
Net cash (used in) provided by operating activities	(65.7)	10.7
Investing Activities
Purchases of property, plant and equipment, net	(21.1)	(24.0)
Purchases of software and other deferred charges	(7.8)	(12.0)
Sale of investments, net	.1	2.7
Net cash used in investing activities	(28.8)	(33.3)
Financing Activities
Net increase in borrowings (maturities of 90 days or less)	135.1	134.1
Payments of debt (maturities longer than 90 days)	(.3)	(.6)
Dividends paid	(27.1)	(28.4)
Share repurchases	(61.8)	(72.2)
Proceeds from exercise of stock options, net	26.4	3.9
Other	(6.2)	(2.2)
Net cash provided by financing activities	66.1	34.6

Effect of foreign currency translation on cash balances	.7	.7
(Decrease) increase in cash and cash equivalents	(27.7)	12.7
Cash and cash equivalents, beginning of year	235.4	178.0
Cash and cash equivalents, end of period	$207.7	$190.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The accompanying unaudited Condensed Consolidated Financial Statements include normal recurring adjustments necessary for a fair statement of our interim results.  The unaudited Condensed Consolidated Financial Statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2012 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q.

Fiscal Period

The first quarters of 2013 and 2012 consisted of thirteen-week periods ending March 30, 2013 and March 31, 2012, respectively. The interim results of operations are not necessarily indicative of future results.

Financial Presentation

As discussed further in Note 2, “Discontinued Operations and Assets Held for Sale,” we have classified the operating results of our Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses, together with certain costs associated with their planned divestiture, as discontinued operations in the unaudited Consolidated Statements of Income for all periods presented. The results and financial condition of discontinued operations have been excluded from the notes to our unaudited Condensed Consolidated Financial Statements, unless otherwise indicated, except for certain prior-year balances related to the DES business.

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2.  Discontinued Operations and Assets Held for Sale

Discontinued Operations

On January 29, 2013, we entered into an agreement to sell our OCP and DES businesses to CCL Industries Inc. (“CCL”) for a total purchase price of $500 million in cash, subject to adjustment in accordance with the terms of the agreement.  We have received all regulatory clearances for the sale of these businesses, which we expect to complete, subject to the satisfaction of customary closing conditions, in mid-2013.  The operating results of the DES business, which were previously reported in other specialty converting businesses, have been classified as discontinued operations in the unaudited Consolidated Statements of Income for all periods presented.

As part of the agreement with CCL, we agreed to enter into a supply agreement with CCL at closing, pursuant to which CCL would purchase certain pressure-sensitive label stock, adhesives and other base material products for up to six years after closing.  Additionally, we agreed to enter into a transition services agreement at closing, under which certain transitional services would be provided primarily by us to CCL for up to 15 months after closing. The purpose of these services would be to provide short-term assistance to CCL in assuming the operations of the OCP and DES businesses.  While both agreements would continue generating revenues and cash flows from OCP and DES, our continuing involvement in the OCP and DES operations is not expected to be significant to us as a whole.

The operating results of these discontinued operations were as follows:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net sales	$161.9	$200.7
Loss before taxes, including divestiture-related and restructuring costs	$(10.6)	$(.2)
(Benefit from) provision for income taxes	(1.6)	.5
Loss from discontinued operations, net of tax	$(9.0)	$(.7)

Lower net sales in the first quarter of 2013 reflected lower volume in the OCP business, primarily driven by the acceleration of customer inventory reductions during the first quarter of 2013.  The higher loss from discontinued operations, net of tax, in the first quarter of 2013 reflected lower volume and higher divestiture-related costs, partially offset by the cessation of depreciation and amortization following the classification of the assets of the OCP and DES businesses as “held for sale.”

The loss from discontinued operations, net of tax, for the three months ended March 30, 2013 and March 31, 2012 also reflected the elimination of certain corporate cost allocations.

Avery Dennison Corporation

Net sales from our continuing operations to our discontinued operations were $19.6 million and $25.7 million for the three months ended March 30, 2013 and March 31, 2012, respectively.  These sales have been included in “Net sales” in the unaudited Consolidated Statements of Income.

The assets and liabilities of the OCP business were classified as “held for sale” at December 29, 2012, as we continued to pursue the sale of this business through the end of 2012.  The assets and liabilities of both the OCP and DES businesses were classified as “held for sale” at March 30, 2013 in connection with our agreement to sell these businesses to CCL, as discussed above.  The carrying values of the major classes of assets and liabilities of the OCP and DES businesses that were classified as “held for sale” were as follows:

(In millions)	March 30, 2013	December 29, 2012
Assets
Trade accounts receivable, net	$110.0	$119.0
Inventories, net	84.9	57.2
Other current assets	10.2	7.7
Total current assets	205.1	183.9
Property, plant and equipment, net	124.5	79.5
Goodwill	169.1	167.9
Other intangibles resulting from business acquisitions, net	32.1	32.5
Other assets	13.8	8.4
	$544.6	$472.2
Liabilities
Accounts payable	$45.6	$31.2
Other current liabilities	77.4	113.1
Total current liabilities	123.0	144.3
Non-current liabilities	16.9	16.2
	$139.9	$160.5

Other Assets Held for Sale

In March 2013, we entered into an agreement to sell the property and equipment of our corporate headquarters in Pasadena, California, for approximately $20 million and have classified these assets as “held for sale” in the unaudited Condensed Consolidated Balance Sheets at March 30, 2013.  The total carrying value of these assets as of March 30, 2013 was $6.9 million.  In conjunction with the sale, we entered into a short-term leaseback arrangement with the buyer.  The initial term of the lease is nine months with two optional three-month extensions.  Subsequent to the end of the first quarter of 2013 in April 2013, we completed the sale of our corporate headquarters, with an estimated pre-tax gain of $10 million.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	March 30, 2013	December 29, 2012
Raw materials	$206.8	$184.5
Work-in-progress	150.6	139.2
Finished goods	158.9	149.6
Inventories, net	$516.3	$473.3

Avery Dennison Corporation

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the first three months of 2013, by reportable segment and other businesses, were as follows:

(In millions)	Pressure- sensitive Materials	Retail Branding and Information Solutions	Other specialty converting businesses	Total
Goodwill as of December 29, 2012	$338.3	$422.6	$3.5	$764.4
Acquisition adjustments	–	(.2)	–	(.2)
Translation adjustments	(2.7)	(1.1)	–	(3.8)
Transfer to discontinued operations(1)	–	–	(3.5)	(3.5)
Goodwill as of March 30, 2013	$335.6	$421.3	$–	$756.9

(1)      In connection with its planned divestiture, the goodwill balance associated with our DES business was classified in the unaudited Condensed Consolidated Balance Sheets as “Assets held for sale” at March 30, 2013.  See Note 2, “Discontinued Operations and Assets Held for Sale,” for more information.

The carrying amount of goodwill at March 30, 2013 and December 29, 2012 included accumulated impairment losses of $820 million, which were reported in the Retail Branding and Information Solutions segment.

Indefinite-Lived Intangible Assets

The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trademarks, was $11 million and $11.1 million at March 30, 2013 and December 29, 2012, respectively.

Finite-Lived Intangible Assets

The following table sets forth our finite-lived intangible assets resulting from business acquisitions at March 30, 2013 and December 29, 2012, which continue to be amortized:

	March 30, 2013			December 29, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$233.4	$147.5	$85.9	$234.7	$142.3	$92.4
Patents and other acquired technology	49.0	35.1	13.9	49.0	34.0	15.0
Trade names and trademarks	25.4	21.6	3.8	25.7	21.9	3.8
Other intangibles	12.3	9.9	2.4	12.4	9.7	2.7
Total	$320.1	$214.1	$106.0	$321.8	$207.9	$113.9

Amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions was $7.5 million for each of the three months ended March 30, 2013 and March 31, 2012.

The estimated amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions for the remainder of the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense
Remainder of 2013	$20.9
2014	24.6
2015	21.1
2016	19.5
2017	10.5

Avery Dennison Corporation

Note 5.  Debt

On January 15, 2013, we repaid $250 million of senior notes due in 2013 using commercial paper borrowings.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities.  The fair value of short-term borrowings, which include commercial paper and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.44 billion at March 30, 2013 and $1.31 billion at December 29, 2012.  Fair value amounts were determined primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our various loan agreements require that we maintain specified financial covenant ratios of total debt and interest expense in relation to certain measures of income.  As of March 30, 2013, we were in compliance with all our financial covenants.

Subsequent to the end of the first quarter of 2013 in April 2013, we issued $250 million of senior notes, due April 2023.  The notes bear an interest rate of 3.35% per year, payable semiannually in arrears.  The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were approximately $247.5 million and were used to repay a portion of the indebtedness outstanding under our commercial paper program.

Note 6.  Pension and Other Postretirement Benefits

Defined Benefit Plans

We sponsor a number of defined benefit plans, some of which are frozen, covering eligible employees in the U.S. and certain other countries.  Benefits payable to an employee are based primarily on years of service and the employee’s compensation during the course of his or her employment with us.  While we have not expressed any intent to terminate these plans, we may do so at any time, subject to applicable laws and regulations.

We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, local laws and regulations.  We have not incurred significant costs related to termination indemnity arrangements, and therefore, no related costs are included in the disclosures below.

The following table sets forth the components of net periodic benefit cost, recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	March 30, 2013		March 31, 2012		March 30, 2013	March 31, 2012
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.1	$.1	$2.3	$–	$–
Interest cost	9.5	5.8	9.7	6.1	.1	.1
Expected return on plan assets	(11.7)	(5.6)	(11.5)	(5.5)	–	–
Recognized net actuarial loss	4.9	1.5	3.4	.8	.7	.6
Amortization of prior service cost (credit)	.1	.1	.1	.1	(1.2)	(1.2)
Amortization of transition asset	–	–	–	(.1)	–	–
Net periodic benefit cost (credit)	$2.9	$4.9	$1.8	$3.7	$(.4)	$(.5)

We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate.  We contributed $11.6 million and $9.1 million to our U.S. pension plans during the three months ended March 30, 2013 and March 31, 2012, respectively.  We contributed $.8 million and $.7 million to our U.S. postretirement health benefit plan during the three months ended March 30, 2013 and March 31, 2012, respectively.  We contributed approximately $8 million to our international pension plans during each of the three months ended March 30, 2013 and March 31, 2012.  All of the 2013 and 2012 contributions were made to meet minimum funding requirements.

Defined Contribution Plans

We sponsor various defined contribution plans worldwide, with the largest plan being the Avery Dennison Corporation Savings Plan (“Savings Plan”), a 401(k) plan available to our U.S. employees.  We recognized expense from continuing operations of $6.6 million and $5.3 million during the three months ended March 30, 2013 and March 31, 2012, respectively, related to our contributions and match of participant contributions to the Savings Plan.

Avery Dennison Corporation

Note 7.  Research and Development

Research and development expense from continuing operations was $23.5 million and $24.5 million for the three months ended March 30, 2013 and March 31, 2012, respectively.  This expense was included in “Marketing, general and administrative expense,” in the unaudited Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation

Our annual long-term compensation awards are granted to eligible employees in February and non-employee directors in May.  Prior to 2013, annual long-term compensation awards were granted to non-employee directors in April.  Certain awards granted to retirement-eligible employees vest in full upon retirement; awards to these employees are accounted for as fully vested on the date of grant.

Equity Awards

In 2013, in lieu of stock options and restricted stock units, we began granting performance-based market-leveraged stock units (“MSUs”), which vest ratably over a four-year period. Although dividend equivalents will accrue on MSUs during the vesting period, they will be earned and paid only at vesting.  The number of MSU shares earned is based upon our absolute total shareholder return at each vesting date and can range from 0% to 200% of the target amount of MSUs subject to vesting.  Each of the four vesting periods represents one tranche of MSUs and the fair value of each of these four tranches was determined using the Monte-Carlo simulation model, which utilizes multiple input variables, including expected volatility assumptions and other assumptions, to estimate the probability of achieving the performance objective established for the award.  The compensation expense related to MSUs is amortized on a graded-vesting basis over their respective performance periods.

Stock-based compensation expense from continuing operations was $7.9 million and $10.6 million for the three months ended March 30, 2013 and March 31, 2012, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

As of March 30, 2013, we had approximately $62 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average period of approximately three years.

Cash Awards

Cash-based awards consist of long-term incentive units (“LTI Units”) granted to eligible employees. Cash-based awards are classified as liability awards and are remeasured at each quarter-end over the applicable vesting or performance period.

LTI Units are service-based awards that generally vest ratably over a four-year period, and the compensation expense related to these awards is amortized on a straight-line basis. The settlement value and LTI Unit remeasurement are calculated based on the number of vested LTI Units multiplied by the average of the high and low market prices of our common stock on the vesting date and at each quarter-end in the vesting period, respectively.

Cash-based awards also include certain performance and market-leveraged LTI Units granted to eligible employees. Performance LTI Units are payable in cash at the end of a three-year cliff vesting period provided that certain performance objectives are achieved at the end of the performance period.  Market-leveraged LTI Units are payable in cash and vest ratably over a period of four years.  The number of performance and market-leveraged LTI Units earned at vesting is adjusted upward or downward based upon the probability of achieving the performance objectives established for the respective award and the actual number of units issued can range from 0% to 200% of the target units subject to vesting. The performance and market-leveraged LTI Units are remeasured using the estimated  percentage of units expected to be earned multiplied by the average of the high and low market prices of our common stock at each quarter-end over the performance periods.  The compensation expense related to performance LTI Units is amortized on a straight-line basis over their respective performance period.  The compensation expense related to market-leveraged LTI Units is amortized on a graded-vesting basis over their respective performance periods.

The compensation expense from continuing operations related to cash-based awards was $2.7 million and $.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income and the related liability was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

Note 9.  Cost Reduction Actions

2012 Program

During the first three months of 2013, we recorded $8.1 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 290 positions, lease cancellation costs, and asset impairment charges.

In 2012, we recorded $57.7 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 1,060 positions, lease cancellation costs, and asset impairment charges.

Approximately 50 employees impacted by our 2012 Program remained employed with us as of March 30, 2013.  We expect to complete this program in 2013.

Accruals for severance and related costs and lease cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.  For assets that were not disposed of, impairments were based on the estimated market value of the assets.

During the first three months of 2013, restructuring charges and payments, including those for discontinued operations, were as follows:

(In millions)	Accrual at December 29, 2012	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at March 30, 2013
2012 Program
Severance and related costs	$20.7	$6.8	$(15.5)	$–	$–	$12.0
Lease cancellation costs	.1	–	(.1)	–	–	–
Asset impairment charges	–	1.3	–	(1.3)	–	–
2011 Actions
Severance and related costs	.1	–	(.1)	–	–	–
	$20.9	$8.1	$(15.7)	$(1.3)	$–	$12.0

The table below shows the total amount of costs incurred by reportable segment and other businesses in connection with the 2012 Program for the periods shown below.  Restructuring costs in continuing operations are included in “Other expense, net” in the unaudited Consolidated Statements of Income.

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Restructuring costs by reportable segment and other businesses
Pressure-sensitive Materials	$3.6	$2.2
Retail Branding and Information Solutions	4.3	5.0
Other specialty converting businesses	–	–
Corporate	.2	–
Continuing operations	8.1	7.2
Discontinued operations	–	.1
	$8.1	$7.3

Note 10.  Financial Instruments

We enter into foreign exchange hedge contracts to reduce our risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S.  We enter into interest rate contracts to help manage our exposure to certain interest rate fluctuations.  We also enter into natural gas futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases.  The maximum length of time for which we hedge our exposure to the variability in future cash flows for forecasted transactions is 48 months.

As of March 30, 2013, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $4.6 million and $1.6 billion, respectively.

Avery Dennison Corporation

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the balances and locations of derivatives as of March 30, 2013:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$5.3	Other current liabilities	$13.9
Commodity contracts	Other current assets	–	Other current liabilities	.1
		$5.3		$14.0

The following table provides the balances and locations of derivatives as of December 29, 2012:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$10.0	Other current liabilities	$2.8
Commodity contracts	Other current assets	–	Other current liabilities	.9
Commodity contracts			Long-term retirement benefits and other liabilities	.1
		$10.0		$3.8

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings, resulting in no net material impact to income.

The following table provides the components of gain (loss) recognized in income related to fair value hedge contracts.  The corresponding gains or losses on the underlying hedged items approximated the net gain (loss) on these fair value hedge contracts.

		Three Months Ended
(In millions)	Location of Gain (Loss) in Income	March 30, 2013	March 31, 2012
Foreign exchange contracts	Cost of products sold	$(1.1)	$(.5)
Foreign exchange contracts	Marketing, general and administrative expense	(6.9)	8.3
		$(8.0)	$7.8

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Foreign exchange contracts	$.3	$(2.1)
Commodity contracts	.3	(1.0)
	$.6	$(3.1)

See Note 13, “Comprehensive Income,” for amounts reclassified from “Accumulated other comprehensive loss” on derivatives related to cash flow hedge contracts.

Avery Dennison Corporation

The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was not significant for the three months ended March 30, 2013 and March 31, 2012, respectively.

As of March 30, 2013, a net loss of approximately $.4 million is expected to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Note 11.  Taxes Based on Income

The effective tax rate for continuing operations was 17.6% and 28.4% for the three months ended March 30, 2013 and March 31, 2012, respectively.  The effective tax rate for the three months ended March 30, 2013 reflects discrete tax benefits of $10.3 million related to changes in tax law, including a $4.2 million benefit attributable to the retroactive reinstatement of the federal research and development tax credit and a $5.1 million benefit for revaluation of deferred tax balances due to a change in the municipal statutory tax rate in Luxembourg.  For the three months ended March 31, 2012, the effective tax rate included a discrete tax benefit of $3.7 million for releases of certain tax reserves due to lapses of applicable statutory periods.

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Income from continuing operations before taxes	$81.1	$62.3
Provision for income taxes	14.3	17.7
Effective tax rate	17.6%	28.4%

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.  With some exceptions, we and our subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2006.

It is reasonably possible that during the next 12 months, we may realize a decrease in our gross uncertain tax positions of approximately $15 million, primarily as a result of cash payments and closing tax years.

Note 12.  Net Income Per Share

Net income per common share was computed as follows:

		Three Months Ended
(In millions, except per share amounts)		March 30, 2013	March 31, 2012
(A)	Income from continuing operations	$66.8	$44.6
(B)	Loss from discontinued operations, net of tax	(9.0)	(.7)
(C)	Net income available to common shareholders	$57.8	$43.9
(D)	Weighted-average number of common shares outstanding	100.1	105.7
	Dilutive shares (additional common shares issuable under stock-based awards)	1.4	.5
(E)	Weighted-average number of common shares outstanding, assuming dilution	101.5	106.2
Net income (loss) per common share:
	Continuing operations (A) ÷ (D)	$.67	$.42
	Discontinued operations (B) ÷ (D)	(.09)	–
Net income per common share (C) ÷ (D)		$.58	$.42
Net income (loss) per common share, assuming dilution:
	Continuing operations (A) ÷ (E)	$.66	$.42
	Discontinued operations (B) ÷ (E)	(.09)	(.01)
Net income per common share, assuming dilution (C) ÷ (E)		$.57	$.41

Avery Dennison Corporation

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect.  Stock-based compensation awards excluded from the computation totaled approximately 7 million shares and 12 million shares for the three months ended March 30, 2013 and March 31, 2012, respectively.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the three month period ended March 30, 2013 were as follows:

(In millions)	Net Gain (Loss) on Derivative Instruments Designated as Cash Flow and Firm Commitment Hedges	Net Actuarial Gain (Loss), Prior Service Cost and Net Transition Assets, Less Amortization	Foreign Currency Translation Adjustment	Total
Balance as of December 29, 2012	$(2.0)	$(456.5)	$180.5	$(278.0)
Other comprehensive income (loss) before reclassifications	.6	–	(18.0)	(17.4)
Amounts reclassified into net income	–	4.1	–	4.1
Net current-period other comprehensive income (loss)	.6	4.1	(18.0)	(13.3)
Balance as of March 30, 2013	$(1.4)	$(452.4)	$162.5	$(291.3)

Details of the effects of amounts reclassified from “Accumulated other comprehensive loss” on net income were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss During The Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	March 30, 2013	March 31, 2012	Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Foreign exchange contracts	$.5	$(2.1)	Cost of products sold
Commodity contracts	(.5)	(1.0)	Cost of products sold
Interest rate contracts	–	(1.1)	Interest expense
	$–	$(4.2)	Total before tax
	–	1.6	Benefit from income taxes
	$–	$(2.6)	Net of tax
Amortization of defined benefit pension items	$(6.1)	$(3.8)	(a)
	2.0	1.3	Benefit from income taxes
	$(4.1)	$(2.5)	Net of tax
Total reclassifications for the period	$(4.1)	$(5.1)	Total, net of tax

(a) See Note 6, “Pension and Other Postretirement Benefits,” for further information.

Avery Dennison Corporation

The following table sets forth the tax expense allocated to each component of other comprehensive (loss) income:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net actuarial gain, prior service cost and net transition asset	$2.0	$1.3
Effective portion of gain on cash flow hedges	.3	.7
Income tax expense related to components of other comprehensive (loss) income	$2.3	$2.0

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of March 30, 2013:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Available for sale securities	$17.8	$8.4	$9.4	$–
Derivative assets	5.3	–	5.3	–

Liabilities
Derivative liabilities	$14.0	$.1	$13.9	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 29, 2012:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Available for sale securities	$18.6	$9.3	$9.3	$–
Derivative assets	10.0	–	10.0	–

Liabilities
Derivative liabilities	$3.8	$1.0	$2.8	$–

Available for sale securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of March 30, 2013, available for sale securities of $.1 million and $17.7 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of December 29, 2012, available for sale securities of $.9 million and $17.7 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  Derivatives measured based on inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

Note 15.  Commitments and Contingencies

Legal Proceedings

We are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business.  We have accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated.  Because of the uncertainties associated with claims resolution and litigation, future expense to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expense.  If information becomes available that allows us to reasonably estimate the range of potential expense in an amount higher or lower than what we have accrued, we adjust our accrued liabilities accordingly.  Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future.  The range of expense for resolving any future matters will be assessed as they arise; until then, a range of potential expense for such resolution cannot be determined.  Based upon current information, we believe that the impact of the resolution of these other matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.

Avery Dennison Corporation

Environmental

As of March 30, 2013, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed.  We are participating with other PRPs at such sites, and anticipate that our share of remediation costs will be determined pursuant to agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

We have accrued liabilities for sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated.  These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors.  Because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate these sites could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expense.  If information becomes available that allows us to reasonably estimate the range of potential expense in an amount higher or lower than what we have accrued, we adjust our environmental liabilities accordingly.  In addition, we may be identified as a PRP at additional sites in the future.  The range of expense for remediation of any future-identified sites will be addressed as they arise; until then, a range of expense for such remediation cannot be determined.

The activity for the three months ended March 30, 2013 related to environmental liabilities was as follows:

(In millions)
Balance at December 29, 2012	$32.5
Charges	1.4
Payments	(1.5)
Balance at March 30, 2013	$32.4

As of March 30, 2013, approximately $10 million of the balance was classified as short-term.

Guarantees

We participate in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions.  We guarantee the collection of the related receivables.  At March 30, 2013, the outstanding amount guaranteed, including those for discontinued operations, was approximately $25 million.

As of March 30, 2013, Avery Dennison Corporation guaranteed approximately $381 million in lines of credit with various financial institutions, and up to approximately $9 million of certain of our subsidiaries’ obligations to their suppliers, including those that are part of discontinued operations.

Unused letters of credit (primarily standby) outstanding with various financial institutions, including those for discontinued operations, were approximately $83 million at March 30, 2013.

Commitments

On September 9, 2005, we completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the North American headquarters and research center of our Materials Group.  The facility consists generally of land, buildings, and equipment.  We lease the facility under an operating lease arrangement, which contains a residual value guarantee of $31.5 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $11.5 million (collectively, the “Guarantee”).  At the end of the lease term, we have the option to purchase or remarket the facility at an amount equivalent to the value of the Guarantee.  If our estimated fair value (or estimated selling price) of the facility falls below the Guarantee, we would be required to pay the lessor a shortfall, which is an amount equivalent to the Guarantee less our estimated fair value.  During the second quarter of 2011, we estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term.  The carrying amount of the shortfall was approximately $14 million at March 30, 2013, which was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

Note 16.  Segment Information

We realigned our segment reporting to reflect a new operating structure in the fourth quarter of 2012.  The prior period amounts have been reclassified to conform to current period presentation.

Financial information by reportable segment and other businesses from continuing operations is set forth below.

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,098.0	$1,065.0
Retail Branding and Information Solutions	382.7	360.1
Other specialty converting businesses	18.2	17.9
Net sales to unaffiliated customers	$1,498.9	$1,443.0
Intersegment sales
Pressure-sensitive Materials	$16.5	$15.6
Retail Branding and Information Solutions	.4	.6
Other specialty converting businesses	.6	–
Intersegment sales	$17.5	$16.2
Income (loss) from continuing operations before taxes
Pressure-sensitive Materials	$104.9	$100.1
Retail Branding and Information Solutions	14.6	6.1
Other specialty converting businesses	(2.7)	(3.2)
Corporate expense	(23.5)	(22.4)
Interest expense	(12.2)	(18.3)
Income from continuing operations before taxes	$81.1	$62.3
Other expense, net by reportable segment and other businesses
Pressure-sensitive Materials	$3.6	$2.2
Retail Branding and Information Solutions	3.0	5.0
Other specialty converting businesses	–	–
Corporate	.9	.4
Other expense, net	$7.5	$7.6
Other expense, net by type
Restructuring costs:
Severance and related costs	$6.8	$5.7
Asset impairment and lease cancellation charges	1.3	1.5
Other items:
Gain on sale of assets	(1.3)	–
Divestiture-related costs (1)	.7	.4
Other expense, net	$7.5	$7.6

(1) Represents the portion in continuing operations

Avery Dennison Corporation

Note 17.  Recent Accounting Requirements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent company either (i) sells a part or all of its investment in a foreign entity or (ii) no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013.  We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

Avery Dennison Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, provides management’s views of our financial condition and results of operations, and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto.  It includes the following sections:

Non-GAAP Financial Measures	19
Overview and Outlook	20
Analysis of Results of Operations for the First Quarter	22
Results of Operations by Reportable Segment for the First Quarter	23
Financial Condition	25
Recent Accounting Requirements	28

NON-GAAP FINANCIAL MEASURES

Our unaudited Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP.  Our discussion of financial results includes several non-GAAP financial measures to provide additional information concerning our operating performance and liquidity measures.  These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.  These non-GAAP financial measures are intended to supplement the presentation of our financial results that are prepared in accordance with GAAP.  Based upon feedback from our investors and financial analysts, we believe that supplemental non-GAAP financial measures provide information that is useful to the assessment of our performance and operating trends, as well as liquidity.  These measures may not be comparable to similarly named non-GAAP measures used by other companies.

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

We use the following non-GAAP financial measures in this MD&A:

•                  Organic sales change refers to the increase or decrease in sales excluding the estimated impact of foreign currency translation, product line exits, acquisitions and divestitures, as applicable.  The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to remove the effect of foreign currency fluctuations. We believe organic sales change assists investors in evaluating the underlying sales growth from the ongoing activities of our businesses and provides improved comparability of results period to period.

•                 Free cash flow refers to cash flow from operations, less net payments for capital expenditures, software and other deferred charges, plus (minus) net proceeds from sales (purchases) of investments, plus discretionary contributions to our pension plans utilizing proceeds from divestitures.  Free cash flow excludes uses of cash that do not directly or immediately support the underlying business (such as discretionary debt reductions, dividends, share repurchases, and certain effects of acquisitions and divestitures).

•                  Operational working capital refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses.  We use this non-GAAP financial measure as a tool to assess our working capital (deficit) requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, and timing, and therefore, may increase the volatility of the working capital ratio from period to period.  Additionally, the items excluded from this measure are not necessarily indicative of the underlying trends of our operations and are not significantly influenced by our day-to-day activities managed at the operating level.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Divestitures

On January 29, 2013, we entered into an agreement to sell our OCP and DES businesses to CCL Industries Inc. (“CCL”) for a total purchase price of $500 million in cash, subject to adjustment in accordance with the terms of the agreement.  We have received all regulatory clearances for the sale of these businesses, which we expect to complete, subject to the satisfaction of customary closing conditions, in mid-2013.  The operating results of the DES business, which were previously reported in other specialty converting businesses, have been classified as discontinued operations in the unaudited Consolidated Statements of Income for all periods presented.  Assets and liabilities of the OCP and DES businesses have been classified as “held for sale” in the unaudited Condensed Consolidated Balance Sheets at March 30, 2013.

Sales

Our sales increased 4% in the first three months of 2013 compared to a decrease of 2% in the same period last year.

	Three Months Ended
	March 30, 2013	March 31, 2012
Estimated change in sales due to
Organic sales change	4%	(1)%
Foreign currency translation	–	(2)
Reported sales change (1)	4%	(2)%

(1) Totals may not sum due to rounding.

Income from Continuing Operations

Income from continuing operations increased approximately $22 million in the first three months of 2013 compared to the same period in 2012. Major factors affecting changes in income from continuing operations in the first three months of 2013 compared to the same period last year included:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions

•                  Higher volume

•                  Lower interest expense and income taxes

Negative factors:

•                  Higher employee-related costs

The net impact of pricing and changes in raw material costs was modest as commodity costs were relatively stable during the period.

Cost Reduction Actions

2012 Program

During the first three months of 2013, we recorded $8.1 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 290 positions, lease cancellation costs, and asset impairment charges.

In 2012, we recorded $57.7 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 1,060 positions, lease cancellation costs, and asset impairment charges.

We expect to complete this program in 2013.  We expect to incur an additional $25 million in restructuring costs, net of gain on sale of assets, related to this program in 2013.  We anticipate over $100 million in annualized savings from this program, of which approximately $20 million (net of transition costs) was realized in 2012, with the remainder expected to be realized primarily in 2013.

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further information.

Avery Dennison Corporation

Free Cash Flow

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net cash (used in) provided by operating activities	$(65.7)	$10.7
Purchases of property, plant and equipment, net	(21.1)	(24.0)
Purchases of software and other deferred charges	(7.8)	(12.0)
Sales of investments, net	.1	2.7
Free cash flow	$(94.5)	$(22.6)

Free cash flow in the first three months of 2013 decreased compared to the same period last year due to lower incentive compensation paid in 2012 related to the 2011 performance year and the amount and timing of payments for inventory purchases, partially offset by the timing of collection of accounts receivable and higher net income.  See “Analysis of Results of Operations” and “Liquidity” below for more information.

2013 Outlook

Certain factors that we believe may contribute to results for 2013 are listed below:

•      We expect sales on an organic basis and earnings from continuing operations to increase in 2013 compared to 2012.

•      We expect contributions to our pension plans (both domestic and international) of at least $60 million in 2013.

•      We estimate restructuring costs and other items, net of gain on sale of assets, of approximately $25 million in 2013.

•      We anticipate our capital and software expenditures in 2013 to be approximately $175 million.

•      We expect interest expense to be approximately $60 million in 2013.

•  We expect the sale of the OCP and DES businesses to be completed, subject to the satisfaction of customary closing conditions, in mid-2013.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER

Income from Continuing Operations Before Taxes

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net sales	$1,498.9	$1,443.0
Cost of products sold	1,097.2	1,065.9
Gross profit	401.7	377.1
Marketing, general and administrative expense	300.9	288.9
Interest expense	12.2	18.3
Other expense, net	7.5	7.6
Income from continuing operations before taxes	$81.1	$62.3
As a Percent of Net Sales:
Gross profit	26.8%	26.1%
Marketing, general and administrative expense	20.1	20.0
Income from continuing operations before taxes	5.4	4.3

Net Sales

Sales increased approximately 4% in the first quarter of 2013 compared to the same period last year, on both a reported and organic basis, driven primarily by higher volume in both reportable segments.

Refer to “Results of Operations by Reportable Segment for the First Quarter” for further information.

Gross Profit Margin

Gross profit margin for the first quarter of 2013 improved compared to the same period last year, primarily reflecting benefits from productivity initiatives and restructuring, and higher volume, partially offset by changes in product mix and higher employee-related costs.  The net impact of pricing and changes in raw material costs was modest as commodity costs were relatively stable during the period.

Marketing, General and Administrative Expense

The increase in marketing, general and administrative expense in the first quarter of 2013 compared to the same period last year was primarily due to higher employee-related costs, partially offset by savings from restructuring.

Other Expense, net

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Other expense, net by type
Restructuring costs:
Severance and related costs	$6.8	$5.7
Asset impairment and lease cancellation charges	1.3	1.5
Other items:
Gain on sale of assets	(1.3)	–
Divestiture-related costs (1)	.7	.4
Other expense, net	$7.5	$7.6

(1) Represents the portion in continuing operations

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	March 30, 2013	March 31, 2012
Income from continuing operations before taxes	$81.1	$62.3
Provision for income taxes	14.3	17.7
Income from continuing operations	$66.8	$44.6
Loss from discontinued operations, net of tax	(9.0)	(.7)
Net income	$57.8	$43.9
Net income per common share	$.58	$.42
Net income per common share, assuming dilution	$.57	$.41

Net income as a percent of sales	3.9%	3.0%

Percent change (as compared to the same period in prior year) in:
Net income	31.7%	N/A	(1)
Net income per common share	38.1%	N/A	(1)
Net income per common share, assuming dilution	39.0%	N/A	(1)

(1) Not available as quarterly 2011 results were not restated to reflect the classification of the DES business as discontinued operations.

Provision for Income Taxes

The effective tax rate for continuing operations was 17.6% for the first quarter ended March 30, 2013 compared to 28.4% for the same period in 2012.  The effective tax rate for the first quarter of 2013 reflects discrete tax benefits of $10.3 million related to changes in tax law, including a $4.2 million benefit attributable to the retroactive reinstatement of the federal research and development tax credit and a $5.1 million benefit for revaluation of deferred tax balances due to a change in the municipal statutory tax rate in Luxembourg.  The effective tax rate for the first quarter of 2012 included a discrete tax benefit of $3.7 million for releases of certain tax reserves due to lapses of applicable statutory periods.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements, the recognition of discrete events and the timing of repatriation of earnings.

Loss from Discontinued Operations, Net of Tax

Discontinued operations had sales of approximately $162 million for the three months ended March 30, 2013 and approximately $201 million for the three months ended March 31, 2012.  Lower net sales in the first quarter of 2013 reflected lower volume in the OCP business, primarily driven by the acceleration of customer inventory reductions during the first quarter of 2013.  The higher loss from discontinued operations, net of tax, in the first quarter of 2013 reflected lower volume and higher divestiture-related costs, partially offset by the cessation of depreciation and amortization following the classification of the assets of the OCP and DES businesses as “held for sale.”

The loss from discontinued operations, net of tax, for the three months ended March 30, 2013 and March 31, 2012 also reflected the elimination of certain corporate cost allocations.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials Segment

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net sales including intersegment sales	$1,114.5	$1,080.6
Less intersegment sales	(16.5)	(15.6)
Net sales	$1,098.0	$1,065.0
Operating income (1)	104.9	100.1
(1) Included costs associated with restructuring in both years	$3.6	$2.2

Avery Dennison Corporation

Net Sales

Sales in our Pressure-sensitive Materials segment grew 3% in the first quarter of 2013 compared to the same period last year, on both a reported and organic basis.  The increase in sales was due to higher volume.

In our Label and Packaging Materials business, sales on an organic basis increased at a low-single digit rate in the first quarter of 2013.  Combined sales on an organic basis for our Graphics, Reflective, and Performance Tapes businesses increased slightly in the first quarter of 2013.

Operating Income

Higher operating income in the first quarter of 2013 primarily reflected the benefits from productivity initiatives and restructuring savings, partially offset by the impact of higher employee-related costs.  The net impact of pricing and changes in raw material costs was modest as commodity costs were relatively stable during the period.

Retail Branding and Information Solutions Segment

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net sales including intersegment sales	$383.1	$360.7
Less intersegment sales	(.4)	(.6)
Net sales	$382.7	$360.1
Operating income (1)	14.6	6.1
(1) Included costs associated with restructuring in both years, and a gain on sale of assets in 2013	$3.0	$5.0

Net Sales

Sales in our Retail Branding and Information Solutions segment increased 6% in the first quarter of 2013 compared to the same period last year, on both a reported and organic basis.  Sales grew primarily due to higher volume from increased demand from U.S. and European retailers and brands, including strong growth in our radio-frequency identification (“RFID”) business.

Operating Income

Higher operating income in the first quarter of 2013 primarily reflected the benefits from productivity initiatives and restructuring, and higher volume, partially offset by higher employee-related costs.

Other specialty converting businesses

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net sales including intersegment sales	$18.8	$17.9
Less intersegment sales	(.6)	–
Net sales	$18.2	$17.9
Operating loss	(2.7)	(3.2)

Net Sales

Sales in our other specialty converting businesses increased 2% in the first quarter of 2013 compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the impact of a prior-year product line divestiture.  On an organic basis, sales grew 13% due to higher volume in our medical business.

Operating Loss

Lower operating loss in the first quarter of 2013 primarily reflected higher volume in our medical business, partially offset by higher employee-related costs.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net income	$57.8	$43.9
Depreciation and amortization	51.5	59.4
Provision for doubtful accounts and sales returns	5.5	6.1
Asset impairment and net loss on sale/disposal of assets	.4	5.1
Stock-based compensation	9.2	11.8
Other non-cash items, net	14.7	11.0
Changes in assets and liabilities and other adjustments	(204.8)	(126.6)
Net cash (used in) provided by operating activities	$(65.7)	$10.7

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first three months of 2013, cash flow provided by operating activities decreased compared to same period last year due to lower incentive compensation paid in 2012 and the amount and timing of payments for inventory purchases, partially offset by the timing of collection of accounts receivable and higher net income.

Cash Flow for Investing Activities

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Purchases of property, plant and equipment, net	$(21.1)	$(24.0)
Purchases of software and other deferred charges	(7.8)	(12.0)
Sales of investments, net	.1	2.7
Net cash used in investing activities	$(28.8)	$(33.3)

Capital and Software Spending

During the first three months of 2013 and 2012, we invested in new equipment primarily in the U.S and Asia.

During the first three months of 2013, information technology investments primarily included standardization initiatives.  During the first three months of 2012, information technology investments included customer service and standardization initiatives.

Cash Flow from Financing Activities

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net change in borrowings and payments of debt	$134.8	$133.5
Dividends paid	(27.1)	(28.4)
Share repurchases	(61.8)	(72.2)
Proceeds from exercise of stock options, net	26.4	3.9
Other	(6.2)	(2.2)
Net cash provided by financing activities	$66.1	$34.6

Borrowings and Repayment of Debt

During the first three months of 2013, we increased our commercial paper and foreign short-term borrowings to support operational requirements and fund share repurchase activity given the seasonality of our cash flow during the year.  Refer to “Share Repurchases” below for more information.  In addition, on January 15, 2013, we repaid $250 million of senior notes due in 2013 using commercial paper borrowings.

In April 2013, subsequent to the end of the first quarter of 2013, we issued $250 million of senior notes, due April 2023.  The notes bear an interest rate of 3.35% per year, payable semiannually in arrears.  The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were approximately $247.5 million and were used to repay a portion of the indebtedness outstanding under our commercial paper program.

Avery Dennison Corporation

Dividend Payments

Our dividend per share was $.27 in both the first three months of 2013 and 2012.

On April 25, 2013, we increased our quarterly dividend (payable in the second quarter of 2013) to $.29 per share, representing a 7% increase from our previous quarterly dividend of $.27 per share.

Share Repurchases

During the first three months of 2013, we repurchased approximately 1.5 million shares of our common stock at an aggregate cost of $61.8 million.

On July 26, 2012, our Board of Directors authorized the repurchase of shares of our common stock in the total aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases).  As of March 30, 2013, shares of our common stock in the aggregate amount of approximately $277 million remained authorized for repurchase under this Board authorization.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the first three months of 2013, goodwill decreased approximately $8 million to $757 million, which reflected the reclassification of “Goodwill” associated with the DES business to “Assets held for sale” ($4 million) and the impact of foreign currency translation ($4 million).

In the first three months of 2013, other intangibles resulting from business acquisitions, net, decreased by $8 million to $117 million, which reflected amortization expense ($7 million) and the impact of foreign currency translation ($1 million).

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the first three months of 2013, other assets increased by approximately $10 million to $467 million, which primarily reflected an increase in software and other deferred charges, net of amortization expense related to these assets ($10 million) and an increase in the cash surrender value of corporate-owned life insurance ($5 million), partially offset by the reclassification of “Other assets” associated with the DES business to “Assets held for sale” ($5 million).

Shareholders’ Equity Accounts

In the first three months of 2013, our shareholders’ equity decreased by $7 million to $1.57 billion, which primarily reflected dividend payments, the unfavorable impact of foreign currency translation, a decrease of our capital in excess of par value, and an increase of our treasury stock, partially offset by net income.

In the first three months of 2013, the balance of our treasury stock increased by approximately $7 million to $985 million, which reflected share repurchase activity ($62 million), partially offset by the use of treasury shares to settle exercises of stock options and vesting of restricted stock units and performance units ($48 million), and the funding of our contributions to our U.S. defined contribution plan ($7 million).

Impact of Foreign Currency Translation

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Change in net sales	$3	$(24)
Change in income from continuing operations	1	(1)

International operations generated approximately 74% of our net sales during the first three months of 2013.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

Avery Dennison Corporation

The effect of foreign currency translation on net sales in the first three months of 2013 compared to the same period last year primarily reflected the favorable impact from sales in European Union countries, partially offset by the unfavorable impact from sales in Brazil and India.

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

Working Capital (Deficit) and Operational Working Capital Ratios

Working capital (deficit) (current assets minus current liabilities and net assets held for sale), as a percent of annualized net sales, decreased to a deficit in the first three months of 2013 compared to the same period last year, primarily due to an increase in accounts payable and short-term and current portion of long-term debt, which we refinanced in April 2013, as well as the reclassification of the net assets of the DES business to “Assets held for sale,” partially offset by an increase in net trade accounts receivable and cash and cash equivalents.  The working capital deficit as of March 30, 2013 was due to seasonality and the impact of our share repurchases.

Operational working capital, as a percent of annualized net sales, is reconciled with working capital (deficit) below.  Refer to “Non-GAAP Financial Measures” for additional information on operational working capital.  Our objective is to minimize our investment in operational working capital, as a percentage of sales, by reducing this ratio to maximize cash flow and return on investment.

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
(A) Working capital (deficit)	$(24.0)	$11.3
Reconciling items:
Cash and cash equivalents	(207.7)	(190.7)
Current deferred and refundable income taxes and other current assets	(249.6)	(220.7)
Short-term borrowings and current portion of long-term debt and capital leases	655.4	613.2
Current deferred and payable income taxes and other current liabilities	517.7	503.1
(B) Operational working capital	$691.8	$716.2
(C) Annualized net sales (quarterly sales, multiplied by four)	$5,995.6	$5,933.2 (1)
Working capital (deficit), as a percent of annualized net sales (A) ÷ (C)	(.4)%	.2%
Operational working capital, as a percent of annualized net sales (B) ÷ (C)	11.5%	12.1%

(1) Annualized net sales for 2012 was not restated to reflect the reclassification of the DES business as discontinued operations.

As a percent of annualized sales, operational working capital for the first three months of 2013 decreased compared to the same period in the prior year.  The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 60 days in the first three months of 2013 compared to 59 days in the first three months of 2012, calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the quarter.  The current year average number of days sales outstanding reflected the effect of discontinued operations associated with the DES business, which increased the average number of days sales outstanding by approximately one day.

Inventory Ratio

Average inventory turnover was 8.5 in the first three months of 2013 compared to 8.4 in the first three months of 2012, calculated using the annualized cost of sales (quarterly cost of sales, multiplied by four) divided by the inventory balance at quarter-end.  The increase in the average inventory turnover from the prior year primarily reflected our continued focus on inventory management.

Accounts Payable Ratio

The average number of days payable outstanding was 67 days in the first three months of 2013 compared to 64 days in the first three months of 2012, calculated using the accounts payable balance at quarter-end divided by the average daily cost of products sold for the quarter.  The increase in the average number of days payable outstanding from prior year was primarily due to the impact of extensions in payment terms with suppliers and the timing of inventory purchases.

Avery Dennison Corporation

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At March 30, 2013, we had cash and cash equivalents of approximately $208 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At March 30, 2013, substantially all of our cash and cash equivalents were held by our foreign subsidiaries.  Our policy is to indefinitely reinvest the majority of the earnings of our foreign subsidiaries.  To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating certain foreign earnings.  However, if we were to repatriate foreign earnings, we may be subject to taxes in the U.S.

Our $675 million revolving credit facility (the “Revolver”), which supports our commercial paper program, matures on December 22, 2016.  Based upon our current outlook for our business and market conditions, we believe that the Revolver, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, would, if necessary, provide the liquidity to fund our operations during the next twelve months.  As of March 30, 2013, no balances were outstanding under the Revolver.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $135 million in the first three months of 2013 to $1.36 billion compared to $1.22 billion at year-end 2012, reflecting an increase in commercial paper and foreign short-term borrowings to support operational requirements and fund share repurchase activity given the seasonality of our cash flow during the year.

Credit ratings are a significant factor in our ability to raise short-term and long-term financing. The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings.  A downgrade of our short-term credit ratings below our current levels could impact our ability to access the commercial paper markets.  If our access to commercial paper markets were to become limited, the Revolver and our other credit facilities would be available to meet our short-term funding requirements, if necessary.  When determining a credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.  We remain committed to retaining an investment grade rating.

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

RECENT ACCOUNTING REQUIREMENTS

Refer to Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Our disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in our headquarters in Pasadena, California.  As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such time to provide reasonable assurance that information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

We periodically assesses our overall control environment, including the control environment of acquired businesses.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Avery Dennison Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities in the three fiscal months of the first quarter of 2013 are listed in the following table.

(Dollars in millions, except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
December 30, 2012 – January 26, 2013	–	$–	–
January 27, 2013 – February 23, 2013	449.8	$39.48	449.8
February 24, 2013 – March 30, 2013	1,059.3	$41.55	1,059.3
Total	1,509.1	$40.93	1,509.1	$276.5

Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Avery Dennison Corporation

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 10.1†*	2005 Executive Variable Deferred Retirement Plan, amended and restated, effective as of January 1, 2013
Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

†   Compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

*   Filed herewith.

** Furnished herewith.

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

May 6, 2013