Form 10-Q
period 2013-06-29
Avery Dennison Corp
filed 2013-08-07
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013.

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

Number of shares of $1 par value common stock outstanding as of July 27, 2013: 98,081,578

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2013 FORM 10-Q QUARTERLY REPORT

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; the financial condition and inventory strategies of customers; changes in customer order patterns; worldwide and local economic conditions; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; integration of acquisitions and completion of potential dispositions; timing and amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; changes in political conditions; impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Our forward-looking statements are made only as of the date hereof.  We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	June 29, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$211.6	$235.4
Trade accounts receivable, less allowances of $40.5 and $44.8 at June 29, 2013 and December 29, 2012, respectively	1,009.5	972.8
Inventories, net	508.0	473.3
Current deferred and refundable income taxes	127.9	129.1
Assets held for sale	609.4	472.2
Other current assets	122.6	128.9
Total current assets	2,589.0	2,411.7
Property, plant and equipment	2,665.6	2,871.1
Accumulated depreciation	(1,743.2)	(1,855.6)
Property, plant and equipment, net	922.4	1,015.5
Goodwill	747.5	764.4
Other intangibles resulting from business acquisitions, net	109.2	125.0
Non-current deferred income taxes	344.3	331.6
Other assets	478.6	457.1
	$5,191.0	$5,105.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$438.2	$520.2
Accounts payable	821.3	804.3
Current deferred and payable income taxes	53.1	65.1
Liabilities held for sale	170.6	160.5
Other current liabilities	501.7	524.4
Total current liabilities	1,984.9	2,074.5
Long-term debt and capital leases	951.4	702.2
Long-term retirement benefits and other liabilities	595.3	607.2
Non-current deferred and payable income taxes	144.8	140.5
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at June 29, 2013 and December 29, 2012; issued – 124,126,624 shares at June 29, 2013 and December 29, 2012; outstanding – 98,484,345 shares and 99,915,457 shares at June 29, 2013 and December 29, 2012, respectively	124.1	124.1
Capital in excess of par value	800.7	801.8
Retained earnings	1,974.9	1,910.8
Treasury stock at cost, 25,642,279 shares and 24,211,167 shares at June 29, 2013 and December 29, 2012, respectively	(1,060.1)	(977.8)
Accumulated other comprehensive loss	(325.0)	(278.0)
Total shareholders’ equity	1,514.6	1,580.9
	$5,191.0	$5,105.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$1,552.3	$1,490.4	$3,051.2	$2,933.4
Cost of products sold	1,134.8	1,102.3	2,232.0	2,168.2
Gross profit	417.5	388.1	819.2	765.2
Marketing, general and administrative expense	293.5	284.7	594.4	573.6
Interest expense	14.8	18.6	27.0	36.9
Other (income) expense, net	(.3)	11.2	7.2	18.8
Income from continuing operations before taxes	109.5	73.6	190.6	135.9
Provision for income taxes	38.7	24.5	53.0	42.2
Income from continuing operations	70.8	49.1	137.6	93.7
(Loss) income from discontinued operations, net of tax	(2.0)	15.1	(11.0)	14.4
Net income	$68.8	$64.2	$126.6	$108.1
Per share amounts:
Net income (loss) per common share:
Continuing operations	$.71	$.47	$1.38	$.89
Discontinued operations	(.02)	.15	(.11)	.14
Net income per common share	$.69	$.62	$1.27	$1.03
Net income (loss) per common share, assuming dilution:
Continuing operations	$.70	$.47	$1.36	$.89
Discontinued operations	(.02)	.15	(.11)	.14
Net income per common share, assuming dilution	$.68	$.62	$1.25	$1.03
Dividends per common share	$.29	$.27	$.56	$.54
Average shares outstanding:
Common shares	99.3	103.4	99.7	104.6
Common shares, assuming dilution	100.8	104.3	101.3	105.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$68.8	$64.2	$126.6	$108.1
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(38.5)	(79.5)	(56.5)	(37.8)
Net actuarial loss, prior service cost and net transition asset	6.8	3.8	12.9	7.6
Effective portion of gains/losses on cash flow hedges	.6	2.0	1.5	3.8
Other comprehensive loss, before tax	(31.1)	(73.7)	(42.1)	(26.4)
Income tax expense related to components of other comprehensive loss	2.6	2.0	4.9	4.0
Other comprehensive loss, net of tax	(33.7)	(75.7)	(47.0)	(30.4)
Total comprehensive income (loss), net of tax	$35.1	$(11.5)	$79.6	$77.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Operating Activities
Net income	$126.6	$108.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69.5	75.2
Amortization	33.8	35.4
Provision for doubtful accounts and sales returns	9.5	9.4
Asset impairment and net (gain) loss on sale/disposal of assets	(9.2)	6.3
Stock-based compensation	17.6	21.4
Other non-cash expense and loss	28.2	21.1
Other non-cash income and gain	–	(.1)
Changes in assets and liabilities and other adjustments	(229.3)	(235.8)
Net cash provided by operating activities	46.7	41.0
Investing Activities
Purchases of property, plant and equipment	(49.9)	(43.3)
Purchases of software and other deferred charges	(24.6)	(19.9)
Proceeds from sale of product line	–	.8
Proceeds from sale of property, plant and equipment	25.8	3.4
Sale of investments, net	.1	4.2
Other	.8	–
Net cash used in investing activities	(47.8)	(54.8)
Financing Activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(77.3)	195.2
Additional borrowings (maturities longer than 90 days)	250.0	–
Payments of debt (maturities longer than 90 days)	(.8)	(.8)
Dividends paid	(55.7)	(56.3)
Share repurchases	(148.9)	(142.2)
Proceeds from exercise of stock options, net	32.4	4.7
Other	(8.1)	(2.2)
Net cash used in financing activities	(8.4)	(1.6)

Effect of foreign currency translation on cash balances	1.9	(1.2)
Cash and cash equivalents classified as held for sale	(16.2)	–
Decrease in cash and cash equivalents	(23.8)	(16.6)
Cash and cash equivalents, beginning of year	235.4	178.0
Cash and cash equivalents, end of period	$211.6	$161.4

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

Fiscal Period

The second quarters of 2013 and 2012 consisted of thirteen-week periods ending June 29, 2013 and June 30, 2012, respectively. The six months ended June 29, 2013 and June 30, 2012 consisted of twenty-six-week periods.  The interim results of operations are not necessarily indicative of future results.

Financial Presentation

As discussed further in Note 2, “Discontinued Operations and Sale of Assets,” we have classified the operating results of our Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses, together with certain costs associated with their divestiture, as discontinued operations in the unaudited Consolidated Statements of Income for all periods presented. The results and financial condition of discontinued operations have been excluded from the notes to our unaudited Condensed Consolidated Financial Statements, except for certain prior-year balances related to the DES business and as otherwise indicated.

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2.  Discontinued Operations and Sale of Assets

Discontinued Operations

On January 29, 2013, we entered into an agreement to sell our OCP and DES businesses to CCL Industries Inc. (“CCL”).  As part of the agreement with CCL, we agreed to enter into a supply agreement with CCL at closing, pursuant to which CCL would purchase certain pressure-sensitive label stock, adhesives and other base material products for up to six years after closing.  Additionally, we agreed to enter into a transition services agreement (“TSA”) at closing, under which certain transitional services would be provided primarily by us to CCL for up to 15 months after closing. The purpose of these services would be to provide short-term assistance to CCL in assuming the operations of the OCP and DES businesses.  While the TSA and supply agreement are expected to continue generating revenues and cash flows from the OCP and DES businesses, our continuing involvement in the OCP and DES operations is not expected to be significant to us as a whole.

On July 1, 2013, subsequent to the end of the second quarter of 2013, we and CCL amended certain provisions of the agreement, primarily related to working capital, employee matters and indemnification and completed the sale for a total purchase price of $500 million in cash, subject to customary closing adjustments expected to be finalized by October 1, 2013.  The completion of this transaction will be reflected in our financial statements in the third quarter of 2013.

The operating results of the DES business, which were previously reported in other specialty converting businesses, have been classified as discontinued operations in the unaudited Consolidated Statements of Income for all periods presented.

The operating results of these discontinued operations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$218.7	$224.3	$380.6	$425.0
(Loss) income before taxes, including divestiture-related and restructuring costs	$(4.1)	$22.0	$(14.7)	$21.8
(Benefit from) provision for income taxes	(2.1)	6.9	(3.7)	7.4
(Loss) income from discontinued operations, net of tax	$(2.0)	$15.1	$(11.0)	$14.4

Avery Dennison Corporation

The loss from discontinued operations, net of tax, in both the second quarter and first six months of 2013 compared to the income from discontinued operations, net of tax, in the same periods last year reflected lower net sales, loss on a contract, curtailment and settlement losses associated with the Avery Dennison Pension Plan and Benefit Restoration Plan, and higher divestiture-related costs, partially offset by the cessation of depreciation and amortization following the classification of the assets of the DES business as “held for sale.”  Refer to Note 6, “Pension and Other Postretirement Benefits,” for further information on the pension curtailment and settlement losses.

The loss from discontinued operations, net of tax, also reflected the elimination of certain corporate cost allocations for both the three and six months ended June 29, 2013 and June 30, 2012.

Net sales from continuing operations to discontinued operations were $24.4 million and $44 million for the three and six months ended June 29, 2013, respectively, and $22.4 million and $48.1 million for the three and six months ended June 30, 2012, respectively.  These sales have been included in “Net sales” in the unaudited Consolidated Statements of Income.

The assets and liabilities of the OCP business were classified as “held for sale” at December 29, 2012, as we continued to pursue the sale of this business through the end of 2012 and into 2013.  The assets and liabilities of the DES business were classified as “held for sale” during the first quarter of 2013 in connection with our agreement to sell both businesses to CCL, as discussed above.  The carrying values of the major classes of assets and liabilities of the OCP and DES businesses that were classified as “held for sale” were as follows:

(In millions)	June 29, 2013	December 29, 2012
Assets
Cash and cash equivalents	$16.2	$–
Trade accounts receivable, net	150.0	119.0
Inventories, net	100.5	57.2
Other current assets	5.2	7.7
Total current assets	271.9	183.9
Property, plant and equipment, net	125.0	79.5
Goodwill	168.7	167.9
Other intangibles resulting from business acquisitions, net	32.4	32.5
Other assets	11.4	8.4
	$609.4	$472.2

Liabilities
Accounts payable	$61.5	$31.2
Other current liabilities	80.9	113.1
Total current liabilities	142.4	144.3
Non-current liabilities	28.2	16.2
	$170.6	$160.5

Sale of Assets

In March 2013, we entered into an agreement to sell the property and equipment of our corporate headquarters in Pasadena, California for approximately $20 million.  In April 2013, we completed the sale and recognized a pre-tax gain of $10.9 million in “Other (income) expense, net” in the unaudited Consolidated Statements of Income.   In conjunction with the sale, we entered into a short-term leaseback arrangement with the buyer.  The initial term of the lease is nine months with two optional three-month extensions.  Refer to Note 15, “Commitments and Contingencies,” for information regarding the lease of our new corporate headquarters.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	June 29, 2013	December 29, 2012
Raw materials	$202.6	$184.5
Work-in-progress	149.2	139.2
Finished goods	156.2	149.6
Inventories, net	$508.0	$473.3

Avery Dennison Corporation

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the six months ended June 29, 2013, by reportable segment and other businesses, were as follows:

(In millions)	Pressure- sensitive Materials	Retail Branding and Information Solutions	Other specialty converting businesses	Total
Goodwill as of December 29, 2012	$338.3	$422.6	$3.5	$764.4
Acquisition adjustments	–	(.2)	–	(.2)
Translation adjustments	(8.7)	(4.5)	–	(13.2)
Reclassifications to held for sale (1)	–	–	(3.5)	(3.5)
Goodwill as of June 29, 2013	$329.6	$417.9	$–	$747.5

(1)      The goodwill balance associated with our DES business was classified in the unaudited Condensed Consolidated Balance Sheets as “Assets held for sale” at June 29, 2013.  See Note 2, “Discontinued Operations and Sale of Assets,” for more information.

The carrying amount of goodwill at June 29, 2013 and December 29, 2012 included accumulated impairment losses of $820 million, which were reported in the Retail Branding and Information Solutions segment.

Indefinite-Lived Intangible Assets

The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trademarks, was $10.9 million and $11.1 million at June 29, 2013 and December 29, 2012, respectively.

Finite-Lived Intangible Assets

The following table sets forth our finite-lived intangible assets resulting from business acquisitions at June 29, 2013 and December 29, 2012, which continue to be amortized:

	June 29, 2013			December 29, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$232.7	$153.1	$79.6	$234.7	$142.3	$92.4
Patents and other acquired technology	49.0	36.2	12.8	49.0	34.0	15.0
Trade names and trademarks	25.5	21.7	3.8	25.7	21.9	3.8
Other intangibles	12.3	10.2	2.1	12.4	9.7	2.7
Total	$319.5	$221.2	$98.3	$321.8	$207.9	$113.9

Amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions was $7.4 million and $14.9  million for the three and six months ended June 29, 2013, respectively, and $7.5 million and $15 million for the three and six months ended June 30, 2012, respectively.

The estimated amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions for the remainder of the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense
Remainder of 2013	$13.4
2014	24.6
2015	21.0
2016	19.5
2017	10.8

Avery Dennison Corporation

Note 5.  Debt

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities.  The fair value of short-term borrowings, which include commercial paper and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.44 billion at June 29, 2013 and $1.31 billion at December 29, 2012.  Fair value amounts were determined primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our various loan agreements require that we maintain specified financial covenant ratios of total debt and interest expense in relation to certain measures of income.  As of June 29, 2013, we were in compliance with all of our financial covenants.

In April 2013, we issued $250 million of senior notes, due April 2023.  The notes bear an interest rate of 3.35% per year, payable semiannually in arrears.  The net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $247.5 million and were used to repay a portion of the indebtedness outstanding under our commercial paper program.

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

The following table sets forth the components of net periodic benefit cost, which are recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.0	$.1	$2.3	$.2	$6.1	$.2	$4.6
Interest cost	9.5	5.6	9.7	6.2	19.0	11.4	19.4	12.3
Expected return on plan assets	(11.7)	(5.5)	(11.5)	(5.6)	(23.4)	(11.1)	(23.0)	(11.1)
Recognized net actuarial loss	4.8	1.6	3.5	.9	9.7	3.1	6.9	1.7
Amortization of prior service cost	.1	.1	.1	.1	.2	.2	.2	.2
Amortization of transition asset	–	(.1)	–	(.2)	–	(.1)	–	(.3)
Net periodic benefit cost	$2.8	$4.7	$1.9	$3.7	$5.7	$9.6	$3.7	$7.4

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest cost	$–	$.1	$.1	$.2
Recognized net actuarial loss	.6	.6	1.3	1.2
Amortization of prior service credit	(1.2)	(1.2)	(2.4)	(2.4)
Net periodic benefit credit	$(.6)	$(.5)	$(1.0)	$(1.0)

During the three months ended June 29, 2013, in connection with the sale of our OCP and DES businesses, we recognized curtailment and settlement losses of $10.4 million associated with the Avery Dennison Pension Plan and Benefit Restoration Plan (“BRP”).  These losses were recorded in “(Loss) income from discontinued operations, net of tax” in the unaudited Consolidated Statements of Income.  Refer to Note 2, “Discontinued Operations and Sale of Assets,” for more information.

Avery Dennison Corporation

We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements under applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate.  We contributed $18.5 million and $26.9 million to our U.S. pension plans during the six months ended June 29, 2013 and June 30, 2012, respectively.  We contributed $1.1 million and $1.4 million to our U.S. postretirement health benefit plan during the six months ended June 29, 2013 and June 30, 2012, respectively.  We contributed approximately $10 million to our international pension plans during each of the six months ended June 29, 2013 and June 30, 2012.  All of the year-to-date 2013 and 2012 contributions were made to meet minimum funding requirements.

Defined Contribution Plans

We sponsor various defined contribution plans worldwide, with the largest plan being the Avery Dennison Corporation Savings Plan (“Savings Plan”), a 401(k) plan available to our U.S. employees.  We recognized expense from continuing operations of $4.9 million and $11.5 million during the three and six months ended June 29, 2013, respectively, and $6 million and $11.3 million during the three and six months ended June 30, 2012, respectively, related to our employer contributions and employer match of participant contributions to the Savings Plan.

Note 7.  Research and Development

Research and development expense from continuing operations was $25.1 million and $48.6 million for the three and six months ended June 29, 2013, respectively, and $26.3 million and $50.8 million for the three and six months ended June 30, 2012, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

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

Equity Awards

In 2013, in lieu of stock options and restricted stock units, we began granting performance-based market-leveraged stock units (“MSUs”), which vest ratably over a four-year period. Although dividend equivalents accrue on MSUs during the vesting period, they are earned and paid only at vesting.  The number of MSU shares earned is based upon our absolute total shareholder return at each vesting date and can range from 0% to 200% of the target amount of MSUs subject to vesting.  Each of the four vesting periods represents one tranche of MSUs and the fair value of each of these four tranches was determined using the Monte-Carlo simulation model, which utilizes multiple input variables, including expected volatility assumptions and other assumptions, to estimate the probability of achieving the performance objective established for the award.  The compensation expense related to MSUs is amortized on a graded-vesting basis over their respective performance periods.

Stock-based compensation expense from continuing operations was $7.8 million and $15.7 million for the three and six months ended June 29, 2013, respectively, and $8.6 million and $19.2 million for the three and six months ended June 30, 2012, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

As of June 29, 2013, we had approximately $51 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average period of approximately three years.

Cash Awards

Cash-based awards consist of long-term incentive units (“LTI Units”) granted to eligible employees. Cash-based awards are classified as liability awards and are remeasured at each quarter-end over the applicable vesting or performance period.

LTI Units are service-based awards that generally vest ratably over a four-year period.  The compensation expense related to these awards is amortized on a straight-line basis and the fair value is remeasured using the estimated percentage of units expected to be earned multiplied by the average of the high and low market prices of our common stock at each quarter-end.  The settlement value is calculated based on the number of vested LTI Units multiplied by the average of the high and low market prices of our common stock on the vesting date.

Avery Dennison Corporation

Cash-based awards also include certain performance and market-leveraged LTI Units granted to eligible employees. Performance LTI Units are payable in cash at the end of a three-year cliff vesting period provided that certain performance objectives are achieved at the end of the performance period.  Market-leveraged LTI Units are payable in cash and vest ratably over a period of four years.  The number of performance and market-leveraged LTI Units earned at vesting is adjusted upward or downward based upon the probability of achieving the performance objectives established for the respective award and the actual number of units issued can range from 0% to 200% of the target units subject to vesting. The performance and market-leveraged LTI Units are remeasured using the estimated  percentage of units expected to be earned multiplied by the average of the high and low market prices of our common stock at each quarter-end over their respective performance periods.  The compensation expense related to performance LTI Units is amortized on a straight-line basis over their respective performance period.  The compensation expense related to market-leveraged LTI Units is amortized on a graded-vesting basis over their respective performance periods.

The compensation expense from continuing operations related to cash-based awards was $1.6 million and $4.3 million for the three and six months ended June 29, 2013, respectively, and $.8 million and $.9 million for the three and six months ended June 30, 2012, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income and the related liability was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Note 9.  Cost Reduction Actions

2012 Program

During the six months ended June 29, 2013, we recorded $15.9 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 630 positions, lease and other contract cancellation costs, and asset impairment charges.  Of the 630 positions, approximately five employees remained employed with us as of June 29, 2013.

In 2012, we recorded $57.7 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 1,060 positions, lease cancellation costs, and asset impairment charges.

We expect to complete this program in 2013.

Accruals for severance and related costs and lease and other contract cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.  For assets that were not disposed of, impairments were based on the estimated market value of the assets.

During the six months ended June 29, 2013, restructuring charges and payments, including those for discontinued operations, were as follows:

(In millions)	Accrual at December 29, 2012	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at June 29, 2013
2012 Program
Severance and related costs	$20.7	$12.2	$(26.0)	$–	$(.1)	$6.8
Lease and other contract cancellation costs	.1	.6	(.5)	–	–	.2
Asset impairment charges	–	3.1	–	(3.1)	–	–
2011 Actions
Severance and related costs	.1	–	(.1)	–	–	–
	$20.9	$15.9	$(26.6)	$(3.1)	$(.1)	$7.0

Avery Dennison Corporation

The table below shows the total amount of costs incurred by reportable segment and other businesses in connection with the 2012 Program for the periods shown below.  Restructuring costs in continuing operations are included in “Other (income) expense, net” in the unaudited Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Restructuring costs by reportable segment and other businesses
Pressure-sensitive Materials	$1.7	$8.6	$5.3	$10.8
Retail Branding and Information Solutions	6.0	.9	10.3	5.9
Other specialty converting businesses	–	.6	–	.6
Corporate	.1	.1	.3	.1
Continuing operations	7.8	10.2	15.9	17.4
Discontinued operations	–	.3	–	.4
	$7.8	$10.5	$15.9	$17.8

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

As of June 29, 2013, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $3.6 million and $1.7 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the balances and locations of derivatives as of June 29, 2013:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$6.2	Other current liabilities	$6.9
Commodity contracts	Other current assets	–	Other current liabilities	.4
		$6.2		$7.3

The following table provides the balances and locations of derivatives as of December 29, 2012:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$10.0	Other current liabilities	$2.8
Commodity contracts	Other current assets	–	Other current liabilities	.9
Commodity contracts			Long-term retirement benefits and other liabilities	.1
		$10.0		$3.8

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings, resulting in no material net impact to income.

Avery Dennison Corporation

The following table provides the components of gain (loss) recognized in income related to fair value hedge contracts.  The corresponding gains or losses on the underlying hedged items approximated the net gain (loss) on these fair value hedge contracts.

		Three Months Ended		Six Months Ended
(In millions)	Location of Gain (Loss) in Income	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Foreign exchange contracts	Cost of products sold	$(1.4)	$(.1)	$.3	$(.6)
Foreign exchange contracts	Marketing, general and administrative expense	10.4	(9.7)	(17.3)	(1.4)
		$9.0	$(9.8)	$(17.0)	$(2.0)

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

		Three Months Ended		Six Months Ended
(In millions)	Location of Gain (Loss) in Income	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Foreign exchange contracts	Cost of products sold	$1.2	$(.7)	$1.5	$(2.8)
Foreign exchange contracts	Marketing, general and administrative expense	(.4)	.2	(.1)	(.8)
		$.8	$(.5)	$1.4	$(3.6)

Amounts reclassified from “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

		Three Months Ended		Six Months Ended
(In millions)	Location of Gain (Loss) in Income	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Foreign exchange contracts	Cost of products sold	$.3	$(.1)	$.8	$(2.2)
Commodity contracts	Cost of products sold	(.2)	(.7)	(.7)	(1.7)
Interest rate contracts	Interest expense	–	(1.0)	–	(2.1)
		$.1	$(1.8)	$.1	$(6.0)

The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not significant for the three and six months ended June 29, 2013 and June 30, 2012, respectively.

As of June 29, 2013, we expect a net loss of approximately $.3 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Note 11.  Taxes Based on Income

The effective tax rate for continuing operations was 35.3% and 27.8% for the three and six months ended June 29, 2013, respectively, and 33.3% and 31.1% for the three and six months ended June 30, 2012, respectively.  The effective tax rate for the three months ended June 29, 2013 reflects a discrete tax expense of $1.4 million and, for the six months ended June 29, 2013, the effective tax rate reflects net discrete tax benefits of $8.9 million. The net discrete tax benefits relate to changes in tax law, including a $4.2 million benefit attributable to the retroactive reinstatement of the federal research and development tax credit and a net $3.7 million benefit for revaluation of deferred tax balances due to changes in certain foreign statutory tax rates.  For the three and six months ended June 30, 2012, the effective tax rate included discrete tax benefits of $2.7 million and $6.4 million, respectively, for releases of certain tax reserves due to lapses of applicable statutory periods and adjustments to foreign income taxes.

Avery Dennison Corporation

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Income from continuing operations before taxes	$109.5	$73.6	$190.6	$135.9
Provision for income taxes	38.7	24.5	53.0	42.2
Effective tax rate	35.3%	33.3%	27.8%	31.1%

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our gross uncertain tax positions and related interest and penalties of approximately $13 million, primarily as a result of closing tax years.

Note 12.  Net Income Per Share

Net income per common share was computed as follows:

		Three Months Ended		Six Months Ended
(In millions, except per share amounts)		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
(A)	Income from continuing operations	$70.8	$49.1	$137.6	$93.7
(B)	(Loss) income from discontinued operations, net of tax	(2.0)	15.1	(11.0)	14.4
(C)	Net income available to common shareholders	$68.8	$64.2	$126.6	$108.1
(D)	Weighted-average number of common shares outstanding	99.3	103.4	99.7	104.6
	Dilutive shares (additional common shares issuable under employee stock-based awards)	1.5	.9	1.6	.7
(E)	Weighted-average number of common shares outstanding, assuming dilution	100.8	104.3	101.3	105.3
Net income per common share:
	Continuing operations (A) ÷ (D)	$.71	$.47	$1.38	$.89
	Discontinued operations (B) ÷ (D)	(.02)	.15	(.11)	.14
Net income per common share (C) ÷ (D)		$.69	$.62	$1.27	$1.03
Net income per common share, assuming dilution:
	Continuing operations (A) ÷ (E)	$.70	$.47	$1.36	$.89
	Discontinued operations (B) ÷ (E)	(.02)	.15	(.11)	.14
Net income per common share, assuming dilution (C) ÷ (E)		$.68	$.62	$1.25	$1.03

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect.  Stock-based compensation awards excluded from the computation totaled approximately 5 million shares and 6 million shares for the three and six months ended June 29, 2013, respectively, and approximately 11 million shares and 12 million shares for the three and six months ended June 30, 2012, respectively.

Avery Dennison Corporation

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the six month period ended June 29, 2013 were as follows:

(In millions)	Net Gain (Loss) on Derivative Instruments Designated as Cash Flow and Firm Commitment Hedges	Net Actuarial Gain (Loss), Prior Service Cost and Net Transition Assets, Less Amortization	Foreign Currency Translation Adjustment	Total
Balance as of December 29, 2012	$(2.0)	$(456.5)	$180.5	$(278.0)
Other comprehensive income (loss) before reclassifications, net of tax	1.0	–	(56.5)	(55.5)
Amounts reclassified into net income, net of tax	(.1)	8.6	–	8.5
Net current-period other comprehensive income (loss), net of tax	.9	8.6	(56.5)	(47.0)
Balance as of June 29, 2013	$(1.1)	$(447.9)	$124.0	$(325.0)

The effects of amounts reclassified from “Accumulated other comprehensive loss” to income from continuing operations were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(in millions)	Three Months Ended June 29, 2013	Six Months Ended June 29, 2013	Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Foreign exchange contracts	$.3	$.8	Cost of products sold
Commodity contracts	(.2)	(.7)	Cost of products sold
Interest rate contracts	–	–	Interest expense
	.1	.1	Total before tax
	.1	.1	Income tax expense
	–	–	Net of tax
Amortization of defined benefit pension items	(5.9)	(12.0)	(a)
	2.0	4.0	Benefit from income taxes
	(3.9)	(8.0)	Net of tax
Total reclassifications for the period	$(3.9)	$(8.0)	Total, net of tax

(a) See Note 6, “Pension and Other Postretirement Benefits,” for further information.

During the three months ended June 29, 2013, we reclassified $.6 million (net of tax) from “Accumulated other comprehensive loss” to “(Loss) income from discontinued operations, net of tax,” related to the settlement losses in the BRP.  Refer to Note 6, “Pension and Other Postretirement Benefits,” for more information.

Avery Dennison Corporation

The following table sets forth the tax expense allocated to each component of other comprehensive (loss) income:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net actuarial loss, prior service cost and net transition asset	$2.3	$1.3	$4.3	$2.6
Effective portion of gains or losses on cash flow hedges	.3	.7	.6	1.4
Income tax expense related to components of other comprehensive loss	$2.6	$2.0	$4.9	$4.0

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of June 29, 2013:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Available for sale securities	$17.7	$8.1	$9.6	$–
Derivative assets	6.2	–	6.2	–

Liabilities
Derivative liabilities	$7.3	$.4	$6.9	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 29, 2012:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Available for sale securities	$18.6	$9.3	$9.3	$–
Derivative assets	10.0	–	10.0	–

Liabilities
Derivative liabilities	$3.8	$1.0	$2.8	$–

Available for sale securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of June 29, 2013, available for sale securities of $.2 million and $17.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of December 29, 2012, available for sale securities of $.9 million and $17.7 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  Derivatives measured based on inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

Avery Dennison Corporation

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

Environmental

As of June 29, 2013, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed.  We are participating with other PRPs at such sites, and anticipate that our share of remediation costs will be determined pursuant to agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The activity for the six months ended June 29, 2013 related to environmental liabilities was as follows:

(In millions)
Balance at December 29, 2012	$32.5
Charges	2.5
Payments	(3.3)
Balance at June 29, 2013	$31.7

As of June 29, 2013 approximately $9 million of the balance was classified as short-term.

Guarantees

We participate in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions.  We guarantee the collection of the related receivables.  At June 29, 2013, the outstanding amount guaranteed was approximately $16 million.

As of June 29, 2013, Avery Dennison Corporation guaranteed approximately $373 million in lines of credit with various financial institutions, and up to approximately $9 million of certain of our subsidiaries’ obligations to their suppliers, including those that are part of discontinued operations.

Unused letters of credit (primarily standby) outstanding with various financial institutions, including those for discontinued operations, were approximately $93 million at June 29, 2013.

Commitments

In May 2013, we entered into a 7-year lease commitment for approximately $10 million for building space in Glendale, California to serve as our new corporate headquarters. We expect to commence the lease during the first half of 2014.

Avery Dennison Corporation

On September 9, 2005, we completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the North American headquarters and research center of our Materials Group.  The facility consists generally of land, buildings, and equipment.  We lease the facility under an operating lease arrangement, which contains a residual value guarantee of $31.5 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $11.5 million (collectively, the “Guarantee”).  At the end of the lease term, we have the option to purchase or remarket the facility at an amount equivalent to the value of the Guarantee.  If our estimated fair value (or estimated selling price) of the facility falls below the Guarantee, we would be required to pay the lessor a shortfall, which is an amount equivalent to the Guarantee less our estimated fair value.  During the second quarter of 2011, we estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term.  The carrying amount of the shortfall was approximately $16 million at June 29, 2013, which was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

Note 16.  Segment Information

We realigned our segment reporting to reflect a new operating structure in the fourth quarter of 2012.  Prior period amounts have been reclassified to conform to current period presentation.

Financial information by reportable segment and other businesses from continuing operations is set forth below.

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,113.9	$1,080.5	$2,211.9	$2,145.5
Retail Branding and Information Solutions	419.6	390.9	802.3	751.0
Other specialty converting businesses	18.8	19.0	37.0	36.9
Net sales to unaffiliated customers	$1,552.3	$1,490.4	$3,051.2	$2,933.4
Intersegment sales
Pressure-sensitive Materials	$16.5	$15.5	$33.0	$31.1
Retail Branding and Information Solutions	.6	1.1	1.0	1.7
Other specialty converting businesses	.3	.2	1.0	.2
Intersegment sales	$17.4	$16.8	$35.0	$33.0
Income from continuing operations before taxes
Pressure-sensitive Materials	$117.5	$94.0	$222.4	$194.1
Retail Branding and Information Solutions	23.6	22.7	38.2	28.8
Other specialty converting businesses	(2.8)	(3.4)	(5.5)	(6.6)
Corporate expense	(14.0)	(21.1)	(37.5)	(43.5)
Interest expense	(14.8)	(18.6)	(27.0)	(36.9)
Income from continuing operations before taxes	$109.5	$73.6	$190.6	$135.9
Other (income) expense, net by reportable segment and other businesses
Pressure-sensitive Materials	$1.7	$8.0	$5.3	$10.2
Retail Branding and Information Solutions	6.0	.9	9.0	5.9
Other specialty converting businesses	–	.6	–	.6
Corporate	(8.0)	1.7	(7.1)	2.1
Other (income) expense, net	$(.3)	$11.2	$7.2	$18.8
Other (income) expense, net by type
Restructuring costs:
Severance and related costs	$5.4	$9.8	$12.2	$15.5
Asset impairment charges and lease and other contract cancellation costs	2.4	.4	3.7	1.9
Other items:
Gain on sale of assets	(10.9)	–	(12.2)	–
Gain on sale of product line	–	(.6)	–	(.6)
Legal settlement	2.5	–	2.5	–
Divestiture-related costs (1)	.3	1.6	1.0	2.0
Other (income) expense, net	$(.3)	$11.2	$7.2	$18.8

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

Avery Dennison Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, provides management’s views on our financial condition and results of operations, and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto.  It includes the following sections:

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

We use the following non-GAAP financial measures in this MD&A:

•                  Organic sales change refers to the increase or decrease in sales excluding the estimated impact of currency translation, product line exits, acquisitions and divestitures.  The estimated impact of currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of currency fluctuations. We believe organic sales change assists investors in evaluating the underlying sales growth from the ongoing activities of our businesses and provides improved comparability of results period to period.

•                  Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sale of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments, plus discretionary pension plan contributions from divestiture proceeds.  We believe that free cash flow assists investors in evaluating the funds available for other corporate purposes, such as dividends, debt reduction, acquisitions, and repurchases of common stock.

•                  Operational working capital refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses.  We use this non-GAAP financial measure to assess our working capital (deficit) requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, and timing, and that may increase the volatility of the working capital ratio from period to period.  Additionally, the excluded items are not significantly influenced by our day-to-day activities managed at the operating level and may not reflect the underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Divestitures

On January 29, 2013, we entered into an agreement to sell our OCP and DES businesses to CCL Industries Inc. (“CCL”).

On July 1, 2013, subsequent to the end of the second quarter of 2013, we and CCL amended certain provisions of the agreement, primarily related to working capital, employee matters and indemnification and completed the sale for a total purchase price of $500 million in cash, subject to customary closing adjustments expected to be finalized by October 1, 2013.  The completion of this transaction will be reflected in our financial statements in the third quarter of 2013.

The operating results of the DES business, which were previously reported in other specialty converting businesses, have been classified as discontinued operations in the unaudited Consolidated Statements of Income for all periods presented.

Sales

Our sales increased 4% in both the second quarter and first six months of 2013 compared to the same periods last year.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Estimated change in sales due to
Organic sales change	5%	4%	4%	1%
Foreign currency translation	(1)	(4)	–	(3)
Reported sales change (1)	4%	(1)%	4%	(2)%

(1) Totals may not sum due to rounding and other factors.

Income from Continuing Operations

Income from continuing operations increased approximately $22 million and $44 million in the second quarter and first six months of 2013, respectively, compared to the same periods last year.  Major factors affecting changes in income from continuing operations in the first six months of 2013 compared to the same period last year included:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions

•                  Higher volume

•                  Lower interest expense

Negative factors:

•                  Higher employee-related costs

•                  Higher income taxes

The net impact of pricing and changes in raw materials input costs was modest as commodity costs were relatively stable during the period.

Cost Reduction Actions

2012 Program

During the six months ended June 29, 2013, we recorded $15.9 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 630 positions, lease and other contract cancellation costs, and asset impairment charges.

In 2012, we recorded $57.7 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 1,060 positions, lease cancellation costs, and asset impairment charges.

As of the end of the second quarter of 2013, implemented actions related to our 2012 Program are expected to yield $105 million in annualized savings. We realized $20 million of these savings in 2012, and we expect the majority of the remainder of these savings to be realized in 2013.

We expect to incur $15 million in restructuring costs, net of gain on sale of assets, related to our 2012 Program in 2013.  We expect to complete this program in 2013.

Avery Dennison Corporation

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further information.

Free Cash Flow

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net cash provided by operating activities	$46.7	$41.0
Purchases of property, plant and equipment	(49.9)	(43.3)
Purchases of software and other deferred charges	(24.6)	(19.9)
Proceeds from sale of property, plant and equipment	25.8	3.4
Sales of investments, net	.1	4.2
Free cash flow	$(1.9)	$(14.6)

Free cash flow in the first six months of 2013 increased compared to the same period last year primarily due to the timing of collection of accounts receivable, higher proceeds from sale of property, plant and equipment, and higher net income, partially offset by the amount and timing of payments for inventory purchases and lower incentive compensation paid in 2012 for the 2011 performance year.  See “Analysis of Results of Operations” and “Liquidity” below for more information.

2013 Outlook

Certain factors that we believe may contribute to results for 2013 are listed below:

•      We expect sales on an organic basis and earnings from continuing operations to increase compared to 2012.

•      We expect contributions to our pension plans (both domestic and international) of at least $60 million.

•      We estimate restructuring costs, net of gain on sale of assets, of approximately $15 million.

•      We anticipate our capital and software expenditures to be approximately $175 million.

•      We expect interest expense to be approximately $60 million.

•      We intend to use the net proceeds from the sale of our OCP and DES businesses to repurchase shares and reduce indebtedness, which we expect will include an additional pension plan contribution.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

Income from Continuing Operations Before Taxes

	Three Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net sales	$1,552.3	$1,490.4
Cost of products sold	1,134.8	1,102.3
Gross profit	417.5	388.1
Marketing, general and administrative expense	293.5	284.7
Interest expense	14.8	18.6
Other (income) expense, net	(.3)	11.2
Income from continuing operations before taxes	$109.5	$73.6

As a Percent of Net Sales:
Gross profit	26.9%	26.0%
Marketing, general and administrative expense	18.9	19.1
Income from continuing operations before taxes	7.1	4.9

Avery Dennison Corporation

Net Sales

Sales increased approximately 4% in the second quarter of 2013 compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the unfavorable impact of currency translation. On an organic basis, sales grew 5%, driven by higher volume.

Refer to “Results of Operations by Reportable Segment for the Second Quarter” for further information.

Gross Profit Margin

Gross profit margin for the second quarter of 2013 improved compared to the same period last year, primarily reflecting benefits from productivity initiatives and restructuring savings, and higher volume, partially offset by changes in product mix and higher employee-related costs. The net impact of pricing and changes in raw materials input costs was modest as commodity costs were relatively stable during the period.

Marketing, General and Administrative Expense

The increase in marketing, general and administrative expense in the second quarter of 2013 compared to the same period last year was primarily due to higher employee-related costs, partially offset by savings from restructuring.

Other (Income) Expense, net

	Three Months Ended
(In millions)	June 29, 2013	June 30, 2012
Other (income) expense, net by type
Restructuring costs:
Severance and related costs	$5.4	$9.8
Asset impairment charges and lease and other contract cancellation costs	2.4	.4
Other items:
Gain on sale of assets	(10.9)	–
Gain on sale of product line	–	(.6)
Legal settlement	2.5	–
Divestiture-related costs (1)	.3	1.6
Other (income) expense, net	$(.3)	$11.2

(1) Represents the portion in continuing operations

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information on costs associated with restructuring.

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	June 29, 2013	June 30, 2012
Income from continuing operations before taxes	$109.5	$73.6
Provision for income taxes	38.7	24.5
Income from continuing operations	$70.8	$49.1
(Loss) income from discontinued operations, net of tax	(2.0)	15.1
Net income	$68.8	$64.2
Net income per common share	$.69	$.62
Net income per common share, assuming dilution	$.68	$.62

Net income as a percent of sales	4.4%	4.3%

Percent change (as compared to the same period in prior year) in:
Net income	7.2%	N/A	(1)
Net income per common share	11.3%	N/A	(1)
Net income per common share, assuming dilution	9.7%	N/A	(1)

(1) Not available because 2011 quarterly results were not restated to reflect the classification of the DES business as discontinued operations.

Avery Dennison Corporation

Provision for Income Taxes

The effective tax rate for continuing operations was 35.3% and 33.3% for the three months ended June 29, 2013 and June 30, 2012, respectively.  The effective tax rate for the three months ended June 29, 2013 reflects a discrete tax expense of $1.4 million for revaluation of deferred tax balances due to changes in certain foreign statutory tax rates.  The effective tax rate for the three months ended June 30, 2012 included a discrete tax benefit of $2.7 million for adjustments to foreign income taxes.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements, the recognition of discrete events and the timing of repatriation of earnings.

Loss from Discontinued Operations, Net of Tax

The loss from discontinued operations, net of tax, in the second quarter of 2013 compared to the income from discontinued operations, net of tax, in the same period last year reflected lower net sales, loss on a contract, curtailment and settlement losses associated with the Avery Dennison Pension Plan and Benefit Restoration Plan, and higher divestiture-related costs, partially offset by the cessation of depreciation and amortization following the classification of the assets of the DES business as “held for sale.” Refer to Note 6, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for further information on the pension curtailment and settlement losses.

The loss from discontinued operations, net of tax, also reflected the elimination of certain corporate cost allocations for both the three months ended June 29, 2013 and June 30, 2012.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials Segment

	Three Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net sales including intersegment sales	$1,130.4	$1,096.0
Less intersegment sales	(16.5)	(15.5)
Net sales	$1,113.9	$1,080.5
Operating income (1)	117.5	94.0
(1) Included costs associated with restructuring in both years, and gain on sale of product line in 2012	$1.7	$8.0

Net Sales

Sales in our Pressure-sensitive Materials segment grew 3% in the second quarter of 2013 compared to the same period last year, due to higher sales on an organic basis, partially offset by the unfavorable impact of currency translation.  On an organic basis, sales grew 4% due to higher volume.

In our Label and Packaging Materials business, sales on an organic basis increased at a mid-single digit rate in the three months ended June 29, 2013.  Combined sales on an organic basis for our Graphics, Reflective, and Performance Tapes businesses increased at a low-single digit rate in the three months ended June 29, 2013.

Operating Income

Higher operating income in the three months ended June 29, 2013 primarily reflected the benefits from productivity initiatives and restructuring savings.  The net impact of pricing and changes in raw materials input costs was modest as commodity costs were relatively stable during the period.

Avery Dennison Corporation

Retail Branding and Information Solutions Segment

	Three Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net sales including intersegment sales	$420.2	$392.0
Less intersegment sales	(.6)	(1.1)
Net sales	$419.6	$390.9
Operating income (1)	23.6	22.7
(1) Included costs associated with restructuring in both years	$6.0	$.9

Net Sales

Sales in our Retail Branding and Information Solutions segment increased 7% in the second quarter of 2013 compared to the same period last year, due to higher sales on an organic basis, partially offset by the unfavorable impact of currency translation.  On an organic basis, sales grew 8%, primarily due to higher volume from increased demand from U.S. and European retailers and brands.

Operating Income

Higher operating income in the three months ended June 29, 2013 primarily reflected benefits from productivity initiatives and restructuring savings and higher volume, partially offset by both higher employee-related and restructuring costs.

Other specialty converting businesses

	Three Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net sales including intersegment sales	$19.1	$19.2
Less intersegment sales	(.3)	(.2)
Net sales	$18.8	$19.0
Operating loss (1)	(2.8)	(3.4)
(1) Included costs associated with restructuring in 2012	$–	$.6

Net Sales

Sales in our other specialty converting businesses decreased 1% in the second quarter of 2013 compared to the same period last year, reflecting the impact of a prior-year product line divestiture, partially offset by higher sales on an organic basis.  On an organic basis, sales grew 6% due to higher volume in our medical business.

Operating Loss

Lower operating loss in the three months ended June 29, 2013 primarily reflected lower restructuring costs.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

Income from Continuing Operations Before Taxes

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net sales	$3,051.2	$2,933.4
Cost of products sold	2,232.0	2,168.2
Gross profit	819.2	765.2
Marketing, general and administrative expense	594.4	573.6
Interest expense	27.0	36.9
Other expense, net	7.2	18.8
Income from continuing operations before taxes	$190.6	$135.9

As a Percent of Net Sales:
Gross profit	26.8%	26.1%
Marketing, general and administrative expense	19.5	19.6
Income from continuing operations before taxes	6.2	4.6

Avery Dennison Corporation

Net Sales

Sales increased approximately 4% in the first six months of 2013 compared to the same period last year, on both a reported and organic basis, driven by higher volume.

Refer to “Results of Operations by Reportable Segment for the Six Months Year-to-Date” for further information.

Gross Profit Margin

Gross profit margin for the first six months of 2013 improved compared to the same period last year, primarily reflecting benefits from productivity initiatives and restructuring savings and higher volume, partially offset by changes in product mix and higher employee-related costs.  The net impact of pricing and changes in raw materials input costs was modest as commodity costs were relatively stable during the period.

Marketing, General and Administrative Expense

The increase in marketing, general and administrative expense in the first six months of 2013 compared to the same period last year was primarily due to higher employee-related costs, partially offset by savings from restructuring.

Other Expense, net

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Other expense, net by type
Restructuring costs:
Severance and related costs	$12.2	$15.5
Asset impairment charges and lease and other contract cancellation costs	3.7	1.9
Other items:
Gain on sale of assets	(12.2)	–
Gain on sale of product line	–	(.6)
Legal settlement	2.5	–
Divestiture-related costs (1)	1.0	2.0
Other expense, net	$7.2	$18.8

(1) Represents the portion in continuing operations

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information on costs associated with restructuring.

Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts)	June 29, 2013	June 30, 2012
Income from continuing operations before taxes	$190.6	$135.9
Provision for income taxes	53.0	42.2
Income from continuing operations	$137.6	$93.7
(Loss) income from discontinued operations, net of tax	(11.0)	14.4
Net income	$126.6	$108.1
Net income per common share	$1.27	$1.03
Net income per common share, assuming dilution	$1.25	$1.03

Net income as a percent of sales	4.1%	3.7%

Percent change (as compared to the same period in prior year) in:
Net income	17.1%	N/A	(1)
Net income per common share	23.3%	N/A	(1)
Net income per common share, assuming dilution	21.4%	N/A	(1)

(1) Not available because 2011 quarterly results were not restated to reflect the classification of the DES business as discontinued operations.

Avery Dennison Corporation

Provision for Income Taxes

The effective tax rate for continuing operations was 27.8% and 31.1% for the six months ended June 29, 2013 and June 30, 2012, respectively.  The effective tax rate for the six months ended June 29, 2013 reflects net discrete tax benefits of $8.9 million that relate to changes in tax law, including a $4.2 million benefit attributable to the retroactive reinstatement of the federal research and development tax credit and a $3.7 million net benefit for revaluation of deferred tax balances due to changes in certain foreign statutory tax rates.  The effective tax rate for the six months ended June 30, 2012 included discrete tax benefits of $6.4 million for releases of certain tax reserves due to lapses of applicable statutory periods and adjustments to foreign income taxes.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements, the recognition of discrete events and the timing of repatriation of earnings.

Loss from Discontinued Operations, Net of Tax

The loss from discontinued operations, net of tax, in the first six months of 2013 compared to the income from discontinued operations, net of tax, in the same period last year reflected lower net sales, loss on a contract, curtailment and settlement losses associated with the Avery Dennison Pension Plan and Benefit Restoration Plan, and higher divestiture-related costs, partially offset by the cessation of depreciation and amortization following the classification of the assets of the DES business as “held for sale.” Refer to Note 6, “Pension and Other Postretirement Benefits,” for further information on the pension curtailment and settlement losses.

The loss from discontinued operations, net of tax, also reflected the elimination of certain corporate cost allocations for both the six months ended June 29, 2013 and June 30, 2012.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials Segment

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net sales including intersegment sales	$2,244.9	$2,176.6
Less intersegment sales	(33.0)	(31.1)
Net sales	$2,211.9	$2,145.5
Operating income (1)	222.4	194.1
(1) Included costs associated with restructuring in both years, and gain on sale of product line in 2012	$5.3	$10.2

Net Sales

Sales in our Pressure-sensitive Materials segment grew 3% in the first six months of 2013 compared to the same period last year, on both a reported and organic basis. Sales grew due to higher volume, partially offset by the unfavorable impact of currency translation.

In our Label and Packaging Materials business, sales on an organic basis increased at a mid-single digit rate in the six months ended June 29, 2013.  Combined sales on an organic basis for our Graphics, Reflective, and Performance Tapes businesses increased slightly in the six months ended June 29, 2013.

Operating Income

Higher operating income in the six months ended June 29, 2013 primarily reflected the benefits from productivity initiatives and restructuring savings, partially offset by higher employee-related costs.  The net impact of pricing and changes in raw materials input costs was modest as commodity costs were relatively stable during the period.

Avery Dennison Corporation

Retail Branding and Information Solutions Segment

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net sales including intersegment sales	$803.3	$752.7
Less intersegment sales	(1.0)	(1.7)
Net sales	$802.3	$751.0
Operating income (1)	38.2	28.8
(1) Included costs associated with restructuring in both years, and gain on sale of assets in 2013	$9.0	$5.9

Net Sales

Sales in our Retail Branding and Information Solutions segment increased 7% in the first six months of 2013 compared to the same period last year, on both a reported and organic basis.  Sales grew primarily due to higher volume from increased demand from U.S. and European retailers and brands, including strong growth in our radio-frequency identification business.

Operating Income

Higher operating income in the six months ended June 29, 2013 primarily reflected the benefits from productivity initiatives and restructuring savings and higher volume, partially offset by higher employee-related costs.

Other specialty converting businesses

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net sales including intersegment sales	$38.0	$37.1
Less intersegment sales	(1.0)	(.2)
Net sales	$37.0	$36.9
Operating loss (1)	(5.5)	(6.6)
(1) Included costs associated with restructuring in 2012	$–	$.6

Net Sales

Sales in our other specialty converting businesses in the first six months of 2013 were comparable to the same period last year, reflecting higher sales on an organic basis, partially offset by the impact of a prior-year product line divestiture.  On an organic basis, sales grew 9% due to higher volume in our medical business.

Operating Loss

Lower operating loss in the six months ended June 29, 2013 primarily reflected lower restructuring costs.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net income	$126.6	$108.1
Depreciation and amortization	103.3	110.6
Provision for doubtful accounts and sales returns	9.5	9.4
Asset impairment and net (gain) loss on sale/disposal of assets	(9.2)	6.3
Stock-based compensation	17.6	21.4
Other non-cash items, net	28.2	21.0
Changes in assets and liabilities and other adjustments	(229.3)	(235.8)
Net cash provided by operating activities	$46.7	$41.0

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the six months ended June 29, 2013, cash flow provided by operating activities increased compared to the same period last year primarily due to the timing of collection of accounts receivable and higher net income, partially offset by the amount and timing of payments for inventory purchases and lower incentive compensation paid in 2012 for the 2011 performance year.

Cash Flow for Investing Activities

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Purchases of property, plant and equipment	$(49.9)	$(43.3)
Purchases of software and other deferred charges	(24.6)	(19.9)
Proceeds from sale of product line	–	.8
Proceeds from sale of property and equipment	25.8	3.4
Sales of investments, net	.1	4.2
Other	.8	–
Net cash used in investing activities	$(47.8)	$(54.8)

Capital and Software Spending

During the six months ended June 29, 2013 and 2012, we invested in new equipment primarily in Asia and the U.S.

During the six months ended June 29, 2013, information technology investments primarily included standardization initiatives.  During the six months ended June 30, 2012, information technology investments included customer service and standardization initiatives.

Proceeds from Sale of Property and Equipment

In March 2013, we entered into an agreement to sell the property and equipment of our corporate headquarters in Pasadena, California for approximately $20 million.  In April 2013, we completed the sale and recognized a pre-tax gain of $10.9 million in “Other (income) expense, net” in the unaudited Consolidated Statements of Income.  In conjunction with the sale, we entered into a short-term leaseback arrangement with the buyer.  The initial term of the lease is nine months with two optional three-month extensions.  Refer to Note 15, “Commitments and Contingencies,” in the unaudited Condensed Consolidated Financial Statements for information regarding the lease of our new corporate headquarters.

Avery Dennison Corporation

Cash Flow for Financing Activities

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net change in borrowings and payments of debt	$171.9	$194.4
Dividends paid	(55.7)	(56.3)
Share repurchases	(148.9)	(142.2)
Proceeds from exercise of stock options, net	32.4	4.7
Other	(8.1)	(2.2)
Net cash used in financing activities	$(8.4)	$(1.6)

Borrowings and Repayment of Debt

During the six months ended June 29, 2013, our commercial paper borrowings were used to fund share repurchase activity given the seasonality of our cash flow during the year.  A portion of these borrowings were repaid using the net proceeds from the $250 million of senior notes issuance, as discussed below.  Refer to “Share Repurchases” below for more information.

In April 2013, we issued $250 million of senior notes, due April 2023.  The notes bear an interest rate of 3.35% per year, payable semiannually in arrears.  The net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $247.5 million and, as discussed above, were used to repay a portion of the indebtedness outstanding under our commercial paper program.

Dividend Payments

Our dividend per share was $.56 in the first six months of 2013 compared to $.54 per share in the same period in the prior year.

On April 25, 2013, we increased our quarterly dividend (payable in the three months ended June 29, 2013) to $.29 per share, representing a 7% increase from our previous quarterly dividend of $.27 per share.

Share Repurchases

During the six months ended June 29, 2013, we repurchased approximately 3.5 million shares of our common stock at an aggregate cost of $148.9 million.

On July 26, 2012, our Board of Directors authorized the repurchase of shares of our common stock in the total aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases).  As of June 29, 2013, shares of our common stock in the aggregate amount of approximately $189 million remained authorized for repurchase under this Board authorization.

On July 25, 2013, subsequent to the end of the second quarter of 2013, our Board of Directors authorized the repurchase of additional shares of our common stock in the aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases).

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the six months ended June 29, 2013, goodwill decreased approximately $17 million to $748 million, which reflected the impact of foreign currency translation ($13 million) and the reclassification of “Goodwill” associated with the DES business to “Assets held for sale” ($4 million).

In the six months ended June 29, 2013, other intangibles resulting from business acquisitions, net, decreased by $16 million to $109 million, which reflected amortization expense ($15 million) and the impact of foreign currency translation ($1 million).

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the six months ended June 29, 2013, other assets increased by approximately $22 million to $479 million, which reflected an increase in software and other deferred charges, net of amortization expense ($14 million), an increase in the cash surrender value of corporate-owned life insurance ($9 million), and the capitalization of financing costs related to the issuance of the senior notes discussed above ($2 million), partially offset by the reclassification of “Other assets” associated with the DES business to “Assets held for sale” ($3 million).

Avery Dennison Corporation

Shareholders’ Equity Accounts

In the six months ended June 29, 2013, our shareholders’ equity decreased by $66 million to $1.51 billion, which primarily reflected the effect of stock repurchases, dividend payments, and the unfavorable impact of foreign currency translation, partially offset by net income.

In the six months ended June 29, 2013, the balance of our treasury stock increased by approximately $82 million to $1.06 billion, which reflected share repurchase activity ($149 million), partially offset by the use of treasury shares to settle exercises of stock options and vesting of restricted stock units and performance units ($55 million), and the funding of our contributions to our U.S. defined contribution plan ($12 million).

Impact of Foreign Currency Translation

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Change in net sales	$(5)	$(87)
Change in income from continuing operations	1	(4)

International operations generated approximately 74% of our net sales during the six months ended June 29, 2013.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The effect of foreign currency translation on net sales in the first six months of 2013 compared to the same period last year primarily reflected the unfavorable impact from sales in Brazil and South Africa, partially offset by the favorable impact from sales in China and the European Union.

Effect of Foreign Currency Transactions

The impact on net income from transactions denominated in foreign currencies may be mitigated because the costs of our products are generally denominated in the same currencies in which they are sold.  In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate.

Analysis of Selected Financial Ratios

We utilize the financial ratios discussed below to assess our financial condition and operating performance.

Working Capital (Deficit) and Operational Working Capital Ratios

Working capital (deficit) (current assets minus current liabilities and net assets held for sale), as a percent of annualized net sales, increased in the first six months of 2013 compared to the same period last year, primarily due to a decrease in short-term and current portion of long-term debt, as well as an increase in cash and cash equivalents and net trade accounts receivable.

Operational working capital, as a percent of annualized net sales, is reconciled with working capital (deficit) below.  Our objective is to minimize our investment in operational working capital, as a percentage of sales, to maximize cash flow and return on investment.

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
(A) Working capital (deficit)	$165.3	$(66.7)
Reconciling items:
Cash and cash equivalents	(211.6)	(161.4)
Current deferred and refundable income taxes and other current assets	(250.5)	(225.6)
Short-term borrowings and current portion of long-term debt and capital leases	438.2	671.5
Current deferred and payable income taxes and other current liabilities	554.8	498.5
(B) Operational working capital	$696.2	$716.3
(C) Annualized net sales (year-to-date sales, multiplied by two)	$6,102.4	$6,031.2 (1)
Working capital (deficit), as a percent of annualized net sales (A) ÷ (C)	2.7%	(1.1)%
Operational working capital, as a percent of annualized net sales (B) ÷ (C)	11.4%	11.9%

(1) Annualized net sales for 2012 were not restated to reflect the reclassification of the DES business as discontinued operations.

Avery Dennison Corporation

As a percent of annualized sales, operational working capital for the first six months of 2013 decreased compared to the same period in the prior year.  The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 60 days in the first six months of 2013 compared to 59 days in the first six months of 2012, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months of  2013 and 2012, respectively.  The current year average number of days sales outstanding reflected the effect of discontinued operations, which increased the average number of days sales outstanding by approximately one day.

Inventory Ratio

Average inventory turnover was 8.7 in the first six months of 2013 compared to 8.6 in the first six months of 2012, calculated using the annualized cost of sales (cost of sales for the first six months multiplied by two) divided by the two-quarter average inventory balance for the first six months of 2013 and 2012, respectively.  The increase in the average inventory turnover from the prior year primarily reflected our continued focus on inventory management.

Accounts Payable Ratio

The average number of days payable outstanding was 67 days in the first six months of 2013 compared to 64 days in the first six months of 2012, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months of 2013 and 2012, respectively.  The increase in the average number of days payable outstanding from prior year was primarily due to the impact of extensions in payment terms with suppliers and the timing of inventory purchases, partially offset by the effect of discontinued operations, which reduced the average number of days payable outstanding by approximately two days.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At June 29, 2013, we had cash and cash equivalents of approximately $212 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At June 29, 2013, substantially all of our cash and cash equivalents were held by our foreign subsidiaries.  Our policy is to indefinitely reinvest the majority of the earnings of our foreign subsidiaries.  To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating certain foreign earnings.  However, if we were to repatriate foreign earnings, we may be subject to additional taxes in the U.S.

Our $675 million revolving credit facility (the “Revolver”), which supports our commercial paper program, matures on December 22, 2016.  Based upon our current outlook for our business and market conditions, we believe that the Revolver, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, would, if necessary, provide sufficient liquidity to fund our operations during the next twelve months.  As of June 29, 2013, there was no balance outstanding under the Revolver.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $167 million in the first six months of 2013 to $1.39 billion compared to $1.22 billion at year-end 2012, primarily reflecting the funding of our share repurchase activity given the seasonality of our cash flow during the year.

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

Avery Dennison Corporation

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities in the three fiscal months of the second quarter of 2013 are listed in the following table.

(Dollars in millions, except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
March 31, 2013 – April 27, 2013	608.3	$42.00	608.3
April 28, 2013 – May 25, 2013	747.0	$42.84	747.0
May 26, 2013 – June 29, 2013	685.3	$43.13	685.3
Total	2,040.6	$42.69	2,040.6	$189.4

On July 25, 2013, subsequent to the end of the second quarter of 2013, our Board of Directors authorized the repurchase of additional shares of our common stock in the aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases).

Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Avery Dennison Corporation

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 4.1

Indenture, dated as of November 20, 2007, between the Company and The Bank of New York Trust Company, N.A., as Trustee (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2007)

Exhibit 4.2

Third Supplemental Indenture, dated April 8, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 8, 2013)

Exhibit 4.3	Form of 3.35% Senior Notes due 2023 (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 8, 2013)
Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

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

August 6, 2013