Form 10-Q
period 2013-09-28
Avery Dennison Corp
filed 2013-11-04
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013.

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

Number of shares of $1 par value common stock outstanding as of October 26, 2013: 96,615,838

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2013 FORM 10-Q QUARTERLY REPORT

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; the financial condition and inventory strategies of customers; changes in customer order patterns; worldwide and local economic conditions; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; fluctuations in foreign currency exchange rates and other risks associated with foreign operations; integration of acquisitions and completion of potential dispositions; timing and amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance and employee benefit costs; impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; changes in political conditions; impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Avery Dennison Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	September 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$309.6	$235.4
Trade accounts receivable, less allowances of $36.7 and $44.8 at September 28, 2013 and December 29, 2012, respectively	1,055.5	972.8
Inventories, net	531.3	473.3
Current deferred and refundable income taxes	127.1	129.1
Assets held for sale	6.3	472.2
Other current assets	135.1	128.9
Total current assets	2,164.9	2,411.7
Property, plant and equipment	2,676.9	2,871.1
Accumulated depreciation	(1,764.3)	(1,855.6)
Property, plant and equipment, net	912.6	1,015.5
Goodwill	754.5	764.4
Other intangibles resulting from business acquisitions, net	103.0	125.0
Non-current deferred income taxes	322.8	331.6
Other assets	475.0	457.1
	$4,732.8	$5,105.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$114.8	$520.2
Accounts payable	833.4	804.3
Current deferred and payable income taxes	90.8	65.1
Liabilities held for sale	–	160.5
Other current liabilities	534.4	524.4
Total current liabilities	1,573.4	2,074.5
Long-term debt and capital leases	950.9	702.2
Long-term retirement benefits and other liabilities	485.0	607.2
Non-current deferred and payable income taxes	149.6	140.5
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at September 28, 2013 and December 29, 2012; issued – 124,126,624 shares at September 28, 2013 and December 29, 2012; outstanding – 97,225,758 shares and 99,915,457 shares at September 28, 2013 and December 29, 2012, respectively	124.1	124.1
Capital in excess of par value	804.8	801.8
Retained earnings	1,993.6	1,910.8
Treasury stock at cost, 26,900,866 shares and 24,211,167 shares at September 28, 2013 and December 29, 2012, respectively	(1,121.0)	(977.8)
Accumulated other comprehensive loss	(227.6)	(278.0)
Total shareholders’ equity	1,573.9	1,580.9
	$4,732.8	$5,105.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$1,504.9	$1,447.0	$4,556.1	$4,380.4
Cost of products sold	1,102.7	1,066.0	3,334.7	3,234.2
Gross profit	402.2	381.0	1,221.4	1,146.2
Marketing, general and administrative expense	285.7	286.6	880.1	860.2
Interest expense	16.0	18.0	43.0	54.9
Other expense, net	25.7	21.9	32.9	40.7
Income from continuing operations before taxes	74.8	54.5	265.4	190.4
Provision for income taxes	12.8	18.6	65.8	60.8
Income from continuing operations	62.0	35.9	199.6	129.6
(Loss) income from discontinued operations, net of tax	(15.5)	22.4	(26.5)	36.8
Net income	$46.5	$58.3	$173.1	$166.4
Per share amounts:
Net income (loss) per common share:
Continuing operations	$.63	$.36	$2.01	$1.25
Discontinued operations	(.16)	.22	(.26)	.36
Net income per common share	$.47	$.58	$1.75	$1.61
Net income (loss) per common share, assuming dilution:
Continuing operations	$.62	$.35	$1.98	$1.25
Discontinued operations	(.15)	.22	(.26)	.35
Net income per common share, assuming dilution	$.47	$.57	$1.72	$1.60
Dividends per common share	$.29	$.27	$.85	$.81
Average shares outstanding:
Common shares	97.9	101.1	99.1	103.4
Common shares, assuming dilution	99.6	102.2	100.7	104.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$46.5	$58.3	$173.1	$166.4
Increase (decrease) in other comprehensive income, before tax:
Foreign currency translation adjustment	45.4	58.1	(11.1)	20.3
Net actuarial gains/losses, prior service cost and net transition asset	84.4	(10.1)	97.3	(2.5)
Effective portion of gains/losses on cash flow hedges	(1.9)	2.4	(0.4)	6.2
Other comprehensive income, before tax	127.9	50.4	85.8	24.0
Income tax expense (benefit) related to components of other comprehensive income	30.5	(3.0)	35.4	1.0
Other comprehensive income, net of tax	97.4	53.4	50.4	23.0
Total comprehensive income, net of tax	$143.9	$111.7	$223.5	$189.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Operating Activities
Net income	$173.1	$166.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104.9	111.2
Amortization	50.8	52.9
Provision for doubtful accounts and sales returns	14.1	16.7
Gain on sale of businesses	(52.2)	–
Asset impairment and net (gain) loss on sale/disposal of assets	(5.6)	7.6
Stock-based compensation	25.4	30.7
Other non-cash expense and loss	40.2	32.3
Other non-cash income and gain	(12.9)	–
Changes in assets and liabilities and other adjustments	(242.1)	(203.7)
Net cash provided by operating activities	95.7	214.1
Investing Activities
Purchases of property, plant and equipment	(79.1)	(60.8)
Purchases of software and other deferred charges	(34.6)	(35.9)
Proceeds from sale of product line	–	.8
Proceeds from sale of property, plant and equipment	30.8	3.9
Sale of investments, net	.6	4.6
Proceeds from sale of businesses, net of cash provided	484.0	–
Other	.8	–
Net cash provided by (used in) investing activities	402.5	(87.4)
Financing Activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(398.3)	195.4
Additional borrowings (maturities longer than 90 days)	250.0	–
Payments of debt (maturities longer than 90 days)	(1.4)	(1.4)
Dividends paid	(84.1)	(83.5)
Share repurchases	(223.8)	(228.2)
Proceeds from exercise of stock options, net	40.2	5.6
Other	(8.7)	(2.3)
Net cash used in financing activities	(426.1)	(114.4)
Effect of foreign currency translation on cash balances	2.1	0.4
Increase in cash and cash equivalents	74.2	12.7
Cash and cash equivalents, beginning of year	235.4	178.0
Cash and cash equivalents, end of period	$309.6	$190.7

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

Fiscal Period

The third quarters of 2013 and 2012 consisted of thirteen-week periods ending September 28, 2013 and September 29, 2012, respectively. The nine months ended September 28, 2013 and September 29, 2012 consisted of thirty-nine-week periods.  The interim results of operations are not necessarily indicative of future results.

Financial Presentation

As discussed further in Note 2, “Discontinued Operations, Sale of Assets and Assets Held for Sale,” we have classified the operating results of our Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses, together with certain costs associated with their divestiture, as discontinued operations in the unaudited Consolidated Statements of Income for all periods presented. The results and financial condition of discontinued operations have been excluded from the notes to our unaudited Condensed Consolidated Financial Statements, except for certain prior-year balances related to the DES business and as otherwise indicated.

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2.  Discontinued Operations, Sale of Assets and Assets Held for Sale

Discontinued Operations

On January 29, 2013, we entered into an agreement to sell our OCP and DES businesses to CCL Industries Inc. (“CCL”).  As part of the agreement with CCL, we agreed to enter into a supply agreement at closing, pursuant to which CCL would purchase certain pressure-sensitive label stock, adhesives and other base material products for up to six years after closing. While the supply agreement is expected to continue generating revenues and cash flows from the OCP and DES businesses, our continuing involvement in the OCP and DES operations is not expected to be significant to us as a whole.

On July 1, 2013, we completed the sale for a total purchase price of $500 million ($484 million net of cash provided) and entered into an amendment to the purchase agreement, which, among other things, increased the target net working capital amount and amended provisions related to employee matters and indemnification. We continue to be subject to certain indemnification provisions under the terms of the purchase agreement. In addition, the tax liability associated with the loss on sale is subject to completion of tax return filings in the jurisdictions where the OCP and DES businesses operated.

Included in the loss on sale, net of tax, were $2.7 million of additional proceeds related to certain post-closing adjustments and $5.5 million of selling costs, both of which were settled in October 2013.

The operating results of these discontinued operations and loss on sale were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$–	$257.2	$380.5	$682.2
Income (loss) before taxes, including divestiture-related and restructuring costs	4.1	34.4	(10.6)	56.2
Provision for (benefit from) income taxes	2.9	12.0	(.8)	19.4
Income (loss) from discontinued operations, net of tax before loss on sale	1.2	22.4	(9.8)	36.8
Loss on sale, net of tax provision of $68.9	(16.7)	–	(16.7)	–
(Loss) income from discontinued operations, net of tax	$(15.5)	$22.4	$(26.5)	$36.8

The income before taxes, including divestiture-related and restructuring costs, for the three months ended September 28, 2013 included a curtailment gain associated with our postretirement health and welfare benefit plans, partially offset by divestiture-related costs.  Refer to Note 6, “Pension and Other Postretirement Benefits,” for information regarding the curtailment gain.

Avery Dennison Corporation

The (loss) income from discontinued operations, net of tax, reflected the elimination of certain corporate cost allocations. The income tax provision included in the net loss on sale reflects tax versus book basis differences, primarily associated with goodwill.

Net sales from continuing operations to discontinued operations were $.8 million and $44.8 million for the three and nine months ended September 28, 2013, respectively, and $24.7 million and $72.8 million for the three and nine months ended September 29, 2012, respectively.  These sales have been included in “Net sales” in the unaudited Consolidated Statements of Income.

The assets and liabilities of the OCP business were classified as “held for sale” since December 29, 2012, as we continued to pursue the sale of this business through the end of 2012 and into 2013.  The assets and liabilities of the DES business were classified as “held for sale” since the first quarter of 2013 in connection with our agreement to sell both businesses to CCL, as discussed above.  The carrying values of the major classes of assets and liabilities of the OCP business that were classified as “held for sale” were as follows:

(In millions)	December 29, 2012
Assets
Trade accounts receivable, net	$119.0
Inventories, net	57.2
Other current assets	7.7
Total current assets	183.9
Property, plant and equipment, net	79.5
Goodwill	167.9
Other intangibles resulting from business acquisitions, net	32.5
Other assets	8.4
$472.2
Liabilities
Accounts payable	$31.2
Other current liabilities	113.1
Total current liabilities	144.3
Non-current liabilities	16.2
$160.5

Sale of Assets and Assets Held for Sale

In March 2013, we entered into an agreement to sell the property and equipment of our corporate headquarters in Pasadena, California for approximately $20 million.  In April 2013, we completed the sale and recognized a pre-tax gain of $10.9 million in “Other expense, net” in the unaudited Consolidated Statements of Income. In conjunction with the sale, we entered into a short-term leaseback arrangement with the buyer.  The initial term of the lease is nine months with two optional three-month extensions.  Refer to Note 15, “Commitments and Contingencies,” for information regarding the lease of our new corporate headquarters.

In the third quarter of 2013, we classified certain properties and equipment that we are in the process of selling as “held for sale” in the Condensed Consolidated Balance Sheets at September 28, 2013.  The carrying value of these assets was $6.3 million as of September 28, 2013.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	September 28, 2013	December 29, 2012
Raw materials	$208.2	$184.5
Work-in-progress	167.6	139.2
Finished goods	155.5	149.6
Inventories, net	$531.3	$473.3

Avery Dennison Corporation

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the nine months ended September 28, 2013, by reportable segment and other businesses, were as follows:

(In millions)	Pressure- sensitive Materials	Retail Branding and Information Solutions	Other specialty converting businesses	Total
Goodwill as of December 29, 2012	$338.3	$422.6	$3.5	$764.4
Acquisition adjustments	–	(.2)	–	(.2)
Translation adjustments	(2.4)	(3.8)	–	(6.2)
Divestiture(1)	–	–	(3.5)	(3.5)
Goodwill as of September 28, 2013	$335.9	$418.6	$–	$754.5

(1)      See Note 2, “Discontinued Operations, Sale of Assets and Assets Held for Sale,” for more information.

The carrying amount of goodwill at September 28, 2013 and December 29, 2012 included accumulated impairment losses of $820 million, which were reported in the Retail Branding and Information Solutions segment.

Indefinite-Lived Intangible Assets

The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trademarks, was $11 million and $11.1 million at September 28, 2013 and December 29, 2012, respectively.

Finite-Lived Intangible Assets

The following table sets forth our finite-lived intangible assets resulting from business acquisitions at September 28, 2013 and December 29, 2012, which continue to be amortized:

	September 28, 2013			December 29, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$234.1	$159.3	$74.8	$234.7	$142.3	$92.4
Patents and other acquired technology	49.0	37.3	11.7	49.0	34.0	15.0
Trade names and trademarks	26.0	22.3	3.7	25.7	21.9	3.8
Other intangibles	12.4	10.6	1.8	12.4	9.7	2.7
Total	$321.5	$229.5	$92.0	$321.8	$207.9	$113.9

Amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions was $6.7 million and $21.6 million for the three and nine months ended September 28, 2013, respectively, and $7.4 million and $22.4 million for the three and nine months ended September 29, 2012, respectively.

The estimated amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions for the remainder of the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense
Remainder of 2013	$6.8
2014	24.6
2015	21.1
2016	19.5
2017	10.6

Avery Dennison Corporation

Note 5.  Debt

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities.  The fair value of short-term borrowings, which include commercial paper and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.11 billion at September 28, 2013 and $1.31 billion at December 29, 2012.  Fair value amounts were determined primarily based on Level 2 inputs, which are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our various loan agreements require that we maintain specified financial covenant ratios of total debt and interest expense in relation to certain measures of income.  As of September 28, 2013, we were in compliance with all of our financial covenants.

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

Note 6.  Pension and Other Postretirement Benefits

Defined Benefit Plans

We sponsor a number of defined benefit plans, the benefits under some of which have been frozen, covering eligible employees in the U.S. and certain other countries.  Benefits payable to an employee are based primarily on years of service and the employee’s compensation during the course of his or her employment with us.  While we have not expressed any intent to terminate these plans, we may do so at any time, subject to applicable laws and regulations.

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

The following table sets forth the components of net periodic benefit cost, which are recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.2	$–	$2.2	$.3	$9.3	$.2	$6.8
Interest cost	10.3	5.8	10.8	6.0	29.3	17.2	30.2	18.3
Expected return on plan assets	(12.4)	(5.6)	(11.3)	(5.4)	(35.8)	(16.7)	(34.3)	(16.5)
Recognized net actuarial loss	4.0	1.5	4.2	.8	13.7	4.6	11.1	2.5
Amortization of prior service cost	.1	.2	.1	.1	.3	.4	.3	.3
Amortization of transition asset	–	–	–	(.1)	–	(.1)	–	(.4)
Recognized gain on curtailment(1)	–	(1.6)	–	–	–	(1.6)	–	–
Net periodic benefit cost	$2.1	$3.5	$3.8	$3.6	$7.8	$13.1	$7.5	$11.0

(1)    Recognized gain on curtailment related to a plan in Taiwan and was recorded in “Other expense, net” in the unaudited Consolidated Statements of Income.

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest cost	$.1	$.2	$.2	$.4
Recognized net actuarial loss	.6	.8	1.9	2.0
Amortization of prior service credit	(.8)	(1.2)	(3.2)	(3.6)
Net periodic benefit credit	$(.1)	$(.2)	$(1.1)	$(1.2)

During the nine months ended September 28, 2013, in connection with the sale of our OCP and DES businesses, we recognized a curtailment gain of $13.5 million associated with our postretirement health and welfare benefit plans, partially offset by curtailment and settlement losses of $10.2 million associated with our pension plans.  The net gain of $3.3 million was recorded in “(Loss) income from discontinued operations, net of tax” in the unaudited Consolidated Statements of Income.  Refer to Note 2, “Discontinued Operations, Sale of Assets and Assets Held for Sale,” for more information on the sale.

Avery Dennison Corporation

Additionally, in connection with the sale of our OCP and DES businesses and as a result of the higher discount rate that was in effect at the time of the sale, our pension and postretirement health and welfare benefit plan obligations decreased by $91.8 million associated with the remeasurement of these plans.  This decrease was recorded in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.  As of September 28, 2013, the corresponding benefit was recorded in “Accumulated other comprehensive loss” in the unaudited Condensed Consolidated Balance Sheets.

We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements under applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate.  We contributed $37 million and $49 million to our U.S. pension plans during the nine months ended September 28, 2013 and September 29, 2012, respectively.  We contributed $1.7 million and $1.8 million to our U.S. postretirement health benefit plan during the nine months ended September 28, 2013 and September 29, 2012, respectively.  We contributed approximately $13 million and $16 million to our international pension plans during the nine months ended September 28, 2013 and September 29, 2012, respectively.  All of the contributions made in the first nine months of 2013 and 2012 were made to meet minimum funding requirements.

Subsequent to the end of the third quarter of 2013, in October 2013, we made supplemental contributions of approximately $50 million to our domestic and international pension plans utilizing a portion of the net proceeds from the sale of the OCP and DES businesses.  Including these contributions, we expect our total contributions to our pension plans for 2013 to be approximately $110 million.

Defined Contribution Plans

We sponsor various defined contribution plans worldwide, with the largest plan being the Avery Dennison Corporation Savings Plan (“Savings Plan”), a 401(k) plan available to our U.S. employees.  We recognized expense from continuing operations of $5.2 million and $16.7 million during the three and nine months ended September 28, 2013, respectively, and $4.1 million and $15.4 million during the three and nine months ended September 29, 2012, respectively, related to our employer contributions and employer match of participant contributions to the Savings Plan.

Note 7.  Research and Development

Research and development expense from continuing operations was $22.4 million and $71 million for the three and nine months ended September 28, 2013, respectively, and $23.7 million and $74.5 million for the three and nine months ended September 29, 2012, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

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

Stock-based compensation expense from continuing operations was $8 million and $23.7 million for the three and nine months ended September 28, 2013, respectively, and $9.1 million and $28.3 million for the three and nine months ended September 29, 2012, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

As of September 28, 2013, we had approximately $42 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average period of approximately three years.

Avery Dennison Corporation

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

The compensation expense from continuing operations related to cash-based awards was $1.9 million and $6.2 million for the three and nine months ended September 28, 2013, respectively, and $.6 million and $1.5 million for the three and nine months ended September 29, 2012, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income and the related liability was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Note 9.  Cost Reduction Actions

2012 Program

During the nine months ended September 28, 2013, we recorded $32.6 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 1,120 positions, lease and other contract cancellation costs, and asset impairment charges.  Of the 1,120 positions, approximately 25 employees remained employed with us as of September 28, 2013.

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

During the nine months ended September 28, 2013, restructuring charges and payments, including those for discontinued operations, were as follows:

(In millions)	Accrual at December 29, 2012	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at September 28, 2013
2012 Program
Severance and related costs	$20.7	$20.9	$(35.7)	$–	$(.4)	$5.5
Lease and other contract cancellation costs	.1	3.4	(.6)	–	–	2.9
Asset impairment charges	–	8.3	–	(8.3)	–	–
2011 Actions
Severance and related costs	.1	–	(.1)	–	–	–
	$20.9	$32.6	$(36.4)	$(8.3)	$(.4)	$8.4

Avery Dennison Corporation

The table below shows the total amount of costs incurred by reportable segment and other businesses in connection with the 2012 Program for the periods shown below.  Restructuring costs in continuing operations were included in “Other expense, net” in the unaudited Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Restructuring costs by reportable segment and other businesses
Pressure-sensitive Materials	$3.4	$13.5	$8.7	$24.3
Retail Branding and Information Solutions	12.6	5.5	22.9	11.4
Other specialty converting businesses	.1	.1	.1	.7
Corporate	.6	–	.9	.1
Continuing operations	16.7	19.1	32.6	36.5
Discontinued operations	–	–	–	.4
	$16.7	$19.1	$32.6	$36.9

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

As of September 28, 2013, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $4.3 million and $2.1 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the balances and locations of derivatives as of September 28, 2013:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$12.1	Other current liabilities	$4.5
Commodity contracts	Other current assets	–	Other current liabilities	.3
		$12.1		$4.8

The following table provides the balances and locations of derivatives as of December 29, 2012:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$10.0	Other current liabilities	$2.8
Commodity contracts	Other current assets	–	Other current liabilities	.9
Commodity contracts			Long-term retirement benefits and other liabilities	.1
		$10.0		$3.8

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

		Three Months Ended		Nine Months Ended
(In millions)	Location of Gain (Loss) in Income	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Foreign exchange contracts	Cost of products sold	$1.1	$–	$1.4	$(.6)
Foreign exchange contracts	Marketing, general and administrative expense	9.8	14.1	(7.5)	12.7
		$10.9	$14.1	$(6.1)	$12.1

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Foreign exchange contracts	$(1.4)	$(1.7)	$.4	$(4.5)
Commodity contracts	–	.2	(.1)	(.6)
	$(1.4)	$(1.5)	$.3	$(5.1)

Amounts reclassified from “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

		Three Months Ended		Nine Months Ended
(In millions)	Location of Gain (Loss) in Income	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Foreign exchange contracts	Cost of products sold	$.5	$(1.2)	$1.3	$(3.3)
Commodity contracts	Cost of products sold	(.1)	(.5)	(.8)	(2.2)
Interest rate contracts	Interest expense	–	(1.1)	–	(3.2)
		$.4	$(2.8)	$.5	$(8.7)

The amount of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not significant for the three and nine months ended September 28, 2013 and September 29, 2012, respectively.

As of September 28, 2013, we expect a net loss of approximately $2 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Note 11.  Taxes Based on Income

The effective tax rate for continuing operations was 17.1% and 24.8% for the three and nine months ended September 28, 2013, respectively, and 34.1% and 31.9% for the three and nine months ended September 29, 2012, respectively.  The effective tax rate for the three and nine months ended September 28, 2013 benefited $4.1 million from favorable tax rates primarily associated with certain earnings from our operations in lower-tax jurisdictions throughout the world and $1.3 million from effective settlement of uncertain tax positions.  The effective tax rate for the three months ended September 28, 2013 included discrete tax benefits primarily related to a $4.9 million adjustment to domestic income taxes and a $2.9 million benefit from effective settlement of uncertain tax positions. The effective tax rate for the nine months ended September 28, 2013 included discrete tax benefits of $13.8 million including a $4.9 million benefit for adjustments to domestic income taxes and $8.9 million primarily related to changes in tax law, which also includes a $4.2 million benefit attributable to the retroactive reinstatement of the federal research and development tax credit and a net $3.7 million benefit for revaluation of deferred tax balances due to changes in certain foreign statutory tax rates.  For the three and nine months ended September 29, 2012, the effective tax rate included discrete tax expense of $3.9 million for adjustments to domestic income taxes and increases in certain tax reserves and the effective tax rate for the nine months ended September 29, 2012 benefited from favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.

Avery Dennison Corporation

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Income from continuing operations before taxes	$74.8	$54.5	$265.4	$190.4
Provision for income taxes	12.8	18.6	65.8	60.8
Effective tax rate	17.1%	34.1%	24.8%	31.9%

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

Note 12.  Net Income Per Share

Net income per common share was computed as follows:

		Three Months Ended		Nine Months Ended
(In millions, except per share amounts)		September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
(A)	Income from continuing operations	$62.0	$35.9	$199.6	$129.6
(B)	(Loss) income from discontinued operations, net of tax	(15.5)	22.4	(26.5)	36.8
(C)	Net income available to common shareholders	$46.5	$58.3	$173.1	$166.4
(D)	Weighted-average number of common shares outstanding	97.9	101.1	99.1	103.4
	Dilutive shares (additional common shares issuable under employee stock-based awards)	1.7	1.1	1.6	.8
(E)	Weighted-average number of common shares outstanding, assuming dilution	99.6	102.2	100.7	104.2
Net income per common share:
	Continuing operations (A) ÷ (D)	$.63	$.36	$2.01	$1.25
	Discontinued operations (B) ÷ (D)	(.16)	.22	(.26)	.36
Net income per common share (C) ÷ (D)		$.47	$.58	$1.75	$1.61
Net income per common share, assuming dilution:
	Continuing operations (A) ÷ (E)	$.62	$.35	$1.98	$1.25
	(Loss) income from discontinued operations, net of tax (B) ÷ (E)	(.15)	.22	(.26)	.35
Net income per common share, assuming dilution (C) ÷ (E)		$.47	$.57	$1.72	$1.60

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect.  Stock-based compensation awards excluded from the computation totaled approximately 5 million shares and 6 million shares for the three and nine months ended September 28, 2013, respectively, and approximately 11 million shares and 12 million shares for the three and nine months ended September 29, 2012, respectively.

Avery Dennison Corporation

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine month period ended September 28, 2013 were as follows:

(In millions)	Net Gain (Loss) on Derivative Instruments Designated as Cash Flow and Firm Commitment Hedges	Net Actuarial Gain (Loss), Prior Service Cost and Net Transition Assets, Less Amortization	Foreign Currency Translation Adjustment	Total
Balance as of December 29, 2012	$(2.0)	$(456.5)	$180.5	$(278.0)
Other comprehensive income (loss) before reclassifications, net of tax	.2	57.3	(21.9)	35.6
Amounts reclassified into net income, net of tax	(.4)	4.4	10.8	14.8
Net current-period other comprehensive (loss) income, net of tax	(.2)	61.7	(11.1)	50.4
Balance as of September 28, 2013	$(2.2)	$(394.8)	$169.4	$(227.6)

The effects of amounts reclassified from “Accumulated other comprehensive loss” to income from continuing operations were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(in millions)	Three Months Ended September 28, 2013	Nine Months Ended September 28, 2013	Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Foreign exchange contracts	$.5	$1.3	Cost of products sold
Commodity contracts	(.1)	(.8)	Cost of products sold
Interest rate contracts	–	–	Interest expense
	.4	.5	Total before tax
	(.1)	(.2)	Income tax expense
	.3	.3	Net of tax
Amortization of defined benefit pension items	(5.7)	(17.7)	(a)
	1.9	5.9	Benefit from income taxes
	(3.8)	(11.8)	Net of tax
Total reclassifications for the period	$(3.5)	$(11.5)	Total, net of tax

(a) See Note 6, “Pension and Other Postretirement Benefits,” for further information.

During the nine months ended September 28, 2013, we reclassified $7.4 million (net of tax) from “Accumulated other comprehensive loss” to “(Loss) income from discontinued operations, net of tax,” related to a net gain from curtailment in our domestic defined benefit plans and settlements from certain international pension plans as a result ofthe sale of the OCP and DES businesses.  Refer to Note 6, “Pension and Other Postretirement Benefits,” for more information.

Avery Dennison Corporation

Additionally, during the nine months ended September 28, 2013, we recognized $10.8 million (net of tax) of currency translation loss from “Accumulated other comprehensive loss” to “(Loss) income from discontinued operations, net of tax” as a result of the sale of the OCP and DES businesses.

The following table sets forth the tax expense allocated to each component of other comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net actuarial gains/losses, prior service cost and net transition asset	$31.3	$(3.9)	$35.6	$(1.3)
Effective portion of gains/losses on cash flow hedges	(.8)	.9	(.2)	2.3
Income tax expense (benefit) related to components of other comprehensive loss	$30.5	$(3.0)	$35.4	$1.0

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of September 28, 2013:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Available for sale securities	$17.7	$8.1	$9.6	$–
Short-term investments	139.6	–	139.6	–
Derivative assets	12.1	–	12.1	–

Liabilities
Derivative liabilities	$4.8	$.3	$4.5	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 29, 2012:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Available for sale securities	$18.6	$9.3	$9.3	$–
Derivative assets	10.0	–	10.0	–

Liabilities
Derivative liabilities	$3.8	$1.0	$2.8	$–

Available for sale securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of September 28, 2013, available for sale securities of $.8 million and $17 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of December 29, 2012, available for sale securities of $.9 million and $17.7 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Short-term investments are comprised of commercial paperand are measured at fair value using broker quoted prices.  As of September 28, 2013, short-term investments were included in “Cash and cash equivalents.”  Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  Derivatives measured based on inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

Avery Dennison Corporation

Non-recurring Fair Value Measurements

During the nine months ended September 28, 2013, long-lived assets with carrying amounts totaling $8.3 million were written down to their fair value of $4.8 million, resulting in an impairment charge of $3.5 million, which was included in “Other expense, net” in the unaudited Consolidated Statements of Income.  The fair value was based on the sale price of the assets, less estimated broker fees, which are primarily Level 3 inputs.

Note 15.  Commitments and Contingencies

Legal Proceedings

We are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business.  We have accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated.  Because of the uncertainties associated with claims resolution and litigation, future expense to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expense.  If information becomes available that allows us to reasonably estimate the range of potential expense in an amount higher or lower than what we have accrued, we adjust our accrued liabilities accordingly.  Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future.  The range of expense for resolving any future matters will be assessed as they arise; until then, a range of potential expense for such resolution cannot be determined.  Based upon current information, we believe that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.

Environmental

As of September 28, 2013, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed.  We are participating with other PRPs at these sites, and anticipate that our share of remediation costs will be determined pursuant to agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

We have accrued liabilities for sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated.  These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, and the estimated time to complete remediation, environmental laws and regulations, and other factors.  Because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate these sites could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expense.  If information becomes available that allows us to reasonably estimate the range of potential expense in an amount higher or lower than what we have accrued, we adjust our environmental liabilities accordingly.  In addition, we may be identified as a PRP at additional sites in the future.  The range of expense for remediation of any future-identified sites will be addressed as they arise; until then, a range of expense for such remediation cannot be determined.

The activity for the nine months ended September 28, 2013 related to environmental liabilities was as follows:

(In millions)
Balance at December 29, 2012	$32.5
Charges	2.9
Payments	(5.2)
Balance at September 28, 2013	$30.2

As of September 28, 2013, approximately $10 million of the balance was classified as short-term.

Guarantees

We participate in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions.  We guarantee the collection of the related receivables.  At September 28, 2013, the outstanding amount guaranteed was approximately $10 million.

Unused letters of credit (primarily standby) outstanding with various financial institutions were approximately $87 million at September 28, 2013.

Commitments

In May 2013, we entered into a 7-year lease commitment for approximately $10 million for building space in Glendale, California to serve as our new corporate headquarters. We expect to commence the lease during the first half of 2014.

Avery Dennison Corporation

On September 9, 2005, we completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the North American headquarters and research center of our Materials Group.  The facility consists generally of land, buildings, and equipment.  We lease the facility under an operating lease arrangement, which contains a residual value guarantee of $31.5 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $11.5 million (collectively, the “Guarantee”).  At the end of the lease term, we have the option to purchase or remarket the facility at an amount equivalent to the value of the Guarantee.  If our estimated fair value (or estimated selling price) of the facility falls below the Guarantee, we would be required to pay the lessor a shortfall, which is an amount equivalent to the Guarantee less our estimated fair value.  During the second quarter of 2011, we estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term.  The carrying amount of the shortfall was approximately $18 million at September 28, 2013, which was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

Note 16.  Segment Information

We realigned our segment reporting to reflect a new operating structure in the fourth quarter of 2012.  Prior period amounts have been reclassified to conform to current period presentation.

Financial information by reportable segment and other businesses from continuing operations is set forth below.

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,094.0	$1,051.6	$3,305.9	$3,197.1
Retail Branding and Information Solutions	391.4	376.5	1,193.7	1,127.5
Other specialty converting businesses	19.5	18.9	56.5	55.8
Net sales to unaffiliated customers	$1,504.9	$1,447.0	$4,556.1	$4,380.4
Intersegment sales
Pressure-sensitive Materials	$15.6	$15.4	$48.6	$46.4
Retail Branding and Information Solutions	.9	1.1	2.0	2.8
Other specialty converting businesses	.3	.3	1.2	.6
Intersegment sales	$16.8	$16.8	$51.8	$49.8
Income from continuing operations before taxes
Pressure-sensitive Materials	$111.7	$84.4	$334.1	$278.5
Retail Branding and Information Solutions	12.5	12.9	50.7	41.7
Other specialty converting businesses	(.7)	(5.1)	(6.2)	(11.7)
Corporate expense	(32.7)	(19.7)	(70.2)	(63.2)
Interest expense	(16.0)	(18.0)	(43.0)	(54.9)
Income from continuing operations before taxes	$74.8	$54.5	$265.4	$190.4
Other expense, net by reportable segment and other businesses
Pressure-sensitive Materials	$3.4	$13.5	$8.7	$23.7
Retail Branding and Information Solutions	10.5	5.5	19.5	11.4
Other specialty converting businesses	.1	2.2	.1	2.8
Corporate	11.7	.7	4.6	2.8
Other expense, net	$25.7	$21.9	$32.9	$40.7
Other expense, net by type
Restructuring costs:
Severance and related costs	$8.7	$17.6	$20.9	$33.1
Asset impairment charges and lease and other contract cancellation costs	8.0	1.5	11.7	3.4
Other items:
Charitable contribution to Avery Dennison Foundation	10.0	–	10.0	–
Gain on sale of assets	(.5)	–	(12.7)	–
Gain on sale of product line	–	–	–	(.6)
Gain from curtailment of pension obligation	(1.6)	–	(1.6)	–
Product line exits	–	2.1	–	2.1
Legal settlement	–	–	2.5	–
Divestiture-related costs (1)	1.1	.7	2.1	2.7
Other expense, net	$25.7	$21.9	$32.9	$40.7

(1) Represents the portion in continuing operations.

Avery Dennison Corporation

Note 17.  Recent Accounting Requirements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013.  We do not anticipate that adoption of this guidance will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustments into net income when a parent company either (i) sells a part or all of its investment in a foreign entity or (ii) no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013.  We do not anticipate that adoption of this guidance will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

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

•                  Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sale of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments, plus discretionary contributions to pension plans and charitable contribution to Avery Dennison Foundation utilizing proceeds from divestitures.  Free cash flow excludes uses of cash that do not directly or immediately support the underlying business, such as discretionary debt reductions, dividends, share repurchases, and certain effects of acquisitions and divestitures (cash flow from discontinued operations, taxes, transaction costs, etc.)

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Divestitures

On January 29, 2013, we entered into an agreement to sell our Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses to CCL Industries Inc. (“CCL”).  On July 1, 2013, we completed the sale for a total purchase price of $500 million ($484 million net of cash provided) and entered into an amendment to the purchase agreement, which, among other things, increased the target net working capital amount and amended provisions related to employee matters and indemnification.We continue to be subject to certain indemnification provisions under the terms of the purchase agreement. In addition, the tax liability associated with the loss on sale is subject to completion of tax return filings in the jurisdictions where the OCP and DES businesses operated.

Included in the loss on sale, net of tax, were $2.7 million of additional proceeds related to certain post-closing adjustments and $5.5 million of selling costs, both of which were settled in October 2013.

Sales

Our sales increased 4% in both the third quarter and first nine months of 2013 compared to the same periods last year.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Estimated change in sales due to
Organic sales change	4%	6%	4%	3%
Foreign currency translation	1	(7)	–	(4)
Reported sales change (1)	4%	(1)%	4%	(1)%

(1) Totals may not sum due to rounding and other factors.

Income from Continuing Operations

Income from continuing operations increased approximately $26 million and $70 million in the third quarter and first nine months of 2013, respectively, compared to the same periods last year.  Major factors affecting changes in income from continuing operations in the first nine months of 2013 compared to the same period last year included:

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

Cost Reduction Actions

2012 Program

During the nine months ended September 28, 2013, we recorded $32.6 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 1,120 positions, lease and other contract cancellation costs, and asset impairment charges.

In 2012, we recorded $57.7 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 1,060 positions, lease cancellation costs, and asset impairment charges.

As of the end of the third quarter of 2013, implemented actions related to our 2012 Program were expected to yield approximately $110 million in annualized savings.  We realized $20 million of these savings in 2012, and we expect the majority of the remainder of these savings to be realized in 2013.

Avery Dennison Corporation

We expect to incur approximately $20 million in restructuring costs, net of gain on sale of assets, related to our 2012 Program in 2013.  In the fourth quarter of 2013, restructuring costs are expected to be offset by gains on sales of assets.  We expect to complete this program in 2013.

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for further information.

Free Cash Flow

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net cash provided by operating activities	$95.7	$214.1
Purchases of property, plant and equipment	(79.1)	(60.8)
Purchases of software and other deferred charges	(34.6)	(35.9)
Proceeds from sale of property, plant and equipment	30.8	3.9
Sales of investments, net	.6	4.6
Plus: charitable contribution to Avery Dennison Foundation utilizing proceeds from divestitures	10.0	–
Plus (minus): net divestiture-related payments and free cash outflow (inflow) from discontinued operations	81.8	(23.4)
Free cash flow	$105.2	$102.5

Free cash flow in the first nine months of 2013 was comparable to the same period last year.  Free cash flow during 2013 reflected higher operating income and lower pension contributions, offset by lower incentive compensation paid in 2012 for the 2011 performance year and inventory build to support higher sales. See “Analysis of Results of Operations” and “Liquidity” below for more information.

2013 Outlook

Certain factors that we believe may contribute to results for 2013 are listed below:

•      We expect sales on an organic basis to increase 3.5% to 4% compared to 2012.

•      We expect earnings from continuing operations to increase compared to 2012.

•      We expect total contributions to our pension plans to be approximately $110 million, including $50 million of supplemental contributions we made in October 2013 utilizing net proceeds from divestitures.

•      We estimate restructuring costs and other items, including gain on sale of assets, of approximately $30 million.

•      We expect our full year tax rate to exceed the nine months year-to-date tax rate.

•      We anticipate our capital and software expenditures to be approximately $175 million.

•      We expect interest expense to be approximately $60 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

Income from Continuing Operations Before Taxes

	Three Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net sales	$1,504.9	$1,447.0
Cost of products sold	1,102.7	1,066.0
Gross profit	402.2	381.0
Marketing, general and administrative expense	285.7	286.6
Interest expense	16.0	18.0
Other expense, net	25.7	21.9
Income from continuing operations before taxes	$74.8	$54.5
As a Percent of Net Sales:
Gross profit	26.7%	26.3%
Marketing, general and administrative expense	19.0	19.8
Income from continuing operations before taxes	7.7	6.5

Net Sales

Sales increased approximately 4% in the third quarter of 2013 compared to the same period last year on both a reported and organic basis, primarily due to higher volume.

Refer to “Results of Operations by Reportable Segment for the Third Quarter” for further information.

Gross Profit Margin

Gross profit margin for the third quarter of 2013 improved compared to the same period last year, primarily reflecting benefits from productivity initiatives, including restructuring savings, and higher volume, partially offset by changes in product mix and higher employee-related costs. The net impactof pricing and changes in raw material input costs was modest as commodity costs were relatively stable during the period.

Marketing, General and Administrative Expense

The decrease in marketing, general and administrative expense in the third quarter of 2013 compared to the same period last year was primarily due to savings from restructuring, partially offset by higher employee-related costs.

Other Expense, net

	Three Months Ended
(In millions)	September 28, 2013	September 29, 2012
Other expense, net by type
Restructuring costs:
Severance and related costs	$8.7	$17.6
Asset impairment charges and lease and other contract cancellation costs	8.0	1.5
Other items:
Charitable contribution to Avery Dennison Foundation	10.0	–
Gain on sale of assets	(.5)	–
Gain from curtailment of pension obligation	(1.6)	–
Product line exits	–	2.1
Divestiture-related costs (1)	1.1	.7
Other expense, net	$25.7	$21.9

(1) Represents the portion in continuing operations.

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information on costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	September 28, 2013	September 29, 2012
Income from continuing operations before taxes	$74.8	$54.5
Provision for income taxes	12.8	18.6
Income from continuing operations	$62.0	$35.9
(Loss) income from discontinued operations, net of tax	(15.5)	22.4
Net income	$46.5	$58.3
Net income per common share	$.47	$.58
Net income per common share, assuming dilution	$.47	$.57

Net income as a percent of sales	3.1%	4.0%

Percent change (as compared to the same period in prior year) in:
Net income	(20.2)%	N/A	(1)
Net income per common share	(19.0)%	N/A	(1)
Net income per common share, assuming dilution	(17.5)%	N/A	(1)

(1) Not available because 2011 quarterly results were not restated to reflect the classification of the DES business as discontinued operations.

Provision for Income Taxes

The effective tax rate for continuing operations was 17.1% and 34.1% for the three months ended September 28, 2013 and September 29, 2012, respectively.  The effective tax rate for the three months ended September 28, 2013 benefited $4.1 million from favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world as well as $1.3 million from effective settlement of uncertain tax positions.  The effective tax rate reflected a discrete tax benefit of $4.9 million related to adjustments to domestic income taxes and a $2.9 million benefit from effective settlement of uncertain tax positions.   For the three months ended September 29, 2012, the effective tax rate included discrete tax expense of $3.9 million for adjustments to domestic income taxes and increases in certain tax reserves.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements, the recognition of discrete events and the timing of repatriation of earnings.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials Segment

	Three Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net sales including intersegment sales	$1,109.6	$1,067.0
Less intersegment sales	(15.6)	(15.4)
Net sales	$1,094.0	$1,051.6
Operating income (1)	111.7	84.4
(1) Included costs associated with restructuring in both years	$3.4	$13.5

Net Sales

Sales in our Pressure-sensitive Materials segment grew 4% in the third quarter of 2013 compared to the same period last year on both a reported and organic basis, primarily due to higher volume.

On an organic basis, sales in the three months ended September 28, 2013 increased at an upper single digit rate in emerging markets and a mid-single digit rate in Western Europe. On an organic basis, sales in the three months ended September 28, 2013 were relatively flat in North America.

In our label and packaging materials business, sales on an organic basis increased at a low-single digit rate in the three months ended September 28, 2013.  Combined sales on an organic basis for our graphics, reflective, and performance tapes businesses increased at a mid-single digit rate in the three months ended September 28, 2013.

Avery Dennison Corporation

Operating Income

Higher operating income in the three months ended September 28, 2013 primarily reflected the benefits from productivity initiatives, including restructuring savings, and lower restructuring costs.  The benefit from higher volume was offset by the impact of changes in product mix.  The net impact of pricing and changes in raw material input costs was modest as commodity costs were relatively stable during the period.

Retail Branding and Information Solutions Segment

	Three Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net sales including intersegment sales	$392.3	$377.6
Less intersegment sales	(.9)	(1.1)
Net sales	$391.4	$376.5
Operating income (1)	12.5	12.9
(1) Included costs associated with restructuring in both years, partially offset by gain from curtailment of pension obligation in 2013, and gain from sale of assets in 2013	$10.5	$5.5

Net Sales

Sales in our Retail Branding and Information Solutions segment increased 4% in the third quarter of 2013 compared to the same period last year on both a reported and organic basis, due to higher volume as a result of increased demand from European retailers and brands.

Operating Income

Lower operating income in the three months ended September 28, 2013 primarily reflected higher employee-related and restructuring costs, partially offset by benefits from productivity initiatives, including restructuring savings, and higher volume.

Other specialty converting businesses

	Three Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net sales including intersegment sales	$19.8	$19.2
Less intersegment sales	(.3)	(.3)
Net sales	$19.5	$18.9
Operating loss (1)	(.7)	(5.1)
(1) Included costs associated with restructuring in both years, and product line exits in 2012	$.1	$2.2

Net Sales

Sales in our other specialty converting businesses increased 3% in the third quarter of 2013 compared to the same period last year, due to higher sales on an organic basis and the favorable impact of currency translation, partially offset by the impact of a prior-year product line divestiture. On an organic basis, sales grew 5% due to higher volume.

Operating Loss

Lower operating loss in the three months ended September 28, 2013 primarily reflected the impact of prior year costs for product line exits, contributions from a business partner for development of a new product, and benefits from productivity initiatives.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

Income from Continuing Operations Before Taxes

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net sales	$4,556.1	$4,380.4
Cost of products sold	3,334.7	3,234.2
Gross profit	1,221.4	1,146.2
Marketing, general and administrative expense	880.1	860.2
Interest expense	43.0	54.9
Other expense, net	32.9	40.7
Income from continuing operations before taxes	$265.4	$190.4
As a Percent of Net Sales:
Gross profit	26.8%	26.2%
Marketing, general and administrative expense	19.3	19.6
Income from continuing operations before taxes	7.5	6.5

Net Sales

Sales increased approximately 4% in the first nine months of 2013 compared to the same period last year on both a reported and organic basis, primarily due to higher volume.

Refer to “Results of Operations by Reportable Segment for the Nine Months Year-to-Date” for further information.

Gross Profit Margin

Gross profit margin for the first nine months of 2013 improved compared to the same period last year, primarily reflecting benefits from productivity initiatives, including restructuring savings, and higher volume, partially offset by changes in product mix and higher employee-related costs.  The net impact of pricing and changes in raw material input costs was modest as commodity costs were relatively stable during the period.

Marketing, General and Administrative Expense

The increase in marketing, general and administrative expense in the first nine months of 2013 compared to the same period last year was primarily due to higher employee-related costs, partially offset by savings from restructuring.

Other Expense, net

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Other expense, net by type
Restructuring costs:
Severance and related costs	$20.9	$33.1
Asset impairment charges and lease and other contract cancellation costs	11.7	3.4
Other items:
Charitable contribution to Avery Dennison Foundation	10.0	–
Gain on sale of assets	(12.7)	–
Gain on sale of product line	–	(.6)
Gain from curtailment of pension obligation	(1.6)	–
Product line exits	–	2.1
Legal settlement	2.5	–
Divestiture-related costs (1)	2.1	2.7
Other expense, net	$32.9	$40.7

(1) Represents the portion in continuing operations.

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information on costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts)	September 28, 2013	September 29, 2012
Income from continuing operations before taxes	$265.4	$190.4
Provision for income taxes	65.8	60.8
Income from continuing operations	$199.6	$129.6
(Loss) income from discontinued operations, net of tax	(26.5)	36.8
Net income	$173.1	$166.4
Net income per common share	$1.75	$1.61
Net income per common share, assuming dilution	$1.72	$1.60

Net income as a percent of sales	3.8%	3.8%

Percent change (as compared to the same period in prior year) in:
Net income	4.0%	N/A	(1)
Net income per common share	8.7%	N/A	(1)
Net income per common share, assuming dilution	7.5%	N/A	(1)

(1) Not available because 2011 quarterly results were not restated to reflect the classification of the DES business as discontinued operations.

Provision for Income Taxes

The effective tax rate for continuing operations was 24.8% and 31.9% for the nine months ended September 28, 2013 and September 29, 2012, respectively.  The effective tax rate for the nine months ended September 28, 2013 benefited $4.1 million from favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world as well as $1.3 million from effective settlement of uncertain tax positions.  The effective tax rate reflected discrete tax benefits of $13.8 million including a $4.9 million benefit for adjustments to domestic income taxes and $8.9 million of discrete tax benefits related primarily to changes in tax law, including a $4.2 million benefit attributable to the retroactive reinstatement of the federal research and development tax credit and a net $3.7 million benefit for revaluation of deferred tax balances due to changes in certain foreign statutory tax rates.  For the nine months ended September 29, 2012, the effective tax rate reflected a benefit from favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world and discrete tax expense of $3.9 million for adjustments to domestic income taxes and increases in certain tax reserves.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Our effective tax rate can potentially have wide variances from quarter to quarter, resulting from interim reporting requirements, the recognition of discrete events and the timing of repatriation of earnings.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Operating incomerefers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials Segment

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net sales including intersegment sales	$3,354.5	$3,243.5
Less intersegment sales	(48.6)	(46.4)
Net sales	$3,305.9	$3,197.1
Operating income (1)	334.1	278.5
(1) Included costs associated with restructuring in both years, and gain on sale of product line in 2012	$8.7	$23.7

Net Sales

Sales in our Pressure-sensitive Materials segment grew 3% in the first nine months of 2013 compared to the same period last year, reflecting higher sales on an organic basis.  On an organic basis, sales grew 4% primarily due to higher volume.

On an organic basis, sales in the first nine months ended September 28, 2013 increased at a high-single digit rate in emerging markets, and at low-single digit rates in both Western Europe and North America.

Avery Dennison Corporation

In our label and packaging materials business, sales on an organic basis increased at a low-single digit rate in the nine months ended September 28, 2013.  Combined sales on an organic basis for our graphics, reflective, and performance tapes businesses increased at a low-single digit rate in the nine months ended September 28, 2013.

Operating Income

Higher operating income in the nine months ended September 28, 2013 primarily reflected the benefits from productivity initiatives, including restructuring savings, and lower restructuring costs, partially offset by higher employee-related costs.  The benefit from higher volume was offset by the impact of changes in product mix.  The net impact of pricing and changes in raw material input costs was modest as commodity costs were relatively stable during the period.

Retail Branding and Information Solutions Segment

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net sales including intersegment sales	$1195.7	$1,130.3
Less intersegment sales	(2.0)	(2.8)
Net sales	$1,193.7	$1,127.5
Operating income (1)	50.7	41.7
(1) Included costs associated with restructuring in both years, partially offset bygain from curtailment of pension obligation in 2013, and gain on sale of assets in 2013	$19.5	$11.4

Net Sales

Sales in our Retail Branding and Information Solutions segment increased 6% in the first nine months of 2013 compared to the same period last year on both a reported and organic basis, primarily due to higher volume as a result of increased demand from U.S. and European retailers and brands.

Operating Income

Higher operating income in the nine months ended September 28, 2013 primarily reflected the benefits from productivity initiatives, including restructuring savings, and higher volume, partially offset by higher employee-related and restructuring costs.

Other specialty converting businesses

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net sales including intersegment sales	$57.7	$56.4
Less intersegment sales	(1.2)	(.6)
Net sales	$56.5	$55.8
Operating loss (1)	(6.2)	(11.7)
(1) Included costs associated with restructuring in both years, and product line exits in 2012.	$.1	$2.8

Net Sales

Sales in our other specialty converting businesses in the first nine months of 2013 were comparable to the same period last year, reflecting higher sales on an organic basis, partially offset by the impact of a prior-year product line divestiture.  On an organic basis, sales grew 8% primarily due to higher volume.

Operating Loss

Lower operating loss in the nine months ended September 28, 2013 primarily reflected the impact of prior year costs for product line exits, higher volume, benefits from productivity initiatives, including restructuring savings, contributions from a business partner for development of a new product, and lower restructuring costs, partially offset by higher employee-related costs.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net income	$173.1	$166.4
Depreciation and amortization	155.7	164.1
Provision for doubtful accounts and sales returns	14.1	16.7
Gain on sale of businesses	(52.2)	–
Asset impairment and net (gain) loss on sale/disposal of assets	(5.6)	7.6
Stock-based compensation	25.4	30.7
Other non-cash items, net	27.3	32.3
Changes in assets and liabilities and other adjustments	(242.1)	(203.7)
Net cash provided by operating activities	$95.7	$214.1

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the nine months ended September 28, 2013, cash flow provided by operating activities decreased compared to the same period last year primarily due to lower cash flow from the OCP and DES businesses, inventory build to support higher sales and a charitable contribution to the Avery Dennison Foundation, partially offset by lower incentive compensation paid in 2012 for the 2011 performance year and lower pension contributions.

Cash Flow from (for) Investing Activities

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Purchases of property, plant and equipment	$(79.1)	$(60.8)
Purchases of software and other deferred charges	(34.6)	(35.9)
Proceeds from sale of product line	–	.8
Proceeds from sale of property and equipment	30.8	3.9
Sales of investments, net	.6	4.6
Proceeds from sale of businesses, net of cash provided	484.0	–
Other	.8	–
Net cash provided by (used in) investing activities	$402.5	$(87.4)

Capital and Software Spending

During the nine months ended September 28, 2013 and September 29, 2012, we invested in new equipment primarily in Asia, the U.S. and Europe.

During the nine months ended September 28, 2013, information technology investments primarily included standardization initiatives.  During the nine months ended September 29, 2012, information technology investments included customer service and standardization initiatives.

Proceeds from Sale of Property and Equipment

In March 2013, we entered into an agreement to sell the property and equipment of our corporate headquarters in Pasadena, California for approximately $20 million.  In April 2013, we completed the sale and recognized a pre-tax gain of $10.9 million in “Other expense, net” in the unaudited Consolidated Statements of Income.  In conjunction with the sale, we entered into a short-term leaseback arrangement with the buyer.  The initial term of the lease is nine months with two optional three-month extensions.  Refer to Note 15, “Commitments and Contingencies,” in the unaudited Condensed Consolidated Financial Statements for information regarding the lease of our new corporate headquarters.

Proceeds from Sale of Businesses, Net of Cash Provided

We received $484 million net of cash provided from the sale of our OCP and DES businesses, which, when offset by approximately $82 million of estimated net cash used in the OCP and DES businesses and divestiture-related payments, results in our estimate of net proceeds of approximately $402 million.

Avery Dennison Corporation

Cash Flow for Financing Activities

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net change in borrowings and payments of debt	$(398.3)	$195.4
Additional borrowings (maturities longer than 90 days)	250.0	–
Payments of debt (maturities longer than 90 days)	(1.4)	(1.4)
Dividends paid	(84.1)	(83.5)
Share repurchases	(223.8)	(228.2)
Proceeds from exercise of stock options, net	40.2	5.6
Other	(8.7)	(2.3)
Net cash used in financing activities	$(426.1)	$(114.4)

Borrowings and Repayment of Debt

During the nine months ended September 28, 2013, our commercial paper borrowings were used to fund share repurchase activity given the seasonality of our cash flow during the year.  A portion of these borrowings was repaid using the net proceeds from the sale of OCP and DES businesses as well as from the $250 million issuance of senior notes discussed below.  Refer to “Share Repurchases” below for more information.  As of September 28, 2013, we had no outstanding commercial paper borrowings.

In April 2013, we issued $250 million of senior notes, due April 2023.  The notes bear an interest rate of 3.35% per year, payable semiannually in arrears.  The net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $247.5 million and were used to repay a portion of the indebtedness outstanding under our commercial paper program during the second quarter of 2013.

Dividend Payments

Our dividend per share was $.85 in the first nine months of 2013 compared to $.81 per share in the same period in the prior year.

On April 25, 2013, we increased our quarterly dividend to $.29 per share, representing a 7% increase from our previous quarterly dividend of $.27 per share.

Share Repurchases

During the nine months ended September 28, 2013, we repurchased approximately 5.2 million shares of our common stock at an aggregate cost of $223.8 million.

On July 25, 2013, our Board of Directors authorized the repurchase of additional shares of our common stock in the aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases).  This authorization will remain in effect until shares equaling $400 million have been repurchased.

On July 26, 2012, our Board of Directors authorized the repurchase of shares of our common stock in the total aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases).  This authorization will remain in effect until shares equaling $400 million have been repurchased.

As of September 28, 2013, shares of our common stock in the aggregate amount of approximately $515 million remained authorized for repurchase under these Board authorizations.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the nine months ended September 28, 2013, goodwill decreased by approximately $10 million to $755 million, which reflected the impacts of foreign currency translation ($6 million) and the sale of the OCP and DES businesses ($4 million).

In the nine months ended September 28, 2013, other intangibles resulting from business acquisitions, net, decreased by $22 million to $103 million, which reflected amortization expense ($21 million) and the impact of foreign currency translation ($1 million).

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the nine months ended September 28, 2013, other assets increased by approximately $18 million to $475 million, which primarily reflected an increase in software and other deferred charges, net of amortization expense ($7 million), an increase in the cash surrender value of corporate-owned life insurance ($11 million), and the capitalization of financing costs related to the issuance of the senior notes discussed above ($2 million).

Avery Dennison Corporation

Shareholders’ Equity Accounts

In the nine months ended September 28, 2013, our shareholders’ equity decreased by $7 million to $1.57 billion, which reflected the effect of stock repurchases, dividend payments, and the unfavorable impact of foreign currency translation.  These decreases were partially offset by net income and the positive impact on “Accumulated other comprehensive loss” associated with the remeasurement of our pension and postretirement health and welfare plans resulting from the sale of the OCP and DES businesses and the higher discount rate that was in effect at the time of the sale.

In the nine months ended September 28, 2013, the balance of our treasury stock increased by approximately $143 million to $1.12 billion, which reflected share repurchase activity ($224 million), partially offset by the use of treasury shares to settle exercises of stock options and vesting of restricted stock units and performance units ($65 million), and the funding of our contributions to our U.S. defined contribution plan ($16 million).

Impact of Foreign Currency Translation

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Change in net sales	$4	$(179)
Change in income from continuing operations	3	(10)

International operations generated approximately 74% of our net sales during the nine months ended September 28, 2013.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The effect of foreign currency translation on net sales in the first nine months of 2013 compared to the same period last year primarily reflected the favorable impact from sales in the European Union and China, partially offset by the unfavorable impact from sales in Brazil.

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

Working Capital (Deficit) and Operational Working Capital Ratios

Working capital (deficit) (current assets minus current liabilities and net assets held for sale), as a percent of annualized net sales, increased in the first nine months of 2013 compared to the same period last year, primarily due to a decrease in short-term and current portion of long-term debt, as well as an increase in cash and cash equivalents and net trade accounts receivable.

Operational working capital, as a percent of annualized net sales, is reconciled with working capital (deficit) below.  Our objective is to minimize our investment in operational working capital, as a percentage of sales, to maximize cash flow and return on investment.

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
(A) Working capital (deficit)	$585.2	$(33.0)
Reconciling items:
Cash and cash equivalents	(309.6)	(190.7)
Current deferred and refundable income taxes and other current assets	(262.2)	(249.1)
Short-term borrowings and current portion of long-term debt and capital leases	114.8	674.4
Current deferred and payable income taxes and other current liabilities	625.2	555.6
(B) Operational working capital	$753.4	$757.2
(C) Annualized net sales (year-to-date sales, divided by three and multiplied by four)	$6,074.8	$6,004.5 (1)
Working capital (deficit), as a percent of annualized net sales (A) ÷ (C)	9.6%	(0.6)%
Operational working capital, as a percent of annualized net sales (B) ÷ (C)	12.4%	12.6%

(1) Annualized net sales for 2012 were not restated to reflect the classification of the DES business as discontinued operations.

Avery Dennison Corporation

As a percent of annualized sales, operational working capital for the first nine months of 2013 decreased compared to the same period in the prior year.  The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 61 days in the first nine months of 2013 compared to 60 days in the first nine months of 2012, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months of 2013 and 2012, respectively.  The increase in the current year average number of days sales outstanding reflected the timing of collection, partially offset by the effect of discontinued operations which decreased the average number of days sales outstanding by approximately one day.

Inventory Ratio

Average inventory turnover was 8.6 in the first nine months of 2013 compared to 8.5 in the first nine months of 2012, calculated using the annualized cost of sales (cost of sales for the first nine months divided by three and multiplied by four) divided by the three-quarter average inventory balance for the first nine months of 2013 and 2012, respectively.  The increase in the average inventory turnover from the prior year primarily reflected our continued focus on inventory management.

Accounts Payable Ratio

The average number of days payable outstanding was 68 days in the first nine months of 2013 compared to 64 days in the first nine months of 2012, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months of 2013 and 2012, respectively.  The increase in the current year average number of days payable outstanding was primarily due to the impact of extensions in payment terms with suppliers and the timing of inventory purchases, partially offset by the effect of discontinued operations which reduced the average number of days payable outstanding by approximately two days.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At September 28, 2013, we had cash and cash equivalents of approximately $310 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At September 28, 2013, the majority of our cash and cash equivalents were held by our foreign subsidiaries.  Our policy is to indefinitely reinvest the majority of the earnings of our foreign subsidiaries.  To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating certain foreign earnings.  However, if we were to repatriate foreign earnings, we may be subject to additional taxes in the U.S.

Our $675 million revolving credit facility (the “Revolver”), which supports our commercial paper program, matures on December 22, 2016.  Based upon our current outlook for our business and market conditions, we believe that the Revolver, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, would, if necessary, provide sufficient liquidity to fund our operations during the next twelve months.  As of September 28, 2013, there was no balance outstanding under the Revolver.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt decreased by approximately $157 million from $1.22 billion at year-end 2012 to $1.06 billion at September 28, 2013, primarily reflecting the repayment of commercial paper borrowings using the proceeds from the sale of OCP and DES businesses and the seasonality of our cash flow during the year.

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

During the third quarter of 2013, we began a phased implementation of a new financial system, primarily for our North American and European pressure-sensitive materials businesses, medical solutions business and our corporate accounting function.  At the same time, we commenced a phased outsourcing of transaction processing and accounting activities to a new third-party service provider. As part of the transition process, we reviewed the related internal controls and determined that the design of the controls surrounding these processes satisfied our control objectives.  Where appropriate, we made changes to affected internal controls and are in the process of testing their operating effectiveness.  We are performing the implementation in the ordinary course of business to increase efficiency and we expect to continue the implementation over the next several quarters.

Except for these changes, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities in the three fiscal months of the third quarter of 2013 are listed in the following table.

(Dollars in millions, except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
June 30, 2013 – July 27, 2013	562.5	$44.16	562.5
July 28, 2013 – August 24, 2013	430.0	$44.85	430.0
August 25, 2013 – September 28, 2013	703.5	$43.81	703.5
Total	1,696.0	$44.19	1,696.0	$514.5

On July 25, 2013, our Board of Directors authorized the repurchase of additional shares of our common stock in the aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases).  This authorization will remain in effect until shares equaling $400 million have been repurchased.

Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Avery Dennison Corporation

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 2.1

Amendment to purchase agreement, dated as of July 1, 2013, by and between Avery Dennison Corporation, a Delaware corporation, and CCL Industries Inc., a corporation organized under the laws of Canada (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 1, 2013)

Exhibit 10.1*	Letter Agreement with D.A. Nolan regarding international assignment
Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

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

November 4, 2013