Form 10-K
period 2013-12-28
Avery Dennison Corp
filed 2014-02-26
CIK 8818

Use these links to rapidly review the document

AVERY DENNISON CORPORATION

2013 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

Commission file number 1-7685

AVERY DENNISON CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-1492269
(State of Incorporation)	(I.R.S. Employer Identification No.)
207 Goode Avenue Glendale, California (Address of Principal Executive Offices)	91203 (Zip Code)

Registrant's telephone number, including area code:
(626) 304-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

         The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 29, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $4,184,795,586.

         Number of shares of common stock, $1 par value, outstanding as of February 22, 2014, the end of the registrant's most recent fiscal month: 95,999,669.

         The following documents are incorporated by reference into the Parts of this Form 10-K below indicated:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended December 28, 2013	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 24, 2014	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2013 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    BUSINESS

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

Business Overview and Reportable Segments

        Our businesses include the production of pressure-sensitive materials and a variety of tickets, tags, labels and other converted products. Some pressure-sensitive materials are sold to label printers and converters that "convert" the materials into labels and other products through embossing, printing, stamping and die-cutting. Some are sold by us in converted form as tapes and reflective sheeting. We also manufacture and sell a variety of other converted products and items not involving pressure-sensitive components, such as fasteners, tickets, tags, radio-frequency identification ("RFID") inlays and tags, and imprinting equipment and related services, which we market to retailers and apparel manufacturers and brand owners.

        Our reportable segments in 2013 were:

  •
  Pressure-sensitive Materials ("PSM"); and

  •
  Retail Branding and Information Solutions ("RBIS").

        In addition to our reportable segments, our other specialty converting businesses category is comprised of Vancive Medical Technologies™ ("Vancive"), a producer of medical products and solutions.

        On January 29, 2013, we entered into an agreement to sell our Office and Consumer Products (OCP) and Designed and Engineered Solutions (DES) businesses to CCL Industries Inc. ("CCL") for a total purchase price of $500 million. On July 1, 2013, we completed the sale and entered into an amendment to the purchase agreement, which, among other things, increased the target net working capital amount and amended provisions related to employee matters and indemnification. We continue to be subject to indemnification provisions, including for breaches of certain representations, warranties and covenants, under the terms of the purchase agreement. In addition, the tax liability associated with the sale is subject to completion of tax return filings in the jurisdictions where the OCP and DES businesses operated. The OCP and DES businesses are reported as discontinued operations in this Form 10-K. Prior to this divestiture, the OCP business was reported as a reportable segment and the DES business was included in our other specialty converting businesses.

        In 2013, the PSM and RBIS segments contributed approximately 73% and 26%, of our total sales, respectively.

        In 2013, international operations constituted a substantial majority of our business, representing approximately 75% of our sales. As of December 28, 2013, we operated approximately 180 manufacturing and distribution facilities worldwide, employed approximately 26,000 persons, and had operations in over 50 countries.

Pressure-sensitive Materials Segment

        Our PSM segment manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label and packaging materials, Avery Dennison®-brand graphics and graphic films, Avery Dennison®-brand reflective products, Avery Dennison®-brand tapes, and performance polymers (largely used to manufacture pressure-sensitive materials). The business of this segment tends not to be seasonal, except for certain outdoor graphics and reflective products and operations in Europe. Pressure-sensitive materials consist primarily of papers, plastic films, metal foils and fabrics, which are coated with company-developed and purchased adhesives, and then laminated with specially coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. These label and packaging materials are sold worldwide to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications in the home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits, and food market segments.

        A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by press-on contact. It generally consists of four layers: a face material, which may be paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces, which can also serve as the carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive, and the label or other face material is pressed or rolled into place.

        Because self-adhesive materials are easy to apply without the need for adhesive activation, the use of self-adhesive materials can provide cost savings compared with other materials that require heat- or moisture-activated adhesives. When used in package decoration applications, the visual appeal of self-adhesive materials helps foster increased sales of the product on which the materials are applied. Self-adhesive materials are also used to convey a variety of variable information, such as bar codes for mailing or weight and price information for packaged meats and other foods. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials in nearly every size, shape and color.

        Our graphics and reflective businesses sell a variety of films and other products to the architectural, commercial sign, digital printing, and other related market segments. We also sell durable cast and reflective films to the construction, automotive, and fleet transportation market segments; and reflective films for traffic and safety applications. We provide sign shops, commercial printers and designers a broad range of pressure-sensitive materials to enable the creation of impactful and informative brand and decorative graphics. We have an array of pressure-sensitive vinyl and specialty materials designed for digital imaging, screen printing and sign cutting applications.

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

        In the PSM segment, our larger competitors in our label and packaging materials business include Raflatac, a subsidiary of UPM-Kymmene Corporation; MacTac, a division of Bemis Company; Ritrama, Inc.; Flexcon Corporation, Inc.; and various regional firms. For graphics and reflective products, our largest competitors are 3M Company ("3M") and the Orafol Group. For performance tapes, our primary competitors include 3M, Tesa-SE, and Nitto Denko Corporation. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, relative size and scale of operations, ability to serve our customers with a broad line of quality products and service programs, distribution and brand strength, and development and commercialization of new products are among the more significant advantages in maintaining and further developing our competitive position.

Retail Branding and Information Solutions Segment

        Our RBIS segment designs, manufactures and sells a wide variety of branding and information solutions to retailers, brand owners, apparel manufacturers, distributors and industrial customers on a global basis. The business of this segment tends to be seasonal, with higher volume generally in advance of the spring, fall (back-to-school), and holiday shipping periods.

        The branding solutions of RBIS include creative services, brand embellishments, graphic tickets, tags, and labels, and sustainable packaging. RBIS information solutions include RFID-enabled inventory accuracy, visibility and loss prevention solutions; price ticketing and marking; care, content, and country of origin compliance solutions; and brand protection and security solutions.

        In the RBIS segment, our primary competitors include Checkpoint Systems, Inc., R-pac International Corporation, and SML Group Limited. We believe that our global distribution network, reliable service, product quality and consistency, and ability to serve our customers consistently wherever they manufacture with comprehensive solutions are the key advantages in maintaining and further developing our competitive position.

Other specialty converting businesses

        The other specialty converting businesses category consists of Vancive. This business manufactures an array of pressure-sensitive adhesive products for surgical, wound care, ostomy, and electromedical applications. These products are sold primarily to medical supply and device manufacturers and healthcare providers. Vancive continues to make advances, including the development of MetriaTM wearable sensors and BeneholdTM proprietary adhesive technology.

        Vancive competes with a variety of specialized medical products providers ranging from start-ups to multinational companies. We believe that entry of competitors into the medical solutions business is limited by capital and technical requirements. We believe that our ability to serve our customers with quality, cost-effective products and newly-developed and commercialized products are among the more significant factors in developing our competitive position.

Segment Financial Information

        Certain financial information on our reporting segments and other specialty converting businesses for fiscal years 2013, 2012, and 2011 appears in Note 13, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2013 Annual Report to Shareholders (our "2013 Annual Report") and is incorporated herein by reference.

Foreign Operations

        Certain financial information about our geographic areas for fiscal years 2013, 2012, and 2011 appears in Note 13, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2013 Annual Report and is incorporated herein by reference.

Working Capital

        Certain financial information about our working capital for fiscal years 2013, 2012, and 2011 appears in the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report and is incorporated herein by reference.

Research and Development

        Many of our current products are the result of our research and development efforts. Our research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with customers. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries. Additionally, we focus on research projects related to RFID in our RBIS segment and medical technologies in Vancive, for both of which we hold and license a number of patents.

        Our expenses for research and development were $96 million in 2013, $98.6 million in 2012, and $93.8 million in 2011.

Patents, Trademarks and Licenses

        The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, and Fasson. We believe these trademarks are significantly strong in the market segments in which our products compete.

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

Available Information

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after electronic filing with or furnishing to the SEC. We also make available on our website our (i) Amended and Restated Certificate of Incorporation, (ii) Amended and Restated Bylaws, (iii) Corporate Governance Guidelines, (iv) Code of Conduct, which applies to our directors, officers and employees, (v) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (vi) the charters of the Audit, Compensation and Executive Personnel, and Governance and Social Responsibility Committees of our Board of Directors, and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge in print to stockholders who request them by writing to: Corporate Secretary, Avery Dennison Corporation, 207 Goode Avenue, Glendale, California 91203.

Item 1A.    RISK FACTORS

        The risks described below are not exhaustive. Should these risks actually occur, our business, including our results of operations, cash flows and financial condition, could suffer, which might cause the value of our securities to decline. Our ability to attain our goals and objectives is materially dependent on numerous factors and risks, including but not limited to, the following:

The demand for our products is impacted by the effects of, and changes in, worldwide conditions, which could have a material adverse effect on our business.

        In 2013, approximately 75% of our sales were from international operations. We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign subsidiaries), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

        A decline in economic activity in the United States and other regions of the world could result in a material adverse effect on our business, including, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, significant volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates. Declines in economic conditions in the United States, Europe, and Asia could adversely affect our customers, suppliers and businesses similar to ours. These declines could result in a variety of negative effects, including lower revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles. A decline in economic conditions, including the ongoing macroeconomic challenges in the United States and Europe and the debt crisis in certain countries in the European Union, could also have other material adverse effects on our business. In addition, uncertainty regarding the stability of global credit and financial markets and widespread financial and business disruptions caused by any future U.S. government shutdown or default by the U.S. on U.S. government obligations could cause significant volatility and disruption in the global and U.S. economies, which could adversely impact our business, including the availability and cost of supplies and materials and our ability to obtain financing at reasonable costs. We are not able to predict the duration and severity of adverse economic conditions in the U.S. and other countries.

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

        The pricing environment for raw materials used in our businesses could become challenging and volatile. Additionally, energy costs can be volatile and unpredictable. Inflationary and other increases in the costs of raw materials, labor and energy have occurred in the past, most recently in 2010 and 2011, and could recur. In addition, rules adopted by the SEC pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure concerning the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries ("Conflict Mineral Rules") could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering the minerals identified as "conflict free" is limited. Our performance depends in part on our ability to pass on cost increases for raw materials to customers by raising the selling prices for our products and improving productivity. Depending on market dynamics and the terms of customer contracts, our ability to recover these costs through increased pricing may be limited. Also, it is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. It is possible that any of our supplier relationships could be interrupted due to natural and other disasters or other events, or be terminated in the future. A disruption to our supply chain could adversely affect our sales and profitability, and any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business.

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

Foreign currency exchange rates, and fluctuations in those rates, may affect our business.

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

        Additionally, concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency could lead individual countries to revert, or threaten to revert, to their former local currencies, potentially dislocating the euro. If this were to occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued and the demand and pricing strategy for our products could be adversely impacted given the introduction of additional currencies. Furthermore, if it were to become necessary for us to conduct business in additional currencies, we could be subject to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

We have acquired companies and may continue to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and personnel.

        To grow our product lines and expand into new markets, we have made acquisitions in the past and may do so in the future. Various risks, uncertainties, and costs are associated with acquisitions. Effective integration of systems, controls, objectives, personnel, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve, and the results of integration actions are uncertain, particularly given our geographically dispersed organization. In addition, we may not be able to retain key personnel of an acquired company or successfully execute integration strategies and achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and those of the acquired company or companies may suffer due to uncertainty or diversion of management attention. There can be no assurance that any acquisitions will be successful and contribute to our profitability and we may not be able to identify new acquisition opportunities in the future.

Divestures of any of our businesses or product lines could have a material adverse effect on our business.

        We continually evaluate the performance of our businesses and may determine to sell a business or product line. For example, we completed the sale of our OCP and DES businesses in 2013. Divestures may result in significant write-offs or impairments of assets, including goodwill and other intangible assets. Divestitures may involve additional risks, including separation of operations, products and personnel, diversion of management attention, disruption to our other businesses and loss of key employees. We may not successfully manage these or other risks we may confront in divesting a business or product line, which could have a material adverse effect on our business.

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

        Our future effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation. There can be no assurance that these changes will not have a material adverse effect on our business.

The amount of various taxes we pay is subject to ongoing compliance requirements and audits by federal, state and foreign tax authorities.

        We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts, and circumstances existing at that time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may materially impact our effective tax rate and/or have a material effect on our business.

We have deferred tax assets that we may not be able to realize under certain circumstances.

        If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate and could have a material adverse effect on our future results. In addition, changes in statutory tax rates may change our deferred tax asset or liability balances, with either a favorable or unfavorable impact on our effective tax rate. The computation and assessment of realizability of our deferred tax assets may also be materially impacted by new legislation or regulations.

Potential tax liabilities and proposed changes in U.S. tax legislation could materially impact our business.

        Currently, approximately 75% of our sales are generated from customers located outside of the U.S., and a substantial portion of our assets and our employees are located outside of the U.S. We have not accrued income taxes and foreign withholding taxes on unrepatriated earnings for most non-U.S. subsidiaries, because we intend to indefinitely reinvest in the operations of those subsidiaries. Our results of operations and cash flows from operating activities may be materially and adversely affected if tax rules regarding unrepatriated earnings change, if changes in our domestic cash needs require us to repatriate foreign earnings for which no tax provisions have been made, or if the U.S. international tax rules change as part of comprehensive tax reform or other tax legislation.

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

        We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our worldwide divisions. Like other information technology systems, ours is susceptible to a number of factors including, but not limited to, damage or interruptions resulting from a variety of causes such as obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, or other malicious attacks and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. We have implemented certain measures to reduce our risk related to system and network disruptions, but if a disruption were to occur, we could incur significant losses and remediation costs.

        We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, assess the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems were compromised, our ability to conduct business could be impaired, we could lose profitable opportunities or the value of those opportunities could be diminished and we could lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees were misappropriated, our reputation with our customers and employees could be injured, resulting in loss of business or morale, and we could incur costs to compensate our customers and employees or pay fines or take other action with respect to judicial or regulatory actions arising out of any such incident.

        Additionally, we rely on services provided by third-party vendors for a significant portion of our information technology support, development and implementation, which makes our operations vulnerable to these vendors' failures to perform adequately or maintain effective internal controls.

Miscalculation of our infrastructure needs could adversely impact our business.

        Projected requirements of our infrastructure investments may differ from actual levels if our volume growth is not as we anticipate. Our infrastructure investments generally are long term in nature, and it is possible that these investments may not generate the expected return due to changes in the marketplace, failures to complete implementation, or other factors. Significant changes from our expected need for and/or returns on infrastructure investments could adversely affect our business.

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

        We manufacture most of our products, but we also occasionally use third-party manufacturers, for example, for specialty jobs or capacity overflow. Outsourced manufacturers reduce our ability to prevent product quality issues, late deliveries, customer dissatisfaction and compliance with customer requirements for labor standards. Because of possible quality issues and customer dissatisfaction, deficiencies in the performance of outsourced manufacturers could have a material adverse effect on our business.

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

        Our overall level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing. Higher debt levels could negatively impact our ability to meet other business needs and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates paid. A downgrade of our short-term credit ratings below our current levels could impact our ability to access the commercial paper markets and increase our borrowing costs. If our access to commercial paper markets were to become limited, our revolving credit facility and our other credit facilities would be available to meet our short-term funding requirements, if necessary. At December 28, 2013, our variable rate borrowings were $73.9 million. Fluctuations in interest rates can increase borrowing costs and have a material adverse impact on our business.

Our current and future debt covenants may limit our flexibility.

        Our credit facilities and the indentures governing our notes contain, and any future indebtedness of ours likely would contain, restrictive covenants that impose operating and financial restrictions on us. The restrictive covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to engage in certain business activities that may otherwise be in our best long-term interests.

Additional financings may dilute the holdings of our current shareholders.

        In order to provide capital for the operation of our business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of preferred or common stock, convertible debt securities and/or warrants. Any of these issuances could result in a material increase in the number of shares of common stock outstanding, which would dilute the ownership interests of existing common shareholders. In addition, any new securities could contain provisions, such as priorities on distributions and voting rights, that could materially and adversely affect the value of our existing common stock.

The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.

        We evaluate the assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans in consultation with outside actuaries. In the event that we were to determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or health care costs, our future pension and projected postretirement benefit expenses and funding requirements could increase or decrease. Because of changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations for each plan are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations. Future pension funding requirements, and the timing of funding payments, could also be affected by future legislation or regulation.

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

Our share price may be volatile.

        Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which has at times experienced substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including our financial performance on a standalone basis and relative to our peers and competitors, as well as market expectations for our future performance, the level of perceived growth of our industries, and other company-specific factors, can also materially impact our share price. There can be no assurance that our stock price will not be volatile in the future.

An impairment in the carrying value of goodwill could negatively impact our results of operations and net worth.

        Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment annually (or more frequently if impairment indicators are present). We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors. Goodwill valuations have been calculated primarily using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events could result in goodwill impairment charges in the future. Impairment charges could substantially affect our business in the periods of such charges.

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

        In addition, the new requirements set forth in the Conflict Mineral Rules required us to undertake due diligence efforts commencing in 2013 that we expect to continue in 2014, with initial disclosure requirements beginning in May 2014. We expect to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We have identified products in certain businesses in our RBIS segment and our other specialty converting businesses that include metals and minerals subject to the Conflict Mineral Rules. Our due diligence efforts to verify the origins of these metals and minerals are ongoing. Our reputation may be harmed if we are not able to sufficiently verify the origins for the minerals and metals used in our products through the due diligence procedures that we implement.

        There can be no assurance that any investigation or litigation outcome will be favorable.

We are required to comply with numerous environmental, health, and safety laws. The costs of complying with these laws could adversely impact our business.

        Due to the nature of our business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities, impact our production capabilities, limit our ability to sell, expand or acquire facilities, and generally impact our business. We have accrued liabilities for the environmental clean-up of certain sites, including sites for which governmental agencies have designated us as a potentially responsible party, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. See "Legal Proceedings" (Part I, Item 3). However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites and other sites that could be identified for cleanup in the future could be higher than the liabilities accrued.

We are required to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these laws and regulations could have a material adverse impact on our business.

        We are required to comply with the anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United

Kingdom's Bribery Act of 2010. Due to the international nature of our business, our failure to comply with these rules and regulations could expose us to liabilities.

Infringing intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property could harm our ability to compete or grow.

        Because our products involve complex technology and chemistry, we are involved from time to time in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. If we were held liable for infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products. There can be no assurance that licenses would be available on commercially reasonable terms or at all. The defense of these claims, whether or not meritorious, and the development of new technology could cause us to incur significant costs and divert the attention of management.

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

        We have obtained and applied for U.S. and foreign trademark registrations and patents, and will continue to evaluate whether to register additional trademarks and apply for patents as appropriate. We cannot guarantee that any of the pending applications will be approved by the applicable government authorities. Further, we cannot assure that the validity of our patents or our trademarks will not be challenged. In addition, third parties may be able to develop competing products using technology that avoids our patents.

Healthcare reform legislation could have a material adverse impact on our business.

        During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that could most significantly increase our healthcare costs in the near term include the removal of annual plan limits, the changes in rules regarding eligibility for dependents and the mandate that health plans cover 100% of preventative care. In addition, our healthcare costs could increase if the new legislation and accompanying regulations require us to cover more employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. Much of the cost of the enacted healthcare legislation is expected to occur in or after 2014 due to provisions of the legislation being phased in over time, and changes to our healthcare cost structure could have a material adverse impact on our business.

Item 1B.        UNRESOLVED STAFF COMMENTS

        None.

Item 2.        PROPERTIES

        As of December 28, 2013, we operated approximately 35 principal manufacturing facilities in excess of 100,000 square feet. The locations of these principal facilities and the reportable segments or businesses for which they presently are used are as follows:

Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield and Lowell, Indiana; Fairport Harbor, Mentor and Painesville, Ohio; and Quakertown, Pennsylvania
Foreign	Turnhout, Belgium; Vinhedo, Brazil; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; Hazerswoude, the Netherlands; and Cramlington, United Kingdom

Retail Branding and Information Solutions Segment

Domestic	Greensboro and Lenoir, North Carolina; and Miamisburg, Ohio
Foreign	Nansha, Panyu, Shenzen, and Suzhou, China; Sprockhovel, Germany; and Ancarano, Italy

Other specialty converting businesses

Domestic	None
Foreign	None

        In addition to the principal manufacturing facilities described above, our other principal facilities include our corporate headquarters in Glendale, California, and our divisional offices located in Westborough, Massachusetts; Mentor, Ohio; Kunshan, China; and Leiden, the Netherlands.

        We own all of the principal properties identified above, except for the facilities in Vinhedo, Brazil; Glendale, California; Panyu and Shenzen, China; Sprockhovel, Germany; Rodange, Luxembourg; Westborough, Massachusetts; Greensboro, North Carolina; and Mentor, Ohio, which are leased.

        We consider all our properties, whether owned or leased, suitable and adequate for our present needs. We generally expand production capacity as needed to meet increased demand. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks, subject to deductibles. We are not aware of any material defects in title to, or significant encumbrances on, our properties except for certain mortgage liens.

Item 3.        LEGAL PROCEEDINGS

        As of December 28, 2013, we have been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at ten waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed. We are participating with other PRPs at such sites and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

        We have accrued liabilities for sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate these sites could be higher than the liabilities accrued by us; however, we are unable to reasonably estimate a range of potential expenses. If information becomes available that allows us to reasonably estimate the range of potential expenses in an amount higher or lower than what we have accrued, we will adjust our environmental liabilities accordingly. In addition, we could identify additional sites for cleanup in the future. The range of expenses for remediation of any future-identified sites will be assessed as they arise; until then, a range of expenses for such remediation cannot be determined.

        As of December 28, 2013, our estimated accrued liability associated with environmental remediation was $29.6 million.

        In addition, we are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business. We have accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated. Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses. If information becomes available that allows us to reasonably estimate the range of potential expenses in an amount higher or lower than what we have accrued, we adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters will be assessed as they arise; until then, a range of potential expenses for such resolution cannot be determined. Based upon current information, we believe that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.

        See also Note 8, "Contingencies," in the Notes to Consolidated Financial Statements of our 2013 Annual Report, which is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The information called for by Item 201 of Regulation S-K appears under "Corporate Information — Stock and Dividend Data" in our 2013 Annual Report and is incorporated herein by reference. We did not sell any unregistered securities during the fourth quarter of 2013.

(b)
Not applicable.

(c)
Repurchases of Equity Securities by Issuer

        On July 25, 2013, our Board of Directors authorized the repurchase of additional shares of our common stock in the total aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases). This authorization will remain in effect until shares totaling $400 million have been repurchased.

        On July 26, 2012, our Board of Directors authorized the repurchase of additional shares of our common stock in the total aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases). This authorization will remain in effect until shares totaling $400 million have been repurchased.

        Repurchases by us or our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities in the three fiscal months of the fourth quarter of 2013 are listed in the following table.

(Dollars in millions; shares in thousands, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans

September 29, 2013 – October 26, 2013	644.3	$43.31	644.3
October 27, 2013 – November 23, 2013	396.8	46.90	396.8
November 24, 2013 – December 28, 2013	268.9	48.89	268.9

Total	1,310.0	$45.54	1,310.0	$455.0

        Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

Item 6.        SELECTED FINANCIAL DATA

        Selected financial data for each of our last five fiscal years appears under "Five-year Summary" in our 2013 Annual Report and is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information called for by this Item is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report and incorporated herein by reference.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item is contained under "Market-Sensitive Instruments and Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report and incorporated herein by reference.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this Item is contained in our 2013 Annual Report (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and incorporated herein by reference.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.        CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2013. (See Management's Report on Internal Control Over Financial Reporting in our 2013 Annual Report.)

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2013 Annual Report, which is incorporated herein by reference.

        Changes in Internal Control over Financial Reporting.    During the third quarter of 2013, we began a phased implementation of a new financial system, primarily for our North American and European pressure-sensitive materials businesses, medical solutions business and our corporate accounting function. At the same time, we commenced a phased outsourcing of transaction processing and accounting activities to a new third-party service provider. As part of the transition process, we reviewed the related internal controls and determined that the design of the controls surrounding these processes satisfied our control objectives. Where appropriate, we made changes to affected internal controls and are in the process of testing their operating effectiveness. We are performing the implementation in the ordinary course of business to increase efficiency and we expect to continue the implementation over the next several quarters. Except for these changes, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION

        None.

 PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 24, 2014, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report (our "2014 Proxy Statement"). The information concerning executive officers called for by this Item appears on the next page of this report. The information concerning any late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from our 2014 Proxy Statement.

        We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code"), which applies to our Chief Executive Officer, Chief Financial Officer, and Controller/Chief Accounting Officer. The Code is available on our investor website at www.investors.averydennison.com. We will satisfy disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code that applies to these officers disclosing the nature of such amendment or waiver on our website or in a current report on Form 8-K. Our Code of Conduct, which applies to our directors, officers and employees, is also available on our investor website. Our website address is not intended to function as a hyperlink, and the contents of the website are not a part of this Form 10-K, nor are they incorporated herein by reference.

        The information concerning our Audit Committee called for by this Item is incorporated by reference from our 2014 Proxy Statement.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

Name	Age	Served as Executive Officer since	Former Positions within Past Five Years/ Prior Offices with Avery Dennison
Dean A. Scarborough	58	August 1997	2005-2010	President and Chief Executive Officer
Chairman, President and			2000-2005	President and Chief Operating Officer
Chief Executive Officer
Mitchell R. Butier	42	March 2007	2007-2010	Vice President, Controller and Chief
Senior Vice President and				Accounting Officer
Chief Financial Officer			2004-2006	Vice President, Finance, Retail Branding and Information Solutions
Lori Bondar	53	June 2010	2008-2010	Vice President, Controller
Vice President, Controller
and Chief Accounting
Officer
Anne Hill	54	May 2007	2007-2011	Senior Vice President and Chief Human
Senior Vice President and				Resources Officer
Chief Human Resources
and Communications
Officer
Susan C. Miller	54	March 2008	2008-2009	Senior Vice President and General Counsel
Senior Vice President,			2007-2008	Vice President and General Counsel
General Counsel and			1998-2006	Assistant General Counsel
Secretary
Donald A. Nolan	53	March 2008		N/A
President, Materials Group
R. Shawn Neville	51	June 2009	2008-2009	Chief Executive Officer, Boathouse Sports
President, Retail Branding
and Information Solutions

(1)
Officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.

Item 11.        EXECUTIVE COMPENSATION

        The information called for by this Item is incorporated by reference from our 2014 Proxy Statement.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this Item is incorporated by reference from our 2014 Proxy Statement.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this Item is incorporated by reference from our 2014 Proxy Statement.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this Item is incorporated by reference from our 2014 Proxy Statement.

 PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)   Financial Statements, Financial Statement Schedule and Exhibits

          (1) (2) Financial statements and financial statement schedule filed as part of this report are listed on the accompanying Index to Financial Statements and Financial Statement Schedule.

          (3) Exhibits filed as a part of this report are listed on the accompanying Exhibit Index. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such on the Exhibit Index and incorporated herein by reference.

        (b)   The Exhibits required to be filed by Item 601 of Regulation S-K are set forth on the accompanying Exhibit Index and incorporated herein by reference.

        (c)   The financial statement schedules required by Regulation S-X, which are excluded from our 2013 Annual Report by Rule 14a-3(b)(1) and are required to be filed in this report, are set forth on the accompanying Index to Financial Statements and Financial Statement Schedule and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION
By:	/s/	Mitchell R. Butier
Mitchell R. Butier Senior Vice President and Chief Financial Officer

Dated: February 26, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	Chairman, President and Chief Executive Officer	February 26, 2014
/s/ Mitchell R. Butier Mitchell R. Butier	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2014
/s/ Lori J. Bondar Lori J. Bondar	Vice President and Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2014

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

Signature	Title	Date

/s/ Bradley A. Alford Bradley A. Alford	Director	February 26, 2014
/s/ Anthony K. Anderson Anthony K. Anderson	Director	February 26, 2014
/s/ Peter K. Barker Peter K. Barker	Director	February 26, 2014
/s/ Rolf L. Börjesson Rolf L. Börjesson	Director	February 26, 2014
/s/ John T. Cardis John T. Cardis	Director	February 26, 2014
/s/ Ken C. Hicks Ken C. Hicks	Director	February 26, 2014
/s/ Charles H. Noski Charles H. Noski	Director	February 26, 2014

Signature	Title	Date

/s/ David E. I. Pyott David E. I. Pyott	Director	February 26, 2014
/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 26, 2014
/s/ Julia A. Stewart Julia A. Stewart	Director	February 26, 2014
/s/ Martha N. Sullivan Martha N. Sullivan	Director	February 26, 2014

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULE

Data incorporated by reference from the attached portions of the 2013 Annual Report to Shareholders of Avery Dennison Corporation:

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012
Consolidated Statements of Income for 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for 2013, 2012 and 2011
Consolidated Statements of Shareholders' Equity for 2013, 2012 and 2011
Consolidated Statements of Cash Flows for 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

        Except for the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report that is expressly incorporated herein by reference, our 2013 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Avery Dennison Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2014 appearing in the 2013 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2014

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

	Balance at Beginning of Year	Net Additions Charged to Costs and Expenses	Deductions From Reserves(a)	Balance at End of Year
2013
Allowance for doubtful accounts	$31.1	$5.1	$(14.8)	$21.4
Allowance for sales returns	13.7	11.2	(14.7)	10.2
2012
Allowance for doubtful accounts	34.0	3.4	(6.3)	31.1
Allowance for sales returns	9.3	14.5	(10.1)	13.7
2011
Allowance for doubtful accounts	38.9	6.3	(11.2)	34.0
Allowance for sales returns	12.5	10.5	(13.7)	9.3

(a)
Deductions from reserves include currency translation adjustments for all periods, classification of OCP business balances (where applicable) to "held for sale" in 2011 and the sale of the DES business in 2013.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-191228 and 333-169954) and Form S-8 (File Nos. 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 33-107371, 333-107372, 333-109814, 333-124495, 333-143897, 333-152508, 333-166832, 333-166836, 333-166837, and 333-181221) of Avery Dennison Corporation of our report dated February 26, 2014 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 26, 2014 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2014

AVERY DENNISON CORPORATION

EXHIBIT INDEX
For the Year Ended December 28, 2013

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
2.1	Purchase Agreement, dated as of January 29, 2013, by and among CCL Industries, Inc. ("CCL"), a corporation organized under the laws of Canada, those subsidiaries of CCL to be designated pursuant to Section 5.8 thereof, Registrant, and those subsidiaries of Registrant listed in Annex A thereof	2.1	Current Report on Form 8-K, filed January 30, 2013
2.2	Amendment to Purchase Agreement, dated as of July 1, 2013, by and between Registrant and CCL	2.1	Current Report on Form 8-K, filed July 1, 2013
3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 28, 2011
3.1(ii)	Amended and Restated Bylaws, dated as of December 5, 2013	3.2	Current Report on Form 8-K, filed December 6, 2013
4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the "1991 Indenture")	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991
4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the "Supplemental Indenture")	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993
4.3	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series C" under the 1991 Indenture, as amended by the Supplemental Indenture	4.7	Current Report on Form 8-K, filed May 12, 1995
4.4	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series D" under the 1991 Indenture, as amended by the Supplemental Indenture	4.8	Current Report on Form 8-K, filed December 16, 1996

i

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
4.5	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee ("2001 Indenture")	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001
4.6	Officers' Certificate establishing two series of Securities entitled "4.875% Notes due 2013" and "6.000% Notes due 2033" under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003
4.7	4.875% Notes Due 2013	4.3	Current Report on Form 8-K, filed January 16, 2003
4.8	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003
4.9	Indenture, dated as of September 25, 2007, among Avery Dennison Office Products Company ("ADOPC"), Registrant and The Bank of New York Trust Company, N.A., as Trustee ("Bank of NY")	99.1	Current Report on Form 8-K, filed October 1, 2007
4.10	6.625% Guaranteed Notes due 2017	99.1	Current Report on Form 8-K, filed October 1, 2007
4.11	Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed November 20, 2007
4.12	First Supplemental Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3	Current Report on Form 8-K, filed November 20, 2007
4.13	Remarketing Agreement, dated as of September 27, 2010, between Registrant and the Remarketing Agent named therein	1.1	Current Report on Form 8-K, filed November 15, 2010
4.14	Second Supplemental Indenture, dated as of April 13, 2010, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 13, 2010
4.15	Form of 5.375% Senior Notes due 2020	4.3	Current Report on Form 8-K, filed April 13, 2010
4.16	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013
4.17	Form of 3.35% Senior Notes due 2023	4.3	Current Report on Form 8-K, filed April 8, 2013

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.1	Credit Agreement, dated as of February 8, 2008, among ADOPC, Registrant, Bank of America, N.A. and Banc of America Securities LLC and JP Morgan Securities Inc ("ADOPC Credit Agreement")	10.2	Quarterly Report on Form 10-Q, filed August 7, 2008
10.2	Second Amendment to ADOPC Credit Agreement	99.3	Current Report on Form 8-K, filed January 27, 2009
10.3	Second Amended and Restated Credit Agreement, dated as of December 22, 2011, by and among Registrant, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party thereto	10.2.2	Current Report on Form 8-K, filed December 23, 2011
10.4*	Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982
10.5*	Executive Group Life Insurance Plan	10.9	1982 Annual Report on Form 10-K, filed February 25, 1983
10.6*	Amended and Restated Supplemental Executive Retirement Plan ("SERP")	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.7*	Letter of Grant to D.A. Scarborough under SERP	10.11.2.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.8*	Letter Agreement with D.A. Scarborough regarding SERP benefits	10.11.2.1	Current Report on Form 8-K, filed December 15, 2010
10.9*	Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995
10.10*	Amended and Restated Retirement Plan for Directors	10.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003
10.11*	Amended and Restated Director Equity Plan ("Director Plan")	10.15.1	Current Report on Form 8-K, filed December 11, 2008
10.12*	Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004
10.13*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan ("EVDCP")	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995
10.14*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.15*	Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995
10.16*	Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan ("DVDCP")	10.18	1994 Annual Report on Form 10-K, filed March 30, 1995
10.17*	Amendment No. 1 to DVDCP	10.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.18*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011
10.19*	Amended and Restated Stock Option and Incentive Plan ("Equity Plan")	D	2012 Proxy Statement on Schedule 14A, filed March 9, 2012
10.20*	Forms of NQSO Agreement under Equity Plan	10.19.5	2007 Annual Report on Form 10-K, filed February 27, 2008
10.21*	Forms of Equity Awards under Equity Plan	10.19.6	Current Report on Form 8-K, filed April 30, 2008
10.22*	Forms of Equity Agreements under Equity Plan	10.10.19.9	Current Report on Form 8-K, filed December 11, 2008
10.23*	Additional Forms of Equity Agreements under Equity Plan	10.19.10	Current Report on Form 8-K/A, filed December 11, 2008
10.24*	Senior Executive Annual Incentive Plan	D	2009 Proxy Statement on Schedule 14A, filed March 12, 2009
10.25*	Complete Restatement and Amendment of Executive Deferred Retirement Plan ("EDRP")	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995
10.26*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.27*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002
10.28*	Executive Variable Deferred Retirement Plan, amended and restated ("EVDRP")	10.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004
10.29*	2004 EVDRP	4.1	Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003
10.30*	2005 EVDRP, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.31*	Benefits Restoration Plan, amended and restated ("BRP")	10.32.1	Current Report on Form 8-K/A, filed December 11, 2008
10.32*	First Amendment to BRP	10.32.1	2010 Annual Report on Form 10-K, filed March 1, 2011
10.33*	Amended and Restated Capital Accumulation Plan ("CAP")	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000
10.34*	Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000
10.35*	Key Executive Change of Control Severance Plan	10.35	Quarterly Report on Form 10-Q, filed May 10, 2011
10.36*	Executive Severance Plan	10.36	Quarterly Report on Form 10-Q, filed May 10, 2011
10.37*	Long-Term Incentive Unit Plan	10.43	2012 Annual Report on Form 10-K, filed February 27, 2013
10.38*†	Form of Restricted Stock Unit Agreement	N/A	N/A
10.39*†	Form of Performance Unit Agreement	N/A	N/A
10.40*†	Form of Market-Leveraged Stock Unit Agreement	N/A	N/A
10.41*†	Form of Long-Term Incentive Unit Agreement	N/A	N/A
10.42*†	Form of Performance Long-Term Incentive Unit Agreement	N/A	N/A
10.43*†	Form of Director Restricted Stock Unit Agreement	N/A	N/A
10.44	Purchase Agreement, dated as of December 21, 2011, by and among 3M Company, those subsidiaries of 3M to be designated pursuant to Section 5.8 thereof, Registrant, and those subsidiaries of Registrant listed on Annex A thereof	2.1	Current Report on Form 8-K, filed January 3, 2012
10.45	Agreement to Terminate Purchase Agreement,dated as of October 3, 2012, by and between Registrant and 3M Company	10.1	Current Report on Form 8-K, filed October 5, 2012
10.46*	Letter Agreement with D.A. Nolan regarding international assignment	10.1	Quarterly Report on Form 10-Q, filed November 4, 2013

v

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
12†	Computation of Ratio of Earnings to Fixed Charges	N/A	N/A
13†	Portions of Annual Report to Stockholders for fiscal year ended December 28, 2013	N/A	N/A
21†	List of Subsidiaries	N/A	N/A
23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (see page S-4)	N/A	N/A
24†	Power of Attorney (see Signatures — Power of Attorney)	N/A	N/A
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
101INS	XBRL Instance Filing	N/A	N/A
101SCH	XBRL Extension Schema Filing	N/A	N/A
101CAL	XBRL Extension Calculation Linkbase Filing	N/A	N/A
101LAB	XBRL Extension Label Linkbase Filing	N/A	N/A
101PRE	XBRL Extension Presentation Linkbase Filing	N/A	N/A
101DEF	XBRL Extension Definition Linkbase Filing	N/A	N/A

(1)
Unless otherwise noted, the File Number for all filings is File No. 1-7685.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

†
Filed herewith.