Form 10-Q
period 2014-03-29
Avery Dennison Corp
filed 2014-05-05
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014.

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission file number 1-7685

AVERY DENNISON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-1492269
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

207 Goode Avenue
Glendale, California	91203
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of $1 par value common stock outstanding as of April 26, 2014: 95,204,864.

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2014 FORM 10-Q QUARTERLY REPORT

SAFE HARBOR STATEMENT

The matters discussed in this Quarterly Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof, and other expressions that refer to future events and trends, identify forward-looking statements. These forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause our actual results to differ materially from the expected results, performance or achievements expressed or implied by such forward-looking statements.

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; the financial condition and inventory strategies of customers; changes in customer order patterns; worldwide and local economic conditions; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; fluctuations in currency exchange rates and other risks associated with foreign operations; integration of acquisitions and completion of potential dispositions; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; fluctuations in pension, insurance, and employee benefit costs; impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; changes in political conditions; impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)	March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$205.1	$351.6
Trade accounts receivable, less allowances of $33 and $31.6 at March 29, 2014 and December 28, 2013, respectively	1,086.2	1,016.5
Inventories, net	547.6	494.1
Current deferred and refundable income taxes	101.3	103.4
Assets held for sale	1.3	1.3
Other current assets	131.5	124.9
Total current assets	2,073.0	2,091.8
Property, plant and equipment	2,727.9	2,700.8
Accumulated depreciation	(1,808.9)	(1,778.3)
Property, plant and equipment, net	919.0	922.5
Goodwill	760.0	751.1
Other intangibles resulting from business acquisitions, net	89.7	96.0
Non-current deferred income taxes	261.6	263.4
Other assets	488.0	485.8
	$4,591.3	$4,610.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$167.9	$76.9
Accounts payable	887.3	889.5
Current deferred and payable income taxes	35.5	49.3
Other current liabilities	449.8	538.4
Total current liabilities	1,540.5	1,554.1
Long-term debt and capital leases	950.4	950.6
Long-term retirement benefits and other liabilities	469.1	476.4
Non-current deferred and payable income taxes	136.3	137.3
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at March 29, 2014 and December 28, 2013; issued – 124,126,624 shares at March 29, 2014 and December 28, 2013; outstanding – 95,734,525 shares and 96,178,411 shares at March 29, 2014 and December 28, 2013, respectively	124.1	124.1
Capital in excess of par value	803.9	812.3
Retained earnings	2,051.8	2,009.1
Treasury stock at cost, 28,392,099 shares and 27,948,213 shares at March 29, 2014 and December 28, 2013, respectively	(1,207.0)	(1,172.2)
Accumulated other comprehensive loss	(277.8)	(281.1)
Total shareholders’ equity	1,495.0	1,492.2
	$4,591.3	$4,610.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 29, 2014	March 30, 2013
Net sales	$1,550.1	$1,498.9
Cost of products sold	1,142.9	1,097.2
Gross profit	407.2	401.7
Marketing, general and administrative expense	296.7	300.9
Interest expense	15.4	12.2
Other expense, net	7.3	7.5
Income from continuing operations before taxes	87.8	81.1
Provision for income taxes	16.2	14.3
Income from continuing operations	71.6	66.8
Loss from discontinued operations, net of tax	(.4)	(9.0)
Net income	$71.2	$57.8
Per share amounts:
Net income (loss) per common share:
Continuing operations	$.74	$.67
Discontinued operations	–	(.09)
Net income per common share	$.74	$.58
Net income (loss) per common share, assuming dilution:
Continuing operations	$.73	$.66
Discontinued operations	–	(.09)
Net income per common share, assuming dilution	$.73	$.57
Dividends per common share	$.29	$.27
Average shares outstanding:
Common shares	96.1	100.1
Common shares, assuming dilution	98.0	101.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net income	$71.2	$57.8
Other comprehensive income (loss), before tax:
Foreign currency translation	(.9)	(18.0)
Pension and other postretirement benefits	5.5	6.1
Cash flow hedges	(.1)	.9
Other comprehensive income (loss), before tax	4.5	(11.0)
Income tax expense related to components of other comprehensive income (loss)	1.2	2.3
Other comprehensive income (loss), net of tax	3.3	(13.3)
Total comprehensive income, net of tax	$74.5	$44.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Operating Activities
Net income	$71.2	$57.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	33.6	35.0
Amortization	16.4	16.5
Provision for doubtful accounts and sales returns	7.3	5.5
Net loss from asset impairments and sale/disposal of assets	.8	.4
Stock-based compensation	6.0	9.2
Other non-cash expense and loss	11.8	14.7
Change in assets and liabilities and other adjustments	(255.1)	(204.8)
Net cash used in operating activities	(108.0)	(65.7)

Investing Activities
Purchases of property, plant and equipment	(38.7)	(22.0)
Purchases of software and other deferred charges	(8.9)	(7.8)
Proceeds from sale of property, plant and equipment	.1	.9
Sales of investments, net	.1	.1
Net cash used in investing activities	(47.4)	(28.8)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	90.4	135.1
Payments of debt (maturities longer than 90 days)	(.4)	(.3)
Dividends paid	(27.8)	(27.1)
Share repurchases	(59.2)	(61.8)
Proceeds from exercise of stock options, net	12.5	26.4
Other	(3.2)	(6.2)
Net cash provided by financing activities	12.3	66.1

Effect of foreign currency translation on cash balances	(3.4)	.7
Decrease in cash and cash equivalents	(146.5)	(27.7)
Cash and cash equivalents, beginning of year	351.6	235.4
Cash and cash equivalents, end of period	$205.1	$207.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The accompanying unaudited Condensed Consolidated Financial Statements include normal recurring adjustments necessary for a fair statement of our interim results.  The unaudited Condensed Consolidated Financial Statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2013 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q.

Fiscal Period

The first quarter of 2014 and 2013 consisted of thirteen-week periods ending March 29, 2014 and March 30, 2013, respectively.  The interim results of operations are not necessarily indicative of future results.

Financial Presentation

As discussed further in Note 2, “Discontinued Operations and Assets Held for Sale,” we have classified the operating results of our former Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses, together with certain costs associated with their divestiture, as discontinued operations in the unaudited Consolidated Statements of Income for all periods presented. The results of discontinued operations have been excluded from the notes to our unaudited Condensed Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform to current period presentation.

In the first quarter of 2014, we began reporting Vancive Medical Technologies as a reportable segment.  This business was previously reported within a category entitled “other specialty converting businesses” and was the only business that comprised that category in the prior periods presented. Vancive Medical Technologies manufactures an array of pressure-sensitive adhesive products for surgical, wound care, ostomy, and electromedical applications.  See Note 16, “Segment Information,” for more information.

Note 2.  Discontinued Operations and Assets Held for Sale

Discontinued Operations

In July 2013, we completed the sale of our former OCP and DES businesses and entered into an amendment to the purchase agreement, which, among other things, increased the target net working capital amount and amended provisions related to employee matters and indemnification.  We continue to be subject to certain indemnification provisions under the terms of the purchase agreement.  In addition, the tax liability associated with the sale is subject to completion of tax return filings in the jurisdictions in which the OCP and DES businesses operated.

The results of these discontinued operations and loss on sale were as follows:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net sales	$–	$161.9
Loss before taxes, including divestiture-related and restructuring costs	$–	$(10.6)
Benefit from income taxes	–	1.6
Loss from discontinued operations, net of tax before loss on sale	–	(9.0)
Loss on sale, net of tax benefit of $.3	(.4)	–
Loss from discontinued operations, net of tax	$(.4)	$(9.0)

Net sales from continuing operations to discontinued operations were $19.6 million for the three months ended March 30, 2013. These sales have been included in “Net sales” in the unaudited Consolidated Statements of Income.

Assets Held for Sale

We classified certain properties and equipment that we are in the process of selling as “held for sale” in the unaudited Condensed Consolidated Balance Sheets at March 29, 2014 and December 28, 2013.

Avery Dennison Corporation

Note 3.  Inventories

Net inventories consisted of:

(In millions)	March 29, 2014	December 28, 2013
Raw materials	$214.8	$196.3
Work-in-progress	167.8	149.0
Finished goods	165.0	148.8
Inventories, net	$547.6	$494.1

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the three months ended March 29, 2014, by reportable segment, were as follows:

(In millions)	Pressure-sensitive Materials	Retail Branding and Information Solutions	Total
Goodwill as of December 28, 2013	$334.4	$416.7	$751.1
Acquisition adjustments(1)	.4	7.0	7.4
Translation adjustments	1.4	.1	1.5
Goodwill as of March 29, 2014	$336.2	$423.8	$760.0

(1) Acquisition adjustments to deferred taxes related to previous acquisitions.  See Note 11, “Taxes Based on Income,” for more information.

The carrying amounts of goodwill at March 29, 2014 and December 28, 2013 were net of accumulated impairment losses of $820 million, which were reported in the Retail Branding and Information Solutions segment.

There is no goodwill associated with the Vancive Medical Technologies reportable segment.

Indefinite-Lived Intangible Assets

The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trademarks, was $11 million and $10.9 million at March 29, 2014 and December 28, 2013, respectively.

Finite-Lived Intangible Assets

The following table sets forth our finite-lived intangible assets resulting from business acquisitions at March 29, 2014 and December 28, 2013, which continue to be amortized:

	March 29, 2014			December 28, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$234.1	$169.9	$64.2	$234.1	$164.6	$69.5
Patents and other acquired technology	49.0	39.4	9.6	48.9	38.3	10.6
Trade names and trademarks	26.4	22.8	3.6	26.2	22.5	3.7
Other intangibles	12.5	11.2	1.3	12.4	11.1	1.3
Total	$322.0	$243.3	$78.7	$321.6	$236.5	$85.1

Amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions was $6.6 million and $7.5 million for the three months ended March 29, 2014 and March 30, 2013, respectively.

Avery Dennison Corporation

The estimated amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions for the remainder of the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense
Remainder of 2014	$17.7
2015	20.9
2016	19.5
2017	9.9
2018	2.5

Note 5.  Debt

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities.  The fair value of short-term borrowings, which include commercial paper and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.17 billion at March 29, 2014 and $1.06 billion at December 28, 2013.  Fair value amounts were determined primarily based on Level 2 inputs.

Our various loan agreements require that we maintain specified financial covenant ratios of total debt and interest expense in relation to certain measures of income.  As of March 29, 2014, we were in compliance with our financial covenants.

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

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	March 29, 2014		March 30, 2013		March 29, 2014	March 30, 2013
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.5	$.1	$3.1	$–	$–
Interest cost	11.0	6.0	9.5	5.8	–	.1
Expected return on plan assets	(13.0)	(6.5)	(11.7)	(5.6)	–	–
Recognized net actuarial loss	3.9	–	4.9	1.5	.7	.7
Amortization of prior service cost (credit)	.3	.1	.1	.1	(.8)	(1.2)
Amortization of transition asset	–	1.3	–	–	–	–
Net periodic benefit cost (credit)	$2.3	$4.4	$2.9	$4.9	$(.1)	$(.4)

We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate.  We contributed $1 million and $11.6 million to our U.S. pension plans during the three months ended March 29, 2014 and March 30, 2013, respectively.  We contributed $.3 million and $.8 million to our U.S. postretirement health benefit plan during the three months ended March 29, 2014 and March 30, 2013, respectively. We contributed approximately $8 million to our international pension plans during both the three months ended March 29, 2014 and March 30, 2013.  All of the contributions made in the first three months of 2014 and 2013 were made to meet minimum funding requirements.

Avery Dennison Corporation

Defined Contribution Plans

We sponsor various defined contribution plans worldwide, with the largest plan being the Avery Dennison Corporation Employee Savings Plan (“Savings Plan”), a 401(k) plan available to our U.S. employees.  We recognized expense from continuing operations of $6 million and $6.6 million during the three months ended March 29, 2014 and March 30, 2013, respectively, related to our employer contributions and employer match of participant contributions to the Savings Plan.

Note 7.  Research and Development

Research and development expense from continuing operations was $24.9 million and $23.5 million for the three months ended March 29, 2014 and March 30, 2013, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation

Equity Awards

Stock-based compensation expense from continuing operations was $6 million and $7.9 million for the three months ended March 29, 2014 and March 30, 2013, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

As of March 29, 2014, we had approximately $54 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average requisite service period of approximately three years.

Cash Awards

The compensation expense from continuing operations related to cash-based awards was $5.3 million and $2.7 million for the three months ended March 29, 2014 and March 30, 2013, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 9.  Cost Reduction Actions

2014 Actions

During the three months ended March 29, 2014, we recorded $7.3 million in restructuring charges related to restructuring actions we initiated in 2014 (“2014 Actions”), which consisted of severance and related costs for the reduction of approximately 340 positions and asset impairment charges. Approximately 60 employees impacted by our 2014 Actions remained employed with us as of March 29, 2014.  We expect payments to be completed and savings to be realized relating to our 2014 Actions by the end of 2015.

2012 Program

In 2013, we recorded $40.3 million in restructuring charges, net of reversals, related to the restructuring program we initiated in 2012 (“2012 Program”), which consisted of severance and related costs for the reduction of approximately 1,400 positions, lease and other contract cancellation costs, and asset impairment charges.  We expect payments related to the 2012 Program to be completed by the end of 2014.

Accruals for severance and related costs and lease and other contract cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.  For assets that were not disposed of, impairments were based on the estimated market value of the assets.  Restructuring costs were included in “Other expense, net” in the unaudited Consolidated Statements of Income.

Avery Dennison Corporation

During the three months ended March 29, 2014, restructuring charges and payments were as follows:

(In millions)	Accrual at December 28, 2013	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at March 29, 2014
2014 Actions
Severance and related costs	$–	$7.0	$(5.4)	$–	$–	$1.6
Asset impairment charges	–	.3	–	(.3)	–	–
2012 Program
Severance and related costs	6.6	–	(4.9)	–	–	1.7
Lease and other contract cancellation costs	.2	–	–	–	–	.2
Total	$6.8	$7.3	$(10.3)	$(.3)	$–	$3.5

The table below shows the total amount of costs incurred by reportable segment and Corporate in connection with these restructuring actions for the periods shown below.  Restructuring costs were included in “Other expense, net” in the unaudited Consolidated Statements of Income.

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Restructuring costs by reportable segment and Corporate
Pressure-sensitive Materials	$1.3	$3.6
Retail Branding and Information Solutions	6.0	4.3
Vancive Medical Technologies	–	–
Corporate	–	.2
	$7.3	$8.1

Note 10.  Financial Instruments

We enter into foreign exchange hedge contracts to reduce our risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S.  We also enter into futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases of natural gas. The maximum length of time for which we hedge our exposure to the variability in future cash flows for forecasted transactions is 36 months.  We may enter into interest rate contracts to help manage our exposure to certain interest rate fluctuations.

As of March 29, 2014, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $4.1 million and $1.9 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the fair value and balance sheet locations of derivatives as of March 29, 2014:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$9.8	Other current liabilities	$4.3
Commodity contracts	Other current assets	.3	Other current liabilities	–
		$10.1		$4.3

The following table provides the fair value and balance sheet locations of derivatives as of December 28, 2013:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$3.1	Other current liabilities	$4.7
Commodity contracts	Other current assets	.1	Other current liabilities	–
		$3.2		$4.7

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

		Three Months Ended
(In millions)	Location of Gain (Loss) in Income	March 29, 2014	March 30, 2013
Foreign exchange contracts	Cost of products sold	$(.9)	$(1.1)
Foreign exchange contracts	Marketing, general and administrative expense	1.0	(6.9)
		$.1	$(8.0)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive loss” and reclassified into earnings in the same period(s) during which the hedged transaction affects earnings.  Gains and losses on the derivative, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Foreign exchange contracts	$(.3)	$.3
Commodity contracts	.4	.3
	$.1	$.6

The amounts of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not material for the three months ended March 29, 2014 and March 30, 2013, respectively.

As of March 29, 2014, we expected a net gain of $.1 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Note 11.  Taxes Based on Income

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Income from continuing operations before taxes	$87.8	$81.1
Provision for income taxes	16.2	14.3
Effective tax rate	18.4%	17.6%

The effective tax rate for the three months ended March 29, 2014 included a discrete tax benefit of $9.5 million as a result of changes in certain tax reserves and valuation allowances and a $4.8 million benefit from out-of-period adjustments to properly state deferred taxes related to acquisitions completed in 2002 and 2003.  The effective tax rate for the three months ended March 30, 2013 reflected discrete tax benefits of $10.3 million related to changes in tax law, including a $4.2 million benefit attributable to the retroactive reinstatement of the federal research and development tax credit and a $5.1 million benefit for revaluation of deferred tax balances due to a change in the municipal statutory tax rate in Luxembourg.

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

Avery Dennison Corporation

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $19 million, primarily as a result of closing tax years.

Note 12.  Net Income Per Share

Net income per common share was computed as follows:

		Three Months Ended
(In millions, except per share amounts)		March 29, 2014	March 30, 2013
(A)	Income from continuing operations	$71.6	$66.8
(B)	Loss from discontinued operations, net of tax	(.4)	(9.0)
(C)	Net income available to common shareholders	$71.2	$57.8
(D)	Weighted-average number of common shares outstanding	96.1	100.1
	Dilutive shares (additional common shares issuable under employee stock-based awards)	1.9	1.4
(E)	Weighted-average number of common shares outstanding, assuming dilution	98.0	101.5
Net income (loss) per common share:
Continuing operations (A) ÷ (D)		$.74	$.67
Discontinued operations (B) ÷ (D)		–	(.09)
Net income per common share (C) ÷ (D)		$.74	$.58
Net income (loss) per common share, assuming dilution:
Continuing operations (A) ÷ (E)		$.73	$.66
Discontinued operations (B) ÷ (E)		–	(.09)
Net income per common share, assuming dilution (C) ÷ (E)		$.73	$.57

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect.  Stock-based compensation awards excluded from the computation totaled approximately 4 million shares and 7 million shares for the three months ended March 29, 2014 and March 30, 2013, respectively.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 29, 2014 were as follows:

(In millions)	Cash Flow Hedges	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
Balance as of December 28, 2013	$(1.0)	$(418.1)	$138.0	$(281.1)
Other comprehensive (loss) before reclassifications, net of tax	–	–	(.9)	(.9)
Reclassifications to net income, net of tax	(.1)	4.3	–	4.2
Net current-period other comprehensive (loss) income, net of tax	(.1)	4.3	(.9)	3.3
Balance as of March 29, 2014	$(1.1)	$(413.8)	$137.1	$(277.8)

Avery Dennison Corporation

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 30, 2013 were as follows:

(In millions)	Cash Flow Hedges	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
Balance as of December 29, 2012	$(2.0)	$(456.5)	$180.5	$(278.0)
Other comprehensive income (loss) before reclassifications, net of tax	.6	–	(18.0)	(17.4)
Reclassifications to net income, net of tax	–	4.1	–	4.1
Net current-period other comprehensive income (loss), net of tax	.6	4.1	(18.0)	(13.3)
Balance as of March 30, 2013	$(1.4)	$(452.4)	$162.5	$(291.3)

The effects of amounts reclassified from “Accumulated other comprehensive loss” to income from continuing operations were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss During the Three Months Ended
(In millions)	March 29, 2014	March 30, 2013	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$–	$.5	Cost of products sold
Commodity contracts	.1	(.5)	Cost of products sold
	.1	–	Total before tax
	–	–	Income tax expense
	.1	–	Net of tax

Pension and other postretirement benefits (1)	(5.5)	(6.1)
	1.2	2.0	Income tax expense
	(4.3)	(4.1)	Net of tax
Total reclassifications for the period	$(4.2)	$(4.1)	Total, net of tax

(1)       See Note 6, “Pension and Other Postretirement Benefits,” for more information.

The following table sets forth the tax expense allocated to each component of other comprehensive (loss) income:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Pension and other postretirement benefits	$1.2	$2.0
Cash flow hedges	–	.3
Income tax expense related to components of other comprehensive income (loss)	$1.2	$2.3

Avery Dennison Corporation

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of March 29, 2014:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.8	$7.6	$10.2	$–
Derivative assets	10.1	.3	9.8	–

Liabilities
Derivative liabilities	$4.3	$–	$4.3	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2013:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.7	$7.6	$10.1	$–
Short-term investments	114.5	–	114.5	–
Derivative assets	3.2	.1	3.1	–

Liabilities
Derivative liabilities	$4.7	$–	$4.7	$–

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of March 29, 2014, trading securities of $.4 million and $17.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of December 28, 2013, trading securities of $.3 million and $17.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Short-term investments are comprised of commercial paper and are measured at fair value using broker quoted prices.  As of December 28, 2013, short-term investments were included in “Cash and cash equivalents” in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  Derivatives measured based on inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

Note 15.  Commitments and Contingencies

Legal Proceedings

We are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business.  We have accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated.  Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses.  If information becomes available that allows us to reasonably estimate the range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our accrued liabilities accordingly.  Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future.  The range of expenses for resolving any future matters will be assessed as they arise; until then, a range of potential expenses for such resolution cannot be determined. Based upon current information, we believe that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.

Environmental

As of March 29, 2014, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at ten waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed.  We are participating with other PRPs at these sites, and anticipate that our share of remediation costs will be determined pursuant to agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

Avery Dennison Corporation

We have accrued liabilities for sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated.  These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, and the estimated time to complete remediation, environmental laws and regulations, and other factors.  Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate these sites could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses.  If information becomes available that allows us to reasonably estimate the range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our environmental liabilities accordingly.  In addition, we may be identified as a PRP at additional sites in the future.  The range of expenses for remediation of any future-identified sites will be addressed as they arise; until then, a range of expenses for such remediation cannot be determined.

The activity for the three months ended March 29, 2014 related to environmental liabilities was as follows:

(In millions)
Balance at December 28, 2013	$29.6
Charges (reversals), net	(.9)
Payments	(1.2)
Balance at March 29, 2014	$27.5

As of March 29, 2014, approximately $10 million of the balance was classified as short-term and was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Guarantees

We participate in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions.  We guarantee the collection of the related receivables.  At March 29, 2014, the outstanding amount guaranteed was approximately $5 million.

Unused letters of credit (primarily standby) outstanding with various financial institutions were approximately $87 million at March 29, 2014.

Commitments

On September 9, 2005, we completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the North American headquarters and research center of our Materials group.  The facility consists of land, buildings, and equipment.  We lease the facility under an operating lease arrangement, which contains a residual value guarantee of $31.5 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $11.5 million (collectively, the “Guarantee”).  At the end of the lease term, we have the option to purchase or remarket the facility at an amount equivalent to the value of the Guarantee.  If our estimated fair value (or estimated selling price) of the facility falls below the Guarantee, we would be required to pay the lessor a shortfall, which is an amount equivalent to the Guarantee less our estimated fair value.  During the second quarter of 2011, we estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term.  The carrying amount of the shortfall was approximately $19 million at March 29, 2014, which was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

Note 16.  Segment Information

Financial information by reportable segment from continuing operations is set forth below.

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,143.5	$1,098.0
Retail Branding and Information Solutions	387.7	382.7
Vancive Medical Technologies	18.9	18.2
Net sales to unaffiliated customers	$1,550.1	$1,498.9
Intersegment sales
Pressure-sensitive Materials	$16.2	$16.5
Retail Branding and Information Solutions	.8	.4
Vancive Medical Technologies	2.3	.6
Intersegment sales	$19.3	$17.5
Income from continuing operations before taxes
Pressure-sensitive Materials	$112.0	$104.9
Retail Branding and Information Solutions	16.6	14.6
Vancive Medical Technologies	(2.6)	(2.7)
Corporate expense	(22.8)	(23.5)
Interest expense	(15.4)	(12.2)
Income from continuing operations before taxes	$87.8	$81.1
Other expense, net by reportable segment
Pressure-sensitive Materials	$1.3	$3.6
Retail Branding and Information Solutions	6.0	3.0
Corporate	–	.9
Other expense, net	$7.3	$7.5
Other expense, net by type
Restructuring costs:
Severance and related costs	$7.0	$6.8
Asset impairment charges	.3	1.3
Other items:
Gain on sale of assets	–	(1.3)
Divestiture-related costs (1)	–	.7
Other expense, net	$7.3	$7.5

(1) Represents only the portion allocated to continuing operations.

Note 17.  Recent Accounting Requirements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance on reporting discontinued operations.  This revised guidance defines a discontinued operation as a disposal of a component or a group of components of an entity that represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  This revised guidance also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This revised guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years, with earlier adoption permitted.  We do not anticipate the adoption of this revised guidance to have a significant impact on our financial position, results of operations, cash flows, or disclosures.

Avery Dennison Corporation

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, provides management’s views on our financial condition and results of operations, and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto.  It includes the following sections:

Non-GAAP Financial Measures	17
Overview and Outlook	18
Analysis of Results of Operations for the First Quarter	20
Results of Operations by Reportable Segment for the First Quarter	21
Financial Condition	23
Recent Accounting Requirements	26

NON-GAAP FINANCIAL MEASURES

We report financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures.  These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.  These non-GAAP financial measures are intended to supplement presentation of our financial results that are prepared in accordance with GAAP.  Based upon feedback from investors and financial analysts, we believe that supplemental non-GAAP financial measures provide information that is useful to the assessment of our performance and operating trends, as well as liquidity.

Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions.  By excluding certain accounting effects, both positive and negative, of certain items, we believe that we are providing meaningful supplemental information to facilitate an understanding of our core operating results and liquidity measures.  These non-GAAP financial measures are used internally to evaluate trends in our underlying business, as well as to facilitate comparison to the results of competitors for a single period. While some of the items excluded from GAAP financial measures may recur, they tend to be disparate in amount, frequency, or timing.

We use the following non-GAAP financial measures in this MD&A:

•      Organic sales change refers to the increase or decrease in sales excluding the estimated impact of currency translation, product line exits, acquisitions and divestitures, and, where applicable, the extra week in the fiscal year.  The estimated impact of currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of currency fluctuations.  We believe organic sales change assists investors in evaluating the underlying sales growth from the ongoing activities of our businesses and provides improved comparability of results period to period.

•      Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sale of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments, plus discretionary contributions to pension plans and charitable contribution to Avery Dennison Foundation utilizing proceeds from divestitures.  Free cash flow excludes uses of cash that do not directly or immediately support the underlying business, such as discretionary debt reductions, dividends, share repurchases, and certain effects of acquisitions and divestitures (e.g., cash flow from discontinued operations, taxes, transaction costs).

•      Operational working capital refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses.  We use this non-GAAP financial measure to assess our working capital (deficit) requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and that may increase the volatility of the working capital as a percentage of sales from period to period.  Additionally, the excluded items are not significantly influenced by our day-to-day activities managed at the operating level and may not reflect the underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Sales

Our sales increased 3% in the first three months of 2014 compared to the same period last year.

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Estimated change in sales due to
Organic sales change	5%	4%
Foreign currency translation	(1)	–
Reported sales change (1)	3%	4%

(1)       Totals may not sum due to rounding and other factors.

Income from Continuing Operations

Income from continuing operations increased approximately $5 million in the first three months of 2014 compared to the same period last year.  Major factors affecting the change in income from continuing operations in the first three months of 2014 compared to the same period last year included:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions

•                  Higher volume

Offsetting factors:

•                  Higher employee-related costs

•                  Higher interest expense and provision for income taxes

•                  Foreign currency transaction net losses

•                  Raw material inflation

•                  Higher manufacturing expenses in North America, due in large part to extreme cold weather conditions during the quarter

Divestitures

In July 2013, we completed the sale of our former Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses and entered into an amendment to the purchase agreement, which, among other things, increased the target net working capital amount and amended provisions related to employee matters and indemnification.  We continue to be subject to certain indemnification provisions under the terms of the purchase agreement.  In addition, the tax liability associated with the sale is subject to completion of tax return filings in the jurisdictions in which the OCP and DES businesses operated.

Cost Reduction Actions

2014 Actions

During the first three months of 2014, we recorded $7.3 million in restructuring charges, related to restructuring actions we initiated in 2014 (“2014 Actions”), consisting of severance and related costs for the reduction of approximately 340 positions and asset impairment charges.  We anticipate approximately $8 million in annualized savings from these restructuring actions, of which approximately $6 million is expected to be realized in 2014, and the remainder in 2015.

2012 Program

In 2013, we recorded $40.3 million in restructuring charges, net of reversals, related to the restructuring program we initiated in 2012 (“2012 Program”), which consisted of severance and related costs for the reduction of approximately 1,400 positions, lease and other contract cancellation costs, and asset impairment charges.

In 2012, we recorded $56.4 million in restructuring charges, net of reversals, related to our 2012 Program, which consisted of severance and related costs for the reduction of approximately 1,060 positions, lease cancellation costs, and asset impairment charges.

Restructuring costs were included in “Other expense, net” in the unaudited Consolidated Statements of Income. Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Free Cash Flow

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net cash used by operating activities	$(108.0)	$(65.7)
Purchases of property, plant and equipment	(38.7)	(22.0)
Purchases of software and other deferred charges	(8.9)	(7.8)
Proceeds from sale of property, plant and equipment	.1	.9
Sale of investments, net	.1	.1
Plus divestiture-related payments and free cash outflow from discontinued operations	–	36.9
Free cash flow	$(155.4)	$(57.6)

Free cash flow in the first three months of 2014 decreased compared to 2013 primarily due to the timing of collection of accounts receivable, longer payment terms with customers, and higher incentive compensation paid in 2014, partially offset by higher net income and lower pension contributions.

2014 Outlook

Certain factors that we believe may contribute to results for 2014 compared to results for 2013 are described below.

We expect organic sales growth of 3.5% to 5% in 2014.

The extra week in our 2014 fiscal year is anticipated to increase sales and have a modest positive impact on earnings.

We expect earnings to increase in 2014.

We estimate cash restructuring costs of approximately $45 million in 2014.

We expect our full year 2014 tax rate to be comparable to 2013.

We anticipate our capital and software expenditures in 2014 to be approximately $185 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER

Income from Continuing Operations before Taxes

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net sales	$1,550.1	$1,498.9
Cost of products sold	1,142.9	1,097.2
Gross profit	407.2	401.7
Marketing, general and administrative expense	296.7	300.9
Interest expense	15.4	12.2
Other expense, net	7.3	7.5
Income from continuing operations before taxes	$87.8	$81.1
As a Percent of Sales
Gross profit	26.3%	26.8%
Marketing, general and administrative expense	19.1	20.1
Income from continuing operations before taxes	5.7	5.4

Sales

Sales from continuing operations increased 3% in the first quarter of 2014 compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation. On an organic basis, sales increased 5% due to higher volume.

Refer to “Results of Operations by Reportable Segment for the First Quarter” for further information.

Gross Profit Margin

Gross profit margin for the first quarter of 2014 decreased compared to the same period last year due to higher employee-related costs, changes in product mix, the impact of foreign currency transaction net losses, and modest impact of raw material inflation and pricing, partially offset by the benefits from productivity initiatives, including savings from restructuring.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first quarter of 2014 compared to the same period last year primarily due to the impact of higher savings from restructuring.

Other Expense, net

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Other expense, net by type
Restructuring costs:
Severance and related costs	$7.0	$6.8
Asset impairment charges	.3	1.3
Other items:
Gain on sale of assets	–	(1.3)
Divestiture-related costs(1)	–	.7
Other expense, net	$7.3	$7.5
(1) Represents only the portion allocated to continuing operations.

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	March 29, 2014	March 30, 2013
Income from continuing operations before taxes	$87.8	$81.1
Provision for income taxes	16.2	14.3
Income from continuing operations	71.6	66.8
Loss from discontinued operations, net of tax	(.4)	(9.0)
Net income	$71.2	$57.8
Net income per common share	$.74	$.58
Net income per common share, assuming dilution	.73	.57

Net income as a percent of sales	4.6%	3.9%
Effective tax rate for continuing operations	18.4	17.6

Provision for Income Taxes

The effective tax rate for continuing operations for the first quarter of 2014 included a discrete tax benefit of $9.5 million as a result of changes in certain tax reserves and valuation allowances and a $4.8 million benefit from out-of-period adjustments to properly state deferred taxes related to acquisitions completed in 2002 and 2003.  The effective tax rate for the first quarter of 2013 reflected discrete tax benefits of $10.3 million related to changes in tax law, including a $4.2 million benefit attributable to the retroactive reinstatement of the federal research and development tax credit and a $5.1 million benefit for revaluation of deferred tax balances due to a change in the municipal statutory tax rate in Luxembourg. Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Our effective tax rate can vary widely from quarter to quarter, resulting from interim reporting requirements, the recognition of discrete events and the timing of repatriation of foreign earnings.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net sales including intersegment sales	$1,159.7	$1,114.5
Less intersegment sales	(16.2)	(16.5)
Net sales	$1,143.5	$1,098.0
Operating income (1)	112.0	104.9
(1) Included costs associated with restructuring in both quarters	$1.3	$3.6

Net Sales

In the first quarter of 2014, sales in our Pressure-sensitive Materials segment increased approximately 4% compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation. On an organic basis, sales increased 6% due to higher volume. On an organic basis, sales increased 10% in emerging markets, at a mid-single digit rate in Western Europe, and slightly in North America.

In our label and packaging materials business, sales on an organic basis increased in the three months ended March 29, 2014 at a mid-single digit rate. Combined sales on an organic basis for our graphics, reflective, and performance tapes businesses also increased in the three months ended March 29, 2014 at a mid-single digit rate.

Operating Income

Operating income increased in the first quarter of 2014 compared to the same period last year primarily reflecting higher volume, the benefits from productivity initiatives, including savings from restructuring, as well as lower restructuring costs, partially offset by higher employee-related costs, modest impact of raw material inflation and pricing, the impact of foreign currency transaction net losses, and higher manufacturing expenses in North America, due in large part to extreme cold weather conditions during the quarter.

Avery Dennison Corporation

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net sales including intersegment sales	$388.5	$383.1
Less intersegment sales	(.8)	(.4)
Net sales	$387.7	$382.7
Operating income (1)	16.6	14.6
(1) Included costs associated with restructuring in both quarters, and gain on sale of assets in 2013	$6.0	$3.0

Net Sales

In the first quarter of 2014, sales in our Retail Branding and Information Solutions segment increased approximately 1% compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation. On an organic basis, sales grew approximately 2% primarily due to higher volume from increased demand from Europe-based retailers and brands.

Operating Income

Operating income increased in first quarter of 2014 primarily reflecting savings from restructuring and higher volume, partially offset by higher employee-related costs, higher restructuring costs, and the impact of a gain on sale of assets in the same period last year.

Vancive Medical Technologies

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net sales including intersegment sales	$21.2	$18.8
Less intersegment sales	(2.3)	(.6)
Net sales	$18.9	$18.2
Operating loss	(2.6)	(2.7)

Net Sales

In the first quarter of 2014, sales in our Vancive Medical Technologies segment increased approximately 4% compared to the same period last year, reflecting higher sales on an organic basis and the favorable effect of foreign currency translation. On an organic basis, sales increased approximately 2% due to higher volume.

Operating Loss

Operating loss in the first quarter of 2014 was comparable to the same period last year.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net income	$71.2	$57.8
Depreciation and amortization	50.0	51.5
Provision for doubtful accounts and sales returns	7.3	5.5
Net loss from asset impairments and sale/disposal of assets	.8	.4
Stock-based compensation	6.0	9.2
Other non-cash items	11.8	14.7
Change in assets and liabilities and other adjustments	(255.1)	(204.8)
Net cash used in operating activities	$(108.0)	$(65.7)

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first three months of 2014, cash flow used in operating activities increased compared to the same period last year due to the timing of collection of accounts receivable, longer payment terms with customers, and higher incentive compensation paid in 2014. These factors were partially offset by the impact of cash outflow related to the OCP and DES businesses in the prior year, as well as higher net income and lower pension contributions in the current year.

Cash Flow from Investing Activities

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Purchases of property, plant and equipment	$(38.7)	$(22.0)
Purchases of software and other deferred charges	(8.9)	(7.8)
Proceeds from sale of property, plant and equipment	.1	.9
Sales of investments, net	.1	.1
Net cash used in investing activities	$(47.4)	$(28.8)

Capital and Software Spending

During the first three months of 2014, we invested in new equipment primarily in Asia, the U.S. and Europe. During the first three months of 2013, we invested in new equipment primarily in the U.S. and Asia.

Information technology investments in the first three months of both 2014 and 2013 were primarily associated with standardization initiatives.

Cash Flow from Financing Activities

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net change in borrowings and payments of debt	$90.0	$134.8
Dividends paid	(27.8)	(27.1)
Share repurchases	(59.2)	(61.8)
Proceeds from exercise of stock options, net	12.5	26.4
Other	(3.2)	(6.2)
Net cash provided by financing activities	$12.3	$66.1

Borrowings and Repayment of Debt

During the first three months of 2014 and 2013, our commercial paper and foreign short-term borrowings were used mainly to fund share repurchase activity (given the seasonality of our cash flow during the year) and support operational requirements. Refer to “Share Repurchases” below for more information.

Dividend Payments

Our dividend per share was $.29 in the first quarter of 2014 compared to $.27 per share in the same period last year.

Avery Dennison Corporation

On April 24, 2014, subsequent to the end of the first quarter of 2014, we increased our quarterly dividend to $.35 per share, representing a 21% increase from our previous dividend rate of $.29 per share.

Share Repurchases

During the first three months of 2014, we repurchased approximately 1.2 million shares of our common stock at an aggregate cost of $59.2 million. During the first three months of 2013, we repurchased approximately 1.5 million shares of our common stock at an aggregate cost of $61.8 million.

As of March 29, 2014, shares of our common stock in the aggregate amount of approximately $396 million remained authorized for repurchase under our July 2013 Board authorization.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the three months ended March 29, 2014, goodwill increased by approximately $9 million to $760 million, which reflected the impact of acquisition adjustments and foreign currency translation.

In the three months ended March 29, 2014, other intangibles resulting from business acquisitions, net, decreased by approximately $6 million to $90 million, which primarily reflected current year amortization expense.

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the three months ended March 29, 2014, other assets increased by approximately $2 million to $488 million, which reflected increases in the cash surrender value of our corporate-owned life insurance and software and other deferred charges net of amortization, partially offset by the collection of a long-term value-added tax receivable in Europe.

Shareholders’ Equity Accounts

In the three months ended March 29, 2014, the balance of our shareholders’ equity increased by approximately $3 million to $1.5 billion, which primarily reflected the effect of net income, partially offset by share repurchases and dividend payments.

In the three months ended March 29, 2014, the balance of our treasury stock increased by approximately $35 million to $1.21 billion, which reflected share repurchase activity, partially offset by the use of treasury shares to settle exercises of stock options and releases of stock-based awards and the funding of contributions to our U.S. defined contribution plan.

Impact of Foreign Currency Translation

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Change in net sales	$(18)	$3
Change in income from continuing operations	–	1

International operations generated approximately 76% of our net sales during the three months ended March 29, 2014.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The effect of foreign currency translation on net sales in the first three months of 2014 compared to the same period last year primarily reflected the unfavorable impact from sales in Brazil, India, Australia, and Argentina, partially offset by the favorable impact from sales in the European Union and China.

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

Avery Dennison Corporation

Working Capital (Deficit) and Operational Working Capital Ratios

Working capital (deficit) (current assets minus current liabilities and net assets held for sale), as a percent of annualized net sales, increased in the first three months of 2014 compared to the same period last year, primarily due to a decrease in short-term and current portion of long-term debt, as well as an increase in net trade accounts receivable and inventories.

Operational working capital, as a percent of annualized net sales, is reconciled with working capital (deficit) below.  Our objective is to minimize our investment in operational working capital, as a percentage of sales, to maximize cash flow and return on investment.

	Three Months Ended
(Dollars in millions)	March 29, 2014	March 30, 2013
(A) Working capital (deficit)	$531.2	$(24.0)
Reconciling items:
Cash and cash equivalents	(205.1)	(207.7)
Current deferred and refundable income taxes and other current assets	(232.8)	(249.6)
Short-term borrowings and current portion of long-term debt and capital leases	167.9	655.4
Current deferred and payable income taxes and other current accrued liabilities	485.3	517.7
(B) Operational working capital	$746.5	$691.8
(C) Annualized net sales (quarter sales, multiplied by four)	$6,200.4	$5,995.6
Working capital (deficit), as a percent of annualized net sales (A) ÷ (C)	8.6%	(.4)%
Operational working capital, as a percent of annualized net sales (B) ÷ (C)	12.0%	11.5%

As a percent of annualized sales, operational working capital for the first three months of 2014 increased compared to the same period in the prior year.  The primary factors contributing to this change, which include the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 64 days in the first three months of 2014 compared to 60 days in the first three months of 2013, calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the quarter.  The increase in current year average number of days sales outstanding reflected the timing of collection and longer payment terms with customers.

Inventory Ratio

Average inventory turnover was 8.3 in the first three months of 2014 compared to 8.5 in the first three months of 2013, calculated using the annualized cost of sales (quarterly cost of sales, multiplied by four) divided by the inventory balance at quarter-end.  The decrease in the average inventory turnover from the prior year primarily reflected increased production volume.

Accounts Payable Ratio

The average number of days payable outstanding was 70 days in the first three months of 2014 compared to 67 days in the first three months of 2013, calculated using the accounts payable balance at quarter-end divided by the average daily cost of products sold for the quarter.  The increase in the average number of days payable outstanding from prior year was primarily due to the impact of extensions in payment terms with suppliers and the timing of inventory purchases.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At March 29, 2014, we had cash and cash equivalents of approximately $205 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At March 29, 2014, the majority of our cash and cash equivalents were held by our foreign subsidiaries.  To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating certain foreign earnings. However, if we were to repatriate incremental foreign earnings, we may be subject to additional taxes in the U.S.

Our $675 million revolving credit facility (the “Revolver”), which supports our commercial paper program, matures on December 22, 2016.  Based upon our current outlook for our business and market conditions, we believe that the Revolver, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, would, if necessary, provide sufficient liquidity to fund our operations during the next twelve months.  As of March 29, 2014, no balances were outstanding under the Revolver.

Avery Dennison Corporation

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $90 million in the first three months of 2014 to $1.12 billion compared to $1.03 billion at year-end 2013, primarily reflecting an increase in commercial paper and foreign short-term borrowings to fund share repurchase activity (given the seasonality of our cash flow during the year) and support operational requirements.

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

RECENT ACCOUNTING REQUIREMENTS

Refer to Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

Our disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in our headquarters in Glendale, California.  As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such time to provide reasonable assurance that information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities in the three fiscal months of the first quarter of 2014 are listed in the following table.

(Dollars in millions, except per share amounts; shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans
December 29, 2013 – January 25, 2014	142.0	$50.33	142.0
January 26, 2014 – February 22, 2014	373.8	48.48	373.8
February 23, 2014 – March 29, 2014	674.8	50.26	674.8
Total	1,190.6	$49.71	1,190.6	$395.8

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

May 5, 2014