Form 10-Q
period 2014-06-28
Avery Dennison Corp
filed 2014-07-31
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014.

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

Number of shares of $1 par value common stock outstanding as of July 26, 2014: 93,729,991

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2014 QUARTERLY REPORT ON FORM 10-Q

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)	June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$221.9	$351.6
Trade accounts receivable, less allowances of $31.6 at June 28, 2014 and December 28, 2013	1,114.6	1,016.5
Inventories, net	560.4	494.1
Current deferred and refundable income taxes	103.8	103.4
Assets held for sale	2.2	1.3
Other current assets	127.0	124.9
Total current assets	2,129.9	2,091.8
Property, plant and equipment	2,725.4	2,700.8
Accumulated depreciation	(1,820.1)	(1,778.3)
Property, plant and equipment, net	905.3	922.5
Goodwill	758.6	751.1
Other intangibles resulting from business acquisitions, net	83.4	96.0
Non-current deferred income taxes	250.7	263.4
Other assets	488.7	485.8
	$4,616.6	$4,610.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$227.5	$76.9
Accounts payable	871.4	889.5
Current deferred and payable income taxes	18.8	49.3
Other current liabilities	505.0	538.4
Total current liabilities	1,622.7	1,554.1
Long-term debt and capital leases	945.2	950.6
Long-term retirement benefits and other liabilities	475.7	476.4
Non-current deferred and payable income taxes	143.9	137.3
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at June 28, 2014 and December 28, 2013; issued – 124,126,624 shares at June 28, 2014 and December 28, 2013; outstanding – 94,113,941 shares and 96,178,411 shares at June 28, 2014 and December 28, 2013, respectively	124.1	124.1
Capital in excess of par value	811.7	812.3
Retained earnings	2,063.4	2,009.1
Treasury stock at cost, 30,012,683 shares and 27,948,213 shares at June 28, 2014 and December 28, 2013, respectively	(1,291.5)	(1,172.2)
Accumulated other comprehensive loss	(278.6)	(281.1)
Total shareholders’ equity	1,429.1	1,492.2
	$4,616.6	$4,610.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$1,615.8	$1,552.3	$3,165.9	$3,051.2
Cost of products sold	1,187.6	1,134.8	2,330.5	2,232.0
Gross profit	428.2	417.5	835.4	819.2
Marketing, general and administrative expense	297.0	293.5	593.7	594.4
Interest expense	15.6	14.8	31.0	27.0
Other expense (income), net	38.5	(.3)	45.8	7.2
Income from continuing operations before taxes	77.1	109.5	164.9	190.6
Provision for income taxes	32.7	38.7	48.9	53.0
Income from continuing operations	44.4	70.8	116.0	137.6
Loss from discontinued operations, net of tax	(1.9)	(2.0)	(2.3)	(11.0)
Net income	$42.5	$68.8	$113.7	$126.6
Per share amounts:
Net income (loss) per common share:
Continuing operations	$.47	$.71	$1.22	$1.38
Discontinued operations	(.02)	(.02)	(.03)	(.11)
Net income per common share	$.45	$.69	$1.19	$1.27
Net income (loss) per common share, assuming dilution:
Continuing operations	$.46	$.70	$1.19	$1.36
Discontinued operations	(.02)	(.02)	(.02)	(.11)
Net income per common share, assuming dilution	$.44	$.68	$1.17	$1.25
Dividends per common share	$.35	$.29	$.64	$.56
Average shares outstanding:
Common shares	94.9	99.3	95.4	99.7
Common shares, assuming dilution	96.7	100.8	97.3	101.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$42.5	$68.8	$113.7	$126.6
Other comprehensive income (loss), before tax:
Foreign currency translation	(3.1)	(38.5)	(4.0)	(56.5)
Pension and other postretirement benefits	5.4	6.8	10.9	12.9
Cash flow hedges	(.5)	.6	(.6)	1.5
Other comprehensive income (loss), before tax	1.8	(31.1)	6.3	(42.1)
Income tax expense related to components of other comprehensive income (loss)	2.6	2.6	3.8	4.9
Other comprehensive (loss) income, net of tax	(.8)	(33.7)	2.5	(47.0)
Total comprehensive income, net of tax	$41.7	$35.1	$116.2	$79.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Operating Activities
Net income	$113.7	$126.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66.0	69.5
Amortization	33.4	33.8
Provision for doubtful accounts and sales returns	9.8	9.5
Net loss (gain) from asset impairments and sale/disposal of assets	3.8	(9.2)
Stock-based compensation	14.5	17.6
Other non-cash expense and loss	25.9	28.2
Changes in assets and liabilities and other adjustments	(257.3)	(229.3)
Net cash provided by operating activities	9.8	46.7
Investing Activities
Purchases of property, plant and equipment	(67.5)	(49.9)
Purchases of software and other deferred charges	(14.4)	(24.6)
Proceeds from sale of property, plant and equipment	.6	25.8
Sales of investments, net	.1	.1
Other	–	.8
Net cash used in investing activities	(81.2)	(47.8)
Financing Activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	145.0	(77.3)
Additional borrowings (maturities longer than 90 days)	–	250.0
Payments of debt (maturities longer than 90 days)	(.8)	(.8)
Dividends paid	(60.9)	(55.7)
Share repurchases	(153.4)	(148.9)
Proceeds from exercise of stock options, net	18.4	32.4
Other	(2.7)	(8.1)
Net cash used in financing activities	(54.4)	(8.4)
Effect of foreign currency translation on cash balances	(3.9)	1.9
Cash and cash equivalents classified as held for sale	–	(16.2)
Decrease in cash and cash equivalents	(129.7)	(23.8)
Cash and cash equivalents, beginning of year	351.6	235.4
Cash and cash equivalents, end of period	$221.9	$211.6

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

Fiscal Period

The second quarters of 2014 and 2013 consisted of thirteen-week periods ending June 28, 2014 and June 29, 2013, respectively. The six months ended June 28, 2014 and June 29, 2013 consisted of twenty-six-week periods. The interim results of operations are not necessarily indicative of future results.

Financial Presentation

As discussed further in Note 2, “Discontinued Operations, Assets Held for Sale and Sale of Assets,” we have classified the operating results of our former Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses, together with certain costs associated with their divestiture, as discontinued operations in the unaudited Consolidated Statements of Income for all periods presented. Unless otherwise noted, the results of discontinued operations have been excluded from the notes to our unaudited Condensed Consolidated Financial Statements.

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

Note 2.  Discontinued Operations, Assets Held for Sale and Sale of Assets

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

The results of these discontinued operations and loss on sale were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$–	$218.7	$–	$380.6
Loss before taxes, including divestiture-related and restructuring costs	$–	$(4.1)	$–	$(14.7)
Benefit from income taxes	–	2.1	–	3.7
Loss from discontinued operations, net of tax before loss on sale	–	(2.0)	–	(11.0)
Loss on sale before taxes	(1.9)	–	(2.6)	–
Tax benefit from loss on sale	–	–	.3	–
Loss from discontinued operations, net of tax	$(1.9)	$(2.0)	$(2.3)	$(11.0)

Loss from discontinued operations, net of tax, in both the second quarter and first six months of 2014 included costs related to the resolution of certain post-closing adjustments.

Loss from discontinued operations, net of tax, in both the second quarter and first six months of 2013 included curtailment and settlement losses associated with certain U.S. pension plans.  Refer to Note 6, “Pension and Other Postretirement Benefits,” for further information.

Avery Dennison Corporation

Net sales from continuing operations to discontinued operations were $24.4 million and $44 million for the three and six months ended June 29, 2013, respectively. These sales have been included in “Net sales” in the unaudited Consolidated Statements of Income.

Assets Held for Sale and Sale of Assets

We classified certain properties and equipment that we are in the process of selling as “held for sale” in the unaudited Condensed Consolidated Balance Sheets at June 28, 2014 and December 28, 2013.

In April 2013, we sold the property and equipment of our former corporate headquarters in Pasadena, California for approximately $20 million and recognized a pre-tax gain of $10.9 million in “Other expense (income), net” in the unaudited Consolidated Statements of Income.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	June 28, 2014	December 28, 2013
Raw materials	$218.5	$196.3
Work-in-progress	176.8	149.0
Finished goods	165.1	148.8
Inventories, net	$560.4	$494.1

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the six months ended June 28, 2014, by reportable segment, were as follows:

(In millions)	Pressure-sensitive Materials	Retail Branding and Information Solutions	Total
Goodwill as of December 28, 2013	$334.4	$416.7	$751.1
Acquisition adjustments(1)	.4	6.9	7.3
Translation adjustments	.4	(.2)	.2
Goodwill as of June 28, 2014	$335.2	$423.4	$758.6

(1) Acquisition adjustments related to deferred taxes from previous acquisitions.  See Note 11, “Taxes Based on Income,” for more information.

The carrying amounts of goodwill at June 28, 2014 and December 28, 2013 were net of accumulated impairment losses of $820 million, which were reported in the Retail Branding and Information Solutions segment.

There is no goodwill associated with the Vancive Medical Technologies reportable segment.

Indefinite-Lived Intangible Assets

The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trademarks, was $11 million and $10.9 million at June 28, 2014 and December 28, 2013, respectively.

Avery Dennison Corporation

Finite-Lived Intangible Assets

The following table sets forth our finite-lived intangible assets resulting from business acquisitions at June 28, 2014 and December 28, 2013, which continue to be amortized:

	June 28, 2014			December 28, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$ 234.3	$ 175.2	$ 59.1	$ 234.1	$ 164.6	$ 69.5
Patents and other acquired technology	49.0	40.6	8.4	48.9	38.3	10.6
Trade names and trademarks	26.1	22.5	3.6	26.2	22.5	3.7
Other intangibles	12.6	11.3	1.3	12.4	11.1	1.3
Total	$ 322.0	$ 249.6	$ 72.4	$ 321.6	$ 236.5	$ 85.1

Amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions was $6.3 million and $12.9 million for the three and six months ended June 28, 2014,  respectively,  and $7.4 million and $14.9 million for the three and six months ended June 29, 2013, respectively.

The estimated amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions for the remainder of the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense
Remainder of 2014	$11.5
2015	21.0
2016	19.4
2017	9.8
2018	2.5

Note 5.  Debt

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities.  The fair value of short-term borrowings, which include commercial paper and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.24 billion at June 28, 2014 and $1.06 billion at December 28, 2013.  Fair value amounts were determined primarily based on Level 2 inputs.

Our various loan agreements require that we maintain specified financial covenant ratios of total debt and interest expense in relation to certain measures of income.  As of June 28, 2014, we were in compliance with our financial covenants.

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

Avery Dennison Corporation

The following tables set forth the components of net periodic benefit cost (credit), which are recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.2	$.1	$3.0	$.2	$6.7	$.2	$6.1
Interest cost	11.4	6.2	9.5	5.6	22.4	12.2	19.0	11.4
Expected return on plan assets	(13.0)	(6.5)	(11.7)	(5.5)	(26.0)	(13.0)	(23.4)	(11.1)
Recognized net actuarial loss	4.2	1.3	4.8	1.6	8.1	2.6	9.7	3.1
Amortization of prior service cost	.3	.1	.1	.1	.6	.2	.2	.2
Amortization of transition asset	–	–	–	(.1)	–	–	–	(.1)
Recognized loss on curtailment (1)	–	.6	–	–	–	.6	–	–
Net periodic benefit cost	$3.0	$4.9	$2.8	$4.7	$5.3	$9.3	$5.7	$9.6

(1)    Recognized loss on curtailment related to a pension plan in the Netherlands and was recorded in “Other expense (income), net” in the unaudited Consolidated Statements of Income.

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest cost	$.1	$–	$.1	$.1
Recognized net actuarial loss	.7	.6	1.4	1.3
Amortization of prior service credit	(.8)	(1.2)	(1.6)	(2.4)
Net periodic benefit credit	$–	$(.6)	$(.1)	$(1.0)

During the three months ended June 29, 2013, in connection with the sale of our OCP and DES businesses, we recognized curtailment and settlement losses of $10.4 million associated with certain U.S. pension plans.  These losses were recorded in “Loss from discontinued operations, net of tax” in the unaudited Consolidated Statements of Income.  Refer to Note 2, “Discontinued Operations, Assets Held for Sale and Sale of Assets,” for more information on the sale.

We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate.  We contributed $2.4 million and $18.5 million to our U.S. pension plans during the six months ended June 28, 2014 and June 29, 2013, respectively.  We contributed $.9 million and $1.1 million to our U.S. postretirement health benefit plan during the six months ended June 28, 2014 and June 29, 2013, respectively. We contributed approximately $11 million and $10 million to our international pension plans during the six months ended June 28, 2014 and June 29, 2013, respectively.  All of the contributions made in the first six months of 2014 and 2013 were made to meet minimum funding requirements.

Defined Contribution Plans

We sponsor various defined contribution plans worldwide, with the largest plan being the Avery Dennison Corporation Employee Savings Plan (“Savings Plan”), a 401(k) plan available to our U.S. employees.  We recognized expense from continuing operations of $5 million and $11 million during the three and six months ended June 28, 2014, respectively, and $4.9 million and $11.5 million during the three and six months ended June 29, 2013, respectively, related to our employer contributions and employer match of participant contributions to the Savings Plan.

Note 7.  Research and Development

Research and development expense from continuing operations was $26.9 million and $51.9 million for the three and six months ended June 28, 2014, respectively,  and $25.1 million and $48.6 million for the three and six months ended June 29, 2013,  respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Avery Dennison Corporation

Note 8.  Long-Term Incentive Compensation

Equity Awards

Stock-based compensation expense from continuing operations was $8.5 million and $14.5 million for the three and six months ended June 28, 2014, respectively, and $7.8 million and $15.7 million for the three and six months ended June 29, 2013, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

As of June 28, 2014, we had approximately $47 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average requisite service period of approximately two years.

Cash Awards

The compensation expense from continuing operations related to cash-based awards was $4.6 million and $9.9 million for the three and six months ended June 28, 2014, respectively, and $1.6 million and $4.3 million for the three and six months ended June 29, 2013, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 9.  Cost Reduction Actions

2014 Actions

During the six months ended June 28, 2014, we recorded $45.9 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 (“2014 Actions”), primarily related to the consolidation of certain European operations.  These charges consisted of severance and related costs for the reduction of approximately 970 positions and asset impairment charges. Approximately 240 employees impacted by our 2014 Actions remained employed with us as of June 28, 2014.  We expect payments to be completed and savings to be realized relating to our 2014 Actions by the end of 2015.

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

Accruals for severance and related costs and lease and other contract cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.  For assets that were not disposed of, impairments were based on the estimated market value of the assets.  Restructuring costs were included in “Other expense (income), net” in the unaudited Consolidated Statements of Income.

During the six months ended June 28, 2014, restructuring charges and payments were as follows:

(In millions)	Accrual at December 28, 2013	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at June 28, 2014
2014 Actions
Severance and related costs	$–	$43.0	$(10.0)	$–	$–	$33.0
Asset impairment charges	–	2.9	–	(2.9)	–	–
2012 Program
Severance and related costs	6.6	(.1)	(5.3)	–	–	1.2
Lease and other contract cancellation costs	.2	–	(.1)	–	–	.1
Total	$6.8	$45.8	$(15.4)	$(2.9)	$–	$34.3

Avery Dennison Corporation

The table below shows the total amount of restructuring costs incurred by reportable segment and Corporate.  Restructuring costs were included in “Other expense (income), net” in the unaudited Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Restructuring costs by reportable segment and Corporate
Pressure-sensitive Materials	$32.3	$1.7	$33.6	$5.3
Retail Branding and Information Solutions	6.2	6.0	12.2	10.3
Vancive Medical Technologies	–	–	–	–
Corporate	–	.1	–	.3
	$38.5	$7.8	$45.8	$15.9

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

As of June 28, 2014, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $5.1 million and $1.9 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the fair value and balance sheet locations of derivatives as of June 28, 2014:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$3.8	Other current liabilities	$10.4
Commodity contracts	Other current assets	.1	Other current liabilities	–
		$3.9		$10.4

The following table provides the fair value and balance sheet locations of derivatives as of December 28, 2013:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$3.1	Other current liabilities	$4.7
Commodity contracts	Other current assets	.1	Other current liabilities	–
		$3.2		$4.7

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

		Three Months Ended		Six Months Ended
(In millions)	Location of Gain (Loss) in Income	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign exchange contracts	Cost of products sold	$(2.1)	$(1.4)	$(3.0)	$.3
Foreign exchange contracts	Marketing, general and administrative expense	(3.5)	10.4	(2.5)	(17.3)
		$(5.6)	$9.0	$(5.5)	$(17.0)

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign exchange contracts	$(1.9)	$.3	$(2.2)	$.8
Commodity contracts	(.2)	(.2)	.2	(.7)
	$(2.1)	$.1	$(2.0)	$.1

The amounts of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not material for the three and six months ended June 28, 2014 and June 29, 2013, respectively.

As of June 28, 2014, we expected a net loss of $.3 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Note 11.  Taxes Based on Income

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Income from continuing operations before taxes	$77.1	$109.5	$164.9	$190.6
Provision for income taxes	32.7	38.7	48.9	53.0
Effective tax rate	42.4%	35.3%	29.7%	27.8%

The effective tax rate for the three and six months ended June 28, 2014 included a net tax expense of $5.8 million and a net tax benefit of $3.7 million, respectively, as a result of changes in certain tax reserves and valuation allowances.  Both the three and six months ended June 28, 2014 included $6.1 million of tax expense from an out-of-period adjustment to properly reflect the valuation allowance related to state deferred tax assets and $6 million of tax expense related to our change in estimate of the potential outcome of uncertain tax issues in China.  These expense items were offset by tax benefits of $6.3 million and $15.8 million in the three and six months ended June 28, 2014, respectively, due primarily to the closing of tax years.  Additionally, the effective tax rate for the six months ended June 28, 2014 included $4.8 million of tax benefit from out-of-period adjustments to properly reflect deferred taxes related to acquisitions completed in 2002 and 2003. The impact of the out-of-period adjustments was not material to the periods reported and any previous financial statements.

The effective tax rate for the three and six months ended June 29, 2013 included a tax expense of $1.4 million and a net tax benefit of $3.7 million, respectively, for revaluation of deferred tax balances due to changes in certain foreign statutory tax rates.  Additionally, the effective tax rate for the six months ended June 29, 2013 included net tax benefits of $8.9 million related to changes in tax law, including $4.2 million of tax benefit attributable to the retroactive reinstatement of the federal research and development tax credit.

Avery Dennison Corporation

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $17 million, primarily as a result of closing tax years.

Note 12.  Net Income Per Share

Net income per common share was computed as follows:

		Three Months Ended		Six Months Ended
(In millions, except per share amounts)		June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
(A)	Income from continuing operations	$44.4	$70.8	$116.0	$137.6
(B)	Loss from discontinued operations, net of tax	(1.9)	(2.0)	(2.3)	(11.0)
(C)	Net income available to common shareholders	$42.5	$68.8	$113.7	$126.6
(D)	Weighted-average number of common shares outstanding	94.9	99.3	95.4	99.7
	Dilutive shares (additional common shares issuable under stock-based awards)	1.8	1.5	1.9	1.6
(E)	Weighted-average number of common shares outstanding, assuming dilution	96.7	100.8	97.3	101.3
Net income (loss) per common share:
	Continuing operations (A) ÷ (D)	$.47	$.71	$1.22	$1.38
	Discontinued operations (B) ÷ (D)	(.02)	(.02)	(.03)	(.11)
Net income per common share (C) ÷ (D)		$.45	$.69	$1.19	$1.27
Net income (loss) per common share, assuming dilution:
	Continuing operations (A) ÷ (E)	$.46	$.70	$1.19	$1.36
	Discontinued operations (B) ÷ (E)	(.02)	(.02)	(.02)	(.11)
Net income per common share, assuming dilution (C) ÷ (E)		$.44	$.68	$1.17	$1.25

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect.  Stock-based compensation awards excluded from the computation totaled approximately 3 million shares and 4 million shares for the three and six months ended June 28, 2014, respectively, and 5 million shares and 6 million shares for the three and six months ended June 29, 2013, respectively.

Avery Dennison Corporation

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 28, 2014 were as follows:

(In millions)	Cash Flow Hedges	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
Balance as of December 28, 2013	$(1.0)	$(418.1)	$138.0	$(281.1)
Other comprehensive loss before reclassifications, net of tax	(1.6)	(1.0)	(4.0)	(6.6)
Reclassifications to net income, net of tax	1.1	8.0	–	9.1
Net current-period other comprehensive (loss) income, net of tax	(.5)	7.0	(4.0)	2.5
Balance as of June 28, 2014	$(1.5)	$(411.1)	$134.0	$(278.6)

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 29, 2013 were as follows:

(In millions)	Cash Flow Hedges	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
Balance as of December 29, 2012	$(2.0)	$(456.5)	$180.5	$(278.0)
Other comprehensive income (loss) before reclassifications, net of tax	1.0	–	(56.5)	(55.5)
Reclassifications to net income, net of tax	(.1)	8.6	–	8.5
Net current-period other comprehensive income (loss), net of tax	.9	8.6	(56.5)	(47.0)
Balance as of June 29, 2013	$(1.1)	$(447.9)	$124.0	$(325.0)

Amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) income from continuing operations were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$(1.5)	$.3	$(1.5)	$.8	Cost of products sold
Commodity contracts	.1	(.2)	.2	(.7)	Cost of products sold
	(1.4)	.1	(1.3)	.1	Total before tax
	.2	(.1)	.2	(.1)	Provision for income taxes
	(1.2)	–	(1.1)	–	Net of tax

Pension and other postretirement benefits (1)	(6.4)	(5.9)	(11.9)	(12.0)
	2.7	2.0	3.9	4.0	Provision for income taxes
	(3.7)	(3.9)	(8.0)	(8.0)	Net of tax
Total reclassifications for the period	$(4.9)	$(3.9)	$(9.1)	$(8.0)	Total, net of tax

(1) See Note 6, “Pension and Other Postretirement Benefits,” for more information.

Avery Dennison Corporation

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive loss (income):

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Pension and other postretirement benefits	$2.7	$2.3	$3.9	$4.3
Cash flow hedges	(.1)	.3	(.1)	.6
Income tax expense related to components of other comprehensive loss (income)	$2.6	$2.6	$3.8	$4.9

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of June 28, 2014:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.8	$7.6	$10.2	$–
Derivative assets	3.9	.1	3.8	–

Liabilities
Derivative liabilities	$10.4	$–	$10.4	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2013:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.7	$7.6	$10.1	$–
Short-term investments	114.5	–	114.5	–
Derivative assets	3.2	.1	3.1	–

Liabilities
Derivative liabilities	$4.7	$–	$4.7	$–

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of June 28, 2014, trading securities of $.4 million and $17.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of December 28, 2013, trading securities of $.3 million and $17.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Short-term investments are comprised of commercial paper and are measured at fair value using broker quoted prices.  As of December 28, 2013, short-term investments were included in “Cash and cash equivalents” in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

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

Environmental

As of June 28, 2014, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at eleven waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed.  We are participating with other PRPs at these sites, and anticipate that our share of remediation costs will be determined pursuant to agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The activity for the six months ended June 28, 2014 related to environmental liabilities was as follows:

(In millions)
Balance at December 28, 2013	$29.6
Charges (reversals), net	1.1
Payments	(2.4)
Balance at June 28, 2014	$28.3

As of June 28, 2014, approximately $10 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Guarantees

We participate in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions.  We guarantee the collection of the related receivables.  At June 28, 2014, the outstanding amount guaranteed was approximately $6 million.

Unused letters of credit (primarily standby) outstanding with various financial institutions were approximately $67 million at June 28, 2014.

Commitments

On September 9, 2005, we completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the North American headquarters and research center of our Materials group.  The facility consists of land, buildings, and equipment.  We lease the facility under an operating lease arrangement, which contains a residual value guarantee of $31.5 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $11.5 million (collectively, the “Guarantee”).  At the end of the lease term, we have the option to purchase or remarket the facility at an amount equivalent to the value of the Guarantee.  If our estimated fair value (or estimated selling price) of the facility falls below the Guarantee, we would be required to pay the lessor a shortfall, which is an amount equivalent to the Guarantee less our estimated fair value.  During the second quarter of 2011, we estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term.  The carrying amount of the shortfall was approximately $20 million at June 28, 2014, which was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

Note 16.  Segment Information

Financial information by reportable segment from continuing operations is set forth below.

	Three Months Ended		Six Months Ended

(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,180.9	$1,113.9	$2,324.4	$2,211.9
Retail Branding and Information Solutions	414.4	419.6	802.1	802.3
Vancive Medical Technologies	20.5	18.8	39.4	37.0
Net sales to unaffiliated customers	$1,615.8	$1,552.3	$3,165.9	$3,051.2
Intersegment sales
Pressure-sensitive Materials	$16.7	$16.5	$32.9	$33.0
Retail Branding and Information Solutions	.6	.6	1.4	1.0
Vancive Medical Technologies	2.5	.3	4.8	1.0
Intersegment sales	$19.8	$17.4	$39.1	$35.0
Income from continuing operations before taxes
Pressure-sensitive Materials	$86.5	$117.5	$198.5	$222.4
Retail Branding and Information Solutions	28.3	23.6	44.9	38.2
Vancive Medical Technologies	(1.7)	(2.8)	(4.3)	(5.5)
Corporate expense	(20.4)	(14.0)	(43.2)	(37.5)
Interest expense	(15.6)	(14.8)	(31.0)	(27.0)
Income from continuing operations before taxes	$77.1	$109.5	$164.9	$190.6
Other expense (income), net by reportable segment
Pressure-sensitive Materials	$32.9	$1.7	$34.2	$5.3
Retail Branding and Information Solutions	5.6	6.0	11.6	9.0
Corporate	–	(8.0)	–	(7.1)
Other expense (income), net	$38.5	$(.3)	$45.8	$7.2
Other expense (income), net by type
Restructuring costs:
Severance and related costs	$35.9	$5.4	$42.9	$12.2
Asset impairment charges and lease and other contract cancellation costs	2.6	2.4	2.9	3.7
Other items:
Gain on sale of assets	(.6)	(10.9)	(.6)	(12.2)
Loss from curtailment of pension obligation	.6	–	.6	–
Legal settlement	–	2.5	–	2.5
Divestiture-related costs (1)	–	.3	–	1.0
Other expense (income), net	$38.5	$(.3)	$45.8	$7.2

(1) Represents only the portion allocated to continuing operations.

Note 17.  Recent Accounting Requirements

In June 2014, the Financial Accounting Standards Board (“FASB”) revised guidance on share-based compensation awards that require a specific performance target to be achieved in order for the awards to vest. This revised guidance requires that a performance target that impacts vesting and can be achieved after the requisite service period be treated as a performance condition. As such, a performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that a performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The revised guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and can be applied either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Early adoption is permitted.  We do not anticipate the adoption of this revised guidance to have a significant impact on our financial position, results of operations, cash flows, or disclosures.

Avery Dennison Corporation

In May 2014, the FASB issued revised guidance on revenue recognition. This revised guidance provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This revised guidance will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This revised guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This revised guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of adoption recognized at the date of initial application. Early adoption is not permitted. We are evaluating the method and impact the adoption of this revised guidance will have on our financial position, results of operations, cash flows, or disclosures.

In April 2014, the FASB issued revised guidance on reporting discontinued operations.  This revised guidance defines a discontinued operation as a disposal of a component or a group of components of an entity that represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  This revised guidance also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This revised guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years, with earlier adoption permitted.  We do not anticipate the adoption of this revised guidance to have a significant impact on our financial position, results of operations, cash flows, or disclosures.

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

Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions.  By excluding certain accounting effects, both positive and negative, of certain items, we believe that we are providing meaningful supplemental information to facilitate an understanding of our core operating results and liquidity measures.  These non-GAAP financial measures are used internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

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

•                  Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sale of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments, plus discretionary contributions to pension plans and charitable contribution to Avery Dennison Foundation utilizing proceeds from divestitures.  Free cash flow excludes uses of cash that do not directly or immediately support the underlying business, such as discretionary debt reductions, dividends, share repurchases, and certain effects of acquisitions and divestitures (e.g., cash flow from discontinued operations, taxes, and transaction costs).

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Sales

Our sales increased 4% in the first six months of 2014 compared to the same period last year.

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Estimated change in sales due to
Organic sales change	4%	5%	5%	4%
Foreign currency translation	–	(1)	(1)	–
Reported sales change	4%	4%	4%	4%

Income from Continuing Operations

Income from continuing operations decreased approximately $26 million and $22 million in the second quarter and first six months of 2014, respectively, compared to the same periods last year.  Major factors affecting the change in income from continuing operations in the first six months of 2014 compared to the same period last year included:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Higher volume

Offsetting factors:

•                  Higher restructuring costs, primarily related to the consolidation of certain European operations in our Pressure-sensitive Materials segment

•                  Higher employee-related costs

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

Cost Reduction Actions

2014 Actions

During the first six months of 2014, we recorded $45.9 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 (“2014 Actions”), primarily related to the consolidation of certain European operations. These charges consisted of severance and related costs for the reduction of approximately 970 positions and asset impairment charges. We anticipate approximately $31 million in annualized savings from these restructuring actions, of which approximately $10 million is expected to be realized in 2014, with the remainder realized in 2015.  During the first six months of 2014, we recorded approximately $4 million of transition costs related to the 2014 Actions.

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

Restructuring costs were included in “Other expense (income), net” in the unaudited Consolidated Statements of Income. Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Free Cash Flow

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net cash provided by operating activities	$9.8	$46.7
Purchases of property, plant and equipment	(67.5)	(49.9)
Purchases of software and other deferred charges	(14.4)	(24.6)
Proceeds from sale of property, plant and equipment	.6	25.8
Sales of investments, net	.1	.1
Plus divestiture-related payments and free cash outflow from discontinued operations	.6	49.0
Free cash flow	$(70.8)	$47.1

Free cash flow in the first six months of 2014 decreased compared to 2013 primarily due to the timing of vendor payments, higher incentive compensation paid in 2014 for the 2013 performance year, and higher income tax payments, partially offset by the timing of inventory purchases and lower pension contributions in the current year.

2014 Outlook

Certain factors that we believe may contribute to results for 2014 are described below.

We expect organic sales growth of approximately 4% in 2014 compared to 2013.

The extra week in our 2014 fiscal year is anticipated to increase sales compared to 2013 and have a modest positive impact on earnings.

We expect earnings to increase in 2014 compared to 2013.

We estimate cash restructuring costs of approximately $50 million in 2014.

We expect our full year 2014 tax rate to be comparable to 2013.

We anticipate our capital and software expenditures in 2014 to be approximately $185 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

Income from Continuing Operations before Taxes

	Three Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net sales	$1,615.8	$1,552.3
Cost of products sold	1,187.6	1,134.8
Gross profit	428.2	417.5
Marketing, general and administrative expense	297.0	293.5
Interest expense	15.6	14.8
Other expense (income), net	38.5	(.3)
Income from continuing operations before taxes	$77.1	$109.5

As a Percentage of Sales
Gross profit	26.5%	26.9%
Marketing, general and administrative expense	18.4	18.9
Income from continuing operations before taxes	4.8	7.1

Sales

Sales from continuing operations increased 4% in the second quarter of 2014 compared to the same period last year on both reported and organic bases, primarily due to higher volume.

Refer to “Results of Operations by Reportable Segment for the Second Quarter” for further information.

Gross Profit Margin

Gross profit margin for the second quarter of 2014 decreased compared to the same period last year due to changes in product mix, and higher employee-related costs, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the second quarter of 2014 compared to the same period last year due to higher employee-related costs partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Other Expense (Income), net

	Three Months Ended
(In millions)	June 28, 2014	June 29, 2013
Other expense (income), net by type
Restructuring costs:
Severance and related costs	$35.9	$5.4
Asset impairment charges	2.6	2.4
Other items:
Gain on sale of assets	(.6)	(10.9)
Loss from curtailment of pension obligation	.6	–
Legal settlement	–	2.5
Divestiture-related costs(1)	–	.3
Other expense (income), net	$38.5	$(.3)

(1) Represents only the portion allocated to continuing operations.

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	June 28, 2014	June 29, 2013
Income from continuing operations before taxes	$77.1	$109.5
Provision for income taxes	32.7	38.7
Income from continuing operations	44.4	70.8
Loss from discontinued operations, net of tax	(1.9)	(2.0)
Net income	$42.5	$68.8
Net income per common share	$.45	$.69
Net income per common share, assuming dilution	.44	.68

Net income as a percentage of sales	2.6%	4.4%
Effective tax rate for continuing operations	42.4	35.3

Provision for Income Taxes

The effective tax rate for continuing operations for the three months ended June 28, 2014 included a net tax expense of $5.8 million as a result of changes in certain tax reserves and valuation allowances.  This net tax expense included $6.1 million of tax expense from an out-of-period adjustment to properly reflect the valuation allowance related to state deferred tax assets and $6 million of tax expense related to our change in estimate of the potential outcome of uncertain tax issues in China.  These expense items were offset by tax benefits of $6.3 million, due primarily to the closing of tax years.

The effective tax rate for the three months ended June 29, 2013 included $1.4 million of tax expense for revaluation of deferred tax balances due to changes in certain foreign statutory tax rates.

Our effective tax rate can vary widely from quarter to quarter, resulting from interim reporting requirements, the recognition of discrete events and the timing of repatriation of foreign earnings.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Three Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net sales including intersegment sales	$1,197.6	$1,130.4
Less intersegment sales	(16.7)	(16.5)
Net sales	$1,180.9	$1,113.9
Operating income (1)	86.5	117.5

(1) Included costs associated with restructuring in both quarters and loss from curtailment of pension obligation in 2014	$32.9	$1.7

Net Sales

In the second quarter of 2014, sales in our Pressure-sensitive Materials segment increased approximately 6% compared to the same period last year on both reported and organic bases, primarily due to higher volume. On an organic basis, sales increased 9% in emerging markets, at a mid-single digit rate in Western Europe, and slightly in North America.

In the second quarter of 2014, sales in our label and packaging materials product line increased on an organic basis at a mid-single digit rate. Combined sales on an organic basis for our graphics, reflective, and performance tapes product lines also increased in the second quarter of 2014 at a low-double digit rate.

Operating Income

Operating income decreased in the second quarter of 2014 compared to the same period last year reflecting higher restructuring and transition costs related to the consolidation of certain European operations, as well as higher employee-related costs, and modest net impact of raw material input costs and pricing, partially offset by benefits from productivity initiatives and higher volume.

Avery Dennison Corporation

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net sales including intersegment sales	$415.0	$420.2
Less intersegment sales	(.6)	(.6)
Net sales	$414.4	$419.6
Operating income (1)	28.3	23.6
(1)Included costs associated with restructuring and gain on sale of assets in both quarters	$5.6	$6.0

Net Sales

In the second quarter of 2014, sales in our Retail Branding and Information Solutions segment decreased approximately 1% compared to the same period last year on both reported and organic bases due to lower volume, reflecting decreased demand from U.S.-based retailers and brands, partially offset by increased demand from Europe-based retailers and brands, including strong growth in our radio-frequency identification product line.

Operating Income

Operating income increased in the second quarter of 2014 primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, partially offset by higher employee-related costs and lower volume.

Vancive Medical Technologies

	Three Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net sales including intersegment sales	$23.0	$19.1
Less intersegment sales	(2.5)	(.3)
Net sales	$20.5	$18.8
Operating loss	(1.7)	(2.8)

Net Sales

In the second quarter of 2014, sales in our Vancive Medical Technologies segment increased approximately 9% compared to the same period last year, reflecting higher sales on an organic basis and the favorable effect of foreign currency translation. On an organic basis, sales increased approximately 6% due to higher volume.

Operating Loss

Operating loss decreased in the second quarter of 2014 compared to the same period last year due to higher volume and lower operating expenses.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

Income from Continuing Operations before Taxes

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net sales	$3,165.9	$3,051.2
Cost of products sold	2,330.5	2,232.0
Gross profit	835.4	819.2
Marketing, general and administrative expense	593.7	594.4
Interest expense	31.0	27.0
Other expense, net	45.8	7.2
Income from continuing operations before taxes	$164.9	$190.6
As a Percentage of Sales
Gross profit	26.4%	26.8%
Marketing, general and administrative expense	18.8	19.5
Income from continuing operations before taxes	5.2	6.2

Sales

Sales from continuing operations increased 4% in the first six months of 2014 compared to the same period last year due to higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation. On an organic basis, sales increased approximately 5% due to higher volume.

Refer to “Results of Operations by Reportable Segment for the Six Months Year-to-Date” for further information.

Gross Profit Margin

Gross profit margin for the first six months of 2014 decreased compared to the same period last year due to changes in product mix, higher employee-related costs, and modest net impact of raw material input costs and pricing, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first six months of 2014 compared to the same period last year, primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs.

Other Expense, net

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Other expense, net by type
Restructuring costs:
Severance and related costs	$42.9	$12.2
Asset impairment charges and lease and other contract cancellation charges	2.9	3.7
Other items:
Gain on sale of assets	(.6)	(12.2)
Loss from curtailment of pension obligation	.6	–
Legal settlement	–	2.5
Divestiture-related costs(1)	–	1.0
Other expense, net	$45.8	$7.2

(1) Represents only the portion allocated to continuing operations.

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts)	June 28, 2014	June 29, 2013
Income from continuing operations before taxes	$164.9	$190.6
Provision for income taxes	48.9	53.0
Income from continuing operations	116.0	137.6
Loss from discontinued operations, net of tax	(2.3)	(11.0)
Net income	$113.7	$126.6
Net income per common share	$1.19	$1.27
Net income per common share, assuming dilution	1.17	1.25

Net income as a percentage of sales	3.6%	4.1%
Effective tax rate for continuing operations	29.7	27.8

Provision for Income Taxes

The effective tax rate for continuing operations for the six months ended June 28, 2014 included a net tax benefit of $3.7 million as a result of changes in certain tax reserves and valuation allowances and $4.8 million of tax benefit from out-of-period adjustments to properly reflect deferred taxes related to acquisitions completed in 2002 and 2003.  The net tax benefit of $3.7 million included $6.1 million of tax expense from an out-of-period adjustment to properly reflect the valuation allowance related to state deferred tax assets and $6 million of tax expense related to our change in estimate of the potential outcome of uncertain tax issues in China.  These expense items were more than offset by tax benefits of $15.8 million, due primarily to the closing of tax years.

The effective tax rate for the six months ended June 29, 2013 included net tax benefits of $8.9 million related to changes in tax law, including $4.2 million of tax benefit attributable to the retroactive reinstatement of the federal research and development tax credit and a net $3.7 million tax benefit for revaluation of deferred tax balances due to changes in certain foreign statutory tax rates.

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

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net sales including intersegment sales	$2,357.3	$2,244.9
Less intersegment sales	(32.9)	(33.0)
Net sales	$2,324.4	$2,211.9
Operating income (1)	198.5	222.4
(1) Included costs associated with restructuring in both years and loss from curtailment of pension obligation in 2014	$34.2	$5.3

Net Sales

In the first six months of 2014, sales in our Pressure-sensitive Materials segment increased approximately 5% compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation. On an organic basis, sales increased 6% due to higher volume. On an organic basis, sales increased 10% in emerging markets, at a mid-single digit rate in Western Europe, and slightly in North America.

In the first six months of 2014, sales in our label and packaging materials product line increased on an organic basis at a mid-single digit rate. Combined sales on an organic basis for our graphics, reflective, and performance tapes product lines also increased in the first six months of 2014 at a high-single digit rate.

Avery Dennison Corporation

Operating Income

Operating income decreased in the first six months of 2014 compared to the same period last year primarily reflecting higher restructuring and transition costs related to the consolidation of certain European operations, as well as higher employee-related costs, and modest net impact of raw material input costs and pricing, partially offset by higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Retail Branding and Information Solutions

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net sales including intersegment sales	$803.5	$803.3
Less intersegment sales	(1.4)	(1.0)
Net sales	$802.1	$802.3
Operating income (1)	44.9	38.2
(1)Included costs associated with restructuring and gain on sale of assets in both years	$11.6	$9.0

Net Sales

In the first six months of 2014, sales in our Retail Branding and Information Solutions segment were comparable to the same period last year due to higher sales on an organic basis offset by the unfavorable impact of foreign currency translation. On an organic basis, sales increased approximately 1%, due to higher volume and changes in pricing.

Operating Income

Operating income increased in the six months of 2014 compared to the same period last year primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, partially offset by higher employee-related costs.

Vancive Medical Technologies

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net sales including intersegment sales	$44.2	$38.0
Less intersegment sales	(4.8)	(1.0)
Net sales	$39.4	$37.0
Operating loss	(4.3)	(5.5)

Net Sales

In the first six months of 2014, sales in our Vancive Medical Technologies segment increased approximately 6% compared to the same period last year, reflecting higher sales on an organic basis and the favorable impact of foreign currency translation. On an organic basis, sales increased approximately 4% due to higher volume.

Operating Loss

Operating loss decreased in the first six months of 2014 compared to the same period last year due to higher volume and lower operating expenses.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net income	$113.7	$126.6
Depreciation and amortization	99.4	103.3
Provision for doubtful accounts and sales returns	9.8	9.5
Net loss (gain) from asset impairments and sale/disposal of assets	3.8	(9.2)
Stock-based compensation	14.5	17.6
Other non-cash items	25.9	28.2
Changes in assets and liabilities and other adjustments (1)	(257.3)	(229.3)
Net cash provided by operating activities	$9.8	$46.7

(1) For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first six months of 2014, cash flow provided by operating activities decreased compared to the same period last year due to the timing of vendor payments, higher incentive compensation paid in 2014 for the 2013 performance year, and higher income tax payments.  These factors were partially offset by the impact of cash outflow related to the OCP and DES businesses in the prior year, the timing of inventory purchases and lower pension contributions in the current year.

Cash Flow for Investing Activities

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Purchases of property, plant and equipment	$(67.5)	$(49.9)
Purchases of software and other deferred charges	(14.4)	(24.6)
Proceeds from sale of property, plant and equipment	.6	25.8
Sales of investments, net	.1	.1
Other	–	.8
Net cash used in investing activities	$(81.2)	$(47.8)

Capital and Software Spending

During the first six months of 2014, we invested in new equipment in Europe, Asia and the U.S. During the first six months of 2013, we invested in new equipment primarily in Asia and the U.S.

Information technology investments in the first six months of both 2014 and 2013 were primarily associated with standardization initiatives.

Proceeds from Sale of Property, Plant and Equipment

In April 2013, we sold the property and equipment of our former corporate headquarter in Pasadena, California for approximately $20 million and recognized a pre-tax gain of $10.9 million in “Other expense (income), net” in the unaudited Consolidated Statements of Income.

Cash Flow for Financing Activities

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net change in borrowings and payments of debt	$144.2	$171.9
Dividends paid	(60.9)	(55.7)
Share repurchases	(153.4)	(148.9)
Proceeds from exercise of stock options, net	18.4	32.4
Other	(2.7)	(8.1)
Net cash used in financing activities	$(54.4)	$(8.4)

Avery Dennison Corporation

Borrowings and Repayment of Debt,

Given the seasonality of our cash flow, during the first six months of 2014 and 2013, our commercial paper and foreign short-term borrowings were used mainly to fund share repurchase activity and support operational requirements and capital expenditures. Refer to “Share Repurchases” below for more information.

In April 2013, we issued $250 million of senior notes, due April 2023.  The notes bear an interest rate of 3.35% per year, payable semiannually in arrears.  Net proceeds from the offering, after deducting underwriting discounts and offering expenses, of approximately $247.5 million were used to repay a portion of the indebtedness outstanding under our commercial paper program during the second quarter of 2013.

Dividend Payments

Our dividend per share was $.64 in the first six months of 2014 compared to $.56 per share in the same period last year.

In April 2014, we increased our quarterly dividend to $.35 per share, representing a 21% increase from our previous dividend rate of $.29 per share.

Share Repurchases

During the first six months of 2014, we repurchased approximately 3.1 million shares of our common stock at an aggregate cost of $153.4 million. During the first six months of 2013, we repurchased approximately 3.5 million shares of our common stock at an aggregate cost of $148.9 million.

As of June 28, 2014, shares of our common stock in the aggregate amount of approximately $302 million remained authorized for repurchase under our July 2013 Board authorization.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the six months ended June 28, 2014, goodwill increased by approximately $8 million to $759 million, which reflected the impact of acquisition adjustments and foreign currency translation.

In the six months ended June 28, 2014, other intangibles resulting from business acquisitions, net, decreased by approximately $13 million to $83 million, which primarily reflected current year amortization expense.

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the six months ended June 28, 2014, other assets increased by approximately $3 million to $489 million, which reflected increases in the cash surrender value of our corporate-owned life insurance and reclassification of certain assets from “Property, plant and equipment, net” to “Other assets.”  These increases were partially offset by the amortization of software and deferred charges, net of purchases and the collection of a long-term value-added tax receivable in Europe.

Shareholders’ Equity Accounts

In the six months ended June 28, 2014, the balance of our shareholders’ equity decreased by approximately $63 million to $1.43 billion, which primarily reflected the effect of share repurchases and dividend payments, partially offset by net income.

In the six months ended June 28, 2014, the balance of our treasury stock increased by approximately $119 million to $1.29 billion, which reflected share repurchase activity, partially offset by the use of treasury shares to settle exercises of stock options and vesting of stock-based awards and funding contributions to our U.S. defined contribution plan.

Impact of Foreign Currency Translation

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Change in net sales	$(17)	$(5)
Change in income from continuing operations	(1)	1

International operations generated approximately 76% of our net sales during the six months ended June 28, 2014.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

Avery Dennison Corporation

The effect of foreign currency translation on net sales in the first six months of 2014 compared to the same period last year primarily reflected the unfavorable impact from sales in Brazil, Argentina, India, and Australia, partially offset by the favorable impact from sales in certain countries in the European Union.

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

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities and net assets held for sale), as a percentage of annualized net sales, increased in the first six months of 2014 compared to the same period last year, primarily due to a decrease in short-term and current portion of long-term debt, as well as an increase in net trade accounts receivable and inventories.

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Six Months Ended
(Dollars in millions)	June 28, 2014	June 29, 2013
(A) Working capital	$505.0	$165.3
Reconciling items:
Cash and cash equivalents	(221.9)	(211.6)
Current deferred and refundable income taxes and other current assets	(230.8)	(250.5)
Short-term borrowings and current portion of long-term debt and capital leases	227.5	438.2
Current deferred and payable income taxes and other current accrued liabilities	523.8	554.8
(B) Operational working capital	$803.6	$696.2
(C) Annualized net sales (year-to-date sales, multiplied by two)	$6,331.8	$6,102.4
Working capital, as a percentage of annualized net sales (A) ÷ (C)	8.0%	2.7%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	12.7%	11.4%

As a percentage of annualized net sales, operational working capital for the first six months of 2014 increased compared to the same period in the prior year.  The primary factors contributing to this change, which include the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 63 days in the first six months of 2014 compared to 60 days in the first six months of 2013, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months of 2014 and 2013, respectively.  The increase in current year average number of days sales outstanding reflected the timing of collections and longer payment terms with customers.

Inventory Ratio

Average inventory turnover was 8.4 in the first six months of 2014 compared to 8.7 in the first six months of 2013, calculated using the annualized cost of sales (cost of sales for the first six months, multiplied by two) divided by the two-quarter average inventory balance for the first six months of 2014 and 2013, respectively.  The decrease in the average inventory turnover from the prior year primarily reflected increased production to support expected higher sales.

Accounts Payable Ratio

The average number of days payable outstanding was 69 days in the first six months of 2014 compared to 67 days in the first six months of 2013, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months of 2014 and 2013.  The increase in the average number of days payable outstanding from prior year was primarily due to the impact of extensions in payment terms with suppliers and the timing of inventory purchases.

Avery Dennison Corporation

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At June 28, 2014, we had cash and cash equivalents of approximately $222 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At June 28, 2014, the majority of our cash and cash equivalents was held by our foreign subsidiaries.  To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating certain foreign earnings. However, if we were to repatriate incremental foreign earnings, we may be subject to additional taxes in the U.S.

Our $675 million revolving credit facility (the “Revolver”), which supports our commercial paper program, matures on December 22, 2016.  Based upon our current outlook for our business and market conditions, we believe that the Revolver, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, would, if necessary, provide sufficient liquidity to fund our operations during the next twelve months.  As of June 28, 2014, no balances were outstanding under the Revolver.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $145 million in the first six months of 2014 to $1.17 billion compared to $1.03 billion at year-end 2013, primarily reflecting an increase in commercial paper and foreign short-term borrowings to fund share repurchase activity  and support operational requirements and capital expenditures given the seasonality of our cash flow during the year.

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

During the third quarter of 2013, we began a phased implementation of a new financial system, primarily for our North American and European pressure-sensitive materials businesses, medical solutions business and our corporate accounting function.  At the same time, we commenced a phased outsourcing of transaction processing and accounting activities to a new third-party service provider.  As part of the transition process, we reviewed the related internal controls and determined that the design of the controls surrounding these processes satisfied our control objectives. Where appropriate, we made changes to affected internal controls and are in the process of testing their operating effectiveness.  We are performing the implementation in the ordinary course of business to increase efficiency and we expect to substantially complete the implementation by the end of 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities in the three fiscal months of the second quarter of 2014 are listed in the following table.

(Dollars in millions, except per share amounts; shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans
March 30, 2014 – April 26, 2014	583.2	$50.31	583.2
April 27, 2014 – May 24, 2014	721.7	48.30	721.7
May 25, 2014 – June 28, 2014	606.4	49.52	606.4
Total	1,911.3	$49.30	1,911.3	$301.6

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

July 30, 2014