Form 10-Q
period 2014-09-27
Avery Dennison Corp
filed 2014-10-29
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014.

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

Number of shares of $1 par value common stock outstanding as of October 25, 2014: 91,101,052

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2014 QUARTERLY REPORT ON FORM 10-Q

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$195.6	$351.6
Trade accounts receivable, less allowances of $31.4 and $31.6 at September 27, 2014 and December 28, 2013, respectively	1,087.6	1,016.5
Inventories, net	547.2	494.1
Current deferred and refundable income taxes	105.6	103.4
Assets held for sale	.9	1.3
Other current assets	132.9	124.9
Total current assets	2,069.8	2,091.8
Property, plant and equipment	2,689.1	2,700.8
Accumulated depreciation	(1,805.0)	(1,778.3)
Property, plant and equipment, net	884.1	922.5
Goodwill	742.0	751.1
Other intangibles resulting from business acquisitions, net	73.9	96.0
Non-current deferred income taxes	238.8	263.4
Other assets	484.9	485.8
	$4,493.5	$4,610.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$167.1	$76.9
Accounts payable	867.0	889.5
Current deferred and payable income taxes	44.8	49.3
Other current liabilities	554.0	538.4
Total current liabilities	1,632.9	1,554.1
Long-term debt and capital leases	945.1	950.6
Long-term retirement benefits and other liabilities	467.8	476.4
Non-current deferred and payable income taxes	140.9	137.3
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at September 27, 2014 and December 28, 2013; issued – 124,126,624 shares at September 27, 2014 and December 28, 2013; outstanding – 92,391,023 shares and 96,178,411 shares at September 27, 2014 and December 28, 2013, respectively	124.1	124.1
Capital in excess of par value	818.6	812.3
Retained earnings	2,096.2	2,009.1
Treasury stock at cost, 31,735,601 shares and 27,948,213 shares at September 27, 2014 and December 28, 2013, respectively	(1,378.5)	(1,172.2)
Accumulated other comprehensive loss	(353.6)	(281.1)
Total shareholders’ equity	1,306.8	1,492.2
	$4,493.5	$4,610.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$1,559.6	$1,504.9	$4,725.5	$4,556.1
Cost of products sold	1,158.9	1,102.7	3,489.4	3,334.7
Gross profit	400.7	402.2	1,236.1	1,221.4
Marketing, general and administrative expense	276.3	285.7	870.0	880.1
Interest expense	15.4	16.0	46.4	43.0
Other expense, net	7.8	25.7	53.6	32.9
Income from continuing operations before taxes	101.2	74.8	266.1	265.4
Provision for income taxes	36.2	12.8	85.1	65.8
Income from continuing operations	65.0	62.0	181.0	199.6
Loss from discontinued operations, net of tax	(.7)	(15.5)	(3.0)	(26.5)
Net income	$64.3	$46.5	$178.0	$173.1
Per share amounts:
Net income (loss) per common share:
Continuing operations	$.70	$.63	$1.91	$2.01
Discontinued operations	(.01)	(.16)	(.03)	(.26)
Net income per common share	$.69	$.47	$1.88	$1.75
Net income (loss) per common share, assuming dilution:
Continuing operations	$.68	$.62	$1.87	$1.98
Discontinued operations	–	(.15)	(.03)	(.26)
Net income per common share, assuming dilution	$.68	$.47	$1.84	$1.72
Dividends per common share	$.35	$.29	$.99	$.85
Average shares outstanding:
Common shares	93.3	97.9	94.7	99.1
Common shares, assuming dilution	95.2	99.6	96.6	100.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$64.3	$46.5	$178.0	$173.1
Other comprehensive (loss) income, before tax:
Foreign currency translation	(79.5)	45.4	(83.5)	(11.1)
Pension and other postretirement benefits	5.7	84.4	16.6	97.3
Cash flow hedges	.5	(1.9)	(.1)	(0.4)
Other comprehensive (loss) income, before tax	(73.3)	127.9	(67.0)	85.8
Income tax expense related to components of other comprehensive (loss) income	1.7	30.5	5.5	35.4
Other comprehensive (loss) income, net of tax	(75.0)	97.4	(72.5)	50.4
Total comprehensive (loss) income, net of tax	$(10.7)	$143.9	$105.5	$223.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Operating Activities
Net income	$178.0	$173.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99.0	104.9
Amortization	49.5	50.8
Provision for doubtful accounts and sales returns	14.8	14.1
Loss (gain) on sale of businesses	3.0	(52.2)
Indefinite-lived intangible asset impairment charge	3.0	–
Net losses (gains) from asset impairments and sales/disposals of assets	3.3	(5.6)
Stock-based compensation	22.1	25.4
Other non-cash expense and loss	32.1	40.2
Other non-cash income and gain	–	(12.9)
Changes in assets and liabilities and other adjustments	(204.6)	(242.1)
Net cash provided by operating activities	200.2	95.7
Investing Activities
Purchases of property, plant and equipment	(100.8)	(79.1)
Purchases of software and other deferred charges	(22.0)	(34.6)
Proceeds from sales of property, plant and equipment	4.1	30.8
Sales of investments, net	–	.6
Proceeds from sale of businesses, net of cash provided	–	484.0
Other	–	.8
Net cash (used in) provided by investing activities	(118.7)	402.5
Financing Activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	86.3	(398.3)
Additional borrowings (maturities longer than 90 days)	–	250.0
Payments of debt (maturities longer than 90 days)	(1.1)	(1.4)
Dividends paid	(93.4)	(84.1)
Share repurchases	(247.3)	(223.8)
Proceeds from exercises of stock options, net	22.6	40.2
Other	(2.4)	(8.7)
Net cash used in financing activities	(235.3)	(426.1)
Effect of foreign currency translation on cash balances	(2.2)	2.1
(Decrease) increase in cash and cash equivalents	(156.0)	74.2
Cash and cash equivalents, beginning of year	351.6	235.4
Cash and cash equivalents, end of period	$195.6	$309.6

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

Fiscal Period

The third quarters of 2014 and 2013 consisted of thirteen-week periods ending September 27, 2014 and September 28, 2013, respectively. The nine months ended September 27, 2014 and September 28, 2013 consisted of thirty-nine-week periods. The interim results of operations are not necessarily indicative of future results.

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

Note 2.  Discontinued Operations, Assets Held for Sale and Sale of Assets

Discontinued Operations

In July 2013, we completed the sale of our former OCP and DES businesses and entered into an amendment to the purchase agreement, which, among other things, increased the target net working capital amount and amended provisions related to employee matters and indemnification.  We continue to be subject to certain indemnification provisions under the terms of the purchase agreement.  In addition, the tax liability associated with the sale is subject to completion of tax return filings in the jurisdictions in which our former OCP and DES businesses operated.

The results of these discontinued operations and loss on sale were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$–	$–	$–	$380.5
Income (loss) before taxes, including divestiture-related and restructuring costs	$–	$4.1	$–	$(10.6)
Provision for (benefit from) income taxes	–	(2.9)	–	.8
Income (loss) from discontinued operations, net of tax before loss on sale	–	1.2	–	(9.8)
(Loss) gain on sale before taxes	(.4)	52.2	(3.0)	52.2
Tax provision on sale	(.3)	(68.9)	–	(68.9)
Loss from discontinued operations, net of tax	$(.7)	$(15.5)	$(3.0)	$(26.5)

During the nine months ended September 27, 2014, loss from discontinued operations, net of tax, included costs related to the resolution of certain post-closing adjustments, including completion of the final purchase price allocation in the third quarter of 2014.

During the nine months ended September 28, 2013, loss from discontinued operations, net of tax, included a net gain on curtailment and settlement associated with certain U.S. pension plans.  Refer to Note 6, “Pension and Other Postretirement Benefits,” for further information. The income tax provision included in the net loss on sale in both the third quarter and first nine months of 2013 reflects tax versus book basis differences, primarily associated with goodwill.

Avery Dennison Corporation

Net sales from continuing operations to discontinued operations were $.8 million and $44.8 million for the three and nine months ended September 28, 2013, respectively. These sales have been included in “Net sales” in the unaudited Consolidated Statements of Income.

Assets Held for Sale and Sale of Assets

We classified certain properties and equipment that we are in the process of selling as “held for sale” in the unaudited Condensed Consolidated Balance Sheets at September 27, 2014 and December 28, 2013.

In September 2014, we sold properties in Framingham, Massachusetts used primarily as the former headquarters of our Retail Branding and Information Solutions business for $3.3 million, recognizing a pre-tax gain of $1.9 million.  In April 2013, we sold the property and equipment of our former corporate headquarters in Pasadena, California for approximately $20 million, recognizing a pre-tax gain of $10.9 million. These gains were recorded in “Other expense, net” in the unaudited Consolidated Statements of Income.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	September 27, 2014	December 28, 2013
Raw materials	$214.6	$196.3
Work-in-progress	163.9	149.0
Finished goods	168.7	148.8
Inventories, net	$547.2	$494.1

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the nine months ended September 27, 2014, by reportable segment, were as follows:

(In millions)	Pressure-sensitive Materials	Retail Branding and Information Solutions	Total
Goodwill as of December 28, 2013	$334.4	$416.7	$751.1
Acquisition adjustments(1)	.4	6.9	7.3
Translation adjustments	(13.2)	(3.2)	(16.4)
Goodwill as of September 27, 2014	$321.6	$420.4	$742.0

(1) Acquisition adjustments related to deferred taxes from previous acquisitions.  See Note 11, “Taxes Based on Income,” for more information.

The carrying amounts of goodwill at September 27, 2014 and December 28, 2013 were net of accumulated impairment losses of $820 million, which were reported in our Retail Branding and Information Solutions segment.

There was no goodwill associated with our Vancive Medical Technologies reportable segment.

Indefinite-Lived Intangible Assets

In the third quarter of 2014, we determined that there was a need to conduct an interim impairment test of our indefinite-lived intangible assets.  The factors considered included a shortfall in 2014 full-year projected revenue and a change to 2015 projected revenue associated with these assets.  The interim impairment test indicated that the fair value of our indefinite-lived intangible assets was less than its carrying value, which resulted in a non-cash asset impairment charge of $3 million in our Retail Branding and Information Solutions segment.  This charge was recorded in “Other expense, net” in the unaudited Consolidated Statements of Income.

The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trademarks, was $7.9 million and $10.9 million at September 27, 2014 and December 28, 2013, respectively.

Avery Dennison Corporation

Finite-Lived Intangible Assets

The following table sets forth our finite-lived intangible assets resulting from business acquisitions at September 27, 2014 and December 28, 2013, which continue to be amortized:

	September 27, 2014			December 28, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$ 232.0	$ 178.1	$ 53.9	$ 234.1	$ 164.6	$ 69.5
Patents and other acquired technology	49.0	41.6	7.4	48.9	38.3	10.6
Trade names and trademarks	25.0	21.4	3.6	26.2	22.5	3.7
Other intangibles	12.5	11.4	1.1	12.4	11.1	1.3
Total	$ 318.5	$ 252.5	$ 66.0	$ 321.6	$ 236.5	$ 85.1

Amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions was $5.8 million and $18.7 million for the three and nine months ended September 27, 2014, respectively, and $6.7 million and $21.6 million for the three and nine months ended September 28, 2013, respectively.

The estimated amortization expense from continuing operations for finite-lived intangible assets resulting from business acquisitions for the remainder of the current fiscal year and each of the next four fiscal years is expected to be as follows:

(In millions)	Estimated Amortization Expense
Remainder of 2014	$5.6
2015	20.9
2016	19.3
2017	10.1
2018	2.5

Note 5.  Debt

In October 2014, we amended and restated our revolving credit facility (the “Revolver”) with certain domestic and foreign banks, which increased the amount available thereunder from $675 million to $700 million.  The amendment also extended the Revolver’s maturity date from December 22, 2016 to October 3, 2019 and adjusted pricing to reflect favorable market conditions.  The maturity date may be extended for one-year periods under certain circumstances as set forth in the agreement. The commitments under the Revolver may be increased by up to $325 million, subject to lender approval and customary requirements.  Financing available under the Revolver is used as a back-up facility for our commercial paper issuance and can be used to finance other corporate requirements.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities.  The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.19 billion at September 27, 2014 and $1.06 billion at December 28, 2013.  Fair value amounts were determined primarily based on Level 2 inputs.

Our various loan agreements require that we maintain specified financial covenant ratios of total debt and interest expense in relation to certain measures of income.  As of September 27, 2014, we were in compliance with our financial covenants.

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

Avery Dennison Corporation

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

The following tables set forth the components of net periodic benefit cost (credit), which are recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.3	$.1	$3.2	$.3	$10.0	$.3	$9.3
Interest cost	11.1	5.8	10.3	5.8	33.5	18.0	29.3	17.2
Expected return on plan assets	(12.9)	(6.6)	(12.4)	(5.6)	(38.9)	(19.6)	(35.8)	(16.7)
Recognized net actuarial loss	4.1	1.3	4.0	1.5	12.2	3.9	13.7	4.6
Amortization of prior service cost	.2	.1	.1	.2	.8	.3	.3	.4
Amortization of transition obligation (asset)	–	.1	–	–	–	.1	–	(.1)
Recognized (gain) loss on curtailment(1)	–	–	–	(1.6)	–	.6	–	(1.6)
Net periodic benefit cost	$2.6	$4.0	$2.1	$3.5	$7.9	$13.3	$7.8	$13.1

(1)    Recognized loss on curtailment in 2014 related to a pension plan in the Netherlands and gain on curtailment in 2013 related to a pension plan in Taiwan.  These amounts were recorded in “Other expense, net” in the unaudited Consolidated Statements of Income.

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest cost	$.1	$.1	$.2	$.2
Recognized net actuarial loss	.7	.6	2.1	1.9
Amortization of prior service credit	(.8)	(.8)	(2.4)	(3.2)
Net periodic benefit credit	$–	$(.1)	$(.1)	$(1.1)

During the nine months ended September 28, 2013, in connection with the sale of our former OCP and DES businesses, we recognized a curtailment gain of $13.5 million associated with our U.S. postretirement health benefit plan, partially offset by curtailment and settlement losses of $10.2 million associated with certain U.S. pension plans.  The net gain of $3.3 million was recorded in “Loss from discontinued operations, net of tax” in the unaudited Consolidated Statements of Income.  Refer to Note 2, “Discontinued Operations, Assets Held for Sale and Sale of Assets,” for more information on the sale.

We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate.  We contributed $3.9 million and $37 million to our U.S. pension plans during the nine months ended September 27, 2014 and September 28, 2013, respectively.  We contributed $1.2 million and $1.7 million to our U.S. postretirement health benefit plan during the nine months ended September 27, 2014 and September 28, 2013, respectively. We contributed approximately $13 million to our international pension plans during both the nine months ended September 27, 2014, and September 28, 2013, respectively.  All of the contributions made in the first nine months of 2014 and 2013 were made to meet minimum funding requirements.

Defined Contribution Plans

We sponsor various defined contribution plans worldwide, with the largest plan being the Avery Dennison Corporation Employee Savings Plan (“Savings Plan”), a 401(k) plan available to our U.S. employees.  We recognized expense from continuing operations of $3.2 million and $14.2 million during the three and nine months ended September 27, 2014, respectively, and $5.2 million and $16.7 million during the three and nine months ended September 28, 2013, respectively, related to our employer contributions and employer match of participant contributions to the Savings Plan.

Avery Dennison Corporation

Note 7.  Research and Development

Research and development expense from continuing operations was $25.1 million and $77 million for the three and nine months ended September 27, 2014, respectively, and $22.4 million and $71 million for the three and nine months ended September 28, 2013,  respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation

Equity Awards

Stock-based compensation expense from continuing operations was $7.6 million and $22.1 million for the three and nine months ended September 27, 2014, respectively, and $8 million and $23.7 million for the three and nine months ended September 28, 2013, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

As of September 27, 2014, we had approximately $40 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average requisite service period of approximately two years.

Cash Awards

Compensation expense from continuing operations related to cash-based awards was $2 million and $11.9 million for the three and nine months ended September 27, 2014, respectively, and $1.9 million and $6.2 million for the three and nine months ended September 28, 2013, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 9.  Cost Reduction Actions

2014 Actions

During the nine months ended September 27, 2014, we recorded $52.9 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 (“2014 Actions”), primarily related to the consolidation of certain European operations.  These charges consisted of severance and related costs for the reduction of approximately 1,195 positions, lease cancellation costs, and asset impairment charges. Approximately 110 employees impacted by our 2014 Actions remained employed with us as of September 27, 2014.  We expect payments to be completed and savings to be realized relating to our 2014 Actions by the end of 2015.

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

Avery Dennison Corporation

During the nine months ended September 27, 2014, restructuring charges and payments were as follows:

(In millions)	Accrual at December 28, 2013	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at September 27, 2014
2014 Actions
Severance and related costs	$–	$48.4	$(16.7)	$–	$(1.9)	$29.8
Asset impairment charges	–	4.0	–	(4.0)	–	–
Lease cancellation costs	–	.5	(.3)	–	–	.2
2012 Program
Severance and related costs	6.6	(.4)	(5.2)	–	(.1)	.9
Lease and other contract cancellation costs	.2	–	(.2)	–	–	–
Total	$6.8	$52.5	$(22.4)	$(4.0)	$(2.0)	$30.9

The table below shows the total amount of restructuring costs incurred by reportable segment and Corporate.  Restructuring costs were included in “Other expense, net” in the unaudited Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Restructuring costs by reportable segment and Corporate
Pressure-sensitive Materials	$2.1	$3.4	$35.7	$8.7
Retail Branding and Information Solutions	4.1	12.6	16.3	22.9
Vancive Medical Technologies	.1	.1	.1	.1
Corporate	.4	.6	.4	.9
	$6.7	$16.7	$52.5	$32.6

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

As of September 27, 2014, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $6.2 million and $2 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the fair value and balance sheet locations of derivatives as of September 27, 2014:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$4.0	Other current liabilities	$28.4
Commodity contracts	Other current assets	–	Other current liabilities	.2
		$4.0		$28.6

Avery Dennison Corporation

The following table provides the fair value and balance sheet locations of derivatives as of December 28, 2013:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$3.1	Other current liabilities	$4.7
Commodity contracts	Other current assets	.1	Other current liabilities	–
		$3.2		$4.7

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

		Three Months Ended		Nine Months Ended
(In millions)	Location of Gain (Loss) in Income	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Foreign exchange contracts	Cost of products sold	$–	$1.1	$(3.0)	$1.4
Foreign exchange contracts	Marketing, general and administrative expense	(25.7)	9.8	(28.2)	(7.5)
		$(25.7)	$10.9	$(31.2)	$(6.1)

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Foreign exchange contracts	$.7	$(1.4)	$(1.5)	$.4
Commodity contracts	(.3)	–	(.1)	(.1)
	$.4	$(1.4)	$(1.6)	$.3

The amounts of gain or loss recognized in income related to the ineffective portion of, and the amounts excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not material for the three and nine months ended September 27, 2014 and September 28, 2013, respectively.

As of September 27, 2014, we expected a net gain of $.2 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Avery Dennison Corporation

Note 11.  Taxes Based on Income

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Income from continuing operations before taxes	$101.2	$74.8	$266.1	$265.4
Provision for income taxes	36.2	12.8	85.1	65.8
Effective tax rate	35.8%	17.1%	32.0%	24.8%

The effective tax rate for the three months ended September 27, 2014 included a tax benefit of $4.2 million as a result of changes in certain tax reserves and valuation allowances, tax expense of $4.6 million from the taxable inclusion of a net foreign currency gain related to the revaluation of certain intercompany loans, and a tax benefit of $2.1 million from out-of-period adjustments to properly reflect uncertain tax positions and the cumulative tax effect of currency translation associated with a foreign branch investment.  The effective tax rate for the nine months ended September 27, 2014 included a tax benefit of $20 million as a result of changes in certain tax reserves and valuation allowances, tax expense of $4.6 million from a taxable inclusion of a net foreign currency gain related to the revaluation of certain intercompany loans, tax expense of $6 million related to our change in estimate of the potential outcome of uncertain tax issues in China and a net tax benefit of $.8 million from out-of-period adjustments to properly reflect uncertain tax positions, the cumulative tax effect of currency translation associated with a foreign branch investment, the valuation allowance related to state deferred tax assets and deferred taxes related to acquisitions completed in 2002 and 2003.  The impact of the out-of-period adjustments was not material to the periods reported or any previous financial statements.

The effective tax rate for the three and nine months ended September 28, 2013 included a tax benefit of $4.1 million from favorable tax rates primarily associated with certain earnings from our operations in lower-tax jurisdictions throughout the world, a tax benefit of $4.9 million for adjustments to domestic income taxes, and a tax benefit of $4.2 from effective settlement of uncertain tax positions.  Additionally, the effective tax rate for the nine months ended September 28, 2013 included a net tax benefit of $8.9 million primarily related to changes in tax law, which includes a $4.2 million of tax benefit attributable to the retroactive reinstatement of the federal research and development tax credit, and a net $3.7 million benefit for revaluation of deferred tax balances due to changes in certain foreign statutory tax rates.

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

Avery Dennison Corporation

Note 12.  Net Income Per Share

Net income per common share was computed as follows:

		Three Months Ended		Nine Months Ended
(In millions, except per share amounts)		September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
(A)	Income from continuing operations	$65.0	$62.0	$181.0	$199.6
(B)	Loss from discontinued operations, net of tax	(.7)	(15.5)	(3.0)	(26.5)
(C)	Net income available to common shareholders	$64.3	$46.5	$178.0	$173.1
(D)	Weighted-average number of common shares outstanding	93.3	97.9	94.7	99.1
	Dilutive shares (additional common shares issuable under stock-based awards)	1.9	1.7	1.9	1.6
(E)	Weighted-average number of common shares outstanding, assuming dilution	95.2	99.6	96.6	100.7
Net income (loss) per common share:
	Continuing operations (A) ÷ (D)	$.70	$.63	$1.91	$2.01
	Discontinued operations (B) ÷ (D)	(.01)	(.16)	(.03)	(.26)
Net income per common share (C) ÷ (D)		$.69	$.47	$1.88	$1.75
Net income (loss) per common share, assuming dilution:
	Continuing operations (A) ÷ (E)	$.68	$.62	$1.87	$1.98
	Discontinued operations (B) ÷ (E)	–	(.15)	(.03)	(.26)
Net income per common share, assuming dilution (C) ÷ (E)		$.68	$.47	$1.84	$1.72

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect.  Stock-based compensation awards excluded from the computation totaled approximately 3 million shares for the three and nine months ended September 27, 2014, and approximately 5 million shares and 6 million shares for the three and nine months ended September 28, 2013, respectively.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 27, 2014 were as follows:

(In millions)	Cash Flow Hedges	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
Balance as of December 28, 2013	$(1.0)	$(418.1)	$138.0	$(281.1)
Other comprehensive loss before reclassifications, net of tax	(1.2)	(1.0)	(83.5)	(85.7)
Reclassifications to net income, net of tax	1.1	12.1	–	13.2
Net current-period other comprehensive (loss) income, net of tax	(.1)	11.1	(83.5)	(72.5)
Balance as of September 27, 2014	$(1.1)	$(407.0)	$54.5	$(353.6)

Avery Dennison Corporation

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 28, 2013 were as follows:

(In millions)	Cash Flow Hedges	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
Balance as of December 29, 2012	$(2.0)	$(456.5)	$180.5	$(278.0)
Other comprehensive income (loss) before reclassifications, net of tax	.2	57.3	(21.9)	35.6
Reclassifications to net income, net of tax	(.4)	4.4	10.8	14.8
Net current-period other comprehensive (loss) income, net of tax	(.2)	61.7	(11.1)	50.4
Balance as of September 28, 2013	$(2.2)	$(394.8)	$169.4	$(227.6)

Amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) income from continuing operations were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$(.2)	$.5	$(1.7)	$1.3	Cost of products sold
Commodity contracts	–	(.1)	.2	(.8)	Cost of products sold
	(.2)	.4	(1.5)	.5	Total before tax
	.2	(.1)	.4	(.2)	Provision for income taxes
	–	.3	(1.1)	.3	Net of tax

Pension and other postretirement benefits(1)	(5.7)	(5.7)	(17.6)	(17.7)
	1.6	1.9	5.5	5.9	Provision for income taxes
	(4.1)	(3.8)	(12.1)	(11.8)	Net of tax
Total reclassifications for the period	$(4.1)	$(3.5)	$(13.2)	$(11.5)	Total, net of tax

(1)                See Note 6, “Pension and Other Postretirement Benefits,” for more information.

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive loss (income):

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Pension and other postretirement benefits	$1.6	$31.3	$5.5	$35.6
Cash flow hedges	.1	(.8)	–	(.2)
Income tax expense related to components of other comprehensive loss (income)	$1.7	$30.5	$5.5	$35.4

Avery Dennison Corporation

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of September 27, 2014:

	Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.8	$6.5	$11.3	$–
Derivative assets	4.0	–	4.0	–

Liabilities
Derivative liabilities	$28.6	$.2	$28.4	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2013:

	Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.7	$7.6	$10.1	$–
Short-term investments	114.5	–	114.5	–
Derivative assets	3.2	.1	3.1	–

Liabilities
Derivative liabilities	$4.7	$–	$4.7	$–

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of September 27, 2014, trading securities of $.3 million and $17.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of December 28, 2013, trading securities of $.3 million and $17.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Short-term investments are comprised of commercial paper and are measured at fair value using broker quoted prices.  As of December 28, 2013, short-term investments were included in “Cash and cash equivalents” in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

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

Avery Dennison Corporation

Environmental

As of September 27, 2014, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed.  We are participating with other PRPs at these sites, and anticipate that our share of remediation costs will be determined pursuant to agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The activity for the nine months ended September 27, 2014 related to environmental liabilities was as follows:

(In millions)
Balance at December 28, 2013	$29.6
Charges (reversals), net	1.4
Payments	(3.3)
Balance at September 27, 2014	$27.7

As of September 27, 2014, approximately $11 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Guarantees

We participate in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions.  We guarantee the collection of the related receivables.  At September 27, 2014, the outstanding amount guaranteed was approximately $.5 million.

Unused letters of credit (primarily standby) outstanding with various financial institutions were approximately $68 million at September 27, 2014.

Commitments

On September 9, 2005, we completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the North American headquarters and research center of our Materials group.  The facility consists of land, buildings, and equipment.  We lease the facility under an operating lease arrangement, which contains a residual value guarantee of $31.5 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $11.5 million (collectively, the “Guarantee”).  At the end of the lease term, we have the option to purchase or remarket the facility at an amount equivalent to the value of the Guarantee.  If our estimated fair value (or estimated selling price) of the facility falls below the Guarantee, we would be required to pay the lessor a shortfall, which is an amount equivalent to the Guarantee less our estimated fair value.  During the second quarter of 2011, we estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term.  The carrying amount of the shortfall was approximately $21 million at September 27, 2014, which was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

Note 16.  Segment Information

Financial information by reportable segment from continuing operations is set forth below.

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,157.0	$1,094.0	$3,481.4	$3,305.9
Retail Branding and Information Solutions	383.9	391.4	1,186.0	1,193.7
Vancive Medical Technologies	18.7	19.5	58.1	56.5
Net sales to unaffiliated customers	$1,559.6	$1,504.9	$4,725.5	$4,556.1
Intersegment sales
Pressure-sensitive Materials	$16.2	$15.6	$49.1	$48.6
Retail Branding and Information Solutions	.5	.9	1.9	2.0
Vancive Medical Technologies	2.7	.3	7.5	1.2
Intersegment sales	$19.4	$16.8	$58.5	$51.8
Income from continuing operations before taxes
Pressure-sensitive Materials	$116.6	$111.7	$315.1	$334.1
Retail Branding and Information Solutions	20.6	12.5	65.5	50.7
Vancive Medical Technologies	(2.9)	(.7)	(7.2)	(6.2)
Corporate expense	(17.7)	(32.7)	(60.9)	(70.2)
Interest expense	(15.4)	(16.0)	(46.4)	(43.0)
Income from continuing operations before taxes	$101.2	$74.8	$266.1	$265.4
Other expense, net by reportable segment
Pressure-sensitive Materials	$2.1	$3.4	$36.3	$8.7
Retail Branding and Information Solutions	5.2	10.5	16.8	19.5
Vancive Medical Technologies	.1	.1	.1	.1
Corporate	.4	11.7	.4	4.6
Other expense, net	$7.8	$25.7	$53.6	$32.9
Other expense, net by type
Restructuring costs:
Severance and related costs	$5.1	$8.7	$48.0	$20.9
Asset impairment charges and lease and other contract cancellation charges	1.6	8.0	4.5	11.7
Other items:
Indefinite-lived intangible asset impairment charge	3.0	–	3.0	–
Charitable contribution to Avery Dennison Foundation	–	10.0	–	10.0
Gain on sales of assets	(1.9)	(.5)	(2.5)	(12.7)
(Gain) loss on curtailment of pension obligation	–	(1.6)	.6	(1.6)
Legal settlement	–	–	–	2.5
Divestiture-related costs(1)	–	1.1	–	2.1
Other expense, net	$7.8	$25.7	$53.6	$32.9

(1) Represents only the portion allocated to continuing operations.

Avery Dennison Corporation

Note 17.  Recent Accounting Requirements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard that requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Under this new standard, substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued.  If applicable, certain disclosures are required, including management’s plans to mitigate those relevant conditions or events to alleviate the substantial doubt.  This standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  Early adoption is permitted. We expect the adoption of this standard will have no impact on our financial position, results of operations, cash flows, or disclosures.

In June 2014, the FASB revised guidance on share-based compensation awards that require a specific performance target to be achieved in order for the awards to vest. This revised guidance requires that a performance target that impacts vesting and can be achieved after the requisite service period be treated as a performance condition. As such, a performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that a performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The revised guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and can be applied either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Early adoption is permitted.  We do not anticipate the adoption of this revised guidance to have a significant impact on our financial position, results of operations, cash flows, or disclosures.

In May 2014, the FASB issued revised guidance on revenue recognition. This revised guidance provides a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This revised guidance will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This revised guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This revised guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and can be applied retrospectively either to each prior reporting period presented or with the cumulative effect of adoption recognized at the date of initial application. Early adoption is not permitted. We are evaluating the method and impact the adoption of this revised guidance will have on our financial position, results of operations, cash flows, or disclosures.

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

•                  Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments, plus discretionary contributions to pension plans and charitable contribution to Avery Dennison Foundation utilizing proceeds from divestitures.  Free cash flow excludes uses of cash that do not directly or immediately support the underlying business, such as discretionary debt reductions, dividends, share repurchases, and certain effects of acquisitions and divestitures (e.g., cash flow from discontinued operations, taxes, and transaction costs).

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Sales

Our sales increased 4% in the first nine months of 2014 compared to the same period last year.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Estimated change in sales due to
Organic sales change	3%	4%	4%	4%
Foreign currency translation	–	1	–	–
Reported sales change(1)	4%	4%	4%	4%

(1) Totals may not sum due to rounding and other factors.

Income from Continuing Operations

Income from continuing operations increased approximately $3 million and decreased approximately $19 million in the third quarter and first nine months of 2014, respectively, compared to the same periods last year.  Major factors affecting the change in income from continuing operations in the first nine months of 2014 compared to the same period last year included:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Higher volume

Offsetting factors:

•                  Higher employee-related costs

•                  Higher restructuring costs, primarily related to the consolidation of certain European operations in our Pressure-sensitive Materials segment

•                  Higher income taxes

•                  Net impact of raw material input costs and pricing

Divestitures

In July 2013, we completed the sale of our former Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses and entered into an amendment to the purchase agreement, which, among other things, increased the target net working capital amount and amended provisions related to employee matters and indemnification.  We continue to be subject to certain indemnification provisions under the terms of the purchase agreement.  In addition, the tax liability associated with the sale is subject to completion of tax return filings in the jurisdictions in which our former OCP and DES businesses operated.

Cost Reduction Actions

2014 Actions

During the first nine months of 2014, we recorded $52.9 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 (“2014 Actions”), primarily related to the consolidation of certain European operations. These charges consisted of severance and related costs for the reduction of approximately 1,195 positions, lease cancellation costs, and asset impairment charges. We anticipate approximately $38 million in annualized savings from these restructuring actions, of which approximately $12 million is expected to be realized in 2014, with the remainder realized in 2015.  During the first nine months of 2014, we recorded approximately $11 million of transition costs related to the 2014 Actions.

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

Avery Dennison Corporation

Restructuring costs are included in “Other expense, net” in the unaudited Consolidated Statements of Income. Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Free Cash Flow

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net cash provided by operating activities	$200.2	$95.7
Purchases of property, plant and equipment	(100.8)	(79.1)
Purchases of software and other deferred charges	(22.0)	(34.6)
Proceeds from sales of property, plant and equipment	4.1	30.8
Sales of investments, net	–	.6
Plus: charitable contribution to Avery Dennison Foundation utilizing proceeds from divestitures	–	10.0
Plus: divestiture-related payments and free cash outflow from discontinued operations	.6	81.8
Free cash flow	$82.1	$105.2

Free cash flow in the first nine months of 2014 decreased compared to 2013 primarily due to the timing of vendor payments, lower proceeds from sales of property, plant and equipment in 2014, higher incentive compensation paid in 2014 for the 2013 performance year, and higher capital expenditures in 2014, partially offset by the timing of inventory purchases and lower pension contributions in 2014.

2014 Outlook

Certain factors that we believe may contribute to results for 2014 are described below:

•                  We expect organic sales growth of approximately 3.5% in 2014 compared to 2013.

•                  We expect earnings to increase in 2014 compared to 2013.

•                  We estimate cash restructuring costs of approximately $55 million in 2014.

•                  We expect our full year 2014 tax rate to be comparable to 2013.

•                  We anticipate our capital and software expenditures in 2014 to be approximately $185 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

Income from Continuing Operations before Taxes

	Three Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net sales	$1,559.6	$1,504.9
Cost of products sold	1,158.9	1,102.7
Gross profit	400.7	402.2
Marketing, general and administrative expense	276.3	285.7
Interest expense	15.4	16.0
Other expense, net	7.8	25.7
Income from continuing operations before taxes	$101.2	$74.8

As a Percentage of Sales
Gross profit	25.7%	26.7%
Marketing, general and administrative expense	17.7	19.0
Income from continuing operations before taxes	6.5	5.0

Sales

Sales from continuing operations increased 4% in the third quarter of 2014 compared to the same period last year primarily due to higher sales on an organic basis and the favorable impact of foreign currency translation. On an organic basis, sales increased 3% due to higher volume.

Refer to “Results of Operations by Reportable Segment for the Third Quarter” for further information.

Gross Profit Margin

Gross profit margin for the third quarter of 2014 decreased compared to the same period last year due to the net impact of raw material input costs and pricing, changes in country mix and product mix, and higher employee-related costs, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the third quarter of 2014 compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring actions, and lower incentive compensation expense.

Other Expense, net

	Three Months Ended
(In millions)	September 27, 2014	September 28, 2013
Other expense, net by type
Restructuring costs:
Severance and related costs	$5.1	$8.7
Asset impairment charges and lease and other contract cancellation charges	1.6	8.0
Other items:
Indefinite-lived intangible asset impairment charge	3.0	–
Charitable contribution to Avery Dennison Foundation	–	10.0
Gain on sales of assets	(1.9)	(.5)
Gain from curtailment of pension obligation	–	(1.6)
Divestiture-related costs(1)	–	1.1
Other expense, net	$7.8	$25.7

(1) Represents only the portion allocated to continuing operations.

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	September 27, 2014	September 28, 2013
Income from continuing operations before taxes	$101.2	$74.8
Provision for income taxes	36.2	12.8
Income from continuing operations	65.0	62.0
Loss from discontinued operations, net of tax	(.7)	(15.5)
Net income	$64.3	$46.5
Net income per common share	$.69	$.47
Net income per common share, assuming dilution	.68	.47

Net income as a percentage of sales	4.1%	3.1%
Effective tax rate for continuing operations	35.8	17.1

Provision for Income Taxes

The effective tax rate for the three months ended September 27, 2014 included a tax benefit of $4.2 million as a result of changes in certain tax reserves and valuation allowances, tax expense of $4.6 million from the taxable inclusion of a net foreign currency gain related to the revaluation of certain intercompany loans, and a tax benefit of $2.1 million from out-of-period adjustments to properly reflect uncertain tax positions and the cumulative tax effect of currency translation associated with a foreign branch investment.  The impact of the out-of-period adjustments was not material to the periods reported or any previous financial statements.

The effective tax rate for the three months ended September 28, 2013 included a tax benefit of $4.1 million from favorable tax rates primarily associated with certain earnings from our operations in lower-tax jurisdictions throughout the world, a tax benefit of $4.9 million for adjustments to domestic income taxes, and a tax benefit of $4.2 million from effective settlement of uncertain tax positions.

Our effective tax rate can vary widely from quarter to quarter, resulting from interim reporting requirements, the recognition of discrete events and the timing of repatriation of foreign earnings.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Three Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net sales including intersegment sales	$1,173.2	$1,109.6
Less intersegment sales	(16.2)	(15.6)
Net sales	$1,157.0	$1,094.0
Operating income(1)	116.6	111.7

(1)Included costs associated with restructuring in both quarters	$2.1	$3.4

Net Sales

In the third quarter of 2014, sales in our Pressure-sensitive Materials segment increased approximately 6% compared to the same period last year, reflecting higher sales on an organic basis and the favorable impact of foreign currency translation. On an organic basis, sales increased approximately 5% primarily due to higher volume. On an organic basis, sales increased at an upper-single digit rate in emerging markets, at a mid-single digit rate in Western Europe markets, and at a low-single digit rate in North America.

In the third quarter of 2014, sales in our label and packaging materials product line increased on an organic basis at a mid-single digit rate. Combined sales on an organic basis for our graphics, reflective, and performance tapes product lines also increased in the third quarter of 2014 at a mid-single digit rate.

Avery Dennison Corporation

Operating Income

Operating income increased in the third quarter of 2014 compared to the same period last year due to higher volume and benefits from productivity initiatives, including restructuring, net of transition costs, partially offset by the net impact of raw material input costs and pricing. Wage inflation was largely offset by lower incentive compensation.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net sales including intersegment sales	$384.4	$392.3
Less intersegment sales	(.5)	(.9)
Net sales	$383.9	$391.4
Operating income(1)	20.6	12.5
(1)Included costs associated with restructuring and gain on sales of assets in both quarters, indefinite-lived intangible asset impairment charge in 2014, and gain from curtailment of pension obligation in 2013.	$5.2	$10.5

Net Sales

In the third quarter of 2014, sales in our Retail Branding and Information Solutions segment decreased approximately 2% compared to the same period last year on both reported and organic bases due to lower volume, reflecting decreased demand from U.S.-based apparel retailers and brands.

Operating Income

Operating income increased in the third quarter of 2014 primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, lower restructuring costs, and lower incentive compensation expense, partially offset by lower volume and wage inflation.

Vancive Medical Technologies

	Three Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net sales including intersegment sales	$21.4	$19.8
Less intersegment sales	(2.7)	(.3)
Net sales	$18.7	$19.5
Operating loss	(2.9)	(.7)
(1)Included costs associated with restructuring in both quarters	$.1	$.1

Net Sales

In the third quarter of 2014, sales in our Vancive Medical Technologies segment decreased approximately 4% compared to the same period last year, reflecting lower sales on an organic basis, partially offset by the favorable impact of foreign currency translation. On an organic basis, sales decreased approximately 5% due to lower volume.

Operating Loss

Operating loss increased in the third quarter of 2014 compared to the same period last year due primarily to the effect of prior-year contribution from a strategic partner for development of a new product.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

Income from Continuing Operations before Taxes

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net sales	$4,725.5	$4,556.1
Cost of products sold	3,489.4	3,334.7
Gross profit	1,236.1	1,221.4
Marketing, general and administrative expense	870.0	880.1
Interest expense	46.4	43.0
Other expense, net	53.6	32.9
Income from continuing operations before taxes	$266.1	$265.4

As a Percentage of Sales
Gross profit	26.2%	26.8%
Marketing, general and administrative expense	18.4	19.3
Income from continuing operations before taxes	5.6	5.8

Sales

Sales from continuing operations increased 4% in the first nine months of 2014 compared to the same period last year on both reported and organic bases, primarily due to higher volume.

Refer to “Results of Operations by Reportable Segment for the Nine Months Year-to-Date” for further information.

Gross Profit Margin

Gross profit margin for the first nine months of 2014 decreased compared to the same period last year due to changes in country mix and product mix, higher employee-related costs, and the net impact of raw material input costs and pricing, partially offset by higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first nine months of 2014 compared to the same period last year, primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs.

Other Expense, net

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Other expense, net by type
Restructuring costs:
Severance and related costs	$48.0	$20.9
Asset impairment charges and lease and other contract cancellation charges	4.5	11.7
Other items:
Indefinite-lived intangible asset impairment charge	3.0	–
Charitable contribution to Avery Dennison Foundation	–	10.0
Gain on sales of assets	(2.5)	(12.7)
Loss (gain) from curtailment of pension obligation	.6	(1.6)
Legal settlement	–	2.5
Divestiture-related costs(1)	–	2.1
Other expense, net	$53.6	$32.9

(1) Represents only the portion allocated to continuing operations.

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts)	September 27, 2014	September 28, 2013
Income from continuing operations before taxes	$266.1	$265.4
Provision for income taxes	85.1	65.8
Income from continuing operations	181.0	199.6
Loss from discontinued operations, net of tax	(3.0)	(26.5)
Net income	$178.0	$173.1
Net income per common share	$1.88	$1.75
Net income per common share, assuming dilution	1.84	1.72

Net income as a percentage of sales	3.8%	3.8%
Effective tax rate for continuing operations	32.0	24.8

Provision for Income Taxes

The effective tax rate for the nine months ended September 27, 2014 included a tax benefit of $20 million as a result of changes in certain tax reserves and valuation allowances, tax expense of $4.6 million from the taxable inclusion of a net foreign currency gain related to the revaluation of certain intercompany loans, tax expense of $6 million related to our change in estimate of the potential outcome of uncertain tax issues in China and a net tax benefit of $.8 million from out-of-period adjustments to properly reflect uncertain tax positions, the cumulative tax effect of currency translation associated with a foreign branch investment, the valuation allowance related to state deferred tax assets and deferred taxes related to acquisitions completed in 2002 and 2003.  The impact of the out-of-period adjustments was not material to the periods reported or any previous financial statements.

The effective tax rate for the nine months ended September 28, 2013 included a tax benefit of $4.1 million from favorable tax rates primarily associated with certain earnings from our operations in lower-tax jurisdictions throughout the world, a tax benefit of $4.9 million for adjustments to domestic income taxes, and a tax benefit of $4.2 million from effective settlement of uncertain tax positions.  Additionally, the effective tax rate for the nine months ended September 28, 2013 included a net tax benefit of $8.9 million primarily related to changes in tax law, which includes a $4.2 million of tax benefit attributable to the retroactive reinstatement of the federal research and development tax credit, and a net $3.7 million benefit for revaluation of deferred tax balances due to changes in certain foreign statutory tax rates.

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

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net sales including intersegment sales	$3,530.5	$3,354.5
Less intersegment sales	(49.1)	(48.6)
Net sales	$3,481.4	$3,305.9
Operating income(1)	315.1	334.1

(1) Included costs associated with restructuring in both years and loss from curtailment of pension obligation in 2014	$36.3	$8.7

Net Sales

In the first nine months of 2014, sales in our Pressure-sensitive Materials segment increased approximately 5% compared to the same period last year, reflecting higher sales on an organic basis, partially offset by the unfavorable impact of foreign currency translation. On an organic basis, sales increased 6% due to higher volume. On an organic basis, sales increased at a high-single digit rate in emerging markets, at a mid-single digit rate in Western Europe, and at a low-single digit rate in North America.

Avery Dennison Corporation

In the first nine months of 2014, sales in our label and packaging materials product line increased on an organic basis at a mid-single digit rate. Combined sales on an organic basis for our graphics, reflective, and performance tapes product lines also increased at a high-single digit rate in the first nine months of 2014.

Operating Income

Operating income decreased in the first nine months of 2014 compared to the same period last year primarily reflecting higher restructuring and transition costs related to the consolidation of certain European operations, higher employee-related costs, and the net impact of raw material input costs and pricing, partially offset by higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Retail Branding and Information Solutions

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net sales including intersegment sales	$1,187.9	$1,195.7
Less intersegment sales	(1.9)	(2.0)
Net sales	$1,186.0	$1,193.7
Operating income(1)	65.5	50.7
(1)Included costs associated with restructuring and gain on sales of assets in both years, indefinite-lived intangible asset impairment charge in 2014, and gain from curtailment of pension obligation in 2013.	$16.8	$19.5

Net Sales

In the first nine months of 2014, sales in our Retail Branding and Information Solutions segment decreased 1% compared to the same period last year due to lower sales on an organic basis and the unfavorable impact of foreign currency translation. On an organic basis, sales decreased driven by lower volume.

Operating Income

Operating income increased in the nine months of 2014 compared to the same period last year primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, and lower restructuring costs, partially offset by higher employee-related costs and lower volume.

Vancive Medical Technologies

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net sales including intersegment sales	$65.6	$57.7
Less intersegment sales	(7.5)	(1.2)
Net sales	$58.1	$56.5
Operating loss	(7.2)	(6.2)
(1) Included costs associated with restructuring in both quarters	$.1	$.1

Net Sales

In the first nine months of 2014, sales in our Vancive Medical Technologies segment increased approximately 3% compared to the same period last year, reflecting higher sales on an organic basis and the favorable impact of foreign currency translation. On an organic basis, sales increased approximately 1% due to higher volume.

Operating Loss

Operating loss increased in the first nine months of 2014 compared to the same period last year due to higher operating expenses, partially offset by higher volume.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net income	$178.0	$173.1
Depreciation and amortization	148.5	155.7
Provision for doubtful accounts and sales returns	14.8	14.1
Loss (gain) on sale of businesses	3.0	(52.2)
Indefinite-lived intangible asset impairment charge	3.0	–
Net losses (gains) from asset impairments and sales/disposals of assets	3.3	(5.6)
Stock-based compensation	22.1	25.4
Other non-cash items	32.1	27.3
Changes in assets and liabilities and other adjustments(1)	(204.6)	(242.1)
Net cash provided by operating activities	$200.2	$95.7

(1) For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first nine months of 2014, cash flow provided by operating activities increased compared to the same period last year due to the impact of cash outflow related to our former OCP and DES businesses and a charitable contribution to the Avery Dennison Foundation in the prior year, the timing of inventory purchases and lower pension contributions in the current year. These factors were partially offset by the timing of vendor payments and higher incentive compensation paid in 2014 for the 2013 performance year.

Cash Flow for Investing Activities

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Purchases of property, plant and equipment	$(100.8)	$(79.1)
Purchases of software and other deferred charges	(22.0)	(34.6)
Proceeds from sales of property, plant and equipment	4.1	30.8
Sales of investments, net	–	.6
Proceeds from sale of businesses, net of cash provided	–	484.0
Other	–	.8
Net cash (used in) provided by investing activities	$(118.7)	$402.5

Capital and Software Spending

During the first nine months of 2014 and 2013, we invested primarily in new equipment in Asia, Europe and the U.S.

Information technology investments in the first nine months of both 2014 and 2013 were primarily associated with standardization initiatives.

Proceeds from Sales of Property, Plant and Equipment

In September 2014, we sold properties in Framingham, Massachusetts used primarily as the former headquarters of our Retail Branding and Information Solutions business for $3.3 million, recognizing a pre-tax gain of $1.9 million.  In April 2013, we sold the property and equipment of our former corporate headquarters in Pasadena, California for approximately $20 million,  recognizing a pre-tax gain of $10.9 million. These gains were recorded in “Other expense, net” in the unaudited Consolidated Statements of Income.

Proceeds from Sale of Businesses, Net of Cash Provided

In July 2013, we completed the sale of our former OCP and DES businesses and received $484 million net of cash provided from the sale.  Refer to Note 2, “Discontinued Operations, Assets Held for Sale and Sale of Assets,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Cash Flow for Financing Activities

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net change in borrowings and payments of debt	$86.3	$(398.3)
Additional borrowings (maturities longer than 90 days)	–	250.0
Payments of debt (maturities longer than 90 days)	(1.1)	(1.4)
Dividends paid	(93.4)	(84.1)
Share repurchases	(247.3)	(223.8)
Proceeds from exercises of stock options, net	22.6	40.2
Other	(2.4)	(8.7)
Net cash used in financing activities	$(235.3)	$(426.1)

Borrowings and Repayment of Debt

Given the seasonality of our cash flow, during the first nine months of 2014 and 2013, our commercial paper and foreign short-term borrowings were used mainly to fund share repurchase activity and support operational requirements and capital expenditures. Refer to “Share Repurchases” below for more information.

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

Dividend Payments

Our dividend was $.99 per share in the first nine months of 2014 compared to $.85 per share in the same period last year.

In April 2014, we increased our quarterly dividend to $.35 per share, representing a 21% increase from our previous dividend rate of $.29 per share.

Share Repurchases

During the first nine months of 2014, we repurchased approximately 5 million shares of our common stock at an aggregate cost of $247.3 million. During the first nine months of 2013, we repurchased approximately 5.2 million shares of our common stock at an aggregate cost of $223.8 million.

On July 25, 2013, our Board of Directors authorized the repurchase of shares of our common stock in the aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases). This authorization will remain in effect until shares totaling $400 million have been repurchased. As of September 27, 2014, shares of our common stock in the aggregate amount of approximately $208 million remained authorized for repurchase under our July 2013 Board authorization.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the nine months ended September 27, 2014, goodwill decreased by approximately $9 million to $742 million, which reflected the impact of foreign currency translation partially offset by acquisition adjustments.

In the nine months ended September 27, 2014, other intangibles resulting from business acquisitions, net, decreased by approximately $22 million to $74 million, which primarily reflected current year amortization expense and a non-cash asset impairment charge associated with our indefinite-lived intangible assets.

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the nine months ended September 27, 2014, other assets decreased by approximately $1 million to $485 million, which reflected the amortization of software and deferred charges, net of purchases, and the collection of a long-term value-added tax receivable in Europe. These decreases were partially offset by reclassification of certain assets from “Property, plant and equipment, net” to “Other assets” and an increase in the cash surrender value of our corporate-owned life insurance.

Avery Dennison Corporation

Shareholders’ Equity Accounts

In the nine months ended September 27, 2014, the balance of our shareholders’ equity decreased by approximately $185 million to $1.31 billion, which primarily reflected the effect of share repurchases and dividend payments, partially offset by net income.

In the nine months ended September 27, 2014, the balance of our treasury stock increased by approximately $206 million to $1.38 billion, which reflected share repurchase activity, partially offset by the use of treasury shares to settle exercises of stock options and vesting of stock-based awards and fund contributions to our U.S. defined contribution plan.

Impact of Foreign Currency Translation

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Change in net sales	$(11)	$4
Change in income from continuing operations	(1)	3

International operations generated approximately 76% of our net sales during the nine months ended September 27, 2014.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The effect of foreign currency translation on net sales in the first nine months of 2014 compared to the same period last year primarily reflected the unfavorable impact from sales in Argentina, Brazil, and India, partially offset by the favorable impact from sales in certain countries in the European Union.

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

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities and net assets held for sale), as a percentage of annualized net sales, decreased in the first nine months of 2014 compared to the same period last year, primarily due to a decrease in cash and cash equivalents and short-term and current portion of long-term debt, as well as an increase in accounts payable, partially offset by an increase in income tax payable and net trade accounts receivable.

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Nine Months Ended
(Dollars in millions)	September 27, 2014	September 28, 2013
(A) Working capital	$436.0	$585.2
Reconciling items:
Cash and cash equivalents	(195.6)	(309.6)
Current deferred and refundable income taxes and other current assets	(238.5)	(262.2)
Short-term borrowings and current portion of long-term debt and capital leases	167.1	114.8
Current deferred and payable income taxes and other current accrued liabilities	598.8	625.2
(B) Operational working capital	$767.8	$753.4
(C) Annualized net sales (year-to-date sales, divided by three and multiplied by four)	$6,300.7	$6,074.8
Working capital, as a percentage of annualized net sales (A) ÷ (C)	6.9%	9.6%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	12.2%	12.4%

Avery Dennison Corporation

As a percentage of annualized net sales, operational working capital for the first nine months of 2014 decreased compared to the same period in the prior year.  The primary factors contributing to this change, which include the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 63 days in the first nine months of 2014 compared to 61 days in the first nine months of 2013, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months of 2014 and 2013, respectively.  The increase in current year average number of days sales outstanding reflected the timing of collections and longer payment terms with customers.

Inventory Ratio

Average inventory turnover was 8.4 in the first nine months of 2014 compared to 8.6 in the first nine months of 2013, calculated using the annualized cost of sales (cost of sales for the first nine months, divided by three and multiplied by four) divided by the three-quarter average inventory balance for the first nine months of 2014 and 2013, respectively.  The decrease in the average inventory turnover from the prior year primarily reflected increased production to support higher expected sales.

Accounts Payable Ratio

The average number of days payable outstanding was 68 days in both the first nine months of 2014 and 2013, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months of 2014 and 2013.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At September 27, 2014, we had cash and cash equivalents of approximately $196 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At September 27, 2014, the majority of our cash and cash equivalents was held by our foreign subsidiaries.  To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating certain foreign earnings. However, if we were to repatriate incremental foreign earnings, we may be subject to additional taxes in the U.S.

In October 2014, we amended and restated our Revolver with certain domestic and foreign banks, which increased the amount available thereunder from $675 million to $700 million and extended the maturity date from December 22, 2016 to October 3, 2019.  Based upon our current outlook for our business and market conditions, we believe that the Revolver, in addition to the uncommitted bank lines of credit maintained in the countries in which we operate, would, if necessary, provide sufficient liquidity to fund our operations during the next twelve months.  As of September 27, 2014, no balances were outstanding under the Revolver. Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $85 million in the first nine months of 2014 to $1.11 billion compared to $1.03 billion at year-end 2013, primarily reflecting an increase in commercial paper and foreign short-term borrowings to fund share repurchase activity and support operational requirements, and capital expenditures given the seasonality of our cash flow during the year.

Credit ratings are a significant factor in our ability to raise short-term and long-term financing.  The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings.  A downgrade of our short-term credit ratings below current levels could impact our ability to access the commercial paper markets.  If our access to commercial paper markets were to become limited, the Revolver and our other credit facilities would be available to meet our short-term funding requirements, if necessary.  When determining a credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.  We remain committed to retaining an investment grade rating.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of registered equity securities in the three fiscal months of the third quarter of 2014 are listed in the following table.

(Dollars in millions, except per share amounts; shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans
June 29, 2014 – July 26, 2014	405.0	$50.91	405.0
July 27, 2014 – August 23, 2014	677.6	48.12	677.6
August 24, 2014 – September 27, 2014	842.6	48.23	842.6
Total	1,925.2	$48.75	1,925.2	$207.7

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

October 29, 2014