Form 10-K
period 2015-01-03
Avery Dennison Corp
filed 2015-02-25
CIK 8818

Use these links to rapidly review the document

AVERY DENNISON CORPORATION INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

2014 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

         The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 28, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $4,822,071,471.

         Number of shares of common stock, $1 par value, outstanding as of January 31, 2015, the end of the registrant's most recent fiscal month: 90,494,421.

         The following documents are incorporated by reference into the Parts of this Form 10-K below indicated:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended January 3, 2015	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 2015	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2014 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    BUSINESS

Company Background

        Avery Dennison Corporation ("Avery Dennison," the "Company," "Registrant," or "Issuer," which may be referred to as "we" or "us") was incorporated in Delaware in 1977 as Avery International Corporation, the successor corporation to a California corporation of the same name that had been incorporated in 1946. In 1990, we merged one of our subsidiaries into Dennison Manufacturing Company ("Dennison"), as a result of which Dennison became our wholly-owned subsidiary and in connection with which our name was changed to Avery Dennison Corporation. You can learn more about us by visiting our website at www.averydennison.com. Our website address provided in this Form 10-K is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference in this report.

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

        Our reportable segments in 2014 were:

  •
  Pressure-sensitive Materials ("PSM");

  •
  Retail Branding and Information Solutions ("RBIS"); and

  •
  Vancive Medical Technologies™ ("Vancive").

        In 2014, the PSM and RBIS segments contributed approximately 74% and 25%, respectively, of our total sales.

        In 2014, international operations constituted a substantial majority of our business, representing approximately 76% of our sales. As of January 3, 2015, we operated approximately 180 manufacturing and distribution facilities worldwide, employed over 25,000 persons, and had operations in over 50 countries.

        On July 1, 2013, we completed the sale our Office and Consumer Products ("OCP") and Designed and Engineered Solutions ("DES") businesses to CCL Industries Inc. We continue to be subject to indemnification obligations, including for breaches of certain representations, warranties and covenants, under the terms of the purchase agreement. In addition, the tax liability associated with the sale is subject to completion of tax return filings in the jurisdictions where we operated the OCP and DES businesses. The OCP and DES businesses are reported as discontinued operations in this Form 10-K.

Pressure-sensitive Materials Segment

        Our PSM segment manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label and packaging materials, Avery Dennison®-brand graphics, Avery Dennison®-brand reflective products, Avery Dennison®-brand tapes, and performance polymers (largely used to manufacture pressure-sensitive materials). The business of this segment tends not to be seasonal, except for certain outdoor graphics and reflective products and operations in Europe. Pressure-sensitive materials consist primarily of papers, plastic films, metal foils and fabrics, which are coated with company-developed and purchased adhesives, and then laminated with specially coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties. These label and packaging materials are sold worldwide to label printers and converters for labeling, decorating, fastening, electronic data processing and special applications in the home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits, and food market segments.

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

        Because self-adhesive materials are easy to apply without the need for adhesive activation, the use of self-adhesive materials can provide cost savings compared with other materials that require heat- or moisture-activated adhesives. When used in package decoration applications, the visual appeal of self-adhesive materials can help increase sales of the products on which the materials are applied. Self-adhesive materials are also used to convey a variety of variable information, such as bar codes for mailing or weight and price information for packaged meats and other foods. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials in nearly every size, shape and color. Our graphics and reflective products include a variety of films and other products that are sold to the architectural, commercial sign, digital printing, and other related market segments. We also sell durable cast and reflective films to the construction, automotive, and fleet transportation market segments; and reflective films for traffic and safety applications. We provide sign shops, commercial printers and designers a broad range of pressure-sensitive materials to enable the creation of impactful and informative brand and decorative graphics. We have an array of pressure-sensitive vinyl and specialty materials designed for digital imaging, screen printing and sign cutting applications.

        Our performance tapes products include coated tapes and adhesive transfer tapes that are sold for use in non-mechanical fastening, bonding and sealing systems in various industries. These tapes are sold to industrial original equipment manufacturers, converters, and disposable diaper producers worldwide in roll form and are available in a wide range of face materials, sizes, thicknesses and adhesive properties.

        Performance polymer products include a range of solvent- and emulsion-based acrylic polymer adhesives, protective coatings and other polymer additives for our internal use, as well as for sale to other companies.

        In the PSM segment, our larger competitors in label and packaging materials include Raflatac, a subsidiary of UPM-Kymmene Corporation; MACTac; Ritrama, Inc.; Flexcon Corporation, Inc.; and various regional firms. For graphics and reflective products, our largest competitors are 3M Company ("3M") and the Orafol Group. For performance tapes, our primary competitors include 3M, Tesa-SE, and Nitto Denko Corporation. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, relative size and scale of operations, ability to serve our customers with a broad line of quality products and service programs, distribution and brand strength, and new product innovation are among the more significant advantages in maintaining and further developing our competitive position.

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

        In the RBIS segment, our primary competitors include Checkpoint Systems, Inc., R-pac International Corporation, and SML Group Limited. We believe that our global distribution network, reliable service, product quality and consistency, and ability to serve our customers consistently with comprehensive solutions wherever they manufacture are the key advantages in maintaining and further developing our competitive position.

Vancive Medical Technologies Segment

        Our Vancive segment manufactures an array of pressure-sensitive adhesive products for surgical, wound care, ostomy, and electromedical applications. These products are sold primarily to medical supply and device manufacturers and healthcare providers. Vancive's recent advances include the development of MetriaTM wearable sensors and BeneholdTM proprietary adhesive technology.

        Vancive competes with a variety of specialized medical products providers ranging from start-ups to multinational companies. We believe that entry of competitors into the medical solutions business is limited by capital and technical requirements. We believe that our ability to serve our customers with quality, cost-effective products and innovative products are among the more significant factors in developing our competitive position.

Segment Financial Information

        Certain financial information on our reporting segments for fiscal years 2014, 2013, and 2012 appears in Note 15, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2014 Annual Report to Shareholders (our "2014 Annual Report") and is incorporated herein by reference.

Foreign Operations

        Certain financial information about our sales by geographic area for fiscal years 2014, 2013, and 2012 appears in Note 15, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2014 Annual Report and is incorporated herein by reference.

Working Capital

        Certain financial information about our working capital for fiscal years 2014, 2013, and 2012 appears in the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report and is incorporated herein by reference.

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

        Our expenses for research and development were $102.6 million in 2014, $96 million in 2013, and $98.6 million in 2012.

Patents, Trademarks and Licenses

        The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, and Fasson. We believe these trademarks are strong in the market segments in which our products compete.

Manufacturing and Environmental Matters

        We use various raw materials, primarily paper, plastic films and resins, as well as specialty chemicals purchased from various commercial and industrial sources, which are subject to price fluctuations. Although shortages can occur from time to time, these raw materials are generally available.

        We produce a majority of our self-adhesive materials using water-based emulsion and hot-melt adhesive technologies. Emissions from these operations contain small amounts of volatile organic compounds, which are regulated by federal, state, local and foreign governments. We continue to evaluate the use of alternative materials and technologies to minimize these emissions.

        A portion of our manufacturing process for self-adhesive materials utilizes certain organic solvents which, unless controlled, could be emitted into the atmosphere. Emissions of these substances are regulated by federal, state, local and foreign governments. In connection with the maintenance and acquisition of certain manufacturing equipment, we invest in solvent capture and control units to assist in regulating these emissions.

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

Available Information

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after electronic filing with or furnishing to the SEC. We also make available on our website our (i) Amended and Restated Certificate of Incorporation, (ii) Amended and Restated Bylaws, (iii) Corporate Governance Guidelines, (iv) Code of Conduct, which applies to our directors, officers and employees, (v) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (vi) the charters of the Audit and Finance, Compensation and Executive Personnel, and Governance and Social Responsibility Committees of our Board of Directors, and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge in print to stockholders who request them by writing to: Corporate Secretary, Avery Dennison Corporation, 207 Goode Avenue, Glendale, California 91203.

Item 1A.    RISK FACTORS

        The factors and risks discussed below, as well as the matters that are generally set forth in this Annual Report on Form 10-K and the documents incorporated herein by reference, could materially adversely affect our business, including our results of operations, cash flows and financial condition, and cause the value of our securities to decline. The risks described below are not exhaustive. Our ability to attain our goals and objectives is dependent on numerous factors and risks, including but not limited to, the following:

The demand for our products is impacted by the effects of, and changes in, worldwide conditions, which could have a material adverse effect on our business.

        In 2014, approximately 76% of our sales were from international operations. We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

        A decline in economic activity in the U.S. and other regions of the world could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates, such as the recent decline in the value of the euro. Declines in economic conditions in the U.S., Europe, and Asia could materially adversely affect our customers, suppliers and businesses similar to ours. These declines could result in a variety of negative effects, including lower revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles. A decline in economic conditions, such as the recent macroeconomic challenges in the U.S. and Europe, the slowdown in the growth of the Chinese economy and the debt crisis in certain countries in the European Union, or business and operational disruptions or delays caused by political, social or economic instability and unrest, such as the ongoing significant civil, political and economic disturbances in Russia, Ukraine and the surrounding areas, could also have other material adverse effects on our business. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S. and Russia's response to these sanctions may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies used in these regions, such as the euro and the ruble. In addition, uncertainty regarding the stability of global credit and financial markets could cause volatility and disruption in the global and U.S. economies, which could materially adversely impact our business, including the availability and cost of supplies and materials and our ability to obtain financing at reasonable costs. We are not able to predict the duration and severity of adverse economic conditions in the U.S. and other countries.

We are affected by competitive conditions and customer preferences. If we do not compete effectively, we could lose market share or reduce selling prices, materially adversely affecting our business.

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

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or pass on raw material and labor costs. Raw material cost increases could materially adversely affect our business.

        The pricing environment for raw materials used in our businesses could become challenging and volatile. Additionally, energy costs can be volatile and unpredictable. Inflationary and other increases in the costs of raw materials, labor and energy have occurred in the past, and could recur. In addition, rules adopted by the SEC pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure concerning the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries ("Conflict Mineral Rules"). In an effort to minimize adverse disclosures, we could make alternative sourcing and supply decisions for materials used in certain of our products, which could materially adversely affect our pricing terms, particularly if suppliers incur significant additional costs and expenses in making the determinations required to support this disclosure or if the number of suppliers offering minerals identified as "conflict free" is limited. Our performance depends in part on our ability to pass on cost increases for raw materials to customers by raising the selling prices for our products and our ability to improve productivity. Depending on market dynamics and the terms of customer contracts, our ability to recover these costs by increasing prices may be limited. Also, it is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. It is possible that any of our supplier relationships could be interrupted due to natural and other disasters or other events, or be terminated in the future. A disruption to our supply chain could have a material adverse effect on our sales and profitability, and any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business.

Because our products are sold by third parties, our business depends in part on the financial health of these parties.

        Our products are not sold only by us, but by third-party distributors and retailers as well. Some of our distributors also market products that compete with our products. Changes in the financial or business conditions or the purchasing decisions of these third parties or their customers could materially adversely affect our business.

We outsource some of our manufacturing. If there are significant changes in the quality control or financial or business condition of these outsourced manufacturers, our business could be negatively impacted.

        We manufacture most of our products, but we also occasionally use third-party manufacturers for specialty jobs or capacity overflow. Outsourcing manufacturing reduces our ability to prevent product quality issues, late deliveries, customer dissatisfaction and compliance with customer requirements for labor standards. Because of possible quality issues and customer dissatisfaction, deficiencies in the performance of outsourced manufacturers could have a material adverse effect on our business.

Our operations and activities outside of the U.S. may subject us to risks different from and potentially greater than those associated with our domestic operations.

        A substantial portion of our employees and assets are located outside of the U.S., and for the year ended January 3, 2015, approximately 76% of our sales were generated from customers located outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face with respect to our domestic operations, including our less extensive knowledge of and relationships with contractors, suppliers, distributors and customers in certain of these markets; changes in foreign political, regulatory and economic conditions, including nationally, regionally and locally; challenges of complying with a wide variety of foreign laws and regulations, including those relating to sales, corporate governance, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to regulate our international operations and to monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations including the United Kingdom's Bribery Act of 2010; materially adverse effects of changes in exchange rates for foreign currencies; challenges with respect to the repatriation of foreign earnings; differences in lending practices; challenges of complying with applicable export and import control laws and regulations; and differences in languages, cultures and time zones.

        The realization of any of these risks or the failure to comply with any of these laws or regulations could expose us to liabilities and have a material adverse effect on our business.

Our reputation, sales, and earnings could be materially adversely affected if the quality of our products and services does not meet customer expectations. In addition, product liability claims or regulatory actions could materially adversely affect our financial results or reputation.

        There are occasions when we experience product quality issues resulting from defective materials, manufacturing, packaging or design. Many of these issues are discovered before shipping, causing delays in shipping, delays in the manufacturing process, and occasionally cancelled orders. When issues are discovered after shipment, they may result in additional shipping costs, discounts, refunds, and loss of future sales. Both pre-shipping and post-shipping quality issues could have material adverse effects on our business and negatively impact our reputation.

        Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments and penalties which could have a material adverse effect on our business, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace and the value of our brands. We also could be required to recall and possibly discontinue the sale of potentially defective or unsafe products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims are subject to a deductible or could be excluded under the terms of the policy.

Changes in our business strategies may increase our costs and could affect the profitability of our businesses.

        As our business environment changes, we may need to adjust our business strategies or restructure our operations or particular businesses. When these changes occur, we may incur costs to change our business strategies and may need to write down the value of certain assets. We also may need to invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain. If any of these events were to occur, our costs could increase, our assets could be impaired, and our returns on investments could be lower.

Our growth strategy includes increased concentration in emerging markets, which could create greater exposure to unstable political conditions, civil unrest, economic volatility and other risks applicable to international operations.

        An increasing percentage of our sales are derived from emerging markets, including countries in Asia, Latin America and Eastern Europe. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy. If we are unable to successfully expand our business in emerging markets or achieve the return on capital we expect as a result of our investments in these countries, our financial performance could be materially adversely affected. In addition to the risks applicable to our international operations, factors that could have a material adverse effect on our operations in these developing and emerging markets include the lack of well-established or reliable legal systems and possible disruptions due to unstable political conditions, civil unrest or economic volatility. These factors could result in decreased consumer purchasing power, reduced demand for our products or an impaired ability to achieve our long-term growth strategy, thereby having a material adverse effect on our business.

Our inability to develop and successfully market new products and applications could compromise our competitive position.

        The timely introduction of new products and improvements in current products helps determine our success. Research and development is complex and uncertain, requiring innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or we could suffer delays in the production or launch of new products that could compromise our competitive position.

Miscalculation of our infrastructure needs could have a material adverse effect on our business.

        Projected infrastructure investment requirements may differ from actual levels if our volume growth is not as we anticipate. Our infrastructure investments generally are long-term in nature, and it is possible that these investments may not generate the expected return due to changes in the marketplace, failures to complete implementation, and other factors. Significant changes from our expected need for and/or returns on infrastructure investments could materially adversely affect our business.

Our future profitability may be materially adversely affected if we generate less productivity improvement than projected.

        We intend to continue efforts to reduce costs in our operations, which may include facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. The success of these efforts is not assured and lower levels of productivity could reduce profitability. In addition, cost reduction actions could expose us to production risk, loss of sales and employee turnover.

Foreign currency exchange rates, and fluctuations in those rates, may materially adversely affect our business.

        With approximately 76% of our sales for the fiscal year ending January 3, 2015 arising from foreign sales, we are subject to fluctuations in foreign currencies which can cause transaction, translation and other losses, and could negatively impact our sales and profitability. Margins on sales of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.

        We monitor our foreign currency exposures and may, from time to time, use hedging instruments to mitigate exposure to changes in foreign currencies. Hedging activities may only offset a portion of the material adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

        Additionally, concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency could lead individual countries to revert, or threaten to revert, to their former local currencies, potentially dislocating the euro. If this were to occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued and the demand and pricing for our products could be materially adversely affected given the introduction of additional currencies. Furthermore, if it were to become necessary for us to conduct business in additional currencies, we could be subject to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

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

        We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of material adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts, and circumstances existing at the time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may materially adversely impact our effective tax rate and have a material adverse effect on our business.

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

        In 2014, approximately 76% of our sales were generated from customers located outside of the U.S., and a substantial portion of our assets and employees were located outside of the U.S. We have not accrued income taxes and foreign withholding taxes on unrepatriated earnings for most non-U.S. subsidiaries, because we intend to indefinitely reinvest in the operations of those subsidiaries. Our results of operations and cash flows from operating activities may be materially adversely affected if tax rules regarding unrepatriated earnings change, if changes in our domestic cash needs require us to repatriate foreign earnings for which no tax provisions have been made, or if the U.S. international tax rules change as part of comprehensive tax reform or other tax legislation.

Significant disruption to the information technology infrastructure that stores our information could materially adversely affect our business.

        We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our global business. Like other information technology systems, ours is susceptible to a number of risks including, but not limited to, damage or interruptions resulting from a variety of causes such as obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, or other malicious attacks and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. We have implemented certain measures to mitigate our risk related to system and network disruptions, but if a disruption were to occur, we could incur significant losses and remediation costs that could have a material adverse effect on our business. Additionally, we rely on services provided by third-party vendors for a significant portion of our information technology support, development and implementation, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.

Security breaches could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

        We maintain information necessary to conduct our business in digital form, which is stored in data centers and on our networks and third-party cloud services, including confidential and proprietary information as well as personal information regarding our customers and employees. The secure maintenance of this information is critical to our operations. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely. Our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Additionally, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, assess the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.

        Any such breach or attack could compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, impair our ability to conduct business, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses. If personal information of our customers or employees were misappropriated, our reputation with our customers and employees could be injured, resulting in loss of business or morale, and we could incur costs to compensate our customers and employees or pay damages or fines as a result of litigation or regulatory actions arising out of any such incident.

        From time to time, we have experienced unauthorized intrusions into our network, and although these intrusions did not have a material adverse effect on our business, this may not be the case going forward. Following these attacks, we have taken additional steps designed to improve the security of our networks and computer systems. Despite these defensive measures, there can be no assurance that we are adequately protecting our information, that third parties to whom we have disclosed such information or with whom we have stored such information (in data centers and on the cloud) are taking similar precautions, or that we will not continue to experience future intrusions.

For us to remain competitive, it is important to recruit and retain highly-skilled employees. We also utilize various outsourcing arrangements for certain services, and related delays, resource availability, or errors by these service providers may lead to increased costs or disruption in our business.

        There is significant competition to recruit and retain skilled employees. Due to expansion to additional geographies and our ongoing productivity efforts and recent employee restructuring actions, it may be difficult for us to recruit and retain sufficient numbers of highly-skilled employees. If we fail to retain sufficient numbers of highly-skilled employees, we could experience disruption in our businesses and difficulties managing our operations and implementing our business strategy.

        In addition, we have outsourced certain services to third-party service providers, and may outsource other services in the future to achieve cost savings and operating efficiencies. Service provider delays, resource availability, business issues or errors may disrupt our businesses and/or increase costs. If we do not effectively develop, implement and manage outsourcing relationships, if third-party providers do not perform effectively or in a timely manner, or if we experience problems with transitioning work to a third party, we may not be able to achieve our expected cost savings, and may experience delays or incur additional costs to correct errors made by these service providers.

Our share price may be volatile.

        Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which has at times experienced substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including our financial performance on a standalone basis and relative to our peers and competitors, as well as market expectations of our future performance, the level of perceived growth of our industries, and other company-specific factors, can also materially adversely affect our share price. There can be no assurance that our stock price will not be volatile in the future.

If our indebtedness increases significantly or our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing.

        Our overall level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing. Higher debt levels could negatively impact our ability to meet other business needs and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates paid. A downgrade of our short-term credit ratings below our current levels could impact our ability to access the commercial paper markets and increase our borrowing costs. If our access to commercial paper markets were to become limited and we were required to obtain short-term funding under our revolving credit facility or our other credit facilities, we would face increased exposure to variable interest rates.

An increase in interest rates could have a material adverse effect on our business.

        In 2014, our average variable rate borrowings were approximately $203 million. Increases in short-term interest rates would directly impact the amount of interest we pay. An assumed 50 basis point move in interest rates affecting our variable-rate borrowings (10% of our weighted-average interest rate on floating rate debt) would have increased interest expense by approximately $1 million on variable rate borrowings in 2014. Fluctuations in interest rates can increase borrowing costs and have a material adverse effect on our business.

        In recent years, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. Changes in these monetary policy positions, including but not limited to an elimination of quantitative easing over time, or market expectation of such changes, may result in significantly higher long-term interest rates the transition to which may be abrupt. Such a transition may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness, and negatively impact the market price of our common stock.

Our current and future debt covenants may limit our flexibility.

        Our credit facilities and the indentures governing our notes contain, and any of our future indebtedness likely would contain, restrictive covenants that impose operating and financial restrictions on us. Among other things, these covenants restrict our ability to incur additional indebtedness, incur certain liens on our assets, make certain investments, sell our assets or merge with third parties, and enter into certain transactions. We are also required to maintain specified financial ratios under certain conditions. These restrictive covenants and ratios in our existing debt agreements and any future financing agreements may limit or prohibit us from engaging in certain activities and transactions that may be in our long-term best interests and could place us at a competitive disadvantage relative to our competitors, which could materially adversely affect our business.

Additional financings may dilute the holdings of our current shareholders.

        In order to provide capital for the operation of our business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of preferred or common stock, convertible debt securities and/or warrants. Any of these issuances could result in a material increase in the number of shares of common stock outstanding, which would dilute the ownership interests of existing common shareholders. In addition, any new securities could contain provisions, such as priorities on distributions and voting rights, that could materially adversely affect the value of our existing common stock.

The level of returns on our pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.

        We evaluate the assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans in consultation with outside actuaries. In the event that we were to determine that changes were warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or health care costs, our future pension and projected postretirement benefit expenses and funding requirements could increase or decrease. Because of changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations for each plan are determined based on the value of assets and liabilities on a specific date as required under applicable government regulations. Future pension funding requirements, and the timing of funding payments, could also be affected by future legislation or regulation.

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

        Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment annually (or more frequently if impairment indicators are present). We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors. Goodwill valuations have been calculated primarily using an income approach based on the present value of projected future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events could result in goodwill impairment charges in the future. Impairment charges could substantially affect our business in the periods of such charges.

Unfavorable developments in legal proceedings, investigations and other legal, compliance and regulatory matters, including those involving product and trade compliance, and other matters, could impact us in a materially adverse manner.

        Our financial results could be materially adversely affected by an unfavorable outcome to pending or future litigation and investigations, and other legal, compliance and regulatory matters, including, but not limited to, product and trade compliance and other matters. See "Legal Proceedings" (Part I, Item 3).

        In addition, the requirements set forth in the Conflict Mineral Rules required us to undertake due diligence efforts commencing in 2013, continuing through 2014 and expected to continue into the future. We expect to continue incurring costs associated with complying with these disclosure requirements, including for conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We have identified products in certain businesses in our RBIS and Vancive segments that include metals and minerals subject to the Conflict Mineral Rules. Our due diligence efforts to verify the origins of these metals and minerals are ongoing. Our reputation may be harmed if we are not able to sufficiently verify the origins for the minerals and metals used in our products.

        There can be no assurance that any investigation or litigation outcome will be favorable.

We are required to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these laws and regulations could have a material adverse effect on our business.

        We are required to comply with the anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom's Bribery Act of 2010. If we fail to comply with anti-corruption laws, we could be subject to substantial civil and criminal penalties, including regulatory fines, monetary damages and incarceration for responsible employees and managers. In addition, if our distributors or agents fail to comply with these laws, we may also be materially adversely affected through reputational harm and penalties.

We are required to comply with global environmental, health, and safety laws. The costs of complying with these laws could materially adversely affect our business.

        We are subject to national, state, provincial and/or local environmental, health, and safety laws and regulations in the U.S. and abroad, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities, impact our production capabilities, limit our ability to sell, expand or acquire facilities, and have material adverse effect on our business. Environmental and product content and product safety laws and regulations can be complex and change often. We have accrued liabilities for the environmental clean-up of certain sites, including sites for which U.S. governmental agencies have designated us as a potentially responsible party, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. See "Legal Proceedings" (Part I, Item 3). However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites and other sites that could be identified for cleanup in the future could be higher than the liabilities accrued.

We are subject to governmental export and import control laws and regulations in certain jurisdictions where we do business that could subject us to liability or impair our ability to compete in these markets.

        Certain of our products are subject to export control laws and regulations and may be exported only with an export license or through an applicable export license exception. If we fail to comply with export licensing, customs regulations, economic sanctions or other laws, we could be subject to substantial civil and criminal penalties, including economic sanctions against us, incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be materially adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time consuming and expensive and could result in the delay or loss of sales opportunities.

        Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, we cannot guarantee that a violation will not occur. A prohibited shipment could have negative consequences, including government investigations, penalties, fines, civil and criminal sanctions and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could materially adversely affect our business.

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

        We also have valuable intellectual property upon which third parties may infringe. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. In addition, many of the countries in which we operate do not have intellectual property laws that protect proprietary rights as fully as do laws in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain competitive advantages we have, cause us to lose sales or otherwise harm our business. Further, the costs associated with protecting our intellectual property rights could materially adversely impact our business.

        We have obtained and applied for U.S. and foreign trademark registrations and patents, and will continue to evaluate whether to register additional trademarks and apply for additional patents. We cannot guarantee that any of the pending applications will be approved by the applicable government authorities. Further, we cannot assure that the validity of our patents or our trademarks will not be challenged. In addition, third parties may be able to develop competing products using technology that avoids our patents.

We are subject to risks associated with the availability and coverage of various types of insurance.

        We have various types of insurance, including property, workers' compensation, general liability, and environmental liability. Insurance costs can be unpredictable and may materially adversely impact our business. We retain some portion of our insurable risks, and therefore, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on our business.

Healthcare reform legislation could have a material adverse effect on our business.

        During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. Certain of the provisions that could most significantly increase our healthcare costs in the near term include the removal of annual plan limits, the changes in rules regarding eligibility for dependents and the mandate that health plans cover 100% of preventative care. In addition, our healthcare costs could increase if we are required to cover more employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. The complexities and ramifications of the new legislation are significant, and have begun being implemented through a phased approach that is expected to conclude in 2018. At this time, the effects of health care reform and the resulting impact on our operations are not fully known. Changes to our healthcare cost structure could have a material adverse effect on our business.

Item 1B.        UNRESOLVED STAFF COMMENTS

        None.

Item 2.        PROPERTIES

        As of January 3, 2015, we operated approximately 35 principal manufacturing facilities in excess of 100,000 square feet. The locations of these principal facilities and the reportable segments or businesses for which they presently are used are as follows:

Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield, and Lowell, Indiana; Fairport Harbor, Mentor, and Painesville, Ohio; and Quakertown, Pennsylvania
Foreign	Turnhout, Belgium; Vinhedo, Brazil; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; and Cramlington, United Kingdom

Retail Branding and Information Solutions Segment

Domestic	Greensboro and Lenoir, North Carolina; and Miamisburg, Ohio
Foreign	Nansha, Panyu, and Suzhou, China; Sprockhovel, Germany; and Ancarano, Italy

        In addition to the principal manufacturing facilities described above, our other principal facilities include our corporate headquarters in Glendale, California, and our divisional offices located in Westborough, Massachusetts; Mentor, Ohio; Kunshan, China; and Oegstgeest, the Netherlands.

        We own all of the principal properties identified above, except for the following facilities, which are leased: Vinhedo, Brazil; Glendale, California; Panyu, China; Sprockhovel, Germany; Rodange, Luxembourg; Westborough, Massachusetts; Greensboro, North Carolina; Mentor, Ohio; and Oegstgeest, The Netherlands.

        We consider all our properties, whether owned or leased, suitable and adequate for our present needs. We generally expand production capacity as needed to meet increased demand. Owned buildings and plant equipment are insured against major losses from fire and other usual business risks, subject to deductibles. We are not aware of any material defects in title to, or significant encumbrances on, our properties, except for certain mortgage liens.

Item 3.        LEGAL PROCEEDINGS

        As of January 3, 2015, we have been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at fourteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed. We are participating with other PRPs at such sites and anticipate that our share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

        We have accrued liabilities for sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate these sites could be higher than the liabilities accrued by us; however, we are unable to reasonably estimate a range of potential expenses. If information were to become available that allowed us to reasonably estimate the range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our environmental liabilities accordingly. In addition, we could identify additional sites for cleanup in the future. The range of expenses for remediation of any future-identified sites will be assessed as they arise; until then, a range of expenses for such remediation cannot be determined.

        As of January 3, 2015, our estimated accrued liability associated with environmental remediation was $26.2 million.

        In addition, we are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business. We have accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated. Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses. If information were to become available that allowed us to reasonably estimate the range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters will be assessed as they arise; until then, a range of potential expenses for such resolution cannot be determined. Based upon current information, we believe that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.

        See also Note 8, "Contingencies," in the Notes to Consolidated Financial Statements of our 2014 Annual Report, which is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The information called for by Item 201 of Regulation S-K appears under "Corporate Information — Stock and Dividend Data" in our 2014 Annual Report and is incorporated herein by reference. We did not sell any unregistered securities during the fourth quarter of 2014.

(b)
Not applicable.

(c)
Repurchases of Equity Securities by Issuer

        Repurchases by us or our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the fourth quarter of 2014 are listed in the following table.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)

September 28, 2014 – October 25, 2014	1,324	$43.40	1,324
October 26, 2014 – November 29, 2014	741	46.72	741
November 30, 2014 – January 3, 2015	324	50.22	324

Total	2,389	$45.35	2,389	$599.5

(1)
The periods shown are our fiscal periods during the fourteen-week quarter ended January 3, 2015.

(2)
Shares in thousands.

(3)
On July 25, 2013, our Board of Directors authorized the repurchase of shares of our common stock in the aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases), in addition to any outstanding shares authorized under any previous Board authorization. This authorization will remain in effect until the shares authorized thereby have been repurchased. On December 4, 2014, our Board of Directors authorized the repurchase of shares of our common stock in the aggregate amount of up to $500 million (exclusive of any fees, commissions or other expenses related to such purchases), in addition to any outstanding shares authorized under any previous Board authorization. This authorization will remain in effect until the shares authorized thereby have been repurchased.

(4)
Dollars in millions.

        Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

Item 6.        SELECTED FINANCIAL DATA

        Selected financial data for each of our last five fiscal years appears under "Five-year Summary" in our 2014 Annual Report and is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information called for by this Item is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report and incorporated herein by reference.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item is contained under "Market-Sensitive Instruments and Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report and incorporated herein by reference.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this Item is contained in our 2014 Annual Report (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and incorporated herein by reference.

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

        Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2015. (See Management's Report on Internal Control Over Financial Reporting in our 2014 Annual Report and incorporated herein by reference.)

        Management's assessment of the effectiveness of our internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2014 Annual Report, which is also incorporated herein by reference.

        Changes in Internal Control over Financial Reporting.    We periodically assess our internal control environment. In 2014, we completed a phased implementation of a new financial system, primarily for our

North American and European pressure-sensitive materials businesses, medical solutions business and our corporate accounting function. In 2014, we also completed a phased outsourcing of transaction processing and accounting activities to a new third-party service provider. As part of the transition process, we reviewed the related internal controls and determined that the design of the controls surrounding these processes satisfied our control objectives. Where appropriate, we made changes to affected internal controls and tested their operating effectiveness. During 2014, we began a phased implementation of a new transactional system in our RBIS segment that is expected to continue through 2017. Processes affected by this implementation include, among other things, order management, pricing, shipping, general accounting and planning. As with the implementations completed in 2014, we are reviewing related internal controls and make changes where appropriate. Except for these changes, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION

        None.

 PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 23, 2015, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report (our "2015 Proxy Statement"). The information concerning executive officers called for by this Item appears on the next page of this report. The information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our 2015 Proxy Statement.

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

        The information called for by this Item concerning our audit committee is incorporated by reference from our 2015 Proxy Statement.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

Name	Age	Served as Executive Officer since	Former Positions within Past Five Years / Prior Offices with Avery Dennison
Dean A. Scarborough	59	August 1997	2010-2014	Chairman, President and Chief
Chairman and				Executive Officer
Chief Executive Officer			2005-2010	President and Chief Executive Officer
			2000-2005	President and Chief Operating Officer
Mitchell R. Butier	43	March 2007	2010-2014	Senior Vice President and Chief
President, Chief Operating				Financial Officer
Officer and			2007-2010	Vice President, Controller and Chief
Chief Financial Officer				Accounting Officer
			2004-2006	Vice President, Finance, Retail Branding and Information Solutions
Lori J. Bondar	54	June 2010	2008-2010	Vice President, Controller
Vice President, Controller
and Chief Accounting Officer
Anne Hill	55	May 2007	2007-2011	Senior Vice President and
Senior Vice President and Chief Human Resources and Communications Officer				Chief Human Resources Officer
Susan C. Miller	55	March 2008	2008-2009	Senior Vice President and General Counsel
Senior Vice President,			2007-2008	Vice President and General Counsel
General Counsel and Secretary			1998-2006	Assistant General Counsel
R. Shawn Neville	52	June 2009	2008-2009	Chief Executive Officer, Boathouse Sports
President, Retail Branding and Information Solutions

(1)
Officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.

Item 11.        EXECUTIVE COMPENSATION

        The information called for by this Item is incorporated by reference from our 2015 Proxy Statement.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this Item is incorporated by reference from our 2015 Proxy Statement.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this Item is incorporated by reference from our 2015 Proxy Statement.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this Item is incorporated by reference from our 2015 Proxy Statement.

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

        (c) The financial statement schedules required by Regulation S-X, which are excluded from our 2014 Annual Report by Rule 14a-3(b)(1) and are required to be filed in this report, are set forth on the accompanying Index to Financial Statements and Financial Statement Schedule and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION
By:	/s/	Mitchell R. Butier
Mitchell R. Butier President, Chief Operating Officer and Chief Financial Officer

Dated: February 25, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	Chairman and Chief Executive Officer	February 25, 2015
/s/ Mitchell R. Butier Mitchell R. Butier	President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 25, 2015
/s/ Lori J. Bondar Lori J. Bondar	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2015

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

Signature	Title	Date

/s/ Bradley A. Alford Bradley A. Alford	Director	February 25, 2015
/s/ Anthony K. Anderson Anthony K. Anderson	Director	February 25, 2015
/s/ Peter K. Barker Peter K. Barker	Director	February 25, 2015
/s/ Rolf L. Börjesson Rolf L. Börjesson	Director	February 25, 2015
/s/ Ken C. Hicks Ken C. Hicks	Director	February 25, 2015
/s/ David E. I. Pyott David E. I. Pyott	Director	February 25, 2015
/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 25, 2015

Signature	Title	Date

/s/ Julia A. Stewart Julia A. Stewart	Director	February 25, 2015
/s/ Martha N. Sullivan Martha N. Sullivan	Director	February 25, 2015

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULE

Data incorporated by reference from the attached portions of the 2014 Annual Report to Shareholders of Avery Dennison Corporation:

Consolidated Financial Statements:
Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013
Consolidated Statements of Income for 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for 2014, 2013 and 2012
Consolidated Statements of Shareholders' Equity for 2014, 2013 and 2012
Consolidated Statements of Cash Flows for 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

        Except for the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report that is expressly incorporated herein by reference, our 2014 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Avery Dennison Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2015 appearing in the 2014 Annual Report to Shareholders of Avery Dennison Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2015

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

	Balance at Beginning of Year	Net Additions Charged to Costs and Expenses	Deductions From Reserves(a)	Balance at End of Year
2014
Allowance for doubtful accounts	$21.4	$6.3	$(6.9)	$20.8
Allowance for sales returns	10.2	14.4	(14.9)	9.7
2013
Allowance for doubtful accounts	31.1	5.1	(14.8)	21.4
Allowance for sales returns	13.7	11.2	(14.7)	10.2
2012
Allowance for doubtful accounts	34.0	3.4	(6.3)	31.1
Allowance for sales returns	9.3	14.5	(10.1)	13.7

(a)
Deductions from reserves include currency translation adjustments for all periods and the sale of the DES business in 2013.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-191228 and 333-169954) and Form S-8 (File Nos. 33-54411, 33-58921, 33-63979, 333-38707, 333-38709, 333-107370, 333-107371, 333-107372, 333-109814, 333-124495, 333-143897, 333-152508, 333-166832, 333-166836, 333-166837, 333-181221, and 333-197631) of Avery Dennison Corporation of our report dated February 25, 2015 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 25, 2015 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2015

AVERY DENNISON CORPORATION

EXHIBIT INDEX
For the Year Ended January 3, 2015

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
2.1	Purchase Agreement, dated as of January 29, 2013, by and among CCL Industries, Inc. ("CCL"), a corporation organized under the laws of Canada, those subsidiaries of CCL to be designated pursuant to Section 5.8 thereof, Registrant, and those subsidiaries of Registrant listed in Annex A thereof	2.1	Current Report on Form 8-K, filed January 30, 2013
2.2	Amendment to Purchase Agreement, dated as of July 1, 2013, by and between Registrant and CCL	2.1	Current Report on Form 8-K, filed July 1, 2013
3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 28, 2011
3.1(ii)	Amended and Restated Bylaws, dated as of December 5, 2013	3.2	Current Report on Form 8-K, filed December 6, 2013
4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the "1991 Indenture")	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991
4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the "Supplemental Indenture")	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993
4.3	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series C" under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995
4.4	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series D" under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed December 16, 1996

i

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
4.5	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee ("2001 Indenture")	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001
4.6	Officers' Certificate establishing two series of Securities entitled "4.875% Notes due 2013" and "6.000% Notes due 2033" under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003
4.7	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003
4.8	Indenture, dated as of September 25, 2007, among Avery Dennison Office Products Company ("ADOPC"), Registrant and The Bank of New York Trust Company, N.A., as Trustee ("Bank of NY")	99.1	Current Report on Form 8-K, filed October 1, 2007
4.9	6.625% Guaranteed Notes due 2017	99.1	Current Report on Form 8-K, filed October 1, 2007
4.10	Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed November 20, 2007
4.11	First Supplemental Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3	Current Report on Form 8-K, filed November 20, 2007
4.12	Second Supplemental Indenture, dated as of April 13, 2010, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 13, 2010
4.13	Form of 5.375% Senior Notes due 2020	4.3	Current Report on Form 8-K, filed April 13, 2010
4.14	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013
4.15	Form of 3.35% Senior Notes due 2023	4.3	Current Report on Form 8-K, filed April 8, 2013
10.1	Amended and Restated Credit Agreement, dated as of February 8, 2008, among ADOPC, Registrant, Bank of America, N.A. and Banc of America Securities LLC and JP Morgan Securities Inc ("ADOPC Credit Agreement")	10.1	Quarterly Report on Form 10-Q, filed August 7, 2008

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.2	Second Amendment, dated as of January 23, 2009, to ADOPC Credit Agreement	99.4	Current Report on Form 8-K, filed January 27, 2009
10.3	Third Amended and Restated Credit Agreement, dated as of October 3, 2014, by and among Registrant, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party thereto	10.1	Current Report on Form 8-K, filed October 3, 2014
10.4*	Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982
10.5*	Executive Group Life Insurance Plan	10.9	1982 Annual Report on Form 10-K, filed February 25, 1983
10.6*	Amended and Restated Supplemental Executive Retirement Plan ("SERP")	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.7*	Letter of Grant to D.A. Scarborough under SERP	10.11.2.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.8*	Letter Agreement with D.A. Scarborough regarding SERP benefits	10.11.2.1	Current Report on Form 8-K, filed December 15, 2010
10.9*	Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995
10.10*	Amended and Restated Retirement Plan for Directors	10.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003
10.11*	Amended and Restated Director Equity Plan ("Director Plan")	10.15.1	Current Report on Form 8-K, filed December 11, 2008
10.12*	Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004
10.13*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan ("EVDCP")	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995
10.14*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.15*	Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.16*	Complete Restatement and Amendment of Directors Variable Deferred Compensation Plan ("DVDCP")	10.18	1994 Annual Report on Form 10-K, filed March 30, 1995
10.17*	Amendment No. 1 to DVDCP	10.18.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.18*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011
10.19*	Amended and Restated Stock Option and Incentive Plan ("Equity Plan")	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012
10.20*†	First Amendment to Equity Plan	N/A	N/A
10.21*	Forms of NQSO Agreement under Equity Plan	10.19.5	2007 Annual Report on Form 10-K, filed February 27, 2008
10.22*	Forms of Equity Awards under Equity Plan	10.19.6	Current Report on Form 8-K, filed April 30, 2008
10.23*	Forms of Equity Agreements under Equity Plan	10.10.19.9	Current Report on Form 8-K, filed December 11, 2008
10.24*	Additional Forms of Equity Agreements under Equity Plan	10.19.10	Current Report on Form 8-K/A, filed December 11, 2008
10.25*	Senior Executive Annual Incentive Plan	A	2014 Proxy Statement on Schedule 14A, filed March 7, 2014
10.26*†	Annual Incentive Plan	N/A	N/A
10.27*	Complete Restatement and Amendment of Executive Deferred Retirement Plan ("EDRP")	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995
10.28*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.29*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002
10.30*	Executive Variable Deferred Retirement Plan, amended and restated ("EVDRP")	10.31.5	2003 Annual Report on Form 10-K, filed March 11, 2004
10.31*	2004 EVDRP	4.1	Registration Statement on Form S-8 (File No. 333-109814), filed October 20, 2003
10.32*	2005 EVDRP, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013
10.33*	Benefit Restoration Plan, amended and restated ("BRP")	10.32.1	Current Report on Form 8-K/A, filed December 11, 2008

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.34*	First Amendment to BRP	10.32.1	2010 Annual Report on Form 10-K, filed February 28, 2011
10.35*	Amended and Restated Capital Accumulation Plan ("CAP")	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000
10.36*	Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000
10.37*	Key Executive Change of Control Severance Plan	10.35	Quarterly Report on Form 10-Q, filed May 10, 2011
10.38*	Executive Severance Plan	10.36	Quarterly Report on Form 10-Q, filed May 10, 2011
10.39*	Long-Term Incentive Unit Plan	10.43	2012 Annual Report on Form 10-K, filed February 27, 2013
10.40*	Form of Restricted Stock Unit Agreement	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014
10.41*	Form of Performance Unit Agreement	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014
10.42*	Form of Market-Leveraged Stock Unit Agreement	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014
10.43*	Form of Long-Term Incentive Unit Agreement	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014
10.44*	Form of Performance Long-Term Incentive Unit Agreement	10.42	2013 Annual Report on Form 10-K, filed February 26, 2014
10.45*	Form of Director Restricted Stock Unit Agreement	10.43	2013 Annual Report on Form 10-K, filed February 26, 2014
10.46*†	Offer Letter to Anne Bramman	N/A	N/A
12†	Computation of Ratio of Earnings to Fixed Charges	N/A	N/A
13†	Portions of Annual Report to Shareholders for fiscal year ended January 3, 2015	N/A	N/A
21†	List of Subsidiaries	N/A	N/A
23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (see page S-4)	N/A	N/A
24†	Power of Attorney (see Signatures — Power of Attorney)	N/A	N/A

v

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
101INS	XBRL Instance Filing	N/A	N/A
101SCH	XBRL Extension Schema Filing	N/A	N/A
101CAL	XBRL Extension Calculation Linkbase Filing	N/A	N/A
101LAB	XBRL Extension Label Linkbase Filing	N/A	N/A
101PRE	XBRL Extension Presentation Linkbase Filing	N/A	N/A
101DEF	XBRL Extension Definition Linkbase Filing	N/A	N/A

(1)
Unless otherwise noted, the File Number for all filings is File No. 1-7685.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

†
Filed herewith.