Form 10-Q
period 2015-04-04
Avery Dennison Corp
filed 2015-05-05
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015.

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

Number of shares of $1 par value common stock outstanding as of May 2, 2015: 91,022,066

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2015 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; fluctuations in currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; integration of acquisitions and completion of potential dispositions; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; protection and infringement of intellectual property; changes in political conditions; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

We believe that the most significant risk factors that could affect our financial performance in the near-term include: (1) the impacts of economic conditions on underlying demand for our products and foreign currency fluctuations; (2) competitors’ actions, including pricing, expansion in key markets, and product offerings; and (3) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume.

Our forward-looking statements are made only as of the date hereof.  We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)	April 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$212.5	$227.0
Trade accounts receivable, less allowances of $34.3 and $30.5 at April 4, 2015 and January 3, 2015, respectively	988.0	958.1
Inventories, net	508.9	491.8
Current deferred and refundable income taxes	102.9	107.5
Assets held for sale	17.7	.8
Other current assets	134.1	136.1
Total current assets	1,964.1	1,921.3
Property, plant and equipment	2,566.2	2,654.5
Accumulated depreciation	(1,735.0)	(1,779.2)
Property, plant and equipment, net	831.2	875.3
Goodwill	697.0	721.6
Other intangibles resulting from business acquisitions, net	60.9	67.4
Non-current deferred income taxes	305.8	311.0
Other assets	453.6	463.6
	$4,312.6	$4,360.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$265.7	$204.3
Accounts payable	825.1	797.8
Current deferred and payable income taxes	64.9	64.9
Liabilities held for sale	17.8	–
Other current liabilities	433.3	530.8
Total current liabilities	1,606.8	1,597.8
Long-term debt and capital leases	945.3	945.3
Long-term retirement benefits and other liabilities	610.4	622.8
Non-current deferred and payable income taxes	124.1	127.8
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at April 4, 2015 and January 3, 2015; issued – 124,126,624 shares at April 4, 2015 and January 3, 2015; outstanding – 90,834,254 shares and 90,458,956 shares at April 4, 2015 and January 3, 2015, respectively	124.1	124.1
Capital in excess of par value	810.4	823.9
Retained earnings	2,175.4	2,137.1
Treasury stock at cost, 33,292,370 shares and 33,667,668 shares at April 4, 2015 and January 3, 2015, respectively	(1,470.2)	(1,471.3)
Accumulated other comprehensive loss	(613.7)	(547.3)
Total shareholders’ equity	1,026.0	1,066.5
	$4,312.6	$4,360.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 4, 2015	March 29, 2014
Net sales	$1,528.0	$1,550.1
Cost of products sold	1,098.0	1,142.9
Gross profit	430.0	407.2
Marketing, general and administrative expense	300.9	296.7
Interest expense	15.3	15.4
Other expense, net	14.3	7.3
Income from continuing operations before taxes	99.5	87.8
Provision for income taxes	27.9	16.2
Income from continuing operations	71.6	71.6
Loss from discontinued operations, net of tax	–	(.4)
Net income	$71.6	$71.2

Per share amounts:
Net income per common share:
Continuing operations	$.79	$.74
Discontinued operations	–	–
Net income per common share	$.79	$.74
Net income per common share, assuming dilution:
Continuing operations	$.77	$.73
Discontinued operations	–	–
Net income per common share, assuming dilution	$.77	$.73
Dividends per common share	$.35	$.29

Weighted-average shares outstanding:
Common shares	90.6	96.1
Common shares, assuming dilution	92.4	98.0

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net income	$71.6	$71.2
Other comprehensive (loss) income, before tax:
Foreign currency translation	(72.1)	(.9)
Pension and other postretirement benefits	7.6	5.5
Cash flow hedges	(1.0)	(.1)
Other comprehensive (loss) income, before tax	(65.5)	4.5
Income tax expense related to components of other comprehensive (loss) income	.9	1.2
Other comprehensive (loss) income, net of tax	(66.4)	3.3
Total comprehensive income, net of tax	$5.2	$74.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Operating Activities
Net income	$71.6	$71.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	33.2	33.6
Amortization	16.1	16.4
Provision for doubtful accounts and sales returns	9.8	7.3
Net losses from asset impairments and sales/disposals of assets	1.1	.8
Stock-based compensation	7.4	6.0
Other non-cash expense and loss	13.6	11.8
Changes in assets and liabilities and other adjustments	(144.5)	(255.1)
Net cash provided by (used in) operating activities	8.3	(108.0)

Investing Activities
Purchases of property, plant and equipment	(25.3)	(38.7)
Purchases of software and other deferred charges	(1.4)	(8.9)
Proceeds from sales of property, plant and equipment	2.8	.1
(Purchases) sales of investments, net	(.4)	.1
Net cash used in investing activities	(24.3)	(47.4)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	64.2	90.4
Payments of debt (maturities longer than 90 days)	(.2)	(.4)
Dividends paid	(31.8)	(27.8)
Share repurchases	(33.8)	(59.2)
Proceeds from exercises of stock options, net	16.0	12.5
Other	(8.4)	(3.2)
Net cash provided by financing activities	6.0	12.3

Effect of foreign currency translation on cash balances	(4.5)	(3.4)
Decrease in cash and cash equivalents	(14.5)	(146.5)
Cash and cash equivalents, beginning of year	227.0	351.6
Cash and cash equivalents, end of period	$212.5	$205.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The unaudited Condensed Consolidated Financial Statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2014 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. The accompanying unaudited Condensed Consolidated Financial Statements include normal recurring adjustments necessary for a fair statement of our interim results.

Fiscal Period

The first quarters of 2015 and 2014 consisted of thirteen-week periods ending April 4, 2015 and March 29, 2014, respectively. Interim results of operations are not necessarily indicative of future results.

Note 2.  Assets Held for Sale and Discontinued Operations

Assets Held for Sale

In February 2015, we entered into an agreement to sell certain assets, and transfer certain liabilities, of a product line from our Retail Branding and Information Solutions reportable segment. This transaction, which is subject to customary closing conditions, is expected to be completed in the second quarter of 2015 for a sale price that is subject to working capital and other closing adjustments.  The assets and liabilities of the product line were presented as “held for sale” in the unaudited Condensed Consolidated Balance Sheet as of April 4, 2015.

We recorded an impairment charge of approximately $2 million related to certain long-lived assets of this product line during the three months ended April 4, 2015.  This loss was included in “Other expense, net” in the unaudited Consolidated Statements of Income.

Discontinued Operations

During the three months ended March 29, 2014, loss from discontinued operations, net of tax, included costs related to the resolution of certain post-closing adjustments from the sale of our former Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses. We continue to be subject to certain indemnification obligations under the terms of the purchase agreement. In addition, the tax liability associated with the sale is subject to completion of tax return filings in certain foreign jurisdictions where we operated the OCP and DES businesses.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	April 4, 2015	January 3, 2015
Raw materials	$189.5	$183.6
Work-in-progress	157.6	150.4
Finished goods	161.8	157.8
Inventories, net	$508.9	$491.8

Note 4.  Goodwill

Changes in the net carrying amount of goodwill for the three months ended April 4, 2015, by reportable segment, were as follows:

(In millions)	Pressure-sensitive Materials	Retail Branding and Information Solutions	Total
Goodwill as of January 3, 2015	$306.6	$415.0	$721.6
Translation adjustments	(19.8)	(4.8)	(24.6)
Goodwill as of April 4, 2015	$286.8	$410.2	$697.0

The carrying amounts of goodwill at April 4, 2015 and January 3, 2015 were net of accumulated impairment losses of $820 million, which were included in our Retail Branding and Information Solutions reportable segment.

There was no goodwill associated with our Vancive Medical Technologies reportable segment.

Avery Dennison Corporation

Note 5.  Debt

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities.  The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.3 billion at April 4, 2015 and $1.22 billion at January 3, 2015. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our various loan agreements require that we maintain specified financial covenant ratios of total debt and interest expense in relation to certain measures of income.  As of April 4, 2015, we were in compliance with our financial covenants.

Note 6.  Pension and Other Postretirement Benefits

Defined Benefit Plans

We sponsor a number of defined benefit plans, the accrual of benefits under some of which has been frozen, covering eligible employees in the U.S. and certain other countries.  Benefits payable to an employee are based primarily on years of service and the employee’s compensation during the course of his or her employment with us.  While we have not expressed any intent to terminate these plans, we may do so at any time, subject to applicable laws and regulations.

We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations.  We have not incurred significant costs related to termination indemnity arrangements, and therefore, no related costs are included in the disclosures below.

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	April 4, 2015		March 29, 2014		April 4, 2015	March 29, 2014
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.7	$.1	$3.5	$–	$–
Interest cost	10.7	4.5	11.0	6.0	.1	–
Expected return on plan assets	(12.9)	(5.5)	(13.0)	(6.5)	–	–
Recognized net actuarial loss	5.1	2.5	3.9	1.3	.6	.7
Amortization of prior service cost (credit)	.3	(.1)	.3	.1	(.8)	(.8)
Net periodic benefit cost (credit)	$3.3	$5.1	$2.3	$4.4	$(.1)	$(.1)

We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate. All of the contributions made in the first three months of 2015 and 2014 were made to meet minimum funding requirements.

The following table sets forth the contributions to our defined benefit plans:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
U.S.	$1.2	$1.0
Int’l	7.1	8.0
U.S. postretirement health benefits	.3	.3

Note 7.  Research and Development

Research and development expense from continuing operations was $25.6 million and $24.9 million for the three months ended April 4, 2015 and March 29, 2014, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Avery Dennison Corporation

Note 8.  Long-Term Incentive Compensation

Equity Awards

Stock-based compensation expense from continuing operations was $7.4 million and $6 million for the three months ended April 4, 2015 and March 29, 2014, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

As of April 4, 2015, we had approximately $49 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average period of approximately three years.

Cash Awards

Compensation expense from continuing operations related to long-term incentive units was $5.2 million and $5.3 million for the three months ended April 4, 2015 and March 29, 2014, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Consolidated Statements of Income.

Note 9.  Cost Reduction Actions

2014/2015 Actions

During the three months ended April 4, 2015, we recorded $13.9 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 that are continuing through 2015 (“2014/2015 Actions”). These charges consisted of severance and related costs for the reduction of approximately 245 positions and asset impairment charges.

In 2014, we recorded $66.5 million in restructuring charges, net of reversals, related to our 2014/2015 Actions.  These charges consisted of severance and related costs for the reduction of approximately 1,420 positions, lease cancellation costs, and asset impairment charges.

Approximately 130 employees impacted by our 2014/2015 Actions remained employed with us as of April 4, 2015. We expect charges and payments related to these actions to be substantially completed in 2015.

Accruals for severance and related costs and lease cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.  For assets that were not disposed of, impairments were based on the estimated market value of the assets.  Restructuring costs were included in “Other expense, net” in the unaudited Consolidated Statements of Income.

During the three months ended April 4, 2015, restructuring charges and payments were as follows:

(In millions)	Accrual at January 3, 2015	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at April 4, 2015
2014/2015 Actions
Severance and related costs	$16.8	$13.5	$(11.7)	$–	$(.9)	$17.7
Asset impairment charges	–	.4	–	(.4)	–	–
Lease cancellation costs	.1	–	(.1)	–	–	–
2012 Program
Severance and related costs	.8	–	–	–	(.1)	.7
Total	$17.7	$13.9	$(11.8)	$(.4)	$(1.0)	$18.4

The table below shows the total amount of restructuring costs incurred by reportable segment and Corporate.  Restructuring costs were included in “Other expense, net” in the unaudited Consolidated Statements of Income.

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Restructuring costs by reportable segment and Corporate
Pressure-sensitive Materials	$7.3	$1.3
Retail Branding and Information Solutions	3.4	6.0
Vancive Medical Technologies	1.1	–
Corporate	2.1	–
	$13.9	$7.3

Avery Dennison Corporation

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

As of April 4, 2015, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $4.3 million and $1.3 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the fair value and balance sheet locations of derivatives as of April 4, 2015:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$10.0	Other accrued liabilities	$5.0
Commodity contracts	Other current assets	–	Other accrued liabilities	.8
			Long-term retirement benefits and other liabilities	.2
		$10.0		$6.0

The following table provides the fair value and balance sheet locations of derivatives as of January 3, 2015:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$10.3	Other accrued liabilities	$10.5
Commodity contracts	Other current assets	–	Other accrued liabilities	1.0
			Long-term retirement benefits and other liabilities	.2
		$10.3		$11.7

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings, resulting in no material net impact to income.

The following table provides the components of net gain (loss) recognized in income related to fair value hedge contracts.  The corresponding gains or losses on the underlying hedged items approximated the net gain (loss) on these fair value hedge contracts.

		Three Months Ended
(In millions)	Location of Gain (Loss) in Income	April 4, 2015	March 29, 2014
Foreign exchange contracts	Cost of products sold	$1.4	$(.9)
Foreign exchange contracts	Marketing, general and administrative expense	11.7	1.0
		$13.1	$.1

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive loss” and reclassified into earnings in the same period(s) during which the hedged transaction impacts earnings.  Gains and losses on the derivative, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

Avery Dennison Corporation

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Foreign exchange contracts	$1.5	$(.3)
Commodity contracts	(.5)	.4
	$1.0	$.1

The amount of gain or loss recognized in income related to the ineffective portion of, and the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not material for the three months ended April 4, 2015 and March 29, 2014, respectively.

As of April 4, 2015, we expected a net gain of approximately $1 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Note 11.  Taxes Based on Income

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Income from continuing operations before taxes	$99.5	$87.8
Provision for income taxes	27.9	16.2
Effective tax rate	28.0%	18.4%

The effective tax rate for continuing operations for the three months ended April 4, 2015 included a discrete tax benefit of $3.3 million due to a decrease in certain tax reserves, including interest and penalties, as a result of closing tax years, and a net benefit of $1.6 million related to changes in the effective tax rates in certain foreign municipalities.

The effective tax rate for continuing operations for the three months ended March 29, 2014 included a discrete tax benefit of $9.5 million as a result of changes in certain tax reserves and valuation allowances and a $4.8 million benefit from out-of-period adjustments to properly state deferred taxes related to acquisitions completed in 2002 and 2003.

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.  With some exceptions, we and our subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2006.

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $10 million, as a result of settlements and closing tax years.

Avery Dennison Corporation

Note 12.  Net Income Per Common Share

Net income per common share was computed as follows:

		Three Months Ended
(In millions, except per share amounts)		April 4, 2015	March 29, 2014
(A)	Income from continuing operations	$71.6	$71.6
(B)	Loss from discontinued operations, net of tax	–	(.4)
(C)	Net income available to common shareholders	$71.6	$71.2
(D)	Weighted-average number of common shares outstanding	90.6	96.1
	Dilutive shares (additional common shares issuable under stock-based awards)	1.8	1.9
(E)	Weighted-average number of common shares outstanding, assuming dilution	92.4	98.0
Net income per common share:
	Continuing operations (A) ÷ (D)	$.79	$.74
	Discontinued operations (B) ÷ (D)	–	–
Net income per common share (C) ÷ (D)		$.79	$.74
Net income per common share, assuming dilution:
	Continuing operations (A) ÷ (E)	$.77	$.73
	Discontinued operations (B) ÷ (E)	–	–
Net income per common share, assuming dilution (C) ÷ (E)		$.77	$.73

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect.  Stock-based compensation awards excluded from the computation totaled approximately 1 million shares and 4 million shares for the three months ended April 4, 2015 and March 29, 2014, respectively.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 4, 2015 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 3, 2015	$(16.7)	$(530.6)	$–	$(547.3)
Other comprehensive loss before reclassifications, net of tax	(72.1)	–	–	(72.1)
Reclassifications to net income, net of tax	–	6.4	(.7)	5.7
Net current-period other comprehensive (loss) income, net of tax	(72.1)	6.4	(.7)	(66.4)
Balance as of April 4, 2015	$(88.8)	$(524.2)	$(.7)	$(613.7)

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 29, 2014 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 28, 2013	$138.0	$(418.1)	$(1.0)	$(281.1)
Other comprehensive loss before reclassifications, net of tax	(.9)	–	–	(.9)
Reclassifications to net income, net of tax	–	4.3	(.1)	4.2
Net current-period other comprehensive (loss) income, net of tax	(.9)	4.3	(.1)	3.3
Balance as of March 29, 2014	$137.1	$(413.8)	$(1.1)	$(277.8)

Avery Dennison Corporation

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) income from continuing operations were as follows:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$1.5	$–	Cost of products sold
Commodity contracts	(.5)	.1	Cost of products sold
	1.0	.1	Total before tax
	(.3)	–	Provision for income taxes
	.7	.1	Net of tax

Pension and other postretirement benefits(1)	(7.6)	(5.5)
	1.2	1.2	Provision for income taxes
	(6.4)	(4.3)	Net of tax
Total reclassifications for the period	$(5.7)	$(4.2)	Total, net of tax

(1)                See Note 6, “Pension and Other Postretirement Benefits,” for more information.

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Pension and other postretirement benefits	$1.2	$1.2
Cash flow hedges	(.3)	–
Income tax expense allocated to components of other comprehensive income	$.9	$1.2

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of April 4, 2015:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$18.0	$7.8	$10.2	$–
Derivative assets	10.0	–	10.0	–

Liabilities
Derivative liabilities	$6.0	$1.0	$5.0	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 3, 2015:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.9	$7.6	$10.3	$–
Derivative assets	10.3	–	10.3	–

Liabilities
Derivative liabilities	$11.7	$1.2	$10.5	$–

Avery Dennison Corporation

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of April 4, 2015, trading securities of $.4 million and $17.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of January 3, 2015, trading securities of $.8 million and $17.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

Note 15.  Commitments and Contingencies

Legal Proceedings

We are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business.  We have accrued liabilities for matters where it is probable that a loss will be incurred and the amount of loss can be reasonably estimated.  Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses.  If information were to become available that allowed us to reasonably estimate a range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our accrued liabilities accordingly.  Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future.  The range of expenses for resolving any future matters would be assessed as they arise; until then, a range of potential expenses for such resolution cannot be determined. Potential insurance reimbursements are not offset against potential liabilities, and such liabilities are not discounted.  Based upon current information, we believe that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.

Environmental

As of April 4, 2015, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at fifteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed.  We are participating with other PRPs at these sites, and anticipate that our share of remediation costs will be determined pursuant to agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

We have accrued liabilities for sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated.  These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors.  Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate these sites could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses.  If information were to become available that allowed us to reasonably estimate a range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our environmental liabilities accordingly.  In addition, we may be identified as a PRP at additional sites in the future.  The range of expenses for remediation of any future-identified sites would be addressed as they arise; until then, a range of expenses for such remediation cannot be determined.

The activity for the three months ended April 4, 2015 related to environmental liabilities was as follows:

(In millions)
Balance at January 3, 2015	$26.2
Charges (reversals), net	.6
Payments	(1.4)
Balance at April 4, 2015	$25.4

As of April 4, 2015, approximately $10 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Guarantees

We participate in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions.  We guarantee the collection of the related receivables.  At April 4, 2015, the outstanding amount guaranteed was approximately $17 million.  We believe our exposure to these guarantees is not material.

Avery Dennison Corporation

Unused letters of credit (primarily standby) outstanding with various financial institutions were approximately $47 million at April 4, 2015.

Commitments

On September 9, 2005, we completed a ten-year lease financing for a commercial facility located in Mentor, Ohio, used primarily for the North American headquarters and research center of our Materials group.  The facility consists of land, buildings, and equipment.  We lease the facility under an operating lease arrangement, which contains a residual value guarantee of $31.5 million, as well as certain obligations with respect to the refinancing of the lessor’s debt of $11.5 million (collectively, the “Guarantee”).  At the end of the lease term, we have the option to purchase or remarket the facility at an amount equivalent to the value of the Guarantee.  If our estimated fair value (or estimated selling price) of the facility falls below the Guarantee, we would be required to pay the lessor a shortfall, which is an amount equivalent to the Guarantee less our estimated fair value.  During the second quarter of 2011, we estimated a shortfall with respect to the Guarantee and began to recognize the shortfall on a straight-line basis over the remaining lease term.  The carrying amount of the shortfall was approximately $17 million at April 4, 2015, of which $4 million was included in “Other current liabilities” and $13 million in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.  We are in the process of negotiating an extension and amendment of the lease, and expect to conclude negotiations with the lessor in the second quarter of 2015.

Note 16.  Segment Information

Financial information by reportable segment from continuing operations is set forth below.

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,120.6	$1,143.5
Retail Branding and Information Solutions	388.1	387.7
Vancive Medical Technologies	19.3	18.9
Net sales to unaffiliated customers	$1,528.0	$1,550.1
Intersegment sales
Pressure-sensitive Materials	$15.7	$16.2
Retail Branding and Information Solutions	.6	.8
Vancive Medical Technologies	1.6	2.3
Intersegment sales	$17.9	$19.3
Income from continuing operations before taxes
Pressure-sensitive Materials	$122.9	$112.0
Retail Branding and Information Solutions	19.2	16.6
Vancive Medical Technologies	(2.1)	(2.6)
Corporate expense	(25.2)	(22.8)
Interest expense	(15.3)	(15.4)
Income from continuing operations before taxes	$99.5	$87.8
Other expense, net by reportable segment
Pressure-sensitive Materials	$5.6	$1.3
Retail Branding and Information Solutions	5.5	6.0
Vancive Medical Technologies	1.1	–
Corporate	2.1	–
Other expense, net	$14.3	$7.3
Other expense, net by type
Restructuring costs:
Severance and related costs	$13.5	$7.0
Asset impairment charges	.4	.3
Other items:
Impairment charges on assets held for sale	2.0	–
Legal settlement	(.5)	–
Gain on sale of asset	(1.7)	–
Divestiture-related costs	.6	–
Other expense, net	$14.3	$7.3

Avery Dennison Corporation

Note 17.  Recent Accounting Requirements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance about accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. If a cloud computing arrangement includes a software license, as clarified in the guidance, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and may be adopted prospectively or retrospectively.  We do not anticipate that adoption of this guidance will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

In April 2015, the FASB revised guidance to allow employers with fiscal year-ends that do not coincide with a calendar month-end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the calendar month closest to their fiscal year-end. Employers that make this election must apply the alternative measurement date to all defined benefit plans. The guidance also allows all employers to elect to remeasure defined plan assets and obligations in interim periods at the closest calendar month-end to an event that triggers the remeasurement. This revised guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  We do not anticipate that adoption of this revised guidance will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

In April 2015, the FASB revised guidance on the presentation of debt issuance costs. Under this revised guidance, debt issuance costs should be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. This revised guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. We do not anticipate that adoption of this revised guidance will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

In May 2014, the FASB issued revised guidance on revenue recognition. This revised guidance provides a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This revised guidance will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This revised guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This revised guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and can be applied retrospectively either to each prior reporting period presented or with the cumulative effect of adoption recognized at the date of initial application. Early adoption is not permitted. We are evaluating the impact of this revised guidance, but based on the information that we have evaluated to date, we do not anticipate its adoption to have a significant impact on our financial position, results of operations, cash flows, or disclosures.

Avery Dennison Corporation

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, provides management’s views on our financial condition and results of operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto, and includes the following sections:

Non-GAAP Financial Measures	16
Overview and Outlook	17
Analysis of Results of Operations for the First Quarter	18
Results of Operations by Reportable Segment for the First Quarter	19
Financial Condition	21
Recent Accounting Requirements	24

NON-GAAP FINANCIAL MEASURES

We report financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures.  These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.  These non-GAAP financial measures are intended to supplement presentation of our financial results that are prepared in accordance with GAAP.  Based upon feedback from our investors and financial analysts, we believe that supplemental non-GAAP financial measures provide information that is useful to the assessment of our performance and operating trends, as well as liquidity. The measures we use may not be comparable to similarly named non-GAAP measures used by other companies.

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

We use the following non-GAAP financial measures in this MD&A:

•  Organic sales change refers to the increase or decrease in sales excluding the estimated impact of currency translation, product line exits, acquisitions and divestitures, and, where applicable, an extra week in the current or preceding fiscal year.  The estimated impact of currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to exclude the effect of currency fluctuations.  We believe organic sales change assists investors in evaluating the underlying sales growth from the ongoing activities of our businesses and provides improved comparability of results period to period.

•  Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments. Free cash flow excludes uses of cash that do not directly or immediately support the underlying business, such as discretionary debt reductions, dividends, share repurchases, and certain effects of acquisitions and divestitures (e.g., cash flow from discontinued operations, taxes, and transaction costs).

•  Operational working capital refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses.  We use this non-GAAP financial measure to assess our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and that may increase the volatility of the working capital as a percentage of sales from period to period.  Additionally, the excluded items are not significantly influenced by our day-to-day activities managed at the operating level and may not reflect the underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Sales

Our sales decreased 1% in the first three months of 2015 compared to the same period last year.

Three Months Ended
April 4, 2015
Estimated change in sales due to
Organic sales change	3%
Extra week in our prior fiscal year	3
Foreign currency translation	(7)
Reported sales change	(1)%

Income from Continuing Operations

Income from continuing operations in the first quarter of 2015 was roughly flat in comparison to the first quarter in 2014. Major factors affecting income from continuing operations in the first three months of 2015 included:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Higher volume and improved product mix

Offsetting factors:

•                  Higher employee-related costs

•                  Higher income taxes

•                  Foreign currency translation

•                  Higher restructuring costs

Cost Reduction Actions

2014/2015 Actions

During the first three months of 2015, we recorded $13.9 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 that are continuing through 2015 (“2014/2015 Actions”). These charges consisted of severance and related costs for the reduction of approximately 245 positions and asset impairment charges.

In 2014, we recorded $66.5 million in restructuring charges, net of reversals, related to our 2014/2015 Actions. These charges consisted of severance and related costs for the reduction of approximately 1,420 positions, lease cancellation costs, and asset impairment charges.

Approximately 130 employees impacted by our 2014/2015 Actions remained employed with us as of April 4, 2015. We expect charges and payments related to these actions to be substantially completed in 2015.

In 2015, we expect to realize at least $70 million in savings, net of transition costs, from our 2014/2015 Actions. We anticipate carryover savings from our 2014/2015 Actions in 2016.

Restructuring costs are included in “Other expense, net” in the unaudited Consolidated Statements of Income. Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Free Cash Flow

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net cash provided by (used in) operating activities	$8.3	$(108.0)
Purchases of property, plant and equipment	(25.3)	(38.7)
Purchases of software and other deferred charges	(1.4)	(8.9)
Proceeds from sales of property, plant and equipment	2.8	.1
(Purchases) sales of investments, net	(.4)	.1
Free cash flow	$(16.0)	$(155.4)

Avery Dennison Corporation

Free cash flow in the first three months of 2015 improved compared to 2014 primarily due to the timing of vendor payments, lower incentive compensation paid in 2015 for the 2014 performance year, and lower capital expenditures in 2015.

2015 Outlook

Certain factors that we believe may contribute to results for 2015 are described below:

•                  We expect organic sales growth of approximately 3% to 4% in 2015 compared to 2014.

•                  We expect earnings to increase in 2015 compared to 2014.

•                  We estimate cash restructuring costs of approximately $50 million in 2015.

•                  We expect our full year 2015 tax rate to be in the low to mid-thirty percent range.

•                  We anticipate our capital and software expenditures in 2015 to be approximately $175 million.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER

Income from Continuing Operations before Taxes

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net sales	$1,528.0	$1,550.1
Cost of products sold	1,098.0	1,142.9
Gross profit	430.0	407.2
Marketing, general and administrative expense	300.9	296.7
Interest expense	15.3	15.4
Other expense, net	14.3	7.3
Income from continuing operations before taxes	$99.5	$87.8

As a Percentage of Sales
Gross profit	28.1%	26.3%
Marketing, general and administrative expense	19.7	19.1
Income from continuing operations before taxes	6.5	5.7

Gross Profit Margin

Gross profit margin for the first quarter of 2015 increased compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, and the favorable impact of higher volume and improved product mix, partially offset by higher employee-related costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the first quarter of 2015 compared to the same period last year due to higher employee-related costs and other items, partially offset by benefits from productivity initiatives, including savings from restructuring, and the net impact of currency.

Other Expense, net

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Other expense, net by type
Restructuring costs:
Severance and related costs	$13.5	$7.0
Asset impairment charges	.4	.3
Other items:
Impairment charges on assets held for sale	2.0	–
Legal settlement	(.5)	–
Gain on sale of asset	(1.7)	–
Divestiture-related costs	.6	–
Other expense, net	$14.3	$7.3

Avery Dennison Corporation

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	April 4, 2015	March 29, 2014
Income from continuing operations before taxes	$99.5	$87.8
Provision for income taxes	27.9	16.2
Income from continuing operations	71.6	71.6
Loss from discontinued operations, net of tax	–	(.4)
Net income	$71.6	$71.2
Net income per common share	$.79	$.74
Net income per common share, assuming dilution	.77	.73

Net income as a percentage of sales	4.7%	4.6%
Effective tax rate for continuing operations	28.0	18.4

Provision for Income Taxes

The effective tax rate for continuing operations for the three months ended April 4, 2015 included a discrete tax benefit of $3.3 million due to a decrease in certain tax reserves, including interest and penalties, as a result of closing tax years, and a net benefit of $1.6 million related to changes in the effective tax rates in certain foreign municipalities.

The effective tax rate for continuing operations for the three months ended March 29, 2014 included a discrete tax benefit of $9.5 million as a result of changes in certain tax reserves and valuation allowances and a $4.8 million benefit from out-of-period adjustments to properly state deferred taxes related to acquisitions completed in 2002 and 2003.

Our effective tax rate can vary widely from quarter to quarter, resulting from interim reporting requirements, the recognition of discrete events and the timing of repatriation of foreign earnings.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net sales including intersegment sales	$1,136.3	$1,159.7
Less intersegment sales	(15.7)	(16.2)
Net sales	$1,120.6	$1,143.5
Operating income(1)	122.9	112.0

(1)Included costs associated with restructuring in both quarters and a gain on sale of asset in 2015.	$5.6	$1.3

Net Sales

In the first quarter of 2015, sales in our Pressure-sensitive Materials segment decreased approximately 2% compared to the same period last year, reflecting the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis and the impact of the extra week in our prior fiscal year. On an organic basis, sales increased approximately 4% primarily due to higher volume and improved product mix. On an organic basis, sales increased at a mid-single digit rate in Western Europe, and at low-single digit rates in both North America and emerging markets.

In the first quarter of 2015, sales on an organic basis increased at a low-single digit rate and at a mid-single digit rate for the Materials and Performance Tapes product groups in our Pressure-sensitive Materials segment, respectively.

Avery Dennison Corporation

Operating Income

Operating income increased in the first quarter of 2015 compared to the same period last year due to the benefits from productivity initiatives, including savings from restructuring, net of transition costs, and higher volume and improved product mix, partially offset by the unfavorable impact of currency, higher employee-related costs, and higher restructuring costs.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net sales including intersegment sales	$388.7	$388.5
Less intersegment sales	(.6)	(.8)
Net sales	$388.1	$387.7
Operating income(1)	19.2	16.6

(1)Included costs associated with restructuring in both quarters, and, in 2015, impairment charges on assets held for sale, divestiture-related costs, and a legal settlement.	$5.5	$6.0

Net Sales

In the first quarter of 2015, sales in our Retail Branding and Information Solutions segment were comparable to the same period last year as higher sales on an organic basis and the impact from the extra week in our prior fiscal year were offset by the unfavorable impact of foreign currency translation. On an organic basis, sales increased approximately 2% due to higher volume.

Operating Income

Operating income increased in the first quarter of 2015 primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs.

Vancive Medical Technologies

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net sales including intersegment sales	$20.9	$21.2
Less intersegment sales	(1.6)	(2.3)
Net sales	$19.3	$18.9
Operating loss(1)	(2.1)	(2.6)

(1)Included costs associated with restructuring in 2015.	$1.1	$–

Net Sales

In the first quarter of 2015, sales in our Vancive Medical Technologies segment increased approximately 2% compared to the same period last year, reflecting higher sales on an organic basis, largely offset by the unfavorable impact of foreign currency translation. On an organic basis, sales increased approximately 11% primarily due to higher volume.

Operating Loss

Operating loss decreased in the first quarter of 2015 compared to the same period last year due to higher volume and lower operating costs.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net income	$71.6	$71.2
Depreciation and amortization	49.3	50.0
Provision for doubtful accounts and sales returns	9.8	7.3
Net losses from asset impairments and sales/disposals of assets	1.1	.8
Stock-based compensation	7.4	6.0
Other non-cash expense and loss	13.6	11.8
Changes in assets and liabilities and other adjustments(1)	(144.5)	(255.1)
Net cash provided by (used in) operating activities	$8.3	$(108.0)

(1) For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first three months of 2015, cash flow provided by operating activities improved compared to the same period last year primarily due to the timing of vendor payments as well as lower incentive compensation paid in 2015 for the 2014 performance year.

Cash Flow for Investing Activities

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Purchases of property, plant and equipment	$(25.3)	$(38.7)
Purchases of software and other deferred charges	(1.4)	(8.9)
Proceeds from sales of property, plant and equipment	2.8	.1
(Purchases) sales of investments, net	(.4)	.1
Net cash used in investing activities	$(24.3)	$(47.4)

Capital and Software Spending

During the first three months of 2015 and 2014, we invested in new equipment to support growth, primarily in Asia, and to improve manufacturing productivity.

Information technology investments in the first three months of 2014 were primarily associated with standardization initiatives.

Cash Flow for Financing Activities

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net change in borrowings and payments of debt	$64.2	$90.4
Payments of debt (maturities longer than 90 days)	(.2)	(.4)
Dividends paid	(31.8)	(27.8)
Share repurchases	(33.8)	(59.2)
Proceeds from exercises of stock options, net	16.0	12.5
Other	(8.4)	(3.2)
Net cash provided by financing activities	$6.0	$12.3

Borrowings and Repayment of Debt

Given the seasonality of our cash flow during the first three months of 2015 and 2014, our commercial paper borrowings were used mainly to fund share repurchase activity, dividends, and capital expenditures.  Our commercial paper borrowings were also used to support operational requirements in the first three months of 2014. Refer to “Share Repurchases” below for more information.

Dividend Payments

We paid dividends of $.35 per share in the first three months of 2015 compared to $.29 per share in the same period last year.  In April 2015, we increased our quarterly dividend to $.37 per share, representing a 6% increase from our previous dividend rate of $.35 per share.

Avery Dennison Corporation

Share Repurchases

During the first three months of 2015, we repurchased approximately .6 million shares of our common stock at an aggregate cost of $33.8 million. During the first three months of 2014, we repurchased approximately 1.2 million shares of our common stock at an aggregate cost of $59.2 million.

As of April 4, 2015, shares of our common stock in the aggregate amount of approximately $566 million remained authorized for repurchase under outstanding board authorizations.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the three months ended April 4, 2015, goodwill decreased by approximately $25 million to $697 million, which reflected the impact of foreign currency translation.

In the three months ended April 4, 2015, other intangibles resulting from business acquisitions, net, decreased by approximately $7 million to $61 million, which primarily reflected current year amortization expense and the impact of foreign currency translation.

Refer to Note 4, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the three months ended April 4, 2015, other assets decreased by approximately $10 million to $454 million, which reflected amortization expense related to software and other deferred charges, net of purchases and the impact of foreign currency translation, partially offset by an increase in the cash surrender value of our corporate-owned life insurance.

Shareholders’ Equity Accounts

In the three months ended April 4, 2015, the balance of our shareholders’ equity decreased by approximately $41 million to $1.03 billion, which primarily reflected the unfavorable impact of foreign currency translation, and the effect of share repurchases and dividend payments, partially offset by net income and the use of treasury shares to settle exercises of stock options and vesting of stock-based awards and fund contributions to our U.S. defined contribution plan.

Impact of Foreign Currency Translation

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Change in net sales	$(106)	$(18)
Change in income from continuing operations	(7)	–

International operations generated approximately 74% of our net sales during the three months ended April 4, 2015.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first three months of 2015 compared to the same period last year was primarily related to sales in the European Union.

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

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities and net assets held for sale), as a percentage of annualized net sales, decreased in the first three months of 2015 compared to the same period last year, primarily due to a decrease in net trade accounts receivable and inventories, as well as an increase in short-term and current portion of long-term debt, partially offset by a decrease in accounts payable.

Avery Dennison Corporation

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Three Months Ended
(Dollars in millions)	April 4, 2015	March 29, 2014
(A) Working capital	$357.4	$531.2
Reconciling items:
Cash and cash equivalents	(212.5)	(205.1)
Current deferred and refundable income taxes and other current assets	(237.0)	(232.8)
Short-term borrowings and current portion of long-term debt and capital leases	265.7	167.9
Current deferred and payable income taxes and other current accrued liabilities	498.2	485.3
(B) Operational working capital	$671.8	$746.5
(C) Annualized net sales (quarter sales, multiplied by four)	$6,112.0	$6,200.4
Working capital, as a percentage of annualized net sales (A) ÷ (C)	5.9%	8.6%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	11.0%	12.0%

As a percentage of annualized net sales, operational working capital for the first three months of 2015 decreased compared to the same period in the prior year.  The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 59 days in the first three months of 2015 compared to 64 days in the first three months of 2014, calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the quarter.  The current year average number of days sales outstanding primarily reflected the timing of collections and the effect of foreign currency translation, which decreased the average number of days sales outstanding by approximately two days.

Inventory Ratio

Average inventory turnover increased modestly to 8.6 in the first three months of 2015 from 8.3 in the first three months of 2014, calculated using the annualized cost of sales (quarterly cost of sales, multiplied by four) divided by the inventory balance at quarter-end.

Accounts Payable Ratio

The average number of days payable outstanding was 68 days in the first three months of 2015 compared to 70 days in the first three months of 2014, calculated using the accounts payable balance at quarter-end divided by the average daily cost of products sold for the quarter.  The decrease in current year average number of days payable outstanding primarily reflected the effect of foreign currency translation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At April 4, 2015, we had cash and cash equivalents of approximately $213 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At April 4, 2015, the majority of our cash and cash equivalents was held by our foreign subsidiaries.  To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings. However, if we were to repatriate incremental foreign earnings, we could be subject to additional taxes in the U.S.

Our $700 million revolving credit facility (the “Revolver”), which is used as a back-up facility for our commercial paper program and can be used to finance other corporate requirements, matures on October 3, 2019.  The maturity date may be extended for additional one-year periods under certain circumstances.  The commitments under the Revolver may be increased by up to $325 million, subject to lender approval and other customary requirements.  As of April 4, 2015, there was no balance outstanding under the Revolver.  Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Avery Dennison Corporation

Capital from Debt

Our total debt increased by approximately $61 million in the first three months of 2015 to $1.21 billion compared to $1.15 billion at year-end 2014, primarily reflecting an increase in commercial paper borrowings to fund share repurchase activity, dividends, and capital expenditures given the seasonality of our cash flow during the year.

Credit ratings are a significant factor in our ability to raise short- and long-term financing.  The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings.  A downgrade of our short-term credit ratings below current levels could impact our ability to access the commercial paper markets.  If our access to commercial paper markets were to become limited, the Revolver and our other credit facilities would be available to meet our short-term funding requirements, if necessary.  When determining a credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.  We remain committed to maintaining an investment grade rating.

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

RECENT ACCOUNTING REQUIREMENTS

Refer to Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Our disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in our headquarters in Glendale, California.  As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of such time to provide reasonable assurance that information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

We periodically assess our internal control environment.  During 2014, we began a phased implementation of a new transactional system in our Retail Branding and Information Solutions segment that is expected to continue through 2017. Processes affected by this implementation include, among other things, order management, pricing, shipping, general accounting and planning. Where appropriate, we are reviewing related internal controls and make changes. Except for this implementation, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Avery Dennison Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the first quarter of 2015 are listed in the following table.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2) (3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
January 4, 2015 – January 31, 2015	165.5	$52.79	165.5
February 1, 2015 – February 28, 2015	171.1	52.85	171.1
March 1, 2015 – April 4, 2015	303.5	52.73	303.5
Total	640.1	$52.78	640.1	$565.7

(1) The periods shown are our fiscal periods during the thirteen-week quarter ended April 4, 2015.

(2) Shares in thousands.

(3) On December 4, 2014, our Board of Directors authorized the repurchase of shares of our common stock in the aggregate amount of up to $500 million (exclusive of any fees, commissions or other expenses related to such purchases), in addition to any outstanding shares authorized under any previous Board authorization.  On July 25, 2013, our Board of Directors authorized the repurchase of shares of our common stock in the aggregate amount of up to $400 million (exclusive of any fees, commissions or other expenses related to such purchases), in addition to any outstanding shares authorized under any previous Board authorization.  These authorizations will remain in effect until the shares authorized thereby have been repurchased.

(4) Dollars in millions.

Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Avery Dennison Corporation

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 10.1*†	Offer Letter to Georges Gravanis
Exhibit 10.2†	Offer Letter to Anne Bramman (incorporated by reference from Exhibit 10.46 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 filed February 25, 2015)
Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

*   Filed herewith.

** Furnished herewith.

†  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

Avery Dennison Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION
(Registrant)

/s/ Mitchell R. Butier
Mitchell R. Butier
President and Chief Operating Officer
(Principal Financial Officer)

/s/ Lori J. Bondar
Lori J. Bondar
Vice President, Controller, and
Chief Accounting Officer
(Principal Accounting Officer)

May 5, 2015