Form 10-Q
period 2015-07-04
Avery Dennison Corp
filed 2015-08-04
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015.

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

Number of shares of $1 par value common stock outstanding as of August 1, 2015: 91,437,757

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2015 QUARTERLY REPORT ON FORM 10-Q

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)	July 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$246.0	$227.0
Trade accounts receivable, less allowances of $34.6 and $30.5 at July 4, 2015 and January 3, 2015, respectively	1,011.4	958.1
Inventories, net	512.1	491.8
Current deferred and refundable income taxes	102.9	107.5
Assets held for sale	2.0	.8
Other current assets	123.7	136.1
Total current assets	1,998.1	1,921.3
Property, plant and equipment	2,613.3	2,654.5
Accumulated depreciation	(1,761.6)	(1,779.2)
Property, plant and equipment, net	851.7	875.3
Goodwill	698.4	721.6
Other intangibles resulting from business acquisitions, net	55.7	67.4
Non-current deferred income taxes	300.3	311.0
Other assets	449.4	463.6
	$4,353.6	$4,360.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$182.2	$204.3
Accounts payable	856.0	797.8
Current deferred and payable income taxes	47.6	64.9
Other current liabilities	465.0	530.8
Total current liabilities	1,550.8	1,597.8
Long-term debt and capital leases	969.5	945.3
Long-term retirement benefits and other liabilities	608.6	622.8
Non-current deferred and payable income taxes	128.0	127.8
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at July 4, 2015 and January 3, 2015; issued – 124,126,624 shares at July 4, 2015 and January 3, 2015; outstanding – 91,572,765 shares and 90,458,956 shares at July 4, 2015 and January 3, 2015, respectively	124.1	124.1
Capital in excess of par value	818.0	823.9
Retained earnings	2,213.2	2,137.1
Treasury stock at cost, 32,553,859 shares and 33,667,668 shares at July 4, 2015 and January 3, 2015, respectively	(1,455.2)	(1,471.3)
Accumulated other comprehensive loss	(603.4)	(547.3)
Total shareholders’ equity	1,096.7	1,066.5
	$4,353.6	$4,360.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$1,516.0	$1,615.8	$3,044.0	$3,165.9
Cost of products sold	1,098.4	1,187.6	2,196.4	2,330.5
Gross profit	417.6	428.2	847.6	835.4
Marketing, general and administrative expense	273.8	297.0	574.7	593.7
Interest expense	15.3	15.6	30.6	31.0
Other expense, net	27.7	38.5	42.0	45.8
Income from continuing operations before taxes	100.8	77.1	200.3	164.9
Provision for income taxes	36.5	32.7	64.4	48.9
Income from continuing operations	64.3	44.4	135.9	116.0
Loss from discontinued operations, net of tax	(1.0)	(1.9)	(1.0)	(2.3)
Net income	$63.3	$42.5	$134.9	$113.7

Per share amounts:
Net income (loss) per common share:
Continuing operations	$.70	$.47	$1.49	$1.22
Discontinued operations	(.01)	(.02)	(.01)	(.03)
Net income per common share	$.69	$.45	$1.48	$1.19
Net income (loss) per common share, assuming dilution:
Continuing operations	$.69	$.46	$1.46	$1.19
Discontinued operations	(.01)	(.02)	(.01)	(.02)
Net income per common share, assuming dilution	$.68	$.44	$1.45	$1.17
Dividends per common share	$.37	$.35	$.72	$.64

Weighted-average shares outstanding:
Common shares	91.2	94.9	90.9	95.4
Common shares, assuming dilution	93.0	96.7	92.8	97.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$63.3	$42.5	$134.9	$113.7
Other comprehensive income (loss), before tax:
Foreign currency translation	3.0	(3.1)	(69.1)	(4.0)
Pension and other postretirement benefits	11.7	5.4	19.3	10.9
Cash flow hedges	.3	(.5)	(.7)	(.6)
Other comprehensive income (loss), before tax	15.0	1.8	(50.5)	6.3
Income tax expense related to components of other comprehensive income (loss)	4.7	2.6	5.6	3.8
Other comprehensive income (loss), net of tax	10.3	(.8)	(56.1)	2.5
Total comprehensive income, net of tax	$73.6	$41.7	$78.8	$116.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Operating Activities
Net income	$134.9	$113.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64.9	66.0
Amortization	31.8	33.4
Provision for doubtful accounts and sales returns	15.2	9.8
Net losses from asset impairments and sales/disposals of assets	11.1	3.8
Stock-based compensation	13.2	14.5
Other non-cash expense and loss	26.7	25.9
Changes in assets and liabilities and other adjustments	(126.9)	(257.3)
Net cash provided by operating activities	170.9	9.8

Investing Activities
Purchases of property, plant and equipment	(56.4)	(67.5)
Purchases of software and other deferred charges	(4.0)	(14.4)
Proceeds from sales of property, plant and equipment	2.8	.6
(Purchases) sales of investments, net	(.3)	.1
Other	1.5	–
Net cash used in investing activities	(56.4)	(81.2)

Financing Activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(15.8)	145.0
Payments of debt (maturities longer than 90 days)	(5.5)	(.8)
Dividends paid	(65.7)	(60.9)
Share repurchases	(61.5)	(153.4)
Proceeds from exercises of stock options, net	61.3	18.4
Other	(4.0)	(2.7)
Net cash used in financing activities	(91.2)	(54.4)

Effect of foreign currency translation on cash balances	(4.3)	(3.9)
Increase (decrease) in cash and cash equivalents	19.0	(129.7)
Cash and cash equivalents, beginning of year	227.0	351.6
Cash and cash equivalents, end of period	$246.0	$221.9

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

Fiscal Period

The second quarters of 2015 and 2014 consisted of thirteen-week periods ending July 4, 2015 and June 28, 2014, respectively. The six months ended July 4, 2015 and June 28, 2014 consisted of twenty-six-week periods. Interim results of operations are not necessarily indicative of future results.

Note 2.  Sale of Product Line and Discontinued Operations

Sale of Product Line

In May 2015, we sold certain assets and transferred certain liabilities associated with a product line in our Retail Branding and Information Solutions (“RBIS”) reportable segment for $1.5 million.  This sale resulted in a pretax loss which, when combined with exit costs related to the sale, totaled $7.7 million in the second quarter of 2015. The exit costs included $3.4 million of severance costs, of which $.1 million had been paid as of July 4, 2015.  In the first quarter of 2015, we recorded an impairment charge of approximately $2 million related to certain long-lived assets of this product line as well as $.6 million of other costs related to this sale. This loss and these costs were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

Discontinued Operations

Loss from discontinued operations, net of tax, during the second quarter and six months ended July 4, 2015 included $1 million of tax expense related to the completion of certain tax return filings related to the sale of our former Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses. Loss from discontinued operations, net of tax, during the second quarter and six months ended June 28, 2014 included costs related to the resolution of certain post-closing adjustments from the sale of the OCP and DES businesses. We continue to be subject to certain indemnification obligations under the terms of the purchase agreement. In addition, the tax liability associated with the sale is subject to completion of remaining tax return filings in certain foreign jurisdictions where we operated the OCP and DES businesses.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	July 4, 2015	January 3, 2015
Raw materials	$191.0	$183.6
Work-in-progress	155.1	150.4
Finished goods	166.0	157.8
Inventories, net	$512.1	$491.8

Note 4.  Goodwill

Changes in the net carrying amount of goodwill for the six months ended July 4, 2015, by reportable segment, were as follows:

(In millions)	Pressure-sensitive Materials	Retail Branding and Information Solutions	Total
Goodwill as of January 3, 2015	$306.6	$415.0	$721.6
Translation adjustments	(18.1)	(5.1)	(23.2)
Goodwill as of July 4, 2015	$288.5	$409.9	$698.4

The carrying amounts of goodwill at July 4, 2015 and January 3, 2015 were net of accumulated impairment losses of $820 million, which were included in our RBIS reportable segment.

Avery Dennison Corporation

There was no goodwill associated with our Vancive Medical Technologies reportable segment.

Note 5.  Debt and Capital Leases

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities.  The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.21 billion at July 4, 2015 and $1.22 billion at January 3, 2015. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our various loan agreements require that we maintain specified financial covenant ratios of total debt and interest expense in relation to certain measures of income.  We were in compliance with our financial covenants as of July 4, 2015.

In May 2015, we extended and amended the lease on our Mentor, Ohio facility for an additional ten years.  This facility is used primarily for the North American headquarters and research center of our Materials Group business. Because ownership of the facility transfers to us at the end of the lease term, it was accounted for as a capital lease. The carrying value of the lease at inception was approximately $26 million, of which approximately $24 million was included in “Long-term debt and capital leases” and approximately $2 million was included in “Short-term borrowings and current portion of long-term debt and capital leases” in the unaudited Condensed Consolidated Balance Sheets at July 4, 2015.

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

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Six Months Ended
	July 4, 2015		June 28, 2014		July 4, 2015		June 28, 2014
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.3	$.1	$3.2	$.2	$7.0	$.2	$6.7
Interest cost	11.0	4.3	11.4	6.2	21.7	8.8	22.4	12.2
Expected return on plan assets	(12.9)	(5.3)	(13.0)	(6.5)	(25.8)	(10.8)	(26.0)	(13.0)
Recognized net actuarial loss	5.1	2.3	4.2	1.3	10.2	4.8	8.1	2.6
Amortization of prior service cost (credit)	.3	–	.3	.1	.6	(.1)	.6	.2
Recognized loss on curtailment(1)	–	–	–	.6	–	–	–	.6
Recognized loss on settlement(2)	–	3.8	–	–	–	3.8	–	–
Net periodic benefit cost	$3.6	$8.4	$3.0	$4.9	$6.9	$13.5	$5.3	$9.3

(1) Recognized loss on curtailment related to a pension plan in the Netherlands and was recorded in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

(2) Recognized loss on settlement related to pension plans in Germany and France as a result of the sale of a product line in our RBIS reportable segment.  The loss on settlement was recorded in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

Avery Dennison Corporation

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Interest cost	$–	$.1	$.1	$.1
Recognized net actuarial loss	.5	.7	1.1	1.4
Amortization of prior service credit	(.8)	(.8)	(1.6)	(1.6)
Net periodic benefit credit	$(.3)	$–	$(.4)	$(.1)

We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate. All of the contributions made in the first six months of 2015 and 2014 were made to meet minimum funding requirements.

The following table sets forth our contributions to our defined benefit plans:

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
U.S.	$2.0	$2.4
Int’l	9.3	10.6
U.S. postretirement health benefits	.6	.9

Note 7.  Research and Development

Research and development expense from continuing operations was $22.8 million and $48.4 million for the three and six months ended July 4, 2015, respectively, and $26.9 million and $51.9 million for the three and six months ended June 28, 2014, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation

Equity Awards

Stock-based compensation expense from continuing operations was $5.8 million and $13.2 million for the three and six months ended July 4, 2015, respectively, and $8.5 million and $14.5 million for the three and six months ended June 28, 2014, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of July 4, 2015, we had approximately $41 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average period of approximately three years.

Cash Awards

Compensation expense from continuing operations related to long-term incentive units was $10.1 million and $15.3 million for the three and six months ended July 4, 2015, respectively, and $4.6 million and $9.9 million for the three and six months ended June 28, 2014, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 9.  Cost Reduction Actions

2014/2015 Actions

During the six months ended July 4, 2015, we recorded $33.9 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 that are continuing through 2015 (“2014/2015 Actions”). These charges consisted of severance and related costs for the reduction of approximately 605 positions, lease cancellation costs, and asset impairment charges.

In 2014, we recorded $66.5 million in restructuring charges, net of reversals, related to our 2014/2015 Actions.  These charges consisted of severance and related costs for the reduction of approximately 1,420 positions, lease cancellation costs, and asset impairment charges.

Approximately 245 employees impacted by our 2014/2015 Actions remained employed with us as of July 4, 2015. We expect charges and payments related to these actions to be substantially completed in 2015.

Avery Dennison Corporation

Accruals for severance and related costs and lease cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets.  Restructuring costs were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

During the six months ended July 4, 2015, restructuring charges and payments were as follows:

(In millions)	Accrual at January 3, 2015	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at July 4, 2015
2014/2015 Actions
Severance and related costs	$16.8	$30.3	$(26.0)	$–	$(1.0)	$20.1
Asset impairment charges	–	3.4	–	(3.4)	–	–
Lease cancellation costs	.1	.2	(.3)	–	–	–
2012 Program
Severance and related costs	.8	–	–	–	(.1)	.7
Total	$17.7	$33.9	$(26.3)	$(3.4)	$(1.1)	$20.8

The table below shows the total amount of restructuring costs incurred by reportable segment and Corporate.

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Restructuring costs by reportable segment and Corporate
Pressure-sensitive Materials	$7.1	$32.3	$14.4	$33.6
Retail Branding and Information Solutions	12.3	6.2	15.7	12.2
Vancive Medical Technologies	.6	–	1.7	–
Corporate	–	–	2.1	–
	$20.0	$38.5	$33.9	$45.8

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

As of July 4, 2015, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $3.4 million and $1.2 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the fair value and balance sheet locations of derivatives as of July 4, 2015:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$4.5	Other accrued liabilities	$2.9
Commodity contracts	Other current assets	–	Other accrued liabilities	.6
			Long-term retirement benefits and other liabilities	.1
		$4.5		$3.6

Avery Dennison Corporation

The following table provides the fair value and balance sheet locations of derivatives as of January 3, 2015:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$10.3	Other accrued liabilities	$10.5
Commodity contracts	Other current assets	–	Other accrued liabilities	1.0
			Long-term retirement benefits and other liabilities	.2
		$10.3		$11.7

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

		Three Months Ended		Six Months Ended
(In millions)	Location of Net Gains (Losses) in Income	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Foreign exchange contracts	Cost of products sold	$(.4)	$(2.1)	$1.0	$(3.0)
Foreign exchange contracts	Marketing, general and administrative expense	(7.7)	(3.5)	4.0	(2.5)
		$(8.1)	$(5.6)	$5.0	$(5.5)

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Foreign exchange contracts	$(1.8)	$(1.9)	$(1.5)	$(2.2)
Commodity contracts	1.5	(.2)	1.2	.2
	$(.3)	$(2.1)	$(.3)	$(2.0)

The amount of gain or loss recognized in income related to the ineffective portion of, and the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not material for the three and six months ended July 4, 2015 and June 28, 2014, respectively.

As of July 4, 2015, we expected a net gain of approximately $1 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Avery Dennison Corporation

Note 11.  Taxes Based on Income

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Income from continuing operations before taxes	$100.8	$77.1	$200.3	$164.9
Provision for income taxes	36.5	32.7	64.4	48.9
Effective tax rate	36.2%	42.4%	32.2%	29.7%

The effective tax rate for continuing operations for the three and six months ended July 4, 2015 included $5.3 million of tax expense associated with the tax cost to repatriate non-permanently reinvested 2015 earnings of certain foreign subsidiaries; $.5 million of tax expense due to non-deductible employee-related expenses; and $.7 million and $4.1 million of tax benefits, respectively, due to decreases in certain tax reserves as a result of closing tax years.  Additionally, the effective tax rate for the six months ended July 4, 2015 included $1.6 million of net tax benefit related to changes in the effective tax rates in certain foreign municipalities.

The effective tax rate for continuing operations for the three and six months ended June 28, 2014 included $5.8 million of net tax expense and $3.7 million of net tax benefit, respectively, as a result of changes in certain tax reserves and valuation allowances.  Both the three and six months ended June 28, 2014 included $6.1 million of tax expense from an out-of-period adjustment to properly reflect the valuation allowance related to state deferred tax assets and $6 million of tax expense related to our change in estimate of the potential outcome of uncertain tax issues in China.  These expense items were offset by $6.3 million and $15.8 million of tax benefits in the three and six months ended June 28, 2014, respectively, due primarily to decreases in certain tax reserves as a result of closing tax years.  Additionally, the effective tax rate for the six months ended June 28, 2014 included $4.8 million of tax benefit from out-of-period adjustments to properly reflect deferred taxes related to acquisitions completed in 2002 and 2003.  The impact of the out-of-period adjustments was not material to the periods reported and any previous financial statements.

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $11 million, primarily as a result of closing tax years.

Avery Dennison Corporation

Note 12.  Net Income Per Common Share

Net income per common share was computed as follows:

		Three Months Ended		Six Months Ended
(In millions, except per share amounts)		July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
(A)	Income from continuing operations	$64.3	$44.4	$135.9	$116.0
(B)	Loss from discontinued operations, net of tax	(1.0)	(1.9)	(1.0)	(2.3)
(C)	Net income available to common shareholders	$63.3	$42.5	$134.9	$113.7
(D)	Weighted-average number of common shares outstanding	91.2	94.9	90.9	95.4
	Dilutive shares (additional common shares issuable under stock-based awards)	1.8	1.8	1.9	1.9
(E)	Weighted-average number of common shares outstanding, assuming dilution	93.0	96.7	92.8	97.3
Net income (loss) per common share:
	Continuing operations (A) ÷ (D)	$.70	$.47	$1.49	$1.22
	Discontinued operations (B) ÷ (D)	(.01)	(.02)	(.01)	(.03)
Net income per common share (C) ÷ (D)		$.69	$.45	$1.48	$1.19
Net income (loss) per common share, assuming dilution:
	Continuing operations (A) ÷ (E)	$.69	$.46	$1.46	$1.19
	Discontinued operations (B) ÷ (E)	(.01)	(.02)	(.01)	(.02)
Net income per common share, assuming dilution (C) ÷ (E)		$.68	$.44	$1.45	$1.17

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled approximately 1 million shares for both the three and six months ended July 4, 2015 and approximately 3 million shares and 4 million shares for the three and six months ended June 28, 2014, respectively.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 4, 2015 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 3, 2015	$(16.7)	$(530.6)	$–	$(547.3)
Other comprehensive (loss) income before reclassifications, net of tax	(69.1)	.5	(.2)	(68.8)
Reclassifications to net income, net of tax	–	13.1	(.4)	12.7
Net current-period other comprehensive (loss) income, net of tax	(69.1)	13.6	(.6)	(56.1)
Balance as of July 4, 2015	$(85.8)	$(517.0)	$(.6)	$(603.4)

Avery Dennison Corporation

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 28, 2014 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 28, 2013	$138.0	$(418.1)	$(1.0)	$(281.1)
Other comprehensive loss before reclassifications, net of tax	(4.0)	(1.0)	(1.6)	(6.6)
Reclassifications to net income, net of tax	–	8.0	1.1	9.1
Net current-period other comprehensive (loss) income, net of tax	(4.0)	7.0	(.5)	2.5
Balance as of June 28, 2014	$134.0	$(411.1)	$(1.5)	$(278.6)

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) income from continuing operations were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$(.2)	$(1.5)	$1.3	$(1.5)	Cost of products sold
Commodity contracts	(.3)	.1	(.8)	.2	Cost of products sold
	(.5)	(1.4)	.5	(1.3)	Total before tax
	.2	.2	(.1)	.2	Provision for income taxes
	(.3)	(1.2)	.4	(1.1)	Net of tax

Pension and other postretirement benefits(1)	(11.2)	(6.4)	(18.8)	(11.9)
	4.5	2.7	5.7	3.9	Provision for income taxes
	(6.7)	(3.7)	(13.1)	(8.0)	Net of tax
Total reclassifications for the period	$(7.0)	$(4.9)	$(12.7)	$(9.1)	Total, net of tax

(1) See Note 6, “Pension and Other Postretirement Benefits,” for more information.

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income (loss):

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Pension and other postretirement benefits	$4.5	$2.7	$5.7	$3.9
Cash flow hedges	.2	(.1)	(.1)	(.1)
Income tax expense related to components of other comprehensive income (loss)	$4.7	$2.6	$5.6	$3.8

Avery Dennison Corporation

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of July 4, 2015:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$18.0	$8.6	$9.4	$–
Derivative assets	4.5	–	4.5	–

Liabilities
Derivative liabilities	$3.6	$.7	$2.9	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 3, 2015:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.9	$7.6	$10.3	$–
Derivative assets	10.3	–	10.3	–

Liabilities
Derivative liabilities	$11.7	$1.2	$10.5	$–

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of July 4, 2015, trading securities of $.5 million and $17.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of January 3, 2015, trading securities of $.8 million and $17.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

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

Environmental

As of July 4, 2015, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed.  We are participating with other PRPs at these sites, and anticipate that our share of remediation costs will be determined pursuant to agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The activity for the six months ended July 4, 2015 related to our environmental liabilities was as follows:

(In millions)
Balance at January 3, 2015	$26.2
Charges (reversals), net	2.6
Payments	(3.5)
Balance at July 4, 2015	$25.3

As of July 4, 2015, approximately $11 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Guarantees

We participate in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions.  We guarantee the collection of the related receivables.  At July 4, 2015, the outstanding amount guaranteed was approximately $18 million.  We believe our exposure to these guarantees is not material.

Unused letters of credit (primarily standby) outstanding with various financial institutions were approximately $47 million at July 4, 2015.

Avery Dennison Corporation

Note 16.  Segment Information

Financial information by reportable segment from continuing operations is set forth below.

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,114.1	$1,180.9	$2,234.7	$2,324.4
Retail Branding and Information Solutions	383.8	414.4	771.9	802.1
Vancive Medical Technologies	18.1	20.5	37.4	39.4
Net sales to unaffiliated customers	$1,516.0	$1,615.8	$3,044.0	$3,165.9
Intersegment sales
Pressure-sensitive Materials	$16.2	$16.7	$31.9	$32.9
Retail Branding and Information Solutions	.6	.6	1.2	1.4
Vancive Medical Technologies	1.6	2.5	3.2	4.8
Intersegment sales	$18.4	$19.8	$36.3	$39.1
Income from continuing operations before taxes
Pressure-sensitive Materials	$129.8	$86.5	$252.7	$198.5
Retail Branding and Information Solutions	10.0	28.3	29.2	44.9
Vancive Medical Technologies	(1.4)	(1.7)	(3.5)	(4.3)
Corporate expense	(22.3)	(20.4)	(47.5)	(43.2)
Interest expense	(15.3)	(15.6)	(30.6)	(31.0)
Income from continuing operations before taxes	$100.8	$77.1	$200.3	$164.9
Other expense, net by reportable segment
Pressure-sensitive Materials	$7.1	$32.9	$12.7	$34.2
Retail Branding and Information Solutions	20.0	5.6	25.5	11.6
Vancive Medical Technologies	.6	–	1.7	–
Corporate	–	–	2.1	–
Other expense, net	$27.7	$38.5	$42.0	$45.8
Other expense, net by type
Restructuring costs:
Severance and related costs	$16.8	$35.9	$30.3	$42.9
Asset impairment charges and lease cancellation costs	3.2	2.6	3.6	2.9
Other items:
Loss on sale of product line and related exit costs	7.7	–	10.3	–
Gain on sale of assets	–	(.6)	(1.7)	(.6)
Loss from curtailment of pension obligation	–	.6	–	.6
Legal settlement	–	–	(.5)	–
Other expense, net	$27.7	$38.5	$42.0	$45.8

Avery Dennison Corporation

Note 17.  Recent Accounting Requirements

In July 2015, the Financial Accounting Standards Board (“FASB”) amended guidance to simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those years. We do not anticipate that adoption of this amended guidance will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

In May 2015, the FASB amended guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Additionally, the amended guidance removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and applied retrospectively.  Early adoption is permitted. Most of the plan assets in our U.S. and international pension plans are invested in funds that are valued at net asset value.  Although we do not anticipate that adoption of this guidance will have a significant impact on our financial position, results of operations, or cash flows, the adoption of this amended guidance may result in a significant amount of plan assets not being disclosed within the fair value hierarchy.

In April 2015, the FASB issued guidance about accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. If a cloud computing arrangement includes a software license, as clarified in the guidance, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and may be adopted prospectively or retrospectively.  We do not anticipate that adoption of this guidance will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

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

In May 2014, the FASB issued revised guidance on revenue recognition. This revised guidance provides a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This revised guidance will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This revised guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This revised guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, and can be applied retrospectively either to each prior reporting period presented or with the cumulative effect of adoption recognized at the date of initial application. Early adoption is permitted for fiscal periods beginning after December 15, 2016. We are evaluating the impact of this revised guidance, but based on the information that we have evaluated to date, we do not anticipate its adoption to have a significant impact on our financial position, results of operations, cash flows, or disclosures.

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Sales

Our sales decreased 4% in the first six months of 2015 compared to the same period last year.

	Three Months Ended	Six Months Ended
	July 4, 2015	July 4, 2015
Estimated change in sales due to
Organic sales change	4%	3%
Extra week in our prior fiscal year	–	1
Foreign currency translation	(10)	(8)
Reported sales change	(6)%	(4)%

Income from Continuing Operations

Income from continuing operations increased approximately $20 million in both the second quarter and first six months of 2015 compared to the same periods last year. Major factors affecting income from continuing operations in the first six months of 2015 included:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Higher volume and improved product mix

•                  Lower restructuring costs

Offsetting factors:

•                  Higher employee-related costs

•                  Foreign currency translation

•                  Higher income taxes

•                  Loss on sale of our industrial printer product line in our RBIS reportable segment and exit costs related to the sale

Sale of Product Line

In May 2015, we sold certain assets and transferred certain liabilities associated with a product line in our RBIS reportable segment for $1.5 million.  This sale resulted in a pretax loss which, when combined with exit costs related to the sale, totaled $7.7 million in the second quarter of 2015. The exit costs included $3.4 million of severance costs, of which $.1 million had been paid as of July 4, 2015.  In the first quarter of 2015, we recorded an impairment charge of approximately $2 million related to certain long-lived assets of this product line as well as $.6 million of other costs related to this sale.  This loss and these costs were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

Cost Reduction Actions

2014/2015 Actions

During the first six months of 2015, we recorded $33.9 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 that are continuing through 2015 (“2014/2015 Actions”). These charges consisted of severance and related costs for the reduction of approximately 605 positions, lease cancellation costs, and asset impairment charges.

In 2014, we recorded $66.5 million in restructuring charges, net of reversals, related to our 2014/2015 Actions. These charges consisted of severance and related costs for the reduction of approximately 1,420 positions, lease cancellation costs, and asset impairment charges.

Approximately 245 employees impacted by our 2014/2015 Actions remained employed with us as of July 4, 2015. We expect charges and payments related to these actions to be substantially completed in 2015.

In 2015, we expect to realize at least $70 million in savings, net of transition costs, from our 2014/2015 Actions. We anticipate carryover savings from our 2014/2015 Actions in 2016.

Restructuring costs are included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Free Cash Flow

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net cash provided by operating activities	$170.9	$9.8
Purchases of property, plant and equipment	(56.4)	(67.5)
Purchases of software and other deferred charges	(4.0)	(14.4)
Proceeds from sales of property, plant and equipment	2.8	.6
(Purchases) sales of investments, net	(.3)	.1
Plus: cash outflow from discontinued operations	1.0	.6
Free cash flow	$114.0	$(70.8)

Free cash flow in the first six months of 2015 improved compared to 2014 primarily due to the timing of vendor payments, lower incentive compensation paid in 2015 for the 2014 performance year, and lower capital expenditures in 2015.

2015 Outlook

Certain factors that we believe may contribute to results for 2015 are described below:

•                  We expect organic sales growth of approximately 3.5% to 4% in 2015 compared to 2014.

•                  We expect earnings to increase in 2015 compared to 2014.

•                  We estimate cash restructuring costs of approximately $50 million in 2015.

•                  We expect our full year 2015 tax rate to be in the low to mid-thirty percent range.

•                  We anticipate our capital and software expenditures in 2015 to be approximately $160 million.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

Income from Continuing Operations before Taxes

	Three Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net sales	$1,516.0	$1,615.8
Cost of products sold	1,098.4	1,187.6
Gross profit	417.6	428.2
Marketing, general and administrative expense	273.8	297.0
Interest expense	15.3	15.6
Other expense, net	27.7	38.5
Income from continuing operations before taxes	$100.8	$77.1

As a Percentage of Sales
Gross profit	27.5%	26.5%
Marketing, general and administrative expense	18.1	18.4
Income from continuing operations before taxes	6.6	4.8

Gross Profit Margin

Gross profit margin for the second quarter of 2015 increased compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, the impact of changes in foreign currency rates, and the net impact of pricing and raw material input costs. The increase was partially offset by higher employee-related costs and changes in segment mix.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the second quarter of 2015 compared to the same period last year reflecting the impact of currency and benefits from productivity initiatives, including savings from restructuring, net of transition costs, partially offset by higher employee-related costs.

Avery Dennison Corporation

Other Expense, net

	Three Months Ended
(In millions)	July 4, 2015	June 28, 2014
Other expense, net by type
Restructuring costs:
Severance and related costs	$16.8	$35.9
Asset impairment charges and lease cancellation costs	3.2	2.6
Other items:
Loss on sale of product line and related exit costs	7.7	–
Gain on sale of asset	–	(.6)
Loss from curtailment of pension obligation	–	.6
Other expense, net	$27.7	$38.5

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	July 4, 2015	June 28, 2014
Income from continuing operations before taxes	$100.8	$77.1
Provision for income taxes	36.5	32.7
Income from continuing operations	64.3	44.4
Loss from discontinued operations, net of tax	(1.0)	(1.9)
Net income	$63.3	$42.5
Net income per common share	$.69	$.45
Net income per common share, assuming dilution	.68	.44

Net income as a percentage of sales	4.2%	2.6%
Effective tax rate for continuing operations	36.2	42.4

Provision for Income Taxes

The effective tax rate for continuing operations for the three months ended July 4, 2015 included $5.3 million of tax expense associated with the tax cost to repatriate non-permanently reinvested 2015 earnings of certain foreign subsidiaries, $.5 million of tax expense due to non-deductible employee-related expenses and $.7 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.

The effective tax rate for continuing operations for the three months ended June 28, 2014 included $5.8 million of net tax expense as a result of changes in certain tax reserves and valuation allowances.  This net tax expense included $6.1 million of tax expense from an out-of-period adjustment to properly reflect the valuation allowance related to state deferred tax assets and $6 million of tax expense related to our change in estimate of the potential outcome of uncertain tax issues in China.  These expense items were offset by $6.3 million of tax benefits due primarily to decreases in tax reserves as a result of closing tax years.

Our effective tax rate can vary widely from quarter to quarter due to interim reporting requirements, the recognition of discrete events and the timing of repatriation of foreign earnings.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Three Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net sales including intersegment sales	$1,130.3	$1,197.6
Less intersegment sales	(16.2)	(16.7)
Net sales	$1,114.1	$1,180.9
Operating income(1)	129.8	86.5

(1) Included costs associated with restructuring in both quarters and loss from curtailment of pension obligation in 2014.	$7.1	$32.9

Net Sales

In the second quarter of 2015, sales in our Pressure-sensitive Materials segment decreased approximately 6% compared to the same period last year, reflecting the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis. On an organic basis, sales increased approximately 6% primarily due to higher volume. On an organic basis, sales increased at a high-single digit rate in Western Europe, at a mid-single digit rate in emerging markets, and at a low-single digit rate in North America.

In the second quarter of 2015, sales on an organic basis increased at mid-single digit rates for both the Materials and Performance Tapes product groups.

Operating Income

Operating income increased in the second quarter of 2015 compared to the same period last year due to lower restructuring costs, higher volume and improved product mix, and benefits from productivity initiatives, including savings from restructuring, net of transition costs, partially offset by the unfavorable impact of foreign currency translation and higher employee-related costs.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net sales including intersegment sales	$384.4	$415.0
Less intersegment sales	(.6)	(.6)
Net sales	$383.8	$414.4
Operating income(1)	10.0	28.3

(1) Included costs associated with restructuring in both quarters, loss on sale of product line and related exit costs in 2015, and gain on sale of asset in 2014.	$20.0	$5.6

Net Sales

In the second quarter of 2015, sales in our RBIS segment decreased approximately 7% compared to the same period last year due to the unfavorable impact of foreign currency translation, lower sales on an organic basis, and a product line sale. On an organic basis, sales decreased approximately 2% primarily due to lower volume.

Operating Income

Operating income decreased in the second quarter of 2015 primarily reflecting the loss on sale of a product line and related exit costs, higher restructuring costs, lower sales, and higher employee-related costs, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Avery Dennison Corporation

Vancive Medical Technologies

	Three Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net sales including intersegment sales	$19.7	$23.0
Less intersegment sales	(1.6)	(2.5)
Net sales	$18.1	$20.5
Operating loss(1)	(1.4)	(1.7)

(1)Included costs associated with restructuring in 2015.	$.6	$–

Net Sales

In the second quarter of 2015, sales in our Vancive Medical Technologies segment decreased approximately 12% compared to the same period last year, reflecting the unfavorable impact of foreign currency translation and lower sales on an organic basis. On an organic basis, sales decreased approximately 1% primarily due to lower volume.

Operating Loss

Operating loss decreased in the second quarter of 2015 compared to the same period last year reflecting lower operating costs and contributions from a business partner for development of a new product, partially offset by lower volume.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

Income from Continuing Operations before Taxes

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net sales	$3,044.0	$3,165.9
Cost of products sold	2,196.4	2,330.5
Gross profit	847.6	835.4
Marketing, general and administrative expense	574.7	593.7
Interest expense	30.6	31.0
Other expense, net	42.0	45.8
Income from continuing operations before taxes	$200.3	$164.9

As a Percentage of Sales
Gross profit	27.8%	26.4%
Marketing, general and administrative expense	18.9	18.8
Income from continuing operations before taxes	6.6	5.2

Gross Profit Margin

Gross profit margin for the first six months of 2015 increased compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, the impact of changes in foreign currency rates, and the net impact of pricing and raw material input costs. The increase was partially offset by higher employee-related costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first six months of 2015 compared to the same period last year due to the favorable impact of foreign currency translation and benefits from productivity initiatives, including savings from restructuring, net of transition costs, partially offset by higher employee-related costs and other items.

Other Expense, net

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Other expense, net by type
Restructuring costs:
Severance and related costs	$30.3	$42.9
Asset impairment charges and lease cancellation costs	3.6	2.9
Other items:
Loss on sale of product line and related exit costs	10.3	–
Gain on sale of asset	(1.7)	(.6)
Loss from curtailment of pension obligation	–	.6
Legal settlement	(.5)	–
Other expense, net	$42.0	$45.8

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts)	July 4, 2015	June 28, 2014
Income from continuing operations before taxes	$200.3	$164.9
Provision for income taxes	64.4	48.9
Income from continuing operations	135.9	116.0
Loss from discontinued operations, net of tax	(1.0)	(2.3)
Net income	$134.9	$113.7
Net income per common share	$1.48	$1.19
Net income per common share, assuming dilution	1.45	1.17

Net income as a percentage of sales	4.4%	3.6%
Effective tax rate for continuing operations	32.2	29.7

Provision for Income Taxes

The effective tax rate for continuing operations for the six months ended July 4, 2015 included $5.3 million of tax expense associated with the tax cost to repatriate non-permanently reinvested 2015 earnings of certain foreign subsidiaries; $.5 million of tax expense due to non-deductible employee-related expenses; $4.1 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years; and $1.6 million of net tax benefit related to changes in the effective tax rates in certain foreign municipalities.

The effective tax rate for continuing operations for the six months ended June 28, 2014 included $3.7 million of net tax benefit as a result of changes in certain tax reserves and valuation allowances and $4.8 million of tax benefit from out-of-period adjustments to properly reflect deferred taxes related to acquisitions completed in 2002 and 2003.  The $3.7 million of net tax benefit included $6.1 million of tax expense from an out-of-period adjustment to properly reflect the valuation allowance related to state deferred tax assets and $6 million of tax expense related to our change in estimate of the potential outcome of uncertain tax issues in China.  These expense items were more than offset by $15.8 million of tax benefits due primarily to decreases in certain tax reserves as a result of closing tax years.

Our effective tax rate can vary widely from quarter to quarter due to interim reporting requirements, the recognition of discrete events and the timing of repatriation of foreign earnings.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net sales including intersegment sales	$2,266.6	$2,357.3
Less intersegment sales	(31.9)	(32.9)
Net sales	$2,234.7	$2,324.4
Operating income(1)	252.7	198.5

(1)Included costs associated with restructuring in both years, gain on sale of asset in 2015, and loss from curtailment of pension obligation in 2014.	$12.7	$34.2

Net Sales

In the first six months of 2015, sales in our Pressure-sensitive Materials segment decreased approximately 4% compared to the same period last year, reflecting the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis, and the impact of the extra week in our prior fiscal year. On an organic basis, sales increased approximately 5% due to higher volume and improved product mix. On an organic basis, sales increased at a mid-single digit rate in both Western Europe and in emerging markets, and at a low-single digit rate in North America.

In the first six months of 2015, sales on an organic basis increased at mid-single digit rates for both the Materials and Performance Tapes product groups.

Avery Dennison Corporation

Operating Income

Operating income increased in the first six months of 2015 compared to the same period last year primarily reflecting higher volume and improved product mix, benefits from productivity initiatives, including savings from restructuring, net of transition costs, and lower restructuring costs, partially offset by the unfavorable impact of currency translation, and higher employee-related costs.

Retail Branding and Information Solutions

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net sales including intersegment sales	$773.1	$803.5
Less intersegment sales	(1.2)	(1.4)
Net sales	$771.9	$802.1
Operating income(1)	29.2	44.9

(1)Included costs associated with restructuring in both years, loss on sale of a product line and related exit costs, legal settlement in 2015, and gain on sale of asset in 2014.	$25.5	$11.6

Net Sales

In the first six months of 2015, sales in our RBIS segment decreased approximately 4% compared to the same period last year, reflecting the unfavorable impact of foreign currency translation and a product line sale, partially offset by the impact from the extra week in our prior fiscal year. On an organic basis, sales were comparable to the same period last year.

Operating Income

Operating income decreased in the first six months of 2015 primarily reflecting higher employee-related costs, the loss on sale of a product line and related exit costs and lower sales, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Vancive Medical Technologies

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net sales including intersegment sales	$40.6	$44.2
Less intersegment sales	(3.2)	(4.8)
Net sales	$37.4	$39.4
Operating loss(1)	(3.5)	(4.3)

(1)Included costs associated with restructuring in 2015.	$1.7	$–

Net Sales

In the first six months of 2015, sales in our Vancive Medical Technologies segment decreased approximately 5% compared to the same period last year reflecting the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis. On an organic basis, sales increased approximately 5% primarily due to higher volume.

Operating Loss

Operating loss decreased in the first six months of 2015 compared to the same period last year reflecting lower operating costs and contributions from a business partner for development of a new product.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net income	$134.9	$113.7
Depreciation and amortization	96.7	99.4
Provision for doubtful accounts and sales returns	15.2	9.8
Net losses from asset impairments and sales/disposals of assets	11.1	3.8
Stock-based compensation	13.2	14.5
Other non-cash expense and loss	26.7	25.9
Changes in assets and liabilities and other adjustments(1)	(126.9)	(257.3)
Net cash provided by operating activities	$170.9	$9.8

(1) For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first six months of 2015, cash flow provided by operating activities increased compared to the same period last year primarily due to the timing of vendor payments as well as lower incentive compensation paid in 2015 for the 2014 performance year.

Cash Flow for Investing Activities

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Purchases of property, plant and equipment	$(56.4)	$(67.5)
Purchases of software and other deferred charges	(4.0)	(14.4)
Proceeds from sales of property, plant and equipment	2.8	.6
(Purchases) sales of investments, net	(.3)	.1
Other	1.5	–
Net cash used in investing activities	$(56.4)	$(81.2)

Capital and Software Spending

During the first six months of 2015 and 2014, we invested in new equipment to support growth, primarily in Asia and Europe, and to improve manufacturing productivity.

Information technology investments in the first six months of both 2015 and 2014 were primarily associated with standardization initiatives.

Other

In May 2015, we received $1.5 million from the sale of a product line in our RBIS reportable segment.

Cash Flow for Financing Activities

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net change in borrowings and payments of debt	$(15.8)	$145.0
Payments of debt (maturities longer than 90 days)	(5.5)	(.8)
Dividends paid	(65.7)	(60.9)
Share repurchases	(61.5)	(153.4)
Proceeds from exercises of stock options, net	61.3	18.4
Other	(4.0)	(2.7)
Net cash used in financing activities	$(91.2)	$(54.4)

Borrowings and Repayment of Debt

Given the seasonality of our cash flow during the first six months of 2015 and 2014, our commercial paper borrowings were used mainly to fund share repurchase activity, dividends, and capital expenditures.  In addition, during the second quarter of 2015, we repaid a $5 million medium-term note.  Refer to “Share Repurchases” below for more information.

Avery Dennison Corporation

Dividend Payments

We paid dividends of $.72 per share in the first six months of 2015 compared to $.64 per share in the same period last year.  In April 2015, we increased our quarterly dividend to $.37 per share, representing a 6% increase from our previous dividend rate of $.35 per share.

Share Repurchases

During the first six months of 2015, we repurchased approximately 1.1 million shares of our common stock at an aggregate cost of $61.5 million. During the first six months of 2014, we repurchased approximately 3.1 million shares of our common stock at an aggregate cost of $153.4 million.

As of July 4, 2015, shares of our common stock in the aggregate amount of approximately $538 million remained authorized for repurchase under outstanding board authorizations.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the six months ended July 4, 2015, goodwill decreased by approximately $23 million to $698 million as result of the impact of foreign currency translation.

In the six months ended July 4, 2015, other intangibles resulting from business acquisitions, net, decreased by approximately $12 million to $56 million, which reflected current year amortization expense and the impact of foreign currency translation.

Refer to Note 4, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the six months ended July 4, 2015, other assets decreased by approximately $14 million to $449 million, which reflected amortization expense related to software and other deferred charges, net of purchases and the impact of foreign currency translation, partially offset by an increase in the cash surrender value of our corporate-owned life insurance.

Shareholders’ Equity Accounts

In the six months ended July 4, 2015, the balance of our shareholders’ equity increased by approximately $30 million to $1.1 billion, which primarily reflected net income and the use of treasury shares to settle exercises of stock options and vesting of stock-based awards and fund contributions to our U.S. defined contribution plan, partially offset by the unfavorable impact of foreign currency translation, share repurchases, and dividend payments.

Impact of Foreign Currency Translation

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Change in net sales	$(255)	$(17)
Change in income from continuing operations	(17)	(1)

International operations generated approximately 74% of our net sales during the six months ended July 4, 2015.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first six months of 2015 compared to the same period last year was primarily related to euro-denominated sales.

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

Avery Dennison Corporation

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities and net assets held for sale), as a percentage of annualized net sales, improved in the first six months of 2015 compared to the same period last year, primarily due to a decrease in net trade accounts receivable and inventories, partially offset by a decrease in short-term and the current portion of long-term debt.

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Six Months Ended
(Dollars in millions)	July 4, 2015	June 28, 2014
(A) Working capital	$445.3	$505.0
Reconciling items:
Cash and cash equivalents	(246.0)	(221.9)
Current deferred and refundable income taxes and other current assets	(226.6)	(230.8)
Short-term borrowings and current portion of long-term debt and capital leases	182.2	227.5
Current deferred and payable income taxes and other current accrued liabilities	512.6	523.8
(B) Operational working capital	$667.5	$803.6
(C) Annualized net sales (year-to-date sales, multiplied by two)	$6,088.0	$6,331.8
Working capital, as a percentage of annualized net sales (A) ÷ (C)	7.3%	8.0%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	11.0%	12.7%

As a percentage of annualized net sales, operational working capital for the first six months of 2015 improved compared to the same period in the prior year.  The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 60 days in the first six months of 2015 compared to 63 days in the first six months of 2014. The average number of days outstanding was calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months of 2015 and 2014, respectively.  The current year average number of days sales outstanding primarily reflected the timing of collections and the effect of foreign currency translation, which decreased the average number of days sales outstanding by approximately one day.

Inventory Ratio

Average inventory turnover increased modestly to 8.6 in the first six months of 2015 from 8.4 in the first six months of 2014. The average inventory turnover was calculated using the annualized cost of sales (cost of sales for the first six months, multiplied by two) divided by the two-quarter average inventory balance.

Accounts Payable Ratio

The average number of days payable outstanding was 70 days in the first six months of 2015 compared to 69 days in the first six months of 2014. The average number of days payable outstanding was calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months of 2015 and 2014, respectively.  The increase in current year average number of days payable outstanding primarily reflected the effect of foreign currency translation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At July 4, 2015, we had cash and cash equivalents of $246 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At July 4, 2015, the majority of our cash and cash equivalents was held by our foreign subsidiaries.  To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings. However, if we were to repatriate incremental foreign earnings, we could be subject to additional taxes in the U.S.

Our $700 million revolving credit facility (the “Revolver”), which is used as a back-up facility for our commercial paper program and can be used to finance other corporate requirements, matures on October 3, 2019.  The maturity date may be extended for additional one-year periods under certain circumstances.  The commitments under the Revolver may be increased by up to $325 million, subject to

Avery Dennison Corporation

lender approval and other customary requirements.  As of July 4, 2015, there was no balance outstanding under the Revolver.  Refer to Note 5, “Debt and Capital Leases,” to the unaudited Condensed Consolidated Financial Statements for more information.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $2 million in the first six months of 2015 to $1.15 billion, primarily reflecting the financing of our Mentor, Ohio facility as a capital lease and an increase in commercial paper borrowings to fund share repurchase activity, dividends, and capital expenditures given the seasonality of our cash flow during the year, partially offset by a decrease in short-term borrowings and the repayment of a medium-term note.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the second quarter of 2015 are listed in the following table.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
April 5, 2015 – May 2, 2015	295.6	$52.40	295.6
May 3, 2015 – May 30, 2015	67.6	58.98	67.6
May 31, 2015 – July 4, 2015	134.6	61.68	134.6
Total	497.8	$55.80	497.8	$537.9

(1) The periods shown are our fiscal periods during the thirteen-week quarter ended July 4, 2015.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Avery Dennison Corporation

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 10.1†	Offer Letter to Georges Gravanis (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, which was filed on May 5, 2015)
Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

*   Filed herewith.

** Furnished herewith.

†   Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Part II, Item 6 of Form 10-Q.

Avery Dennison Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Lori J. Bondar
Lori J. Bondar
Vice President, Controller, and
Chief Accounting Officer
(Principal Accounting Officer)

August 4, 2015