Form 10-Q
period 2015-10-03
Avery Dennison Corp
filed 2015-11-03
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015.

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

Number of shares of $1 par value common stock outstanding as of October 31, 2015: 91,102,268

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2015 QUARTERLY REPORT ON FORM 10-Q

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)	October 3, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$171.7	$227.0
Trade accounts receivable, less allowances of $34.3 and $30.5 at October 3, 2015 and January 3, 2015, respectively	999.0	958.1
Inventories, net	512.4	491.8
Current deferred and refundable income taxes	103.6	107.5
Assets held for sale	–	.8
Other current assets	129.3	136.1
Total current assets	1,916.0	1,921.3
Property, plant and equipment	2,606.9	2,654.5
Accumulated depreciation	(1,766.3)	(1,779.2)
Property, plant and equipment, net	840.6	875.3
Goodwill	690.7	721.6
Other intangibles resulting from business acquisitions, net	50.7	67.4
Non-current deferred income taxes	312.4	320.9
Other assets	438.5	463.6
	$4,248.9	$4,370.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$85.1	$204.3
Accounts payable	840.4	797.8
Current deferred and payable income taxes	44.3	64.9
Other current liabilities	499.7	530.8
Total current liabilities	1,469.5	1,597.8
Long-term debt and capital leases	968.5	945.3
Long-term retirement benefits and other liabilities	622.2	648.3
Non-current deferred and payable income taxes	133.4	127.8
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at October 3, 2015 and January 3, 2015; issued – 124,126,624 shares at October 3, 2015 and January 3, 2015; outstanding – 91,328,446 shares and 90,458,956 shares at October 3, 2015 and January 3, 2015, respectively	124.1	124.1
Capital in excess of par value	825.5	823.9
Retained earnings	2,244.3	2,116.5
Treasury stock at cost, 32,798,178 shares and 33,667,668 shares at October 3, 2015 and January 3, 2015, respectively	(1,483.5)	(1,471.3)
Accumulated other comprehensive loss	(655.1)	(542.3)
Total shareholders’ equity	1,055.3	1,050.9
	$4,248.9	$4,370.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$1,468.1	$1,559.6	$4,512.1	$4,725.5
Cost of products sold	1,062.2	1,158.9	3,258.6	3,489.4
Gross profit	405.9	400.7	1,253.5	1,236.1
Marketing, general and administrative expense	268.1	278.4	841.8	873.1
Interest expense	14.7	15.4	45.3	46.4
Other expense, net	7.0	7.8	49.0	53.6
Income from continuing operations before taxes	116.1	99.1	317.4	263.0
Provision for income taxes	34.8	38.2	99.5	85.5
Income from continuing operations	81.3	60.9	217.9	177.5
Income (loss) from discontinued operations, net of tax	.4	(.7)	(.6)	(3.0)
Net income	$81.7	$60.2	$217.3	$174.5

Per share amounts:
Net income (loss) per common share:
Continuing operations	$.89	$.65	$2.39	$1.87
Discontinued operations	–	–	–	(.03)
Net income per common share	$.89	$.65	$2.39	$1.84
Net income (loss) per common share, assuming dilution:
Continuing operations	$.87	$.64	$2.35	$1.84
Discontinued operations	.01	(.01)	(.01)	(.03)
Net income per common share, assuming dilution	$.88	$.63	$2.34	$1.81
Dividends per common share	$.37	$.35	$1.09	$.99

Weighted average number of shares outstanding:
Common shares	91.5	93.3	91.1	94.7
Common shares, assuming dilution	93.2	95.2	92.9	96.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$81.7	$60.2	$217.3	$174.5
Other comprehensive loss, before tax:
Foreign currency translation	(60.6)	(79.5)	(129.7)	(83.5)
Pension and other postretirement benefits	7.5	5.7	26.8	21.6
Cash flow hedges	(.3)	.5	(1.0)	(.1)
Other comprehensive loss, before tax	(53.4)	(73.3)	(103.9)	(62.0)
Income tax expense related to components of other comprehensive loss	2.3	.7	8.9	6.4
Other comprehensive loss, net of tax	(55.7)	(74.0)	(112.8)	(68.4)
Total comprehensive income (loss), net of tax	$26.0	$(13.8)	$104.5	$106.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Operating Activities
Net income	$217.3	$174.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95.3	99.0
Amortization	47.5	49.5
Provision for doubtful accounts and sales returns	36.6	32.7
Loss on sale of businesses	–	3.0
Indefinite-lived intangible asset impairment charge	–	3.0
Net losses from asset impairments and sales/disposals of assets	10.9	3.3
Stock-based compensation	18.4	22.1
Other non-cash expense and loss	38.9	32.1
Changes in assets and liabilities and other adjustments	(174.6)	(219.0)
Net cash provided by operating activities	290.3	200.2

Investing Activities
Purchases of property, plant and equipment	(89.6)	(100.8)
Purchases of software and other deferred charges	(9.0)	(22.0)
Proceeds from sales of property, plant and equipment	7.1	4.1
Purchases of investments, net	(.2)	–
Other	1.5	–
Net cash used in investing activities	(90.2)	(118.7)

Financing Activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(109.8)	86.3
Payments of debt (maturities longer than 90 days)	(6.2)	(1.1)
Dividends paid	(99.6)	(93.4)
Share repurchases	(108.5)	(247.3)
Proceeds from exercises of stock options, net	78.4	22.6
Other	(1.2)	(2.4)
Net cash used in financing activities	(246.9)	(235.3)

Effect of foreign currency translation on cash balances	(8.5)	(2.2)
Decrease in cash and cash equivalents	(55.3)	(156.0)
Cash and cash equivalents, beginning of year	227.0	351.6
Cash and cash equivalents, end of period	$171.7	$195.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The unaudited Condensed Consolidated Financial Statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2014 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. The accompanying unaudited Condensed Consolidated Financial Statements include normal recurring adjustments necessary for a fair statement of our interim results.  Interim results of operations are not necessarily indicative of future results.

Fiscal Period

The third quarters of 2015 and 2014 consisted of thirteen-week periods ending October 3, 2015 and September 27, 2014, respectively. The nine months ended October 3, 2015 and September 27, 2014 consisted of thirty-nine-week periods.

Prior Period Financial Statement Revision

During the third quarter of 2015, we determined that certain of our benefit plans were not properly accounted for since their inception between 1984 and 1988. These plans were frozen between 1994 and 2003.

We assessed the materiality of these errors on prior periods’ financial statements in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in the Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods.  However, the aggregate amount of the prior period errors of approximately $24 million would have been material to our current interim Condensed Consolidated Statements of Income. Consequently, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these errors for all prior periods presented by revising the condensed consolidated financial statements and other financial information included herein. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable.  Periods not presented herein will be revised, as applicable, in future filings.

The effects of this revision on our unaudited Condensed Consolidated Balance Sheets are as follows:

(In millions)	As Previously Reported January 3, 2015	Adjustment	As Revised January 3, 2015

Non-current deferred income taxes	$311.0	$9.9	$320.9
Total assets	4,360.2	9.9	4,370.1

Long-term retirement benefits and other liabilities	622.8	25.5	648.3
Retained earnings	2,137.1	(20.6)	2,116.5
Accumulated other comprehensive loss	(547.3)	5.0	(542.3)
Total shareholders’ equity	1,066.5	(15.6)	1,050.9
Total liabilities and shareholders’ equity	4,360.2	9.9	4,370.1

Avery Dennison Corporation

The effects of this revision on our unaudited Condensed Consolidated Statements of Income are as follows:

	Three Months Ended			Nine Months Ended
	September 27, 2014			September 27, 2014
(In millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Marketing, general and administrative expense	$276.3	$2.1	$278.4	$870.0	$3.1	$873.1
Income from continuing operations before taxes	101.2	(2.1)	99.1	266.1	(3.1)	263.0
Provision for income taxes	36.2	2.0	38.2	85.1	.4	85.5
Income from continuing operations	65.0	(4.1)	60.9	181.0	(3.5)	177.5
Loss from discontinued operations, net of tax	(.7)	–	(.7)	(3.0)	–	(3.0)
Net income	64.3	(4.1)	60.2	178.0	(3.5)	174.5

Per share amounts:
Net income (loss) per common share:
Continuing operations	$.70	$(.05)	$.65	$1.91	$(.04)	$1.87
Discontinued operations	(.01)	.01	–	(.03)	–	(.03)
Net income per common share	$.69	$(.04)	$.65	$1.88	$(.04)	$1.84
Net income (loss) per common share, assuming dilution:
Continuing operations	$.68	$(.04)	$.64	$1.87	$(.03)	$1.84
Discontinued operations	–	(.01)	(.01)	(.03)	–	(.03)
Net income per common share, assuming dilution	$.68	$(.05)	$.63	$1.84	$(.03)	$1.81

The effects of this revision on our unaudited Condensed Consolidated Statements of Comprehensive Income are as follows:

	Three Months Ended			Nine Months Ended
	September 27, 2014			September 27, 2014
(In millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$64.3	$(4.1)	$60.2	$178.0	$(3.5)	$174.5
Pension and other postretirement benefits	5.7	–	5.7	16.6	5.0	21.6
Other comprehensive loss, before tax	(73.3)	–	(73.3)	(67.0)	5.0	(62.0)
Income tax expense related to components of other comprehensive loss	1.7	(1.0)	.7	5.5	.9	6.4
Other comprehensive loss, net of tax	(75.0)	1.0	(74.0)	(72.5)	4.1	(68.4)
Total comprehensive (loss) income, net of tax	(10.7)	(3.1)	(13.8)	105.5	.6	106.1

Note 2.  Sale of Product Line and Discontinued Operations

Sale of Product Line

In May 2015, we sold certain assets and transferred certain liabilities associated with a product line in our Retail Branding and Information Solutions (“RBIS”) reportable segment for $1.5 million.  The pretax loss from the sale, when combined with exit costs related to the sale, totaled $8.5 million, including $.2 million in the third quarter of 2015. The exit costs included $3.4 million of severance costs, of which $1.2 million had been paid as of October 3, 2015.  In the first quarter of 2015, we recorded an impairment

Avery Dennison Corporation

charge of approximately $2 million related to certain long-lived assets in this product line. This loss and these costs were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

Discontinued Operations

Income (loss) from discontinued operations, net of tax, during the third quarter and nine months ended October 3, 2015 included tax benefits (expense) related to the completion of certain tax returns related to the sale of our former Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses. Income (loss) from discontinued operations, net of tax, during the third quarter and nine months ended September 27, 2014 included costs related to the resolution of certain post-closing adjustments from the sale, including completion of the final purchase price allocation in the third quarter of 2014. We continue to be subject to certain indemnification obligations under the terms of the purchase agreement. In addition, the tax liability associated with the sale is subject to completion of remaining tax returns in certain foreign jurisdictions where we operated the OCP and DES businesses.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	October 3, 2015	January 3, 2015
Raw materials	$191.4	$183.6
Work-in-progress	153.1	150.4
Finished goods	167.9	157.8
Inventories, net	$512.4	$491.8

Note 4.  Goodwill

Changes in the net carrying amount of goodwill for the nine months ended October 3, 2015, by reportable segment, were as follows:

(In millions)	Pressure-sensitive Materials	Retail Branding and Information Solutions	Total
Goodwill as of January 3, 2015	$306.6	$415.0	$721.6
Acquisition adjustments	–	(.3)	(.3)
Translation adjustments	(24.3)	(6.3)	(30.6)
Goodwill as of October 3, 2015	$282.3	$408.4	$690.7

The carrying amounts of goodwill at October 3, 2015 and January 3, 2015 were net of accumulated impairment losses of $820 million, which were included in our RBIS reportable segment.

There was no goodwill associated with our Vancive Medical Technologies reportable segment.

Note 5.  Debt and Capital Leases

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities.  The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.11 billion at October 3, 2015 and $1.22 billion at January 3, 2015. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our various loan agreements contain financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income.  We were in compliance with our financial covenants as of October 3, 2015.

In May 2015, we extended and amended the lease on our Mentor, Ohio facility for an additional ten years.  This facility is used primarily as the North American headquarters and research center of our Materials Group business. Because ownership of the facility transfers to us at the end of the lease term, it was accounted for as a capital lease. The carrying value of the lease at October 3, 2015 was approximately $26 million, of which approximately $24 million was included in “Long-term debt and capital leases” and approximately $2 million was included in “Short-term borrowings and current portion of long-term debt and capital leases” in the unaudited Condensed Consolidated Balance Sheets at October 3, 2015.

Avery Dennison Corporation

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

We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations.  We have not incurred significant costs related to these benefits, and therefore, no related costs are included in the disclosures below.

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	October 3, 2015		September 27, 2014		October 3, 2015		September 27, 2014
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.3	$.1	$3.3	$.3	$10.3	$.3	$10.0
Interest cost	10.8	4.3	11.1	5.8	32.5	13.1	33.5	18.0
Expected return on plan assets	(12.8)	(5.4)	(12.9)	(6.6)	(38.6)	(16.2)	(38.9)	(19.6)
Recognized net actuarial loss	5.2	2.4	4.1	1.3	15.4	7.2	12.2	3.9
Amortization of prior service cost (credit)	.2	–	.2	.1	.8	(.1)	.8	.3
Amortization of transition obligation	–	–	–	.1	–	–	–	.1
Recognized loss on curtailment(1)	–	–	–	–	–	–	–	.6
Recognized loss on settlement(2)	–	–	–	–	–	3.8	–	–
Net periodic benefit cost	$3.5	$4.6	$2.6	$4.0	$10.4	$18.1	$7.9	$13.3

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

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Interest cost	$.1	$.1	$.2	$.2
Recognized net actuarial loss	.5	.7	1.6	2.1
Amortization of prior service credit	(.8)	(.8)	(2.4)	(2.4)
Net periodic benefit credit	$(.2)	$–	$(.6)	$(.1)

We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate. All of the contributions made in the first nine months of 2015 and 2014 were made to meet minimum funding requirements.

The following table sets forth our contributions to our defined benefit plans:

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
U.S.	$2.9	$3.9
Int’l	11.2	12.8
U.S. postretirement health benefits	.7	1.2

Avery Dennison Corporation

Note 7.  Research and Development

Research and development expense from continuing operations was $22.2 million and $70.6 million for the three and nine months ended October 3, 2015, respectively, and $25.1 million and $77 million for the three and nine months ended September 27, 2014, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation

Equity Awards

Stock-based compensation expense from continuing operations was $5.2 million and $18.4 million for the three and nine months ended October 3, 2015, respectively, and $7.6 million and $22.1 million for the three and nine months ended September 27, 2014, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of October 3, 2015, we had approximately $32 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average period of approximately two years.

Cash Awards

Compensation expense from continuing operations related to long-term incentive units was $1.4 million and $16.7 million for the three and nine months ended October 3, 2015, respectively, and $2 million and $11.9 million for the three and nine months ended September 27, 2014, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 9.  Cost Reduction Actions

2015/2016 Actions

We recorded $6.6 million in restructuring charges related to restructuring actions initiated during the third quarter of 2015, which we expect to continue through 2016 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 85 positions, lease cancellation costs, and asset impairment charges.

No employees impacted by our 2015/2016 Actions taken through October 3, 2015 remained employed with us as of such date. We expect charges and payments related to these actions to be substantially completed in 2016.

2014/2015 Actions

During the nine months ended October 3, 2015, we recorded $33.9 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 that continued through the second quarter of 2015 (“2014/2015 Actions”). These charges consisted of severance and related costs for the reduction of approximately 605 positions, lease cancellation costs, and asset impairment charges.

In 2014, we recorded $66.5 million in restructuring charges, net of reversals, related to our 2014/2015 Actions.  These charges consisted of severance and related costs for the reduction of approximately 1,420 positions, lease cancellation costs, and asset impairment charges.

Approximately 180 employees impacted by our 2014/2015 Actions remained employed with us as of October 3, 2015. We expect charges and payments related to these actions to be substantially completed in 2016.

Accruals for severance and related costs and lease cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets.  Restructuring costs were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

Avery Dennison Corporation

During the nine months ended October 3, 2015, restructuring charges and payments were as follows:

(In millions)	Accrual at January 3, 2015	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at October 3, 2015
2015/2016 Actions
Severance and related costs	$–	$4.8	$(2.3)	$–	$–	$2.5
Asset impairment charges	–	1.7	–	(1.7)	–	–
Lease cancellation costs	–	.1	(.1)	–	–	–

2014/2015 Actions
Severance and related costs	16.8	30.2	(39.4)	–	(.9)	6.7
Asset impairment charges	–	3.4	–	(3.4)	–	–
Lease cancellation costs	.1	.3	(.3)	–	–	.1

2012 Program
Severance and related costs	.8	–	–	–	(.1)	.7
Total	$17.7	$40.5	$(42.1)	$(5.1)	$(1.0)	$10.0

The table below shows the total amount of restructuring costs incurred by reportable segment and Corporate.

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Restructuring costs by reportable segment and Corporate
Pressure-sensitive Materials	$1.1	$2.1	$15.5	$35.7
Retail Branding and Information Solutions	3.7	4.1	19.4	16.3
Vancive Medical Technologies	1.7	.1	3.4	.1
Corporate	.1	.4	2.2	.4
	$6.6	$6.7	$40.5	$52.5

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

As of October 3, 2015, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $2.6 million and $1.2 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and designate foreign exchange contracts on existing balance sheet items as fair value hedges.

Avery Dennison Corporation

The following table provides the fair value and balance sheet locations of derivatives as of October 3, 2015:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$4.4	Other accrued liabilities	$8.1
Commodity contracts	Other current assets	–	Other accrued liabilities	.8
			Long-term retirement benefits and other liabilities	.1
		$4.4		$9.0

The following table provides the fair value and balance sheet locations of derivatives as of January 3, 2015:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$10.3	Other accrued liabilities	$10.5
Commodity contracts	Other current assets	–	Other accrued liabilities	1.0
			Long-term retirement benefits and other liabilities	.2
		$10.3		$11.7

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

		Three Months Ended		Nine Months Ended
(In millions)	Location of Net Gains (Losses) in Income	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Foreign exchange contracts	Cost of products sold	$2.3	$–	$3.3	$(3.0)
Foreign exchange contracts	Marketing, general and administrative expense	(19.9)	(25.7)	(15.9)	(28.2)
		$(17.6)	$(25.7)	$(12.6)	$(31.2)

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Foreign exchange contracts	$2.7	$.7	$1.2	$(1.5)
Commodity contracts	(1.7)	(.3)	(.5)	(.1)
	$1.0	$.4	$.7	$(1.6)

Avery Dennison Corporation

The amount of gain or loss recognized in income related to the ineffective portion of, and the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were not material for the three and nine months ended October 3, 2015 and September 27, 2014, respectively.

As of October 3, 2015, we expected a net gain of approximately $1 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Note 11.  Taxes Based on Income

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Income from continuing operations before taxes	$116.1	$99.1	$317.4	$263.0
Provision for income taxes	34.8	38.2	99.5	85.5
Effective tax rate	30.0%	38.5%	31.3%	32.5%

The effective tax rate for continuing operations for the three and nine months ended October 3, 2015 included $4.2 million of tax benefit resulting from return to provision adjustments pursuant to the completion of the 2014 U.S. federal tax return and $.9 million of tax benefit from a favorable foreign tax law change. Additionally, the effective tax rate for the nine months ended October 3, 2015 included $1.6 million of net tax benefit related to changes in the effective tax rates in certain foreign municipalities; $4.2 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years; and $5.4 million of tax expense associated with the tax cost to repatriate non-permanently reinvested 2015 earnings of certain foreign subsidiaries.

The effective tax rate for continuing operations for the three and nine months ended September 27, 2014 included $4.2 million and $20 million of tax benefit as a result of changes in certain tax reserves and valuation allowances, respectively; and $4.6 million of tax expense from the taxable inclusion of a net foreign currency gain related to the revaluation of certain intercompany loans.    Additionally, the effective tax rate for the nine months ended September 27, 2014 included $6 million of tax expense related to our change in estimate of the potential outcome of uncertain tax issues in China.

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $15 million, primarily as a result of closing tax years.

Avery Dennison Corporation

Note 12.  Net Income Per Common Share

Net income per common share was computed as follows:

		Three Months Ended		Nine Months Ended
(In millions, except per share amounts)		October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
(A)	Income from continuing operations	$81.3	$60.9	$217.9	$177.5
(B)	Income (loss) from discontinued operations, net of tax	.4	(.7)	(.6)	(3.0)
(C)	Net income available to common shareholders	$81.7	$60.2	$217.3	$174.5
(D)	Weighted average number of common shares outstanding	91.5	93.3	91.1	94.7
	Dilutive shares (additional common shares issuable under stock-based awards)	1.7	1.9	1.8	1.9
(E)	Weighted average number of common shares outstanding, assuming dilution	93.2	95.2	92.9	96.6
Net income (loss) per common share:
Continuing operations (A) ÷ (D)		$.89	$.65	$2.39	$1.87
Discontinued operations (B) ÷ (D)		–	–	–	(.03)
Net income per common share (C) ÷ (D)		$.89	$.65	$2.39	$1.84
Net income (loss) per common share, assuming dilution:
Continuing operations (A) ÷ (E)		$.87	$.64	$2.35	$1.84
Discontinued operations (B) ÷ (E)		.01	(.01)	(.01)	(.03)
Net income per common share, assuming dilution (C) ÷ (E)		$.88	$.63	$2.34	$1.81

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled approximately .5 million shares and 1 million shares for the three and nine months ended October 3, 2015, respectively, and approximately 3 million shares for both the three and nine months ended September 27, 2014.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended October 3, 2015 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 3, 2015	$(16.7)	$(525.6)	$–	$(542.3)
Other comprehensive loss before reclassifications, net of tax	(129.7)	.5	.6	(128.6)
Reclassifications to net income, net of tax	–	17.2	(1.4)	15.8
Net current-period other comprehensive (loss) income, net of tax	(129.7)	17.7	(.8)	(112.8)
Balance as of October 3, 2015	$(146.4)	$(507.9)	$(.8)	$(655.1)

Avery Dennison Corporation

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 27, 2014 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 28, 2013	$137.1	$(417.3)	$(1.0)	$(281.2)
Other comprehensive (loss) income before reclassifications, net of tax	(82.6)	2.2	(1.2)	(81.6)
Reclassifications to net income, net of tax	–	12.1	1.1	13.2
Net current-period other comprehensive (loss) income, net of tax	(82.6)	14.3	(.1)	(68.4)
Balance as of September 27, 2014	$54.5	$(403.0)	$(1.1)	$(349.6)

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) income from continuing operations were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$1.4	$(.2)	$2.7	$(1.7)	Cost of products sold
Commodity contracts	(.1)	–	(.9)	.2	Cost of products sold
Interest rate contracts	(.1)	–	(.1)	–	Interest expense
	1.2	(.2)	1.7	(1.5)	Total before tax
	(.2)	.2	(.3)	.4	Provision for income taxes
	1.0	–	1.4	(1.1)	Net of tax

Pension and other postretirement benefits(1)	(7.5)	(5.7)	(26.3)	(17.6)
	2.4	1.6	9.1	5.5	Provision for income taxes
	(5.1)	(4.1)	(17.2)	(12.1)	Net of tax
	$(4.1)	$(4.1)	$(15.8)	$(13.2)	Total, net of tax

(1) See Note 6, “Pension and Other Postretirement Benefits,” for more information.

Avery Dennison Corporation

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive loss:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Foreign currency translation	$–	$(1.0)	$–	$(.9)
Pension and other postretirement benefits	2.4	1.6	9.1	7.3
Cash flow hedges	(.1)	.1	(.2)	–
Income tax expense related to components of other comprehensive loss	$2.3	$.7	$8.9	$6.4

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of October 3, 2015:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$18.1	$9.6	$8.5	$–
Derivative assets	4.4	–	4.4	–

Liabilities
Derivative liabilities	$9.0	$.9	$8.1	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 3, 2015:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.9	$7.6	$10.3	$–
Derivative assets	10.3	–	10.3	–

Liabilities
Derivative liabilities	$11.7	$1.2	$10.5	$–

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of October 3, 2015, trading securities of $.6 million and $17.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of January 3, 2015, trading securities of $.8 million and $17.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.

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

Avery Dennison Corporation

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

Environmental

As of October 3, 2015, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of our liability has been agreed.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

The activity for the nine months ended October 3, 2015 related to our environmental liabilities was as follows:

(In millions)
Balance at January 3, 2015	$26.2
Charges (reversals), net	1.4
Payments	(6.3)
Balance at October 3, 2015	$21.3

As of October 3, 2015, approximately $8 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Guarantees

We participate in receivable financing programs with several financial institutions whereby advances may be requested from these financial institutions.  We guarantee the collection of the related receivables.  At October 3, 2015, the outstanding amount guaranteed was approximately $17 million.  We believe our exposure to these guarantees is not material.

Unused letters of credit (primarily standby) outstanding with various financial institutions were approximately $43 million at October 3, 2015.

Avery Dennison Corporation

Note 16.  Segment Information

Financial information from continuing operations by reportable segment is set forth below.

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,083.7	$1,157.0	$3,318.4	$3,481.4
Retail Branding and Information Solutions	366.8	383.9	1,138.7	1,186.0
Vancive Medical Technologies	17.6	18.7	55.0	58.1
Net sales to unaffiliated customers	$1,468.1	$1,559.6	$4,512.1	$4,725.5
Intersegment sales
Pressure-sensitive Materials	$14.6	$16.2	$46.5	$49.1
Retail Branding and Information Solutions	.3	.5	1.5	1.9
Vancive Medical Technologies	1.2	2.7	4.4	7.5
Intersegment sales	$16.1	$19.4	$52.4	$58.5
Income from continuing operations before taxes
Pressure-sensitive Materials	$130.5	$116.6	$383.2	$315.1
Retail Branding and Information Solutions	25.1	20.6	54.3	65.5
Vancive Medical Technologies	(1.2)	(2.9)	(4.7)	(7.2)
Corporate expense	(23.6)	(19.8)	(70.1)	(64.0)
Interest expense	(14.7)	(15.4)	(45.3)	(46.4)
Income from continuing operations before taxes	$116.1	$99.1	$317.4	$263.0
Other expense, net by reportable segment
Pressure-sensitive Materials	$1.1	$2.1	$13.8	$36.3
Retail Branding and Information Solutions	3.9	5.2	29.4	16.8
Vancive Medical Technologies	1.7	.1	3.4	.1
Corporate	.3	.4	2.4	.4
Other expense, net	$7.0	$7.8	$49.0	$53.6
Other expense, net by type
Restructuring costs:
Severance and related costs	$4.7	$5.1	$35.0	$48.0
Asset impairment charges and lease cancellation costs	1.9	1.6	5.5	4.5
Other items:
Indefinite-lived intangible asset impairment charge	–	3.0	–	3.0
Loss on sale of product line and related exit costs	.2	–	10.5	–
Gain on sale of assets	–	(1.9)	(1.7)	(2.5)
Loss from curtailment of pension obligation	–	–	–	.6
Legal settlement	.2	–	(.3)	–
Other expense, net	$7.0	$7.8	$49.0	$53.6

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

In May 2015, the FASB amended guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Additionally, the amended guidance removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and applied retrospectively.  Early adoption is permitted. Most of the assets in our U.S. and international pension plans are invested in funds that are valued at net asset value.  Although we do not anticipate that adoption of this guidance will have a significant impact on our financial position, results of operations, or cash flows, the adoption of this amended guidance may result in a significant amount of plan assets not being disclosed within the fair value hierarchy.

In April 2015, the FASB issued guidance about accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. As clarified in the guidance, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and may be adopted prospectively or retrospectively.  We do not anticipate that adoption of this guidance will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

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

In April 2015, the FASB revised guidance on the presentation of debt issuance costs. Under this revised guidance, debt issuance costs should be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. In August 2015, this guidance was further revised to allow for debt issuance costs related to line-of-credit arrangements to be classified as assets and amortized ratably over the term of the arrangement. This revised guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. We do not anticipate that adoption of this revised guidance will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

In May 2014, the FASB issued revised guidance on revenue recognition. This revised guidance provides a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This revised guidance will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This revised guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This revised guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and can be applied retrospectively either to each prior reporting period presented or with the cumulative effect of adoption recognized at the date of initial application. Early adoption is permitted for fiscal periods beginning after December 15, 2016. Based on the information we have evaluated to date, we do not anticipate that the adoption of this revised guidance will have a significant impact on our financial position, results of operations or cash flows.

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

We use the following non-GAAP financial measures in this MD&A:

•      Organic sales change refers to the increase or decrease in sales excluding the estimated impact of currency translation, product line exits, acquisitions and divestitures, and, where applicable, an extra week in the current or preceding fiscal year.  The estimated impact of currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to exclude the impact of currency fluctuations.  We believe organic sales change assists investors in evaluating the underlying sales growth from the ongoing activities of our businesses and provides improved comparability of results period to period.

•      Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments. Free cash flow excludes uses of cash that do not directly or immediately support our underlying business, such as discretionary debt reductions, dividends, share repurchases, and certain effects of acquisitions and divestitures (e.g., cash flow from discontinued operations, taxes, and transaction costs).

•      Operational working capital refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses.  We use this non-GAAP financial measure to assess our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and that may increase the volatility of working capital as a percentage of sales from period to period.  Additionally, the excluded items are not significantly influenced by our day-to-day activities managed at the operating level and may not reflect the underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Overview

Sales

Our sales decreased 5% in the first nine months of 2015 compared to the same period last year.

	Three Months Ended	Nine Months Ended
	October 3, 2015
Estimated change in sales due to
Organic sales change	5%	4%
Extra week in prior fiscal year	–	1
Foreign currency translation	(10)	(9)
Product line divestiture	(1)	(1)
Reported sales change	(6)%	(5)%

Income from Continuing Operations

Income from continuing operations increased approximately $20 million and $40 million in the third quarter and first nine months of 2015, respectively, compared to the same periods last year. Major factors affecting income from continuing operations in the first nine months of 2015 included:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Higher volume and improved product mix

•                  Lower restructuring costs

Offsetting factors:

•                  Higher employee-related costs

•                  Foreign currency translation

•                  Higher income taxes

•                  Loss on sale of a product line in our RBIS reportable segment and related exit costs

Prior Period Financial Statement Revision

Certain prior period amounts have been revised to reflect the impact of adjustments made to certain of our benefit plan balances and to correct the timing of previously recorded out-of-period adjustments. Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Sale of Product Line

In May 2015, we sold certain assets and transferred certain liabilities associated with a product line in our RBIS reportable segment. Refer to Note 2, “Sale of Product Line and Discontinued Operations,” to the unaudited Condensed Consolidated Financial Statements for more information.

Cost Reduction Actions

2015/2016 Actions

We recorded $6.6 million in restructuring charges related to restructuring actions initiated during the third quarter of 2015, which we expect to continue through 2016 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 85 positions, lease cancellation costs, and asset impairment charges.

No employees impacted by our 2015/2016 Actions taken through October 3, 2015 remained employed with us as of such date. We expect charges and payments related to these actions to be substantially completed in 2016.

2014/2015 Actions

During the nine months ended October 3, 2015, we recorded $33.9 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 that continued through the second quarter of 2015 (“2014/2015 Actions”). These charges consisted of severance and related costs for the reduction of approximately 605 positions, lease cancellation costs, and asset impairment charges.

In 2014, we recorded $66.5 million in restructuring charges, net of reversals, related to our 2014/2015 Actions.  These charges consisted of severance and related costs for the reduction of approximately 1,420 positions, lease cancellation costs, and asset impairment charges.

Avery Dennison Corporation

Approximately 180 employees impacted by our 2014/2015 Actions remained employed with us as of October 3, 2015. We expect charges and payments related to these actions to be substantially completed in 2016.

In 2015, we expect to realize at least $70 million in savings, net of transition costs from our 2015/2016 Actions and 2014/2015 Actions.  We anticipate approximately $75 million in incremental savings from these actions in 2016.

Restructuring costs are included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Free Cash Flow

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net cash provided by operating activities	$290.3	$200.2
Purchases of property, plant and equipment	(89.6)	(100.8)
Purchases of software and other deferred charges	(9.0)	(22.0)
Proceeds from sales of property, plant and equipment	7.1	4.1
Purchases of investments, net	(.2)	–
Plus: cash outflow from discontinued operations	.6	.6
Free cash flow	$199.2	$82.1

Free cash flow in the first nine months of 2015 improved compared to 2014 primarily due to higher net income, the timing of vendor payments, lower incentive compensation paid in 2015 for the 2014 performance year, and lower capital and software expenditures in 2015.

2015 Outlook

Certain factors that we believe may contribute to results for 2015 are described below:

•                  We expect organic sales growth of approximately 4% in 2015 compared to 2014.

•                  We expect earnings to increase in 2015 compared to 2014.

•                  We expect our full year 2015 tax rate to be in the low to mid-thirty percent range.

•                We estimate cash restructuring costs of approximately $60 million in 2015. We anticipate our capital and software expenditures in 2015 to be approximately $150 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

Income from Continuing Operations before Taxes

	Three Months Ended
(Dollars in millions)	October 3, 2015	September 27, 2014
Net sales	$1,468.1	$1,559.6
Cost of products sold	1,062.2	1,158.9
Gross profit	405.9	400.7
Marketing, general and administrative expense	268.1	278.4
Interest expense	14.7	15.4
Other expense, net	7.0	7.8
Income from continuing operations before taxes	$116.1	$99.1

As a Percentage of Sales
Gross profit	27.6%	25.7%
Marketing, general and administrative expense	18.3	17.9
Income from continuing operations before taxes	7.9	6.4

Gross Profit Margin

Gross profit margin for the third quarter of 2015 increased compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, the impact of changes in foreign currency rates, higher volume, and the net impact of pricing and raw material input costs, partially offset by higher employee-related costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the third quarter of 2015 compared to the same period last year reflecting the impact of currency, and benefits from productivity initiatives, including savings from restructuring, net of transition costs, partially offset by higher employee-related costs.

Other Expense, net

	Three Months Ended
(In millions)	October 3, 2015	September 27, 2014
Other expense, net by type
Restructuring costs:
Severance and related costs	$4.7	$5.1
Asset impairment charges and lease cancellation costs	1.9	1.6
Other items:
Indefinite-lived intangible asset impairment charge	–	3.0
Loss on sale of product line and related exit costs	.2	–
Gain on sale of assets	–	(1.9)
Legal settlement	.2	–
Other expense, net	$7.0	$7.8

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(Dollars in millions, except per share amounts)	October 3, 2015	September 27, 2014
Income from continuing operations before taxes	$116.1	$99.1
Provision for income taxes	34.8	38.2
Income from continuing operations	81.3	60.9
Income (loss) from discontinued operations, net of tax	.4	(.7)
Net income	$81.7	$60.2
Net income per common share	$.89	$.65
Net income per common share, assuming dilution	.88	.63

Net income as a percentage of sales	5.6%	3.9%
Effective tax rate for continuing operations	30.0	38.5

Provision for Income Taxes

The effective tax rate for continuing operations for the three months ended October 3, 2015 included $4.2 million of tax benefit resulting from return to provision adjustments pursuant to the completion of the 2014 U.S. federal tax return and $.9 million of tax benefit from a favorable foreign tax law change.

The effective tax rate for continuing operations for the three months ended September 27, 2014 included $4.2 million of tax benefit as a result of changes in certain tax reserves and valuation allowances and $4.6 million of tax expense from the taxable inclusion of a net foreign currency gain related to the revaluation of certain intercompany loans.

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

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Three Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net sales including intersegment sales	$1,098.3	$1,173.2
Less intersegment sales	(14.6)	(16.2)
Net sales	$1,083.7	$1,157.0
Operating income(1)	130.5	116.6

(1) Included costs associated with restructuring in both quarters	$1.1	$2.1

Net Sales

In the third quarter of 2015, sales in our Pressure-sensitive Materials segment decreased approximately 6% compared to the same period last year, reflecting the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis. On an organic basis, sales increased approximately 5% primarily due to higher volume. On an organic basis, sales increased at mid-single digit rates in North America, Western Europe, and emerging markets.

In the third quarter of 2015, sales on an organic basis increased at a mid-single digit rate for the Materials product group and at a low-single digit rate for the Performance Tapes product group.

Operating Income

Operating income increased in the third quarter of 2015 compared to the same period last year due to benefits from productivity initiatives, including savings from restructuring, net of transition costs, higher volume and improved product mix, and the net impact of pricing and raw material input costs, partially offset by higher employee-related costs and the unfavorable impact of foreign currency translation.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net sales including intersegment sales	$367.1	$384.4
Less intersegment sales	(.3)	(.5)
Net sales	$366.8	$383.9
Operating income(1)	25.1	20.6

(1) Included costs associated with restructuring in both quarters, loss on sale of product line and related exit costs in 2015, indefinite-live intangible asset impairment charge in 2014, and gain on sale of asset in 2014.	$3.9	$5.2

Net Sales

In the third quarter of 2015, sales in our RBIS segment decreased approximately 5% compared to the same period last year due to the unfavorable impact of foreign currency translation and a product line sale, partially offset by higher sales on an organic basis. On an organic basis, sales increased 4% primarily due to higher volume, including strong growth of radio-frequency identification products.

Operating Income

Operating income increased in the third quarter of 2015 primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs.

Avery Dennison Corporation

Vancive Medical Technologies

	Three Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net sales including intersegment sales	$18.8	$21.4
Less intersegment sales	(1.2)	(2.7)
Net sales	$17.6	$18.7
Operating loss(1)	(1.2)	(2.9)

(1) Included costs associated with restructuring in both quarters.	$1.7	$.1

Net Sales

In the third quarter of 2015, sales in our Vancive Medical Technologies segment decreased approximately 6% compared to the same period last year, reflecting the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis. On an organic basis, sales increased approximately 3% due to higher volume and pricing.

Operating Loss

Operating loss decreased in the third quarter of 2015 compared to the same period last year primarily due to a reduction in operating costs, including reduced spending associated with a discontinued new product platform.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

Income from Continuing Operations before Taxes

	Nine Months Ended
(Dollars in millions)	October 3, 2015	September 27, 2014
Net sales	$4,512.1	$4,725.5
Cost of products sold	3,258.6	3,489.4
Gross profit	1,253.5	1,236.1
Marketing, general and administrative expense	841.8	873.1
Interest expense	45.3	46.4
Other expense, net	49.0	53.6
Income from continuing operations before taxes	$317.4	$263.0

As a Percentage of Sales
Gross profit	27.8%	26.2%
Marketing, general and administrative expense	18.7	18.5
Income from continuing operations before taxes	7.0	5.6

Gross Profit Margin

Gross profit margin for the first nine months of 2015 increased compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, the impact of changes in foreign currency rates, the net impact of pricing and raw material input costs, and higher volume. The increase was partially offset by higher employee-related costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first nine months of 2015 compared to the same period last year due to the favorable impact of foreign currency translation and benefits from productivity initiatives, including savings from restructuring, net of transition costs, partially offset by higher employee-related costs and other items.

Other Expense, net

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Other expense, net by type
Restructuring costs:
Severance and related costs	$35.0	$48.0
Asset impairment charges and lease cancellation costs	5.5	4.5
Other items:
Indefinite-lived intangible asset impairment charge	–	3.0
Loss on sale of product line and related exit costs	10.5	–
Gain on sale of assets	(1.7)	(2.5)
Loss from curtailment of pension obligation	–	.6
Legal settlement	(.3)	–
Other expense, net	$49.0	$53.6

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Nine Months Ended
(Dollars in millions, except per share amounts)	October 3, 2015	September 27, 2014
Income from continuing operations before taxes	$317.4	$263.0
Provision for income taxes	99.5	85.5
Income from continuing operations	217.9	177.5
Loss from discontinued operations, net of tax	(.6)	(3.0)
Net income	$217.3	$174.5
Net income per common share	$2.39	$1.84
Net income per common share, assuming dilution	2.34	1.81

Net income as a percentage of sales	4.8%	3.7%
Effective tax rate for continuing operations	31.3	32.5

Provision for Income Taxes

The effective tax rate for continuing operations for the nine months ended October 3, 2015 included $4.2 million of tax benefit resulting from return to provision adjustments pursuant to the completion of the 2014 U.S. federal tax return; $.9 million of tax benefit from a favorable foreign tax law change; $5.4 million of tax expense associated with the tax cost to repatriate non-permanently reinvested 2015 earnings of certain foreign subsidiaries; $1.6 million of net tax benefit related to changes in the effective tax rates in certain foreign municipalities; and $4.2 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.

The effective tax rate for continuing operations for the nine months ended September 27, 2014 included $20 million of net tax benefit as a result of changes in certain tax reserves and valuation allowances; $4.6 million of tax expense from the taxable inclusion of a net foreign currency gain related to the revaluation of certain intercompany loans; and $6 million of tax expense related to our change in estimate of the potential outcome of uncertain tax issues in China.

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

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net sales including intersegment sales	$3,364.9	$3,530.5
Less intersegment sales	(46.5)	(49.1)
Net sales	$3,318.4	$3,481.4
Operating income(1)	383.2	315.1

(1) Included costs associated with restructuring in both years, gain on sale of asset in 2015, and loss from curtailment of pension obligation in 2014.	$13.8	$36.3

Net Sales

In the first nine months of 2015, sales in our Pressure-sensitive Materials segment decreased approximately 5% compared to the same period last year, reflecting the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis and the impact of the extra week in our prior fiscal year. On an organic basis, sales increased approximately 5% due to higher volume and improved product mix. On an organic basis, sales increased at mid-single digit rates in North America, Western Europe, and emerging markets.

In the first nine months of 2015, sales on an organic basis increased at mid-single digit rates for both the Materials and Performance Tapes product groups.

Operating Income

Operating income increased in the first nine months of 2015 compared to the same period last year primarily reflecting higher volume and improved product mix, benefits from productivity initiatives, including savings from restructuring, net of transition costs, lower restructuring costs, and the net impact of pricing and raw material input costs, partially offset by the unfavorable impact of currency translation and higher employee-related costs.

Retail Branding and Information Solutions

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net sales including intersegment sales	$1,140.2	$1,187.9
Less intersegment sales	(1.5)	(1.9)
Net sales	$1,138.7	$1,186.0
Operating income(1)	54.3	65.5

(1) Included costs associated with restructuring in both years, loss on sale of a product line and related exit costs in 2015, legal settlement in 2015, indefinite-lived intangible asset impairment charge in 2014, and gain on sale of assets in 2014.	$29.4	$16.8

Net Sales

In the first nine months of 2015, sales in our RBIS segment decreased approximately 4% compared to the same period last year, reflecting the unfavorable impact of foreign currency translation and a product line sale, partially offset by higher sales on an organic basis and the impact from the extra week in our prior fiscal year. On an organic basis, sales increased approximately 1% primarily due to higher volume.

Operating Income

Operating income decreased in the first nine months of 2015 primarily reflecting higher employee-related costs, the loss on sale of a product line and related exit costs, and the impact of unfavorable product mix and pricing, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Avery Dennison Corporation

Vancive Medical Technologies

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net sales including intersegment sales	$59.4	$65.6
Less intersegment sales	(4.4)	(7.5)
Net sales	$55.0	$58.1
Operating loss(1)	(4.7)	(7.2)

(1) Included costs associated with restructuring in both years.	$3.4	$.1

Net Sales

In the first nine months of 2015, sales in our Vancive Medical Technologies segment decreased approximately 5% compared to the same period last year reflecting the unfavorable impact of foreign currency translation, partially offset by higher sales on an organic basis. On an organic basis, sales increased approximately 4% primarily due to higher volume.

Operating Loss

Operating loss decreased in the first nine months of 2015 compared to the same period last year primarily due to a reduction in operating costs, including reduced spending associated with a discontinued new product platform.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net income	$217.3	$174.5
Depreciation and amortization	142.8	148.5
Provision for doubtful accounts and sales returns	36.6	32.7
Loss on sale of businesses	–	3.0
Indefinite-lived intangible asset impairment charge	–	3.0
Net losses from asset impairments and sales/disposals of assets	10.9	3.3
Stock-based compensation	18.4	22.1
Other non-cash expense and loss	38.9	32.1
Changes in assets and liabilities and other adjustments(1)	(174.6)	(219.0)
Net cash provided by operating activities	$290.3	$200.2

(1) For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first nine months of 2015, cash flow provided by operating activities increased compared to the same period last year primarily due to higher net income, the timing of vendor payments, as well as lower incentive compensation paid in 2015 for the 2014 performance year.

Cash Flow for Investing Activities

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Purchases of property, plant and equipment	$(89.6)	$(100.8)
Purchases of software and other deferred charges	(9.0)	(22.0)
Proceeds from sales of property, plant and equipment	7.1	4.1
Purchases of investments, net	(.2)	–
Other	1.5	–
Net cash used in investing activities	$(90.2)	$(118.7)

Capital and Software Spending

During the first nine months of 2015 and 2014, we invested in new equipment to support growth, primarily in Asia and Europe, and to improve manufacturing productivity.

Information technology investments in the first nine months of both 2015 and 2014 were primarily associated with standardization initiatives.

Other

In May 2015, we received $1.5 million from the sale of a product line in our RBIS reportable segment.

Cash Flow for Financing Activities

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net (decrease) increase in borrowings (maturities of 90 days or less)	$(109.8)	$86.3
Payments of debt (maturities longer than 90 days)	(6.2)	(1.1)
Dividends paid	(99.6)	(93.4)
Share repurchases	(108.5)	(247.3)
Proceeds from exercises of stock options, net	78.4	22.6
Other	(1.2)	(2.4)
Net cash used in financing activities	$(246.9)	$(235.3)

Borrowings and Repayment of Debt

Given the seasonality of our cash flow, during the first nine months of 2015 and 2014, our commercial paper borrowings were used mainly to fund share repurchase activity, dividends, and capital and software expenditures.  In addition, during the second quarter of 2015, we repaid a $5 million medium-term note.

Avery Dennison Corporation

Dividend Payments

We paid dividends of $1.09 per share in the first nine months of 2015 compared to $.99 per share in the same period last year.  In April 2015, we increased our quarterly dividend to $.37 per share, representing a 6% increase from our previous dividend rate of $.35 per share.

Share Repurchases

During the first nine months of 2015, we repurchased approximately 1.9 million shares of our common stock at an aggregate cost of $108.5 million. During the first nine months of 2014, we repurchased approximately 5 million shares of our common stock at an aggregate cost of $247.3 million.

As of October 3, 2015, shares of our common stock in the aggregate amount of approximately $491 million remained authorized for repurchase under outstanding board authorizations.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the nine months ended October 3, 2015, goodwill decreased by approximately $31 million to $691 million as result of the impact of foreign currency translation.

In the nine months ended October 3, 2015, other intangibles resulting from business acquisitions, net, decreased by approximately $17 million to $51 million, which primarily reflected current year amortization expense.

Refer to Note 4, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the nine months ended October 3, 2015, other assets decreased by approximately $25 million to $439 million, which reflected amortization expense related to software and other deferred charges, net of purchases, as well as the impact of foreign currency translation.

Shareholders’ Equity Accounts

In the nine months ended October 3, 2015, the balance of our shareholders’ equity increased by approximately $4 million to $1.06 billion, which primarily reflected net income and the use of treasury shares to settle exercises of stock options and vesting of stock-based awards and fund contributions to our U.S. defined contribution plan, largely offset by the unfavorable impact of foreign currency translation, share repurchases, and dividend payments.

Impact of Foreign Currency Translation

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Change in net sales	$(398)	$(11)
Change in income from continuing operations	(26)	(1)

International operations generated approximately 74% of our net sales during the nine months ended October 3, 2015.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first nine months of 2015 compared to the same period last year was primarily related to euro-denominated sales.

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

Avery Dennison Corporation

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities and net assets held for sale), as a percentage of annualized net sales, increased in the first nine months of 2015 compared to the same period last year, primarily due to decreases in short-term and the current portion of long-term debt and capital leases, accounts payable and other accrued liabilities, which more than offset the effect of decreases in net trade accounts receivable and inventories.

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Nine Months Ended
(Dollars in millions)	October 3, 2015	September 27, 2014
(A) Working capital	$446.5	$436.0
Reconciling items:
Cash and cash equivalents	(171.7)	(195.6)
Current deferred and refundable income taxes and other current assets	(232.9)	(238.5)
Short-term borrowings and current portion of long-term debt and capital leases	85.1	167.1
Current deferred and payable income taxes and other current accrued liabilities	544.0	598.8
(B) Operational working capital	$671.0	$767.8
(C) Annualized net sales (year-to-date sales, divided by three and multiplied by four)	$6,016.1	$6,300.7
Working capital, as a percentage of annualized net sales (A) ÷ (C)	7.4%	6.9%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	11.2%	12.2%

As a percentage of annualized net sales, operational working capital for the first nine months of 2015 improved compared to the same period in the prior year.  The primary factors contributing to this change, which includes the impact of foreign currency translation, are discussed below.

Accounts Receivable Ratio

The average number of days sales outstanding was 61 days in the first nine months of 2015 compared to 63 days in the first nine months of 2014. The average number of days outstanding was calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months of 2015 and 2014, respectively.  The current year average number of days sales outstanding primarily reflected the timing of collections and the effect of foreign currency translation.

Inventory Ratio

Average inventory turnover increased modestly to 8.5 in the first nine months of 2015 from 8.4 in the first nine months of 2014. The average inventory turnover was calculated using the annualized cost of sales (cost of sales for the first nine months, divided by three and multiplied by four) divided by the three-quarter average inventory balance.

Accounts Payable Ratio

The average number of days payable outstanding was 71 days in the first nine months of 2015 compared to 68 days in the first nine months of 2014. The average number of days payable outstanding was calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months of 2015 and 2014, respectively.  The increase in current year average number of days payable outstanding primarily reflected the timing of vendor payments and effect of foreign currency translation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At October 3, 2015, we had cash and cash equivalents of $171.7 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At October 3, 2015, the majority of our cash and cash equivalents was held by our foreign subsidiaries.  To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings. However, if we were to repatriate incremental foreign earnings, we could be subject to additional taxes in the U.S.

Our $700 million revolving credit facility (the “Revolver”), which is used as a back-up facility for our commercial paper program and can be used to finance other corporate requirements, matures on October 3, 2019.  The maturity date may be extended for additional

Avery Dennison Corporation

one-year periods under certain circumstances.  The commitments under the Revolver may be increased by up to $325 million, subject to lender approval and other customary requirements.  As of October 3, 2015, there was no balance outstanding under the Revolver.  Refer to Note 5, “Debt and Capital Leases,” to the unaudited Condensed Consolidated Financial Statements for more information.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt decreased by approximately $96 million in the first nine months of 2015 to $1.05 billion, primarily reflecting a decrease in commercial paper borrowings used to fund share repurchase activity and capital and software expenditures given the seasonality of our cash flow during the year, a decrease in short-term borrowings and the repayment of a medium-term note.  These were partially offset by financing of our Mentor, Ohio facility as a capital lease.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

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

Changes in Internal Control Over Financial Reporting

We periodically assess our internal control environment.  During 2014, we began a phased implementation of a new transactional system in our RBIS segment that is expected to continue through 2017. Processes affected by this implementation include, among other things, order management, pricing, shipping, general accounting and planning. Where appropriate, we are reviewing related internal controls and making changes. Except for this implementation, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the third quarter of 2015 are listed in the following table.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
July 5, 2015 – August 1, 2015	154.0	$61.71	154.0
August 2, 2015 – August 29, 2015	277.9	61.72	277.9
August 30, 2015 – October 3, 2015	350.5	58.04	350.5
Total	782.4	$60.07	782.4	$490.9

(1) The periods shown are our fiscal periods during the thirteen-week quarter ended October 3, 2015.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Avery Dennison Corporation

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 3.1(ii)*	Amended and Restated Bylaws, effected as of October 22, 2015
Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

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

November 3, 2015