Form 10-K
period 2016-01-02
Avery Dennison Corp
filed 2016-02-24
CIK 8818

Use these links to rapidly review the document

2015 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

         The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 4, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $5,661,989,013.

         Number of shares of common stock, $1 par value, outstanding as of January 30, 2016, the end of the registrant's most recent fiscal month: 89,430,815.

         The following documents are incorporated by reference into the Parts of this Form 10-K below indicated:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended January 2, 2016	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 2016	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2015 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.        BUSINESS

Company Background

        Avery Dennison Corporation ("Avery Dennison," the "Company," "Registrant," or "Issuer," which are generally referred to as "we" or "us") was incorporated in Delaware in 1977 as Avery International Corporation, the successor corporation to a California corporation of the same name that had been incorporated in 1946. In 1990, we merged one of our subsidiaries into Dennison Manufacturing Company ("Dennison"), as a result of which Dennison became our wholly-owned subsidiary and in connection with which our name was changed to Avery Dennison Corporation. You can learn more about us by visiting our website at www.averydennison.com. Our website address provided in this Form 10-K is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference into this report.

Business Overview and Reportable Segments

        Our businesses include the production of pressure-sensitive materials and a variety of tickets, tags, labels and other converted products. Some pressure-sensitive materials are sold to label printers and converters that "convert" the materials into labels and other products through embossing, printing, stamping and die-cutting. Some materials are sold by us in converted form as tapes and reflective sheeting. We also manufacture and sell a variety of other converted products and items not involving pressure-sensitive components, such as fasteners, tickets, tags, radio-frequency identification ("RFID") inlays and tags, and imprinting equipment and related services, which we market to retailers, apparel manufacturers, and brand owners.

        Our reportable segments in 2015 were:

  •
  Pressure-sensitive Materials ("PSM");

  •
  Retail Branding and Information Solutions ("RBIS"); and

  •
  Vancive Medical Technologies™ ("Vancive").

        In 2015, the PSM and RBIS segments contributed approximately 73% and 26%, respectively, of our total sales.

        In 2015, international operations constituted a substantial majority of our business, representing approximately 74% of our sales. As of January 2, 2016, we operated approximately 180 manufacturing and distribution facilities worldwide and had operations in over 50 countries.

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

        In the RBIS segment, our primary competitors include Checkpoint Systems, Inc., R-pac International Corporation, and SML Group Limited. We believe that our global distribution network, reliable service, product quality and consistency, and ability to serve customers consistently with comprehensive solutions wherever they manufacture are the key advantages in maintaining and further developing our competitive position.

Vancive Medical Technologies Segment

        Our Vancive segment is a leader in the development of innovative technologies for medical applications and manufactures an array of pressure-sensitive adhesive materials and products that address the needs of medical device manufacturers, clinicians, and patients for surgical, wound care, ostomy, electromedical, and wearable device applications. Vancive's recent advances include the development of BeneHoldTM CHG adhesive, a proprietary adhesive technology providing sustained antimicrobial performance for up to seven days. It can be used in multiple applications in which prevention of infection is a requirement, including vascular access cover dressings.

        Vancive competes with a variety of specialized medical products providers ranging from start-ups to multinational companies. We believe that entry of competitors into the medical solutions business is limited by capital and technical requirements. We believe that our ability to serve our customers with quality, cost-effective and innovative products are among the more significant factors in developing our competitive position.

Segment Financial Information

        Certain financial information on our reporting segments for fiscal years 2015, 2014, and 2013 appears in Note 15, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2015 Annual Report to Shareholders (our "2015 Annual Report") and is incorporated herein by reference.

Foreign Operations

        Certain financial information about our sales by geographic area for fiscal years 2015, 2014, and 2013 appears in Note 15, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2015 Annual Report and is incorporated herein by reference.

Working Capital

        Certain financial information about our working capital for fiscal years 2015, 2014, and 2013 appears in the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7) and is incorporated herein by reference.

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

        Our expenses for research and development were $91.9 million in 2015, $102.5 million in 2014, and $96 million in 2013.

Patents, Trademarks and Licenses

        The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, and Fasson. We believe these trademarks are strong in the market segments in which our products compete.

Manufacturing and Environmental Matters

        We use various raw materials – primarily paper, plastic films and resins, as well as specialty chemicals purchased from various commercial and industrial sources – that are subject to price fluctuations. Although shortages can occur from time to time, these raw materials are generally available.

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

Available Information

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after electronic filing with or furnishing to the SEC. We also make available on our website our (i) Amended and Restated Certificate of Incorporation, (ii) Amended and Restated Bylaws, (iii) Corporate Governance Guidelines, (iv) Code of Conduct, which applies to our directors, officers and employees, (v) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (vi) charters of the Audit and Finance, Compensation and Executive Personnel, and Governance and Social Responsibility Committees of our Board of Directors, and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge in print to stockholders who request them by writing to: Corporate Secretary, Avery Dennison Corporation, 207 Goode Avenue, Glendale, California 91203.

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

The demand for our products is impacted by the effects of, and changes in, worldwide economic, political and market conditions, which could have a material adverse effect on our business.

        In 2015, approximately 74% of our sales were from international operations. We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

        Macroeconomic developments such as continued slower growth in China and parts of South America, the ongoing restructuring efforts relating to European sovereign and other debt obligations, the weakening of local economies in which we operate and uncertainty in the global credit or financial markets leading to the loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates, such as the recent decline in the value of the euro and Chinese yuan (renminbi). These declines could result in a variety of negative effects, including lower revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles.

        In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as the ongoing significant civil, political and economic disturbances in places like Russia, Ukraine, Syria, Iraq and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have material adverse effects on our business. We are not able to predict the duration and severity of adverse economic, political or market conditions in the U.S. or other countries.

We are affected by competitive conditions and customer preferences. If we do not compete effectively, we could lose market share or reduce selling prices to maintain market share, which could materially adversely affect our business.

        We are at risk that our competitors, which include certain of our distributors, will expand in our key market segments and implement new technologies, enhancing their competitive position relative to ours. Competitors also may be able to offer additional products, services, lower prices, or other incentives that we cannot or would not offer or that would make our products less profitable. There can be no assurance that we will be able to compete successfully against current or future competitors.

        We also are at risk to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in our incentive programs, or changes in the customer's ability to achieve incentive targets. Changes in customers' preferences for our products can also affect the demand for our products. Decline in demand for our products could have a material adverse effect on our business.

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or pass on raw material and labor costs. Raw material cost increases could materially adversely affect our business.

        The environment for raw materials used in our businesses could become challenging and volatile, impacting availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor and energy have occurred in the past, and could recur. In addition, we are subject to rules adopted by the SEC pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure concerning the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries ("Conflict Mineral Rules"). In an effort to verify our products as "conflict-free," we could make alternative sourcing and supply decisions for materials used in certain of our products, which could materially adversely affect our pricing terms, particularly if suppliers incur significant additional costs and expenses in making the determinations required to conduct this verification process or if the number of suppliers offering minerals identified as "conflict free" is limited. Our performance depends in part on our ability to pass on cost increases for raw materials to customers by raising the selling prices for our products and our ability to improve productivity. Depending on market dynamics and the terms of customer contracts, our ability to recover any increased costs of complying with conflict minerals disclosure requirements or obtaining raw materials from third party suppliers may be limited.

        Also, it is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. We may experience supply chain interruptions due to natural and other disasters or other events, or our existing relationships with suppliers could be terminated in the future. Any such disruption to our supply chain could have a material adverse effect on our sales and profitability, and any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business.

Because our products are sold by third parties, our business depends in part on the financial health of these parties.

        Our products are sold not only by us, but also by third-party distributors as well. Some of our distributors also market products that compete with our products. Changes in the financial or business conditions, including economic weakness, market trends or industry consolidation, or the purchasing decisions of these third parties or their customers could materially adversely affect our business.

We outsource some of our manufacturing. If there are significant changes in the quality control or financial or business condition of these outsourced manufacturers, our business could be negatively impacted.

        We manufacture most of our products, but we also occasionally use third-party manufacturers for specialty jobs or capacity overflow. Outsourcing manufacturing reduces our ability to prevent product quality issues, late deliveries, customer dissatisfaction and noncompliance with customer requirements for labor standards. Because of possible quality issues and customer dissatisfaction, deficiencies in the performance of outsourced manufacturers could have a material adverse effect on our business.

Our operations and activities outside of the U.S. may subject us to risks different from and potentially greater than those associated with our domestic operations.

        A substantial portion of our employees and assets are located outside of the U.S. and, for the year ended January 2, 2016, approximately 74% of our sales were generated from customers located outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face with respect to our domestic operations, including our less extensive knowledge of and relationships with contractors, suppliers, distributors and customers in certain of these markets; changes in foreign political, regulatory and economic conditions, including nationally, regionally and locally; materially adverse effects of changes in exchange rates for foreign currencies; challenges with respect to the repatriation of foreign earnings; challenges of complying with a wide variety of foreign laws and regulations, including those relating to sales, corporate governance, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to regulate our international operations and monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, including the United Kingdom's Bribery Act of 2010; differences in lending practices; challenges of complying with applicable export and import control laws and regulations; and differences in languages, cultures and time zones.

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

        There are occasions when we experience product quality issues resulting from defective materials, manufacturing, packaging or design. Many of these issues are discovered before shipping, causing delays in shipping, delays in the manufacturing process, and occasionally cancelled orders. When issues are discovered after shipment, they may result in additional shipping costs, discounts, refunds, or loss of future sales. Both pre-shipping and post-shipping quality issues could have material adverse effects on our business and negatively impact our reputation.

        Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments and penalties that could have a material adverse effect on our business, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace and the value of our brands. We also could be required to recall and possibly discontinue the sale of potentially defective or unsafe products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims are subject to a deductible or could be excluded under the terms of the policy.

Changes in our business strategies may increase our costs and could affect the profitability of our businesses.

        As our business environment changes, we may need to adjust our business strategies or restructure our operations or particular businesses. In 2015, we announced a new multi-year plan for our RBIS segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market market strategy, optimize management efficiencies and consolidate our manufacturing footprint. In addition, we have initiated restructuring and investment actions across our businesses designed to increase profitability. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or unprofitable. For example, in the fourth quarter of 2015, we made the decision to exit one of our anticipated growth platforms in the Vancive segment in order to refocus our efforts on more profitable strategic alternatives. We cannot provide assurance that we will achieve the intended results of any of our business strategies, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.

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

If we are unable to develop and successfully market new products and applications, we could compromise our competitive position.

        The timely introduction of new products and improvements in current products helps determine our success. Many of our current products are the result of our research and development efforts. Our research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries. Additionally, we focus on research projects related to RFID in our RBIS segment and medical technologies in Vancive, for both of which we hold and license a number of patents. However, research and development is complex and uncertain, requiring innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or end users or we could suffer delays in the production or launch of new products that may not lead to the recovery of our research and development expenditures and, as a result, could compromise our competitive position.

Miscalculation of our infrastructure needs could have a material adverse effect on our business.

        We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate. For example, in September 2015, we completed an expansion of our manufacturing facility located in Kunshan, China and added a new coater to meet our projected demand for pressure-sensitive tapes in China. Our investment in the Kunshan facility and other infrastructure investments generally are long-term in nature, and it is possible that these investments may not generate the expected return due to changes in the marketplace, failures to complete implementation, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.

Our future profitability may be materially adversely affected if we generate less productivity improvement than projected.

        We engage in restructuring actions intended to reduce our costs and increase efficiencies across our business segments. We intend to continue efforts to reduce costs in our operations, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. The success of these efforts is not assured and lower levels of productivity could reduce profitability. In addition, cost reduction actions could expose us to production risk, loss of sales and employee turnover.

Foreign currency exchange rates, and fluctuations in those rates, may materially adversely affect our business.

        With approximately 74% of our sales for the fiscal year ending January 2, 2016 arising from foreign sales, we are subject to fluctuations in foreign currencies, such as the euro, the Chinese yuan (renminbi), and the British pound, which can cause transaction, translation and other losses, and could negatively impact our sales and profitability. Margins on sales of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.

        We monitor our foreign currency exposures and may, from time to time, use hedging instruments to mitigate transactional exposure to changes in foreign currencies. The effectiveness of our hedges in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and we may incur significant losses from hedging activities due to factors such as demand volatility and currency fluctuations.

        Additionally, concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for countries in the Eurozone could lead individual countries to revert, or threaten to revert, to their former local currencies, potentially dislocating the euro. If this were to occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued, the cost of raw materials or our manufacturing operations could substantially increase, and the demand and pricing for our products could be materially adversely affected. Furthermore, if it were to become necessary for us to conduct business in additional currencies, we could be subject to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

We have acquired companies and may continue to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and personnel.

        To grow our product lines and expand into new markets, we have made acquisitions in the past and may do so in the future. Various risks, uncertainties, and costs are associated with acquisitions. Effective integration of systems, controls, objectives, personnel, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve, and the results of integration actions are uncertain, particularly given our geographically dispersed organization. In addition, we may not be able to retain key personnel of an acquired company or successfully execute integration strategies and achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and those of the acquired company or companies may suffer due to uncertainty or diversion of management attention. There can be no assurance that any acquisitions will be successful and contribute to our profitability and we may not be able to identify or execute new acquisition opportunities in the future.

Divestures of any of our businesses or product lines could have a material adverse effect on our business.

        We continually evaluate the performance of our businesses and may determine to sell a business or product line. While we believe these divestures are in the best interests of our long-term strategy, they may result in significant write-offs or impairments of assets, including goodwill and other intangible assets. For example, we completed the sale of certain of our assets and liabilities associated with a product line in our RBIS segment in May 2015 at a loss and incurred impairment charges as well as exit costs, including costs associated with severance payments. Any future divestitures we undertake may also involve additional risks, including separation of operations, products and personnel, diversion of management attention, disruption to our other businesses and loss of key employees. We may not successfully manage these or other risks we may confront in divesting a business or product line, which could have a material adverse effect on our business.

Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.

        Although we have processes to administer credit granted to customers and believe our allowance for doubtful accounts is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect certain accounts receivable. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments occur, our inability to collect on our accounts receivable from major customers could substantially reduce our cash flows and income and have a material adverse effect on our business.

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

        We are subject to regular examinations of our income tax returns by various tax authorities. We regularly assess the likelihood of material adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. In addition, tax enforcement has become increasingly aggressive in recent years, including recent actions by the European Commission related to disallowed state aid, with increased focus on transfer pricing and intercompany documentation. Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts, and circumstances existing at the time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may materially adversely impact our effective tax rate and have a material adverse effect on our business.

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

        In 2015, approximately 74% of our sales were generated from customers located outside of the U.S., and a substantial portion of our assets and employees were located outside of the U.S. While we are taxed by local authorities on earnings from these sales, we have not accrued U.S. income taxes or foreign withholding taxes on unrepatriated earnings for most non-U.S. subsidiaries because we intend to indefinitely reinvest in the operations of those subsidiaries. Our results of operations and cash flows from operating activities may be materially adversely affected if tax rules regarding unrepatriated earnings change, if changes in our domestic cash needs require us to repatriate foreign earnings for which no tax provisions have been made, or if the U.S. international tax rules change as part of comprehensive tax reform or other tax legislation.

Significant disruption to the information technology infrastructure that stores our information could materially adversely affect our business.

        We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our global business. Like other information technology systems, ours is susceptible to a number of risks including, but not limited to, damage or interruptions resulting from a variety of causes such as obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, or other malicious attacks and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. We have implemented measures to mitigate our risk related to system and network disruptions, but if a disruption were to occur, we could incur significant losses and remediation costs that could have a material adverse effect on our business. Additionally, we rely on services provided by third-party vendors for a significant portion of our information technology support, development and implementation, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.

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

        Any such breach or attack could compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, impair our ability to conduct business, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses. If personal information of our customers or employees were misappropriated, our reputation with our customers and employees could be injured, resulting in loss of business or morale, and we could incur costs to compensate our customers or employees or pay damages or fines as a result of litigation or regulatory actions arising out of any such incident.

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

For us to remain competitive, it is important to recruit and retain our key management and highly-skilled employees. We also utilize various outsourcing arrangements for certain services, and related delays, resource availability, or errors by these service providers may lead to increased costs or disruption in our business.

        There is significant competition to recruit and retain key management and highly-skilled employees. In particular, due to expansion to additional geographies and our ongoing productivity efforts and recent employee restructuring actions, it may be difficult for us to recruit and retain sufficient numbers of highly-skilled employees. We may also be unable to recruit and retain key management and highly-skilled employees if we do not offer market-competitive employment and compensation terms. If we fail to recruit or retain our key management or sufficient numbers of highly-skilled employees, we could experience disruption in our businesses and difficulties managing our operations and implementing our business strategy.

        Executive succession planning is also important to our long-term success. For example, we experienced several recent key management changes, including the appointments of a Chief Operating Officer during 2014 and a new Chief Financial Officer during 2015. While we believe we have appropriate succession procedures in place, any failure to ensure effective transfer of knowledge and smooth transitions involving any of our key management or other highly-skilled employees could hinder our strategic planning and execution.

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

Our share price may be volatile.

        Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which has at times experienced, and may in the future experience, substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including our financial performance on a standalone basis and relative to our peers and competitors, as well as market expectations of our future performance, the level of perceived growth of our industries, and other company-specific factors, can also materially adversely affect our share price. There can be no assurance that our stock price will not be volatile in the future.

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

        In 2015, our average variable-rate borrowings were approximately $175 million. Increases in short-term interest rates would directly impact the amount of interest we pay. An assumed 40 basis point move in interest rates affecting our variable-rate borrowings (10% of our weighted-average interest rate on floating rate debt) would have increased interest expense by approximately $.7 million on variable-rate borrowings in 2015. Fluctuations in interest rates can increase borrowing costs and have a material adverse effect on our business.

        In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, in December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point for the first time since 2006. While it is unclear whether this action suggests a change in previous monetary policy positions, including but not limited to an elimination of quantitative easing over time, any such change or market expectation of such change may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness, and negatively impact the market price of our common stock.

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

        In order to provide capital for the operation of our business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of preferred or common stock, convertible debt securities and/or warrants. Any of these issuances could result in a material increase in the number of shares of common stock outstanding, which would dilute the ownership interests of our existing common shareholders. In addition, any new securities could contain provisions, such as priorities on distributions and voting rights, that could materially adversely affect the value of our existing common stock.

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

        Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment annually (or more frequently if impairment indicators are present). We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors. Goodwill valuations have been calculated primarily using an income approach based on the present value of projected future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events could result in goodwill impairment charges in the future. Impairment charges could substantially affect our business in the periods in which they are made.

Unfavorable developments in legal proceedings, investigations and other legal, compliance and regulatory matters, could impact us in a materially adverse manner.

        Our financial results could be materially adversely affected by an unfavorable outcome to pending or future litigation and investigations, and other legal, compliance and regulatory matters. See "Legal Proceedings" (Part I, Item 3).

        In addition, the requirements set forth in the Conflict Mineral Rules required us to undertake due diligence efforts that are expected to continue into the future. We expect to continue incurring costs associated with complying with these disclosure requirements, including for conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of these verification activities. We have identified products in certain businesses in our RBIS and Vancive segments that include metals and minerals subject to the Conflict Mineral Rules. Our due diligence efforts to verify the origins of these metals and minerals are ongoing. Our reputation may be harmed if we are not able to sufficiently verify the origins for the minerals and metals used in our products.

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

        We are subject to national, state, provincial and/or local environmental, health, and safety laws and regulations in the U.S. and abroad, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities, impact our production capabilities, limit our ability to sell, expand or acquire facilities, and have a material adverse effect on our business. Environmental and product content and product safety laws and regulations can be complex and change often. We have accrued liabilities for the environmental clean-up of certain sites, including sites for which U.S. governmental agencies have designated us as a potentially responsible party, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. See "Legal Proceedings" (Part I, Item 3). However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites and other sites that could be identified for cleanup in the future could be higher than the liabilities accrued.

We are subject to governmental export and import control laws and regulations in certain jurisdictions where we do business that could subject us to liability or impair our ability to compete in these markets.

        Certain of our products are subject to export control laws and regulations and may be exported only with an export license or through an applicable export license exception. If we fail to comply with export licensing, customs regulations, economic sanctions or other laws, we could be subject to substantial civil or criminal penalties, including economic sanctions against us, incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be materially adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time consuming and expensive and could result in the delay or loss of sales opportunities.

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

        Because our products involve complex technology and chemistry, we are involved from time to time in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. If we were held liable for infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products. There can be no assurance that licenses would be available on commercially reasonable terms or at all. The defense of these claims, whether or not meritorious, or the development of new technologies could cause us to incur significant costs and divert the attention of management.

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

        During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the "ACA") were signed into law in the U.S. Certain of the provisions that could most significantly increase our healthcare costs in the near term include the removal of annual plan limits, the changes in rules regarding eligibility for dependents and the mandate that health plans cover 100% of preventative care. In addition, our healthcare costs could increase if we are required to cover more employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. The complexities and ramifications of the ACA are significant and being implemented through a phased approach that is expected to continue over the next several years.

        As a result of political, economic and regulatory influences, scrutiny of the healthcare delivery system in the United States can be expected to continue at both the state and federal levels. For example, since its enactment, there have been several changes to the ACA and the law is likely to continue to evolve during the course of its implementation. As a result, the effects of health care reform and the resulting impact on our operations are not fully known. Any changes to our healthcare cost structure could have a material adverse effect on our business.

Item 1B.        UNRESOLVED STAFF COMMENTS

        None.

Item 2.        PROPERTIES

        As of January 2, 2016, we operated manufacturing facilities in excess of 100,000 square feet in the locations listed below:

Pressure-sensitive Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield, and Lowell, Indiana; Fairport Harbor, Mentor, and Painesville, Ohio; and Quakertown, Pennsylvania
Foreign	Turnhout, Belgium; Vinhedo, Brazil; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; Bangi, Malaysia; and Cramlington, United Kingdom

Retail Branding and Information Solutions Segment

Domestic	Lenoir, North Carolina and Miamisburg, Ohio
Foreign	Nansha, Panyu, and Suzhou, China and Ancarano, Italy

        In addition to the manufacturing facilities described above, our other principal facilities include our corporate headquarters in Glendale, California, and our divisional offices located in Westborough, Massachusetts; Mentor, Ohio; Kunshan, China; and Oegstgeest, the Netherlands.

        We own all of the principal properties identified above, except for the following facilities, which are leased: Vinhedo, Brazil; Glendale, California; Panyu, China; Rodange, Luxembourg; Westborough, Massachusetts; Mentor, Ohio; and Oegstgeest, the Netherlands.

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

Item 3.        LEGAL PROCEEDINGS

        As of January 2, 2016, we have been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at thirteen waste disposal or waste recycling sites, which are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of the sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

        As of January 2, 2016, our estimated accrued liability associated with environmental remediation was $17.7 million.

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

        See also Note 8, "Contingencies," in the Notes to Consolidated Financial Statements of our 2015 Annual Report, which is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The information called for by Item 201 of Regulation S-K appears under "Corporate Information – Stock and Dividend Data" in our 2015 Annual Report and is incorporated herein by reference. We did not sell any unregistered securities during the fourth quarter of 2015.

(b)
Not applicable.

(c)
Repurchases of Equity Securities by Issuer

        Repurchases by us or our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the fourth quarter of 2015 are listed in the following table.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)

October 4, 2015 – October 31, 2015	283.5	$59.93	283.5
November 1, 2015 – November 28, 2015	828.0	64.70	828.0
November 29, 2015 – January 2, 2016	826.6	64.32	826.6

Total	1,938.1	$63.84	1,938.1	$367.2

(1)
The periods shown are our fiscal periods during the thirteen-week quarter ended January 2, 2016.
(2)
Shares in thousands.
(3)
On December 4, 2014, our Board of Directors authorized the repurchase of shares of our common stock in the aggregate amount of up to $500 million (exclusive of any fees, commissions or other expenses related to such purchases), in addition to any outstanding shares authorized under any previous Board authorization. This authorization is the only one currently in effect and will remain in effect until the shares authorized thereby have been repurchased.
(4)
Dollars in millions.

        Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

Item 6.        SELECTED FINANCIAL DATA

        Selected financial data for each of our last five fiscal years appears under "Five-year Summary" in our 2015 Annual Report and is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information called for by this Item is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report and incorporated herein by reference.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item is contained under "Market-Sensitive Instruments and Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report and incorporated herein by reference.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this Item is contained in our 2015 Annual Report (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and incorporated herein by reference.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.        CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2016. (See Management's Report on Internal Control Over Financial Reporting in our 2015 Annual Report, which is incorporated herein by reference.)

        Management's assessment of the effectiveness of our internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2015 Annual Report, which is also incorporated herein by reference.

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

Item 9B.        OTHER INFORMATION

        None.

 PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 28, 2016 (our "2016 Proxy Statement"), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers called for by this Item appears, in part, on the next page of this report, and is also incorporated by reference from our 2016 Proxy Statement. The information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our 2016 Proxy Statement.

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

        The information called for by this Item concerning our Audit and Finance Committee is incorporated by reference from our 2016 Proxy Statement.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

Name	Age	Served as Executive Officer since	Former Positions within Past Five Years / Prior Offices with Avery Dennison
Dean A. Scarborough	60	August 1997	2010-2014	Chairman, President and
Chairman and				Chief Executive Officer
Chief Executive Officer			2005-2010	President and Chief Executive Officer
			2000-2005	President and Chief Operating Officer
Mitchell R. Butier	44	March 2007	2014-2015	President, Chief Operating Officer and
President and				Chief Financial Officer
Chief Operating Officer			2010-2014	Senior Vice President and
Chief Financial Officer
			2007-2010	Vice President, Global Finance and
Chief Accounting Officer
			2004-2006	Vice President, Finance, Retail Branding
and Information Solutions
Anne L. Bramman	48	March 2015	2011-2015	Senior Vice President and
Senior Vice President and				Chief Financial Officer,
Chief Financial Officer				Carnival Cruise Line
			2008-2011	Senior Vice President and
Chief Financial Officer, Henri Bendel
Lori J. Bondar	55	June 2010	2008-2010	Vice President and Controller
Vice President, Controller and
Chief Accounting Officer
Georges Gravanis	58	May 2015	2010-2015	Vice President and General Manager,
President, Materials Group				Materials Group Asia Pacific
			2006-2010	Vice President of Sales,
Roll Materials Europe
			2004-2006	Vice President and General Manager,
Roll Materials Europe Southern Region
Anne Hill	56	May 2007
Senior Vice President and
Chief Human Resources Officer
Susan C. Miller	56	March 2008	2008-2009	Senior Vice President and
Senior Vice President,				General Counsel
General Counsel and Secretary			2007-2008	Vice President and General Counsel
			1998-2006	Assistant General Counsel

(1)
Officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.

Item 11.        EXECUTIVE COMPENSATION

        The information called for by this Item is incorporated by reference from our 2016 Proxy Statement.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this Item is incorporated by reference from our 2016 Proxy Statement.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this Item is incorporated by reference from our 2016 Proxy Statement.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this Item is incorporated by reference from our 2016 Proxy Statement.

 PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)   Financial Statements, Financial Statement Schedule and Exhibits

    (1)
    Financial statements filed as part of this report are listed on the accompanying Index to Financial Statements.

    (2)
    All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

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

Dated: February 24, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Dean A. Scarborough Dean A. Scarborough	Chairman and Chief Executive Officer	February 24, 2016
/s/ Anne L. Bramman Anne L. Bramman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2016
/s/ Lori J. Bondar Lori J. Bondar	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2016

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Anne L. Bramman and Susan C. Miller, and each of them, with full power of substitution, his or her true and lawful attorney-in-fact to act for him or her in any and all capacities, to sign this Annual Report on Form 10-K and any or all amendments or supplements thereto, and to file each of the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully, to all intents and purposes, as he or she could do in person, hereby ratifying and confirming all that said attorneys-in-fact or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Bradley A. Alford Bradley A. Alford	Director	February 24, 2016
/s/ Anthony K. Anderson Anthony K. Anderson	Director	February 24, 2016
/s/ Peter K. Barker Peter K. Barker	Director	February 24, 2016
/s/ Ken C. Hicks Ken C. Hicks	Director	February 24, 2016
/s/ David E. I. Pyott David E. I. Pyott	Director	February 24, 2016
/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 24, 2016
/s/ Julia A. Stewart Julia A. Stewart	Director	February 24, 2016
/s/ Martha N. Sullivan Martha N. Sullivan	Director	February 24, 2016

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS

Data incorporated by reference from the attached portions of the 2015 Annual Report to Shareholders of Avery Dennison Corporation:

Consolidated Financial Statements:
Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015
Consolidated Statements of Income for 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for 2015, 2014 and 2013
Consolidated Statements of Shareholders' Equity for 2015, 2014 and 2013
Consolidated Statements of Cash Flows for 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

        Except for the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements, Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report that is expressly incorporated herein by reference, our 2015 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

S-1

AVERY DENNISON CORPORATION

EXHIBIT INDEX

For the Year Ended January 2, 2016

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
2.1	Purchase Agreement, dated as of January 29, 2013, by and among CCL Industries, Inc. ("CCL"), a corporation organized under the laws of Canada, those subsidiaries of CCL to be designated pursuant to Section 5.8 thereof, Registrant, and those subsidiaries of Registrant listed in Annex A thereof	2.1	Current Report on Form 8-K, filed January 30, 2013
2.2	Amendment to Purchase Agreement, dated as of July 1, 2013, by and between Registrant and CCL	2.1	Current Report on Form 8-K, filed July 1, 2013
3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011
3.1(ii)	Amended and Restated Bylaws, effective as of October 22, 2015	3.1(ii)	Current Report on Form 10-Q, filed November 3, 2015
4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the "1991 Indenture")	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991
4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the "Supplemental Indenture")	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993
4.3	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series C" under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995
4.4	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series D" under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed December 16, 1996

i

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
4.5	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee ("2001 Indenture")	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001
4.6	Officers' Certificate establishing two series of Securities entitled "4.875% Notes due 2013" and "6.000% Notes due 2033" under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003
4.7	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003
4.8	Indenture, dated as of September 25, 2007, among Avery Dennison Office Products Company ("ADOPC"), Registrant and The Bank of New York Trust Company, N.A., as Trustee ("Bank of NY")	99.1	Current Report on Form 8-K, filed October 1, 2007
4.9	Form of 6.625% Guaranteed Notes due 2017	99.1	Current Report on Form 8-K, filed October 1, 2007
4.10	Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed November 20, 2007
4.11	First Supplemental Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3	Current Report on Form 8-K, filed November 20, 2007
4.12	Second Supplemental Indenture, dated as of April 13, 2010, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 13, 2010
4.13	Form of 5.375% Senior Notes due 2020	4.3	Current Report on Form 8-K, filed April 13, 2010
4.14	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013
4.15	Form of 3.35% Senior Notes due 2023	4.3	Current Report on Form 8-K, filed April 8, 2013
10.1	Amended and Restated Credit Agreement, dated as of February 8, 2008, among ADOPC, Registrant, Bank of America, N.A. and Banc of America Securities LLC and JP Morgan Securities Inc. ("ADOPC Credit Agreement")	10.1	Quarterly Report on Form 10-Q, filed August 7, 2008

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.2	Second Amendment, dated as of January 23, 2009, to ADOPC Credit Agreement	99.4	Current Report on Form 8-K, filed January 27, 2009
10.3	Third Amended and Restated Credit Agreement, dated as of October 3, 2014, by and among Registrant, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party thereto	10.1	Current Report on Form 8-K, filed October 3, 2014
10.4*	Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982
10.5*	Amended and Restated Supplemental Executive Retirement Plan ("SERP")	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.6*	Letter of Grant to D.A. Scarborough under SERP	10.11.2.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.7*	Letter Agreement with D.A. Scarborough regarding SERP benefits	10.11.2.1	Current Report on Form 8-K, filed December 15, 2010
10.8*	Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995
10.9*	Amended and Restated Retirement Plan for Directors	10.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003
10.10*	Amended and Restated Director Equity Plan ("Director Plan")	10.15.1	Current Report on Form 8-K, filed December 11, 2008
10.11*	Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004
10.12*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan ("EVDCP")	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995
10.13*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.14*	Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995
10.15*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.16*	Amended and Restated Stock Option and Incentive Plan ("Equity Plan")	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012
10.17*	First Amendment to Equity Plan	10.20	2014 Annual Report on Form 10-K, filed February 25, 2015
10.18*	Forms of NQSO Agreement under Equity Plan	10.19.5	2007 Annual Report on Form 10-K, filed February 27, 2008
10.19*	Forms of Equity Agreements under Equity Plan	10.19.6	Current Report on Form 8-K, filed April 30, 2008
10.20*	Forms of Equity Agreements under Equity Plan	10.10.19.9	Current Report on Form 8-K, filed December 11, 2008
10.21*	Additional Forms of Equity Agreements under Equity Plan	10.19.10	Current Report on Form 8-K/A, filed December 11, 2008
10.22*	Senior Executive Annual Incentive Plan	A	2014 Proxy Statement on Schedule 14A, filed March 7, 2014
10.23*	Annual Incentive Plan	10.26	2014 Annual Report on Form 10-K, filed February 25, 2015
10.24*	Complete Restatement and Amendment of Executive Deferred Retirement Plan ("EDRP")	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995
10.25*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.26*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002
10.27*	2005 Executive Variable Deferred Retirement Plan, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013
10.28*	Benefit Restoration Plan, amended and restated ("BRP")	10.32.1	Current Report on Form 8-K/A, filed December 11, 2008
10.29*	First Amendment to BRP	10.32.1	2010 Annual Report on Form 10-K, filed February 28, 2011
10.30*	Amended and Restated Capital Accumulation Plan ("CAP")	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000
10.31*	Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000
10.32*	Key Executive Change of Control Severance Plan	10.35	Quarterly Report on Form 10-Q, filed May 10, 2011
10.33*	Executive Severance Plan	10.36	Quarterly Report on Form 10-Q, filed May 10, 2011

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.34*	Long-Term Incentive Unit Plan	10.43	2012 Annual Report on Form 10-K, filed February 27, 2013
10.35*	Form of Restricted Stock Unit Agreement	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014
10.36*	Form of Performance Unit Agreement	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014
10.37*	Form of Market-Leveraged Stock Unit Agreement	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014
10.38*	Form of Long-Term Incentive Unit Agreement	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014
10.39*	Form of Performance Long-Term Incentive Unit Agreement	10.42	2013 Annual Report on Form 10-K, filed February 26, 2014
10.40*	Form of Director Restricted Stock Unit Agreement	10.43	2013 Annual Report on Form 10-K, filed February 26, 2014
10.41*	Offer Letter to Anne Bramman	10.46	2014 Annual Report on Form 10-K, filed February 25, 2015
10.42*	Offer Letter to Georges Gravanis	10.1	Quarterly Report on Form 10-Q, filed May 5, 2015
12†	Computation of Ratio of Earnings to Fixed Charges	N/A	N/A
13†	Portions of Annual Report to Shareholders for fiscal year ended January 2, 2016	N/A	N/A
21†	List of Subsidiaries	N/A	N/A
23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A
24†	Power of Attorney (see Signatures – Power of Attorney)	N/A	N/A
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

v

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
101INS	XBRL Instance Filing	N/A	N/A
101SCH	XBRL Extension Schema Filing	N/A	N/A
101CAL	XBRL Extension Calculation Linkbase Filing	N/A	N/A
101LAB	XBRL Extension Label Linkbase Filing	N/A	N/A
101PRE	XBRL Extension Presentation Linkbase Filing	N/A	N/A
101DEF	XBRL Extension Definition Linkbase Filing	N/A	N/A

(1)
Unless otherwise noted, the File Number for all filings is File No. 1-7685.
*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†
Filed herewith.