Form 10-Q
period 2016-04-02
Avery Dennison Corp
filed 2016-05-03
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016.

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

Number of shares of $1 par value common stock outstanding as of April 30, 2016: 89,175,966

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2016 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; fluctuations in currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; integration of acquisitions and completion of potential dispositions; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; protection and infringement of intellectual property; changes in political conditions; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)	April 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$169.6	$158.8
Trade accounts receivable, less allowances of $33.9 and $31.5 at April 2, 2016 and January 2, 2016, respectively	1,019.1	964.7
Inventories, net	519.5	478.7
Assets held for sale	2.5	2.5
Other current assets	176.7	170.7
Total current assets	1,887.4	1,775.4
Property, plant and equipment	2,639.2	2,599.9
Accumulated depreciation	(1,791.3)	(1,752.0)
Property, plant and equipment, net	847.9	847.9
Goodwill	695.1	686.2
Other intangibles resulting from business acquisitions, net	41.3	45.8
Non-current deferred income taxes	381.8	372.2
Other assets	395.9	406.2
	$4,249.4	$4,133.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$264.9	$95.3
Accounts payable	836.9	814.6
Other current liabilities	492.4	549.2
Total current liabilities	1,594.2	1,459.1
Long-term debt and capital leases	963.3	963.6
Long-term retirement benefits and other liabilities	612.1	637.4
Non-current deferred and payable income taxes	111.5	107.9
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized — 400,000,000 shares at April 2, 2016 and January 2, 2016; issued — 124,126,624 shares at April 2, 2016 and January 2, 2016; outstanding — 89,276,441 shares and 89,967,697 shares at April 2, 2016 and January 2, 2016, respectively	124.1	124.1
Capital in excess of par value	828.7	834.0
Retained earnings	2,329.7	2,277.6
Treasury stock at cost, 34,850,183 shares and 34,158,927 shares at April 2, 2016 and January 2, 2016, respectively	(1,653.0)	(1,587.0)
Accumulated other comprehensive loss	(661.2)	(683.0)
Total shareholders’ equity	968.3	965.7
	$4,249.4	$4,133.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 2, 2016	April 4, 2015
Net sales	$1,485.5	$1,528.0
Cost of products sold	1,062.9	1,098.0
Gross profit	422.6	430.0
Marketing, general and administrative expense	278.2	300.4
Interest expense	15.3	15.3
Other expense, net	5.6	14.3
Income before taxes	123.5	100.0
Provision for income taxes	33.9	28.1
Net income	$89.6	$71.9

Per share amounts:
Net income per common share	$1.00	$.79
Net income per common share, assuming dilution	$.98	$.78
Dividends per common share	$.37	$.35

Weighted average number of shares outstanding:
Common shares	89.4	90.6
Common shares, assuming dilution	91.1	92.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Net income	$89.6	$71.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	18.9	(72.0)
Pension and other postretirement benefits	4.2	5.4
Cash flow hedges	(1.3)	(.7)
Other comprehensive income (loss), net of tax	21.8	(67.3)
Total comprehensive income, net of tax	$111.4	$4.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Operating Activities
Net income	$89.6	$71.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	29.0	33.2
Amortization	15.3	16.1
Provision for doubtful accounts and sales returns	11.2	14.8
Net losses from asset impairments and sales/disposals of assets	.6	1.1
Stock-based compensation	7.5	7.4
Other non-cash expense and loss	12.8	13.6
Changes in assets and liabilities and other adjustments	(172.3)	(153.5)
Net cash (used in) provided by operating activities	(6.3)	4.6

Investing Activities
Purchases of property, plant and equipment	(25.2)	(25.3)
Purchases of software and other deferred charges	(2.0)	(1.4)
Proceeds from sales of property, plant and equipment	.1	2.8
Purchases of investments, net	(3.8)	(.4)
Net cash used in investing activities	(30.9)	(24.3)

Financing Activities
Net increase in borrowings (maturities of 90 days or less)	169.4	64.2
Payments of debt (maturities longer than 90 days)	(.5)	(.2)
Dividends paid	(33.0)	(31.8)
Share repurchases	(95.6)	(33.8)
Proceeds from exercises of stock options, net	16.0	16.0
Other	(9.2)	(8.4)
Net cash provided by financing activities	47.1	6.0

Effect of foreign currency translation on cash balances	.9	(4.5)
Increase (decrease) in cash and cash equivalents	10.8	(18.2)
Cash and cash equivalents, beginning of year	158.8	207.2
Cash and cash equivalents, end of period	$169.6	$189.0

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The unaudited Condensed Consolidated Financial Statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2015 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. The accompanying unaudited Condensed Consolidated Financial Statements include normal recurring adjustments necessary for a fair statement of our interim results.  Interim results of operations are not necessarily indicative of future results.

Fiscal Periods

The first quarters of 2016 and 2015 consisted of thirteen-week periods ending April 2, 2016 and April 4, 2015, respectively.

Note 2.  Prior Period Financial Statement Revision

In 2015, we determined that certain of our benefit plans (that were frozen between 1994 and 2003) were not properly accounted for since their inception between 1984 and 1988. This resulted in an understatement of long-term retirement benefits and other liabilities and the cumulative historical expenses related to these benefit plans.  Additionally, we identified certain liquid short-term bank drafts with maturities greater than 90 days that were improperly classified as cash and cash equivalents instead of other current assets, which resulted in an overstatement of operating cash flows, and tax effects related to certain foreign pension plans that were not properly accounted for on our consolidated financial statements.

We assessed the materiality of these errors on our financial statements for prior periods in accordance with United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods.  However, the aggregate amount of the prior period revisions of approximately $24 million would have been material to our  Consolidated Statements of Income in the period that the errors were identified. Consequently, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these errors for all prior periods presented by revising the unaudited Condensed Consolidated Financial Statements and other financial information included herein. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable. Periods not presented herein will be revised, as applicable, in future filings.

The effects of this revision on our unaudited Condensed Consolidated Statements of Income were as follows:

	Three Months Ended April 4, 2015
(In millions)	As Previously Reported	Adjustment	As Revised
Marketing, general and administrative expense	$300.9	$(.5)	$300.4
Income before taxes	99.5	.5	100.0
Provision for income taxes	27.9	.2	28.1
Net income	71.6	.3	71.9
Per share amounts:
Net income per common share	$.79	$–	$.79
Net income per common share, assuming dilution	.77	.01	.78

Avery Dennison Corporation

The effects of the revision on our unaudited Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended April 4, 2015
(In millions)	As Previously Reported	Adjustment	As Revised
Net income	$71.6	$.3	$71.9
Foreign currency translation	(72.1)	.1	(72.0)
Pension and other postretirement benefits	6.4	(1.0)	5.4
Other comprehensive loss, net of tax	(66.4)	(.9)	(67.3)
Total comprehensive income, net of tax	5.2	(.6)	4.6

The effects of the revision on our unaudited Condensed Consolidated Statements of Cash Flows were as follows:

	Three Months Ended April 4, 2015
(In millions)	As Previously Reported	Adjustment	As Revised
Net cash (used in) provided by operating activities	$8.3	$(3.7)	$4.6
Increase (decrease) in cash and cash equivalents	(14.5)	(3.7)	(18.2)
Cash and cash equivalents, beginning of year	227.0	(19.8)	207.2
Cash and cash equivalents, end of period	212.5	(23.5)	189.0

Note 3.  Inventories

Net inventories consisted of:

(In millions)	April 2, 2016	January 2, 2016
Raw materials	$197.9	$180.5
Work-in-progress	155.5	143.0
Finished goods	166.1	155.2
Inventories, net	$519.5	$478.7

Note 4.  Goodwill

Changes in the net carrying amount of goodwill for the three months ended April 2, 2016, by reportable segment, were as follows:

(In millions)	Pressure-sensitive Materials	Retail Branding and Information Solutions	Total
Goodwill as of January 2, 2016	$277.9	$408.3	$686.2
Translation adjustments	6.6	2.3	8.9
Goodwill as of April 2, 2016	$284.5	$410.6	$695.1

The carrying amounts of goodwill at April 2, 2016 and January 2, 2016 were net of accumulated impairment losses of $820 million, which were included in our Retail Branding and Information Solutions (“RBIS”) reportable segment.

There was no goodwill associated with our Vancive Medical Technologies reportable segment.

Note 5.  Debt and Capital Leases

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.28 billion at April 2, 2016 and $1.08 billion at January 2, 2016.  Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Avery Dennison Corporation

Our $700 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of April 2, 2016 and January 2, 2016, we were in compliance with our financial covenants.

In March 2016, we entered into an agreement with three commercial paper dealers to establish a Euro-Commercial Paper Program pursuant to which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. Proceeds from issuances under this program may be used for general corporate purposes. The maturities of the notes may vary, but may not exceed 364 days from the date of issuance. Our payment obligations with respect to any notes issued under this program are backed by the Revolver. There are no financial covenants under this program. As of April 2, 2016, there were no balances outstanding under this program.

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

In December 2015, we offered eligible former employees who are vested participants in our Avery Dennison Pension Plan the opportunity to receive their benefits immediately as either a lump-sum payment or an annuity, rather than waiting until they are retirement eligible under the terms of the plan. Based on the acceptances we received to this offer, approximately $70 million of pension obligation related to this plan is expected to be settled out of existing plan assets during the second quarter of 2016.  We anticipate a one-time non-cash pre-tax charge of approximately $40 million related to this settlement, subject to pension asset and liability valuations on the settlement date.  No additional contributions to the plan are required for this settlement.

The following table sets forth the components of net periodic benefit cost (credit) for our defined benefit plans:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	April 2, 2016		April 4, 2015		April 2, 2016	April 4, 2015
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.4	$.1	$3.7	$–	$–
Interest cost	9.8	4.1	11.2	4.5	.1	.1
Expected return on plan assets	(11.4)	(5.3)	(12.9)	(5.5)	–	–
Recognized net actuarial loss	4.4	1.8	5.1	2.5	.5	.6
Amortization of prior service cost (credit)	.3	(.1)	.3	(.1)	(.8)	(.8)
Net periodic benefit cost (credit)	$3.2	$3.9	$3.8	$5.1	$(.2)	$(.1)

Note 7.  Research and Development

Research and development expense was $22.3 million and $25.6 million for the three months ended April 2, 2016 and April 4, 2015, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation

Equity Awards

Stock-based compensation expense was $7.5 million and $7.4 million for the three months ended April 2, 2016 and April 4, 2015, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of April 2, 2016, we had approximately $52 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average period of approximately three years.

Avery Dennison Corporation

Cash Awards

Compensation expense related to long-term incentive units was $9.5 million and $5.2 million for the three months ended April 2, 2016 and April 4, 2015, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 9.  Cost Reduction Actions

2015/2016 Actions

During the three months ended April 2, 2016, we recorded $5.7 million in restructuring charges related to restructuring actions initiated during the third quarter of 2015 that we expect to continue through 2016 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 65 positions, lease cancellation costs, and asset impairment charges.

During fiscal year 2015, we recorded $26.1 million in restructuring charges, net of reversals, related to our 2015/2016 Actions. These charges consisted of severance and related costs for the reduction of approximately 430 positions, lease cancellation costs, and asset impairment charges.

No employees impacted by our 2015/2016 Actions taken through April 2, 2016 remained employed with us as of such date. We expect charges and payments related to these actions to be substantially completed in 2016.

2014/2015 Actions

During fiscal year 2015, we recorded $33.4 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 that continued through the second quarter of 2015 (“2014/2015 Actions”).  These charges consisted of severance and related costs for the reduction of approximately 605 positions, lease cancellation costs, and asset impairment charges.

Approximately 85 employees impacted by our 2014/2015 Actions remained employed with us as of April 2, 2016. We expect charges and payments related to these actions to be substantially completed in 2016.

Accruals for severance and related costs and lease cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets.  Restructuring charges were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

During the three months ended April 2, 2016, restructuring charges and payments were as follows:

(In millions)	Accrual at January 2, 2016	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at April 2, 2016
2015/2016 Actions
Severance and related costs	$8.4	$5.3	$(10.9)	$–	$.2	$3.0
Asset impairment charges	–	.1	–	(.1)	–	–
Lease cancellation costs	.2	.3	(.2)	–	–	.3

2014/2015 Actions
Severance and related costs	4.8	–	(1.6)	–	–	3.2

Prior actions
Severance and related costs	.7	(.1)	–	–	–	.6
Total	$14.1	$5.6	$(12.7)	$(.1)	$.2	$7.1

Avery Dennison Corporation

The table below shows the total amount of restructuring charges incurred by reportable segment and Corporate:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Restructuring charges by reportable segment and Corporate
Pressure-sensitive Materials	$2.1	$7.3
Retail Branding and Information Solutions	3.4	3.4
Vancive Medical Technologies	.1	1.1
Corporate	–	2.1
Total	$5.6	$13.9

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

As of April 2, 2016, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $2.6 million and $1.37 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and designate foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the fair value and balance sheet locations of derivatives as of April 2, 2016:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$6.3	Other current liabilities	$8.7
Commodity contracts	Other current assets	–	Other current liabilities	.6
		$6.3		$9.3

The following table provides the fair value and balance sheet locations of derivatives as of January 2, 2016:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$5.6	Other current liabilities	$4.5
Commodity contracts	Other current assets	–	Other current liabilities	.7
		$5.6		$5.2

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings, resulting in no material net impact to income.

The following table provides the components of net gains (losses) recognized in income related to fair value hedge contracts. The corresponding gains or losses on the underlying hedged items approximated the net gains (losses) on these fair value hedge contracts.

		Three Months Ended
(In millions)	Location of Net Gains (Losses) in Income	April 2, 2016	April 4, 2015
Foreign exchange contracts	Cost of products sold	$1.0	$1.4
Foreign exchange contracts	Marketing, general and administrative expense	(4.5)	11.7
		$(3.5)	$13.1

Avery Dennison Corporation

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Foreign exchange contracts	$(1.5)	$1.5
Commodity contracts	(.2)	(.5)
	$(1.7)	$1.0

The amount of gain or loss recognized in income related to the ineffective portion of, and the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was not material for the three months ended April 2, 2016 and April 4, 2015, respectively.

As of April 2, 2016, we expected a net loss of approximately $4 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Note 11.  Taxes Based on Income

The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Income before taxes	$123.5	$100.0
Provision for income taxes	33.9	28.1
Effective tax rate	27.4%	28.1%

The effective tax rate for the three months ended April 2, 2016 and April 4, 2015 included $2.6 million and $3.3 million, respectively, of a discrete tax benefit due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.  Additionally, the effective tax rate for the three months ended April 4, 2015 included $1.6 million of a net benefit related to changes in the effective tax rates in certain foreign municipalities.

The effective tax rate for the three months ended April 2, 2016 compared to the same period last year reflects a decrease in tax expense related to favorable changes in the geographic mix of income before taxes and certain tax reserves.

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $9 million, primarily as a result of closing tax years.

Avery Dennison Corporation

Note 12.  Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended
(In millions, except per share amounts)	April 2, 2016	April 4, 2015
(A) Net income available to common shareholders	$89.6	$71.9
(B) Weighted average number of common shares outstanding	89.4	90.6
Dilutive shares (additional common shares issuable under stock-based awards)	1.7	1.8
(C) Weighted average number of common shares outstanding, assuming dilution	91.1	92.4
Net income per common share (A) ÷ (B)	$1.00	$.79
Net income per common share, assuming dilution (A) ÷ (C)	$.98	$.78

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled approximately .5 million shares and 1 million shares for the three months ended April 2, 2016 and April 4, 2015, respectively.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 2, 2016 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2016	$(158.9)	$(521.6)	$(2.5)	$(683.0)
Other comprehensive income (loss) before reclassifications, net of tax	18.9	–	(1.3)	17.6
Reclassifications to net income, net of tax	–	4.2	–	4.2
Net current-period other comprehensive income (loss), net of tax	18.9	4.2	(1.3)	21.8
Balance as of April 2, 2016	$(140.0)	$(517.4)	$(3.8)	$(661.2)

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 4, 2015 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 3, 2015	$(19.9)	$(525.6)	$–	$(545.5)
Other comprehensive loss before reclassifications, net of tax	(72.0)	(1.0)	–	(73.0)
Reclassifications to net income, net of tax	–	6.4	(.7)	5.7
Net current-period other comprehensive (loss) income, net of tax	(72.0)	5.4	(.7)	(67.3)
Balance as of April 4, 2015	$(91.9)	$(520.2)	$(.7)	$(612.8)

Avery Dennison Corporation

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net income were as follows:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$.3	$1.5	Cost of products sold
Commodity contracts	(.3)	(.5)	Cost of products sold
	–	1.0	Total before tax
	–	(.3)	Provision for income taxes
	–	.7	Net of tax
Pension and other postretirement benefits(1)	(6.1)	(7.6)
	1.9	1.2	Provision for income taxes
	(4.2)	(6.4)	Net of tax
Total reclassifications for the period	$(4.2)	$(5.7)	Total, net of tax

(1) See Note 6, “Pension and Other Postretirement Benefits,” for more information.

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Pension and other postretirement benefits	$1.9	$2.2
Cash flow hedges	(.4)	(.3)
Income tax expense allocated to components of other comprehensive income	$1.5	$1.9

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of April 2, 2016:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$21.7	$14.9	$6.8	$–
Derivative assets	6.3	–	6.3	–
Bank drafts	14.1	14.1	–	–

Liabilities
Derivative liabilities	$9.3	$.6	$8.7	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 2, 2016:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.9	$11.3	$6.6	$–
Derivative assets	5.6	–	5.6	–
Bank drafts	24.8	24.8	–	–

Liabilities
Derivative liabilities	$5.2	$.7	$4.5	$–

Avery Dennison Corporation

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of April 2, 2016, trading securities of $.2 million and $21.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  As of January 2, 2016, trading securities of $.3 million and $17.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than 90 days) are valued at face value due to the short-term nature of these instruments and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.

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

Environmental

As of April 2, 2016, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of the sites has been agreed upon.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

We have accrued liabilities for sites where it is probable that a loss or cost will be incurred and the amount of loss or cost can be reasonably estimated.  These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors.  Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate these sites could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses.  If information were to become available that allowed us to reasonably estimate a range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our environmental liabilities accordingly.  In addition, we may be identified as a PRP at additional sites in the future.  The range of expenses for remediation of any future-identified sites would be addressed as they arise; until then, a range of expenses for such remediation cannot be determined.

The activity for the three months ended April 2, 2016 related to our environmental liabilities was as follows:

(In millions)
Balance at January 2, 2016	$17.7
Charges (reversals), net	1.5
Payments	(1.9)
Balance at April 2, 2016	$17.3

As of April 2, 2016 and January 2, 2016, approximately $10 million and $7 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, respectively.

Avery Dennison Corporation

Note 16.  Segment Information

Financial information by reportable segment is set forth below:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,092.0	$1,120.6
Retail Branding and Information Solutions	378.1	388.1
Vancive Medical Technologies	15.4	19.3
Net sales to unaffiliated customers	$1,485.5	$1,528.0
Intersegment sales
Pressure-sensitive Materials	$16.7	$15.7
Retail Branding and Information Solutions	.6	.6
Vancive Medical Technologies	.2	1.6
Intersegment sales	$17.5	$17.9
Income before taxes
Pressure-sensitive Materials	$138.5	$122.9
Retail Branding and Information Solutions	26.1	19.2
Vancive Medical Technologies	(.9)	(2.1)
Corporate expense	(24.9)	(24.7)
Interest expense	(15.3)	(15.3)
Income before taxes	$123.5	$100.0
Other expense, net by reportable segment
Pressure-sensitive Materials	$2.1	$5.6
Retail Branding and Information Solutions	3.4	5.5
Vancive Medical Technologies	.1	1.1
Corporate	–	2.1
Other expense, net	$5.6	$14.3
Other expense, net by type
Restructuring charges:
Severance and related costs	$5.2	$13.5
Asset impairment charges and lease cancellation costs	.4	.4
Other items:
Impairment charges on assets held for sale	–	2.0
Legal settlement	–	(.5)
Gain on sale of asset	–	(1.7)
Divestiture-related costs	–	.6
Other expense, net	$5.6	$14.3

Note 17.  Recent Accounting Requirements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. We are currently assessing the timing of our adoption and the impact of this standard on our financial position, results of operations, cash flows, and disclosures.

In March 2016, the FASB issued guidance on accounting for leases that requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. This guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective approach is required for adoption with respect to all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We are currently assessing the impact of this standard on our financial position, results of operations, cash flows, and disclosures.

Avery Dennison Corporation

In July 2015, the FASB amended guidance to simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. We elected to early adopt this amended guidance in the first quarter of 2016 prospectively. The adoption did not have an impact on our financial position, results of operations, cash flows, or disclosures.

In August 2014, the FASB issued a new standard that requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Under this new standard, substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued.  If applicable, certain disclosures are required, including management’s plans to mitigate those relevant conditions or events to alleviate the substantial doubt.  This standard is effective for annual periods and interim periods within those annual periods ending after December 15, 2016.  Early adoption is permitted. We do not expect that adoption of this standard will have any impact on our financial position, results of operations, cash flows, or disclosures.

In May 2014, and in subsequent updates, the FASB issued revised guidance on revenue recognition. This revised guidance provides a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This revised guidance will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This revised guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This revised guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and can be applied retrospectively either to each prior reporting period presented or with the cumulative effect of adoption recognized at the date of initial application. Early adoption is permitted for fiscal periods beginning after December 15, 2016. Based on the information we have evaluated to date, we do not anticipate that the adoption of this revised guidance will have a significant impact on our financial position, results of operations, or cash flows.

Note 18.  Subsequent Event

In April 2016, we entered into an agreement to acquire the European business of MACtac from Platinum Equity for a purchase price of €200 million, including assumed debt. The purchase price is subject to adjustment in accordance with the terms of the agreement. The acquisition is expected to close within three months, subject to customary conditions and regulatory approvals in certain jurisdictions.

Avery Dennison Corporation

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, provides management’s views on our financial condition and results of operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto, and includes the following sections:

Non-GAAP Financial Measures	17
Overview and Outlook	18
Analysis of Results of Operations for the First Quarter	20
Results of Operations by Reportable Segment for the First Quarter	22
Financial Condition	24
Recent Accounting Requirements	27

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

Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions.  By excluding the accounting effects, both positive and negative, of certain items, we believe that we are providing meaningful supplemental information to facilitate an understanding of our core operating results and liquidity measures.  These non-GAAP financial measures are used internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period.  While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

We use the following non-GAAP financial measures in this MD&A:

•  Organic sales change refers to the increase or decrease in sales excluding the estimated impact of currency translation, product line exits, acquisitions and divestitures, and, where applicable, the extra week in a fiscal year.  The estimated impact of currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of currency fluctuations.  We believe organic sales change assists investors in evaluating the underlying sales growth from the ongoing activities of our businesses and provides improved comparability of results period to period.

•  Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments. We believe that this non-GAAP financial measure assists investors by showing the amount of cash we have available for discretionary debt reductions, dividends, share repurchases, and acquisitions.

•  Operational working capital refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as current assets and current liabilities of held-for-sale businesses.  We use this non-GAAP financial measure to assess our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and that may increase the volatility of working capital as a percentage of sales from period to period.  Additionally, the excluded items are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect the underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Prior Period Financial Statement Revision

Certain prior period amounts have been revised to reflect the impact of certain adjustments. Refer to Note 2, “Prior Period Financial Statement Revision,” to the unaudited Condensed Consolidated Financial Statements for more information.

Net Sales

Three Months Ended
April 2, 2016
Estimated change in net sales due to
Organic sales change	4%
Foreign currency translation	(6)
Product line divestiture	(1)
Reported sales change	(3)%

In the first quarter of 2016, net sales increased on an organic basis primarily due to higher volume.

Net Income

Net income increased approximately $18 million in the first quarter of 2016 compared to the same period last year. Major factors affecting net income in the first three months of 2016 included:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Higher volume

•                  Lower restructuring charges

Offsetting factors:

•                  Higher employee-related costs

•                  Unfavorable geographic mix

•                  Foreign currency translation

Cost Reduction Actions

2015/2016 Actions

During the three months ended April 2, 2016, we recorded $5.7 million in restructuring charges related to restructuring actions initiated during the third quarter of 2015 that we expect to continue through 2016 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 65 positions, lease cancellation costs, and asset impairment charges.

During fiscal year 2015, we recorded $26.1 million in restructuring charges, net of reversals, related to our 2015/2016 Actions. These charges consisted of severance and related costs for the reduction of approximately 430 positions, lease cancellation costs, and asset impairment charges.

No employees impacted by our 2015/2016 Actions taken through April 2, 2016 remained employed with us as of such date. We expect charges and payments related to these actions to be substantially completed in 2016.

2014/2015 Actions

During fiscal year 2015, we recorded $33.4 million in restructuring charges, net of reversals, related to restructuring actions we initiated in 2014 that continued through the second quarter of 2015 (“2014/2015 Actions”). These charges consisted of severance and related costs for the reduction of approximately 605 positions, lease cancellation costs, and asset impairment charges.

Approximately 85 employees impacted by our 2014/2015 Actions remained employed with us as of April 2, 2016. We expect charges and payments related to these actions to be substantially completed in 2016.

Impact of Cost Reduction Actions

In 2016, we expect to realize approximately $75 million in savings, net of transition costs, from our 2015/2016 Actions and 2014/2015 Actions.  We anticipate carryover savings from these actions in 2017.

Restructuring charges are included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Pending Acquisition

In April 2016, we entered into an agreement to acquire the European business of MACtac (“MACtac”) from Platinum Equity for a purchase price of €200 million, including assumed debt. The purchase price is subject to adjustment in accordance with the terms of the agreement. The acquisition is expected to close within three months, subject to customary conditions and regulatory approvals in certain jurisdictions.

Free Cash Flow

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Net cash (used in) provided by operating activities	$(6.3)	$4.6
Purchases of property, plant and equipment	(25.2)	(25.3)
Purchases of software and other deferred charges	(2.0)	(1.4)
Proceeds from sales of property, plant and equipment	.1	2.8
Purchases of investments, net	(3.8)	(.4)
Free cash flow	$(37.2)	$(19.7)

Free cash flow in the first three months of 2016 decreased compared to the same period last year primarily due to higher incentive compensation payments and operational working capital, partially offset by higher net income.

Outlook

Certain factors that we believe may contribute to results for 2016 are described below:

•	We expect organic sales growth of 3% to 4.5% and increased earnings.
•	Based on currency rates in effect during April 2016, we expect currency translation to reduce net sales by approximately 2% and reduce pre-tax income by approximately $15 million.
•	If our acquisition of MACtac closes with expected timing, we anticipate the acquisition will increase full year reported net sales by approximately 1% with an immaterial impact on net income.
•	We expect to fund the acquisition of MACtac with cash and existing credit facilities.
•	We expect our full year effective tax rate to be in the low to mid-thirty percent range.
•	We anticipate capital and software expenditures of approximately $200 million.
•	We estimate cash restructuring charges of approximately $25 million.
•	We anticipate a one-time non-cash pre-tax charge of approximately $40 million to settle certain U.S. pension obligations, subject to pension asset and liability valuations on the settlement date.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER

Income Before Taxes

	Three Months Ended
(In millions, except percentages)	April 2, 2016	April 4, 2015
Net sales	$1,485.5	$1,528.0
Cost of products sold	1,062.9	1,098.0
Gross profit	422.6	430.0
Marketing, general and administrative expense	278.2	300.4
Interest expense	15.3	15.3
Other expense, net	5.6	14.3
Income before taxes	$123.5	$100.0

As a Percentage of Sales
Gross profit	28.4%	28.1%

Gross Profit Margin

Gross profit margin for the first quarter of 2016 increased compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, and higher volume, partially offset by geographic mix and higher employee-related costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first quarter of 2016 compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, and the impact of currency, partially offset by higher employee-related costs.

Other Expense, net

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Other expense, net by type
Restructuring charges:
Severance and related costs	$5.2	$13.5
Asset impairment charges and lease cancellation costs	.4	.4
Other items:
Impairment charges on assets held for sale	–	2.0
Legal settlement	–	(.5)
Gain on sale of asset	–	(1.7)
Divestiture-related costs	–	.6
Other expense, net	$5.6	$14.3

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding charges associated with restructuring.

Net Income and Earnings per Share

	Three Months Ended
(Dollars in millions, except per share amounts)	April 2, 2016	April 4, 2015
Income before taxes	$123.5	$100.0
Provision for income taxes	33.9	28.1
Net income	$89.6	$71.9
Net income per common share	$1.00	$.79
Net income per common share, assuming dilution	.98	.78

Effective tax rate	27.4%	28.1%

Avery Dennison Corporation

Provision for Income Taxes

The effective tax rate for the three months ended April 2, 2016 and April 4, 2015 included $2.6 million and $3.3 million, respectively, of a discrete tax benefit due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.  Additionally, the effective tax rate for the three months ended April 4, 2015 included $1.6 million of a net benefit related to changes in the effective tax rates in certain foreign municipalities.

The effective tax rate for the three months ended April 2, 2016 compared to the same period last year reflects a decrease in tax expense related to favorable changes in the geographic mix of income before taxes and certain tax reserves.

Our effective tax rate can vary widely from quarter to quarter due to interim reporting requirements, the recognition of discrete events, and the timing of repatriation of foreign earnings.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER

Operating income refers to income before interest and taxes.

Pressure-sensitive Materials

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Net sales including intersegment sales	$1,108.7	$1,136.3
Less intersegment sales	(16.7)	(15.7)
Net sales	$1,092.0	$1,120.6
Operating income(1)	138.5	122.9

(1) Included costs associated with restructuring in both quarters and a gain on sale of an asset in 2015.	$2.1	$5.6

Net Sales

Three Months Ended
April 2, 2016
Estimated change in sales due to
Organic sales change	4%
Foreign currency translation	(7)
Reported sales change	(3)%

In the first quarter of 2016, sales increased on an organic basis primarily due to higher volume. Sales increased on an organic basis at a high-single digit rate in emerging markets and at low-single digit rates in both North America and Western Europe.

In the first quarter of 2016, sales increased on an organic basis at a mid-single digit rate for the Materials product group and decreased at a mid-single digit rate for the Performance Tapes product group.

Operating Income

Operating income increased in the first quarter of 2016 compared to the same period last year due to benefits from productivity initiatives, including savings from restructuring, net of transition costs, and higher volume, partially offset by higher employee-related costs, the unfavorable impact of foreign currency translation, and geographic mix.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Net sales including intersegment sales	$378.7	$388.7
Less intersegment sales	(.6)	(.6)
Net sales	$378.1	$388.1
Operating income(1)	26.1	19.2

(1) Included costs associated with restructuring in both quarters and impairment charges on assets held for sale, a legal settlement, and divestiture-related costs in 2015.	$3.4	$5.5

Net Sales

Three Months Ended
April 2, 2016
Estimated change in sales due to
Organic sales change	4%
Foreign currency translation	(3)
Product line divestiture	(4)
Reported sales change	(3)%

In the first quarter of 2016, sales increased on an organic basis primarily due to higher volume, largely related to sales of radio-frequency identification products.

Avery Dennison Corporation

Operating Income

Operating income increased in the first quarter of 2016 primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the net impact of volume and product mix, partially offset by higher employee-related costs and the net impact of pricing and raw material input costs.

Vancive Medical Technologies

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Net sales including intersegment sales	$15.6	$20.9
Less intersegment sales	(.2)	(1.6)
Net sales	$15.4	$19.3
Operating loss(1)	(.9)	(2.1)

(1) Included costs associated with restructuring in both quarters.	$.1	$1.1

Net Sales

Three Months Ended
April 2, 2016
Estimated change in sales due to
Organic sales change	(18)%
Foreign currency translation	(2)
Reported sales change	(20)%

In the first quarter of 2016, sales decreased on an organic basis primarily due to lower volume.

Operating Loss

Operating loss decreased in the first quarter of 2016 compared to the same period last year primarily due to a reduction in operating costs, partially offset by lower volume.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Cash Flow from Operating Activities

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Net income	$89.6	$71.9
Depreciation and amortization	44.3	49.3
Provision for doubtful accounts and sales returns	11.2	14.8
Net losses from asset impairments and sales/disposals of assets	.6	1.1
Stock-based compensation	7.5	7.4
Other non-cash expense and loss	12.8	13.6
Changes in assets and liabilities and other adjustments	(172.3)	(153.5)
Net cash (used in) provided by operating activities	$(6.3)	$4.6

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first three months of 2016, cash flow from operating activities decreased compared to the same period last year primarily due to higher incentive compensation payments and operational working capital, partially offset by higher net income.

Cash Flow from Investing Activities

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Purchases of property, plant and equipment	$(25.2)	$(25.3)
Purchases of software and other deferred charges	(2.0)	(1.4)
Proceeds from sales of property, plant and equipment	.1	2.8
Purchases of investments, net	(3.8)	(.4)
Net cash used in investing activities	$(30.9)	$(24.3)

Capital and Software Spending

During the first three months of 2016 and 2015, we invested in new equipment to support growth, primarily in Asia, and to improve manufacturing productivity.

Cash Flow from Financing Activities

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Net increase in borrowings (maturities of 90 days or less)	$169.4	$64.2
Payments of debt (maturities longer than 90 days)	(.5)	(.2)
Dividends paid	(33.0)	(31.8)
Share repurchases	(95.6)	(33.8)
Proceeds from exercises of stock options, net	16.0	16.0
Other	(9.2)	(8.4)
Net cash provided by financing activities	$47.1	$6.0

Borrowings and Repayment of Debt

Given the seasonality of our cash flow, during the first three months of 2016 and 2015, our commercial paper borrowings were used mainly to fund share repurchase activity, dividend payments, and capital expenditures.

Dividend Payments

We paid dividends of $.37 per share in the first three months of 2016 compared to $.35 per share in the same period last year. In April 2016, we increased our quarterly dividend to $.41 per share, representing an 11% increase from our previous dividend rate of $.37 per share.

Avery Dennison Corporation

Share Repurchases

During the first three months of 2016, we repurchased approximately 1.5 million shares of our common stock at an aggregate cost of $95.6 million. During the first three months of 2015, we repurchased approximately .6 million shares of our common stock at an aggregate cost of $33.8 million.

As of April 2, 2016, approximately $272 million remained authorized for repurchase under our outstanding board authorization.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the three months ended April 2, 2016, goodwill increased by approximately $9 million to $695 million as result of the impact of foreign currency translation.

In the three months ended April 2, 2016, other intangibles resulting from business acquisitions, net, decreased by approximately $5 million to $41 million, which primarily reflected current year amortization expense.

Refer to Note 4, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the three months ended April 2, 2016, other assets decreased by approximately $10 million to $396 million, which reflected amortization expense related to software and other deferred charges, net of purchases, as well as the impact of foreign currency translation.

Shareholders’ Equity Accounts

In the three months ended April 2, 2016, the balance of our shareholders’ equity increased by approximately $3 million to $968 million, which primarily reflected net income, the use of treasury shares to settle exercises of stock options and vesting of stock-based awards and fund contributions to our U.S. defined contribution plan, and the favorable impact of foreign currency translation. These increases were largely offset by share repurchases and dividend payments.

Impact of Foreign Currency Translation

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Change in net sales	$(83)	$(106)
Change in net income	(6)	(7)

International operations generated approximately 73% of our net sales during the three months ended April 2, 2016.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first three months of 2016 compared to the same period last year was primarily related to euro-denominated sales, as well as sales in Brazil.

Effect of Foreign Currency Transactions

The impact on net income from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold.  In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate.

Analysis of Selected Financial Ratios

We utilize the financial ratios discussed below to assess our financial condition and operating performance.

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities and net assets held for sale), as a percentage of annualized net sales, improved in the first three months of 2016 compared to the same period last year, primarily due to the decrease in current deferred taxes as a result of the prospective adoption of accounting guidance to classify deferred taxes as non-current in the fourth quarter of 2015. This decrease was partially offset by increases in trade accounts receivable and inventories.

Avery Dennison Corporation

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Three Months Ended
(Dollars in millions)	April 2, 2016	April 4, 2015
(A) Working capital	$290.7	$362.2
Reconciling items:
Cash and cash equivalents	(169.6)	(189.0)
Current deferred and refundable income taxes and other current assets	(176.7)	(260.5)
Short-term borrowings and current portion of long-term debt and capital leases	264.9	265.7
Current deferred and payable income taxes and other current accrued liabilities	492.4	493.4
(B) Operational working capital	$701.7	$671.8
(C) Annualized net sales (quarter sales, multiplied by four)	$5,942.0	$6,112.0
Working capital, as a percentage of annualized net sales (A) ÷ (C)	4.9%	5.9%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	11.8%	11.0%

Accounts Receivable Ratio

The average number of days sales outstanding was 63 in the first three months of 2016 compared to 59 in the first three months of 2015. The average number of days outstanding was calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the quarter.  The increase in the average number of days sales outstanding from the prior year primarily reflected the impact of foreign currency translation and the timing of collections.

Inventory Ratio

Average inventory turnover decreased to 8.2 in the first three months of 2016 from 8.6 in the first three months of 2015. The average inventory turnover was calculated using the annualized cost of sales (quarterly cost of sales, multiplied by four) divided by the inventory balance at quarter-end.  The decrease in the current year average inventory turnover primarily reflected the impact of foreign currency translation.

Accounts Payable Ratio

The average number of days payable outstanding was 72 in the first three months of 2016 compared to 68 in the first three months of 2015. The average number of days payable outstanding was calculated using the accounts payable balance at quarter-end divided by the average daily cost of products sold for the quarter. The increase in average number of days payable outstanding from the prior year primarily reflected the impact of foreign currency translation and the timing of vendor payments.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At April 2, 2016, we had cash and cash equivalents of $169.6 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At April 2, 2016, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings. However, if we were to repatriate incremental foreign earnings, we may be subject to additional taxes in the U.S.

Our Revolver is used as a back-up facility for our commercial paper program and can be used to finance other corporate requirements. The Revolver matures on October 3, 2019.  The maturity date may be extended for additional one-year periods under certain circumstances.  The commitments under the Revolver may be increased by up to $325 million, subject to lender approval and other customary requirements.  As of April 2, 2016, there was no balance outstanding under the Revolver.  Refer to Note 5, “Debt and Capital Leases,” to the unaudited Condensed Consolidated Financial Statements for more information.

In March 2016, we entered into an agreement with three commercial paper dealers to establish a Euro-Commercial Paper Program pursuant to which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. Proceeds from issuances under this program may be used for general corporate purposes. The maturities of the notes may vary, but may not exceed 364 days from the date of issuance. Our payment obligations with respect to any notes issued under this program are backed

Avery Dennison Corporation

by the Revolver. There are no financial covenants under this program. As of April 2, 2016, there were no balances outstanding under this program.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

In April 2016, we entered into an agreement to acquire MACtac from Platinum Equity for a purchase price of €200 million, including assumed debt. The purchase price is subject to adjustment in accordance with the terms of the agreement. We expect to fund the acquisition of MACtac with cash and existing credit facilities.

Capital from Debt

Our total debt increased by approximately $169 million in the first three months of 2016 to $1.23 billion, primarily reflecting an increase in commercial paper borrowings used to fund share repurchase activity, dividend payments, and capital expenditures given the seasonality of our cash flow during the first three months of the year, as well as an increase in short-term borrowings to support operational requirements.

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

RECENT ACCOUNTING REQUIREMENTS

Refer to Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

Changes in Internal Control Over Financial Reporting

We periodically assess our internal control environment.  During 2014, we began a phased implementation of a new transactional system in our RBIS segment that is expected to continue through 2018. Processes affected by this implementation include, among other things, order management, pricing, shipping, general accounting and planning. Where appropriate, we are reviewing related internal controls and making changes. Other than this implementation, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Avery Dennison Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the first quarter of 2016 are listed in the following table.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
January 3, 2016 – January 30, 2016	612.7	$60.17	612.7
January 31, 2016 – February 27, 2016	495.4	62.38	495.4
February 28, 2015 – April 2, 2016	404.6	68.85	404.6
Total	1,512.7	$63.22	1,512.7	$271.6

(1)	The periods shown are our fiscal periods during the thirteen-week quarter ended April 2, 2016.
(2)	Shares in thousands.
(3)

On December 4, 2014, our Board of Directors authorized the repurchase of shares of our common stock in the aggregate amount of up to $500 million (exclusive of any fees, commissions or other expenses related to such purchases), in addition to any outstanding shares authorized under any previous Board authorization. This is the only authorization currently in effect and it will remain in effect until the shares authorized thereby have been repurchased.

(4)	Dollars in millions.

Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Avery Dennison Corporation

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 10.1*†	Offer Letter to Dean A. Scarborough
Exhibit 10.2*†	Offer Letter to Mitchell R. Butier
Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

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

May 3, 2016