Form 10-Q
period 2016-07-02
Avery Dennison Corp
filed 2016-08-02
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016.

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

Number of shares of $1 par value common stock outstanding as of July 30, 2016: 88,857,084

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2016 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, and subsequent quarterly reports on Form 10-Q, and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; fluctuations in currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; integration of acquisitions and completion of potential dispositions; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; changes in governmental laws and regulations; protection and infringement of intellectual property; changes in political conditions; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	July 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$216.1	$158.8
Trade accounts receivable, less allowances of $34.2 and $31.5 at July 2, 2016 and January 2, 2016, respectively	1,028.3	964.7
Inventories, net	524.1	478.7
Assets held for sale	4.4	2.5
Other current assets	169.6	170.7
Total current assets	1,942.5	1,775.4
Property, plant and equipment	2,600.8	2,599.9
Accumulated depreciation	(1,762.1)	(1,752.0)
Property, plant and equipment, net	838.7	847.9
Goodwill	691.0	686.2
Other intangibles resulting from business acquisitions, net	36.4	45.8
Non-current deferred income taxes	390.4	372.2
Other assets	395.8	406.2
	$4,294.8	$4,133.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$199.0	$95.3
Accounts payable	867.9	814.6
Other current liabilities	525.3	549.2
Total current liabilities	1,592.2	1,459.1
Long-term debt and capital leases	962.9	963.6
Long-term retirement benefits and other liabilities	674.5	637.4
Non-current deferred and payable income taxes	108.7	107.9
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized — 400,000,000 shares at July 2, 2016 and January 2, 2016; issued — 124,126,624 shares at July 2, 2016 and January 2, 2016; outstanding — 88,927,397 shares and 89,967,697 shares at July 2, 2016 and January 2, 2016, respectively	124.1	124.1
Capital in excess of par value	834.4	834.0
Retained earnings	2,385.5	2,277.6
Treasury stock at cost, 35,199,227 shares and 34,158,927 shares at July 2, 2016 and January 2, 2016, respectively	(1,698.7)	(1,587.0)
Accumulated other comprehensive loss	(688.8)	(683.0)
Total shareholders’ equity	956.5	965.7
	$4,294.8	$4,133.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$1,541.5	$1,516.0	$3,027.0	$3,044.0
Cost of products sold	1,107.4	1,098.4	2,170.3	2,196.4
Gross profit	434.1	417.6	856.7	847.6
Marketing, general and administrative expense	269.2	273.3	547.4	573.7
Interest expense	15.4	15.3	30.7	30.6
Other expense, net	50.2	27.7	55.8	42.0
Income from continuing operations before taxes	99.3	101.3	222.8	201.3
Provision for income taxes	19.3	36.6	53.2	64.7
Income from continuing operations	80.0	64.7	169.6	136.6
Loss from discontinued operations	–	(1.0)	–	(1.0)
Net income	$80.0	$63.7	$169.6	$135.6

Per share amounts:
Net income (loss) per common share:
Continuing operations	$.90	$.71	$1.90	$1.50
Discontinued operations	–	(.01)	–	(.01)
Net income per common share	$.90	$.70	$1.90	$1.49
Net income (loss) per common share, assuming dilution:
Continuing operations	$.88	$.69	$1.87	$1.47
Discontinued operations	–	(.01)	–	(.01)
Net income per common share, assuming dilution	$.88	$.68	$1.87	$1.46
Dividends per common share	$.41	$.37	$.78	$.72

Weighted average number of shares outstanding:
Common shares	89.1	91.2	89.3	90.9
Common shares, assuming dilution	90.7	93.0	90.9	92.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$80.0	$63.7	$169.6	$135.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(13.3)	2.9	5.6	(69.1)
Pension and other postretirement benefits	(15.5)	7.2	(11.3)	12.6
Cash flow hedges	1.2	.1	(.1)	(.6)
Other comprehensive (loss) income, net of tax	(27.6)	10.2	(5.8)	(57.1)
Total comprehensive income, net of tax	$52.4	$73.9	$163.8	$78.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Operating Activities
Net income	$169.6	$135.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58.6	64.9
Amortization	30.8	31.8
Provision for doubtful accounts and sales returns	21.3	24.9
Net losses from asset impairments and sales/disposals of assets	3.2	11.1
Stock-based compensation	14.1	13.2
Loss from settlement of pension obligations	41.4	–
Other non-cash expense and loss	24.1	26.7
Changes in assets and liabilities and other adjustments	(147.1)	(137.8)
Net cash provided by operating activities	216.0	170.4

Investing Activities
Purchases of property, plant and equipment	(61.3)	(56.4)
Purchases of software and other deferred charges	(6.1)	(4.0)
Proceeds from sales of property, plant and equipment	3.2	2.8
Purchases of investments, net	–	(.3)
Other	–	1.5
Net cash used in investing activities	(64.2)	(56.4)

Financing Activities
Net increase (decrease) in borrowings (maturities of 3 months or less)	104.6	(15.8)
Payments of debt (maturities greater than 3 months)	(1.2)	(5.5)
Dividends paid	(69.6)	(65.7)
Share repurchases	(160.1)	(61.5)
Proceeds from exercises of stock options, net	41.4	61.3
Other	(8.4)	(4.0)
Net cash used in financing activities	(93.3)	(91.2)

Effect of foreign currency translation on cash balances	(1.2)	(4.3)
Increase in cash and cash equivalents	57.3	18.5
Cash and cash equivalents, beginning of year	158.8	207.2
Cash and cash equivalents, end of period	$216.1	$225.7

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

Fiscal Periods

The second quarters of 2016 and 2015 consisted of thirteen-week periods ending July 2, 2016 and July 4, 2015, respectively. The six months ended July 2, 2016 and July 4, 2015 each consisted of twenty-six-week periods.

Prior Period Financial Statement Revision

In 2015, we determined that certain of our benefit plans (that were frozen between 1994 and 2003) were not properly accounted for since their inception between 1984 and 1988. This resulted in an understatement of long-term retirement benefits and other liabilities and the cumulative historical expenses related to these benefit plans.  Additionally, we identified certain liquid short-term bank drafts with maturities greater than three months that were improperly classified as cash and cash equivalents instead of other current assets, which resulted in an overstatement of operating cash flows, and tax effects related to certain foreign pension plans that were not properly accounted for on our consolidated financial statements.

We assessed the materiality of these errors on our financial statements for prior periods in accordance with United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods.  However, the aggregate amount of the prior period revisions of approximately $24 million would have been material to our Condensed Consolidated Statements of Income in the period that the errors were identified. Consequently, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these errors for all prior periods presented by revising the unaudited Condensed Consolidated Financial Statements and other financial information included herein. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable. Periods not presented herein will be revised, as applicable, in future filings.

Avery Dennison Corporation

The effects of this revision on our unaudited Condensed Consolidated Statements of Income were as follows:

	Three Months Ended			Six Months Ended
	July 4, 2015			July 4, 2015
(In millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Marketing, general and administrative expense	$273.8	$(.5)	$273.3	$574.7	$(1.0)	$573.7
Income from continuing operations before taxes	100.8	.5	101.3	200.3	1.0	201.3
Provision for income taxes	36.5	.1	36.6	64.4	.3	64.7
Income from continuing operations	64.3	.4	64.7	135.9	.7	136.6
Loss from discontinued operations	(1.0)	–	(1.0)	(1.0)	–	(1.0)
Net income	63.3	.4	63.7	134.9	.7	135.6
Per share amounts:
Net income per common share:
Continuing operations	$.70	$.01	$.71	$1.49	$.01	$1.50
Discontinued operations	(.01)	–	(.01)	(.01)	–	(.01)
Net income per common share	$.69	$.01	$.70	$1.48	$.01	$1.49
Net income (loss) per common share, assuming dilution:
Continuing operations	$.69	$–	$.69	$1.46	$.01	$1.47
Discontinued operations	(.01)	–	(.01)	(.01)	–	(.01)
Net income per common share, assuming dilution	$.68	$–	$.68	$1.45	$.01	$1.46

The effects of the revision on our unaudited Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended			Six Months Ended
	July 4, 2015			July 4, 2015
(In millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$63.3	$.4	$63.7	$134.9	$.7	$135.6
Foreign currency translation	3.0	(.1)	2.9	(69.1)	–	(69.1)
Pension and other postretirement benefits	7.2	–	7.2	13.6	(1.0)	12.6
Other comprehensive income (loss), net of tax	10.3	(.1)	10.2	(56.1)	(1.0)	(57.1)
Total comprehensive income, net of tax	73.6	.3	73.9	78.8	(.3)	78.5

The effects of the revision on our unaudited Condensed Consolidated Statements of Cash Flows were as follows:

	Six Months Ended July 4, 2015
(In millions)	As Previously Reported	Adjustment	As Revised
Net cash provided by operating activities	$170.9	$(.5)	$170.4
Increase in cash and cash equivalents	19.0	(.5)	18.5
Cash and cash equivalents, beginning of year	227.0	(19.8)	207.2
Cash and cash equivalents, end of period	246.0	(20.3)	225.7

Sale of Product Line

In May 2015, we sold certain assets and transferred certain liabilities associated with a product line in our Retail Branding and Information Solutions (“RBIS”) reportable segment for $1.5 million.  The pre-tax loss from the sale, when combined with exit costs related to the sale, totaled $7.7 million in the second quarter of 2015. In the first quarter of 2015, we recorded an impairment charge of approximately $2 million related to certain long-lived assets of this product line, as well as $.6 million of other costs related to this sale. This loss and these costs were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

Avery Dennison Corporation

Discontinued Operations

Loss from discontinued operations during the second quarter and six months ended July 4, 2015 included $1 million of tax expense related to the completion of certain tax return filings related to the sale of our former Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses. We continue to be subject to certain indemnification obligations under the terms of the purchase agreement. In addition, the tax liability associated with the sale is subject to completion of remaining tax return filings in certain foreign jurisdictions where we formerly operated the OCP and DES businesses.

Note 2. Acquisition

In April 2016, we entered into an agreement to acquire the European business of MACtac (“Mactac”) from Platinum Equity for a purchase price of €200 million, including assumed debt. Mactac manufactures pressure-sensitive materials that complement our existing graphics portfolio. The purchase price is subject to certain adjustments in accordance with the terms of the agreement. On August 1, 2016, we completed this acquisition, which we funded with cash and through existing credit facilities.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	July 2, 2016	January 2, 2016
Raw materials	$197.4	$180.5
Work-in-progress	162.0	143.0
Finished goods	164.7	155.2
Inventories, net	$524.1	$478.7

Note 4.  Goodwill

Changes in the net carrying amount of goodwill for the six months ended July 2, 2016, by reportable segment, were as follows:

(In millions)	Pressure-sensitive Materials	Retail Branding and Information Solutions	Total
Goodwill as of January 2, 2016	$277.9	$408.3	$686.2
Translation adjustments	3.2	1.6	4.8
Goodwill as of July 2, 2016	$281.1	$409.9	$691.0

The carrying amounts of goodwill at July 2, 2016 and January 2, 2016 were net of accumulated impairment losses of $820 million, which were included in our RBIS reportable segment.

There was no goodwill associated with our Vancive Medical Technologies reportable segment.

Note 5.  Debt and Capital Leases

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.22 billion at July 2, 2016 and $1.08 billion at January 2, 2016. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our $700 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of July 2, 2016 and January 2, 2016, we were in compliance with our financial covenants.

In March 2016, we entered into an agreement with three commercial paper dealers to establish a Euro-Commercial Paper Program pursuant to which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. Proceeds from issuances under this program may be used for general corporate purposes. The maturities of the notes may vary, but may not exceed 364 days from the date of issuance. Our payment obligations with respect to any notes issued under this program would be backed by the Revolver. There are no financial covenants under this program. As of July 2, 2016, there were no balances outstanding under this program.

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

In December 2015, we offered eligible former employees who were vested participants in the Avery Dennison Pension Plan (“ADPP”), a U.S. pension plan, the opportunity to receive their benefits immediately as either a lump-sum payment or an annuity, rather than waiting until they are retirement eligible under the terms of the plan. In the second quarter of 2016, approximately $70 million of pension obligations related to this plan were settled out of existing plan assets and a non-cash pre-tax settlement charge of $41.4 million was recorded in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.  This settlement required us to remeasure the remaining net pension obligations of the ADPP. As a result, approximately $72 million of additional net pension obligations with a corresponding increase in actuarial losses recorded in “Accumulated other comprehensive loss” was recognized primarily due to lower discount rates that were in effect when the plan was remeasured.

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Six Months Ended
	July 2, 2016		July 4, 2015		July 2, 2016		July 4, 2015
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.5	$.1	$3.3	$.2	$6.9	$.2	$7.0
Interest cost	8.5	4.2	11.6	4.3	18.3	8.3	22.9	8.8
Actuarial loss	1.7	–	–	–	1.7	–	–	–
Expected return on plan assets	(10.5)	(5.4)	(12.9)	(5.3)	(21.9)	(10.7)	(25.8)	(10.8)
Recognized net actuarial loss	4.8	1.8	5.1	2.3	9.2	3.6	10.2	4.8
Amortization of prior service cost (credit)	.3	(.1)	.3	–	.6	(.2)	.6	(.1)
Recognized loss on settlements(1)	41.4	–	–	3.8	41.4	–	–	3.8
Net periodic benefit cost	$46.3	$4.0	$4.2	$8.4	$49.5	$7.9	$8.1	$13.5

(1)In 2016, recognized loss on settlements related to our U.S. pension plan as a result of the lump-sum pension payments described above; in 2015, recognized loss on settlements related to pension plans in Germany and France as a result of the sale of a product line in our RBIS reportable segment.  These losses on settlements were recorded in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest cost	$–	$–	$.1	$.1
Recognized net actuarial loss	.3	.5	.8	1.1
Amortization of prior service credit	(.8)	(.8)	(1.6)	(1.6)
Net periodic benefit credit	$(.5)	$(.3)	$(.7)	$(.4)

Avery Dennison Corporation

Note 7.  Research and Development

Research and development expense from continuing operations was $22.7 million and $45.0 million for the three and six months ended July 2, 2016, respectively, and $22.8 million and $48.4 million for the three and six months ended July 4, 2015, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation

Equity Awards

Stock-based compensation expense from continuing operations was $6.6 million and $14.1 million for the three and six months ended July 2, 2016, respectively, and $5.8 million and $13.2 million for the three and six months ended July 4, 2015, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of July 2, 2016, we had approximately $54 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average period of approximately three years.

Cash Awards

Compensation expense from continuing operations related to long-term incentive units was $5.2 million and $14.7 million for the three and six months ended July 2, 2016, respectively, and $10.1 million and $15.3 million for the three and six months ended July 4, 2015, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 9.  Cost Reduction Actions

2015/2016 Actions

During the six months ended July 2, 2016, we recorded $12.4 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 that we expect to continue through 2016 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 230 positions, lease cancellation costs, and asset impairment charges.

During fiscal year 2015, we recorded $26.1 million in restructuring charges, net of reversals, related to our 2015/2016 Actions. These charges consisted of severance and related costs for the reduction of approximately 430 positions, lease cancellation costs, and asset impairment charges.

No employees impacted by our 2015/2016 Actions taken through July 2, 2016 remained employed with us as of such date. We expect charges and payments related to these actions to be substantially completed in 2016.

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

Approximately 55 employees impacted by our 2014/2015 Actions remained employed with us as of July 2, 2016. We expect charges and payments related to these actions to be substantially completed in 2016.

Accruals for severance and related costs and lease cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets, less selling costs, if applicable.  Restructuring charges were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

Avery Dennison Corporation

During the six months ended July 2, 2016, restructuring charges and payments were as follows:

(In millions)	Accrual at January 2, 2016	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at July 2, 2016
2015/2016 Actions
Severance and related costs	$8.4	$9.2	$(17.0)	$–	$.1	$.7
Asset impairment charges	–	2.4	–	(2.4)	–	–
Lease cancellation costs	.2	.8	(.5)	–	–	.5

2014/2015 Actions
Severance and related costs	4.8	(.3)	(2.3)	–	–	2.2

Prior actions
Severance and related costs	.7	(.1)	–	–	–	.6
Total	$14.1	$12.0	$(19.8)	$(2.4)	$.1	$4.0

The table below shows the total amount of restructuring charges incurred by reportable segment and Corporate:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Restructuring charges by reportable segment and Corporate
Pressure-sensitive Materials	$4.7	$7.1	$6.8	$14.4
Retail Branding and Information Solutions	1.7	12.3	5.1	15.7
Vancive Medical Technologies	–	.6	.1	1.7
Corporate	–	–	–	2.1
	$6.4	$20.0	$12.0	$33.9

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

As of July 2, 2016, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $2.7 million and $1.53 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and designate foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the fair value and balance sheet locations of derivatives as of July 2, 2016:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$2.6	Other current liabilities	$5.0
Commodity contracts	Other current assets	.1	Other current liabilities	–
		$2.7		$5.0

Avery Dennison Corporation

The following table provides the fair value and balance sheet locations of derivatives as of January 2, 2016:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$5.6	Other current liabilities	$4.5
Commodity contracts	Other current assets	–	Other current liabilities	.7
		$5.6		$5.2

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

	Location of Net Gains	Three Months Ended		Six Months Ended
(In millions)	(Losses) in Income	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign exchange contracts	Cost of products sold	$.7	$(.4)	$1.7	$1.0
Foreign exchange contracts	Marketing, general and administrative expense	6.9	(7.7)	2.4	4.0
		$7.6	$(8.1)	$4.1	$5.0

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign exchange contracts	$(.3)	$(1.8)	$(1.8)	$(1.5)
Commodity contracts	.5	1.5	.3	1.2
	$.2	$(.3)	$(1.5)	$(.3)

The amount of gain or loss recognized in income related to the ineffective portion of, and the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was not material for the three and six months ended July 2, 2016 and July 4, 2015, respectively.

As of July 2, 2016, we expected a net loss of approximately $2 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Avery Dennison Corporation

Note 11.  Taxes Based on Income

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Income from continuing operations before taxes	$99.3	$101.3	$222.8	$201.3
Provision for income taxes	19.3	36.6	53.2	64.7
Effective tax rate	19.4%	36.1%	23.9%	32.1%

The effective tax rate for the three and six months ended July 2, 2016 included $6.7 million of tax benefit from the release of valuation allowances against certain deferred tax assets in a foreign jurisdiction associated with a structural simplification approved by the tax authority; $5 million and $6 million of tax benefits, respectively, from our change in judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; and $.7 million and $3.3 million of tax benefits, respectively, due to decreases in certain tax reserves as a result of closing tax years.

The effective tax rate for the six months ended July 2, 2016 compared to the effective tax rate for the six months ended July 4, 2015 was also favorably impacted by a change in the geographic mix of income before taxes.

The effective tax rate for the three and six months ended July 4, 2015 included $5.3 million of tax expense associated with the repatriation of non-permanently reinvested 2015 earnings of certain foreign subsidiaries; $.5 million of tax expense due to non-deductible employee-related expenses; and $.7 million and $4.1 million of tax benefits, respectively, due to decreases in certain tax reserves as a result of closing tax years.  Additionally, the effective tax rate for the six months ended July 4, 2015 included $1.6 million of net tax benefit related to changes in the effective tax rates in certain foreign municipalities.

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $12 million, primarily as a result of closing tax years.

Avery Dennison Corporation

Note 12.  Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
(A) Income from continuing operations	$80.0	$64.7	$169.6	$136.6
(B) Loss from discontinued operations	–	(1.0)	–	(1.0)
(C) Net income available to common shareholders	$80.0	$63.7	$169.6	$135.6
(D) Weighted average number of common shares outstanding	89.1	91.2	89.3	90.9
Dilutive shares (additional common shares issuable under stock-based awards)	1.6	1.8	1.6	1.9
(E) Weighted average number of common shares outstanding, assuming dilution	90.7	93.0	90.9	92.8
Net income (loss) per common share:
Continuing operations (A) ÷ (D)	$.90	$.71	$1.90	$1.50
Discontinued operations (B) ÷ (D)	–	(.01)	–	(.01)
Net income per common share (C) ÷ (D)	$.90	$.70	$1.90	$1.49
Net income (loss) per common share, assuming dilution:
Continuing operations (A) ÷ (E)	$.88	$.69	$1.87	$1.47
Discontinued operations (B) ÷ (E)	–	(.01)	–	(.01)
Net income per common share, assuming dilution (C) ÷ (E)	$.88	$.68	$1.87	$1.46

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled approximately .1 million shares and .2 million shares for the three and six months ended July 2, 2016, respectively, and approximately 1 million shares for both the three and six months ended July 4, 2015.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 2, 2016 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2016	$(158.9)	$(521.6)	$(2.5)	$(683.0)
Other comprehensive income (loss) before reclassifications, net of tax	5.6	(46.7)	(1.2)	(42.3)
Reclassifications to net income, net of tax	–	35.4	1.1	36.5
Net current-period other comprehensive income (loss), net of tax	5.6	(11.3)	(.1)	(5.8)
Balance as of July 2, 2016	$(153.3)	$(532.9)	$(2.6)	$(688.8)

Avery Dennison Corporation

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 4, 2015 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 3, 2015	$(19.9)	$(525.6)	$–	$(545.5)
Other comprehensive loss before reclassifications, net of tax	(69.1)	(.5)	(.2)	(69.8)
Reclassifications to net income, net of tax	–	13.1	(.4)	12.7
Net current-period other comprehensive (loss) income, net of tax	(69.1)	12.6	(.6)	(57.1)
Balance as of July 4, 2015	$(89.0)	$(513.0)	$(.6)	$(602.6)

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) income from continuing operations were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$(1.2)	$(.2)	$(.9)	$1.3	Cost of products sold
Commodity contracts	(.3)	(.3)	(.6)	(.8)	Cost of products sold
	(1.5)	(.5)	(1.5)	.5	Total before tax
	.4	.2	.4	(.1)	Provision for income taxes
	(1.1)	(.3)	(1.1)	.4	Net of tax
Pension and other postretirement benefits(1)	(47.7)	(11.2)	(53.8)	(18.8)
	16.5	4.5	18.4	5.7	Provision for income taxes
	(31.2)	(6.7)	(35.4)	(13.1)	Net of tax
Total reclassifications for the period	$(32.3)	$(7.0)	$(36.5)	$(12.7)	Total, net of tax

(1) See Note 6, “Pension and Other Postretirement Benefits,” for more information.

Avery Dennison Corporation

The following table sets forth the income tax (benefit) expense allocated to each component of other comprehensive (loss) income:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Pension and other postretirement benefits	$(8.6)	$4.5	$(6.7)	$6.7
Cash flow hedges	.5	.2	.1	(.1)
Income tax (benefit) expense related to components of other comprehensive (loss) income	$(8.1)	$4.7	$(6.6)	$6.6

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of July 2, 2016:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$18.3	$11.4	$6.9	$–
Derivative assets	2.7	0.1	2.6	–
Bank drafts	12.7	12.7	–	–

Liabilities
Derivative liabilities	$5.0	$–	$5.0	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 2, 2016:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.9	$11.3	$6.6	$–
Derivative assets	5.6	–	5.6	–
Bank drafts	24.8	24.8	–	–

Liabilities
Derivative liabilities	$5.2	$.7	$4.5	$–

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of July 2, 2016, trading securities of $.5 million and $17.8 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of January 2, 2016, trading securities of $.3 million and $17.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to the short-term nature of these instruments and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.

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

Avery Dennison Corporation

Environmental

As of July 2, 2016, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination.  No settlement of our liability related to any of the sites has been agreed upon.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

The activity for the six months ended July 2, 2016 related to our environmental liabilities was as follows:

(In millions)
Balance at January 2, 2016	$17.7
Charges (reversals), net	4.9
Payments	(3.7)
Balance at July 2, 2016	$18.9

As of July 2, 2016 and January 2, 2016, approximately $9 million and $7 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, respectively.

Avery Dennison Corporation

Note 16.  Segment Information

Financial information from continuing operations by reportable segment is set forth below:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,145.1	$1,114.1	$2,237.1	$2,234.7
Retail Branding and Information Solutions	378.0	383.8	756.1	771.9
Vancive Medical Technologies	18.4	18.1	33.8	37.4
Net sales to unaffiliated customers	$1,541.5	$1,516.0	$3,027.0	$3,044.0
Intersegment sales
Pressure-sensitive Materials	$16.0	$16.2	$32.7	$31.9
Retail Branding and Information Solutions	.5	.6	1.1	1.2
Vancive Medical Technologies	.1	1.6	.3	3.2
Intersegment sales	$16.6	$18.4	$34.1	$36.3
Income from continuing operations before taxes
Pressure-sensitive Materials	$148.4	$129.8	$286.9	$252.7
Retail Branding and Information Solutions	28.3	10.0	54.4	29.2
Vancive Medical Technologies	1.6	(1.4)	.7	(3.5)
Corporate expense	(63.6)	(21.8)	(88.5)	(46.5)
Interest expense	(15.4)	(15.3)	(30.7)	(30.6)
Income from continuing operations before taxes	$99.3	$101.3	$222.8	$201.3
Other expense, net by reportable segment
Pressure-sensitive Materials	$6.4	$7.1	$8.5	$12.7
Retail Branding and Information Solutions	2.4	20.0	5.8	25.5
Vancive Medical Technologies	–	.6	.1	1.7
Corporate	41.4	–	41.4	2.1
Other expense, net	$50.2	$27.7	$55.8	$42.0
Other expense, net by type
Restructuring charges:
Severance and related costs	$3.6	$16.8	$8.8	$30.3
Asset impairment charges and lease cancellation costs	2.8	3.2	3.2	3.6
Other items:
Loss from settlement of pension obligations	41.4	–	41.4	–
Transaction costs	1.7	–	1.7	–
Loss (gain) on sale of assets	.3	–	.3	(1.7)
Loss on sale of product line and related transaction and exit costs	.4	7.7	.4	10.3
Legal settlement	–	–	–	(.5)
Other expense, net	$50.2	$27.7	$55.8	$42.0

Note 17.  Recent Accounting Requirements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. We are currently assessing the timing of our adoption and the impact of this guidance on our financial position, results of operations, cash flows, and disclosures.

In March 2016, the FASB issued guidance on accounting for leases that requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. This guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective approach is required for adoption with respect to all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We are currently assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures.

Avery Dennison Corporation

In July 2015, the FASB issued amended guidance to simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. We elected to early adopt this amended guidance in the first quarter of 2016 prospectively. The adoption of this guidance did not have an impact on our financial position, results of operations, cash flows, or disclosures.

In August 2014, the FASB issued a new standard that requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Under this new standard, substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued.  If applicable, certain disclosures are required, including management’s plans to mitigate those relevant conditions or events to alleviate the substantial doubt.  This standard is effective for annual periods and interim periods within those annual periods ending after December 15, 2016.  Early adoption is permitted. We do not expect that adoption of this standard will have an impact on our financial position, results of operations, cash flows, or disclosures.

In May 2014, and in subsequent updates, the FASB issued revised guidance on revenue recognition. This revised guidance provides a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This revised guidance will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This revised guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This revised guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and can be applied retrospectively either to each prior reporting period presented or with the cumulative effect of adoption recognized at the date of initial application. Early adoption is permitted for fiscal periods beginning after December 15, 2016. We are currently evaluating which transition method to elect. We expect to adopt this guidance in the first quarter of 2018. Based on the information we have evaluated to date, we do not anticipate that the adoption of this revised guidance will have a significant impact on our financial position, results of operations, or cash flows.

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

NON-GAAP FINANCIAL MEASURES

We report financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures. These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.  These non-GAAP financial measures are intended to supplement presentation of our financial results that are prepared in accordance with GAAP. Based upon feedback from investors and financial analysts, we believe that the supplemental non-GAAP financial measures we provide are useful to their assessment of our performance and operating trends, as well as our liquidity.

Our non-GAAP financial measures exclude the impact of certain events, activities, and strategic decisions.  The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period. By excluding the accounting effects, both positive and negative, of certain items, we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures. These non-GAAP financial measures are used internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

We use the following non-GAAP financial measures in this MD&A:

•  Organic sales change refers to the increase or decrease in sales excluding the estimated impact of currency translation, product line exits, acquisitions and divestitures, and, where applicable, the extra week in our fiscal year.  The estimated impact of currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of currency fluctuations. We believe that organic sales change assists investors in evaluating the sales growth from the ongoing activities of our businesses and provides improved comparability of our results from period to period.

•  Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments. We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.

•  Operational working capital refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as current assets held for sale.  We believe that operational working capital assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and that may increase the volatility of working capital as a percentage of sales from period to period. The items excluded from this measure are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect the underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Prior Period Financial Statement Revision

Certain prior period amounts have been revised to reflect the impact of certain adjustments. Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Net Sales

The factors impacting the reported sales change are shown in the table below:

	Three Months Ended	Six Months Ended
	July 2, 2016	July 2, 2016
Reported sales change	2%	(1	) %
Foreign currency translation	2	4
Product line divestiture	1	1
Organic sales change(1)	4%	4%

(1)Totals may not sum due to rounding

In the three and six months ended July 2, 2016, net sales increased on an organic basis primarily due to higher volume.

Income from Continuing Operations

Income from continuing operations increased approximately $33 million in the first six months of 2016 compared to the same period last year. The primary factors affecting income from continuing operations for the first six months of 2016 were as follows:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Higher volume

•                  Lower restructuring charges

•                  Lower provision for income taxes

•                  Loss on sale of a product line and related costs in our Retail Branding and Information Solutions (“RBIS”) reportable segment in 2015

Offsetting factors:

•                  Loss from settlement of pension obligations

•                  Higher employee-related costs

•                  Net impact of pricing and raw material input costs

•                  Foreign currency translation

•                  Unfavorable geographic mix

Cost Reduction Actions

2015/2016 Actions

During the first six months ended July 2, 2016, we recorded $12.4 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 that we expect to continue through 2016 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 230 positions, lease cancellation costs, and asset impairment charges.

During fiscal year 2015, we recorded $26.1 million in restructuring charges, net of reversals, related to our 2015/2016 Actions. These charges consisted of severance and related costs for the reduction of approximately 430 positions, lease cancellation costs, and asset impairment charges.

No employees impacted by our 2015/2016 Actions taken through July 2, 2016 remained employed with us as of such date. We expect charges and payments related to these actions to be substantially completed in 2016.

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

Approximately 55 employees impacted by our 2014/2015 Actions remained employed with us as of July 2, 2016. We expect charges and payments related to these actions to be substantially completed in 2016.

Avery Dennison Corporation

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

Acquisition

In April 2016, we entered into an agreement to acquire the European business of MACtac (“Mactac”) from Platinum Equity for a purchase price of €200 million, including assumed debt. Mactac manufactures pressure-sensitive materials that complement our existing graphics portfolio. The purchase price is subject to certain adjustments in accordance with the terms of the agreement. On August 1, 2016, we completed this acquisition, which we funded with cash and through existing credit facilities.

Free Cash Flow

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net cash provided by operating activities	$216.0	$170.4
Purchases of property, plant and equipment	(61.3)	(56.4)
Purchases of software and other deferred charges	(6.1)	(4.0)
Proceeds from sales of property, plant and equipment	3.2	2.8
Purchases of investments, net	–	(.3)
Plus: free cash outflow from discontinued operations	–	1.0
Free cash flow	$151.8	$113.5

During the first six months of 2016, both cash flow from operating activities and free cash flow increased compared to the same period last year primarily due to higher net income and lower income tax payments, partially offset by higher incentive compensation payments and operational working capital.

Outlook

Certain factors that we believe may contribute to our full year 2016 results are described below:

•                  We expect net sales growth of 1% to 2%, including organic sales growth of 3% to 4%, the impact of currency translation, and the effect of acquisitions net of divestitures.

•                  We expect earnings to increase.

•                  Based on currency rates in effect during July 2016, we expect currency translation to reduce net sales by approximately 2.5% and reduce pre-tax income by approximately $18 million.

•                  We expect the acquisition of Mactac to increase our full year reported net sales by approximately 1% and immaterially impact net income due to related transition costs.

•                  We expect our full year effective tax rate to be in the low to mid-thirty percent range.

•                  We anticipate capital and software expenditures of approximately $200 million.

•                  We estimate cash restructuring charges of approximately $20 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

Income from Continuing Operations before Taxes

	Three Months Ended
(In millions, except percentages)	July 2, 2016	July 4, 2015
Net sales	$1,541.5	$1,516.0
Cost of products sold	1,107.4	1,098.4
Gross profit	434.1	417.6
Marketing, general and administrative expense	269.2	273.3
Interest expense	15.4	15.3
Other expense, net	50.2	27.7
Income from continuing operations before taxes	$99.3	$101.3

As a Percentage of Sales
Gross profit	28.2%	27.5%

Gross Profit Margin

Gross profit margin for the second quarter of 2016 increased compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, and higher volume, partially offset by the net impact of pricing and raw material input costs, higher employee-related costs, and geographic mix.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the second quarter of 2016 compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs.

Other Expense, net

	Three Months Ended
(In millions)	July 2, 2016	July 4, 2015
Other expense, net by type
Restructuring charges:
Severance and related costs	$3.6	$16.8
Asset impairment charges and lease cancellation costs	2.8	3.2
Other items:
Loss from settlement of pension obligations	41.4	–
Transaction costs	1.7	–
Loss on sale of asset	.3	–
Loss on sale of product line and related transaction and exit costs	.4	7.7
Other expense, net	$50.2	$27.7

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding charges associated with restructuring.

Refer to Note 6, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information regarding loss from settlement of pension obligations.

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	July 2, 2016	July 4, 2015
Income from continuing operations before taxes	$99.3	$101.3
Provision for income taxes	19.3	36.6
Income from continuing operations	80.0	64.7
Loss from discontinued operations	–	(1.0)
Net income	$80.0	$63.7
Net income per common share	$.90	$.70
Net income per common share, assuming dilution	.88	.68

Effective tax rate for continuing operations	19.4%	36.1%

Avery Dennison Corporation

Provision for Income Taxes

The effective tax rate for the three months ended July 2, 2016 included $6.7 million of tax benefit from the release of valuation allowances against certain deferred tax assets in a foreign jurisdiction associated with a structural simplification approved by the tax authority; $5 million of tax benefit from our change in judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; and $.7 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.

The effective tax rate for the three months ended July 4, 2015 included $5.3 million of tax expense associated with the repatriation of non-permanently reinvested 2015 earnings of certain foreign subsidiaries; $.5 million of tax expense due to non-deductible employee-related expenses; and $.7 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.

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

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER

Operating income refers to income before interest and taxes.

Pressure-sensitive Materials

	Three Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net sales including intersegment sales	$1,161.1	$1,130.3
Less intersegment sales	(16.0)	(16.2)
Net sales	$1,145.1	$1,114.1
Operating income(1)	148.4	129.8
(1)Included costs associated with restructuring in both years and transaction costs in 2016.	$6.4	$7.1

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
July 2, 2016
Reported sales change	3%
Foreign currency translation	2
Organic sales change	5%

In the second quarter of 2016, net sales increased on an organic basis primarily due to higher volume. Net sales increased on an organic basis at a low-double digit rate in emerging markets and at a mid-single digit rate in Western Europe, and decreased on an organic basis at a low-single digit rate in North America.

In the second quarter of 2016, net sales increased on an organic basis at a mid-single digit rate for the Materials product group and decreased at a mid-single digit rate for the Performance Tapes product group.

Operating Income

Operating income increased in the second quarter of 2016 compared to the same period last year due to benefits from productivity initiatives, including savings from restructuring, net of transition costs, and higher volume, partially offset by higher employee-related costs and the unfavorable impact of foreign currency translation.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net sales including intersegment sales	$378.5	$384.4
Less intersegment sales	(.5)	(.6)
Net sales	$378.0	$383.8
Operating income(1)	28.3	10.0
(1) Included costs associated with restructuring in both years, transaction costs in 2016, loss on sale of an asset in 2016, and loss on sale of a product line in 2015 with related costs in both years.	$2.4	$20.0

Avery Dennison Corporation

Net Sales

The factors impacting the reported sales change are shown in the table below:

	Three Months Ended
	July 2, 2016
Reported sales change	(2	) %
Foreign currency translation	1
Product line divestiture	2
Organic sales change(1)	2%

(1)Total may not sum due to rounding

In the second quarter of 2016, net sales increased on an organic basis due to higher volume from sales of radio-frequency identification products.

Operating Income

Operating income increased in the second quarter of 2016 compared to the same period last year primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, lower restructuring charges, the loss on sale of a product line and related costs in the prior year, and higher volume, partially offset by the impact of strategic pricing actions and higher employee-related costs.

Vancive Medical Technologies

	Three Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net sales including intersegment sales	$18.5	$19.7
Less intersegment sales	(.1)	(1.6)
Net sales	$18.4	$18.1
Operating income (loss)(1)	1.6	(1.4)
(1)Included costs associated with restructuring in 2015.	$–	$.6

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
July 2, 2016
Reported sales change	2%
Foreign currency translation	(1)
Organic sales change(1)	–%

(1)Total may not sum due to rounding

In the second quarter of 2016, net sales were flat on an organic basis.

Operating Income (Loss)

Operating income increased in the second quarter of 2016 compared to the same period last year primarily due to a reduction in operating costs, lower restructuring charges, and higher volume.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

Income from Continuing Operations before Taxes

	Six Months Ended
(In millions, except percentages)	July 2, 2016	July 4, 2015
Net sales	$3,027.0	$3,044.0
Cost of products sold	2,170.3	2,196.4
Gross profit	856.7	847.6
Marketing, general and administrative expense	547.4	573.7
Interest expense	30.7	30.6
Other expense, net	55.8	42.0
Income from continuing operations before taxes	$222.8	$201.3

As a Percentage of Sales
Gross profit	28.3%	27.8%

Gross Profit Margin

Gross profit margin for the first six months of 2016 increased compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, higher volume, and the impact of changes in currency rates, partially offset by higher employee-related costs, the net impact of pricing and raw material input costs, and geographic mix.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first six months of 2016 compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, and the favorable impact of foreign currency translation, partially offset by higher employee-related costs.

Other Expense, net

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Other expense, net by type
Restructuring charges:
Severance and related costs	$8.8	$30.3
Asset impairment charges and lease cancellation costs	3.2	3.6
Other items:
Loss from settlement of pension obligations	41.4	–
Transaction costs	1.7	–
Loss (gain) on sale of assets	.3	(1.7)
Loss on sale of product line and related transaction and exit costs	.4	10.3
Legal settlement	–	(.5)
Other expense, net	$55.8	$42.0

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Refer to Note 6, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information regarding loss from settlement of pension obligations.

Avery Dennison Corporation

Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts)	July 2, 2016	July 4, 2015
Income from continuing operations before taxes	$222.8	$201.3
Provision for income taxes	53.2	64.7
Income from continuing operations	169.6	136.6
Loss from discontinued operations	–	(1.0)
Net income	$169.6	$135.6
Net income per common share	$1.90	$1.49
Net income per common share, assuming dilution	1.87	1.46

Effective tax rate for continuing operations	23.9%	32.1%

Provision for Income Taxes

The effective tax rate for the six months ended July 2, 2016 included $6.7 million of tax benefit from the release of valuation allowances against certain deferred tax assets in a foreign jurisdiction associated with a structural simplification approved by the tax authority; $6 million of tax benefit from our change in judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; and $3.3 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.

The effective tax rate for the six months ended July 2, 2016 compared to the effective tax rate for the six months ended July 4, 2015 was also favorably impacted by a change in the geographic mix of income before taxes.

The effective tax rate for the six months ended July 4, 2015 included $5.3 million of tax expense associated with the repatriation of non-permanently reinvested 2015 earnings of certain foreign subsidiaries; $.5 million of tax expense due to non-deductible employee-related expenses; and $4.1 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.  Additionally, the effective tax rate for the six months ended July 4, 2015 included $1.6 million of net tax benefit related to changes in the effective tax rates in certain foreign municipalities.

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

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net sales including intersegment sales	$2,269.8	$2,266.6
Less intersegment sales	(32.7)	(31.9)
Net sales	$2,237.1	$2,234.7
Operating income(1)	286.9	252.7
(1) Included costs associated with restructuring in both years, transaction costs in 2016, and a gain on sale of an asset in 2015.	$8.5	$12.7

Net Sales

The factors impacting the reported sales change are shown in the table below:

Six Months Ended
July 2, 2016
Reported sales change	–%
Foreign currency translation	4
Organic sales change	4%

In the first six months of 2016, net sales increased on an organic basis primarily due to higher volume. Net sales increased on an organic basis at a high-single digit rate in emerging markets and at a low-single digit rate in Western Europe. In North America, net sales were unchanged on an organic basis.

In the first six months of 2016, net sales on an organic basis increased at a mid-single digit rate for the Materials product group and decreased at a mid-single digit rate for the Performance Tapes product group.

Operating Income

Operating income increased in the first six months of 2016 compared to the same period last year primarily reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, and higher volume, partially offset by higher employee-related costs, the unfavorable impact of currency translation, and geographic mix.

Retail Branding and Information Solutions

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net sales including intersegment sales	$757.2	$773.1
Less intersegment sales	(1.1)	(1.2)
Net sales	$756.1	$771.9
Operating income(1)	54.4	29.2
(1) Included costs associated with restructuring in both years, transaction costs in 2016, loss on sale of an asset in 2016, loss on sale of a product line in 2015 with related costs in both years, and a legal settlement in 2015.	$5.8	$25.5

Net Sales

The factors impacting the reported sales change are shown in the table below:

	Six Months Ended
	July 2, 2016
Reported sales change	(2	) %
Foreign currency translation	2
Product line divestiture	3
Organic sales change	3%

Avery Dennison Corporation

In the first six months of 2016, net sales increased on an organic basis due to higher volume from sales of radio-frequency identification products.

Operating Income

Operating income increased in the first six months of 2016 compared to the same period last year primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, higher volume, lower restructuring charges, and the loss on sale of a product line and related costs in the prior year, partially offset by the impact of strategic pricing actions and higher employee-related costs.

Vancive Medical Technologies

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net sales including intersegment sales	$34.1	$40.6
Less intersegment sales	(.3)	(3.2)
Net sales	$33.8	$37.4
Operating income (loss)(1)	.7	(3.5)
(1)Included costs associated with restructuring in both years.	$.1	$1.7

Net Sales

The factors impacting the reported sales change are shown in the table below:

	Six Months Ended
	July 2, 2016
Reported sales change	(9	) %
Foreign currency translation	–
Organic sales change	(9	) %

In the first six months of 2016, net sales decreased on an organic basis primarily due to lower volume.

Operating Income (Loss)

Operating income increased in the first six months of 2016 compared to the same period last year reflecting lower operating costs and lower restructuring charges, partially offset by lower volume.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Operating Activities

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net income	$169.6	$135.6
Depreciation and amortization	89.4	96.7
Provision for doubtful accounts and sales returns	21.3	24.9
Net losses from asset impairments and sales/disposals of assets	3.2	11.1
Stock-based compensation	14.1	13.2
Loss from settlement of pension obligations	41.4	–
Other non-cash expense and loss	24.1	26.7
Changes in assets and liabilities and other adjustments	(147.1)	(137.8)
Net cash provided by operating activities	$216.0	$170.4

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first six months of 2016, cash flow from operating activities increased compared to the same period last year primarily due to higher net income and lower income tax payments, partially offset by higher incentive compensation payments and operational working capital.

Investing Activities

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Purchases of property, plant and equipment	$(61.3)	$(56.4)
Purchases of software and other deferred charges	(6.1)	(4.0)
Proceeds from sales of property, plant and equipment	3.2	2.8
Purchases of investments, net	–	(.3)
Other	–	1.5
Net cash used in investing activities	$(64.2)	$(56.4)

Capital and Software Spending

During the first six months of 2016 and 2015, we invested in new equipment to support growth, primarily in Asia, and to improve manufacturing productivity.

Other

In May 2015, we received $1.5 million from the sale of a product line in our RBIS reportable segment.  Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Financing Activities

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net increase (decrease) in borrowings (maturities of 3 months or less)	$104.6	$(15.8)
Payments of debt (maturities greater than 3 months)	(1.2)	(5.5)
Dividends paid	(69.6)	(65.7)
Share repurchases	(160.1)	(61.5)
Proceeds from exercises of stock options, net	41.4	61.3
Other	(8.4)	(4.0)
Net cash used in financing activities	$(93.3)	$(91.2)

Borrowings and Repayment of Debt

During the first six months of 2016 and 2015, our commercial paper borrowings were used mainly to fund share repurchase activity, dividend payments, and capital expenditures given the seasonality of our cash flow.

Avery Dennison Corporation

Dividend Payments

We paid dividends of $.78 per share in the first six months of 2016 compared to $.72 per share in the same period last year. In April 2016, we increased our quarterly dividend to $.41 per share, representing an 11% increase from our previous dividend rate of $.37 per share.

Share Repurchases

During the first six months of 2016, we repurchased approximately 2.4 million shares of our common stock at an aggregate cost of $160.1 million. During the first six months of 2015, we repurchased approximately 1.1 million shares of our common stock at an aggregate cost of $61.5 million.

As of July 2, 2016, approximately $207 million remained authorized for repurchase under our current board authorization of $500 million (exclusive of any fees, commissions, or other expenses related to such repurchases).

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the six months ended July 2, 2016, goodwill increased by approximately $5 million to $691 million as a result of foreign currency translation.

Refer to Note 4, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the six months ended July 2, 2016, other intangibles resulting from business acquisitions, net, decreased by approximately $9 million to $36 million, which primarily reflected current year amortization expense.

In the six months ended July 2, 2016, other assets decreased by approximately $10 million to $396 million, which reflected amortization expense related to software and other deferred charges, net of purchases, partially offset by an increase in the cash surrender value of our corporate-owned life insurance policies.

Shareholders’ Equity Accounts

In the six months ended July 2, 2016, the balance of our shareholders’ equity decreased by approximately $9 million to $957 million, which primarily reflected share repurchases, dividend payments, and a net increase in “Accumulated other comprehensive loss.” These decreases were largely offset by net income, as well as the use of treasury shares to settle exercises of stock options and vesting of stock-based awards and to fund contributions to our U.S. defined contribution plan.

Refer to Note 6, “Pension and Other Postretirement Benefits,” and Note 13, “Comprehensive Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Impact of Foreign Currency Translation

Six Months Ended
(In millions)	July 2, 2016
Change in net sales	$(107)
Change in net income	(8)

International operations generated approximately 74% of our net sales during the six months ended July 2, 2016.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first six months of 2016 compared to the same period last year primarily related to sales in Brazil, China, and Argentina, as well as euro-denominated sales.

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

Avery Dennison Corporation

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities), as a percentage of annualized net sales, improved in the first six months of 2016 compared to the same period last year, primarily due to the decrease in current deferred taxes as a result of the prospective adoption of accounting guidance to classify deferred taxes as non-current in the fourth quarter of 2015, as well as an increase in short-term and current portion of long-term debt. This decrease was partially offset by increases in trade accounts receivable and inventories.

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize our cash flow and return on investment.

	Six Months Ended
(Dollars in millions)	July 2, 2016	July 4, 2015
(A) Working capital	$350.3	$452.1
Reconciling items:
Cash and cash equivalents	(216.1)	(225.7)
Other current assets	(169.6)	(246.9)
Assets held for sale	(4.4)	(2.0)
Short-term borrowings and current portion of long-term debt and capital leases	199.0	182.2
Other current liabilities	525.3	507.8
(B) Operational working capital	$684.5	$667.5
(C) Annualized net sales (year-to-date sales, multiplied by two)	$6,054.0	$6,088.0
Working capital, as a percentage of annualized net sales (A) ÷ (C)	5.8%	7.4%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	11.3%	11.0%

Accounts Receivable Ratio

The average number of days sales outstanding was 62 in the first six months of 2016 compared to 60 in the first six months of 2015. The average number of days outstanding was calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months of 2016 and 2015, respectively.  The increase in the average number of days sales outstanding from the prior year primarily reflected the timing of collections and the impact of foreign currency translation.

Inventory Ratio

Average inventory turnover decreased to 8.3 in the first six months of 2016 from 8.6 in the first six months of 2015. The average inventory turnover was calculated using the annualized cost of sales (cost of sales for the first six months of 2016 and 2015, respectively, multiplied by two) divided by the two-quarter average inventory balance.  The decrease in the current year average inventory turnover primarily reflected the timing of inventory purchases.

Accounts Payable Ratio

The average number of days payables outstanding was 72 in the first six months of 2016 compared to 70 in the first six months of 2015. The average number of days payable outstanding was calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months of 2016 and 2015, respectively. The increase in average number of days payable outstanding from the prior year primarily reflected the impact of foreign currency translation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At July 2, 2016, we had cash and cash equivalents of $216.1 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At July 2, 2016, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings. However, if we were to repatriate incremental foreign earnings, we may be subject to additional taxes in the U.S.

The Revolver is used as a back-up facility for our commercial paper program and can be used to finance other corporate requirements. The Revolver matures on October 3, 2019. The maturity date may be extended for additional one-year periods under certain circumstances. The commitments under the Revolver may be increased by up to $325 million, subject to lender approval and other

Avery Dennison Corporation

customary requirements.  As of July 2, 2016, there was no balance outstanding under the Revolver. Refer to Note 5, “Debt and Capital Leases,” to the unaudited Condensed Consolidated Financial Statements for more information.

In March 2016, we entered into an agreement with three commercial paper dealers to establish a Euro-Commercial Paper Program pursuant to which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. Proceeds from issuances under this program may be used for general corporate purposes. The maturities of the notes may vary, but may not exceed 364 days from the date of issuance. Our payment obligations with respect to any notes issued under this program would be backed by the Revolver. There are no financial covenants under this program. As of July 2, 2016, there were no balances outstanding under this program.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

In April 2016, we entered into an agreement to acquire the European business of Mactac from Platinum Equity for a purchase price of €200 million, including assumed debt. The purchase price is subject to certain adjustments in accordance with the terms of the agreement. On August 1, 2016, we completed this acquisition, which we funded with cash and through existing credit facilities.

Capital from Debt

Our total debt increased by approximately $104 million in the first six months of 2016 to $1.14 billion, primarily reflecting an increase in commercial paper borrowings used to fund share repurchase activity, dividend payments, and capital expenditures given the seasonality of our cash flow during the year, as well as an increase in short-term borrowings to support operational requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the second quarter of 2016 are listed in the following table.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
April 3, 2016 – April 30, 2016	161.8	$72.46	161.8
May 1, 2016 – May 28, 2016	350.6	74.68	350.6
May 29, 2016 – July 2, 2016	351.4	75.62	351.4
Total	863.8	$74.64	863.8	$207.1

(1) The periods shown are our fiscal months during the thirteen-week quarter ended July 2, 2016.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Avery Dennison Corporation

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 10.1*†	Localization Letter to Georges Gravanis
Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

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

August 2, 2016