Form 10-Q
period 2016-10-01
Avery Dennison Corp
filed 2016-11-01
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016.

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

Number of shares of $1 par value common stock outstanding as of October 29, 2016: 88,991,587

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2016 QUARTERLY REPORT ON FORM 10-Q

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	October 1, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$189.4	$158.8
Trade accounts receivable, less allowances of $40.6 and $31.5 at October 1, 2016 and January 2, 2016, respectively	1,069.7	964.7
Inventories, net	565.3	478.7
Assets held for sale	5.9	2.5
Other current assets	183.3	170.7
Total current assets	2,013.6	1,775.4
Property, plant and equipment	2,685.5	2,599.9
Accumulated depreciation	(1,780.1)	(1,752.0)
Property, plant and equipment, net	905.4	847.9
Goodwill	821.6	686.2
Other intangibles resulting from business acquisitions, net	70.9	45.8
Non-current deferred income taxes	390.7	372.2
Other assets	398.2	406.2
	$4,600.4	$4,133.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$587.6	$95.3
Accounts payable	866.7	814.6
Accrued payroll and employee benefits	207.8	194.6
Other current liabilities	394.0	354.6
Total current liabilities	2,056.1	1,459.1
Long-term debt and capital leases	713.0	963.6
Long-term retirement benefits and other liabilities	684.5	637.4
Non-current deferred and payable income taxes	104.4	107.9
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized — 400,000,000 shares at October 1, 2016 and January 2, 2016; issued — 124,126,624 shares at October 1, 2016 and January 2, 2016; outstanding — 89,194,833 shares and 89,967,697 shares at October 1, 2016 and January 2, 2016, respectively	124.1	124.1
Capital in excess of par value	843.1	834.0
Retained earnings	2,444.1	2,277.6
Treasury stock at cost, 34,931,791 shares and 34,158,927 shares at October 1, 2016 and January 2, 2016, respectively	(1,699.9)	(1,587.0)
Accumulated other comprehensive loss	(669.0)	(683.0)
Total shareholders’ equity	1,042.4	965.7
	$4,600.4	$4,133.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$1,508.7	$1,468.1	$4,535.7	$4,512.1
Cost of products sold	1,091.1	1,062.2	3,261.4	3,258.6
Gross profit	417.6	405.9	1,274.3	1,253.5
Marketing, general and administrative expense	270.3	268.1	817.7	841.8
Interest expense	14.7	14.7	45.4	45.3
Other expense, net	4.6	7.0	60.4	49.0
Income from continuing operations before taxes	128.0	116.1	350.8	317.4
Provision for income taxes	38.9	34.8	92.1	99.5
Income from continuing operations	89.1	81.3	258.7	217.9
Income (loss) from discontinued operations	–	.4	–	(.6)
Net income	$89.1	$81.7	$258.7	$217.3

Per share amounts:
Net income per common share:
Continuing operations	$1.00	$.89	$2.90	$2.39
Discontinued operations	–	–	–	–
Net income per common share	$1.00	$.89	$2.90	$2.39
Net income (loss) per common share, assuming dilution:
Continuing operations	$.98	$.87	$2.85	$2.35
Discontinued operations	–	.01	–	(.01)
Net income per common share, assuming dilution	$.98	$.88	$2.85	$2.34
Dividends per common share	$.41	$.37	$1.19	$1.09

Weighted average number of shares outstanding:
Common shares	89.1	91.5	89.2	91.1
Common shares, assuming dilution	90.6	93.2	90.9	92.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$89.1	$81.7	$258.7	$217.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	15.5	(60.5)	21.1	(129.6)
Pension and other postretirement benefits	4.4	5.1	(6.9)	17.7
Cash flow hedges	(.1)	(.2)	(.2)	(.8)
Other comprehensive income (loss), net of tax	19.8	(55.6)	14.0	(112.7)
Total comprehensive income, net of tax	$108.9	$26.1	$272.7	$104.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Operating Activities
Net income	$258.7	$217.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88.8	95.3
Amortization	46.7	47.5
Provision for doubtful accounts and sales returns	33.8	36.6
Net losses from asset impairments and sales/disposals of assets	3.8	10.9
Stock-based compensation	20.1	18.4
Loss from settlement of pension obligations	41.4	–
Other non-cash expense and loss	34.7	38.9
Changes in assets and liabilities and other adjustments	(162.3)	(182.7)
Net cash provided by operating activities	365.7	282.2

Investing Activities
Purchases of property, plant and equipment	(104.9)	(89.6)
Purchases of software and other deferred charges	(16.6)	(9.0)
Proceeds from sales of property, plant and equipment	4.3	7.1
Purchases of investments, net	(.8)	(.2)
Payments for acquisitions, net of cash acquired	(227.5)	–
Other	–	1.5
Net cash used in investing activities	(345.5)	(90.2)

Financing Activities
Net increase (decrease) in borrowings (maturities of three months or less)	242.0	(109.8)
Payments of debt (maturities greater than three months)	(1.9)	(6.2)
Dividends paid	(106.2)	(99.6)
Share repurchases	(181.5)	(108.5)
Proceeds from exercises of stock options, net	63.4	78.4
Other	(4.4)	(1.2)
Net cash provided by (used in) financing activities	11.4	(246.9)

Effect of foreign currency translation on cash balances	(1.0)	(8.5)
Increase (decrease) in cash and cash equivalents	30.6	(63.4)
Cash and cash equivalents, beginning of year	158.8	207.2
Cash and cash equivalents, end of period	$189.4	$143.8

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

Fiscal Periods

The third quarters of 2016 and 2015 consisted of thirteen-week periods ending October 1, 2016 and October 3, 2015, respectively. The nine months ended October 1, 2016 and October 3, 2015 each consisted of thirty-nine-week periods.

Prior Period Financial Statement Revision

In the fourth quarter of 2015, we identified certain liquid short-term bank drafts with maturities greater than three months that were improperly classified as cash and cash equivalents instead of other current assets, which resulted in an overstatement of operating cash flows, and tax effects related to certain foreign pension plans that were not properly accounted for in our consolidated financial statements. We assessed the materiality of these errors on our financial statements for prior periods in accordance with United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods.  Consequently, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we corrected these errors for all prior periods presented by revising the unaudited Condensed Consolidated Financial Statements and other financial information included herein.

The effects of the revision on our unaudited Condensed Consolidated Statements of Cash Flows were as follows:

	Nine Months Ended October 3, 2015
(In millions)	As Previously Reported	Adjustment	As Revised
Net cash provided by operating activities	$290.3	$(8.1)	$282.2
Decrease in cash and cash equivalents	(55.3)	(8.1)	(63.4)
Cash and cash equivalents, beginning of year	227.0	(19.8)	207.2
Cash and cash equivalents, end of period	171.7	(27.9)	143.8

Sale of Product Line

In May 2015, we sold certain assets and transferred certain liabilities associated with a product line in our Retail Branding and Information Solutions (“RBIS”) reportable segment for $1.5 million.  The pre-tax loss from the sale, when combined with exit costs related to the sale, totaled $8.5 million. In the first quarter of 2015, we recorded an impairment charge of approximately $2 million related to certain long-lived assets of this product line, as well as $.6 million of other costs related to this sale. This loss and these costs were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

Discontinued Operations

Income (loss) from discontinued operations during the third quarter and nine months ended October 3, 2015 included tax benefits (expense) related to the completion of certain tax return filings related to the sale of our former Office and Consumer Products (“OCP”) and Designed and Engineered Solutions (“DES”) businesses. We continue to be subject to certain indemnification obligations under the terms of the purchase agreement. In addition, the tax liability associated with the sale remains subject to the completion of tax return filings in certain foreign jurisdictions where we formerly operated the OCP and DES businesses.

Note 2. Acquisitions

On August 1, 2016, we completed the acquisition of the European business of MACtac (“Mactac”) from Platinum Equity through the purchase of Evergreen Holding V, LLC. Mactac manufactures pressure-sensitive materials that complement our existing graphics portfolio and has been included in our Pressure-sensitive Materials segment. The total consideration for this acquisition, net of cash received, was approximately $222 million, which we funded primarily through existing credit facilities. The purchase price is subject to certain adjustments in accordance with the terms of the purchase agreement

Avery Dennison Corporation

Due to the time required to complete our assessment, the final valuation of certain acquired assets and liabilities, including property, plant and equipment, intangible assets, taxes, and environmental and asset retirement obligations, is currently pending.

This acquisition was not material to our condensed consolidated financial statements.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	October 1, 2016	January 2, 2016
Raw materials	$207.8	$180.5
Work-in-progress	172.1	143.0
Finished goods	185.4	155.2
Inventories, net	$565.3	$478.7

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the nine months ended October 1, 2016, by reportable segment, were as follows:

(In millions)	Pressure-sensitive Materials	Retail Branding and Information Solutions	Total
Goodwill as of January 2, 2016	$277.9	$408.3	$686.2
Acquired during current period(1)	125.0	–	125.0
Translation adjustments	7.2	3.2	10.4
Goodwill as of October 1, 2016	$410.1	$411.5	$821.6

(1) Goodwill acquired during the current period primarily related to the Mactac acquisition.

The carrying amounts of goodwill at October 1, 2016 and January 2, 2016 were net of accumulated impairment losses of $820 million, which were included in our RBIS reportable segment.

There was no goodwill associated with our Vancive Medical Technologies reportable segment.

In connection with the Mactac acquisition, we recognized an estimated $120 million of preliminary goodwill based on our expectation of synergies and other benefits of combining our businesses. These synergies and benefits include use of our existing commercial infrastructure to expand sales of products of the acquired business in a cost-efficient manner. The amount of goodwill recognized is not expected to be deductible for tax purposes.

Other Intangibles Resulting from Business Acquisitions

In connection with the Mactac acquisition, we acquired approximately $39 million of identifiable intangible assets, which includes finite-lived and indefinite-lived intangible assets. Identifiable intangible assets consist of customer relationships, trade names and trademarks, and patents and other acquired technology.  The table below summarizes the preliminary amounts and weighted average useful lives, if applicable, of these intangible assets:

	Amount (in millions)	Weighted-average amortization period (in years)
Customer relationships	$22.8	15
Patents and other acquired technology	2.4	4
Trade names and trademarks(1)	14.2	n/a

(1) Acquired trade names and trademarks associated with the Mactac acquisition were not subject to amortization as they were classified as indefinite-lived intangible assets.

Avery Dennison Corporation

Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Note 5.  Debt and Capital Leases

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.35 billion at October 1, 2016 and $1.08 billion at January 2, 2016. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our $700 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of October 1, 2016 and January 2, 2016, we were in compliance with our financial covenants.

In March 2016, we entered into an agreement with three commercial paper dealers to establish a Euro-Commercial Paper Program pursuant to which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. Proceeds from issuances under this program may be used for general corporate purposes. The maturities of the notes may vary, but may not exceed 364 days from the date of issuance. Our payment obligations with respect to any notes issued under this program would be backed by the Revolver. There are no financial covenants under this program. As of October 1, 2016, $210.3 million was outstanding under this program.

We reclassified approximately $250 million of senior notes due on October 1, 2017 from long-term debt to current portion of long-term debt.

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

Avery Dennison Corporation

The following table sets forth the components of net periodic benefit cost (credit), which was recorded in income from continuing operations, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	October 1, 2016		October 3, 2015		October 1, 2016		October 3, 2015
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$3.5	$.1	$3.3	$.3	$10.4	$.3	$10.3
Interest cost	8.1	4.1	10.8	4.3	26.4	12.4	32.5	13.1
Actuarial loss	.7	–	–	–	2.4	–	–	–
Expected return on plan assets	(10.4)	(5.4)	(12.8)	(5.4)	(32.3)	(16.1)	(38.6)	(16.2)
Recognized net actuarial loss	4.9	1.7	5.2	2.4	14.1	5.3	15.4	7.2
Amortization of prior service cost (credit)	.3	–	.2	–	.9	(.2)	.8	(.1)
Recognized loss on settlements(1)	–	–	–	–	41.4	–	–	3.8
Net periodic benefit cost	$3.7	$3.9	$3.5	$4.6	$53.2	$11.8	$10.4	$18.1

 (1)In 2016, we recognized a loss on settlements related to our U.S. pension plan as a result of making the lump-sum pension payments described above; in 2015, we recognized a loss on settlements related to pension plans in Germany and France as a result of the sale of a product line in our RBIS reportable segment.  These losses on settlements were recorded in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Interest cost	$–	$.1	$.1	$.2
Recognized net actuarial loss	.5	.5	1.3	1.6
Amortization of prior service credit	(.9)	(.8)	(2.5)	(2.4)
Net periodic benefit credit	$(.4)	$(.2)	$(1.1)	$(.6)

Note 7.  Research and Development

Research and development expense from continuing operations was $22.4 million and $67.4 million for the three and nine months ended October 1, 2016, respectively, and $22.2 million and $70.6 million for the three and nine months ended October 3, 2015, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation

Equity Awards

Stock-based compensation expense from continuing operations was $6 million and $20.1 million for the three and nine months ended October 1, 2016, respectively, and $5.2 million and $18.4 million for the three and nine months ended October 3, 2015, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of October 1, 2016, we had approximately $44 million of unrecognized compensation expense from continuing operations related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average period of approximately two years.

Cash Awards

Compensation expense from continuing operations related to long-term incentive units was $7 million and $21.7 million for the three and nine months ended October 1, 2016, respectively, and $1.4 million and $16.7 million for the three and nine months ended October 3, 2015, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Avery Dennison Corporation

Note 9.  Cost Reduction Actions

2015/2016 Actions

During the nine months ended October 1, 2016, we recorded $15 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 that we expect to continue through 2016 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 310 positions, lease cancellation costs, and asset impairment charges.

During fiscal year 2015, we recorded $26.1 million in restructuring charges, net of reversals, related to our 2015/2016 Actions. These charges consisted of severance and related costs for the reduction of approximately 430 positions, lease cancellation costs, and asset impairment charges.

No employees impacted by our 2015/2016 Actions taken through October 1, 2016 remained employed with us as of such date. We expect charges and payments related to these actions to be substantially completed in 2016.

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

Approximately 25 employees impacted by our 2014/2015 Actions remained employed with us as of October 1, 2016. We expect charges and payments related to these actions to be substantially completed in 2016.

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

During the nine months ended October 1, 2016, restructuring charges and payments were as follows:

(In millions)	Accrual at January 2, 2016	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at October 1, 2016
2015/2016 Actions
Severance and related costs	$8.4	$11.1	$(18.8)	$–	$.2	$.9
Asset impairment charges	–	2.9	–	(2.9)	–	–
Lease cancellation costs	.2	1.0	(.8)	–	–	.4

2014/2015 Actions
Severance and related costs	4.8	(.3)	(3.3)	–	–	1.2

Prior actions
Severance and related costs	.7	(.1)	–	–	–	.6
Total	$14.1	$14.6	$(22.9)	$(2.9)	$.2	$3.1

Avery Dennison Corporation

The table below shows the total amount of restructuring charges incurred by reportable segment and Corporate:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Restructuring charges by reportable segment and Corporate
Pressure-sensitive Materials	$.7	$1.1	$7.5	$15.5
Retail Branding and Information Solutions	1.5	3.7	6.6	19.4
Vancive Medical Technologies	.4	1.7	.5	3.4
Corporate	–	.1	–	2.2
	$2.6	$6.6	$14.6	$40.5

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

As of October 1, 2016, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $2.3 million and $1.5 billion, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and designate foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table provides the fair value and balance sheet locations of derivatives as of October 1, 2016:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$2.0	Other current liabilities	$3.1
Commodity contracts	Other current assets	.1	Other current liabilities	–
		$2.1		$3.1

The following table provides the fair value and balance sheet locations of derivatives as of January 2, 2016:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$5.6	Other current liabilities	$4.5
Commodity contracts	Other current assets	–	Other current liabilities	.7
		$5.6		$5.2

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

		Three Months Ended		Nine Months Ended
(In millions)	Location of Net Gains (Losses) in Income	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Foreign exchange contracts	Cost of products sold	$(.2)	$2.3	$1.5	$3.3
Foreign exchange contracts	Marketing, general and administrative expense	(2.8)	(19.9)	(.4)	(15.9)
		$(3.0)	$(17.6)	$1.1	$(12.6)

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

Gains (losses) recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Foreign exchange contracts	$(1.3)	$2.7	$(3.1)	$1.2
Commodity contracts	(.2)	(1.7)	.1	(.5)
	$(1.5)	$1.0	$(3.0)	$.7

The amount of gain or loss recognized in income related to the ineffective portion of, and the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was not material for the three and nine months ended October 1, 2016 and October 3, 2015, respectively.

As of October 1, 2016, we expected a net loss of approximately $2 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.  See Note 13, “Comprehensive Income,” for more information.

Note 11.  Taxes Based on Income

The following table summarizes our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Income from continuing operations before taxes	$128.0	$116.1	$350.8	$317.4
Provision for income taxes	38.9	34.8	92.1	99.5
Effective tax rate	30.4%	30.0%	26.3%	31.3%

The effective tax rate for continuing operations for the three and nine months ended October 1, 2016 reflected the impact of favorable geographic mixture of pretax income and included the following: $4.8 million and $3.1 million of tax expense, respectively, resulting from return to provision adjustments pursuant to the completion of the 2015 U.S. federal tax return; $1 million and $7.1 million of tax benefit, respectively, from our change in judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; and $17.7 million and $26.9 million of tax expense, respectively, associated with the tax cost to repatriate non-permanently reinvested earnings of certain foreign subsidiaries. The effective tax rate for the three and nine months ended October 1, 2016 also included $11.1 million of tax benefit resulting from effective settlements of tax examinations in various foreign jurisdictions.  Included in the $11.1 million of tax benefit is an effective settlement for certain members of a consolidated tax group under examination. Additionally, the effective tax rate for the nine months ended October 1, 2016 included $6.7 million of tax benefit from the release of valuation allowances against certain deferred tax assets in a foreign jurisdiction associated with a structural simplification approved by the tax authority and $3.3 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.

Avery Dennison Corporation

The effective tax rate for the nine months ended October 1, 2016 compared to the effective tax rate for the nine months ended October 3, 2015 was impacted by favorable effective settlements in various foreign jurisdictions, favorable geographic mixture of pretax income, and a tax benefit from the release of valuation allowances against deferred tax assets.

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $26 million, primarily as a result of audit settlements and closing tax years.

Note 12.  Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
(A) Income from continuing operations	$89.1	$81.3	$258.7	$217.9
(B) Income (loss) from discontinued operations	–	.4	–	(.6)
(C) Net income available to common shareholders	$89.1	$81.7	$258.7	$217.3
(D) Weighted average number of common shares outstanding	89.1	91.5	89.2	91.1
Dilutive shares (additional common shares issuable under stock-based awards)	1.5	1.7	1.7	1.8
(E) Weighted average number of common shares outstanding, assuming dilution	90.6	93.2	90.9	92.9
Net income per common share:
Continuing operations (A) ÷ (D)	$1.00	$.89	$2.90	$2.39
Discontinued operations (B) ÷ (D)	–	–	–	–
Net income per common share (C) ÷ (D)	$1.00	$.89	$2.90	$2.39
Net income (loss) per common share, assuming dilution:
Continuing operations (A) ÷ (E)	$.98	$.87	$2.85	$2.35
Discontinued operations (B) ÷ (E)	–	.01	–	(.01)
Net income per common share, assuming dilution (C) ÷ (E)	$.98	$.88	$2.85	$2.34

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled approximately .1 million shares and .2 million shares for the three and nine months ended October 1, 2016, respectively, and approximately .5 million and 1 million shares for the three and nine months ended October 3, 2015, respectively.

Avery Dennison Corporation

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine months ended October 1, 2016 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2016	$(158.9)	$(521.6)	$(2.5)	$(683.0)
Other comprehensive income (loss) before reclassifications, net of tax	21.1	(46.7)	(2.2)	(27.8)
Reclassifications to net income, net of tax	–	39.8	2.0	41.8
Net current-period other comprehensive income (loss), net of tax	21.1	(6.9)	(.2)	14.0
Balance as of October 1, 2016	$(137.8)	$(528.5)	$(2.7)	$(669.0)

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine months ended October 3, 2015 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 3, 2015	$(19.9)	$(525.6)	$–	$(545.5)
Other comprehensive (loss) income before reclassifications, net of tax	(129.6)	(.5)	.6	(129.5)
Reclassifications to net income, net of tax	–	18.2	(1.4)	16.8
Net current-period other comprehensive (loss) income, net of tax	(129.6)	17.7	(.8)	(112.7)
Balance as of October 3, 2015	$(149.5)	$(507.9)	$(.8)	$(658.2)

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) income from continuing operations were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$(1.2)	$1.4	$(2.1)	$2.7	Cost of products sold
Commodity contracts	–	(.1)	(.6)	(.9)	Cost of products sold
Interest rate contracts	(.1)	(.1)	(.1)	(.1)	Interest expense
	(1.3)	1.2	(2.8)	1.7	Total before tax
	.4	(.2)	.8	(.3)	Provision for income taxes
	(.9)	1.0	(2.0)	1.4	Net of tax
Pension and other postretirement benefits(1)	(6.5)	(7.5)	(60.3)	(26.3)
	2.1	2.4	20.5	8.1	Provision for income taxes
	(4.4)	(5.1)	(39.8)	(18.2)	Net of tax
Total reclassifications for the period	$(5.3)	$(4.1)	$(41.8)	$(16.8)	Total, net of tax

(1) See Note 6, “Pension and Other Postretirement Benefits,” for more information.

Avery Dennison Corporation

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Pension and other postretirement benefits	$2.0	$2.4	$(4.7)	$9.1
Cash flow hedges	(.1)	(.1)	–	(.2)
Income tax expense (benefit) related to components of other comprehensive income (loss)	$1.9	$2.3	$(4.7)	$8.9

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of October 1, 2016:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$18.9	$12.7	$6.2	$–
Derivative assets	2.1	.1	2.0	–
Bank drafts	15.9	15.9	–	–

Liabilities
Derivative liabilities	$3.1	$–	$3.1	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of January 2, 2016:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$17.9	$11.3	$6.6	$–
Derivative assets	5.6	–	5.6	–
Bank drafts	24.8	24.8	–	–

Liabilities
Derivative liabilities	$5.2	$.7	$4.5	$–

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of October 1, 2016, trading securities of $.4 million and $18.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of January 2, 2016, trading securities of $.3 million and $17.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.

We utilized an income approach to estimate the fair values of the identifiable intangibles acquired from Mactac, using primarily Level 3 inputs. The discount rates we used to value these assets were between 10% and 12%.

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

Environmental

As of October 1, 2016, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination.  No settlement of our liability related to any of the sites has been agreed upon.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

The activity for the nine months ended October 1, 2016 related to our environmental liabilities was as follows:

(In millions)
Balance at January 2, 2016	$17.7
Charges (reversals), net	6.1
Payments	(5.9)
Balance at October 1, 2016	$17.9

As of October 1, 2016 and January 2, 2016, approximately $9 million and $7 million, respectively, of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

Note 16.  Segment Information

Financial information from continuing operations by reportable segment is set forth below:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales to unaffiliated customers
Pressure-sensitive Materials	$1,123.8	$1,083.7	$3,360.9	$3,318.4
Retail Branding and Information Solutions	370.9	366.8	1,127.0	1,138.7
Vancive Medical Technologies	14.0	17.6	47.8	55.0
Net sales to unaffiliated customers	$1,508.7	$1,468.1	$4,535.7	$4,512.1
Intersegment sales
Pressure-sensitive Materials	$16.3	$14.6	$49.0	$46.5
Retail Branding and Information Solutions	.5	.3	1.6	1.5
Vancive Medical Technologies	.1	1.2	.4	4.4
Intersegment sales	$16.9	$16.1	$51.0	$52.4
Income from continuing operations before taxes
Pressure-sensitive Materials	$138.7	$130.5	$425.6	$383.2
Retail Branding and Information Solutions	28.4	25.1	82.8	54.3
Vancive Medical Technologies	(.9)	(1.2)	(.2)	(4.7)
Corporate expense	(23.5)	(23.6)	(112.0)	(70.1)
Interest expense	(14.7)	(14.7)	(45.4)	(45.3)
Income from continuing operations before taxes	$128.0	$116.1	$350.8	$317.4
Other expense, net by reportable segment
Pressure-sensitive Materials	$2.7	$1.1	$11.2	$13.8
Retail Branding and Information Solutions	1.5	3.9	7.3	29.4
Vancive Medical Technologies	.4	1.7	.5	3.4
Corporate	–	.3	41.4	2.4
Other expense, net	$4.6	$7.0	$60.4	$49.0
Other expense, net by type
Restructuring charges:
Severance and related costs	$1.9	$4.7	$10.7	$35.0
Asset impairment charges and lease cancellation costs	.7	1.9	3.9	5.5
Other items:
Loss from settlement of pension obligations	–	–	41.4	–
Transaction costs	2.0	–	4.1	–
Loss (gain) on sale of assets	–	–	.3	(1.7)
Loss on sale of product line and related transaction and exit costs	–	.2	–	10.5
Legal settlements	–	.2	–	(.3)
Other expense, net	$4.6	$7.0	$60.4	$49.0

Note 17.  Recent Accounting Requirements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to reduce the diversity in the presentation of certain cash receipts and cash payments presented and classified in the statement of cash flows.  This guidance requires retrospective adoption and will be effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the impact of this guidance on our cash flows.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. We are currently assessing the timing of our adoption of this guidance and its impact on our financial position, results of operations, cash flows, and disclosures.

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

In May 2014, and in subsequent updates, the FASB issued revised guidance on revenue recognition. This revised guidance provides a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This revised guidance will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This revised guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This revised guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and can be applied retrospectively either to each prior reporting period presented or with the cumulative effect of adoption recognized at the date of initial application. Early adoption is permitted for fiscal periods beginning after December 15, 2016. We are currently evaluating which transition method to elect and we expect to adopt this guidance in the first quarter of 2018. Based on the information we have evaluated to date, we do not anticipate that the adoption of this revised guidance will have a significant impact on our financial position, results of operations, or cash flows.

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

•            Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments, plus (minus) free cash outflow (inflow) from discontinued operations. We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.

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

Net Sales

The factors impacting the reported sales change are shown in the table below:

	Three Months Ended	Nine Months Ended
	October 1, 2016	October 1, 2016
Reported sales change	3%	1%
Foreign currency translation	2	3
Acquisitions/divestiture	(2)	–
Organic sales change	3%	4%

In the three and nine months ended October 1, 2016, net sales increased on an organic basis primarily due to higher volume.

Income from Continuing Operations

Income from continuing operations increased approximately $41 million in the first nine months of 2016 compared to the same period last year. The primary factors affecting income from continuing operations for the first nine months of 2016 were as follows:

Positive factors:

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Higher volume

•                  Lower restructuring charges

Offsetting factors:

•                  Higher employee-related costs

•                  Loss from settlement of pension obligations

•                  Net impact of pricing and raw material input costs

•                  Unfavorable mix

Cost Reduction Actions

2015/2016 Actions

During the first nine months ended October 1, 2016, we recorded $15 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 that we expect to continue through 2016 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 310 positions, lease cancellation costs, and asset impairment charges.

During fiscal year 2015, we recorded $26.1 million in restructuring charges, net of reversals, related to our 2015/2016 Actions. These charges consisted of severance and related costs for the reduction of approximately 430 positions, lease cancellation costs, and asset impairment charges.

No employees impacted by our 2015/2016 Actions taken through October 1, 2016 remained employed with us as of such date. We expect charges and payments related to these actions to be substantially completed in 2016.

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

Approximately 25 employees impacted by our 2014/2015 Actions remained employed with us as of October 1, 2016. We expect charges and payments related to these actions to be substantially completed in 2016.

Avery Dennison Corporation

Impact of Cost Reduction Actions

In 2016, we expect to realize more than $75 million in savings, net of transition costs, from our 2015/2016 Actions and 2014/2015 Actions.  We anticipate carryover savings from these actions in 2017.

Restructuring charges were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Acquisitions

On August 1, 2016, we completed the acquisition of the European business of MACtac (“Mactac”) from Platinum Equity through the purchase of Evergreen Holding V, LLC. Mactac manufactures pressure-sensitive materials that complement our existing graphics portfolio and has been included in our Pressure-sensitive Materials segment. The total consideration for this acquisition, net of cash received, was approximately $222 million, which we funded primarily through existing credit facilities. The purchase price is subject to certain adjustments in accordance with the terms of the purchase agreement.

Due to the time required to complete our assessment, the final valuation of certain acquired assets and liabilities, including property, plant and equipment, intangible assets, taxes, and environmental and asset retirement obligations, is currently pending.

This acquisition was not material to our condensed consolidated financial statements.

Free Cash Flow

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net cash provided by operating activities	$365.7	$282.2
Purchases of property, plant and equipment	(104.9)	(89.6)
Purchases of software and other deferred charges	(16.6)	(9.0)
Proceeds from sales of property, plant and equipment	4.3	7.1
Purchases of investments, net	(.8)	(.2)
Plus: free cash outflow from discontinued operations	–	.6
Free cash flow	$247.7	$191.1

During the first nine months of 2016, cash flow from operating activities increased compared to the same period last year primarily due to higher net income, lower income tax payments, and benefits from changes in operational working capital, partially offset by higher incentive compensation payments. During the first nine months of 2016, free cash flow increased compared to the same period last year primarily due to higher cash flow from operating activities, partially offset by higher capital and software expenditures in 2016.

Outlook

Certain factors that we believe may contribute to our full year 2016 results are described below:

•                  We expect net sales growth of 1% to 1.5%, including organic sales growth of 3% to 3.5%, the impact of currency translation, and the effect of acquisitions net of divestitures.

•                  We expect earnings to increase.

•                  Based on currency rates in effect during October 2016, we expect currency translation to reduce net sales by approximately 2.5% and reduce pre-tax income by approximately $16 million.

•                  We expect the Mactac acquisition to increase our full-year reported net sales by approximately 1% and immaterially impact net income due to related transition costs.

•                  We expect our full-year effective tax rate to be approximately 33%.

•                  We anticipate capital and software expenditures of approximately $200 million.

•                  We estimate cash restructuring charges of approximately $20 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

Income from Continuing Operations before Taxes

	Three Months Ended
(In millions, except percentages)	October 1, 2016	October 3, 2015
Net sales	$1,508.7	$1,468.1
Cost of products sold	1,091.1	1,062.2
Gross profit	417.6	405.9
Marketing, general and administrative expense	270.3	268.1
Interest expense	14.7	14.7
Other expense, net	4.6	7.0
Income from continuing operations before taxes	$128.0	$116.1

Gross profit margin	27.7%	27.6%

Gross Profit Margin

Gross profit margin for the third quarter of 2016 increased compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, and higher volume, partially offset by the net impact of pricing and raw material input costs, higher employee-related costs, and unfavorable mix.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the third quarter of 2016 compared to the same period last year reflecting higher employee-related costs and other items, partially offset by benefits from productivity initiatives, including savings from restructuring, net of transition costs.

Other Expense, net

	Three Months Ended
(In millions)	October 1, 2016	October 3, 2015
Other expense, net by type
Restructuring charges:
Severance and related costs	$1.9	$4.7
Asset impairment charges and lease cancellation costs	.7	1.9
Other items:
Transaction costs	2.0	–
Loss on sale of product line	–	.2
Legal settlement	–	.2
Other expense, net	$4.6	$7.0

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding charges associated with restructuring.

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts)	October 1, 2016	October 3, 2015
Income from continuing operations before taxes	$128.0	$116.1
Provision for income taxes	38.9	34.8
Income from continuing operations	89.1	81.3
Loss from discontinued operations	–	.4
Net income	$89.1	$81.7
Net income per common share	$1.00	$.89
Net income per common share, assuming dilution	.98	.88

Effective tax rate for continuing operations	30.4%	30.0%

Provision for Income Taxes

The effective tax rate for the three months ended October 1, 2016 reflected the impact of favorable geographic mixture of pretax income and included the following: $4.8 million of tax expense resulting from return to provision adjustments pursuant to the completion of the 2015 U.S. federal tax return; $1 million of tax benefit from our change in judgment about

Avery Dennison Corporation

tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; $17.7 million of tax expense associated with the tax cost to repatriate non-permanently reinvested earnings of certain foreign subsidiaries; and $11.1 million of tax benefit resulting from effective settlements of tax examinations in various foreign jurisdictions.

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

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER

Operating income refers to income before interest and taxes.

Pressure-sensitive Materials

	Three Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net sales including intersegment sales	$1,140.1	$1,098.3
Less intersegment sales	(16.3)	(14.6)
Net sales	$1,123.8	$1,083.7
Operating income(1)	138.7	130.5
(1)Included costs associated with restructuring in both years and transaction costs in 2016.	$2.7	$1.1

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
October 1, 2016
Reported sales change	4%
Foreign currency translation	2
Acquisitions	(2)
Organic sales change(1)	3%

(1)Total may not sum due to rounding

In the third quarter of 2016, net sales increased on an organic basis primarily due to higher volume. Net sales increased on an organic basis at a high-single digit rate in emerging markets and at a low-single digit rate in Western Europe, and decreased on an organic basis at a low-single digit rate in North America.

In the third quarter of 2016, net sales increased on an organic basis at a mid-single digit rate for the Materials product group. In the third quarter of 2016, net sales decreased on an organic basis at a low-double digit rate for the Performance Tapes product group primarily due to a program loss with a large customer.

Operating Income

Operating income increased in the third quarter of 2016 compared to the same period last year due to benefits from productivity initiatives, including savings from restructuring, net of transition costs, and higher volume, partially offset by the net impact of pricing and raw material input costs and unfavorable mix.

Avery Dennison Corporation

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net sales including intersegment sales	$371.4	$367.1
Less intersegment sales	(.5)	(.3)
Net sales	$370.9	$366.8
Operating income(1)	28.4	25.1
(1) Included costs associated with restructuring in both years and loss on sale of a product line in 2015.	$1.5	$3.9

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
October 1, 2016
Reported sales change	1%
Foreign currency translation	1
Organic sales change	2%

In the third quarter of 2016, net sales increased on an organic basis due to higher volume from sales of radio-frequency identification products.

Operating Income

Operating income increased in the third quarter of 2016 compared to the same period last year primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume, partially offset by higher employee-related costs and other items.

Vancive Medical Technologies

	Three Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net sales including intersegment sales	$14.1	$18.8
Less intersegment sales	(.1)	(1.2)
Net sales	$14.0	$17.6
Operating loss(1)	(.9)	(1.2)
(1)Included costs associated with restructuring in both years.	$.4	$1.7

Net Sales

The factors impacting the reported sales change are shown in the table below:

	Three Months Ended
	October 1, 2016
Reported sales change	(20	) %
Foreign currency translation	–
Organic sales change	(20	) %

In the third quarter of 2016, net sales decreased on an organic basis due to lower volume.

Operating Loss

Operating loss decreased in the third quarter of 2016 compared to the same period last year primarily due to lower restructuring charges and a reduction in operating costs, partially offset by lower volume.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

Income from Continuing Operations before Taxes

	Nine Months Ended
(In millions, except percentages)	October 1, 2016	October 3, 2015
Net sales	$4,535.7	$4,512.1
Cost of products sold	3,261.4	3,258.6
Gross profit	1,274.3	1,253.5
Marketing, general and administrative expense	817.7	841.8
Interest expense	45.4	45.3
Other expense, net	60.4	49.0
Income from continuing operations before taxes	$350.8	$317.4

Gross profit margin	28.1%	27.8%

Gross Profit Margin

Gross profit margin for the first nine months of 2016 increased compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, higher volume, and the impact of changes in currency rates, partially offset by higher employee-related costs, unfavorable mix, and the net impact of pricing and raw material input costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first nine months of 2016 compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, lower restructuring charges, and the favorable impact of foreign currency translation, partially offset by higher employee-related costs.

Other Expense, net

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Other expense, net by type
Restructuring charges:
Severance and related costs	$10.7	$35.0
Asset impairment charges and lease cancellation costs	3.9	5.5
Other items:
Loss from settlement of pension obligations	41.4	–
Transaction costs	4.1	–
Loss (gain) on sale of assets	.3	(1.7)
Loss on sale of product line and related transaction and exit costs	–	10.5
Legal settlement	–	(.3)
Other expense, net	$60.4	$49.0

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Refer to Note 6, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information regarding loss from settlement of pension obligations.

Avery Dennison Corporation

Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts)	October 1, 2016	October 3, 2015
Income from continuing operations before taxes	$350.8	$317.4
Provision for income taxes	92.1	99.5
Income from continuing operations	258.7	217.9
Loss from discontinued operations	–	(.6)
Net income	$258.7	$217.3
Net income per common share	$2.90	$2.39
Net income per common share, assuming dilution	2.85	2.34

Effective tax rate for continuing operations	26.3%	31.3%

Provision for Income Taxes

The effective tax rate for the nine months ended October 1, 2016 reflected the impact of favorable geographic mixture of pretax income and included the following: $3.1 million of tax expense resulting from return to provision adjustments pursuant to the completion of the 2015 U.S. federal tax return; $7.1 million of tax benefit from our change in judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; $26.9 million of tax expense associated with the tax cost to repatriate non-permanently reinvested earnings of certain foreign subsidiaries; $11.1 million of tax benefit resulting from effective settlements of tax examinations in various foreign jurisdictions; $6.7 million of tax benefit from the release of valuation allowances against certain deferred tax assets in a foreign jurisdiction associated with a structural simplification approved by the tax authority; and $3.3 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.

The effective tax rate for the nine months ended October 1, 2016 compared to the effective tax rate for the nine months ended October 3, 2015 was impacted by favorable effective settlements in various foreign jurisdictions, favorable geographic mixture of pretax income, and a tax benefit from the release of valuation allowances against deferred tax assets.

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

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Operating income refers to income from continuing operations before interest and taxes.

Pressure-sensitive Materials

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net sales including intersegment sales	$3,409.9	$3,364.9
Less intersegment sales	(49.0)	(46.5)
Net sales	$3,360.9	$3,318.4
Operating income(1)	425.6	383.2
(1) Included costs associated with restructuring in both years, transaction costs in 2016, and a gain on sale of an asset in 2015.	$11.2	$13.8

Net Sales

The factors impacting the reported sales change are shown in the table below:

Nine Months Ended
October 1, 2016
Reported sales change	1%
Foreign currency translation	4
Acquisitions	(1)
Organic sales change	4%

In the first nine months of 2016, net sales increased on an organic basis primarily due to higher volume. Net sales increased on an organic basis at a high-single digit rate in emerging markets and at a low-single digit rate in Western Europe, and decreased on an organic basis at a low-single digit rate in North America.

In the first nine months of 2016, net sales increased on an organic basis at a mid-single digit rate for the Materials product group. In the first nine months of 2016, net sales decreased on an organic basis at a high-single digit rate for the Performance Tapes product group primarily due to a program loss with a large customer.

Operating Income

Operating income increased in the first nine months of 2016 compared to the same period last year primarily reflecting benefits from productivity initiatives, including savings from restructuring, net of transition costs, and higher volume, partially offset by higher employee-related costs, unfavorable mix, and the unfavorable impact of currency translation.

Retail Branding and Information Solutions

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net sales including intersegment sales	$1,128.6	$1,140.2
Less intersegment sales	(1.6)	(1.5)
Net sales	$1,127.0	$1,138.7
Operating income(1)	82.8	54.3
(1) Included costs associated with restructuring in both years, transaction costs in 2016, loss on sale of an asset in 2016, loss on sale of a product line in 2015, and a legal settlement in 2015.	$7.3	$29.4

Net Sales

The factors impacting the reported sales change are shown in the table below:

	Nine Months Ended
	October 1, 2016
Reported sales change	(1	) %
Foreign currency translation	2
Product line divestiture	2
Organic sales change	3%

In the first nine months of 2016, net sales increased on an organic basis due to higher volume from sales of radio-frequency identification products.

Operating Income

Operating income increased in the first nine months of 2016 compared to the same period last year primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, higher volume, lower restructuring charges, and the loss on sale of a product line and related costs in the prior year, partially offset by higher employee-related costs and the impact of strategic pricing actions.

Avery Dennison Corporation

Vancive Medical Technologies

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net sales including intersegment sales	$48.2	$59.4
Less intersegment sales	(.4)	(4.4)
Net sales	$47.8	$55.0
Operating loss(1)	(.2)	(4.7)
(1) Included costs associated with restructuring in both years.	$.5	$3.4

Net Sales

The factors impacting the reported sales change are shown in the table below:

	Nine Months Ended
	October 1, 2016
Reported sales change	(13	) %
Foreign currency translation	–
Organic sales change	(13	) %

In the first nine months of 2016, net sales decreased on an organic basis primarily due to lower volume.

Operating Loss

Operating loss decreased in the first nine months of 2016 compared to the same period last year reflecting lower operating costs and lower restructuring charges, partially offset by lower volume.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Operating Activities

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net income	$258.7	$217.3
Depreciation and amortization	135.5	142.8
Provision for doubtful accounts and sales returns	33.8	36.6
Net losses from asset impairments and sales/disposals of assets	3.8	10.9
Stock-based compensation	20.1	18.4
Loss from settlement of pension obligations	41.4	–
Other non-cash expense and loss	34.7	38.9
Changes in assets and liabilities and other adjustments	(162.3)	(182.7)
Net cash provided by operating activities	$365.7	$282.2

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first nine months of 2016, cash flow from operating activities increased compared to the same period last year primarily due to higher net income, lower income tax payments, and benefits from changes in operational working capital, partially offset by higher incentive compensation payments.

Investing Activities

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Purchases of property, plant and equipment	$(104.9)	$(89.6)
Purchases of software and other deferred charges	(16.6)	(9.0)
Proceeds from sales of property, plant and equipment	4.3	7.1
Purchases of investments, net	(.8)	(.2)
Payments for acquisitions, net of cash acquired	(227.5)	–
Other	–	1.5
Net cash used in investing activities	$(345.5)	$(90.2)

Capital and Software Spending

During the first nine months of 2016 and 2015, we invested in new equipment to support growth, primarily in Asia, and to improve manufacturing productivity.

During the first nine months of 2016, information technology investments were primarily associated with standardization initiatives in North America. During the first nine months of 2015, information technology investments were primarily associated with standardization initiatives in Asia and North America.

Payments for Acquisitions, Net of Cash Acquired

In connection with the Mactac acquisition, we paid consideration, net of cash received, of approximately $222 million, which we funded primarily through existing credit facilities. The purchase price is subject to certain adjustments in accordance with the terms of the purchase agreement.

Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Other

In May 2015, we received $1.5 million from the sale of a product line in our RBIS reportable segment.  Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Financing Activities

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net increase (decrease) in borrowings (maturities of three months or less)	$242.0	$(109.8)
Payments of debt (maturities greater than three months)	(1.9)	(6.2)
Dividends paid	(106.2)	(99.6)
Share repurchases	(181.5)	(108.5)
Proceeds from exercises of stock options, net	63.4	78.4
Other	(4.4)	(1.2)
Net cash provided by (used in) financing activities	$11.4	$(246.9)

Borrowings and Repayment of Debt

During the first nine months of 2016, our commercial paper borrowings were used mainly to fund the Mactac acquisition, share repurchase activity, capital expenditures, and dividend payments. During the first nine months of 2015, our commercial paper borrowings were used mainly to fund share repurchase activity, dividend payments, and capital expenditures given the seasonality of our cash flow.

Dividend Payments

We paid dividends of $1.19 per share in the first nine months of 2016 compared to $1.09 per share in the same period last year. In April 2016, we increased our quarterly dividend to $.41 per share, representing an 11% increase from our previous dividend rate of $.37 per share.

Share Repurchases

During the first nine months of 2016, we repurchased approximately 2.7 million shares of our common stock at an aggregate cost of $181.5 million. During the first nine months of 2015, we repurchased approximately 1.9 million shares of our common stock at an aggregate cost of $108.5 million.

As of October 1, 2016, approximately $186 million remained authorized for repurchase under our current board authorization of $500 million (exclusive of any fees, commissions, or other expenses related to such repurchases).

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the nine months ended October 1, 2016, goodwill increased by approximately $135 million to $822 million, which primarily reflected the preliminary valuation of goodwill associated with the Mactac acquisition and foreign currency translation.

In the nine months ended October 1, 2016, other intangibles resulting from business acquisitions, net, increased by approximately $25 million to $71 million, which reflected preliminary valuation of other intangibles resulting from the Mactac acquisition, partially offset by current year amortization expense.

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the nine months ended October 1, 2016, other assets decreased by approximately $8 million to $398 million, which reflected amortization expense related to software and other deferred charges, net of purchases, partially offset by an increase in the cash surrender value of our corporate-owned life insurance policies.

Shareholders’ Equity Accounts

In the nine months ended October 1, 2016, the balance of our shareholders’ equity increased by approximately $77 million to $1.04 billion, which primarily reflected net income, the use of treasury shares to settle exercises of stock options and vesting of stock-based awards and to fund contributions to our U.S. defined contribution plan, partially offset by share repurchases and dividend payments.

Impact of Foreign Currency Translation

Nine Months Ended
(In millions)	October 1, 2016
Change in net sales	$(131)
Change in net income	(10)

Avery Dennison Corporation

International operations generated approximately 74% of our net sales during the nine months ended October 1, 2016.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first nine months of 2016 compared to the same period last year primarily related to sales in China, Argentina, and Brazil, as well as euro-denominated sales.

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

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities), as a percentage of annualized net sales, improved in the first nine months of 2016 compared to the same period last year primarily driven by increases in short-term debt associated with the reclassification of senior notes to current portion of long-term debt due on October 1, 2017, and increases in commercial paper borrowings to fund the Mactac acquisition.  The improvement in the working capital ratio was also attributable to a decrease in current deferred taxes as a result of the prospective adoption of accounting guidance to classify deferred taxes as non-current in the fourth quarter of 2015, partially offset by an increase in trade accounts receivable.

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize our cash flow and return on investment.

	Nine Months Ended
(Dollars in millions)	October 1, 2016	October 3, 2015
(A) Working capital	$(42.5)	$451.3
Reconciling items:
Cash and cash equivalents	(189.4)	(143.8)
Other current assets	(183.3)	(260.8)
Assets held for sale	(5.9)	–
Short-term borrowings and current portion of long-term debt and capital leases	587.6	85.1
Other current liabilities	601.8	539.2
(B) Operational working capital	$768.3	$671.0
(C) Annualized net sales (year-to-date sales, divided by three and multiplied by four)	$6,047.6	$6,016.1
Working capital, as a percentage of annualized net sales (A) ÷ (C)	(.7)%	7.5%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	12.7%	11.2%

Accounts Receivable Ratio

The average number of days sales outstanding was 63 in the first nine months of 2016 compared to 61 in the first nine months of 2015. The average number of days outstanding was calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months of 2016 and 2015, respectively.  The increase in the average number of days sales outstanding from the prior year primarily reflected the timing of collections and the impact of foreign currency translation.

Inventory Ratio

Average inventory turnover decreased from 8.5 in the first nine months of 2015 to 8.1 in the first nine months of 2016. The average inventory turnover was calculated using the annualized cost of sales (cost of sales for the first nine months of 2016 and 2015, respectively, divided by three and multiplied by four) divided by the three-quarter average inventory balance.  The decrease in the current year average inventory turnover primarily reflected the timing of inventory purchases.

Accounts Payable Ratio

The average number of days payables outstanding was 72 in the first nine months of 2016 compared to 71 in the first nine months of 2015. The average number of days payable outstanding was calculated using the three-quarter average accounts payable balance divided

Avery Dennison Corporation

by the average daily cost of products sold for the first nine months of 2016 and 2015, respectively. The increase in average number of days payable outstanding from the prior year primarily reflected the impact of foreign currency translation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At October 1, 2016, we had cash and cash equivalents of $189.4 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At October 1, 2016, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings. However, if we were to repatriate incremental foreign earnings, we may be subject to additional taxes in the U.S.

The Revolver is used as a back-up facility for our commercial paper program and can be used to finance other corporate requirements. The Revolver is scheduled to mature on October 3, 2019, but the maturity date may be extended for additional one-year periods under certain circumstances. The commitments under the Revolver may be increased by up to $325 million, subject to lender approval and other customary requirements.  As of October 1, 2016, there was no balance outstanding under the Revolver. Refer to Note 5, “Debt and Capital Leases,” to the unaudited Condensed Consolidated Financial Statements for more information.

In March 2016, we entered into an agreement with three commercial paper dealers to establish a Euro-Commercial Paper Program pursuant to which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. Proceeds from issuances under this program may be used for general corporate purposes. The maturities of the notes may vary, but may not exceed 364 days from the date of issuance. Our payment obligations with respect to any notes issued under this program would be backed by the Revolver. There are no financial covenants under this program. As of October 1, 2016, $210.3 million was outstanding under this program.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $243 million in the first nine months of 2016 to $1.28 billion, primarily reflecting an increase in commercial paper borrowings used to fund the Mactac acquisition, share repurchase activity, dividend payments, and capital expenditures, as well as an increase in short-term borrowings to support operational requirements.

Credit ratings are a significant factor in our ability to raise short- and long-term financing.  The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings.  A downgrade of our short-term credit ratings below current levels could impact our ability to access commercial paper markets.  If our access to commercial paper markets were to become limited, the Revolver and our other credit facilities would be available to meet our short-term funding requirements, if necessary. When determining a credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.  We remain committed to maintaining an investment grade rating.

We will explore a debt offering in the first half of 2017 to refinance the senior notes that will mature in 2017, as well as the commercial paper used to fund the Mactac acquisition.

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

RECENT ACCOUNTING REQUIREMENTS

Refer to Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016.

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

Changes in Internal Control Over Financial Reporting

We periodically assess our internal control environment. During 2014, we began a phased implementation of a new transactional system in our RBIS reportable segment that is expected to continue through 2018. Processes affected by this implementation include, among other things, order management, pricing, shipping, general accounting and planning. Where appropriate, we are reviewing related internal controls and making changes. Other than this implementation, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We acquired Mactac on August 1, 2016, and we are currently in the process of reviewing our internal control structure. We will make any necessary changes as we integrate Mactac into our overall internal control over financial reporting process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the third quarter of 2016 are listed in the following table.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
July 3, 2016 – July 30, 2016	106.5	$73.01	106.5
July 31, 2016 – August 27, 2016	10.0	78.03	10.0
August 28, 2016 – October 1, 2016	166.7	77.14	166.7
Total	283.2	$75.62	283.2	$185.7

(1) The periods shown are our fiscal months during the thirteen-week quarter ended October 1, 2016.

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

November 1, 2016