Form 10-K
period 2016-12-31
Avery Dennison Corp
filed 2017-02-23
CIK 8818

2016 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

         The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 2, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $6,414,034,778.

         Number of shares of common stock, $1 par value, outstanding as of January 28, 2017, the end of the registrant's most recent fiscal month: 88,123,603.

         The following documents are incorporated by reference into the Parts of this Form 10-K below indicated:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended December 31, 2016	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 2017	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2016 ANNUAL REPORT ON FORM 10-K

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

Business Overview and Reportable Segments

        Our businesses include the production of pressure-sensitive materials and a variety of tickets, tags, labels and other converted products. Some pressure-sensitive materials are sold to label printers and converters that convert the materials into labels and other products through embossing, printing, stamping and die-cutting. Some materials are sold by us in converted form as tapes and reflective sheeting. We also manufacture and sell a variety of other converted products and items not involving pressure-sensitive components, such as fasteners, tickets, tags, radio-frequency identification ("RFID") inlays and tags, and imprinting equipment and related services, which we market to retailers, apparel manufacturers, and brand owners.

        In the fourth quarter of 2016, we changed our operating structure to align with our overall business strategy, and our Chief Executive Officer, who is also our chief operating decision maker, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result of these events, our fiscal year 2016 results are reported based on our new reportable segments described below and in Note 15, "Segment Information." We have reclassified certain prior period amounts to reflect our new operating structure.

        Our reportable segments for fiscal year 2016 were:

  •
  Label and Graphic Materials ("LGM");

  •
  Retail Branding and Information Solutions ("RBIS"); and

  •
  Industrial and Healthcare Materials ("IHM").

        These segment changes resulted in the movement of performance tapes (previously part of the former Pressure-sensitive Materials segment) and fastener solutions (previously part of RBIS) into the IHM segment.

        In 2016, the LGM, RBIS, and IHM segments made up approximately 69%, 24% and 7%, respectively, of our total sales.

        In 2016, international operations constituted a substantial majority of our business, representing approximately 75% of our sales. As of December 31, 2016, we operated approximately 180 manufacturing and distribution facilities worldwide and had operations in over 50 countries.

Label and Graphic Materials Segment

        Our LGM segment manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label and packaging materials, Avery Dennison®- and Mactac®-brand graphics, and Avery

Dennison®-brand reflective products. The business of this segment tends not to be seasonal, except for certain outdoor graphics and reflective products.

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

        A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by press-on contact. It generally consists of four layers: a face material, which may be paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive from premature contact with other surfaces that can also serve as a carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive so that the label or other face material may be pressed or rolled into place. Because they are easy to apply without the need for adhesive activation, self-adhesive materials can provide cost savings compared to other materials that require heat- or moisture-activated adhesives.

        Label and packaging materials are sold worldwide to label converters for labeling, decorating, and special applications in the home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits, and food market segments. When used in package decoration applications, the visual appeal of self-adhesive materials can help increase sales of the products on which the materials are applied. Self-adhesive materials are also used to convey a variety of variable information, such as bar codes for mailing or weight and price information for packaged meats and other foods. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials, which can be made into labels of varying sizes and shapes.

        Our graphics and reflective products include a variety of films and other products that are sold to the architectural, commercial sign, digital printing, and other related market segments. We also sell durable cast and reflective films to the construction, automotive, and fleet transportation market segments and reflective films for traffic and safety applications. We provide sign shops, commercial printers and designers a broad range of pressure-sensitive materials to enable them to create impactful and informative brand and decorative graphics. We have an array of pressure-sensitive vinyl and specialty materials designed for digital imaging, screen printing and sign cutting applications.

        In the LGM segment, our larger competitors in label and packaging materials include Raflatac, a subsidiary of UPM-Kymmene Corporation, Lintec Corporation; Ritrama, Inc., Flexcon Corporation, Inc., and various regional firms. For graphics and reflective products, our largest competitors are 3M Company ("3M") and the Orafol Group. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products and service programs, distribution capabilities, brand strength, and new product innovation are the primary advantages in maintaining and further developing our competitive position.

Retail Branding and Information Solutions Segment

        Our RBIS segment designs, manufactures and sells a wide variety of branding and information solutions to retailers, brand owners, apparel manufacturers, distributors and industrial customers on a global basis. This segment experiences some seasonality, with higher volume generally in advance of the spring, fall (back-to-school), and holiday shipping periods. In recent years, as the apparel industry has moved to more frequent seasonal updates, this segment has experienced less seasonality than in previous years.

        The branding solutions of RBIS include creative services, brand embellishments, graphic tickets, tags, and labels, and sustainable packaging. RBIS information solutions include item-level RFID solutions, visibility and loss prevention solutions; price ticketing and marking; care, content, and country of origin compliance solutions; and brand protection and security solutions.

        In the RBIS segment, our primary competitors include Checkpoint Systems, Inc., a subsidiary of CCL Industries Inc., R-pac International Corporation, and SML Group Limited. We believe that our global distribution network, reliable service, product quality and consistency, and ability to serve customers consistently with comprehensive solutions wherever they manufacture are the key advantages in maintaining and further developing our competitive position.

Industrial and Healthcare Materials Segment

        Our IHM segment manufactures and sells Fasson®-brand and Avery Dennison®-brand tapes and fasteners, VanciveTM-brand medical pressure-sensitive adhesive (PSA) based materials and products, and performance polymers. Our tape products include coated tapes and adhesive transfer tapes that are sold for use in non-mechanical fastening, bonding and sealing systems. The mechanical fasteners are primarily precision extruded and injection-molded plastic devices used in various applications in automotive, industrial, and retail applications.

        These tapes and fasteners are sold worldwide to original equipment manufacturers, as well as converters, for use in various bonding and fastening applications in the automotive, electronics, building and construction, other industrial, and personal care segments. The tapes are available in roll form and in a wide range of face materials, sizes, thicknesses and adhesive properties.

        Our Vancive-brand products include an array of PSA materials and products that address the needs of medical device manufacturers, clinicians, and patients for surgical, wound care, ostomy, and electromedical device applications.

        For tapes and bonding solutions, our primary competitors include 3M, Tesa-SE, Nitto Denko Corporation, and various regional firms. We believe that entry of competitors into this field is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products and new product innovation are the most significant advantages in maintaining and further developing our competitive position in this business. For Vancive products, we compete with a variety of specialized medical tapes and converted products suppliers ranging from start-ups to multinational companies. We believe that entry into the medical solutions business is limited by capital and regulatory requirements. For fastener products, there are a variety of competitors supplying extruded and injection molded fasteners and fastener attaching equipment. They range from smaller regional competitors to multinational companies. We believe that entry into this business is limited by capital requirements and technical knowledge. For both our Vancive and fastener solutions businesses, we believe that our ability to serve our customers with high-quality, cost-effective solutions and our innovation capabilities are the most significant factors in developing our competitive positions.

Segment Financial Information

        Certain financial information on our reporting segments for fiscal years 2016, 2015, and 2014 appears in Note 15, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2016 Annual Report to Shareholders (our "2016 Annual Report") and is incorporated herein by reference. Certain prior period amounts have been reclassified to reflect our new reportable segments, as described above.

Foreign Operations

        Certain financial information about our sales by geographic area for fiscal years 2016, 2015, and 2014 appears in Note 15, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2016 Annual Report and is incorporated herein by reference.

Working Capital

        Certain financial information about our working capital for fiscal years 2016, 2015, and 2014 appears in the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7) and is incorporated herein by reference.

Research and Development

        Many of our current products are the result of our research and development efforts. Our research efforts are directed primarily toward developing new products and operating techniques and improving productivity and product performance, often in close association with customers. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries. Additionally, we focus on research projects related to RFID in our RBIS segment and medical technologies in our IHM segment, for both of which we hold and license a number of patents.

        Our expenses for research and development were $89.7 million in 2016, $91.9 million in 2015, and $102.5 million in 2014.

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

        A portion of our manufacturing process for self-adhesive materials utilizes certain organic solvents which, unless controlled, could be emitted into the atmosphere or contaminate soil or groundwater. Emissions of and contamination by these substances are regulated by federal, state, local and foreign governments. In connection with the maintenance and acquisition of certain manufacturing equipment, we invest in solvent capture and control units to assist in regulating these emissions.

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

Available Information

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after electronic filing with or furnishing to the SEC. We also make available on our website our (i) Amended and Restated Certificate of Incorporation, (ii) Amended and Restated Bylaws, (iii) Corporate Governance Guidelines, (iv) Code of Conduct, which applies to our directors, officers and employees, (v) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (vi) charters of the Audit and Finance, Compensation and Executive Personnel, and Governance and Social Responsibility Committees of our Board of Directors, and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge by written request to Corporate Secretary, Avery Dennison Corporation, 207 Goode Avenue, Glendale, California 91203.

        Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.        RISK FACTORS

        The factors and risks discussed below, as well as the matters generally described in this Annual Report on Form 10-K and the documents incorporated herein by reference, could materially adversely affect our business, including our results of operations, cash flows and financial condition, and cause the value of our securities to decline. The risks described below are not exhaustive. Our ability to attain our goals and objectives is dependent on numerous factors and risks, including but not limited to, the ones described below:

The demand for our products is impacted by the effects of, and changes in, worldwide economic, political and market conditions, which could have a material adverse effect on our business.

        In 2016, approximately 75% of our sales were from international operations. We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

        Macroeconomic developments such as continued slower growth in China and parts of South America, the ongoing restructuring efforts relating to European sovereign and other debt obligations, the weakening of local economies in which we operate and uncertainty in the global credit or financial markets leading to the loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates, such as the decline in 2016 in the value of the British pound and declines in the value of the euro and Chinese Yuan (renminbi) seen in recent years. These declines could result in a variety of negative effects, including lower revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles.

        Due to recent changes in the U.S. government, we face uncertainty with respect to trade relations between the U.S. and many of its trading partners. There is significant risk that tariffs or other restrictions could be imposed on products imported from China, Mexico or other countries, or that relations with these countries and U.S. trading parties could more broadly deteriorate. These countries could retaliate by imposing similar tariffs or restrictions on products exported from the U.S. Any of these actions or further developments in U.S. trade relations could have a material adverse effect on our business.

        In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as the ongoing significant civil, political and economic disturbances in places like Russia, Ukraine, Syria, Iraq, Iran, Turkey and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have material adverse effects on our business. We are not able to predict the duration and severity of adverse economic, political or market conditions in the U.S. or other countries.

We are affected by competitive conditions and customer preferences. If we do not compete effectively, we could lose market share or reduce selling prices to maintain market share, which could materially adversely affect our business.

        We are at risk that our competitors, which include certain of our customers and distributors, will expand in our key market segments and implement new technologies, enhancing their competitive position relative to ours. Competitors also may be able to offer additional products, services, lower prices, or other incentives that we cannot or would not offer or that would make our products less profitable. There can be no assurance that we will be able to compete successfully against current or future competitors.

        We also are at risk to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in our incentive programs, or changes in the customer's ability to achieve incentive targets. Changes in customers' preferences for our products can also affect the demand for our products. Decline in demand for our products could have a material adverse effect on our business. For example, in 2016, we announced the loss of a specific customer personal care program that had a negative impact on our business during the year.

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or pass on raw material and labor costs. Raw material cost increases could materially adversely affect our business.

        The environment for raw materials used in our businesses could become challenging and volatile, impacting availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor and energy have occurred in the past, and could recur. In addition, to verify our products as "conflict-free" as required by SEC rules requiring disclosure concerning the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries ("Conflict Mineral Rules"), we could make alternative sourcing and supply decisions for materials used in certain of our products, which could materially adversely affect our pricing terms. Our performance depends in part on our ability to pass on cost increases for raw materials to customers by raising the selling prices for our products and our ability to improve productivity. Depending on market dynamics and the terms of customer contracts, our ability to recover any increased costs of obtaining raw materials from third party suppliers due to the Conflict Mineral Rules or otherwise may be limited.

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

        A substantial portion of our employees and assets are located outside of the U.S. and, for the year ended December 31, 2016, approximately 75% of our sales were generated from customers located outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face with respect to our domestic operations, including our less extensive knowledge of and relationships with contractors, suppliers, distributors and customers in certain of these markets; changes in foreign political, regulatory and economic conditions, including nationally, regionally and locally; materially adverse effects of changes in exchange rates for foreign currencies; challenges with respect to the repatriation of foreign earnings; challenges of complying with a wide variety of foreign laws and regulations, including those relating to sales, corporate governance, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to regulate our international operations and monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, including the United Kingdom's Bribery Act of 2010; differences in lending practices; challenges of complying with applicable export and import control laws and regulations; and differences in languages, cultures and time zones.

        The realization of any of these risks or the failure to comply with any of these laws or regulations could expose us to liabilities and have a material adverse effect on our business.

        In June 2016, the United Kingdom ("UK") held a referendum in which voters approved the UK's exit from the European Union (commonly known as "Brexit"). The immediate impact of Brexit was a significant decline in the value of the British pound compared to the U.S. dollar. There may be further volatility in the value of the British pound and the economic stability of the UK, which may affect our ability to sell products in the UK. There is also uncertainty as to how Brexit will affect the legal and regulatory environment in the UK and European Union, as well as whether it may lead other countries in the European Union to approve similar measures and cause further uncertainty in the region. While our operations in the UK are relatively small, legal and regulatory changes in this region could have a material adverse effect on our business.

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

        As our business environment changes, we may need to adjust our business strategies or restructure our operations or particular businesses. In 2015, we announced a multi-year transformation plan for our former RBIS segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market market strategy, optimize management efficiencies and consolidate our manufacturing footprint. In addition, we have initiated restructuring and investment actions across our businesses designed to increase profitability. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or unprofitable. For example, in the fourth quarter of 2015, we made the decision to exit one of our anticipated growth platforms in our former Vancive segment in order to refocus our efforts on more profitable strategic alternatives. We cannot provide assurance that we will achieve the intended results of any of our business strategies, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.

Our growth strategy includes increased concentration in emerging markets, which could create greater exposure to unstable political conditions, civil unrest, economic volatility and other risks applicable to international operations.

        An increasing amount of our sales are derived from emerging markets, including countries in Asia, Latin America and Eastern Europe. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results can fluctuate significantly based on economic conditions in these regions, which occurred with our results in China in 2016. If we are unable to successfully expand our business in emerging markets or achieve the return on capital we expect as a result of our investments in these countries, our financial performance could be materially adversely affected. In addition to the risks applicable to our international operations, factors that could have a material adverse effect on our operations in these developing and emerging markets include the lack of well-established or reliable legal systems and possible disruptions due to unstable political conditions, civil unrest or economic volatility. These factors could result in decreased consumer purchasing power, reduced demand for our products or an impaired ability to achieve our long-term growth strategy, thereby having a material adverse effect on our business.

If we are unable to develop and successfully market new products and applications, we could compromise our competitive position.

        The timely introduction of new products and improvements in current products helps determine our success. Many of our current products are the result of our research and development efforts. Our research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries. Additionally, we focus on research projects related to RFID in our RBIS segment and medical technologies in our IHM segment, for both of which we hold and license a number of patents. However, research and development is complex and uncertain, requiring innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or end users or we could suffer delays in the production or launch of new products that may not lead to the recovery of our research and development expenditures and, as a result, could compromise our competitive position.

Miscalculation of our infrastructure needs could have a material adverse effect on our business.

        We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate. For example, in September 2015, we completed an expansion of our manufacturing facility located in Kunshan, China and added a new coater to meet our projected demand for pressure-sensitive tapes in China. In 2016, we announced additional investments in capacity to support growth in our U.S. graphics business, in Asia and Luxembourg, and in RFID and heat transfer technology. These infrastructure investments are long-term in nature, and it is possible that these investments may not generate the expected return due to changes in the marketplace, failures to complete implementation, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.

Our future profitability may be materially adversely affected if we generate less productivity improvement than projected.

        We engage in restructuring actions intended to reduce our costs and increase efficiencies across our business segments. For example, in 2015, we announced a multi-year transformation plan for our former RBIS segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. In addition, we intend to continue efforts to reduce costs in our operations, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. The success of these efforts is not assured and lower levels of productivity could reduce profitability. In addition, cost reduction actions could expose us to production risk, loss of sales and employee turnover.

Foreign currency exchange rates, and fluctuations in those rates, may materially adversely affect our business.

        With approximately 75% of our sales for the fiscal year ending December 31, 2016 arising from foreign sales, we are subject to fluctuations in foreign currencies, such as the euro, the Chinese yuan (renminbi), and the British pound which can cause transaction, translation and other losses, and could negatively impact our sales and profitability. Margins on sales of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.

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

        To grow our product lines and expand into new markets, we have made acquisitions in the past and may do so in the future. In 2016, we completed the acquisition of the European business of Mactac, a leading manufacturer of high-quality pressure-sensitive materials serving several graphics, specialty labels and industrial tapes segments, for $220 million. We also announced our agreement to acquire Hanita Coatings, a pressure-sensitive materials manufacturer of specialty films and laminates, for $75 million, subject to customary adjustments. In February 2017, we announced our agreement to acquire Yongle Tape Company Ltd., a manufacturer of specialty tapes and related products used in a variety of industrial markets, for $190 million, which is subject to customary adjustments, with an additional earn-out opportunity of up to $55 million to be paid based on the acquired business' achievement of certain performance targets over the next two years. Various risks, uncertainties, and costs are associated with acquisitions. Effective integration of systems, controls, objectives, personnel, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve, and the results of integration actions are uncertain, particularly given our geographically dispersed organization. In addition, we may not be able to retain key personnel of an acquired company or successfully execute integration strategies and achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and those of the acquired company or companies may suffer due to uncertainty or diversion of management attention. There can be no assurance that any acquisitions will be successful and contribute to our profitability and we may not be able to identify or execute new acquisition opportunities in the future.

Divestures of any of our businesses or product lines could have a material adverse effect on our business.

        We continually evaluate the performance of our businesses and may determine to sell a business or product line. While we believe these divestures are in the best interests of our long-term strategy, they may result in significant write-offs or impairments of assets, including goodwill and other intangible assets. For example, we completed the sale of certain of our assets and liabilities associated with a product line in our former RBIS segment in May 2015 at a loss and incurred impairment charges as well as exit costs, including costs associated with severance payments. Any future divestitures we undertake may also involve additional risks, including separation of operations, products and personnel, diversion of management attention, disruption to our other businesses and loss of key employees. We may not successfully manage these or other risks we may confront in divesting a business or product line, which could have a material adverse effect on our business.

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

        In 2016, approximately 75% of our sales were generated from customers located outside of the U.S., and a substantial portion of our assets and employees were located outside of the U.S. While we are taxed by local authorities on earnings from these sales, we have not accrued U.S. income taxes or foreign withholding taxes on most of our unrepatriated earnings for non-U.S. subsidiaries because we intend to indefinitely reinvest in the operations of those subsidiaries. Our results of operations and cash flows from operating activities may be materially adversely affected if tax rules regarding unrepatriated earnings change, if changes in our domestic cash needs require us to repatriate foreign earnings for which no tax provisions have been made, or if the U.S. international tax rules change as part of comprehensive tax reform or other tax legislation. Due to recent changes in the U.S. government, the impact of future changes in tax laws and regulations and their application by regulators are uncertain.

Significant disruption to the information technology infrastructure that stores our information could materially adversely affect our business.

        We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our global business. Like other information technology systems, ours is susceptible to a number of risks including, but not limited to, damage or interruptions resulting from a variety of causes such as obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, or other malicious attacks and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. For example, in 2016, we announced investment in information technology to upgrade the systems in our North American Label and Graphic Materials business and drive supply chain productivity. We have implemented measures to mitigate our risk related to system and network disruptions, but if a disruption were to occur, we could incur significant losses and remediation costs that could have a material adverse effect on our business. Additionally, we rely on services provided by third-party vendors for a significant portion of our information technology support, development and implementation, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.

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

        Executive succession planning is also important to our long-term success. For example, we experienced several recent key management changes, including the appointments of a new Chief Financial Officer in 2015 and a new Chief Executive Officer in 2016. While we believe we have appropriate succession procedures in place, any failure to ensure effective transfer of knowledge and smooth transitions involving any of our key management or other highly-skilled employees could hinder our strategic planning and execution.

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

We have one U.S. collective bargaining unit and various non-U.S. collective labor arrangements, which make us subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our business.

        Work interruptions or stoppages could significantly impact the volume of products we have available for sale. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to reduce labor costs by closing or downsizing manufacturing facilities to restructure our business because of limitations on personnel and salary changes and similar restrictions. A work stoppage at one or more of our facilities could have a material adverse effect on our business. In addition, if any of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business.

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

        Our overall level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing. Higher debt levels could negatively impact our ability to meet other business needs and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates paid. A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets and increase our borrowing costs. If our access to commercial paper markets were to become limited and we were required to obtain short-term funding under our revolving credit facility or our other credit facilities, we would face increased exposure to variable interest rates.

An increase in interest rates could have a material adverse effect on our business.

        In 2016, our average variable-rate borrowings were approximately $281 million. Increases in short-term interest rates would directly impact the amount of interest we pay. An assumed 20 basis point move in interest rates affecting our variable-rate borrowings (10% of our weighted-average interest rate on floating rate debt) would have increased interest expense by approximately $.5 million on variable-rate borrowings in 2016. Fluctuations in interest rates can increase borrowing costs and have a material adverse effect on our business.

        In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, in December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point for the first time since 2006. The U.S. Federal Reserve raised this rate by an additional quarter of a percentage point in December 2016 and indicated that additional increases would likely be forthcoming in 2017. While it is unclear whether these actions suggest a change in previous monetary policy positions, including but not limited to an elimination of quantitative easing over time, any such change or market expectation of such change may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness, and negatively impact the market price of our common stock.

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

        Changes in the value of our pension assets could materially adversely affect our earnings and cash flows. In particular, the value of our investments may decline due to increases in interest rates or volatility in the financial markets. In addition, we may take actions to reduce the financial volatility associated with our pension liabilities, which could result in charges in the nearer term. In 2016, we incurred approximately $41 million in non-cash charges in connection with the lump-sum settlement of certain pension obligations to terminated vested employees in our U.S. pension plan, which reduced our pension liability by approximately $70 million. Although we mitigate these risks by investing in high quality securities, ensuring adequate diversification of our investment portfolio and monitoring our portfolio's overall risk profile, the value of our investments may nevertheless decline.

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

Unfavorable developments in legal proceedings, investigations and other legal, environmental, compliance and regulatory matters, could impact us in a materially adverse manner.

        Our financial results could be materially adversely affected by an unfavorable outcome to pending or future litigation and investigations, and other legal, environmental, compliance and regulatory matters. See "Legal Proceedings" (Part I, Item 3).

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

        There can be no assurance that any outcome of any litigation, investigation or other legal, environmental, compliance and regulatory matter will be favorable.

We are required to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these laws and regulations could have a material adverse effect on our business.

        We are required to comply with the anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the UK's Bribery Act of 2010. If we fail to comply with anti-corruption laws, we could be subject to substantial civil and criminal penalties, including regulatory fines, monetary damages and incarceration for responsible employees and managers. In addition, if our distributors or agents fail to comply with these laws, we may also be materially adversely affected through reputational harm and penalties.

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

        During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the "ACA") were signed into law in the U.S. The complexities and ramifications of the ACA are significant and continue to be implemented through a phased approach that is expected to continue over the next several years. Recent changes in the U.S. government could lead to repeal of or changes in some or all of the ACA; complying with any new legislation and/or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

        As a result of political, economic and regulatory influences, scrutiny of the healthcare delivery system in the United States can be expected to continue at both the state and federal levels. For example, there have been several changes to the ACA since its enactment and the law is likely to continue to evolve to the extent it continues to be implemented in accordance with its current terms. In addition, the impact on our business of complying with the ACA or any replacement law and responding to the effects of health care reform more broadly are not fully known. Any changes to our healthcare cost structure could have a material adverse effect on our business.

Item 1B.        UNRESOLVED STAFF COMMENTS

        None.

Item 2.        PROPERTIES

        As of December 31, 2016, we operated manufacturing facilities in excess of 100,000 square feet in the locations listed below.

Label and Graphic Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield, and Lowell, Indiana; Fairport Harbor, Mentor, and Painesville, Ohio; Mill Hall and Quakertown, Pennsylvania
Foreign	Soignies, Belgium; Vinhedo, Brazil; Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Rodange, Luxembourg; Bangi, Malaysia; and Cramlington, United Kingdom

Retail Branding and Information Solutions Segment

Domestic	Miamisburg, Ohio
Foreign	Nansha, Panyu, and Suzhou, China; Ancarano, Italy; and Long An Province, Vietnam

Industrial and Healthcare Materials Segment

Domestic	Painesville, Ohio
Foreign	Turnhout, Belgium and Kunshan, China

        In addition to the manufacturing facilities described above, our other principal facilities include our corporate headquarters in Glendale, California and our divisional offices located in Westborough, Massachusetts; Mentor, Ohio; Kunshan, China; and Oegstgeest, the Netherlands.

        We own all of the principal properties identified above, except for facilities in the following locations, which are leased: Glendale, California; Nansha and Panyu, China; Westborough, Massachusetts; Mentor, Ohio; and Oegstgeest, the Netherlands.

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

Item 3.        LEGAL PROCEEDINGS

        As of December 31, 2016, we have been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of the sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

        As of December 31, 2016, our accrued liability associated with environmental remediation was $21.3 million.

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

        See also Note 8, "Contingencies," in the Notes to Consolidated Financial Statements contained in our 2016 Annual Report, which is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The information called for by Item 201 of Regulation S-K appears under "Corporate Information – Stock and Dividend Data" in our 2016 Annual Report and is incorporated herein by reference. We did not sell any unregistered securities during the fourth quarter of 2016.

(b)
Not applicable.

(c)
Repurchases of Equity Securities by Issuer

        Repurchases by us or our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the fourth quarter of 2016 are listed in the following table.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)

October 2, 2016 – October 29, 2016	227.2	$76.57	227.2
October 30, 2016 – November 26, 2016	547.5	70.28	547.5
November 27, 2016 – December 31, 2016	347.2	72.04	347.2

Total	1,121.9	$72.10	1,121.9	$104.9

(1)
The periods shown are our fiscal periods during the thirteen-week quarter ended December 31, 2016.
(2)
Shares in thousands.
(3)
On December 4, 2014, our Board of Directors authorized the repurchase of shares of our common stock in the aggregate amount of up to $500 million (exclusive of any fees, commissions or other expenses related to such purchases), in addition to any outstanding shares authorized under any previous Board authorization. This is the only authorization currently in effect and it will remain in effect until shares in the amount authorized have been repurchased.
(4)
Dollars in millions.

        Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

Item 6.        SELECTED FINANCIAL DATA

        Selected financial data for each of our last five fiscal years appears under "Five-year Summary" in our 2016 Annual Report and is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information called for by this Item appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Annual Report and incorporated herein by reference.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item is contained under "Market-Sensitive Instruments and Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Annual Report and incorporated herein by reference.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this Item is contained in our 2016 Annual Report (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and incorporated herein by reference.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.        CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. (See Management's Report on Internal Control Over Financial Reporting contained in our 2016 Annual Report, which is incorporated herein by reference.)

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2016 Annual Report, which is also incorporated herein by reference.

        Changes in Internal Control over Financial Reporting.    We periodically assess our internal control environment. During 2014, we began a phased implementation of a new transactional system in our RBIS segment that is expected to continue through 2018. Processes affected by this implementation include, among other things, order management, pricing, shipping, purchasing, general accounting and planning. Where appropriate, we are reviewing related internal controls and making changes. Other than this implementation, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION

        None.

 PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 27, 2017 (our "2017 Proxy Statement"), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers called for by this Item appears, in part, on the next page of this report, and is also incorporated by reference from our 2017 Proxy Statement. The information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our 2017 Proxy Statement.

        We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code"), which applies to our Chief Executive Officer, Chief Financial Officer, and Controller/Chief Accounting Officer. The Code is available on our investor website at www.investors.averydennison.com. We will satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code that applies to these officers by disclosing the nature of any such amendment or waiver on our website or in a Current Report on Form 8-K. Our Code of Conduct, which applies to our directors, officers and employees, is also available on our investor website. Our website address is not intended to function as a hyperlink, and the contents of the website are not a part of this Form 10-K, nor are they incorporated herein by reference.

        The information called for by this Item concerning our Audit and Finance Committee is incorporated by reference from our 2017 Proxy Statement.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

Name and Position	Age	Served as Executive Officer since	Former Positions within Past Five Years/ Prior Positions with Avery Dennison
Mitchell R. Butier	45	March 2007	2015-2016	President and Chief Operating Officer
President and			2014-2015	President, Chief Operating Officer and
Chief Executive Officer				Chief Financial Officer
			2010-2014	Senior Vice President and
Chief Financial Officer
			2007-2010	Vice President, Global Finance and
Chief Accounting Officer
			2004-2006	Vice President, Finance, Retail Branding
and Information Solutions
Dean A. Scarborough	61	August 1997	2014-2016	Chairman and Chief Executive Officer
Executive Chairman			2010-2014	Chairman, President and Chief Executive Officer
			2005-2010	President and Chief Executive Officer
			2000-2005	President and Chief Operating Officer
Anne L. Bramman	49	March 2015	2011-2015	Senior Vice President and
Senior Vice President and				Chief Financial Officer,
Chief Financial Officer				Carnival Cruise Line
Lori J. Bondar	56	June 2010	2008-2010	Vice President and Controller
Vice President, Controller and
Chief Accounting Officer
Georges Gravanis	59	May 2015	2015-2016	President, Materials Group
President,			2010-2015	Vice President and General Manager,
Label and Graphic Materials				Materials Group Asia Pacific
			2006-2010	Vice President of Sales,
Roll Materials Europe
			2004-2006	Vice President and General Manager,
Roll Materials Europe Southern Region
Anne Hill	57	May 2007
Senior Vice President and
Chief Human Resources Officer
Susan C. Miller	57	March 2008	2008-2009	Senior Vice President and
Senior Vice President,				General Counsel
General Counsel and Secretary			2007-2008	Vice President and General Counsel
			1998-2006	Assistant General Counsel
Deon Stander	48	August 2016	2013-2015	Vice President and General Manager,
Vice President and				Global Commercial and Innovation,
General Manager,				RBIS
Retail Branding			2010-2012	Vice President and
and Information				General Manager,
Solutions ("RBIS")				Global Commercial RBIS
Michael Johansen	51	December 2016	2015-2016	Vice President and General Manager,
Vice President and				Performance Tapes
General Manager,			2010-2015	Vice President & General Manager,
Industrial and Health Care				RBIS Sourcing Regions & Supply Chain
Materials

(1)
Officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.

Item 11.        EXECUTIVE COMPENSATION

        The information called for by this Item is incorporated by reference from our 2017 Proxy Statement.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this Item is incorporated by reference from our 2017 Proxy Statement.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this Item is incorporated by reference from our 2017 Proxy Statement.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this Item is incorporated by reference from our 2017 Proxy Statement.

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

Dated: February 23, 2017

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

Signature	Title	Date

/s/ Mitchell R. Butier Mitchell R. Butier	President, Chief Executive Officer, and Director	February 23, 2017
/s/ Anne L. Bramman Anne L. Bramman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2017
/s/ Lori J. Bondar Lori J. Bondar	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2017
/s/ Dean A. Scarborough Dean A. Scarborough	Executive Chairman	February 23, 2017
/s/ Bradley A. Alford Bradley A. Alford	Director	February 23, 2017
/s/ Anthony K. Anderson Anthony K. Anderson	Director	February 23, 2017
/s/ Peter K. Barker Peter K. Barker	Director	February 23, 2017

Signature	Title	Date

/s/ Ken C. Hicks Ken C. Hicks	Director	February 23, 2017
/s/ Andres A. Lopez Andres A. Lopez	Director	February 23, 2017
/s/ David E. I. Pyott David E. I. Pyott	Director	February 23, 2017
/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 23, 2017
/s/ Julia A. Stewart Julia A. Stewart	Director	February 23, 2017
/s/ Martha N. Sullivan Martha N. Sullivan	Director	February 23, 2017

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS

        Data incorporated by reference from the attached portions of the 2016 Annual Report to Shareholders of Avery Dennison Corporation:

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016
Consolidated Statements of Income for 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for 2016, 2015 and 2014
Consolidated Statements of Shareholders' Equity for 2016, 2015 and 2014
Consolidated Statements of Cash Flows for 2016, 2015 and 2014
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

        Except for the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements, Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report that is expressly incorporated herein by reference, our 2016 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

S-1

AVERY DENNISON CORPORATION

EXHIBIT INDEX

For the Year Ended December 31, 2016

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011
3.1(ii)	Amended and Restated Bylaws, effective as of October 22, 2015	3.1(ii)	Current Report on Form 10-Q, filed November 3, 2015
4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the "1991 Indenture")	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991
4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the "Supplemental Indenture")	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993
4.3	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series C" under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995
4.4	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series D" under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed December 16, 1996
4.5	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee ("2001 Indenture")	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001
4.6	Officers' Certificate establishing two series of Securities entitled "4.875% Notes due 2013" and "6.000% Notes due 2033" under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003
4.7	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

i

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
4.8	Indenture, dated as of September 25, 2007, among Avery Dennison Office Products Company ("ADOPC"), Registrant and The Bank of New York Trust Company, N.A., as Trustee ("Bank of NY")	99.1	Current Report on Form 8-K, filed October 1, 2007
4.9	Form of 6.625% Guaranteed Notes due 2017	99.1	Current Report on Form 8-K, filed October 1, 2007
4.10	Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed November 20, 2007
4.11	First Supplemental Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3	Current Report on Form 8-K, filed November 20, 2007
4.12	Second Supplemental Indenture, dated as of April 13, 2010, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 13, 2010
4.13	Form of 5.375% Senior Notes due 2020	4.3	Current Report on Form 8-K, filed April 13, 2010
4.14	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013
4.15	Form of 3.35% Senior Notes due 2023	4.3	Current Report on Form 8-K, filed April 8, 2013
10.1	Amended and Restated Credit Agreement, dated as of February 8, 2008, among ADOPC, Registrant, Bank of America, N.A. and Banc of America Securities LLC and JP Morgan Securities Inc. ("ADOPC Credit Agreement")	10.1	Quarterly Report on Form 10-Q, filed August 7, 2008
10.2	Second Amendment to ADOPC Credit Agreement, dated as of January 23, 2009	99.4	Current Report on Form 8-K, filed January 27, 2009
10.3	Third Amended and Restated Credit Agreement, dated as of October 3, 2014, by and among Registrant, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party thereto	10.1	Current Report on Form 8-K, filed October 3, 2014
10.4*	Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.5*	Amended and Restated Supplemental Executive Retirement Plan ("SERP")	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.6*	Letter of Grant to D.A. Scarborough under SERP	10.11.2.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.7*	Letter Agreement with D.A. Scarborough regarding SERP benefits	10.11.2.1	Current Report on Form 8-K, filed December 15, 2010
10.8*	Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995
10.9*	Amended and Restated Retirement Plan for Directors	10.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003
10.10*	Amended and Restated Director Equity Plan ("Director Plan")	10.15.1	Current Report on Form 8-K, filed December 11, 2008
10.11*	Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004
10.12*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan ("EVDCP")	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995
10.13*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.14*	Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995
10.15*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011
10.16*	Amended and Restated Stock Option and Incentive Plan ("Equity Plan")	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012
10.17*	First Amendment to Equity Plan	10.20	2014 Annual Report on Form 10-K, filed February 25, 2015
10.18*	Forms of NQSO Agreement under Equity Plan	10.19.5	2007 Annual Report on Form 10-K, filed February 27, 2008
10.19*	Forms of Equity Agreements under Equity Plan	10.19.6	Current Report on Form 8-K, filed April 30, 2008
10.20*	Forms of Equity Agreements under Equity Plan	10.10.19.9	Current Report on Form 8-K, filed December 11, 2008

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.21*	Additional Forms of Equity Agreements under Equity Plan	10.19.10	Current Report on Form 8-K/A, filed December 11, 2008
10.22*	Senior Executive Annual Incentive Plan	A	2014 Proxy Statement on Schedule 14A, filed March 7, 2014
10.23*	Annual Incentive Plan	10.26	2014 Annual Report on Form 10-K, filed February 25, 2015
10.24*	Complete Restatement and Amendment of Executive Deferred Retirement Plan ("EDRP")	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995
10.25*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.26*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002
10.27*	2005 Executive Variable Deferred Retirement Plan, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013
10.28*	Benefit Restoration Plan, amended and restated ("BRP")	10.32.1	Current Report on Form 8-K/A, filed December 11, 2008
10.29*	First Amendment to BRP	10.32.1	2010 Annual Report on Form 10-K, filed February 28, 2011
10.30*	Amended and Restated Capital Accumulation Plan ("CAP")	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000
10.31*	Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000
10.32*	Key Executive Change of Control Severance Plan	10.35	Quarterly Report on Form 10-Q, filed May 10, 2011
10.33*	Executive Severance Plan	10.36	Quarterly Report on Form 10-Q, filed May 10, 2011
10.34*	Long-Term Incentive Unit Plan	10.43	2012 Annual Report on Form 10-K, filed February 27, 2013
10.35*	Form of Restricted Stock Unit Agreement	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014
10.36*	Form of Performance Unit Agreement	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014
10.37*	Form of Market-Leveraged Stock Unit Agreement	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014
10.38*	Form of Long-Term Incentive Unit Agreement	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.39*	Form of Performance Long-Term Incentive Unit Agreement	10.42	2013 Annual Report on Form 10-K, filed February 26, 2014
10.40*	Form of Director Restricted Stock Unit Agreement	10.43	2013 Annual Report on Form 10-K, filed February 26, 2014
10.41*	Offer Letter to Anne Bramman	10.46	2014 Annual Report on Form 10-K, filed February 25, 2015
10.42*	Offer Letter to Georges Gravanis	10.1	Quarterly Report on Form 10-Q, filed May 5, 2015
10.43*	Offer Letter to Dean A. Scarborough	10.1	Quarterly Report on Form 10-Q, filed May 3, 2016
10.44*	Offer Letter to Mitchell R. Butier	10.2	Quarterly Report on Form 10-Q, filed May 3, 2016
10.45*	Localization Letter to Georges Gravanis	10.1	Quarterly Report on Form 10-Q, filed August 2, 2016
12†	Computation of Ratio of Earnings to Fixed Charges	N/A	N/A
13†	Portions of Annual Report to Shareholders for fiscal year ended December 31, 2016	N/A	N/A
21†	List of Subsidiaries	N/A	N/A
23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A
24†	Power of Attorney (see Signatures – Power of Attorney)	N/A	N/A
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
101INS	XBRL Instance Filing	N/A	N/A
101SCH	XBRL Extension Schema Filing	N/A	N/A

v

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
101CAL	XBRL Extension Calculation Linkbase Filing	N/A	N/A
101LAB	XBRL Extension Label Linkbase Filing	N/A	N/A
101PRE	XBRL Extension Presentation Linkbase Filing	N/A	N/A
101DEF	XBRL Extension Definition Linkbase Filing	N/A	N/A

(1)
Unless otherwise noted, the File Number for all filings is File No. 1-7685.
*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†
Filed herewith.