Form 10-Q
period 2017-04-01
Avery Dennison Corp
filed 2017-05-02
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of $1 par value common stock outstanding as of April 29, 2017: 88,557,576

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2017 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; changes in political conditions; changes in governmental laws and regulations; fluctuations in currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; execution and integration of acquisitions and completion of potential dispositions; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; protection and infringement of intellectual property; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

We believe that the most significant risk factors that could affect our financial performance in the near-term include: (1) the impacts of global economic conditions and political uncertainty on underlying demand for our products and foreign currency fluctuations; (2) competitors’ actions, including pricing, expansion in key markets, and product offerings; (3) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through selling price increases, without a significant loss of volume; and (4) the execution and integration of acquisitions.

Our forward-looking statements are made only as of the date hereof.  We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$294.9	$195.1
Trade accounts receivable, less allowances of $51.9 and $47.8 at April 1, 2017 and December 31, 2016, respectively	1,099.5	1,001.0
Inventories, net	579.9	519.1
Assets held for sale	8.0	6.8
Other current assets	202.3	182.8
Total current assets	2,184.6	1,904.8
Property, plant and equipment	2,736.2	2,661.4
Accumulated depreciation	(1,795.9)	(1,746.2)
Property, plant and equipment, net	940.3	915.2
Goodwill	826.4	793.6
Other intangibles resulting from business acquisitions, net	83.4	66.7
Non-current deferred income taxes	317.8	313.2
Other assets	413.4	402.9
	$4,765.9	$4,396.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$333.2	$579.1
Accounts payable	906.1	841.9
Accrued payroll and employee benefits	168.2	217.4
Other current liabilities	351.8	365.9
Total current liabilities	1,759.3	2,004.3
Long-term debt and capital leases	1,250.2	713.4
Long-term retirement benefits and other liabilities	649.9	660.9
Non-current deferred and payable income taxes	91.9	92.3
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at April 1, 2017 and December 31, 2016; issued – 124,126,624 shares at April 1, 2017 and December 31, 2016; outstanding – 88,714,837 shares and 88,308,860 shares at April 1, 2017 and December 31, 2016, respectively	124.1	124.1
Capital in excess of par value	839.2	852.0
Retained earnings	2,537.9	2,473.3
Treasury stock at cost, 35,411,787 shares and 35,817,764 shares at April 1, 2017 and December 31, 2016, respectively	(1,774.1)	(1,772.0)
Accumulated other comprehensive loss	(712.5)	(751.9)
Total shareholders’ equity	1,014.6	925.5
	$4,765.9	$4,396.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 1, 2017	April 2, 2016
Net sales	$1,572.1	$1,485.5
Cost of products sold	1,129.7	1,062.9
Gross profit	442.4	422.6
Marketing, general and administrative expense	283.3	278.2
Interest expense	16.7	15.3
Other expense, net	6.5	5.6
Income before taxes	135.9	123.5
Provision for income taxes	23.7	33.9
Net income	$112.2	$89.6

Per share amounts:
Net income per common share	$1.27	$1.00
Net income per common share, assuming dilution	$1.25	$.98
Dividends per common share	$.41	$.37

Weighted average number of shares outstanding:
Common shares	88.4	89.4
Common shares, assuming dilution	90.0	91.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Net income	$112.2	$89.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	35.5	18.9
Pension and other postretirement benefits	4.7	4.2
Cash flow hedges	(.8)	(1.3)
Other comprehensive income, net of tax	39.4	21.8
Total comprehensive income, net of tax	$151.6	$111.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Operating Activities
Net income	$112.2	$89.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	28.8	29.0
Amortization	15.8	15.3
Provision for doubtful accounts and sales returns	11.5	11.2
Net losses from asset impairments and sales/disposals of assets	.7	.6
Stock-based compensation	5.6	7.5
Other non-cash expense and loss	15.2	12.8
Changes in assets and liabilities and other adjustments	(174.5)	(172.3)
Net cash provided by (used in) operating activities	15.3	(6.3)

Investing Activities
Purchases of property, plant and equipment	(30.3)	(25.2)
Purchases of software and other deferred charges	(6.9)	(2.0)
Proceeds from sales of property, plant and equipment	–	.1
Purchases of investments, net	(.2)	(3.8)
Payments for acquisitions, net of cash acquired, and investments in businesses	(74.6)	–
Net cash used in investing activities	(112.0)	(30.9)

Financing Activities
Net (decrease) increase in borrowings (maturities of three months or less)	(256.8)	169.4
Additional long-term borrowings	526.7	–
Repayments of long-term debt	(.8)	(.5)
Dividends paid	(36.4)	(33.0)
Share repurchases	(34.6)	(95.6)
Proceeds from exercises of stock options, net	16.4	16.0
Tax withholding for and excess tax benefit from stock-based compensation, net	(19.8)	(9.2)
Net cash provided by financing activities	194.7	47.1

Effect of foreign currency translation on cash balances	1.8	.9
Increase in cash and cash equivalents	99.8	10.8
Cash and cash equivalents, beginning of year	195.1	158.8
Cash and cash equivalents, end of period	$294.9	$169.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The unaudited Condensed Consolidated Financial Statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2016 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. The accompanying unaudited Condensed Consolidated Financial Statements include normal recurring adjustments necessary for a fair statement of our interim results.  Interim results of operations are not necessarily indicative of future results.

Fiscal Periods

The first quarters of 2017 and 2016 consisted of thirteen-week periods ending April 1, 2017 and April 2, 2016, respectively.

Accounting Guidance Update

In the first quarter of 2017, we adopted an accounting guidance update that simplifies several aspects of the accounting for stock-based payment transactions.  As a result of adopting this update, beginning in the first quarter of 2017, (i) the tax effects related to stock-based payments at settlement or expiration were recognized through the income statement, a change from the previous requirement that certain tax effects be recognized in capital in excess of par value, and, as required by this guidance, this change has been applied prospectively, and (ii) all tax-related cash flows resulting from stock-based payments were reported as operating activities on the statements of cash flows, a change from the previous requirement to present excess tax benefits as an inflow from financing activities and an outflow from operating activities, and, as permitted by this guidance, prior periods have not been retrospectively adjusted. Refer to Note 8, “Long-Term Incentive Compensation,” and Note 11, “Taxes Based on Income,” for further information.

Note 2.  Acquisitions

On March 1, 2017, we completed the net asset acquisition of Hanita Coatings Rural Cooperative Association Limited and stock acquisition of certain of its subsidiaries (“Hanita”), a pressure-sensitive manufacturer of specialty films and laminates based in Israel, from Kibbutz Hanita Coatings and Tene Investment Funds.  Hanita develops and manufactures coated, laminated and metallized polyester films for a range of industrial and commercial applications, which we expect to expand our product portfolio and provide new growth opportunities.  The total consideration for this acquisition was approximately $75 million, net of cash acquired, which we funded through cash and existing credit facilities.  The consideration is subject to customary post-closing adjustments.  Consistent with the allowable time to complete our assessment, the valuations of certain acquired assets and liabilities, including intangible assets and income taxes, are currently pending. This acquisition was not material to our unaudited Condensed Consolidated Financial Statements.

In February 2017, we announced our agreement to acquire Yongle Tape Company Ltd. (“Yongle Tape”), a manufacturer of specialty tapes and related products used in a variety of industrial markets based in China, from Yongle Tape’s management and ShawKwei & Partners.  The purchase price is $190 million, which is subject to customary adjustments, with an additional earn-out opportunity of up to $55 million to be paid based on the acquired business’ achievement of certain performance targets over the next two years.  We expect to complete this acquisition in mid-2017.

Note 3.  Inventories

Net inventories consisted of:

(In millions)	April 1, 2017	December 31, 2016
Raw materials	$209.2	$185.0
Work-in-progress	172.2	156.8
Finished goods	198.5	177.3
Inventories, net	$579.9	$519.1

Avery Dennison Corporation

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the three months ended April 1, 2017, by reportable segment, were as follows:

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of December 31, 2016	$373.3	$353.9	$66.4	$793.6
Acquired during the current period(1)	20.2	–	–	20.2
Acquisition adjustments(2)	.1	–	–	.1
Translation adjustments	11.3	1.2	–	12.5
Goodwill as of April 1, 2017	$404.9	$355.1	$66.4	$826.4

(1)  Goodwill acquired during the current period primarily related to the Hanita acquisition.

(2)  Goodwill adjustments during the current period related to the Mactac acquisition completed in August 2016.

The carrying amounts of goodwill at April 1, 2017 and December 31, 2016 were net of accumulated impairment losses of $820 million, which were included in our Retail Branding and Information Solutions reportable segment.

In connection with the acquisition of Hanita, which we expect to expand our product portfolio and provide new growth opportunities, we recognized goodwill based on our expectation of synergies and other benefits from acquiring the business.  We expect the majority of the recognized goodwill to be deductible for income tax purposes.

Finite-Lived Intangible Assets

In connection with the acquisition of Hanita, we acquired approximately $21 million of identifiable intangible assets, which consist of customer relationships, trade names and trademarks, and patents and other acquired technology.  We utilized the income approach to estimate the fair values of the identifiable intangibles acquired from Hanita, using primarily Level 3 inputs.  The discount rates we used to value these assets were between 13% and 16%.

The table below summarizes the preliminary amounts of these intangible assets:

Amount (in millions)
Customer relationships	$3.1
Patents and other acquired technology	15.1
Trade names and trademarks	2.6

Refer to Note 2, “Acquisitions,” for more information.

Note 5.  Debt

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were $526.7 million (€495.6 million), of which approximately $215 million (€200 million) was used to repay commercial paper borrowings that we used to finance a portion of our acquisition of the European business of Mactac in August 2016. We plan to use the remainder for general corporate purposes, including repayment of other indebtedness and other acquisitions. We designated the senior notes as a net investment hedge of our investment in foreign operations. Refer to Note 10, “Financial Instruments,” for more information.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.6 billion at April 1, 2017 and $1.31 billion at December 31, 2016. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Avery Dennison Corporation

Our $700 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of April 1, 2017 and December 31, 2016, we were in compliance with our financial covenants.

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

We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations.  We have not incurred significant costs related to these benefits, and, therefore, no related costs are included in the disclosures below.

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income, for our defined benefit plans:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	April 1, 2017		April 2, 2016		April 1, 2017	April 2, 2016
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$4.3	$.1	$3.4	$–	$–
Interest cost	8.4	3.4	9.8	4.1	–	.1
Expected return on plan assets	(10.1)	(5.0)	(11.4)	(5.3)	–	–
Recognized net actuarial loss	4.6	2.6	4.4	1.8	.4	.5
Amortization of prior service cost (credit)	.2	(.1)	.3	(.1)	(.8)	(.8)
Net periodic benefit cost (credit)	$3.2	$5.2	$3.2	$3.9	$(.4)	$(.2)

Note 7.  Research and Development

Research and development expense was $22.9 million and $22.3 million for the three months ended April 1, 2017 and April 2, 2016, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation

As discussed in Note 1, “General,” we adopted an accounting guidance update in the first quarter of 2017 that, among other things, provides an accounting policy election to account for forfeitures of stock-based awards as they occur, rather than based on an estimate of expected forfeitures. We elected to continue our current practice of estimating forfeitures in determining the compensation cost to be recognized each period.

In April 2017, subsequent to the end of the first quarter of 2017, our shareholders approved our 2017 Incentive Award Plan (the “2017 Plan”) to replace our existing Amended and Restated Stock Option and Incentive Plan.  The 2017 Plan, a long-term incentive plan for eligible employees and non-employees directors, allows us to grant stock-based compensation awards – including stock options, restricted stock units, performance units, and market-leveraged stock units – or a combination of these and other awards. Under the 2017 Plan, the aggregate number of shares available for issuance is 5.4 million shares and each full value award will be counted as 1.5 shares for purposes of the number of shares authorized for issuance.  Full value awards include restricted stock units, performance units, and market-leveraged stock units.

Stock-Based Awards

Stock-based compensation expense was $5.6 million and $7.5 million for the three months ended April 1, 2017 and April 2, 2016, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of April 1, 2017, we had approximately $51 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average requisite service period of approximately three years.

Avery Dennison Corporation

Cash-Based Awards

The compensation expense related to long-term incentive units was $10.3 million and $9.5 million for the three months ended April 1, 2017 and April 2, 2016, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 9.  Cost Reduction Actions

2015/2016 Actions

During the three months ended April 1, 2017, we recorded $5.8 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 180 positions.

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

During the three months ended April 1, 2017, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2016	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at April 1, 2017
2015/2016 Actions
Severance and related costs	$3.3	$5.8	$(7.4)	$–	$–	$1.7
Lease cancellation costs	.2	–	(.2)	–	–	–
Prior actions
Severance and related costs	1.3	(.1)	–	–	–	1.2
Total	$4.8	$5.7	$(7.6)	$–	$–	$2.9

The table below shows the total amount of restructuring charges incurred by reportable segment and Corporate:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Restructuring charges by reportable segment and Corporate
Label and Graphic Materials	$2.0	$2.1
Retail Branding and Information Solutions	3.5	3.2
Industrial and Healthcare Materials	.2	.3
Corporate	–	–
Total	$5.7	$5.6

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

As of April 1, 2017, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $4 million and $1.74 billion, respectively.

We recognize derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and designate foreign exchange contracts on existing balance sheet items as fair value hedges.

Avery Dennison Corporation

The following table shows the fair value and balance sheet locations of derivatives as of April 1, 2017:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$6.7	Other current liabilities	$3.2
Commodity contracts	Other current assets	.3	Other current liabilities	–
		$7.0		$3.2

The following table shows the fair value and balance sheet locations of derivatives as of December 31, 2016:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$4.6	Other current liabilities	$7.8
Commodity contracts	Other current assets	.5	Other current liabilities	–
Commodity contracts	Other assets	.1
		$5.2		$7.8

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings, resulting in no material net impact to income.

The following table shows the components of net gains (losses), before taxes, recognized in income related to fair value hedge contracts. The corresponding gains or losses on the underlying hedged items approximated the net gains (losses) on these fair value hedge contracts.

		Three Months Ended
(In millions)	Location of Net Gains (Losses) in Income	April 1, 2017	April 2, 2016
Foreign exchange contracts	Cost of products sold	$(1.0)	$1.0
Foreign exchange contracts	Marketing, general and administrative expense	1.2	(4.5)
		$.2	$(3.5)

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

Gains (losses), before taxes, recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Foreign exchange contracts	$(3.1)	$(1.5)
Commodity contracts	(.2)	(.2)
	$(3.3)	$(1.7)

The amount recognized in income related to the ineffective portion of, and the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was not material for the three months ended April 1, 2017 and April 2, 2016, respectively.

As of April 1, 2017, we expected a net gain of approximately $.3 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.

Net Investment Hedge

In March 2017, we designated our €500 million of euro-denominated 1.25% senior notes due 2025 as a net investment hedge of our investment in foreign operations. The net assets from the investment in foreign operations were greater than the senior notes, and as such, the net investment hedge was effective. Refer to Note 5, “Debt,” for further information about our euro-denominated debt.

Avery Dennison Corporation

Gain (loss), before tax, recognized in “Accumulated other comprehensive loss” (effective portion) related to the net investment hedge was as follows:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Foreign currency denominated debt	$(11.4)	n/a

We recorded no ineffectiveness from our net investment hedge in earnings during the three months ended April 1, 2017.

Note 11.  Taxes Based on Income

The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Income before taxes	$135.9	$123.5
Provision for income taxes	23.7	33.9
Effective tax rate	17.4%	27.4%

The effective tax rate for the three months ended April 1, 2017 and April 2, 2016 included $1.5 million and $2.6 million, respectively, of a discrete tax benefit due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.  The effective tax rate for the three months ended April 1, 2017 also included a net discrete benefit of $12.7 million corresponding to the adoption of an accounting guidance update related to stock-based payments in the first quarter of 2017, as described in Note 1, “General.”  Additionally, the effective tax rate for the three months ended April 2, 2016 included $1.6 million of a net benefit related to changes in the effective tax rates in certain foreign municipalities.

The accounting guidance update related to stock-based payments requires that the effect of excess tax benefits associated with stock-based payments be recognized in the income statement instead of in capital in excess of par value as was the case prior to our adoption of this guidance.  Excess tax benefits are the tax effects of tax deductions in excess of compensation expenses recognized for financial accounting purposes.  These benefits related to stock-based awards are generally generated as a result of stock price appreciation during the vesting period or between the time of grant and the time of exercise.  We expect future excess tax benefits pursuant to this guidance to vary depending on the stock-based payments in future reporting periods. These excess tax benefits may cause variability in our future effective tax rate as they can fluctuate based on vesting and exercise activity, as well as our future stock price.  The tax effect of the tax deductions in excess of compensation cost related to the exercise of nonqualified stock options and vesting of other stock-based compensation awards recognized in capital in excess of par value was $6.9 million for the three months ended April 2, 2016.

In addition, the effective tax rate for the three months ended April 1, 2017 compared to the same period last year also reflects a decrease in tax expense related to favorable changes in the geographic mix of our income before taxes and our adoption of the accounting guidance update discussed above.

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $28 million, primarily as a result of audit settlements and closing tax years.

Avery Dennison Corporation

Note 12.  Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended
(In millions, except per share amounts)	April 1, 2017	April 2, 2016
(A) Net income available to common shareholders	$112.2	$89.6
(B) Weighted average number of common shares outstanding	88.4	89.4
Dilutive shares (additional common shares issuable under stock-based awards)(1)	1.6	1.7
(C) Weighted average number of common shares outstanding, assuming dilution	90.0	91.1
Net income per common share (A) ÷ (B)	$1.27	$1.00
Net income per common share, assuming dilution (A) ÷ (C)	$1.25	$.98

(1) For the first quarter of 2017, the dilutive shares calculation reflects the impact of our adoption of an accounting guidance update.  Refer to Note 1, “General,” for more information.

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled approximately .1 million shares and .5 million shares for the three months ended April 1, 2017 and April 2, 2016, respectively.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 1, 2017 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2016	$(212.6)	$(540.3)	$1.0	$(751.9)
Other comprehensive income (loss) before reclassifications, net of tax	35.5	–	(2.6)	32.9
Reclassifications to net income, net of tax	–	4.7	1.8	6.5
Net current-period other comprehensive income (loss), net of tax	35.5	4.7	(.8)	39.4
Balance as of April 1, 2017	$(177.1)	$(535.6)	$.2	$(712.5)

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 2, 2016 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2016	$(158.9)	$(521.6)	$(2.5)	$(683.0)
Other comprehensive income (loss) before reclassifications, net of tax	18.9	–	(1.3)	17.6
Reclassifications to net income, net of tax	–	4.2	–	4.2
Net current-period other comprehensive income (loss), net of tax	18.9	4.2	(1.3)	21.8
Balance as of April 2, 2016	$(140.0)	$(517.4)	$(3.8)	$(661.2)

Avery Dennison Corporation

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net income were as follows:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$(.9)	$.3	Cost of products sold
Commodity contracts	.1	(.3)	Cost of products sold
Interest rate contracts	(1.8)	–	Interest expense
	(2.6)	–	Total before tax
	.8	–	Provision for income taxes
	(1.8)	–	Net of tax
Pension and other postretirement benefits(1)	(6.9)	(6.1)
	2.2	1.9	Provision for income taxes
	(4.7)	(4.2)	Net of tax
Total reclassifications for the period	$(6.5)	$(4.2)	Total, net of tax

(1) See Note 6, “Pension and Other Postretirement Benefits,” for more information.

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of April 1, 2017:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$18.2	$11.9	$6.3	$–
Derivative assets	7.0	.3	6.7	–
Bank drafts	10.0	10.0	–	–

Liabilities
Derivative liabilities	$3.2	$–	$3.2	$–

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2016:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$18.1	$11.7	$6.4	$–
Derivative assets	5.2	.6	4.6	–
Bank drafts	14.3	14.3	–	–

Liabilities
Derivative liabilities	$7.8	$–	$7.8	$–

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of April 1, 2017, trading securities of $.3 million and $17.9 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2016, trading securities of $.5 million and $17.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the

Avery Dennison Corporation

valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.  Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.

Note 15.  Commitments and Contingencies

Legal Proceedings

We are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business.  When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued.  The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our estimates or should liabilities be incurred that were not previously accrued.  Potential insurance reimbursements are not offset against these liabilities.

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

Environmental Expenditures

Environmental expenditures are generally expensed.  However, environmental expenditures for newly acquired assets and those which extend or improve the economic useful life of existing assets are capitalized and amortized over the shorter of the estimated useful life of the acquired asset or the remaining life of the existing asset.  We review our estimates of costs of compliance with environmental laws related to remediation and cleanup of various sites, including sites in which governmental agencies have designated us as a potentially responsible party (“PRP”).  When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued.  Potential insurance reimbursements are not offset against these liabilities.

As of April 1, 2017, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination.  No settlement of our liability related to any of these sites has been agreed upon.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

The activity for the three months ended April 1, 2017 related to our environmental liabilities was as follows:

(In millions)
Balance at December 31, 2016	$21.3
Charges (reversals), net	.6
Payments	(1.7)
Balance at April 1, 2017	$20.2

Approximately $12 million and $8 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016, respectively.

Avery Dennison Corporation

Note 16.  Segment Information

Financial information by reportable segment is set forth below:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Net sales to unaffiliated customers
Label and Graphic Materials	$1,089.6	$1,012.6
Retail Branding and Information Solutions	366.8	359.5
Industrial and Healthcare Materials	115.7	113.4
Net sales to unaffiliated customers	$1,572.1	$1,485.5
Intersegment sales
Label and Graphic Materials	$15.2	$16.8
Retail Branding and Information Solutions	.9	.9
Industrial and Healthcare Materials	1.6	2.5
Intersegment sales	$17.7	$20.2
Income before taxes
Label and Graphic Materials	$135.8	$126.6
Retail Branding and Information Solutions	26.6	21.5
Industrial and Healthcare Materials	12.8	15.6
Corporate expense	(22.6)	(24.9)
Interest expense	(16.7)	(15.3)
Income before taxes	$135.9	$123.5
Other expense, net by reportable segment
Label and Graphic Materials	$2.2	$2.1
Retail Branding and Information Solutions	3.8	3.2
Industrial and Healthcare Materials	.5	.3
Other expense, net	$6.5	$5.6
Other expense, net by type
Restructuring charges:
Severance and related costs	$5.7	$5.2
Asset impairment charges and lease cancellation costs	–	.4
Other items:
Transaction costs	.8	–
Other expense, net	$6.5	$5.6

Note 17. Recent Accounting Requirements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that requires employers to present only the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. Components other than the service cost component will not be eligible for capitalization in assets. Employers are required to apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively, while the guidance that limits the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. This guidance will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures.

In February 2017, the FASB issued amended guidance on how entities account for the derecognition of a nonfinancial asset.  It requires entities to apply certain recognition and measurement principles consistent with revenue recognition guidance when they derecognize nonfinancial assets and the counterparty is not a customer. This guidance will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures.

Avery Dennison Corporation

In March 2016, the FASB issued guidance on accounting for leases that requires lessees to recognize the rights and obligations created by leases on their balance sheets. This guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective approach is required for adoption with respect to all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. While we are currently assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures, we currently expect adoption of this guidance to have a significant impact on our financial position and disclosures.

In May 2014, and in subsequent updates, the FASB issued revised guidance on revenue recognition. This revised guidance provides a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This revised guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This revised guidance creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This revised guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This revised guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and can be applied retrospectively either to each prior reporting period presented (“full retrospective”) or with the cumulative effect of adoption recognized at the date of initial application (“modified retrospective”). Early adoption is permitted for fiscal periods beginning after December 15, 2016. We expect to adopt the new standard under the modified retrospective approach in the first quarter of 2018. Based on the information we have evaluated to date, we do not anticipate that the adoption of this revised guidance will have a significant impact on our financial position, results of operations, or cash flows.

Note 18. Subsequent Event

In April 2017, subsequent to the end of the first quarter of 2017, our Board of Directors (“Board”) authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization.  This authorization will remain in effect until shares in the amount authorized have been repurchased.

Avery Dennison Corporation

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, provides management’s views on our financial condition and results of operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto, and includes the following sections:

Non-GAAP Financial Measures	17
Overview and Outlook	18
Analysis of Results of Operations for the First Quarter	19
Results of Operations by Reportable Segment for the First Quarter	21
Financial Condition	23
Recent Accounting Requirements	27

NON-GAAP FINANCIAL MEASURES

We report our financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures.  These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.  These non-GAAP financial measures are intended to supplement the presentation of our financial results that are prepared in accordance with GAAP. Based upon feedback from investors and financial analysts, we believe that the supplemental non-GAAP financial measures we provide are useful to their assessments of our performance and operating trends, as well as liquidity.

Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions.  The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period.  By excluding the accounting effects, both positive and negative, of certain items (e.g. restructuring charges, legal settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains and losses from curtailment and settlement of pension obligations, gains or losses on sales of certain assets, and other items), we believe that we are providing meaningful supplemental information to facilitate an understanding of our core operating results and liquidity measures.  These non-GAAP financial measures are used internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period.  While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

We use the following non-GAAP financial measures in this MD&A:

•                  Sales change (ex. currency) refers to the increase or decrease in sales excluding the estimated impact of foreign currency translation.

•                  Organic sales change refers to the increase or decrease in sales excluding the estimated impact of foreign currency translation, product line exits, acquisitions and divestitures, and, where applicable, the extra week in our fiscal year.  The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations.

We believe that organic sales change and sales change (ex. currency) assist investors in evaluating the sales growth from the ongoing activities of our businesses and better enable them to evaluate our results from period to period.

•                  Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments. We believe that free cash flow assists investors by indicating the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.

•                  Operational working capital refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as net current assets or liabilities held-for-sale.  We believe that operational working capital assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and that may increase the volatility of working capital as a percentage of sales from period to period.  The items excluded from this measure are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect the underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
April 1, 2017
Reported sales change	6%
Foreign currency translation	1
Sales change (ex. currency)	7%
Acquisitions/divestitures	(3)
Organic sales change	4%

In the first quarter of 2017, net sales increased on an organic basis primarily due to higher volume.

Net Income

Net income increased approximately $23 million in the first quarter of 2017 compared to the same period last year. Major factors affecting net income in the first three months of 2017 included:

Positive factors:

•                  Higher volume

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Lower income taxes

Offsetting factors:

•                  Negative product and geographic mix

•                  Foreign currency translation

•                  Higher employee-related costs

Cost Reduction Actions

2015/2016 Actions

During the three months ended April 1, 2017, we recorded $5.8 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 180 positions.

Impact of Cost Reduction Actions

We anticipate incremental savings, net of transition costs, from our 2015/2016 actions of approximately $40 million to $50 million in 2017. We estimate cash restructuring costs of approximately $35 million in 2017.

Restructuring charges were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Acquisitions

In the first quarter of 2017, we announced our agreement to acquire Yongle Tape Company Ltd. (“Yongle Tape”) and completed the net asset acquisition of Hanita Coatings Rural Cooperative Association Limited and stock acquisition of certain of its subsidiaries (“Hanita”). Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Accounting Guidance Update

In the first quarter of 2017, we adopted an accounting guidance update that simplifies several aspects of the accounting for stock-based payment transactions. Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Free Cash Flow

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Net cash provided by (used in) operating activities	$15.3	$(6.3)
Purchases of property, plant and equipment	(30.3)	(25.2)
Purchases of software and other deferred charges	(6.9)	(2.0)
Proceeds from sales of property, plant and equipment	–	.1
Purchases of investments, net	(.2)	(3.8)
Free cash flow	$(22.1)	$(37.2)

Free cash flow in the first three months of 2017 improved compared to the same period last year primarily due to higher net income and improved operational working capital, partially offset by higher capital and software expenditures and higher income tax payments, net of refunds. Free cash flow in the first three months of 2017 also reflected the impact of our adoption of the previously described accounting guidance update.  Refer to “Accounting Guidance Update” above for more information.

Outlook

Certain factors that we believe may contribute to results for 2017 are described below:

•                  We expect our net sales to increase by 4.5% to 5.5%.

•                  Assuming the continuation of foreign currency rates in effect during April 2017, we expect foreign currency translation to reduce our pre-tax operating income by approximately $10 million.

•                  We expect our full year effective tax rate to be approximately 30%.

•                  We anticipate our capital and software expenditures to be approximately $215 million.

•                  We estimate cash restructuring and certain acquisition-related transaction costs of approximately $40 million.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER

Income before Taxes

	Three Months Ended
(In millions, except percentages)	April 1, 2017	April 2, 2016
Net sales	$1,572.1	$1,485.5
Cost of products sold	1,129.7	1,062.9
Gross profit	442.4	422.6
Marketing, general and administrative expense	283.3	278.2
Interest expense	16.7	15.3
Other expense, net	6.5	5.6
Income before taxes	$135.9	$123.5

Gross profit margin	28.1%	28.4%

Gross Profit Margin

Gross profit margin for the first quarter of 2017 decreased compared to the same period last year reflecting negative mix, higher employee-related costs, and the impact of changes in currency rates, partially offset by higher volume, the net impact of pricing and raw material costs, and benefits from productivity initiatives, including savings from restructuring, net of transition costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the first quarter of 2017 compared to the same period last year reflecting acquisitions, partially offset by benefits from productivity initiatives, including savings from restructuring, net of transition costs.

Avery Dennison Corporation

Other Expense, net

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Other expense, net by type
Restructuring charges:
Severance and related costs	$5.7	$5.2
Asset impairment charges and lease cancellation costs	–	.4
Other items:
Transaction costs	.8	–
Other expense, net	$6.5	$5.6

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding charges associated with restructuring.

Net Income and Earnings per Share

	Three Months Ended
(Dollars in millions, except per share amounts)	April 1, 2017	April 2, 2016
Income before taxes	$135.9	$123.5
Provision for income taxes	23.7	33.9
Net income	$112.2	$89.6
Net income per common share	$1.27	$1.00
Net income per common share, assuming dilution	1.25	.98

Effective tax rate	17.4%	27.4%

Provision for Income Taxes

The effective tax rate for the three months ended April 1, 2017 and April 2, 2016 included $1.5 million and $2.6 million, respectively, of a discrete tax benefit due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.  The effective tax rate for the three months ended April 1, 2017 also included a net discrete benefit of $12.7 million corresponding to the adoption of an accounting guidance update related to stock-based payments in the first quarter of 2017, as described in Note 1, “General.”  Additionally, the effective tax rate for the three months ended April 2, 2016 included $1.6 million of a net benefit related to changes in the effective tax rates in certain foreign municipalities.

This accounting guidance update related to stock-based payments requires that the effect of excess tax benefits associated with stock-based payments be recognized in the income statement instead of in capital in excess of par value as was the case prior to our adoption of this guidance.  Excess tax benefits are the tax effects of tax deductions in excess of compensation expenses recognized for financial accounting purposes.  These benefits related to stock-based awards are generally generated as a result of stock price appreciation during the vesting period or between the time of grant and the time of exercise.  We expect future excess tax benefits pursuant to this guidance to vary depending on the stock-based payments in future reporting periods. These excess tax benefits may cause variability in our future effective tax rate as they can fluctuate based on vesting and exercise activity, as well as our future stock price.  The tax effect of the tax deductions in excess of compensation cost related to the exercise of nonqualified stock options and vesting of other stock-based compensation awards recognized in capital in excess of par value was $6.9 million for the three months ended April 2, 2016.

In addition, the effective tax rate for the three months ended April 1, 2017 compared to the same period last year also reflects a decrease in tax expense related to favorable changes in the geographic mix of our income before taxes and our adoption of the accounting guidance update discussed above.

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

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER

Operating income refers to income before interest and taxes.

Label and Graphic Materials

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Net sales including intersegment sales	$1,104.8	$1,029.4
Less intersegment sales	(15.2)	(16.8)
Net sales	$1,089.6	$1,012.6
Operating income(1)	135.8	126.6
(1) Included costs associated with restructuring in both quarters and transaction costs in 2017.	$2.2	$2.1

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
April 1, 2017
Reported sales change	8%
Foreign currency translation	1
Sales change (ex. currency)	9%
Acquisitions	(4)
Organic sales change	5%

In the first quarter of 2017, net sales increased on an organic basis primarily due to higher volume. Sales increased on an organic basis at a low-teens rate in emerging markets and at a mid-single digit rate in Western Europe. Sales decreased on an organic basis at a low-single digit rate in North America.

Operating Income

Operating income increased in the first quarter of 2017 compared to the same period last year due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by unfavorable geographic and product mix and higher employee-related costs.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Net sales including intersegment sales	$367.7	$360.4
Less intersegment sales	(.9)	(.9)
Net sales	$366.8	$359.5
Operating income(1)	26.6	21.5
(1)Included costs associated with restructuring in both quarters and transaction costs in 2017.	$3.8	$3.2

Avery Dennison Corporation

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
April 1, 2017
Reported sales change	2%
Foreign currency translation	1
Sales change (ex. currency)	3%
Organic sales change	3%

In the first quarter of 2017, net sales increased on an organic basis due to higher volume in both base apparel categories and radio-frequency identification products.

Operating Income

Operating income increased in the first quarter of 2017 primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume, partially offset by higher employee-related costs.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Net sales including intersegment sales	$117.3	$115.9
Less intersegment sales	(1.6)	(2.5)
Net sales	$115.7	$113.4
Operating income(1)	12.8	15.6
(1) Included costs associated with restructuring in both quarters and transaction costs in 2017.	$.5	$.3

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
April 1, 2017
Reported sales change	2%
Foreign currency translation	2
Sales change (ex. currency)	4%
Acquisition	(5)
Organic sales change	(1)%

In the first quarter of 2017, net sales decreased on an organic basis primarily due to lower volume driven by the program loss in personal care tapes and a decline in Vancive Medical Technologies.

Operating Income

Operating income decreased in the first quarter of 2017 compared to the same period last year largely due to the program loss in personal care tapes, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Operating Activities

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Net income	$112.2	$89.6
Depreciation and amortization	44.6	44.3
Provision for doubtful accounts and sales returns	11.5	11.2
Net losses from asset impairments and sales/disposals of assets	.7	.6
Stock-based compensation	5.6	7.5
Other non-cash expense and loss	15.2	12.8
Changes in assets and liabilities and other adjustments	(174.5)	(172.3)
Net cash provided by (used in) operating activities	$15.3	$(6.3)

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first three months of 2017, cash flow from operating activities increased compared to the same period last year primarily due to higher net income and improved operational working capital, partially offset by higher income tax payments, net of refunds.  In addition, in the first three months of 2017, operating activities reflected the impact of our adoption of the previously described accounting guidance update.  Refer to “Accounting Guidance Update” above for more information.

Investing Activities

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Purchases of property, plant and equipment	$(30.3)	$(25.2)
Purchases of software and other deferred charges	(6.9)	(2.0)
Proceeds from sales of property, plant and equipment	–	.1
Purchases of investments, net	(.2)	(3.8)
Payments for acquisitions, net of cash acquired, and investments in businesses	(74.6)	–
Net cash used in investing activities	$(112.0)	$(30.9)

Capital and Software Spending

During the first three months of 2017, we invested in new equipment to support growth in North America, Asia, and Europe, and to improve manufacturing productivity.  During the first three months of 2016, we invested in new equipment to support growth, primarily in Asia, and to improve manufacturing productivity.

During the first three months of 2017 and 2016, we invested in information technology primarily associated with enterprise resource planning system implementations in North America and Asia.

Payments for Acquisitions

In connection with the Hanita acquisition, we paid consideration, net of cash acquired, of approximately $75 million, which we funded through cash and existing credit facilities.

Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Financing Activities

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Net (decrease) increase in borrowings (maturities of three months or less)	$(256.8)	$169.4
Additional long-term borrowings	526.7	–
Repayments of long-term debt	(.8)	(.5)
Dividends paid	(36.4)	(33.0)
Share repurchases	(34.6)	(95.6)
Proceeds from exercises of stock options, net	16.4	16.0
Tax withholding for and excess tax benefit from stock-based compensation, net	(19.8)	(9.2)
Net cash provided by financing activities	$194.7	$47.1

Borrowings and Repayment of Debt

During the first three months of 2017, our outstanding commercial paper borrowings were repaid using proceeds from the issuance of senior notes in March 2017 discussed below.  In addition, given the seasonality of our cash flow, during the first three months of 2017 and 2016, our commercial paper borrowings were also used to fund share repurchase activity, dividend payments, and capital expenditures.

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were $526.7 million (€495.6 million), of which approximately $215 million (€200 million) was used to repay commercial paper borrowings that we used to finance a portion of our acquisition of the European business of Mactac in August 2016. We plan to use the remainder for general corporate purposes, including repayment of other indebtedness and other acquisitions.

Refer to Note 5, “Debt” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividend Payments

We paid dividends of $.41 per share in the first three months of 2017 compared to $.37 per share in the same period last year. In April 2017, subsequent to the end of the first quarter of 2017, we increased our quarterly dividend to $.45 per share, representing an increase of approximately 10% from our previous dividend rate of $.41 per share.

Share Repurchases

During the first three months of 2017, we repurchased approximately .5 million shares of our common stock at an aggregate cost of $34.6 million. During the first three months of 2016, we repurchased approximately 1.5 million shares of our common stock at an aggregate cost of $95.6 million.

As of April 1, 2017, shares of our common stock in the aggregate amount of approximately $70.3 million remained authorized for repurchase under our then-outstanding Board of Directors (“Board”) authorization.

In April 2017, subsequent to the end of the first quarter of 2017, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases and in addition to any amount outstanding under our previous Board authorization.  Each of the outstanding authorizations will remain in effect until shares in the respective amount authorized have been repurchased.

Tax Withholding for and Excess Tax Benefit from Stock-Based Compensation, Net

In the first quarter of 2017, tax withholding for and excess tax benefit from stock-based compensation, net reflected the impact of our adoption of the previously described accounting guidance update.  Refer to “Accounting Guidance Update” above for more information.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the three months ended April 1, 2017, goodwill increased by approximately $33 million to $826 million, which primarily reflected the preliminary valuation of goodwill associated with the acquisition of Hanita and the impact of foreign currency translation.

In the three months ended April 1, 2017, other intangibles resulting from business acquisitions, net, increased by approximately $17 million to $83 million, which primarily reflected the preliminary valuation of other intangibles from the acquisition of Hanita, partially offset by current year amortization expense.

Avery Dennison Corporation

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the three months ended April 1, 2017, other assets increased by approximately $11 million to $413 million, which reflected an increase in the cash surrender value of our corporate-owned life insurance policies, partially offset by amortization expense related to software and other deferred charges, net of purchases.

Shareholders’ Equity Accounts

In the three months ended April 1, 2017, the balance of our shareholders’ equity increased by approximately $89 million to $1.01 billion, which primarily reflected net income, the favorable impact of foreign currency translation, and the use of treasury shares to settle stock-based awards and fund contributions to our U.S. defined contribution plan. These increases were partially offset by dividend payments and share repurchases.

Impact of Foreign Currency Translation

Three Months Ended
(In millions)	April 1, 2017
Change in net sales	$(15)
Change in net income	(3)

International operations generated approximately 75% of our net sales during the three months ended April 1, 2017.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first three months of 2017 compared to the same period last year was primarily related to euro-denominated sales and sales in China, partially offset by sales in Brazil.

Effect of Foreign Currency Transactions

The impact on net income from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold.  In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate. We also utilize certain foreign currency denominated debt to mitigate foreign currency exposure related to our investment in foreign operations.

Analysis of Selected Financial Ratios

We utilize the financial ratios discussed below to assess our financial condition and operating performance.

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities), as a percentage of annualized net sales, was 6.8% in the first three months of 2017 compared to 4.9% in the first three months of 2016 primarily driven by increases in cash and cash equivalents and trade accounts receivable.

Avery Dennison Corporation

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Three Months Ended
(Dollars in millions)	April 1, 2017	April 2, 2016
(A) Working capital	$425.3	$293.2
Reconciling items:
Cash and cash equivalents	(294.9)	(169.6)
Other current assets	(202.3)	(176.7)
Assets held for sale	(8.0)	(2.5)
Short-term borrowings and current portion of long-term debt and capital leases	333.2	264.9
Accrued payroll and employee benefits and other current liabilities	520.0	492.4
(B) Operational working capital	$773.3	$701.7
(C) Annualized net sales (quarter sales, multiplied by four)	$6,288.4	$5,942.0
Working capital, as a percentage of annualized net sales (A) ÷ (C)	6.8%	4.9%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	12.3%	11.8%

Accounts Receivable Ratio

The average number of days sales outstanding was 64 days in the first three months of 2017 compared to 63 days in the first three months of 2016, calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the quarter.  The increase in the average number of days sales outstanding from the prior year primarily reflected the timing of collections and the impact of acquisitions, partially offset by the impact of foreign currency translation.

Inventory Ratio

Average inventory turnover decreased to 7.8 in the first three months of 2017 from 8.2 in the first three months of 2016, calculated using the annualized cost of sales (quarterly cost of sales, multiplied by four) divided by the inventory balance at quarter-end.  The decrease in the current year average inventory turnover primarily reflected the impact of acquisitions.

Accounts Payable Ratio

The average number of days payable outstanding was 73 days in the first three months of 2017 compared to 72 days in the first three months of 2016, calculated using the accounts payable balance at quarter-end divided by the average daily cost of products sold for the quarter. The increase in average number of days payable outstanding from the prior year primarily reflected the timing of vendor payments, partially offset by the impact of foreign currency translation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At April 1, 2017, we had cash and cash equivalents of $294.9 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At April 1, 2017, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings. However, if we were to repatriate incremental foreign earnings, we may be subject to additional taxes in the U.S.

Our $700 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of April 1, 2017 and December 31, 2016, we were in compliance with our financial covenants.

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Avery Dennison Corporation

Capital from Debt

Our total debt increased by approximately $291 million in the first three months of 2017 to $1.58 billion, primarily reflecting the issuance of senior notes in March 2017, which was partially used to repay commercial paper borrowings that we used to finance a portion of our acquisition of the European business of Mactac in August 2016.  Refer to “Financing Activities” above for more information.

Credit ratings are a significant factor in our ability to raise short- and long-term financing.  The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings.  A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets.  If our access to commercial paper markets were to become limited, the Revolver and our other credit facilities would be available to meet our short-term funding requirements, if necessary.  When determining a credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.  We remain committed to maintaining an investment grade rating.

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

RECENT ACCOUNTING REQUIREMENTS

Refer to Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

We periodically assess our internal control environment. During 2014, we began a phased implementation of a new transactional system in our Retail Branding and Information Solutions reportable segment that is expected to continue through 2021. Processes affected by this implementation include order management, pricing, shipping, general accounting, manufacturing and planning. Where appropriate, we are reviewing related internal controls and making changes. Other than this implementation, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Avery Dennison Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the first quarter of 2017 are listed in the table below.  Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
January 1, 2017 – January 28, 2017	206.9	$72.19	206.9
January 29, 2017 – February 25, 2017	111.5	76.22	111.5
February 26, 2017 – April 1, 2017	139.9	80.18	139.9
Total	458.3	$75.61	458.3	$70.3

(1)  The periods shown are our fiscal periods during the thirteen-week quarter ended April 1, 2017.

(2)  Shares in thousands.

(3)  In April 2017, subsequent to the end of the first quarter of 2017, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, and in addition to the amount outstanding under our previous Board authorization.  Each of the outstanding authorizations will remain in effect until shares in the respective amount authorized have been repurchased.

(4)  Dollars in millions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

Avery Dennison Corporation

ITEM 6. EXHIBITS

Exhibit 4.1

Fourth Supplemental Indenture between Avery Dennison Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 3, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 3, 2017).

Exhibit 4.2	Form of 1.250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 3, 2017).
Exhibit 10.1*†	Offer Letter to Gregory S. Lovins
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

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

AVERY DENNISON CORPORATION
(Registrant)

/s/ Gregory S. Lovins
Gregory S. Lovins
Vice President and Interim Chief Financial Officer
(Principal Financial Officer)

/s/ Lori J. Bondar
Lori J. Bondar
Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)

May 2, 2017