Form 10-Q
period 2017-07-01
Avery Dennison Corp
filed 2017-08-01
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017.

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

Number of shares of $1 par value common stock outstanding as of July 29, 2017: 88,388,128

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2017 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and subsequent quarterly reports on Form 10-Q, and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; changes in political conditions; changes in governmental laws and regulations; fluctuations in currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; execution and integration of acquisitions and completion of potential dispositions; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; protection and infringement of intellectual property; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$209.4	$195.1
Trade accounts receivable, less allowances of $42.1 and $47.8 at July 1, 2017 and December 31, 2016, respectively	1,138.1	1,001.0
Inventories, net	618.5	519.1
Assets held for sale	8.3	6.8
Other current assets	235.5	182.8
Total current assets	2,209.8	1,904.8
Property, plant and equipment	2,865.5	2,661.4
Accumulated depreciation	(1,847.7)	(1,746.2)
Property, plant and equipment, net	1,017.8	915.2
Goodwill	950.4	793.6
Other intangibles resulting from business acquisitions, net	168.1	66.7
Non-current deferred income taxes	325.1	313.2
Other assets	420.6	402.9
	$5,091.8	$4,396.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$444.0	$579.1
Accounts payable	930.9	841.9
Accrued payroll and employee benefits	188.8	217.4
Other current liabilities	408.7	365.9
Total current liabilities	1,972.4	2,004.3
Long-term debt and capital leases	1,276.3	713.4
Long-term retirement benefits and other liabilities	656.0	660.9
Non-current deferred and payable income taxes	117.3	92.3
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at July 1, 2017 and December 31, 2016; issued – 124,126,624 shares at July 1, 2017 and December 31, 2016; outstanding – 88,390,029 shares and 88,308,860 shares at July 1, 2017 and December 31, 2016, respectively	124.1	124.1
Capital in excess of par value	845.9	852.0
Retained earnings	2,621.8	2,473.3
Treasury stock at cost, 35,736,595 shares and 35,817,764 shares at July 1, 2017 and December 31, 2016, respectively	(1,805.6)	(1,772.0)
Accumulated other comprehensive loss	(716.4)	(751.9)
Total shareholders’ equity	1,069.8	925.5
	$5,091.8	$4,396.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$1,626.9	$1,541.5	$3,199.0	$3,027.0
Cost of products sold	1,174.3	1,107.4	2,304.0	2,170.3
Gross profit	452.6	434.1	895.0	856.7
Marketing, general and administrative expense	276.7	269.2	560.0	547.4
Interest expense	16.2	15.4	32.9	30.7
Other expense, net	10.2	50.2	16.7	55.8
Income before taxes	149.5	99.3	285.4	222.8
Provision for income taxes	28.6	19.3	52.3	53.2
Net income	$120.9	$80.0	$233.1	$169.6

Per share amounts:
Net income per common share	$1.37	$.90	$2.64	$1.90
Net income per common share, assuming dilution	$1.34	$.88	$2.59	$1.87
Dividends per common share	$.45	$.41	$.86	$.78

Weighted average number of shares outstanding:
Common shares	88.5	89.1	88.4	89.3
Common shares, assuming dilution	89.9	90.7	90.0	90.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$120.9	$80.0	$233.1	$169.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(8.3)	(13.3)	27.2	5.6
Pension and other postretirement benefits	4.9	(15.5)	9.6	(11.3)
Cash flow hedges	(.5)	1.2	(1.3)	(.1)
Other comprehensive (loss) income, net of tax	(3.9)	(27.6)	35.5	(5.8)
Total comprehensive income, net of tax	$117.0	$52.4	$268.6	$163.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Operating Activities
Net income	$233.1	$169.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59.7	58.6
Amortization	31.1	30.8
Provision for doubtful accounts and sales returns	19.8	21.3
Net losses from asset impairments and sales/disposals of assets	.6	3.2
Stock-based compensation	13.2	14.1
Loss from settlement of pension obligations	–	41.4
Other non-cash expense and loss	28.1	24.1
Changes in assets and liabilities and other adjustments	(207.3)	(147.1)
Net cash provided by operating activities	178.3	216.0

Investing Activities
Purchases of property, plant and equipment	(66.5)	(61.3)
Purchases of software and other deferred charges	(14.9)	(6.1)
Proceeds from sales of property, plant and equipment	.2	3.2
Purchases of investments, net	(4.1)	–
Payments for acquisitions, net of cash acquired, and investments in businesses	(300.9)	–
Net cash used in investing activities	(386.2)	(64.2)

Financing Activities
Net (decrease) increase in borrowings (maturities of three months or less)	(159.5)	104.6
Additional long-term borrowings	526.6	–
Repayments of long-term debt	(1.5)	(1.2)
Dividends paid	(76.2)	(69.6)
Share repurchases	(70.3)	(160.1)
Proceeds from exercises of stock options, net	17.5	41.4
Tax withholding for and excess tax benefit from stock-based compensation, net	(20.0)	(8.4)
Net cash provided by (used in) financing activities	216.6	(93.3)

Effect of foreign currency translation on cash balances	5.6	(1.2)
Increase in cash and cash equivalents	14.3	57.3
Cash and cash equivalents, beginning of year	195.1	158.8
Cash and cash equivalents, end of period	$209.4	$216.1

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

Fiscal Periods

The three and six months ended July 1, 2017 and July 2, 2016 each consisted of thirteen-week and twenty-six week periods, respectively.

Accounting Guidance Update

In the first quarter of 2017, we adopted an accounting guidance update that simplifies several aspects of the accounting for stock-based payment transactions.  As a result of adopting this update, beginning in the first quarter of 2017, (i) the tax effects related to stock-based payments at settlement or expiration were recognized through the income statement, a change from the previous requirement that certain tax effects be recognized in capital in excess of par value, and, as required by this guidance, this change was applied prospectively, and (ii) all tax-related cash flows resulting from stock-based payments were reported as operating activities on the statements of cash flows, a change from the previous requirement to present excess tax benefits as an inflow from financing activities and an outflow from operating activities, and, as permitted by this guidance, prior periods were not retrospectively adjusted. Refer to Note 8, “Long-Term Incentive Compensation and Supplemental Equity Information,” and Note 11, “Taxes Based on Income,” for further information.

Note 2.  Acquisitions

On June 23, 2017, we completed the stock acquisition of Yongle Tape Ltd. (“Yongle Tape”), a China-based manufacturer of specialty tapes and related products used in a variety of industrial markets, from Yongle Tape’s management and Shaw Kwei & Partners.

On May 19, 2017, we completed the stock acquisition of Finesse Medical Limited (“Finesse Medical”), an Ireland-based manufacturer of healthcare products used in the management of wound care and skin conditions, from Finesse Medical’s management.

On March 1, 2017, we completed the net asset acquisition of Hanita Coatings Rural Cooperative Association Limited and stock acquisition of certain of its subsidiaries (“Hanita”), an Israel-based pressure-sensitive manufacturer of specialty films and laminates, from Kibbutz Hanita Coatings and Tene Investment Funds.

We expect the acquisitions of Yongle Tape, Finesse Medical, and Hanita (collectively, the “2017 Acquisitions”) to expand our product portfolio and provide new growth opportunities.

The aggregate purchase consideration for these acquisitions, which is subject to customary post-closing adjustments, was approximately $320 million. This included $15 million of payments based on Yongle Tape’s achievement of certain pre-acquisition performance targets. The payments for these acquisitions were funded through cash and existing credit facilities. In addition to the cash paid at the closing of these acquisitions, certain sellers are eligible for earn-out payments of up to approximately $45 million related to the achievement of certain performance targets for 2017 and 2018. Based on our estimates, we have accrued approximately $20 million for these additional earn-out payments, which has been included in the $320 million of aggregate purchase consideration.

Consistent with the allowable time to complete our assessment, the valuations of certain acquired assets and liabilities, including tangible and intangible assets, environmental liabilities and income taxes, are currently pending.

These acquisitions were not material, individually or in the aggregate, to our unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

Note 3.  Inventories

Net inventories consisted of:

(In millions)	July 1, 2017	December 31, 2016
Raw materials	$214.2	$185.0
Work-in-progress	189.5	156.8
Finished goods	214.8	177.3
Inventories, net	$618.5	$519.1

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the six months ended July 1, 2017, by reportable segment, were as follows:

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of December 31, 2016	$373.3	$353.9	$66.4	$793.6
2017 Acquisitions(1)	20.8	–	106.6	127.4
Acquisition adjustments(2)	4.0	–	.5	4.5
Translation adjustments	21.8	1.4	1.7	24.9
Goodwill as of July 1, 2017	$419.9	$355.3	$175.2	$950.4

(1)        Goodwill acquired related to the acquisitions of Hanita, which is included in the Label and Graphic Materials reportable segment, and Finesse Medical and Yongle Tape, which are included in the Industrial and Healthcare Materials reportable segment.

(2)        Goodwill purchase price allocation adjustments related to the acquisition of the European business of Mactac (“Mactac”) completed in August 2016.

The carrying amounts of goodwill at July 1, 2017 and December 31, 2016 were net of cumulative impairment losses of $820 million incurred in fiscal year 2009 by our Retail Branding and Information Solutions reportable segment.

In connection with the 2017 Acquisitions, we recognized goodwill based on our expectation of synergies and other benefits from acquiring these businesses. We expect the majority of the recognized goodwill related to our acquisition of Hanita to be deductible for income tax purposes.

Finite-Lived Intangible Assets

In connection with the 2017 Acquisitions, we acquired approximately $108 million of identifiable intangible assets, which consisted of customer relationships, trade names and trademarks, and patents and other acquired technology.  We utilized the income approach to estimate the fair values of the identifiable intangibles associated with the 2017 Acquisitions, using primarily Level 3 inputs.  The discount rates we used to value these assets were between 12% and 16%.

The table below summarizes the preliminary amounts and weighted useful lives of these intangible assets:

	Amount (in millions)	Weighted-average amortization period (in years)
Customer relationships	$80.6	16
Patents and other acquired technology	23.6	9
Trade names and trademarks	4.2	8

Refer to Note 2, “Acquisitions,” for more information.

Note 5.  Debt

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were $526.6 million (€495.5 million), a portion of which was used to repay commercial paper borrowings that we used to finance a portion of our acquisition of the European business of Mactac (“Mactac”) in August 2016. During the second quarter of 2017,

Avery Dennison Corporation

we used the remainder for general corporate purposes, including acquisitions. We designated the senior notes as a net investment hedge of our investment in foreign operations. Refer to Note 10, “Financial Instruments,” for more information.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates carrying value given the short duration of these obligations.  The fair value of our total debt was $1.73 billion at July 1, 2017 and $1.31 billion at December 31, 2016. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our $700 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of July 1, 2017 and December 31, 2016, we were in compliance with our financial covenants.

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

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Six Months Ended
	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$4.5	$.1	$3.5	$.2	$8.8	$.2	$6.9
Interest cost	9.7	3.5	8.5	4.2	18.1	6.9	18.3	8.3
Actuarial loss	.9	–	1.7	–	.9	–	1.7	–
Expected return on plan assets	(10.2)	(5.2)	(10.5)	(5.4)	(20.3)	(10.2)	(21.9)	(10.7)
Recognized net actuarial loss	4.8	2.6	4.8	1.8	9.4	5.2	9.2	3.6
Amortization of prior service cost (credit)	.2	(.1)	.3	(.1)	.4	(.2)	.6	(.2)
Recognized loss on settlements(1)	–	–	41.4	–	–	–	41.4	–
Net periodic benefit cost	$5.5	$5.3	$46.3	$4.0	$8.7	$10.5	$49.5	$7.9

(1)In the second quarter of 2016, we recognized loss on settlements related to the Avery Dennison Pension Plan, our U.S. pension plan, as a result of lump-sum pension payments to eligible former employees who were vested participants in the plan.  The loss on settlements was recorded in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest cost	$.1	$–	$.1	$.1
Recognized net actuarial loss	.3	.3	.7	.8
Amortization of prior service credit	(.8)	(.8)	(1.6)	(1.6)
Net periodic benefit credit	$(.4)	$(.5)	$(.8)	$(.7)

Avery Dennison Corporation

Note 7.  Research and Development

Research and development expense was $23.5 million and $46.4 million for the three and six months ended July 1, 2017, respectively, and $22.7 million and $45 million for the three and six months ended July 2, 2016, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation and Supplemental Equity Information

As discussed in Note 1, “General,” we adopted an accounting guidance update in the first quarter of 2017 that, among other things, provided an accounting policy election to account for forfeitures of stock-based awards as they occur, rather than based on an estimate of expected forfeitures. We elected to continue our current practice of estimating forfeitures in determining the compensation cost to be recognized each period.

In April 2017, our shareholders approved our 2017 Incentive Award Plan (the “2017 Plan”) to replace our existing Amended and Restated Stock Option and Incentive Plan.  The 2017 Plan, a long-term incentive plan for eligible employees and non-employee directors, allows us to grant stock-based compensation awards – including stock options, restricted stock units, performance units, and market-leveraged stock units – or a combination of these and other awards. Under the 2017 Plan, the aggregate number of shares available for issuance is 5.4 million shares and each full value award will be counted as 1.5 shares for purposes of the number of shares authorized for issuance.  Full value awards include restricted stock units, performance units, and market-leveraged stock units.

Stock-Based Awards

Stock-based compensation expense was $7.6 million and $13.2 million for the three and six months ended July 1, 2017, respectively, and $6.6 million and $14.1 million for the three and six months ended July 2, 2016, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of July 1, 2017, we had approximately $50 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average requisite service period of approximately two years.

Cash-Based Awards

The compensation expense related to long-term incentive units was $6.5 million and $16.8 million for the three and six months ended July 1, 2017, respectively, and $5.2 million and $14.7 million for the three and six months ended July 2, 2016, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Share Repurchase Program

In April 2017, our Board of Directors (“Board”) authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization.  Our Board repurchase authorizations remain in effect until shares in the respective amount authorized thereunder have been repurchased.

Note 9.  Cost Reduction Actions

2015/2016 Actions

During the six months ended July 1, 2017, we recorded $13.6 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 380 positions, lease cancellation costs, and asset impairment charges.

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

Avery Dennison Corporation

During the six months ended July 1, 2017, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2016	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at July 1, 2017
2015/2016 Actions
Severance and related costs	$3.3	$13.3	$(14.8)	$–	$–	$1.8
Lease cancellation costs	.2	.2	(.3)	–	–	.1
Asset impairment charges	–	.1	–	(.1)	–	–
Prior actions
Severance and related costs	1.3	(.3)	(.1)	–	–	.9
Total	$4.8	$13.3	$(15.2)	$(.1)	$–	$2.8

The table below shows the total amount of restructuring charges incurred by reportable segment and Corporate:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Restructuring charges by reportable segment and Corporate
Label and Graphic Materials	$4.8	$4.5	$6.8	$6.6
Retail Branding and Information Solutions	2.8	1.7	6.3	4.9
Industrial and Healthcare Materials	–	.2	.2	.5
Corporate	–	–	–	–
Total	$7.6	$6.4	$13.3	$12.0

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

As of July 1, 2017, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $4.9 million and $2.13 billion, respectively.

We recognize derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and designate foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table shows the fair value and balance sheet locations of derivatives as of July 1, 2017:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$5.1	Other current liabilities	$10.1
Commodity contracts	Other current assets	.1	Other current liabilities	–
		$5.2		$10.1

Avery Dennison Corporation

The following table shows the fair value and balance sheet locations of derivatives as of December 31, 2016:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$4.6	Other current liabilities	$7.8
Commodity contracts	Other current assets	.5	Other current liabilities	–
Commodity contracts	Other assets	.1
		$5.2		$7.8

Fair Value Hedges

The following table shows the components of net gains (losses), before taxes, recognized in income related to fair value hedge contracts. The corresponding gains or losses on the underlying hedged items approximated the net gains (losses) on these fair value hedge contracts.

		Three Months Ended		Six Months Ended
(In millions)	Location of Net Gains (Losses) in Income	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange contracts	Cost of products sold	$–	$.7	$(1.0)	$1.7
Foreign exchange contracts	Marketing, general and administrative expense	(23.9)	6.9	(22.7)	2.4
		$(23.9)	$7.6	$(23.7)	$4.1

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings, resulting in no material net impact to income.

Cash Flow Hedges

Gains (losses), before taxes, recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange contracts	$(.4)	$(.3)	$(3.5)	$(1.8)
Commodity contracts	(.2)	.5	(.4)	.3
	$(.6)	$.2	$(3.9)	$(1.5)

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

The amount recognized in income related to the ineffective portion of, and the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was not material for the three and six months ended July 1, 2017 and July 2, 2016, respectively.

As of July 1, 2017, we expected a net loss of approximately $.3 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.

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

Avery Dennison Corporation

Gain (loss), before tax, recognized in “Accumulated other comprehensive loss” (effective portion) related to the net investment hedge was as follows:

	Three Months Ended			Six Months Ended
(In millions)	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
Foreign currency denominated debt	$(26.3)	$	n/a	$(37.7)	$	n/a

We recorded no ineffectiveness from our net investment hedge in earnings during the three or six months ended July 1, 2017.

Note 11.  Taxes Based on Income

The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Income before taxes	$149.5	$99.3	$285.4	$222.8
Provision for income taxes	28.6	19.3	52.3	53.2
Effective tax rate	19.1%	19.4%	18.3%	23.9%

The effective tax rate for the three and six months ended July 1, 2017 included $3.4 million of tax benefit from effective settlements of certain foreign tax examinations and changes in our judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities, as well as $3.1 million and $4.6 million, respectively, of tax benefit due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.  The effective tax rate for the three and six months ended July 1, 2017 also included a net benefit of $.6 million and $13.3 million, respectively, related to our adoption of the accounting guidance update related to stock-based payments described in Note 1, “General.”

The accounting guidance update related to stock-based payments requires that the effect of excess tax benefits associated with stock-based payments be recognized in the income statement instead of in capital in excess of par value as was the case prior to our adoption of this guidance.  Excess tax benefits are the effects of tax deductions in excess of compensation expenses recognized for financial accounting purposes.  These benefits related to stock-based awards are generally generated as a result of stock price appreciation during the vesting period or between the time of grant and the time of exercise.  We expect future excess tax benefits pursuant to this guidance to vary depending on the stock-based payments in future reporting periods. These excess tax benefits may cause variability in our future effective tax rate as they can fluctuate based on vesting and exercise activity, as well as our future stock price.  The tax effect of the tax deductions in excess of compensation cost related to the exercise of nonqualified stock options and vesting of other stock-based compensation awards recognized in capital in excess of par value was $.2 million and $7.1 million for the three and six months ended July 2, 2016, respectively.

In addition, the effective tax rate for the six months ended July 1, 2017 compared to the same period last year reflects a decrease in tax expense related to repatriation of non-permanently reinvested earnings of certain foreign subsidiaries and favorable changes in the geographic mix of our income before taxes.

The effective tax rate for the three and six months ended July 2, 2016 included $6.7 million of tax benefit from the release of valuation allowances against certain deferred tax assets in a foreign jurisdiction associated with a structural simplification approved by the tax authority; $5 million and $6 million of tax benefit, respectively, from changes in our judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; and $.7 million and $3.3 million of tax benefit, respectively, due to decreases in certain tax reserves as a result of closing tax years.

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $23 million, primarily as a result of audit settlements and closing tax years.

Avery Dennison Corporation

Note 12.  Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
(A) Net income available to common shareholders	$120.9	$80.0	$233.1	$169.6
(B) Weighted average number of common shares outstanding	88.5	89.1	88.4	89.3
Dilutive shares (additional common shares issuable under stock-based awards)(1)	1.4	1.6	1.6	1.6
(C) Weighted average number of common shares outstanding, assuming dilution	89.9	90.7	90.0	90.9
Net income per common share (A) ÷ (B)	$1.37	$.90	$2.64	$1.90
Net income per common share, assuming dilution (A) ÷ (C)	$1.34	$.88	$2.59	$1.87

(1)In 2017, the dilutive shares calculation reflects the impact of our adoption of the accounting guidance update described in Note 1, “General.”

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled approximately .1 million shares for both the three and six months ended July 1, 2017, and approximately .1 million shares and .2 million shares for the three and six months ended July 2, 2016, respectively.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 1, 2017 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2016	$(212.6)	$(540.3)	$1.0	$(751.9)
Other comprehensive income (loss) before reclassifications, net of tax	27.2	–	(3.0)	24.2
Reclassifications to net income, net of tax	–	9.6	1.7	11.3
Net current-period other comprehensive income (loss), net of tax	27.2	9.6	(1.3)	35.5
Balance as of July 1, 2017	$(185.4)	$(530.7)	$(.3)	$(716.4)

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 2, 2016 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2016	$(158.9)	$(521.6)	$(2.5)	$(683.0)
Other comprehensive income (loss) before reclassifications, net of tax	5.6	(46.7)	(1.2)	(42.3)
Reclassifications to net income, net of tax	–	35.4	1.1	36.5
Net current-period other comprehensive income (loss), net of tax	5.6	(11.3)	(.1)	(5.8)
Balance as of July 2, 2016	$(153.3)	$(532.9)	$(2.6)	$(688.8)

Avery Dennison Corporation

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net income were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$–	$(1.2)	$(.9)	$(.9)	Cost of products sold
Commodity contracts	.1	(.3)	.2	(.6)	Cost of products sold
Interest rate contracts	–	–	(1.8)	–	Interest expense
	.1	(1.5)	(2.5)	(1.5)	Total before tax
	–	.4	.8	.4	Provision for income taxes
	.1	(1.1)	(1.7)	(1.1)	Net of tax
Pension and other postretirement benefits(1)	(7.0)	(47.7)	(13.9)	(53.8)
	2.1	16.5	4.3	18.4	Provision for income taxes
	(4.9)	(31.2)	(9.6)	(35.4)	Net of tax
Total reclassifications for the period	$(4.8)	$(32.3)	$(11.3)	$(36.5)	Total, net of tax

(1) See Note 6, “Pension and Other Postretirement Benefits,” for more information.

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of July 1, 2017:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$22.5	$15.3	$7.2	$–
Derivative assets	5.2	.1	5.1	–
Bank drafts	16.3	16.3	–	–

Liabilities
Derivative liabilities	$10.1	$–	$10.1	$–

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2016:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$18.1	$11.7	$6.4	$–
Derivative assets	5.2	.6	4.6	–
Bank drafts	14.3	14.3	–	–

Liabilities
Derivative liabilities	$7.8	$–	$7.8	$–

Avery Dennison Corporation

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of July 1, 2017, trading securities of $.8 million and $21.7 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2016, trading securities of $.5 million and $17.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.  Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.

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

As of July 1, 2017, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination.  No settlement of our liability related to any of these sites has been agreed upon.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

Avery Dennison Corporation

The activity for the six months ended July 1, 2017 related to our environmental liabilities was as follows:

(In millions)
Balance at December 31, 2016	$21.3
Acquisitions	3.0
Charges (reversals), net	2.6
Payments	(3.5)
Balance at July 1, 2017	$23.4

Approximately $9 million and $8 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of July 1, 2017 and December 31, 2016, respectively.

Note 16.  Segment Information

Financial information by reportable segment is set forth below:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales to unaffiliated customers
Label and Graphic Materials	$1,123.1	$1,064.6	$2,212.7	$2,077.2
Retail Branding and Information Solutions	375.1	358.5	741.9	718.0
Industrial and Healthcare Materials	128.7	118.4	244.4	231.8
Net sales to unaffiliated customers	$1,626.9	$1,541.5	$3,199.0	$3,027.0
Intersegment sales
Label and Graphic Materials	$16.5	$15.9	$31.7	$32.7
Retail Branding and Information Solutions	.7	.8	1.6	1.7
Industrial and Healthcare Materials	1.6	1.9	3.2	4.4
Intersegment sales	$18.8	$18.6	$36.5	$38.8
Income before taxes
Label and Graphic Materials	$148.0	$138.3	$283.8	$264.9
Retail Branding and Information Solutions	28.2	23.1	54.8	44.6
Industrial and Healthcare Materials	11.0	16.9	23.8	32.5
Corporate expense	(21.5)	(63.6)	(44.1)	(88.5)
Interest expense	(16.2)	(15.4)	(32.9)	(30.7)
Income before taxes	$149.5	$99.3	$285.4	$222.8
Other expense, net by reportable segment
Label and Graphic Materials	$5.0	$6.2	$7.2	$8.3
Retail Branding and Information Solutions	2.8	2.4	6.6	5.6
Industrial and Healthcare Materials	2.4	.2	2.9	.5
Corporate	–	41.4	–	41.4
Other expense, net	$10.2	$50.2	$16.7	$55.8
Other expense, net by type
Restructuring charges:
Severance and related costs	$7.3	$3.6	$13.0	$8.8
Asset impairment charges and lease cancellation costs	.3	2.8	.3	3.2
Other items:
Transaction costs	2.6	2.1	3.4	2.1
Loss from settlement of pension obligations	–	41.4	–	41.4
Loss on sale of asset	–	.3	–	.3
Other expense, net	$10.2	$50.2	$16.7	$55.8

Avery Dennison Corporation

Note 17. Recent Accounting Requirements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance that provides clarity on which changes to share-based awards are considered substantive and require modification accounting to be applied. This guidance will be effective for interim and annual periods beginning after December 15, 2017. We do not regularly modify the terms and conditions of share-based awards and do not believe adoption of this amended guidance will have a significant effect on our financial position, results of operations, cash flows, and disclosures.

In March 2017, the FASB issued guidance that requires employers to present only the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. Components other than the service cost component will not be eligible for capitalization in assets. Employers are required to apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively, while the guidance that limits the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. This guidance will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures.

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

In January 2017, the FASB issued amended guidance that simplifies the subsequent measurement of goodwill.  This amended guidance eliminates step two of the goodwill impairment test, and a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  This guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted. While we currently anticipate adopting this guidance in the second half of 2017, we do not anticipate that its adoption will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

In March 2016, the FASB issued guidance on accounting for leases that requires lessees to recognize the rights and obligations created by leases on their balance sheets. This guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We expect to adopt this guidance as of the effective date. A modified retrospective approach is required for adoption with respect to all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. While we are currently assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures, we currently expect adoption of this guidance to have a significant impact on our financial position and disclosures.

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

Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions.  The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period.  By excluding the accounting effects, both positive and negative, of certain items (e.g., restructuring charges, legal settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains and losses from curtailment and settlement of pension obligations, gains or losses on sales of certain assets, and other items), we believe that we are providing meaningful supplemental information to facilitate an understanding of our core operating results and liquidity measures.  These non-GAAP financial measures are used internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period.  While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

We use the following non-GAAP financial measures in this MD&A:

•

Sales change ex. currency refers to the increase or decrease in sales excluding the estimated impact of foreign currency translation. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations.

•

Organic sales change refers to the increase or decrease in sales excluding the estimated impact of foreign currency translation, product line exits, acquisitions and divestitures, and, where applicable, an extra week in our fiscal year.

We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales growth from the ongoing activities of our businesses and better enable them to evaluate our results from period to period.

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Net Sales

The factors impacting the reported sales change are shown in the table below:

	Three Months Ended	Six Months Ended
	July 1, 2017	July 1, 2017
Reported sales change	6%	6%
Foreign currency translation	1	1
Sales change ex. currency	7%	7%
Acquisitions/divestitures	(4)	(3)
Organic sales change(1)	3%	3%

(1)Total may not sum due to rounding

In the three and six months ended July 1, 2017, net sales increased on an organic basis due to higher volume.

Net Income

Net income increased approximately $64 million in the first six months of 2017 compared to the same period last year. Major factors affecting net income in the first six months of 2017 included:

Positive factors:

•                  Higher volume

•                  Prior year loss from settlement of pension obligations

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

Offsetting factors:

•                  Negative mix

•                  Higher employee-related costs

•                  Foreign currency translation

Acquisitions

During the first six months of 2017, we completed three acquisitions (collectively, the “2017 Acquisitions”), none of which were material, individually or in the aggregate, to our unaudited Condensed Consolidated Financial Statements. Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Cost Reduction Actions

2015/2016 Actions

During the six months ended July 1, 2017, we recorded $13.6 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 380 positions, lease cancellation costs, and asset impairment charges.

Impact of Cost Reduction Actions

We anticipate incremental savings, net of transition costs, from our 2015/2016 actions of approximately $45 million to $50 million in 2017. We estimate cash restructuring costs of approximately $35 million in 2017.

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

Avery Dennison Corporation

Free Cash Flow

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net cash provided by operating activities	$178.3	$216.0
Purchases of property, plant and equipment	(66.5)	(61.3)
Purchases of software and other deferred charges	(14.9)	(6.1)
Proceeds from sales of property, plant and equipment	.2	3.2
Purchases of investments, net	(4.1)	–
Free cash flow	$93.0	$151.8

Free cash flow in the first six months of 2017 decreased compared to the same period last year primarily due to operational working capital improvements in the prior year, the benefit of which did not repeat in the current year, higher income tax payments, net of refunds, as well as higher capital and software expenditures and purchases of investments, net.  These were partially offset by higher net income.  Free cash flow in the first six months of 2017 also reflected the impact of our adoption of the accounting guidance described in “Accounting Guidance Update.”

Outlook

Certain factors that we believe may contribute to results for 2017 are described below:

•                  We expect our net sales to increase by 7% to 8%.

•                  Assuming the continuation of foreign currency rates in effect during July 2017, we would expect foreign currency translation to reduce our pre-tax operating income by approximately $4 million.

•                  We expect our full year effective tax rate to be approximately 28%.

•                  We anticipate our capital and software expenditures to be approximately $215 million.

•     We estimate pre-tax cash restructuring and certain acquisition-related transaction costs to total approximately $40 million.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

Income before Taxes

	Three Months Ended
(Dollars in millions)	July 1, 2017	July 2, 2016
Net sales	$1,626.9	$1,541.5
Cost of products sold	1,174.3	1,107.4
Gross profit	452.6	434.1
Marketing, general and administrative expense	276.7	269.2
Interest expense	16.2	15.4
Other expense, net	10.2	50.2
Income before taxes	$149.5	$99.3

Gross profit margin	27.8%	28.2%

Gross Profit Margin

Gross profit margin for the second quarter of 2017 decreased compared to the same period last year due to margin decline in the Industrial and Healthcare Materials reportable segment, driven by a program loss in personal care tapes and higher raw material input costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the second quarter of 2017 compared to the same period last year reflecting the impact of acquisitions and higher employee-related costs, partially offset by benefits from productivity initiatives, including savings from restructuring, net of transition costs.

Avery Dennison Corporation

Other Expense, net

	Three Months Ended
(In millions)	July 1, 2017	July 2, 2016
Other expense, net by type
Restructuring charges:
Severance and related costs	$7.3	$3.6
Asset impairment charges and lease cancellation costs	.3	2.8
Other items:
Transaction costs	2.6	2.1
Loss from settlement of pension obligations	–	41.4
Loss on sale of asset	–	.3
Other expense, net	$10.2	$50.2

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding charges associated with restructuring.

Refer to Note 6, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information regarding loss from settlement of pension obligations.

Net Income and Earnings per Share

	Three Months Ended
(Dollars in millions, except per share amounts)	July 1, 2017	July 2, 2016
Income before taxes	$149.5	$99.3
Provision for income taxes	28.6	19.3
Net income	$120.9	$80.0
Net income per common share	$1.37	$.90
Net income per common share, assuming dilution	1.34	.88

Effective tax rate	19.1%	19.4%

Provision for Income Taxes

The effective tax rate for the three months ended July 1, 2017 included $3.4 million of tax benefit from effective settlements of certain foreign tax examinations and changes in our judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities, as well as $3.1 million of tax benefit due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.

The effective tax rate for the three months ended July 2, 2016 included $6.7 million of tax benefit from the release of valuation allowances against certain deferred tax assets in a foreign jurisdiction associated with a structural simplification approved by the tax authority; $5 million of tax benefit from changes in our judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; and $.7 million of tax benefits due to decreases in certain tax reserves as a result of closing tax years.

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

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER

Operating income refers to income before interest and taxes.

Label and Graphic Materials

	Three Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net sales including intersegment sales	$1,139.6	$1,080.5
Less intersegment sales	(16.5)	(15.9)
Net sales	$1,123.1	$1,064.6
Operating income(1)	148.0	138.3
(1) Included costs associated with restructuring and transaction costs in both quarters.	$5.0	$6.2

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
July 1, 2017
Reported sales change	6%
Foreign currency translation	1
Sales change ex. currency	7%
Acquisitions	(4)
Organic sales change(1)	2%

(1)Total may not sum due to rounding

In the second quarter of 2017, net sales increased on an organic basis due to higher volume. Sales increased on an organic basis at low-single digit rates in North America, Western Europe, and emerging markets.

Operating Income

Operating income increased in the second quarter of 2017 compared to the same period last year due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by the net impact of pricing and raw material costs, and higher employee-related costs.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net sales including intersegment sales	$375.8	$359.3
Less intersegment sales	(.7)	(.8)
Net sales	$375.1	$358.5
Operating income(1)	28.2	23.1
(1) Included costs associated with restructuring in both quarters, and, in 2016, loss on sale of an asset and transaction costs related to sale of product line.	$2.8	$2.4

Avery Dennison Corporation

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
July 1, 2017
Reported sales change	5%
Foreign currency translation	1
Sales change ex. currency	6%
Organic sales change	6%

In the second quarter of 2017, net sales increased on an organic basis due to higher volume reflecting growth of both radio-frequency identification products and base apparel tickets and tags.

Operating Income

Operating income increased in the second quarter of 2017 primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume, partially offset by higher employee-related costs.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net sales including intersegment sales	$130.3	$120.3
Less intersegment sales	(1.6)	(1.9)
Net sales	$128.7	$118.4
Operating income(1)	11.0	16.9
(1)Included costs associated with transaction costs in 2017 and restructuring in 2016.	$2.4	$.2

Net Sales

The factors impacting the reported sales change are shown in the table below:

Three Months Ended
July 1, 2017
Reported sales change	9%
Foreign currency translation	2
Sales change ex. currency(1)	10%
Acquisitions	(10)
Organic sales change	–%

(1)Total may not sum due to rounding

In the second quarter of 2017, net sales were flat on an organic basis as volume was comparable to the prior year, with growth in industrial categories offset by an anticipated decline in healthcare categories.

Operating Income

Operating income decreased in the second quarter of 2017 compared to the same period last year due to the impact of the decline in healthcare categories, higher employee-related costs, and growth investments, partially offset by higher volume in industrial categories and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.  The benefit of higher volume from acquired businesses was more than offset by integration and transaction costs related to acquisitions.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

Income before Taxes

	Six Months Ended
(Dollars in millions)	July 1, 2017	July 2, 2016
Net sales	$3,199.0	$3,027.0
Cost of products sold	2,304.0	2,170.3
Gross profit	895.0	856.7
Marketing, general and administrative expense	560.0	547.4
Interest expense	32.9	30.7
Other expense, net	16.7	55.8
Income from continuing operations before taxes	$285.4	$222.8

Gross profit margin	28.0%	28.3%

Gross Profit Margin

Gross profit margin for the first six months of 2017 decreased compared to the same period last year due to margin decline in the Industrial and Healthcare Materials reportable segment, driven by the program loss in personal care tapes and higher raw material input costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the first six months of 2017 compared to the same period last year reflecting the impact of acquisitions and higher employee-related costs, partially offset by benefits from productivity initiatives, including savings from restructuring, net of transition costs, and the favorable impact of foreign currency translation.

Other Expense, net

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Other expense, net by type
Restructuring charges:
Severance and related costs	$13.0	$8.8
Asset impairment charges and lease cancellation costs	.3	3.2
Other items:
Transaction costs	3.4	2.1
Loss from settlement of pension obligations	–	41.4
Loss on sale of asset	–	.3
Other expense, net	$16.7	$55.8

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Refer to Note 6, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information regarding loss from settlement of pension obligations.

Net Income and Earnings per Share

	Six Months Ended
(Dollars in millions, except per share amounts)	July 1, 2017	July 2, 2016
Income before taxes	$285.4	$222.8
Provision for income taxes	52.3	53.2
Net income	$233.1	$169.6
Net income per common share	$2.64	$1.90
Net income per common share, assuming dilution	2.59	1.87

Effective tax rate	18.3%	23.9%

Avery Dennison Corporation

Provision for Income Taxes

The effective tax rate for the six months ended July 1, 2017 included $3.4 million of tax benefit from effective settlements of certain foreign tax examinations and changes in our judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities, as well as $4.6 million of tax benefit due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.  The effective tax rate for the six months ended July 1, 2017 also included a net benefit of $13.3 million related to our adoption of the accounting guidance update related to stock-based payments described in Note 1, “General.”

The accounting guidance update related to stock-based payments requires that the effect of excess tax benefits associated with stock-based payments be recognized in the income statement instead of in capital in excess of par value as was the case prior to our adoption of this guidance.  Excess tax benefits are the effects of tax deductions in excess of compensation expenses recognized for financial accounting purposes.  These benefits related to stock-based awards are generally generated as a result of stock price appreciation during the vesting period or between the time of grant and the time of exercise.  We expect future excess tax benefits pursuant to this guidance to vary depending on the stock-based payments in future reporting periods. These excess tax benefits may cause variability in our future effective tax rate as they can fluctuate based on vesting and exercise activity, as well as our future stock price.  The tax effect of the tax deductions in excess of compensation cost related to the exercise of nonqualified stock options and vesting of other stock-based compensation awards recognized in capital in excess of par value was $7.1 million for the six months ended July 2, 2016.

In addition, the effective tax rate for the six months ended July 1, 2017 compared to the same period last year reflects a decrease in tax expense related to repatriation of non-permanently reinvested earnings of certain foreign subsidiaries and favorable changes in the geographic mix of our income before taxes.

The effective tax rate for the six months ended July 2, 2016 included $6.7 million of tax benefit from the release of valuation allowances against certain deferred tax assets in a foreign jurisdiction associated with a structural simplification approved by the tax authority; $6 million of tax benefit from changes in our judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; and $3.3 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.

Our effective tax rate can vary widely from quarter to quarter due to interim reporting requirements, the recognition of discrete events and the timing of repatriation of foreign earnings.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE

Operating income refers to income before interest and taxes.

Label and Graphic Materials

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net sales including intersegment sales	$2,244.4	$2,109.9
Less intersegment sales	(31.7)	(32.7)
Net sales	$2,212.7	$2,077.2
Operating income(1)	283.8	264.9
(1)Included costs associated with restructuring and transaction costs in both years.	$7.2	$8.3

Net Sales

The factors impacting the reported sales change are shown in the table below:

Six Months Ended
July 1, 2017
Reported sales change	7%
Foreign currency translation	1
Sales change ex. currency	8%
Acquisitions	(4)
Organic sales change	4%

Avery Dennison Corporation

In the first six months of 2017, net sales increased on an organic basis primarily due to higher volume. Net sales increased on an organic basis at mid-single digit rates in emerging markets and Western Europe. In North America, net sales increased modestly on an organic basis.

Operating Income

Operating income increased in the first six months of 2017 compared to the same period last year primarily reflecting higher volume and benefits from productivity initiatives, including savings from restructuring, net of transition costs, partially offset by mix and higher employee-related costs.

Retail Branding and Information Solutions

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net sales including intersegment sales	$743.5	$719.7
Less intersegment sales	(1.6)	(1.7)
Net sales	$741.9	$718.0
Operating income(1)	54.8	44.6
(1) Included costs associated with restructuring and transaction costs in both years, and loss on sale of an asset in 2016.	$6.6	$5.6

Net Sales

The factors impacting the reported sales change are shown in the table below:

Six Months Ended
July 1, 2017
Reported sales change	3%
Foreign currency translation	1
Sales change ex. currency	4%
Organic sales change	4%

In the first six months of 2017, net sales increased on an organic basis due to higher volume reflecting growth in both radio-frequency identification products and base apparel tickets and tags.

Operating Income

Operating income increased in the first six months of 2017 compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume, partially offset by higher employee-related costs.

Industrial and Healthcare Materials

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net sales including intersegment sales	$247.6	$236.2
Less intersegment sales	(3.2)	(4.4)
Net sales	$244.4	$231.8
Operating income(1)	23.8	32.5
(1)Included costs associated with restructuring in both years and transaction costs in 2017.	$2.9	$.5

Avery Dennison Corporation

Net Sales

The factors impacting the reported sales change are shown in the table below:

	Six Months Ended
	July 1, 2017
Reported sales change	5%
Foreign currency translation	2
Sales change ex. currency	7%
Acquisitions	(8)
Organic sales change	(1	) %

In the first six months of 2017, net sales decreased on an organic basis primarily due to lower volume, as growth in industrial categories was more than offset by the anticipated decline in healthcare categories.

Operating Income

Operating income decreased in the first six months of 2017 compared to the same period last year due to the impact of the decline in healthcare categories, higher employee-related costs, and growth investments, partially offset by higher volume in industrial categories and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs. The benefit of higher volume from acquired businesses was more than offset by integration and transaction costs related to acquisitions.

FINANCIAL CONDITION

Liquidity

Operating Activities

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net income	$233.1	$169.6
Depreciation and amortization	90.8	89.4
Provision for doubtful accounts and sales returns	19.8	21.3
Net losses from asset impairments and sales/disposals of assets	.6	3.2
Stock-based compensation	13.2	14.1
Loss from settlement of pension obligations	–	41.4
Other non-cash expense and loss	28.1	24.1
Changes in assets and liabilities and other adjustments	(207.3)	(147.1)
Net cash provided by operating activities	$178.3	$216.0

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first six months of 2017, cash flow from operating activities decreased compared to the same period last year primarily due to operational working capital improvements in the prior year, the benefit of which did not repeat in the current year, and higher income tax payments, net of refunds.  These were partially offset by higher net income. In addition, in the first six months of 2017, operating activities reflected the impact of our adoption of the accounting guidance described above in “Accounting Guidance Update.”

Investing Activities

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Purchases of property, plant and equipment	$(66.5)	$(61.3)
Purchases of software and other deferred charges	(14.9)	(6.1)
Proceeds from sales of property, plant and equipment	.2	3.2
Purchases of investments, net	(4.1)	–
Payments for acquisitions, net of cash acquired, and investments in businesses	(300.9)	–
Net cash used in investing activities	$(386.2)	$(64.2)

Avery Dennison Corporation

Capital and Software Spending

During the first six months of 2017, we invested in new equipment to support growth in Asia, Europe, and North America, and to improve manufacturing productivity.  During the first six months of 2016, we invested in new equipment to support growth, primarily in Asia, and to improve manufacturing productivity.

During the first six months of 2017, we invested in information technology primarily associated with enterprise resource planning system implementations in North America, Asia, and Europe.  During the first six months of 2016, we invested in information technology primarily associated with enterprise resource planning system implementations in North America and Europe.

Payments for Acquisitions

During the first six months of 2017, the aggregate payments for acquisitions, net of cash acquired, was approximately $300 million, which we funded through cash and existing credit facilities.

Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Financing Activities

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net (decrease) increase in borrowings (maturities of three months or less)	$(159.5)	$104.6
Additional long-term borrowings	526.6	–
Repayments of long-term debt	(1.5)	(1.2)
Dividends paid	(76.2)	(69.6)
Share repurchases	(70.3)	(160.1)
Proceeds from exercises of stock options, net	17.5	41.4
Tax withholding for and excess tax benefit from stock-based compensation, net	(20.0)	(8.4)
Net cash provided by (used in) financing activities	$216.6	$(93.3)

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first six months of 2017 and 2016, our commercial paper borrowings were used to fund share repurchase activity, dividend payments, and capital expenditures.

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were $526.6 million (€495.5 million), a portion of which was used to repay commercial paper borrowings that we used to finance a portion of our acquisition of Mactac in August 2016. During the second quarter of 2017, we used the remainder for general corporate purposes, including acquisitions.

Refer to Note 5, “Debt,” and Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividend Payments

We paid dividends of $.86 per share in the first six months of 2017 compared to $.78 per share in the same period last year. In April 2017, we increased our quarterly dividend to $.45 per share, representing an increase of approximately 10% from our previous dividend rate of $.41 per share.

Share Repurchases

During the first six months of 2017, we repurchased .9 million shares of our common stock at an aggregate cost of $70.3 million. During the first six months of 2016, we repurchased 2.4 million shares of our common stock at an aggregate cost of $160.1 million.

In April 2017, our Board of Directors (“Board”) authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases and in addition to any amount outstanding under our previous Board authorization.  Our Board repurchase authorizations remain in effect until shares in the respective amount authorized thereunder have been repurchased.

As of July 1, 2017, shares of our common stock in the aggregate amount of approximately $685 million remained authorized for repurchase under our outstanding Board authorizations.

Avery Dennison Corporation

Tax Withholding for and Excess Tax Benefit from Stock-Based Compensation, Net

During the first six months of 2017, tax withholding for and excess tax benefit from stock-based compensation, net, reflected the impact of our adoption of the previously described accounting guidance update. Refer to “Accounting Guidance Update” above for more information.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the six months ended July 1, 2017, property, plant and equipment, net, increased by approximately $103 million to $1.02 billion, which primarily reflected the preliminary valuation of property, plant and equipment from the 2017 Acquisitions of approximately $65 million.

In the six months ended July 1, 2017, goodwill increased by approximately $157 million to $950.4 million, which reflected the preliminary valuation of goodwill associated with the 2017 Acquisitions, purchase price allocation adjustments associated with the acquisition of Mactac completed in August 2016, and the impact of foreign currency translation.

In the six months ended July 1, 2017, other intangibles resulting from business acquisitions, net, increased by approximately $101 million to $168.1 million, which reflected the preliminary valuation of other intangibles from the 2017 Acquisitions and the impact of foreign currency translation, partially offset by current year amortization expense.

Refer to Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” and Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the six months ended July 1, 2017, other assets increased by approximately $18 million to $420.6 million, which reflected an increase in the cash surrender value of our corporate-owned life insurance policies and the impact of foreign currency translation, partially offset by amortization expense related to software and other deferred charges, net of purchases.

Shareholders’ Equity Accounts

In the six months ended July 1, 2017, the balance of our shareholders’ equity increased by approximately $144 million to $1.07 billion, which primarily reflected net income, the use of treasury shares to settle stock-based awards and fund contributions to our U.S. defined contribution plan, and the impact of foreign currency translation. These increases were partially offset by dividend payments and share repurchases.

Impact of Foreign Currency Translation

Six Months Ended
(In millions)	July 1, 2017
Change in net sales	$(31)
Change in net income	(4)

International operations generated approximately 75% of our net sales during the six months ended July 1, 2017.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first six months of 2017 compared to the same period last year was primarily related to euro-denominated sales and sales in China, partially offset by sales in Brazil.

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

Avery Dennison Corporation

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities), as a percentage of annualized net sales, was 3.7% in the first six months of 2017 compared to 5.8% in the first six months of 2016 primarily driven by an increase in short-term borrowings and current portion of long-term debt and capital leases, partially offset by increases in trade accounts receivable and inventories, net.

Operational working capital, as a percentage of annualized net sales, reconciled with working capital below, was 12.9% in the first six months of 2017 compared to 11.3% in the first six months of 2016 primarily driven by the impact of acquisitions.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Six Months Ended
(Dollars in millions)	July 1, 2017	July 2, 2016
(A) Working capital	$237.4	$350.3
Reconciling items:
Cash and cash equivalents	(209.4)	(216.1)
Assets held for sale	(8.3)	(4.4)
Other current assets	(235.5)	(169.6)
Short-term borrowings and current portion of long-term debt and capital leases	444.0	199.0
Accrued payroll and employee benefits and other current liabilities	597.5	525.3
(B) Operational working capital	$825.7	$684.5
(C) Annualized net sales (year-to-date sales, multiplied by two)	$6,398.0	$6,054.0
Working capital, as a percentage of annualized net sales (A) ÷ (C)	3.7%	5.8%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	12.9%	11.3%

Accounts Receivable Ratio

The average number of days sales outstanding, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months, was 64 days in the first six months of 2017 compared to 62 days in the first six months of 2016.  The increase in the average number of days sales outstanding from the prior year primarily reflected the timing of collections, as well as the impact of acquisitions and the impact of foreign currency translation.

Inventory Ratio

Average inventory turnover, calculated using the annualized cost of sales (cost of sales for the first six months, multiplied by two) divided by the two-quarter average inventory balance, was 7.7 in the first six months of 2017 compared to 8.3 in the first six months of 2016.  The decrease in the current year average inventory turnover primarily reflected the impact of acquisitions, as well as the timing of inventory purchases.

Accounts Payable Ratio

The average number of days payable outstanding, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months, was 73 days in the first six months of 2017 compared to 72 days in the first six months of 2016. The increase in average number of days payable outstanding from the prior year primarily reflected the timing of vendor payments, the impact of foreign currency translation, and the impact of acquisitions.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At July 1, 2017, we had cash and cash equivalents of $209.4 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At July 1, 2017, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including commercial paper, borrowings from foreign subsidiaries, and repatriating foreign earnings. However, if we were to repatriate incremental foreign earnings, we may be subject to additional taxes in the U.S.

Our $700 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of July 1, 2017 and December 31, 2016, we were in compliance with our financial covenants.

Avery Dennison Corporation

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

We anticipate using commercial paper borrowings to fund the repayment of $250 million of senior notes maturing in October 2017.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $428 million in the first six months of 2017 to $1.72 billion, primarily reflecting the issuance of senior notes in March 2017.  Refer to “Financing Activities” above for more information.

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

Changes in Internal Control Over Financial Reporting

We periodically assess our internal control environment. During 2014, we began a phased implementation of a new transactional system in our Retail Branding and Information Solutions reportable segment that is expected to continue through 2021. Processes affected by this implementation include order management, pricing, shipping, general accounting, manufacturing and planning. Where appropriate, we are reviewing related internal controls and making changes. Other than this implementation, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of reviewing our internal control structure related to businesses acquired in 2017. We will make any necessary changes as we integrate these acquired businesses into our overall process of internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the second quarter of 2017 are listed in the table below. Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
April 2, 2017 – April 29, 2017	189.8	$80.40	189.8
April 30, 2017 – May 27, 2017	236.7	83.35	236.7
May 28, 2017 – July 1, 2017	7.0	87.73	7.0
Total	433.5	$82.13	433.5	$684.7

(1)The periods shown are our fiscal periods during the thirteen-week quarter ended July 1, 2017.

(2)Shares in thousands.

(3)In April 2017, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, and in addition to the amount outstanding under our previous Board authorization.  Our Board repurchase authorizations remain in effect until shares in the respective amount authorized thereunder have been repurchased.

(4)Dollars in millions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

Avery Dennison Corporation

ITEM 6. EXHIBITS

Exhibit 10.1*†	Offer Letter to Gregory S. Lovins
Exhibit 10.2*†	Form of Director Restricted Stock Unit Agreement under 2017 Incentive Award Plan
Exhibit 10.3*†	Form of Employee Market-Leveraged Stock Unit Agreement under 2017 Incentive Award Plan
Exhibit 10.4*†	Form of Employee Performance Unit Agreement under 2017 Incentive Award Plan
Exhibit 10.5*†	Form of Employee Restricted Stock Unit Agreement under 2017 Incentive Award Plan
Exhibit 10.6*†	Form of Employee Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document

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

August 1, 2017