Form 10-Q
period 2017-09-30
Avery Dennison Corp
filed 2017-10-31
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of $1 par value common stock outstanding as of October 28, 2017: 88,036,368

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2017 QUARTERLY REPORT ON FORM 10-Q

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

Our forward-looking statements are made as of the date hereof.  We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$232.3	$195.1
Trade accounts receivable, less allowances of $41.3 and $47.8 at September 30, 2017 and December 31, 2016, respectively	1,184.8	1,001.0
Inventories, net	620.0	519.1
Assets held for sale	6.8	6.8
Other current assets	239.4	182.8
Total current assets	2,283.3	1,904.8
Property, plant and equipment	2,941.4	2,661.4
Accumulated depreciation	(1,894.4)	(1,746.2)
Property, plant and equipment, net	1,047.0	915.2
Goodwill	977.1	793.6
Other intangibles resulting from business acquisitions, net	170.1	66.7
Non-current deferred income taxes	347.4	313.2
Other assets	445.1	402.9
	$5,270.0	$4,396.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$383.0	$579.1
Accounts payable	949.2	841.9
Accrued payroll and employee benefits	226.1	217.4
Other current liabilities	465.0	365.9
Total current liabilities	2,023.3	2,004.3
Long-term debt and capital leases	1,298.4	713.4
Long-term retirement benefits and other liabilities	678.7	660.9
Non-current deferred and payable income taxes	134.7	92.3
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at September 30, 2017 and December 31, 2016; issued – 124,126,624 shares at September 30, 2017 and December 31, 2016; outstanding – 88,080,629 shares and 88,308,860 shares at September 30, 2017 and December 31, 2016, respectively	124.1	124.1
Capital in excess of par value	854.6	852.0
Retained earnings	2,693.3	2,473.3
Treasury stock at cost, 36,045,995 shares and 35,817,764 shares at September 30, 2017 and December 31, 2016, respectively	(1,838.0)	(1,772.0)
Accumulated other comprehensive loss	(699.1)	(751.9)
Total shareholders’ equity	1,134.9	925.5
	$5,270.0	$4,396.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$1,679.5	$1,508.7	$4,878.5	$4,535.7
Cost of products sold	1,227.9	1,091.1	3,531.9	3,261.4
Gross profit	451.6	417.6	1,346.6	1,274.3
Marketing, general and administrative expense	277.2	270.3	837.2	817.7
Interest expense	16.8	14.7	49.7	45.4
Other expense, net	10.8	4.6	27.5	60.4
Income before taxes	146.8	128.0	432.2	350.8
Provision for income taxes	38.5	38.9	90.8	92.1
Net income	$108.3	$89.1	$341.4	$258.7

Per share amounts:
Net income per common share	$1.23	$1.00	$3.86	$2.90
Net income per common share, assuming dilution	$1.20	$.98	$3.79	$2.85
Dividends per common share	$.45	$.41	$1.31	$1.19

Weighted average number of shares outstanding:
Common shares	88.3	89.1	88.4	89.2
Common shares, assuming dilution	89.9	90.6	90.1	90.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$108.3	$89.1	$341.4	$258.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	12.1	15.5	39.3	21.1
Pension and other postretirement benefits	5.0	4.4	14.6	(6.9)
Cash flow hedges	.2	(.1)	(1.1)	(.2)
Other comprehensive income, net of tax	17.3	19.8	52.8	14.0
Total comprehensive income, net of tax	$125.6	$108.9	$394.2	$272.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Operating Activities
Net income	$341.4	$258.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	92.6	88.8
Amortization	42.2	46.7
Provision for doubtful accounts and sales returns	28.1	33.8
Net losses from asset impairments and sales/disposals of assets	2.4	3.8
Stock-based compensation	22.2	20.1
Loss from settlement of pension obligations	–	41.4
Other non-cash expense and loss	41.0	34.7
Changes in assets and liabilities and other adjustments	(177.3)	(162.3)
Net cash provided by operating activities	392.6	365.7

Investing Activities
Purchases of property, plant and equipment	(111.4)	(104.9)
Purchases of software and other deferred charges	(23.5)	(16.6)
Proceeds from sales of property, plant and equipment	3.0	4.3
Purchases of investments, net	(4.7)	(.8)
Payments for acquisitions, net of cash acquired, and investments in businesses	(309.5)	(227.5)
Net cash used in investing activities	(446.1)	(345.5)

Financing Activities
Net (decrease) increase in borrowings (maturities of three months or less)	(220.1)	242.0
Additional long-term borrowings	526.6	–
Repayments of long-term debt	(2.5)	(1.9)
Dividends paid	(115.8)	(106.2)
Share repurchases	(104.8)	(181.5)
Proceeds from exercises of stock options, net	17.7	63.4
Tax withholding for and excess tax benefit from stock-based compensation, net	(20.3)	(4.4)
Net cash provided by financing activities	80.8	11.4

Effect of foreign currency translation on cash balances	9.9	(1.0)
Increase in cash and cash equivalents	37.2	30.6
Cash and cash equivalents, beginning of year	195.1	158.8
Cash and cash equivalents, end of period	$232.3	$189.4

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

Fiscal Periods

The three and nine months ended September 30, 2017 and October 1, 2016 each consisted of thirteen-week and thirty-nine-week periods, respectively.

Accounting Guidance Update

In the first quarter of 2017, we adopted an accounting guidance update that simplifies several aspects of the accounting for stock-based payment transactions.  As a result of adopting this update, beginning in the first quarter of 2017, (i) the tax effects related to stock-based payments at settlement or expiration were recognized through the income statement, a change from the previous requirement that certain tax effects be recognized in capital in excess of par value, and, as required by this guidance, this change was applied prospectively, and (ii) all tax-related cash flows resulting from stock-based payments were reported as operating activities on the statements of cash flows, a change from the previous requirement to present excess tax benefits as an inflow from financing activities and an outflow from operating activities, and, as permitted by this update, prior periods were not retrospectively adjusted. Refer to Note 8, “Long-Term Incentive Compensation and Supplemental Equity Information,” and Note 11, “Taxes Based on Income,” for further information.

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

The aggregate purchase consideration for these acquisitions, which is subject to customary post-closing adjustments, was approximately $344 million. This included $15 million of payments based on Yongle Tape’s achievement of certain pre-acquisition performance targets. The payments for the 2017 Acquisitions were funded through cash and existing credit facilities. In addition to the cash paid at the closing of the 2017 Acquisitions, certain sellers are eligible for earn-out payments of up to approximately $45 million related to the achievement of certain performance targets for 2017 and 2018. Based on our current estimates, we have accrued approximately $38 million for these additional earn-out payments, which has been included in the $344 million of aggregate purchase consideration.

Consistent with the allowable time to complete our assessment, the valuations of certain acquired assets and liabilities, including tangible and intangible assets, environmental liabilities and income taxes, are currently pending.

The 2017 Acquisitions were not material, individually or in the aggregate, to our unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

Note 3.  Inventories

Net inventories consisted of:

(In millions)	September 30, 2017	December 31, 2016
Raw materials	$222.1	$185.0
Work-in-progress	182.6	156.8
Finished goods	215.3	177.3
Inventories, net	$620.0	$519.1

Note 4.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

Changes in the net carrying amount of goodwill for the nine months ended September 30, 2017, by reportable segment, were as follows:

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of December 31, 2016	$373.3	$353.9	$66.4	$793.6
2017 Acquisitions(1)	20.8	–	114.8	135.6
Acquisition adjustments(2)	5.0	–	.7	5.7
Translation adjustments	35.6	2.7	3.9	42.2
Goodwill as of September 30, 2017	$434.7	$356.6	$185.8	$977.1

(1) Goodwill acquired related to the acquisitions of Hanita, which is included in the Label and Graphic Materials reportable segment, and Finesse Medical and Yongle Tape, which are included in the Industrial and Healthcare Materials reportable segment.

(2) Goodwill purchase price allocation adjustments related to the acquisition of the European business of Mactac completed in August 2016.

The carrying amounts of goodwill at September 30, 2017 and December 31, 2016 were net of cumulative impairment losses of $820 million recognized in fiscal year 2009 by our Retail Branding and Information Solutions reportable segment.

In connection with the 2017 Acquisitions, we recognized goodwill based on our expectation of synergies and other benefits from acquiring these businesses. We expect the majority of the recognized goodwill related to the Hanita acquisition to be deductible for income tax purposes.

Finite-Lived Intangible Assets

In connection with the 2017 Acquisitions, we acquired approximately $111 million of identifiable intangible assets, which consisted of customer relationships, trade names and trademarks, and patents and other acquired technology.  We utilized the income approach to estimate the fair values of the identifiable intangibles associated with the 2017 Acquisitions, using primarily Level 3 inputs.  The discount rates we used to value these assets were between 10% and 16%.

The table below summarizes the preliminary amounts and weighted useful lives of these intangible assets:

	Amount (in millions)	Weighted-average amortization period (in years)
Customer relationships	$74.3	15
Patents and other acquired technology	32.2	9
Trade names and trademarks	4.2	6

Refer to Note 2, “Acquisitions,” for more information.

Avery Dennison Corporation

Note 5.  Debt

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were $526.6 million (€495.5 million), a portion of which was used to repay commercial paper borrowings that we used to finance a portion of our acquisition of the European business of Mactac (“Mactac”) in August 2016 and the remainder of which was used for general corporate purposes, including acquisitions. We designated the senior notes as a net investment hedge of our investment in foreign operations. Refer to Note 10, “Financial Instruments,” for more information.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates carrying value given the short duration of these obligations. The fair value of our total debt was $1.7 billion at September 30, 2017 and $1.31 billion at December 31, 2016. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our $700 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of September 30, 2017 and December 31, 2016, we were in compliance with our financial covenants.

On October 2, 2017, subsequent to the end of the third quarter of 2017, we repaid $250 million of senior notes at maturity using commercial paper borrowings.

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

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$.1	$4.6	$.1	$3.5	$.3	$13.4	$.3	$10.4
Interest cost	8.1	3.7	8.1	4.1	26.2	10.6	26.4	12.4
Actuarial loss	.2	–	.7	–	1.1	–	2.4	–
Expected return on plan assets	(10.1)	(5.4)	(10.4)	(5.4)	(30.4)	(15.6)	(32.3)	(16.1)
Recognized net actuarial loss	4.7	2.8	4.9	1.7	14.1	8.0	14.1	5.3
Amortization of prior service cost (credit)	.3	(.1)	.3	–	.7	(.3)	.9	(.2)
Recognized loss on settlements(1)	–	–	–	–	–	–	41.4	–
Net periodic benefit cost	$3.3	$5.6	$3.7	$3.9	$12.0	$16.1	$53.2	$11.8

(1)In the second quarter of 2016, we recognized loss on settlements related to the Avery Dennison Pension Plan, our U.S. pension plan, as a result of lump-sum pension payments to eligible former employees who were vested participants in the plan.  The loss on settlements was recorded in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest cost	$–	$–	$.1	$.1
Recognized net actuarial loss	.4	.5	1.1	1.3
Amortization of prior service credit	(.9)	(.9)	(2.5)	(2.5)
Net periodic benefit credit	$(.5)	$(.4)	$(1.3)	$(1.1)

Avery Dennison Corporation

Note 7.  Research and Development

Research and development expense was $23.6 million and $70 million for the three and nine months ended September 30, 2017, respectively, and $22.4 million and $67.4 million for the three and nine months ended October 1, 2016, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 8.  Long-Term Incentive Compensation and Supplemental Equity Information

As discussed in Note 1, “General,” we adopted an accounting guidance update in the first quarter of 2017 that, among other things, provided an accounting policy election to account for forfeitures of stock-based awards as they occur, rather than based on an estimate of expected forfeitures. We elected to continue our current practice of estimating expected forfeitures in determining the compensation cost to be recognized each period.

In April 2017, our shareholders approved our 2017 Incentive Award Plan (the “2017 Plan”) to replace our Amended and Restated Stock Option and Incentive Plan.  The 2017 Plan, a long-term incentive plan for eligible employees and non-employee directors, allows us to grant stock-based compensation awards – including stock options, restricted stock units, performance units, and market-leveraged stock units – or a combination of these and other awards. Under the 2017 Plan, the aggregate number of shares available for issuance is 5.4 million shares and each full value award will be counted as 1.5 shares for purposes of the number of shares authorized for issuance.  Full value awards include restricted stock units, performance units, and market-leveraged stock units.

Stock-Based Awards

Stock-based compensation expense was $9 million and $22.2 million for the three and nine months ended September 30, 2017, respectively, and $6 million and $20.1 million for the three and nine months ended October 1, 2016, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of September 30, 2017, we had approximately $46 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average requisite service period of approximately two years.

Cash-Based Awards

The compensation expense related to long-term incentive units was $7.8 million and $24.6 million for the three and nine months ended September 30, 2017, respectively, and $7 million and $21.7 million for the three and nine months ended October 1, 2016, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

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

Note 9.  Cost Reduction Actions

2015/2016 Actions

During the nine months ended September 30, 2017, we recorded $24.4 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 670 positions, lease cancellation costs, and asset impairment charges.

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

Avery Dennison Corporation

During the nine months ended September 30, 2017, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2016	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at September 30, 2017
2015/2016 Actions
Severance and related costs	$3.3	$22.4	$(22.5)	$–	$.1	$3.3
Lease cancellation costs	.2	1.1	(.4)	–	–	.9
Asset impairment charges	–	1.0	–	(1.0)	–	–
Prior actions
Severance and related costs	1.3	(.7)	(.7)	–	.1	–
Total	$4.8	$23.8	$(23.6)	$(1.0)	$.2	$4.2

The table below shows the total amount of restructuring charges incurred by reportable segment and Corporate:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Restructuring charges by reportable segment and Corporate
Label and Graphic Materials	$3.1	$.7	$9.9	$7.3
Retail Branding and Information Solutions	7.4	1.5	13.7	6.4
Industrial and Healthcare Materials	–	.4	.2	.9
Corporate	–	–	–	–
Total	$10.5	$2.6	$23.8	$14.6

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

As of September 30, 2017, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $4.4 million and $1.84 billion, respectively.

We recognize derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges and designate foreign exchange contracts on existing balance sheet items as fair value hedges.

The following table shows the fair value and balance sheet locations of derivatives as of September 30, 2017:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$5.7	Other current liabilities	$3.0

The following table shows the fair value and balance sheet locations of derivatives as of December 31, 2016:

	Asset		Liability
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$4.6	Other current liabilities	$7.8
Commodity contracts	Other current assets	.5	Other current liabilities	–
Commodity contracts	Other assets	.1
		$5.2		$7.8

Avery Dennison Corporation

Fair Value Hedges

The following table shows the components of net gains (losses), before taxes, recognized in income related to fair value hedge contracts. The corresponding gains or losses on the underlying hedged items approximated the net gains (losses) on these fair value hedge contracts.

		Three Months Ended		Nine Months Ended
(In millions)	Location of Net Gains (Losses) in Income	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign exchange contracts	Cost of products sold	$(.1)	$(.2)	$(1.1)	$1.5
Foreign exchange contracts	Marketing, general and administrative expense	(18.9)	(2.8)	(41.6)	(.4)
		$(19.0)	$(3.0)	$(42.7)	$1.1

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

Cash Flow Hedges

Gains (losses), before taxes, recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign exchange contracts	$1.3	$(1.3)	$(2.2)	$(3.1)
Commodity contracts	–	(.2)	(.4)	.1
	$1.3	$(1.5)	$(2.6)	$(3.0)

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

The amount recognized in income related to the ineffective portion of, and the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was not material for the three and nine months ended September 30, 2017 and October 1, 2016, respectively.

As of September 30, 2017, we expected a net loss of approximately $.1 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.

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

Gain (loss), before tax, recognized in “Accumulated other comprehensive loss” (effective portion) related to the net investment hedge was as follows:

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016		September 30, 2017	October 1, 2016
Foreign currency denominated debt	$(22.7)	$	n/a	$(60.4)	$	n/a

We recorded no ineffectiveness from our net investment hedge in earnings during the three or nine months ended September 30, 2017.

Avery Dennison Corporation

Note 11.  Taxes Based on Income

The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Income before taxes	$146.8	$128.0	$432.2	$350.8
Provision for income taxes	38.5	38.9	90.8	92.1
Effective tax rate	26.2%	30.4%	21.0%	26.3%

The effective tax rate for the three and nine months ended September 30, 2017 included $1.7 million and $3.2 million, respectively, of tax benefit from the releases of valuation allowances on certain U.S. state deferred tax assets and $1.1 million and $4.5 million, respectively, of tax benefit from the effective settlements of certain tax examinations and changes in our judgment about tax filing positions as a result of new information.  The effective tax rate for the nine months ended September 30, 2017 included $4.6 million of tax benefit from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.

The effective tax rate for the three and nine months ended September 30, 2017 also included a net benefit of $.3 million and $13.6 million, respectively, related to our adoption of the accounting guidance update related to stock-based payments described in Note 1, “General.”  The accounting guidance update related to stock-based payments requires that the effect of excess tax benefits associated with stock-based payments be recognized in the income statement instead of in capital in excess of par value as was the case prior to our adoption of this update.  Excess tax benefits are the effects of tax deductions in excess of compensation expenses recognized for financial accounting purposes.  These benefits related to stock-based awards are generally generated as a result of stock price appreciation during the vesting period or between the time of grant and the time of exercise.  We expect future excess tax benefits pursuant to this update to vary depending on our stock-based payments in future reporting periods. These excess tax benefits may cause variability in our future effective tax rate as they can fluctuate based on vesting and exercise activity, as well as our future stock price.  The tax effect of the tax deductions in excess of compensation cost related to the exercise of nonqualified stock options and vesting of other stock-based compensation awards recognized in capital in excess of par value was $2.9 million and $10.0 million for the three and nine months ended October 1, 2016, respectively.

The effective tax rate for the three and nine months ended September 30, 2017 also included the immediate recognition of $1.6 million of tax expense primarily from intra-entity sales and transfers of assets other than inventory related to the integration of a recent acquisition. The remaining tax effects were recognized as deferred tax charges and recorded in “Other current assets” and “Other assets.” However, we expect the deferred tax charges to be derecognized as an adjustment to retained earnings upon adoption of the accounting guidance update described in Note 17, “Recent Accounting Requirements.”

In addition, the effective tax rate for the three and nine months ended September 30, 2017 compared to the same period last year reflects a decrease in tax expense related to the repatriation of non-permanently reinvested earnings of certain foreign subsidiaries and favorable changes in the geographic mix of our income before taxes.

The effective tax rate for the three and nine months ended October 1, 2016 included $4.8 million and $3.1 million of tax expense, respectively, resulting from return to provision adjustments pursuant to the completion of the 2015 U.S. federal tax return; $1 million and $7.1 million of tax benefit, respectively, from our change in judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; and $17.7 million and $26.9 million of tax expense, respectively, associated with the tax cost to repatriate non-permanently reinvested earnings of certain foreign subsidiaries. The effective tax rate for each of the three and nine months ended October 1, 2016 also included $11.1 million of tax benefit resulting from effective settlements of tax examinations in various foreign jurisdictions. Included in the $11.1 million of tax benefit was an effective settlement for certain members of a consolidated tax group under examination. Additionally, the effective tax rate for the nine months ended October 1, 2016 included $6.7 million of tax benefit from the releases of valuation allowances against certain deferred tax assets in a foreign jurisdiction associated with a structural simplification approved by the tax authority and $3.3 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.

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

Note 12.  Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
(A) Net income available to common shareholders	$108.3	$89.1	$341.4	$258.7
(B) Weighted average number of common shares outstanding	88.3	89.1	88.4	89.2
Dilutive shares (additional common shares issuable under stock-based awards)(1)	1.6	1.5	1.7	1.7
(C) Weighted average number of common shares outstanding, assuming dilution	89.9	90.6	90.1	90.9
Net income per common share (A) ÷ (B)	$1.23	$1.00	$3.86	$2.90
Net income per common share, assuming dilution (A) ÷ (C)	$1.20	$.98	$3.79	$2.85

(1)In 2017, the dilutive shares calculation reflects the impact of our adoption of the accounting guidance update described in Note 1, “General.”

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled approximately .1 million shares for the nine months ended September 30, 2017, and approximately .1 million shares and .2 million shares for the three and nine months ended October 1, 2016, respectively.  No stock-based compensation awards were anti-dilutive for the three months ended September 30, 2017.

Note 13.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 30, 2017 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2016	$(212.6)	$(540.3)	$1.0	$(751.9)
Other comprehensive income (loss) before reclassifications, net of tax	39.3	–	(2.1)	37.2
Reclassifications to net income, net of tax	–	14.6	1.0	15.6
Net current-period other comprehensive income (loss), net of tax	39.3	14.6	(1.1)	52.8
Balance as of September 30, 2017	$(173.3)	$(525.7)	$(.1)	$(699.1)

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended October 1, 2016 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2016	$(158.9)	$(521.6)	$(2.5)	$(683.0)
Other comprehensive income (loss) before reclassifications, net of tax	21.1	(46.7)	(2.2)	(27.8)
Reclassifications to net income, net of tax	–	39.8	2.0	41.8
Net current-period other comprehensive income (loss), net of tax	21.1	(6.9)	(.2)	14.0
Balance as of October 1, 2016	$(137.8)	$(528.5)	$(2.7)	$(669.0)

Avery Dennison Corporation

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net income were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$1.0	$(1.2)	$.1	$(2.1)	Cost of products sold
Commodity contracts	–	–	.2	(.6)	Cost of products sold
Interest rate contracts	–	(.1)	(1.8)	(.1)	Interest expense
	1.0	(1.3)	(1.5)	(2.8)	Total before tax
	(.3)	.4	.5	.8	Provision for income taxes
	.7	(.9)	(1.0)	(2.0)	Net of tax
Pension and other postretirement benefits(1)	(7.2)	(6.5)	(21.1)	(60.3)
	2.2	2.1	6.5	20.5	Provision for income taxes
	(5.0)	(4.4)	(14.6)	(39.8)	Net of tax
Total reclassifications for the period	$(4.3)	$(5.3)	$(15.6)	$(41.8)	Total, net of tax

(1) See Note 6, “Pension and Other Postretirement Benefits,” for more information.

Note 14.  Fair Value Measurements

Recurring Fair Value Measurements

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of September 30, 2017:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$22.6	$14.2	$8.4	$–
Derivative assets	5.7	–	5.7	–
Bank drafts	13.4	13.4	–	–

Liabilities
Derivative liabilities	$3.0	$–	$3.0	$–

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2016:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$18.1	$11.7	$6.4	$–
Derivative assets	5.2	.6	4.6	–
Bank drafts	14.3	14.3	–	–

Liabilities
Derivative liabilities	$7.8	$–	$7.8	$–

Avery Dennison Corporation

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of September 30, 2017, trading securities of $1.1 million and $21.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2016, trading securities of $.5 million and $17.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.  Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.

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

Environmental Expenditures

Environmental expenditures are generally expensed.  However, environmental expenditures for newly acquired assets and those which extend or improve the economic useful life of existing assets are capitalized and amortized over the shorter of the estimated useful life of the acquired asset or the remaining life of the existing asset.  We review our estimates of the costs of complying with environmental laws related to remediation and cleanup of various sites, including sites in which governmental agencies have designated us as a potentially responsible party (“PRP”).  When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued.  Potential insurance reimbursements are not offset against these liabilities.

As of September 30, 2017, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination.  No settlement of our liability related to any of these sites has been agreed upon.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

Avery Dennison Corporation

The activity for the nine months ended September 30, 2017 related to our environmental liabilities was as follows:

(In millions)
Balance at December 31, 2016	$21.3
Acquisitions	3.1
Charges (reversals), net	3.1
Payments	(4.7)
Balance at September 30, 2017	$22.8

Approximately $8 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of both September 30, 2017 and December 31, 2016.

Note 16.  Segment Information

Financial information by reportable segment is set forth below:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales to unaffiliated customers
Label and Graphic Materials	$1,137.3	$1,046.3	$3,350.0	$3,123.5
Retail Branding and Information Solutions	373.8	351.5	1,115.7	1,069.5
Industrial and Healthcare Materials	168.4	110.9	412.8	342.7
Net sales to unaffiliated customers	$1,679.5	$1,508.7	$4,878.5	$4,535.7
Intersegment sales
Label and Graphic Materials	$16.2	$16.6	$47.9	$49.3
Retail Branding and Information Solutions	.7	.6	2.3	2.3
Industrial and Healthcare Materials	2.1	1.6	5.3	6.0
Intersegment sales	$19.0	$18.8	$55.5	$57.6
Income before taxes
Label and Graphic Materials	$145.5	$130.7	$429.3	$395.6
Retail Branding and Information Solutions	25.3	23.2	80.1	67.8
Industrial and Healthcare Materials	13.8	12.3	37.6	44.8
Corporate expense	(21.0)	(23.5)	(65.1)	(112.0)
Interest expense	(16.8)	(14.7)	(49.7)	(45.4)
Income before taxes	$146.8	$128.0	$432.2	$350.8
Other expense, net by reportable segment
Label and Graphic Materials	$3.2	$2.7	$10.4	$11.0
Retail Branding and Information Solutions	7.4	1.5	14.0	7.1
Industrial and Healthcare Materials	.2	.4	3.1	.9
Corporate	–	–	–	41.4
Other expense, net	$10.8	$4.6	$27.5	$60.4
Other expense, net by type
Restructuring charges:
Severance and related costs	$8.7	$1.9	$21.7	$10.7
Asset impairment charges and lease cancellation costs	1.8	.7	2.1	3.9
Other items:
Transaction costs	.3	2.0	3.7	4.1
Loss from settlement of pension obligations	–	–	–	41.4
Loss on sale of asset	–	–	–	.3
Other expense, net	$10.8	$4.6	$27.5	$60.4

Avery Dennison Corporation

Note 17. Recent Accounting Requirements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, as well as to simplify the application of hedge accounting. The amended presentation and disclosure guidance is required prospectively. The guidance will be effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures.

In May 2017, the FASB issued amended guidance that provides clarity on which changes to share-based awards are considered substantive and require modification accounting to be applied. This guidance will be effective for interim and annual periods beginning after December 15, 2017. We do not regularly modify the terms and conditions of share-based awards and do not believe adoption of this amended guidance will have a significant effect on our financial position, results of operations, cash flows, and disclosures.

In March 2017, the FASB issued guidance that requires employers with defined benefit plans to present only the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. Components other than the service cost component will not be eligible for capitalization in assets. Employers are required to apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively, while the guidance that limits the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. This guidance will be effective for interim and annual periods beginning after December 15, 2017. The other components of net periodic pension cost totaled approximately $13 million and $53 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. The amount in 2016 included a recognized loss on settlement of approximately $41 million. We continue to assess the impact of this guidance on the presentation of our results of operations and disclosures.

In January 2017, the FASB issued amended guidance that simplifies the subsequent measurement of goodwill.  This amended guidance eliminates step two of the goodwill impairment test, so that a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted this guidance in the third quarter of 2017. This adoption did not have a significant impact on our financial position, results of operations, cash flows, or disclosures.

In October 2016, the FASB issued guidance that requires companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which they occur. This guidance will be effective for fiscal years and interim periods beginning after December 15, 2017. The guidance requires modified retrospective adoption.  Upon adoption, we expect to derecognize tax-related deferred charges and recognize deferred taxes related to certain intra-entity asset transfers as a net reduction to retained earnings. We do not believe adoption of this guidance will have a significant effect on our financial position, results of operations, cash flows, and disclosures.

In March 2016, the FASB issued guidance on accounting for leases that requires lessees to recognize the rights and obligations created by leases on their balance sheets. This guidance, which will be effective for interim and annual periods beginning after December 15, 2018, also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. Early adoption is permitted. We expect to adopt this guidance as of the effective date. A modified retrospective approach is required for adoption with respect to all leases that exist at or commence after the date of initial application, with an option to use certain practical expedients. While we are currently assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures, we expect its adoption to have a significant impact on our financial position and disclosures.

In May 2014, and in subsequent updates, the FASB issued revised guidance on revenue recognition. This revised guidance provides a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This revised guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This revised guidance creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This revised guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This revised guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and can be applied retrospectively either to each prior reporting period presented (“full retrospective”) or with the cumulative effect of adoption recognized at the date of initial application (“modified retrospective”). We expect to adopt this revised guidance under the modified retrospective approach in the first

Avery Dennison Corporation

quarter of 2018. We established a project plan and cross-functional team to manage the assessment, design, and implementation of this new guidance. Based on our assessment to date, we do not anticipate that the adoption of this revised guidance will have a significant impact on our financial position, results of operations, or cash flows. Upon adoption of this guidance, allowances for customer returns, currently presented as a reduction of trade accounts receivable, will be classified as a returns liability. The allowance for customer returns was $12.1 million and $10 million as of September 30, 2017 and December 31, 2016, respectively. Upon adoption, we do not expect the value of return assets to be significant. We are in the process of implementing appropriate changes to processes, policies, systems, and controls to support revenue recognition and disclosures in accordance with the revised guidance.

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

Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions.  The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period.  By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, legal settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains and losses from curtailment and settlement of pension obligations, gains or losses on sales of certain assets, and other items), we believe that we are providing meaningful supplemental information to facilitate an understanding of our core operating results and liquidity measures.  These non-GAAP financial measures are used internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period.  While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

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

We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales growth from our businesses and better enable them to evaluate our results from period to period.

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Net Sales

The factors impacting reported sales change are shown in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Reported sales change	11%	8%
Foreign currency translation	(1)	–
Sales change ex. currency	10%	8%
Acquisitions/divestitures	(5)	(4)
Organic sales change	5%	4%

In the three and nine months ended September 30, 2017, net sales increased on an organic basis due to higher volume.

Net Income

Net income increased approximately $83 million in the first nine months of 2017 compared to the same period last year. Major factors affecting net income in the first nine months of 2017 included:

Positive factors:

•                  Volume/mix

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Prior year loss from settlement of pension obligations

Offsetting factors:

•                  Higher employee-related costs

•                  The net impact of pricing and raw material costs

•                  Higher restructuring charges

Acquisitions

During the first nine months of 2017, we completed the 2017 Acquisitions, which were not material, individually or in the aggregate, to our unaudited Condensed Consolidated Financial Statements. Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Cost Reduction Actions

2015/2016 Actions

During the nine months ended September 30, 2017, we recorded $24.4 million in restructuring charges, net of reversals, related to the 2015/2016 Actions. These charges consisted of severance and related costs for the reduction of approximately 670 positions, lease cancellation costs, and asset impairment charges.

Impact of Cost Reduction Actions

We anticipate incremental savings, net of transition costs, from the 2015/2016 Actions to be approximately $50 million to $55 million in 2017. We estimate cash restructuring costs to be approximately $35 million in 2017.

Restructuring charges were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Free Cash Flow

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net cash provided by operating activities	$392.6	$365.7
Purchases of property, plant and equipment	(111.4)	(104.9)
Purchases of software and other deferred charges	(23.5)	(16.6)
Proceeds from sales of property, plant and equipment	3.0	4.3
Purchases of investments, net	(4.7)	(.8)
Free cash flow	$256.0	$247.7

Avery Dennison Corporation

Free cash flow in the first nine months of 2017 increased compared to the same period last year primarily due to higher net income, partially offset by higher net capital and software expenditures and purchases of investments, higher income tax payments, net of refunds, and operational working capital improvements in the prior year, the benefit of which did not repeat in the current year.  Free cash flow in the first nine months of 2017 also reflected the impact of our adoption of the accounting guidance update related to stock-based payments described in Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements.

Outlook

Certain factors that we believe may contribute to results for 2017 are described below:

•      We expect our net sales to increase by approximately 8%.

•      We expect our full year effective tax rate to be approximately 28%.

•      We anticipate our capital and software expenditures to be approximately $215 million.

•      We estimate pre-tax cash restructuring and certain acquisition-related transaction costs to total approximately $40 million.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

Income before Taxes

	Three Months Ended
(Dollars in millions)	September 30, 2017	October 1, 2016
Net sales	$1,679.5	$1,508.7
Cost of products sold	1,227.9	1,091.1
Gross profit	451.6	417.6
Marketing, general and administrative expense	277.2	270.3
Interest expense	16.8	14.7
Other expense, net	10.8	4.6
Income before taxes	$146.8	$128.0

Gross profit margin	26.9%	27.7%

Gross Profit Margin

Gross profit margin for the third quarter of 2017 decreased compared to the same period last year primarily driven by acquisitions as well as the net impact of pricing and raw material costs in our Label and Graphic Materials and Industrial and Healthcare Materials reportable segments.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the third quarter of 2017 compared to the same period last year reflecting higher employee-related costs and the impact of acquisitions, partially offset by benefits from productivity initiatives, including savings from restructuring, net of transition costs.

Other Expense, net

	Three Months Ended
(In millions)	September 30, 2017	October 1, 2016
Other expense, net by type
Restructuring charges:
Severance and related costs	$8.7	$1.9
Asset impairment charges and lease cancellation costs	1.8	.7
Other items:
Transaction costs	.3	2.0
Other expense, net	$10.8	$4.6

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding charges associated with restructuring.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(Dollars in millions, except per share amounts)	September 30, 2017	October 1, 2016
Income before taxes	$146.8	$128.0
Provision for income taxes	38.5	38.9
Net income	$108.3	$89.1
Net income per common share	$1.23	$1.00
Net income per common share, assuming dilution	1.20	.98

Effective tax rate	26.2%	30.4%

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2017 included $1.7 million of tax benefit from the releases of valuation allowances on certain U.S. state deferred tax assets and $1.1 million of tax benefit from the effective settlements of certain tax examinations and changes in our judgment about tax filing positions as a result of new information.

The effective tax rate for the three months ended September 30, 2017 also included the immediate recognition of $1.6 million of tax expense primarily from intra-entity sales and transfers of assets other than inventory related to the integration of a recent acquisition. The remaining tax effects were recognized as deferred tax charges and recorded in “Other current assets” and “Other assets.”  However, we expect the deferred tax charges to be derecognized as an adjustment to retained earnings upon adoption of the accounting guidance update described in Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

In addition, the effective tax rate for the three months ended September 30, 2017 compared to the same period last year reflects a decrease in tax expense related to the repatriation of non-permanently reinvested earnings of certain foreign subsidiaries and favorable changes in the geographic mix of our income before taxes.

The effective tax rate for the three months ended October 1, 2016 included $4.8 million of tax expense resulting from return to provision adjustments pursuant to the completion of the 2015 U.S. federal tax return; $1 million of tax benefit from our change in judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; $17.7 million of tax expense associated with the tax cost to repatriate non-permanently reinvested earnings of certain foreign subsidiaries; and $11.1 million of tax benefit resulting from effective settlements of tax examinations in various foreign jurisdictions.

Our effective tax rate can vary widely from quarter to quarter due to interim reporting requirements, the recognition of discrete events, and the timing of repatriation of foreign earnings.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER

Operating income refers to income before interest and taxes.

Label and Graphic Materials

	Three Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net sales including intersegment sales	$1,153.5	$1,062.9
Less intersegment sales	(16.2)	(16.6)
Net sales	$1,137.3	$1,046.3
Operating income(1)	145.5	130.7

(1) Included costs associated with restructuring and transaction costs in both quarters.	$3.2	$2.7

Avery Dennison Corporation

Net Sales

The factors impacting reported sales change are shown in the table below:

Three Months Ended
September 30, 2017
Reported sales change	9%
Foreign currency translation	(2)
Sales change ex. currency	7%
Acquisitions	(2)
Organic sales change	5%

In the third quarter of 2017, net sales increased on an organic basis due to higher volume. Sales increased on an organic basis at a high-single digit rate in emerging markets, a mid-single digit rate in Western Europe, and a low-single digit rate in North America.

Operating Income

Operating income increased in the third quarter of 2017 compared to the same period last year due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and the net impact of pricing and raw material costs.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net sales including intersegment sales	$374.5	$352.1
Less intersegment sales	(.7)	(.6)
Net sales	$373.8	$351.5
Operating income(1)	25.3	23.2

(1)Included costs associated with restructuring in both quarters.	$7.4	$1.5

Net Sales

The factors impacting reported sales change are shown in the table below:

Three Months Ended
September 30, 2017
Reported sales change	6%
Foreign currency translation	–
Sales change ex. currency(1)	7%
Organic sales change	7%

(1)Total may not sum due to rounding

In the third quarter of 2017, net sales increased on an organic basis due to higher volume, reflecting growth of both radio-frequency identification products and base apparel tickets and tags.

Operating Income

Operating income increased in the third quarter of 2017 due to higher volume, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower amortization expense, partially offset by higher employee-related costs and higher restructuring charges.

Avery Dennison Corporation

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net sales including intersegment sales	$170.5	$112.5
Less intersegment sales	(2.1)	(1.6)
Net sales	$168.4	$110.9
Operating income(1)	13.8	12.3
(1)Included transaction costs in 2017 and costs associated with restructuring in 2016.	$.2	$.4

Net Sales

The factors impacting reported sales change are shown in the table below:

Three Months Ended
September 30, 2017
Reported sales change	52%
Foreign currency translation	(2)
Sales change ex. currency	50%
Acquisitions	(47)
Organic sales change	3%

In the third quarter of 2017, net sales increased on an organic basis due to volume growth in both industrial and healthcare categories.

Operating Income

Operating income increased in the third quarter of 2017 compared to the same period last year due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by acquisition-related costs, higher employee-related costs, and the net impact of pricing and raw material costs.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

Income before Taxes

	Nine Months Ended
(Dollars in millions)	September 30, 2017	October 1, 2016
Net sales	$4,878.5	$4,535.7
Cost of products sold	3,531.9	3,261.4
Gross profit	1,346.6	1,274.3
Marketing, general and administrative expense	837.2	817.7
Interest expense	49.7	45.4
Other expense, net	27.5	60.4
Income from continuing operations before taxes	$432.2	$350.8

Gross profit margin	27.6%	28.1%

Gross Profit Margin

Gross profit margin for the first nine months of 2017 decreased compared to the same period last year primarily due to margin decline in the Industrial and Healthcare Materials reportable segment driven by the impact of acquisitions and a program loss in personal care tapes.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the first nine months of 2017 compared to the same period last year reflecting the impact of acquisitions and higher employee-related costs, partially offset by benefits from productivity initiatives, including savings from restructuring, net of transition costs.

Avery Dennison Corporation

Other Expense, net

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Other expense, net by type
Restructuring charges:
Severance and related costs	$21.7	$10.7
Asset impairment charges and lease cancellation costs	2.1	3.9
Other items:
Transaction costs	3.7	4.1
Loss from settlement of pension obligations	–	41.4
Loss on sale of asset	–	.3
Other expense, net	$27.5	$60.4

Refer to Note 9, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding costs associated with restructuring.

Refer to Note 6, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information regarding loss from settlement of pension obligations.

Net Income and Earnings per Share

	Nine Months Ended
(Dollars in millions, except per share amounts)	September 30, 2017	October 1, 2016
Income before taxes	$432.2	$350.8
Provision for income taxes	90.8	92.1
Net income	$341.4	$258.7
Net income per common share	$3.86	$2.90
Net income per common share, assuming dilution	3.79	2.85

Effective tax rate	21.0%	26.3%

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 2017 included $3.2 million of tax benefit from the releases of valuation allowances on certain U.S. state deferred tax assets; $4.5 million of tax benefit from the effective settlements of certain tax examinations and changes in our judgment about tax filing positions as a result of new information; and $4.6 million of tax benefit from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.

The effective tax rate for the nine months ended September 30, 2017 also included a net benefit of $13.6 million related to our adoption of the accounting guidance update related to stock-based payments described in Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements. The accounting guidance update related to stock-based payments requires that the effect of excess tax benefits associated with stock-based payments be recognized in the income statement instead of in capital in excess of par value as was the case prior to our adoption of this update.  Excess tax benefits are the effects of tax deductions in excess of compensation expenses recognized for financial accounting purposes.  These benefits related to stock-based awards are generally generated as a result of stock price appreciation during the vesting period or between the time of grant and the time of exercise.  We expect future excess tax benefits pursuant to this update to vary depending on our stock-based payments in future reporting periods. These excess tax benefits may cause variability in our future effective tax rate as they can fluctuate based on vesting and exercise activity, as well as our future stock price.  The tax effect of the tax deductions in excess of compensation cost related to the exercise of nonqualified stock options and vesting of other stock-based compensation awards recognized in capital in excess of par value was $10.0 million for the nine months ended October 1, 2016.

The effective tax rate for the nine months ended September 30, 2017 also included the immediate recognition of $1.6 million of tax expense primarily from intra-entity sales and transfers of assets other than inventory related to the integration of a recent acquisition. The remaining tax effects were recognized as deferred tax charges and recorded in “Other current assets” and “Other assets.”  However, we expect the deferred tax charges to be derecognized as an adjustment to retained earnings upon adoption of the accounting guidance update described in Note 17, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

In addition, the effective tax rate for the nine months ended September 30, 2017 compared to the same period last year reflects a decrease in tax expense related to the repatriation of non-permanently reinvested earnings of certain foreign subsidiaries and favorable changes in the geographic mix of our income before taxes.

The effective tax rate for the nine months ended October 1, 2016 included $3.1 million of tax expense resulting from return to provision adjustments pursuant to the completion of the 2015 U.S. federal tax return; $7.1 million of tax benefit from our change in judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; $26.9 million of tax expense associated with the tax cost to repatriate non-permanently reinvested earnings of certain foreign subsidiaries; $11.1 million of tax benefit resulting from effective settlements of tax examinations in various foreign jurisdictions; $6.7 million of tax benefit from the releases of valuation allowances against certain deferred tax assets in a foreign jurisdiction associated with a structural simplification approved by the tax authority; and $3.3 million of tax benefit due to decreases in certain tax reserves as a result of closing tax years.

Our effective tax rate can vary widely from quarter to quarter due to interim reporting requirements, the recognition of discrete events and the timing of repatriation of foreign earnings.  Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Operating income refers to income before interest and taxes.

Label and Graphic Materials

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net sales including intersegment sales	$3,397.9	$3,172.8
Less intersegment sales	(47.9)	(49.3)
Net sales	$3,350.0	$3,123.5
Operating income(1)	429.3	395.6
(1)Included costs associated with restructuring and transaction costs in both years.	$10.4	$11.0

Net Sales

The factors impacting reported sales change are shown in the table below:

Nine Months Ended
September 30, 2017
Reported sales change	7%
Foreign currency translation	–
Sales change ex. currency	7%
Acquisitions	(3)
Organic sales change	4%

In the first nine months of 2017, net sales increased on an organic basis primarily due to higher volume. Net sales increased on an organic basis at a high-single digit rate in emerging markets, a mid-single digit rate in Western Europe, and a low-single digit rate in North America.

Operating Income

Operating income increased in the first nine months of 2017 compared to the same period last year primarily reflecting higher volume/mix and benefits from productivity initiatives, including savings from restructuring, net of transition costs, partially offset by higher employee-related costs and the net impact of pricing and raw material costs.

Avery Dennison Corporation

Retail Branding and Information Solutions

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net sales including intersegment sales	$1,118.0	$1,071.8
Less intersegment sales	(2.3)	(2.3)
Net sales	$1,115.7	$1,069.5
Operating income(1)	80.1	67.8

(1) Included costs associated with restructuring and transaction costs in both years, and loss on sale of an asset in 2016.	$14.0	$7.1

Net Sales

The factors impacting reported sales change are shown in the table below:

Nine Months Ended
September 30, 2017
Reported sales change	4%
Foreign currency translation	1
Sales change ex. currency	5%
Organic sales change	5%

In the first nine months of 2017, net sales increased on an organic basis due to higher volume reflecting growth in both radio-frequency identification products and base apparel tickets and tags.

Operating Income

Operating income increased in the first nine months of 2017 compared to the same period last year reflecting higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and higher restructuring charges.

Industrial and Healthcare Materials

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net sales including intersegment sales	$418.1	$348.7
Less intersegment sales	(5.3)	(6.0)
Net sales	$412.8	$342.7
Operating income(1)	37.6	44.8
(1) Included costs associated with restructuring in both years and transaction costs in 2017.	$3.1	$.9

Net Sales

The factors impacting reported sales change are shown in the table below:

Nine Months Ended
September 30, 2017
Reported sales change	20%
Foreign currency translation	1
Sales change ex. currency	21%
Acquisitions	(20)
Organic sales change	1%

In the first nine months of 2017, net sales increased slightly on an organic basis primarily due to higher volume, as growth in industrial categories largely offset the anticipated decline in healthcare categories.

Operating Income

Operating income decreased in the first nine months of 2017 compared to the same period last year due to higher employee-related costs, including growth investments, as well as the net impact of pricing and raw material costs, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs. The net impact of acquisitions was not material.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Operating Activities

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net income	$341.4	$258.7
Depreciation and amortization	134.8	135.5
Provision for doubtful accounts and sales returns	28.1	33.8
Net losses from asset impairments and sales/disposals of assets	2.4	3.8
Stock-based compensation	22.2	20.1
Loss from settlement of pension obligations	–	41.4
Other non-cash expense and loss	41.0	34.7
Changes in assets and liabilities and other adjustments	(177.3)	(162.3)
Net cash provided by operating activities	$392.6	$365.7

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first nine months of 2017, cash flow from operating activities increased compared to the same period last year primarily due to higher net income, partially offset by higher income tax payments, net of refunds, and operational working capital improvements in the prior year, the benefit of which did not repeat in the current year.  In addition, in the first nine months of 2017, operating activities reflected the impact of our adoption of the accounting guidance update related to stock-based payments described in Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements.

Investing Activities

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Purchases of property, plant and equipment	$(111.4)	$(104.9)
Purchases of software and other deferred charges	(23.5)	(16.6)
Proceeds from sales of property, plant and equipment	3.0	4.3
Purchases of investments, net	(4.7)	(.8)
Payments for acquisitions, net of cash acquired, and investments in businesses	(309.5)	(227.5)
Net cash used in investing activities	$(446.1)	$(345.5)

Capital and Software Spending

During the first nine months of 2017, we invested in new equipment to support growth in Asia, Europe, and North America, and to improve manufacturing productivity.  During the first nine months of 2016, we invested in new equipment to support growth, primarily in Asia, and to improve manufacturing productivity.

During the first nine months of 2017 and 2016, we invested in information technology primarily associated with enterprise resource planning system implementations in North America, Asia, and Europe.

Payments for Acquisitions and Investments in Businesses

During the first nine months of 2017 and 2016, the aggregate payments for acquisitions, net of cash acquired, and investments in businesses were approximately $310 million and $228 million, respectively, which we funded through cash and commercial paper borrowings.

Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Financing Activities

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net (decrease) increase in borrowings (maturities of three months or less)	$(220.1)	$242.0
Additional long-term borrowings	526.6	–
Repayments of long-term debt	(2.5)	(1.9)
Dividends paid	(115.8)	(106.2)
Share repurchases	(104.8)	(181.5)
Proceeds from exercises of stock options, net	17.7	63.4
Tax withholding for and excess tax benefit from stock-based compensation, net	(20.3)	(4.4)
Net cash provided by financing activities	$80.8	$11.4

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first nine months of 2017 and 2016, our commercial paper borrowings were used to fund share repurchase activity, dividend payments, and capital expenditures.  During the first nine months of 2017 and 2016, commercial paper borrowings were also used to fund acquisitions.

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were $526.6 million (€495.5 million), a portion of which was used to repay commercial paper borrowings that we used to finance a portion of our acquisition of Mactac in August 2016 and the remainder of which was used for general corporate purposes, including acquisitions.

Refer to Note 2, “Acquisitions,” and Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividend Payments

We paid dividends of $1.31 per share in the first nine months of 2017 compared to $1.19 per share in the same period last year. In April 2017, we increased our quarterly dividend to $.45 per share, representing an increase of approximately 10% from our previous dividend rate of $.41 per share.

Share Repurchases

During the first nine months of 2017, we repurchased 1.3 million shares of our common stock at an aggregate cost of $104.8 million. During the first nine months of 2016, we repurchased 2.7 million shares of our common stock at an aggregate cost of $181.5 million.

In April 2017, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases and in addition to any amount outstanding under our previous Board authorization.  Our Board repurchase authorizations remain in effect until shares in the respective amount authorized thereunder have been repurchased.

As of September 30, 2017, shares of our common stock in the aggregate amount of $650.1 million remained authorized for repurchase under our outstanding Board authorizations.

Tax Withholding for and Excess Tax Benefit from Stock-Based Compensation, Net

During the first nine months of 2017, tax withholding for and excess tax benefit from stock-based compensation, net, reflected the impact of our adoption of the accounting guidance update related to stock-based payments described in Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the nine months ended September 30, 2017, property, plant and equipment, net, increased by approximately $132 million to $1.05 billion, which primarily reflected the preliminary valuation of property, plant and equipment from the 2017 Acquisitions of approximately $68 million, as well as purchases of property, plant and equipment, partially offset by depreciation expense.

In the nine months ended September 30, 2017, goodwill increased by approximately $184 million to $977.1 million, which reflected the preliminary valuation of goodwill associated with the 2017 Acquisitions, the impact of foreign currency translation, and purchase price allocation adjustments associated with our acquisition of Mactac in August 2016.

Avery Dennison Corporation

In the nine months ended September 30, 2017, other intangibles resulting from business acquisitions, net, increased by approximately $103 million to $170.1 million, which reflected the preliminary valuation of other intangibles from the 2017 Acquisitions and the impact of foreign currency translation, partially offset by current year amortization expense.

Refer to Note 2, “Acquisitions,” and Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the nine months ended September 30, 2017, other assets increased by approximately $42 million to $445.1 million, which reflected an increase to deferred tax charges associated with the integration of a recent acquisition, an increase in the cash surrender value of our corporate-owned life insurance policies, and the impact of foreign currency translation, partially offset by amortization expense related to software and other deferred charges, net of purchases.

Refer to Note 11, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Shareholders’ Equity Accounts

In the nine months ended September 30, 2017, the balance of our shareholders’ equity increased by approximately $209 million to $1.13 billion, which primarily reflected net income, the use of treasury shares to settle stock-based awards and fund contributions to our U.S. defined contribution plan, and the impact of foreign currency translation. These increases were partially offset by dividend payments and share repurchases.

Impact of Foreign Currency Translation

Nine Months Ended
(In millions)	September 30, 2017
Change in net sales	$(13)
Change in net income	(3)

International operations generated approximately 76% of our net sales during the nine months ended September 30, 2017.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first nine months of 2017 compared to the same period last year was primarily related to sales in China and Turkey, and euro-denominated sales, partially offset by sales in Brazil.

Effect of Foreign Currency Transactions

The impact on net income from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the currencies in which they are sold.  In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate. We also utilize certain foreign currency denominated debt to mitigate foreign currency exposure related to our investment in foreign operations.

Avery Dennison Corporation

Analysis of Selected Financial Ratios

We utilize the financial ratios discussed below to assess our financial condition and operating performance.

Working Capital (Deficit) and Operational Working Capital Ratios

The increase in working capital (deficit) (current assets minus current liabilities), as a percentage of annualized net sales, of 4% in the first nine months of 2017 compared to (.7)% in the first nine months of 2016 was primarily the result of a decrease in short-term borrowings and current portion of long-term debt and capital leases, as well as increases in trade accounts receivable, net.  The decrease in short-term borrowings and current portion of long-term debt and capital leases was a result of the repayment of commercial paper borrowings used to finance a portion of our acquisition of Mactac in August 2016 using senior notes issued in March 2017.  Refer to “Borrowings and Repayment of Debt” for more information.

The increase in operational working capital, as a percentage of annualized net sales, reconciled with working capital below, of 13.2% in the first nine months of 2017 compared to 12.7% in the first nine months of 2016 was primarily the result of the impact of acquisitions. Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Nine Months Ended
(Dollars in millions)	September 30, 2017	October 1, 2016
(A) Working capital (deficit)	$260.0	$(42.5)
Reconciling items:
Cash and cash equivalents	(232.3)	(189.4)
Assets held for sale	(6.8)	(5.9)
Other current assets	(239.4)	(183.3)
Short-term borrowings and current portion of long-term debt and capital leases	383.0	587.6
Accrued payroll and employee benefits and other current liabilities	691.1	601.8
(B) Operational working capital	$855.6	$768.3
(C) Annualized net sales (year-to-date sales, divided by three and multiplied by four)	$6,504.7	$6,047.6
Working capital (deficit), as a percentage of annualized net sales (A) ÷ (C)	4.0%	(.7)%
Operational working capital, as a percentage of annualized net sales (B) ÷ (C)	13.2%	12.7%

Accounts Receivable Ratio

The average number of days sales outstanding, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months, was 64 days in the first nine months of 2017 and 63 days in the first nine months of 2016.  The increase in the average number of days sales outstanding from the prior year primarily reflected the impact of acquisitions and the timing of collections.

Inventory Ratio

Average inventory turnover, calculated using the annualized cost of sales (cost of sales for the first nine months, divided by three and multiplied by four) divided by the three-quarter average inventory balance, was 7.8 in the first nine months of 2017 and 8.5 in the first nine months of 2016.  The decrease in the current year average inventory turnover primarily reflected the impact of acquisitions and the timing of inventory purchases.

Accounts Payable Ratio

The average number of days payable outstanding, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months, was 72 days in both the first nine months of 2017 and 2016.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At September 30, 2017, we had cash and cash equivalents of approximately $232 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At September 30, 2017, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

Avery Dennison Corporation

To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including commercial paper, borrowings from foreign subsidiaries, and repatriating foreign earnings. However, if we were to repatriate incremental foreign earnings, we may be subject to additional taxes in the U.S.

Our $700 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of September 30, 2017 and December 31, 2016, we were in compliance with our financial covenants.

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. Refer to Note 5, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

On October 2, 2017, subsequent to the end of the third quarter of 2017, we repaid $250 million of senior notes at maturity using commercial paper borrowings.

We are currently in the process of amending the Revolver to, among other things, increase our borrowing capacity under our current agreement.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.

Capital from Debt

Our total debt increased by approximately $389 million in the first nine months of 2017 to $1.68 billion, primarily reflecting the issuance of senior notes in March 2017.  Refer to “Financing Activities” above for more information.

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

Changes in Internal Control Over Financial Reporting

We periodically assess our internal control environment. During 2014, we began a phased implementation of a new transactional system in our Retail Branding and Information Solutions reportable segment that is expected to continue through 2021. Processes affected by this implementation include order management, pricing, shipping, general accounting, manufacturing and planning. Where appropriate, we are reviewing related internal controls and making changes. Other than this implementation, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of reviewing our internal control structure related to the 2017 Acquisitions. We will make any necessary changes as we integrate the 2017 Acquisitions into our overall process of internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the third quarter of 2017 are listed in the table below. Repurchased shares may be reissued under our stock option and incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
July 2, 2017 – July 29, 2017	19.0	$91.71	19.0
July 30, 2017 – August 26, 2017	136.5	93.13	136.5
August 27, 2017 – September 30, 2017	212.6	94.57	212.6
Total	368.1	$93.89	368.1	$650.1

(1)The periods shown are our fiscal periods during the thirteen-week quarter ended September 30, 2017.

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

October 31, 2017