Form 10-K
period 2017-12-30
Avery Dennison Corp
filed 2018-02-21
CIK 8818

Use these links to rapidly review the document

2017 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a). ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

          The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 1, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $7,752,539,694.

          Number of shares of common stock, $1 par value, outstanding as of January 27, 2018, the end of the registrant's most recent fiscal month: 87,927,816.

          The following documents are incorporated by reference into the Parts of this Form 10-K below indicated:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended December 30, 2017 (filed as Exhibit 13 hereto)	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 26, 2018	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2017 ANNUAL REPORT ON FORM 10-K

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

Business Overview and Reportable Segments

        Our businesses include the production of pressure-sensitive materials and a variety of tickets, tags, labels and other converted products. We sell most of our pressure-sensitive materials to label printers and converters that convert the materials into labels and other products through embossing, printing, stamping and die-cutting. We sell other pressure-sensitive materials in converted form as tapes and reflective sheeting. We also manufacture and sell a variety of other converted products and items not involving pressure-sensitive components, such as fasteners, tickets, tags, radio-frequency identification ("RFID") inlays and tags, and imprinting equipment and related services, which we market to retailers, apparel manufacturers, and brand owners.

        Our reportable segments for fiscal year 2017 were:

  •
  Label and Graphic Materials ("LGM");

  •
  Retail Branding and Information Solutions ("RBIS"); and

  •
  Industrial and Healthcare Materials ("IHM").

        In 2017, the LGM, RBIS, and IHM segments made up approximately 68%, 23% and 9%, respectively, of our total sales.

        In 2017, international operations constituted a substantial majority of our business, representing approximately 76% of our sales. As of December 30, 2017, we operated approximately 180 manufacturing and distribution facilities worldwide with approximately 30,000 employees and had operations in over 50 countries.

Label and Graphic Materials Segment

        Our LGM segment manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label and packaging materials, Avery Dennison®- and Mactac®-brand graphics, and Avery Dennison®-brand reflective products. The business of this segment tends not to be seasonal, except for certain outdoor graphics and reflective products.

        Pressure-sensitive materials consist primarily of papers, plastic films, metal foils and fabrics, which are coated with internally-developed and purchased adhesives, and then laminated with specially-coated backing papers and films. They are sold in roll or sheet form with either solid or patterned adhesive coatings, and are available in a wide range of face materials, sizes, thicknesses and adhesive properties.

        A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by press-on contact. It generally consists of four layers: a face material, which may be paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive from premature contact with other surfaces which can also serve as a carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive so that the label or other face material may be pressed or rolled into place. Because they are easy to apply without the need for adhesive activation, self-adhesive materials can provide cost savings compared to other materials that require heat- or moisture-activated adhesives and offer aesthetic and other advantages over alternative technologies.

        Label and packaging materials are sold worldwide to label converters for labeling, decorating, and specialty applications in the home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits, and food market segments. When used in package decoration applications, the visual appeal of self-adhesive materials can help increase sales of the products on which the materials are applied. Self-adhesive materials are also used to convey variable information, such as bar codes for mailing or weight and price information for packaged meats and other foods. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials, which can be made into labels of varying sizes and shapes.

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

        In the LGM segment, our larger competitors in label and packaging materials include Raflatac, a subsidiary of UPM-Kymmene Corporation; Lintec Corporation; Ritrama, Inc.; Flexcon Corporation, Inc.; and various regional firms. For graphics and reflective products, our largest competitors are 3M Company ("3M") and the Orafol Group. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products and service programs, distribution capabilities, brand strength, and new product innovation are the primary advantages in maintaining and further developing our competitive position.

Retail Branding and Information Solutions Segment

        Our RBIS segment designs, manufactures and sells a wide variety of branding and information solutions to retailers, brand owners, apparel manufacturers, distributors and industrial customers. This segment experiences some seasonality, with higher volume generally in advance of the spring, fall (back-to-school), and holiday shipping periods. In recent years, as the apparel industry has moved to more frequent seasonal updates, this segment has experienced less seasonality.

        The branding solutions of RBIS include creative services, brand embellishments, graphic tickets, tags, and labels, and sustainable packaging. RBIS information solutions include item-level RFID solutions; visibility and loss prevention solutions; price ticketing and marking; care, content, and country of origin compliance solutions; and brand protection and security solutions.

        In the RBIS segment, our primary competitors include Checkpoint Systems, Inc., a subsidiary of CCL Industries Inc.; R-pac International Corporation; and SML Group Limited. We believe that our global distribution network, reliable service, product quality and consistency, and ability to serve customers consistently with comprehensive solutions wherever they manufacture are the key advantages in maintaining and further developing our competitive position.

Industrial and Healthcare Materials Segment

        Our IHM segment manufactures and sells Fasson®-brand and Avery Dennison®-brand tapes and fasteners, VanciveTM-brand medical pressure-sensitive adhesive (PSA) based materials and products, and performance polymers. Our tape products include coated tapes and adhesive transfer tapes that are sold for use in non-mechanical fastening, bonding and sealing systems. IHM also manufactures and sells Yongle® brand tapes for wire harnessing and cable wrapping in automotive, electrical, and general industrial applications. The mechanical fasteners are primarily precision extruded and injection-molded plastic devices used in various automotive, industrial, and retail applications.

        These tapes and fasteners are sold worldwide to original equipment manufacturers, and their supply chain partners (tier one suppliers and converters). The tapes are available in roll form and in a wide range of face materials, sizes, thicknesses and adhesive properties, and are used in various bonding and fastening applications in the automotive, electronics, building and construction, other industrial, and personal care segments.

        Our Vancive-brand products include an array of PSA materials and products that address the needs of medical device manufacturers, converters, clinicians, and patients for surgical, wound care, ostomy, diagnostic, electromedical and wearable device applications. Acquired in May 2017, Finesse Medical Ltd. has a range of products, including private-label wound and skin care devices, sold to medical device manufacturers and regional distributors.

        For tapes and bonding solutions, our primary competitors include 3M; Tesa-SE, a subsidiary of Beiersdorf AG; Nitto Denko Corporation; and various regional firms. We believe that entry of competitors into this field is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products and new product innovation are the most significant advantages in maintaining and further developing our competitive position in this business. For Vancive products, we compete with a variety of specialized medical tapes and converted products suppliers ranging from start-ups to multinational companies. We believe that entry into the medical solutions business is limited by capital and regulatory requirements. For fastener products, there are a variety of competitors supplying extruded and injection molded fasteners and fastener attaching equipment. They range from smaller regional competitors to multinational companies. We believe that entry into this business is limited by capital requirements and technical knowledge. For both our Vancive and fastener solutions businesses, we believe that our ability to serve our customers with high-quality, cost-effective solutions and our innovation capabilities are the most significant factors in developing our competitive position.

Segment Financial Information

        Certain financial information on our reporting segments for fiscal years 2017, 2016 and 2015 appears in Note 15, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2017 Annual Report to Shareholders (our "2017 Annual Report") and is incorporated herein by reference.

Foreign Operations

        Certain financial information about our sales by geographic area and property, plant and equipment in our U.S. and international operations for fiscal years 2017, 2016 and 2015 appears in Note 15, "Segment Information," in the Notes to Consolidated Financial Statements contained in our 2017 Annual Report and is incorporated herein by reference.

Working Capital

        Certain financial information about our working capital for fiscal years 2017, 2016 and 2015 appears in the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7) and is incorporated herein by reference.

Research and Development

        Many of our products are the result of our research and development efforts. Our research efforts are directed primarily toward developing new products and operating techniques and improving productivity and product performance, often in close association with customers. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in our LGM and IHM segments. Additionally, we focus on research projects related to RFID and external embellishments in our RBIS segment and medical technologies in our IHM segment, for both of which we hold and license a number of patents.

        Our expenses for research and development were $93.4 million in 2017, $89.7 million in 2016, and $91.9 million in 2015.

Patents, Trademarks and Licenses

        The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, and Fasson. We believe these trademarks are strong in the market segments in which we compete.

Manufacturing and Environmental Matters

        We use various raw materials – primarily paper, plastic films and resins, as well as specialty chemicals purchased from various commercial and industrial sources – that are subject to price fluctuations. Although shortages can occur from time to time, these raw materials are generally available.

        We produce a majority of our self-adhesive materials using water-based emulsion and hot-melt adhesive technologies. A portion of our manufacturing process for self-adhesive materials utilizes organic solvents, which, unless controlled, could be emitted into the atmosphere or contaminate soil or groundwater. Emissions from these operations contain small amounts of volatile organic compounds, which are regulated by federal, state, local and foreign governments. We continue to evaluate the use of alternative materials and technologies to minimize these emissions. In connection with the maintenance and acquisition of certain manufacturing equipment, we invest in solvent capture and control units to assist in regulating these emissions.

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

Item 1A.        RISK FACTORS

        The risk factors described below, as well as the matters generally described in this Annual Report on Form 10-K and the documents incorporated herein by reference, could materially adversely affect our business, including our results of operations, cash flows and financial condition, and cause the value of our securities to decline. The risks described below are not exhaustive. Our ability to attain our goals and objectives is dependent on numerous factors and risks, including but not limited to, the primary ones described below.

The demand for our products is impacted by the effects of, and changes in, worldwide economic, political and market conditions, which could have a material adverse effect on our business.

        In 2017, approximately 76% of our sales were from international operations. We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

        Macroeconomic developments such as slower growth in certain regions, the ongoing restructuring efforts relating to European sovereign and other debt obligations, the continuing uncertainty surrounding the exit of the United Kingdom ("UK") from the European Union, the weakening or strengthening of local economies in which we operate, and uncertainty in the global credit or financial markets leading to the loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates. Fluctuations in currencies, such as the value of the euro and the British pound in 2017, can result in a variety of negative effects, including lower revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles.

        We continue to face uncertainty with respect to trade relations between the U.S. and many of its trading partners. There remains a significant risk that tariffs or other restrictions could be imposed on products imported from China, Mexico or other countries, or that relations with these countries could more broadly deteriorate. These countries could retaliate by imposing similar tariffs or restrictions on products exported from the U.S. Any of these actions or further developments in U.S. trade relations could have a material adverse effect on our business.

        In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as the ongoing civil, political and economic disturbances in places like Russia, Ukraine, Syria, Iraq, Iran, Turkey, North Korea and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have material adverse effects on our business. We are not able to predict the duration and severity of adverse economic, political or market conditions in the U.S. or other countries.

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or offset raw material and labor costs. Raw material cost increases could materially adversely affect our business.

        The environment for raw materials used in our businesses could become challenging and volatile, impacting availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor and energy have occurred in the past, and could recur. Our performance depends in part on our ability to offset cost increases for raw materials by raising the selling prices for our products and improving productivity. For example, in 2017, we announced targeted price increases in our LGM segment in all regions to address our outlook for raw material inflation, including in China, the U.S. and certain countries in Europe.

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

        We are at risk that our competitors, which include certain of our customers, distributors, and suppliers, will expand in our key market segments and implement new technologies, enhancing their competitive position relative to ours. Competitors also may be able to offer additional products, services, lower prices, or other incentives that we cannot or would not offer or that would make our products less profitable. There can be no assurance that we will be able to compete successfully against current or future competitors.

        We also are at risk to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in our incentive programs, or changes in the customer's ability to achieve incentive targets. Changes in customers' preferences for our products can also affect the demand for our products. Decline in demand for our products could have a material adverse effect on our business. For example, in 2016, we announced a program loss in personal care tapes that had a negative impact on our business during 2016 and 2017 compared to the prior year.

We have recently acquired companies and are likely to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and employees.

        To grow existing businesses and expand into new areas, we have made acquisitions and are likely to continue doing so. In 2016, we completed the acquisition of the European business of Mactac, a leading manufacturer of high-quality pressure-sensitive materials serving several graphics, specialty labels and industrial tapes segments, for $220 million. In 2017, we completed the following acquisitions for an aggregate of approximately $360 million: Yongle Tape Ltd., a China-based manufacturer of specialty tapes and related products used in a variety of industrial markets; Finesse Medical Ltd., an Ireland-based manufacturer of healthcare products used in the management of wound care and skin conditions; and the net assets of Hanita Coatings Rural Cooperative Association Limited, an Israel-based pressure-sensitive manufacturer of specialty films and laminates, and stock of certain of its subsidiaries. Various risks, uncertainties, and costs are associated with acquisitions. Effective integration of systems, controls, employees, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve and the results of integration actions are uncertain. In addition, we may not be able to retain key employees of an acquired company or successfully execute integration strategies and achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and those of the acquired company or companies may suffer due to uncertainty or diversion of management attention. There can be no assurance that any acquisitions will be successful and contribute to our profitability and we may not be able to identify or execute new acquisition opportunities in the future.

Because some of our products are sold by third parties, our business depends in part on the financial health of these parties.

        Some of our products are sold not only by us, but also by third-party distributors. Some of our distributors also market products that compete with our products. Changes in the financial or business conditions, including economic weakness, market trends or industry consolidation, or the purchasing decisions of these third parties or their customers could materially adversely affect our business.

We outsource some of our manufacturing. If there are significant changes in the quality control or financial or business condition of these outsourced manufacturers, our business could be negatively impacted.

        We manufacture most of our products, but we also occasionally use third-party manufacturers to optimize production efficiencies, manage capacity overflow, and produce specialty jobs, particularly in our RBIS segment. Outsourcing manufacturing reduces our ability to prevent product quality issues, late deliveries, customer dissatisfaction and noncompliance with customer requirements. While we have stringent onboarding processes and continuous performance assessments for these outsourced manufacturers, we may experience quality issues and customer dissatisfaction which could have a material adverse effect on our business.

Our operations and activities outside of the U.S. may subject us to risks different from and potentially greater than those associated with our domestic operations.

        A substantial portion of our employees and assets are located outside of the U.S. and, for the year ended December 30, 2017, approximately 76% of our sales were generated from customers located outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face with respect to our domestic operations, including our less extensive knowledge of and relationships with contractors, suppliers, distributors and customers in certain of these markets; changes in foreign political, regulatory and economic conditions, including nationally, regionally and locally; materially adverse effects of changes in exchange rates for foreign currencies; laws and regulations impacting the ability to repatriate foreign earnings; challenges of complying with a wide variety of foreign laws and regulations, including those relating to sales, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to regulate our international operations and monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, including the United Kingdom's Bribery Act of 2010; differences in lending practices; challenges with complying with applicable export and import control laws and regulations; and differences in languages, cultures and time zones.

        The realization of any of these risks or the failure to comply with any of these laws or regulations could expose us to liabilities and have a material adverse effect on our business.

        In June 2016, the UK held a referendum in which voters approved the UK's exit from the European Union (commonly known as "Brexit"). The immediate impact of Brexit was a significant decline in the value of the British pound compared to the U.S. dollar. There may be further volatility in the value of the British pound and the economic stability of the UK, which may affect our ability to sell products in the UK. There is also continued uncertainty as to how Brexit will affect the legal and regulatory environment in the UK and European Union, as well as whether other countries in the European Union may approve similar measures and cause further uncertainty in the region. While our operations in the UK are relatively small, legal and regulatory changes in this region could have a material adverse effect on our business.

Our reputation, sales, and earnings could be materially adversely affected if the quality of our products and services does not meet customer expectations. In addition, product liability claims or regulatory actions could materially adversely affect our business or reputation.

        There are occasions when we experience product quality issues resulting from defective materials, manufacturing, packaging or design. These issues are often discovered before shipping, causing delays in shipping, delays in the manufacturing process, and occasionally cancelled orders. When issues are discovered after shipment, they may result in additional shipping costs, discounts, refunds, or loss of future sales. Both pre-shipping and post-shipping quality issues could have material adverse effects on our business and negatively impact our reputation.

        Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments and penalties that could have a material adverse effect on our business, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace and the value of our brands. We also could be required to recall and possibly discontinue the sale of potentially defective or unsafe products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims are subject to a deductible or may not be covered under the terms of the policy.

Changes in our business strategies may increase our costs and could affect the profitability of our businesses.

        As our business environment changes, we may need to adjust our business strategies or restructure our operations or particular businesses. We are in the process of a multi-year transformation of our RBIS segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. In addition, we have initiated restructuring and investment actions across our businesses designed to increase profitability. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or unprofitable. For example, in 2015, we exited one of our anticipated growth platforms in our IHM segment to refocus our efforts on more profitable strategic alternatives. We cannot provide assurance that we will achieve the intended results of any of our business strategies, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.

Our growth strategy includes increased concentration in emerging markets, which could create greater exposure to unstable political conditions, civil unrest, economic volatility and other risks applicable to international operations.

        An increasing amount of our sales are derived from emerging markets, including countries in Asia, Latin America and Eastern Europe. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results can fluctuate significantly based on economic conditions in these regions, which occurred with our results in China in 2016. Our business operations may be adversely affected by the current and future political environment in China. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations or the interpretation thereof, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, foreign currency conversion, the regulation of private enterprises and other matters.

        If we are unable to successfully expand our business in China or other emerging markets or achieve the return on capital we expect as a result of our investments in these countries, our financial performance could be materially adversely affected. In addition to the risks applicable to our international operations, factors that could have a material adverse effect on our operations in these emerging markets include the lack of well-established or reliable legal systems and possible disruptions due to unstable political conditions, civil unrest or economic volatility. These factors could have a material adverse effect on our business by decreasing consumer purchasing power, reducing demand for our products or impairing our ability to achieve our long-term goals.

If we are unable to develop and successfully market new products and applications, we could compromise our competitive position.

        The timely introduction of new products and improvements in current products helps determine our success. Many of our current products are the result of our research and development efforts. Our research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in our LGM and IHM segments. Additionally, we focus on research projects related to RFID and external embellishments in our RBIS segment and medical technologies in our IHM segment, for both of which we hold and license a number of patents. However, research and development is complex and uncertain, requiring innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or end users or we could suffer delays in the production or launch of new products that may not lead to the recovery of our research and development expenditures and, as a result, could compromise our competitive position.

Miscalculation of our infrastructure needs could have a material adverse effect on our business.

        We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate. In recent years, we expanded our manufacturing facility located in Kunshan, China; moved our RBIS Vietnam business into a new, expanded facility; added a new coater to meet our projected demand for pressure-sensitive tapes in China; and made additional investments in capacity to support growth in our U.S. graphics business, in Asia and Luxembourg, and in RFID and heat transfer technology. In addition, we added capacity through our recent acquisitions of Mactac Europe, Yongle Tapes, Hanita Coatings and Finesse Medical. Infrastructure investments, which are long-term in nature, may not generate the expected return due to changes in the marketplace, failures to complete implementation, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.

Our future profitability may be materially adversely affected if we generate less productivity improvement than projected.

        We engage in restructuring actions intended to reduce our costs and increase efficiencies across our business segments. For example, we are in the process of a multi-year transformation of our RBIS segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. In addition, we intend to continue efforts to reduce costs in our operations, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. The success of these efforts is not assured and lower levels of productivity could reduce profitability. In addition, cost reduction actions could expose us to production risk, loss of sales and employee turnover.

Foreign currency exchange rates, and fluctuations in those rates, may materially adversely affect our business.

        With approximately 76% of our sales for the fiscal year ending December 30, 2017 arising from foreign sales, we are subject to fluctuations in foreign currencies, such as the euro and the Chinese Yuan (renminbi), which can cause transaction, translation and other losses, and could negatively impact our sales and profitability. Margins on sales of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.

        We monitor our foreign currency exposures and may, from time to time, use hedging instruments to mitigate transactional and translational exposure to changes in foreign currencies. For example, in 2017, we designated our €500 million senior notes as a net investment hedge of our investment in foreign operations to mitigate our foreign currency translation exposure. The effectiveness of our hedges in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and we may incur significant losses from hedging activities due to factors such as demand volatility and foreign currency fluctuations.

        Continued concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for countries in the Eurozone could lead individual countries to revert, or threaten to revert, to their former local currencies, potentially dislocating the euro. If this were to occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued, the cost of raw materials or our manufacturing operations could substantially increase, and the demand and pricing for our products could be materially adversely affected. Furthermore, if it were to become necessary for us to conduct business in additional currencies, we could be subject to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

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

        Our future effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation, including, among others, the Tax Cuts and Jobs Act (the "TCJA") enacted on December 22, 2017 in the U.S. There can be no assurance that these changes will not have a material adverse effect on our business.

The TCJA may materially adversely affect our financial condition, results of operations and cash flows.

        The TCJA has significantly changed the federal income taxation of U.S. corporations by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, permitting certain capital expenditures to be expensed immediately, adopting elements of a modified territorial tax system, imposing a one-time transition tax on a deemed repatriation of all undistributed earnings and profits of certain U.S.-owned foreign corporations ("transition tax"), revising the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Certain changes became effective immediately, while others become effective for tax years beginning after December 31, 2017. The legislation is unclear in certain respects and may be subject to technical amendments, as well as interpretations and implementing regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. It is also unclear how these changes will affect state and local corporate taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

        While our analysis and interpretation of the TCJA is ongoing, based on our current evaluation, the reduction of the U.S. corporate income tax rate from 35% to 21% required a write-down of our net deferred income tax assets resulting in an estimated material noncash charge against earnings in the fourth quarter of 2017, the period in which the TCJA was enacted. This and other impacts of the TCJA are subject to further adjustments in subsequent periods throughout 2018 in accordance with recent interpretive guidance issued by the SEC under Staff Accounting Bulletin No. 118 ("SAB 118"). Similarly, the transition tax resulted in a material charge against income in the fourth quarter of 2017. The limitation on interest deductions may negatively impact our effective tax rate and cash flows going forward. There may be material adverse effects resulting from the TCJA of which we have not yet completed our analysis. These effects may relate to the potential adjustments described above or future guidance and regulations.

The enactment of legislation implementing changes in taxation of international business activities, adoption of other corporate tax reform policies, or other changes in tax legislation or policies could materially and adversely impact our financial position and results of operations.

        In 2017, approximately 76% of our sales were generated from customers located outside of the U.S., and a substantial portion of our assets and employees were located outside of the U.S. While we are taxed by local authorities on earnings from these sales, we have historically not accrued U.S. income taxes or foreign withholding taxes on most of our undistributed earnings and profits for non-U.S. subsidiaries because we intend to indefinitely reinvest in the operations of those subsidiaries. The TCJA imposed a one-time transition tax subjecting the undistributed earnings and profits of our non-U.S. subsidiaries to immediate U.S. taxation and eliminated future foreign tax credit for foreign income taxes or withholding taxes paid with respect to certain foreign dividends. As a result, we accrued foreign withholding taxes in the fourth quarter of 2017 for certain jurisdictions related to the future repatriation of cash and cash equivalents as of December 30, 2017. We continue to evaluate our indefinite reinvestment assertions, which may be subject to adjustments throughout 2018 in accordance with SAB 118.

        Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many of the jurisdictions in which we do business. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny, while tax reform legislation has been proposed or enacted in a number of jurisdictions. For example, the TCJA enacted broad U.S. corporate income tax reform, including the changes described above. The TCJA affected the tax position reflected in our consolidated balance sheet and financial results in fiscal year 2017. Our cash tax payments in the U.S. starting in fiscal year 2018 may also be affected.

        In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation's Base Erosion and Profit Shifting recommendations and action plan, which aim to standardize and modernize global corporate tax policy, with changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities or legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.

        Due to the large scale of our international business activities, any substantial change in international corporate tax policies, enforcement activities or legislative initiatives could have a material adverse effect on the amount of taxes we are required to pay and our business generally.

The amount of various taxes we pay is subject to ongoing compliance requirements and audits by federal, state and foreign tax authorities.

        We are subject to regular examinations of our income tax returns by various tax authorities. We regularly assess the likelihood of material adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. In addition, tax enforcement has become increasingly aggressive in recent years, including continued actions by the European Commission related to illegal state aid, with increased focus on transfer pricing and intercompany documentation. Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts, and circumstances existing at the time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may materially adversely impact our effective tax rate and have a material adverse effect on our business.

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

        We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our global business. Like other information technology systems, ours is susceptible to a number of risks including, but not limited to, damage or interruptions resulting from obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, ransomware or other malicious attacks and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. For example, we are in the process of investing in information technology to upgrade the systems in both our LGM North America business and RBIS segment to drive business efficiency and supply chain productivity. We have implemented measures to mitigate our risk related to system and network disruptions, but if a disruption were to occur, we could incur significant losses and remediation costs that could have a material adverse effect on our business. Additionally, we rely on services provided by third-party vendors for certain information technology processes, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.

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

        Any such breach or attack could compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, impair our ability to conduct business, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses. If personal information of our customers or employees were misappropriated, our reputation with our customers and employees could be injured, resulting in loss of business or morale, and we could incur costs to compensate our customers or employees or pay damages or fines as a result of litigation or regulatory actions arising out of any such incident. Data privacy legislation and regulation have been increasing in recent years – including, for example, the General Data Protection Regulation in the EU and the Cyber Security Law in China – and although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action in the event of an incident.

        From time to time, we have experienced unauthorized intrusions into our network, and although these intrusions did not have a material adverse effect on our business, this may not be the case going forward. We have taken many steps to improve the security of our networks and computer systems, including user education and phishing exercises to protect against social engineering and inadvertent or intentional disclosure of data; implementing multi-factor authentication and advanced malware detection measures; upgrading legacy information technology systems; and establishing a data loss prevention framework to better identify and protect our critical data. Despite these mitigation efforts, there can be no assurance that we are adequately protecting our information, that third parties to whom we have disclosed such information or with whom we have stored such information (in data centers and on the cloud) are taking similar precautions, or that we will not continue to experience future intrusions.

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

        Executive succession planning is also important to our long-term success. For example, we experienced several recent key management changes, including promotions of long-serving and experienced leaders to the positions of Chief Executive Officer and Chief Financial Officer in 2016 and 2017, respectively. While we believe we have appropriate leadership development programs and succession plans in place, any failure to ensure effective transfer of knowledge and smooth transitions involving any of our key management or other highly-skilled employees could hinder our strategic planning and execution.

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

We have various non-U.S. collective labor arrangements, which make us subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our business.

        Work interruptions or stoppages could significantly impact the volume of products we have available for sale. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to reduce labor costs by closing or downsizing manufacturing facilities because of limitations on personnel and salary changes and similar restrictions. A work stoppage at one or more of our facilities could have a material adverse effect on our business. In addition, if any of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business.

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

        In 2017, our average variable-rate borrowings were approximately $256 million. Increases in short-term interest rates would directly impact the amount of interest we pay. Fluctuations in interest rates can increase borrowing costs and have a material adverse effect on our business.

        In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, over the past few years the U.S. Federal Reserve has raised its benchmark interest rate, now between 1.25% and 1.5%, indicating that additional increases would be likely, which may result in significantly higher long-term interest rates. Such a transition may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness, and negatively impact the market price of our common stock.

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

        We evaluate the assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans in consultation with outside actuaries. In the event that we were to determine that changes were warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or mortality rates, our future pension and projected postretirement benefit expenses and funding requirements could increase or decrease. Because of changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations for each plan are determined based on the value of assets and liabilities on a specific date as required under applicable government regulations. Future pension funding requirements, and the timing of funding payments, could also be affected by future legislation or regulation.

Our pension assets are significant and subject to market, interest and credit risk that may reduce their value.

        Changes in the value of our pension assets could materially adversely affect our earnings and cash flows. In particular, the value of our investments may decline due to increases in interest rates or volatility in the financial markets. In addition, we may take actions to reduce the financial volatility associated with our pension liabilities, which could result in charges in the nearer term. In 2016, we incurred approximately $41 million in non-cash charges in connection with the lump-sum settlement of certain pension obligations to terminated vested employees in our U.S. pension plan, which reduced our pension liability by approximately $70 million. We continue to evaluate options to better manage the volatility associated with our pension liabilities. Although we mitigate these risks by investing in high quality securities, ensuring adequate diversification of our investment portfolio and monitoring our portfolio's overall risk profile, the value of our investments may nevertheless decline.

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

We are required to comply with environmental, health, and safety laws at our operations around the world. The costs of complying with these laws could materially adversely affect our business.

        We are subject to national, state, provincial and/or local environmental, health, and safety laws and regulations in the U.S. and abroad, including those related to the disposal of hazardous waste from our manufacturing processes. These laws are often unclear and subject to the discretion of the enforcing authorities. Compliance with existing and future environmental, health and safety laws could subject us to future fees, penalties, costs or liabilities, impact our production capabilities, limit our ability to sell, expand or acquire facilities, and have a material adverse effect on our business. Environmental and product content and product safety laws and regulations can be complex, change often, and be open to different interpretations. In addition, we could be materially and adversely impacted by any environmental or product safety enforcement action affecting our suppliers, particularly in emerging markets.

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

Item 1B.        UNRESOLVED STAFF COMMENTS

        None.

Item 2.        PROPERTIES

        As of December 30, 2017, we operated manufacturing facilities in excess of 100,000 square feet in the locations listed below.

Label and Graphic Materials Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield, and Lowell, Indiana; Fairport Harbor, Mentor, and Painesville, Ohio; Mill Hall and Quakertown, Pennsylvania
Foreign

Soignies, Belgium; Vinhedo, Brazil; Guangzhou and Kunshan, China; Champ-sur-Drac, France; Gotha and Schwelm, Germany; Pune, India; Kibbutz Hanita, Israel; Rodange, Luxembourg; Bangi, Malaysia; and Cramlington, United Kingdom

Retail Branding and Information Solutions Segment

Domestic	Miamisburg, Ohio
Foreign	Nansha, Panyu, and Suzhou, China; Bufalo, Honduras; Ancarano, Italy; and Long An Province, Vietnam

Industrial and Healthcare Materials Segment

Domestic	Painesville, Ohio
Foreign	Turnhout, Belgium; and Kunshan, Shanghai and Zhouzhou, China

        In addition to the manufacturing facilities described above, our other principal facilities include our corporate headquarters in Glendale, California and our divisional offices located in Boston, Massachusetts; Mentor, Ohio; Kunshan, China; and Oegstgeest, the Netherlands.

        We own all of the principal properties identified above, except for facilities in the following locations, which are leased: Glendale, California; Panyu and Zhouzhou, China; Bufalo, Honduras; Kibbutz Hanita, Israel; Boston, Massachusetts; Mentor, Ohio; and Oegstgeest, the Netherlands.

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

Item 3.        LEGAL PROCEEDINGS

        As of December 30, 2017, we have been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of the sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

        As of December 30, 2017, our accrued liability associated with environmental remediation was $21.1 million.

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

        See also Note 8, "Contingencies," in the Notes to Consolidated Financial Statements contained in our 2017 Annual Report, which is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The information called for by Item 201 of Regulation S-K appears under "Corporate Information – Stock and Dividend Data" in our 2017 Annual Report and is incorporated herein by reference. We did not sell any unregistered securities during the fourth quarter of 2017.

(b)
Not applicable.

(c)
Repurchases of Equity Securities by Issuer

        Repurchases by us or our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the fourth quarter of 2017 are listed in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)

October 1, 2017 – October 28, 2017	58.8	$99.92	58.8
October 29, 2017 – November 25, 2017	50.1	106.96	50.1
November 26, 2017 – December 30, 2017	120.1	113.94	120.1

Total	229.0	$108.81	229.0	$625.2

(1)
The periods shown are our fiscal periods during the thirteen-week quarter ended December 30, 2017.
(2)
Shares in thousands.
(3)
In April 2017, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases. The Board authorization was announced in a Current Report on Form 8-K on April 28, 2017 and will remain in effect until shares in the amount authorized thereunder have been repurchased.
(4)
Dollars in millions.

Item 6.        SELECTED FINANCIAL DATA

        Selected financial data for each of our last five fiscal years appears under "Five-year Summary" in our 2017 Annual Report and is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information called for by this Item appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report and is incorporated herein by reference.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item is contained under "Market-Sensitive Instruments and Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report and incorporated herein by reference.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this Item is contained in our 2017 Annual Report (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for

Financial Statements and Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and incorporated herein by reference.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.        CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure.

        Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2017. (See Management's Report on Internal Control Over Financial Reporting contained in our 2017 Annual Report, which is incorporated herein by reference.)

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2017 Annual Report, which is also incorporated herein by reference.

        Changes in Internal Control over Financial Reporting.    We periodically assess our internal control environment. We are in the process of investing in information technology to upgrade the systems in our RBIS segment. Processes affected by this implementation include, among other things, order management, pricing, shipping, purchasing, general accounting and planning. Where appropriate, we are reviewing related internal controls and making changes.

        We have excluded Yongle Tape Ltd. from our assessment of internal control over financial reporting as of December 30, 2017 because we acquired the company in a purchase business combination during fiscal year 2017. Yongle Tape Ltd. is a wholly-owned subsidiary whose total assets and total revenues excluded from our assessment of internal control over financial reporting represent 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2017.

        Other than the system implementation and acquisition referenced above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION

        None.

 PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 26, 2018 (our "2018 Proxy Statement"), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers called for by this Item appears, in part, on the next page of this report, and is also incorporated by reference from our 2018 Proxy Statement. The information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our 2018 Proxy Statement.

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

        The information called for by this Item concerning our Audit and Finance Committee is incorporated by reference from our 2018 Proxy Statement.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

Name and Position	Age	Served as Executive Officer since	Former Positions within Past Five Years/ Prior Positions with Avery Dennison
Mitchell R. Butier	46	March 2007	2015-2016	President and Chief Operating Officer
President and			2014-2015	President, Chief Operating Officer and
Chief Executive Officer				Chief Financial Officer
			2010-2014	Senior Vice President and
Chief Financial Officer
			2007-2010	Vice President, Global Finance and
Chief Accounting Officer
			2004-2006	Vice President, Finance, Retail Branding
and Information Solutions
Dean A. Scarborough	62	August 1997	2014-2016	Chairman and Chief Executive Officer
Executive Chairman(2)			2010-2014	Chairman, President and Chief Executive Officer
			2005-2010	President and Chief Executive Officer
			2000-2005	President and Chief Operating Officer
Gregory S. Lovins	45	March 2017	2017	Vice President and Interim Chief
Senior Vice President and				Financial Officer
Chief Financial Officer			2016-2017	Vice President and Treasurer
			2011-2016	Vice President, Global Finance,
Materials Group
Lori J. Bondar	57	June 2010	2008-2010	Vice President and Controller
Vice President, Controller and
Chief Accounting Officer
Georges Gravanis	60	May 2015	2015-2016	President, Materials Group
President,			2010-2015	Vice President and General Manager,
Label and Graphic Materials				Materials Group Asia Pacific
			2006-2010	Vice President of Sales,
Roll Materials Europe
			2004-2006	Vice President and General Manager,
Roll Materials Europe Southern Region
Anne Hill	58	May 2007
Senior Vice President and
Chief Human Resources Officer
Susan C. Miller	58	March 2008	2008-2009	Senior Vice President and
Senior Vice President,				General Counsel
General Counsel and Secretary			2007-2008	Vice President and General Counsel
			1998-2006	Assistant General Counsel
Deon Stander	49	August 2016	2013-2015	Vice President and General Manager,
Vice President and				Global Commercial and Innovation,
General Manager,				RBIS
Retail Branding			2010-2012	Vice President and
and Information				General Manager,
Solutions				Global Commercial RBIS
Michael Johansen	52	December 2016	2015-2016	Vice President & General Manager,
Vice President and				Performance Tapes
General Manager,			2010-2015	Vice President & General Manager,
Industrial and Healthcare				RBIS Sourcing Regions & Supply Chain
Materials

(1)
Officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.
(2)
Mr. Scarborough ceased serving as an executive officer on December 31, 2017. Effective January 1, 2018, Mr. Scarborough began serving as non-executive chairman.

Item 11.        EXECUTIVE COMPENSATION

        The information called for by this Item is incorporated by reference from our 2018 Proxy Statement.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this Item is incorporated by reference from our 2018 Proxy Statement.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this Item is incorporated by reference from our 2018 Proxy Statement.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this Item is incorporated by reference from our 2018 Proxy Statement.

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

        (b)   The exhibits required to be filed by Item 601 of Regulation S-K are set forth on the following Exhibit Index and incorporated herein by reference.

Item 16.        FORM 10-K SUMMARY

        None.

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS

        Data incorporated by reference from the attached portions of the 2017 Annual Report to Shareholders of Avery Dennison Corporation:

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016
Consolidated Statements of Income for 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for 2017, 2016 and 2015
Consolidated Statements of Shareholders' Equity for 2017, 2016 and 2015
Consolidated Statements of Cash Flows for 2017, 2016 and 2015
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

        Except for the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements, Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report that is expressly incorporated herein by reference, our 2017 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

AVERY DENNISON CORPORATION

EXHIBIT INDEX

For the Year Ended December 30, 2017

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011
3.1(ii)†	Amended and Restated Bylaws, effective as of December 7, 2017	3.1(ii)	Current Report on Form 8-K, filed December 8, 2017
4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the "1991 Indenture")	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991
4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the "Supplemental Indenture")	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993
4.3	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series C" under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995
4.4	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series D" under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed December 16, 1996
4.5	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee ("2001 Indenture")	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001
4.6	Officers' Certificate establishing two series of Securities entitled "4.875% Notes due 2013" and "6.000% Notes due 2033" under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003
4.7	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
4.8	Indenture, dated as of September 25, 2007, among Avery Dennison Office Products Company ("ADOPC"), Registrant and The Bank of New York Trust Company, N.A., as Trustee ("Bank of NY")	99.1	Current Report on Form 8-K, filed October 1, 2007
4.9	Form of 6.625% Guaranteed Notes due 2017	99.1	Current Report on Form 8-K, filed October 1, 2007
4.10	Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed November 20, 2007
4.11	First Supplemental Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3	Current Report on Form 8-K, filed November 20, 2007
4.12	Second Supplemental Indenture, dated as of April 13, 2010, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 13, 2010
4.13	Form of 5.375% Senior Notes due 2020	4.2	Current Report on Form 8-K, filed April 13, 2010
4.14	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013
4.15	Form of 3.35% Senior Notes due 2023	4.2	Current Report on Form 8-K, filed April 8, 2013
4.16	Fourth Supplemental Indenture, dated as of March 3, 2017, between Registrant and The Bank of New York Mellon Trust Company, N.A. as Trustee (including Form of 1.250% Senior Notes due 2025 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 3, 2017
10.1	Amended and Restated Credit Agreement, dated as of February 8, 2008, among ADOPC, Registrant, Bank of America, N.A. and Banc of America Securities LLC and JP Morgan Securities Inc. ("ADOPC Credit Agreement")	10.1	Quarterly Report on Form 10-Q, filed August 7, 2008
10.2	Second Amendment to ADOPC Credit Agreement, dated as of January 23, 2009	99.4	Current Report on Form 8-K, filed January 27, 2009

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.3	Fourth Amended and Restated Credit Agreement, dated as of November 8, 2017, by and among Registrant, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party thereto	10.1	Current Report on Form 8-K, filed November 9, 2017
10.4*	Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982
10.5*	Amended and Restated Supplemental Executive Retirement Plan ("SERP")	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.6*	Letter of Grant to D.A. Scarborough under SERP	10.11.2.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.7*	Letter Agreement with D.A. Scarborough regarding SERP benefits	10.11.2.1	Current Report on Form 8-K, filed December 15, 2010
10.8*	Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995
10.9*	Amended and Restated Retirement Plan for Directors	10.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003
10.10*	Amended and Restated Director Equity Plan ("Director Plan")	10.15.1	Current Report on Form 8-K, filed December 11, 2008
10.11*	Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004
10.12*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan ("EVDCP")	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995
10.13*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.14*	Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995
10.15*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011
10.16*	Amended and Restated Stock Option and Incentive Plan ("Equity Plan")	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.17	First Amendment to Equity Plan	10.20	2014 Annual Report on Form 10-K, filed February 25, 2015
10.18*	2017 Incentive Award Plan ("2017 Plan")	B	2018 Proxy Statement on Schedule 14A, filed March 10, 2017
10.19*	Senior Executive Annual Incentive Plan	A	2014 Proxy Statement on Schedule 14A, filed March 7, 2014
10.20*	Annual Incentive Plan	10.26	2014 Annual Report on Form 10-K, filed February 25, 2015
10.21*	Complete Restatement and Amendment of Executive Deferred Retirement Plan ("EDRP")	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995
10.22*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.23*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002
10.24*	2005 Executive Variable Deferred Retirement Plan, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013
10.25*	Benefit Restoration Plan, amended and restated ("BRP")	10.32.1	Current Report on Form 8-K/A, filed December 11, 2008
10.26*	First Amendment to BRP	10.32.1	2010 Annual Report on Form 10-K, filed February 28, 2011
10.27*	Amended and Restated Capital Accumulation Plan ("CAP")	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000
10.28*	Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000
10.29*†	Amended and Restated Key Executive Change of Control Severance Plan	N/A	N/A
10.30*†	Amended and Restated Executive Severance Plan	N/A	N/A
10.31*†	Form of Executive Severance Agreement	N/A	N/A
10.32*	Long-Term Incentive Unit Plan ("LTI Unit Plan")	10.43	2012 Annual Report on Form 10-K, filed February 27, 2013
10.33*	Form of Restricted Stock Unit Agreement under Equity Plan	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014
10.34*	Form of Performance Unit Agreement under Equity Plan	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.35*	Form of Market-Leveraged Stock Unit Agreement under Equity Plan	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014
10.36*	Form of Long-Term Incentive Unit Agreement under LTI Unit Plan	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014
10.37*	Form of Director Restricted Stock Unit Agreement under 2017 Plan	10.2	Quarterly Report on Form 10-Q, filed August 1, 2017
10.38*	Form of Employee Market-Leveraged Stock Unit Agreement under 2017 Plan	10.3	Quarterly Report on Form 10-Q, filed August 1, 2017
10.39*	Form of Employee Performance Unit Agreement under 2017 Plan	10.4	Quarterly Report on Form 10-Q, filed August 1, 2017
10.40*	Form of Employee Restricted Stock Unit Agreement under 2017 Plan	10.5	Quarterly Report on Form 10-Q, filed August 1, 2017
10.41*	Form of Employee Non-Qualified Stock Option Agreement under 2017 Plan	10.6	Quarterly Report on Form 10-Q, filed August 1, 2017
10.42*	Offer Letter to Georges Gravanis	10.1	Quarterly Report on Form 10-Q, filed May 5, 2015
10.43*	Offer Letter to Dean A. Scarborough	10.1	Quarterly Report on Form 10-Q, filed May 3, 2016
10.44*	Offer Letter to Mitchell R. Butier	10.2	Quarterly Report on Form 10-Q, filed May 3, 2016
10.45*	Localization Letter to Georges Gravanis	10.1	Quarterly Report on Form 10-Q, filed August 2, 2016
10.46*	Offer Letter to Gregory S. Lovins	10.1	Quarterly Report on Form 10-Q, filed May 2, 2017
10.47*	Offer Letter to Gregory S. Lovins	10.1	Quarterly Report on Form 10-Q, filed August 2, 2017
12†	Computation of Ratio of Earnings to Fixed Charges	N/A	N/A
13†	Portions of Annual Report to Shareholders for fiscal year ended December 30, 2017	N/A	N/A
21†	List of Subsidiaries	N/A	N/A
23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A
24†	Power of Attorney (see Signatures — Power of Attorney)	N/A	N/A

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
101INS†††	XBRL Instance Filing	N/A	N/A
101SCH†††	XBRL Extension Schema Filing	N/A	N/A
101CAL†††	XBRL Extension Calculation Linkbase Filing	N/A	N/A
101LAB†††	XBRL Extension Label Linkbase Filing	N/A	N/A
101PRE†††	XBRL Extension Presentation Linkbase Filing	N/A	N/A
101DEF†††	XBRL Extension Definition Linkbase Filing	N/A	N/A

(1)
Unless otherwise noted, the File Number for all filings is File No. 1-7685.
*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†
Filed herewith.
††
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†††
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION
By:	/s/	Gregory S. Lovins
Gregory S. Lovins Senior Vice President and Chief Financial Officer

Dated: February 21, 2018

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Gregory S. Lovins and Susan C. Miller, and each of them, with full power of substitution, his or her true and lawful attorney-in-fact to act for him or her in any and all capacities, to sign this Annual Report on Form 10-K and any or all amendments or supplements thereto, and to file each of the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully, to all intents and purposes, as he or she could do in person, hereby ratifying and confirming all that said attorneys-in-fact or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Mitchell R. Butier Mitchell R. Butier	President, Chief Executive Officer, and Director	February 21, 2018
/s/ Gregory S. Lovins Gregory S. Lovins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2018
/s/ Lori J. Bondar Lori J. Bondar	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2018
/s/ Dean A. Scarborough Dean A. Scarborough	Chairman	February 21, 2018
/s/ Bradley A. Alford Bradley A. Alford	Director	February 21, 2018
/s/ Anthony K. Anderson Anthony K. Anderson	Director	February 21, 2018
/s/ Peter K. Barker Peter K. Barker	Director	February 21, 2018

Signature	Title	Date

/s/ Ken C. Hicks Ken C. Hicks	Director	February 21, 2018
/s/ Andres A. Lopez Andres A. Lopez	Director	February 21, 2018
/s/ David E. I. Pyott David E. I. Pyott	Director	February 21, 2018
/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 21, 2018
/s/ Julia A. Stewart Julia A. Stewart	Director	February 21, 2018
/s/ Martha N. Sullivan Martha N. Sullivan	Director	February 21, 2018