Form 10-Q
period 2018-03-31
Avery Dennison Corp
filed 2018-05-01
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of $1 par value common stock outstanding as of April 28, 2018: 88,030,887

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2018 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; changes in political conditions; changes in governmental laws and regulations; fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; execution and integration of acquisitions; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, including the Tax Cuts and Jobs Act, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; protection and infringement of intellectual property; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$187.5	$224.4
Trade accounts receivable, less allowances of $29.2 and $36.2 at March 31, 2018 and December 30, 2017, respectively	1,240.0	1,180.3
Inventories, net	678.2	609.6
Assets held for sale	1.1	6.3
Other current assets	225.5	217.3
Total current assets	2,332.3	2,237.9
Property, plant and equipment, net	1,117.6	1,097.9
Goodwill	1,005.1	985.1
Other intangibles resulting from business acquisitions, net	167.2	166.3
Non-current deferred income taxes	215.5	196.3
Other assets	442.8	453.4
	$5,280.5	$5,136.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$370.3	$265.4
Accounts payable	1,064.4	1,007.2
Accrued payroll and employee benefits	173.1	248.5
Other current liabilities	473.6	450.7
Total current liabilities	2,081.4	1,971.8
Long-term debt and capital leases	1,342.7	1,316.3
Long-term retirement benefits and other liabilities	596.5	629.3
Non-current deferred and payable income taxes	170.2	173.3
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at March 31, 2018 and December 30, 2017; issued – 124,126,624 shares at March 31, 2018 and December 30, 2017; outstanding – 88,015,267 shares and 88,011,541 shares at March 31, 2018 and December 30, 2017, respectively	124.1	124.1
Capital in excess of par value	848.4	862.6
Retained earnings	2,647.8	2,596.7
Treasury stock at cost, 36,111,357 shares and 36,115,083 shares at March 31, 2018 and December 30, 2017, respectively	(1,891.0)	(1,856.7)
Accumulated other comprehensive loss	(639.6)	(680.5)
Total shareholders’ equity	1,089.7	1,046.2
	$5,280.5	$5,136.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 31, 2018	April 1, 2017
Net sales	$1,776.4	$1,572.1
Cost of products sold	1,293.0	1,129.7
Gross profit	483.4	442.4
Marketing, general and administrative expense	295.0	279.8
Other expense, net	12.8	6.5
Interest expense	13.2	16.7
Other non-operating expense	3.3	3.5
Income before taxes	159.1	135.9
Provision for income taxes	33.3	23.7
Equity method investment net losses	(.6)	–
Net income	$125.2	$112.2

Per share amounts:
Net income per common share	$1.42	$1.27
Net income per common share, assuming dilution	$1.40	$1.25
Dividends per common share	$.45	$.41

Weighted average number of shares outstanding:
Common shares	88.0	88.4
Common shares, assuming dilution	89.6	90.0

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Net income	$125.2	$112.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	34.3	35.5
Pension and other postretirement benefits	5.7	4.7
Cash flow hedges	.9	(.8)
Other comprehensive income, net of tax	40.9	39.4
Total comprehensive income, net of tax	$166.1	$151.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Operating Activities
Net income	$125.2	$112.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.3	28.8
Amortization	10.2	15.8
Provision for doubtful accounts and sales returns	12.9	11.5
Net losses from impairments, sales of assets, and investment settlements	9.8	.2
Stock-based compensation	7.4	5.6
Loss from settlement of pension obligations	.5	–
Deferred income taxes	(8.0)	3.4
Other non-cash expense and loss	14.2	15.2
Changes in assets and liabilities and other adjustments	(190.5)	(178.8)
Net cash provided by operating activities	16.0	13.9

Investing Activities
Purchases of property, plant and equipment	(35.6)	(30.3)
Purchases of software and other deferred charges	(7.3)	(6.9)
Proceeds from sales of property, plant and equipment	6.9	–
Sales of investments and proceeds from insurance, net	.3	1.2
Payments for acquisitions, net of cash acquired, and investments in businesses	(.1)	(74.6)
Net cash used in investing activities	(35.8)	(110.6)

Financing Activities
Net increase (decrease) in borrowings (maturities of three months or less)	104.3	(256.8)
Additional long-term borrowings	–	526.7
Repayments of long-term debt	(1.0)	(.8)
Dividends paid	(39.6)	(36.4)
Share repurchases	(51.6)	(34.6)
Proceeds from exercises of stock options, net	.2	16.4
Tax withholding for stock-based compensation	(31.6)	(19.8)
Payments of contingent consideration	(2.5)	–
Net cash (used in) provided by financing activities	(21.8)	194.7

Effect of foreign currency translation on cash balances	4.7	1.8
(Decrease) increase in cash and cash equivalents	(36.9)	99.8
Cash and cash equivalents, beginning of year	224.4	195.1
Cash and cash equivalents, end of period	$187.5	$294.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The unaudited Condensed Consolidated Financial Statements and notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2017 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. The accompanying unaudited Condensed Consolidated Financial Statements include normal recurring adjustments necessary for a fair statement of our interim results.  Interim results of operations are not necessarily indicative of future results.

Fiscal Periods

The first quarters of 2018 and 2017 consisted of thirteen-week periods ending March 31, 2018 and April 1, 2017, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Guidance Updates

Revenue Recognition

In the first quarter of 2018, we adopted an accounting guidance update that provides a single comprehensive model on accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. We adopted this guidance using the modified retrospective method, which means that reporting periods beginning in 2018 are presented under this guidance, while prior period amounts continue to be reported under the previous guidance. As allowed under this guidance, we began to apply this guidance for contracts with customers that were not completed as of the beginning of 2018. As a result of the adoption of this guidance, the allowance for customer returns, presented as a reduction of trade accounts receivable in prior years, is now presented as a returns liability in “Other current liabilities.”  As of March 31, 2018, the returns liability was $11.3 million.  Our adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows. The applicable disclosures related to this guidance are included in Note 2, “Revenue Recognition,” and Note 14, “Segment and Disaggregated Revenue Information.”

Presentation of Net Periodic Benefit Costs

In the first quarter of 2018, we adopted an accounting guidance update that requires certain employers with defined benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. Components other than the service cost component are no longer eligible for capitalization in assets. Employers are required to apply the portion of this guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively, while the portion of this guidance that limits the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively.

Prior year results have been reclassified as required by this guidance. The effects of our adoption of this guidance on our unaudited Condensed Consolidated Statements of Income for the prior year were as follows:

	Three Months Ended April 1, 2017
(In millions)	As Previously Reported	Reclassification	As Reclassified
Marketing, general and administrative expense	$283.3	$(3.5)	$279.8
Other non-operating expense	–	3.5	3.5

Classification of Certain Cash Payments

In the first quarter of 2018, we adopted an accounting guidance update that reduces the diversity in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.

Avery Dennison Corporation

Prior year results have been reclassified, as required by this guidance. The effects of our adoption of this guidance, which primarily relate to the classification of corporate-owned life insurance cash flows, on our unaudited Condensed Consolidated Statements of Cash Flows for the prior year were as follows:

	Three Months Ended April 1, 2017
(In millions)	As Previously Reported	Reclassification	As Reclassified
Net cash provided by operating activities	$15.3	$(1.4)	$13.9
Net cash used in investing activities	(112.0)	1.4	(110.6)

Intra-Entity Transfers of Assets Other Than Inventory

In the first quarter of 2018, we adopted an accounting guidance update that requires companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which they occur. Upon adoption, we derecognized tax-related deferred charges and recognized deferred tax assets related to certain intra-entity asset transfers as a $14 million net reduction to retained earnings.

Note 2.  Revenue Recognition

Sales are recognized when or as we satisfy a performance obligation by transferring control of a product or service to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for the product or service. We consider a number of factors in determining when we have transferred control to a customer, including the following: (i) our present right to payment; (ii) the customer’s legal title to the asset; (iii) physical possession of the asset; (iv) the customer’s significant risks and rewards of ownership of the asset; and (v) the customer’s acceptance of the asset.

Generally, payment terms with our customers are consistent with those used in our industries and the regions in which we operate.

Sales returns are accepted under certain limited circumstances. We record an estimate for return liabilities, with a corresponding reduction in sales, in the amount we expect to repay or credit customers, which we base on historical actual returns and outstanding customer claims. Changes in estimates are updated each reporting period.

Sales rebates, discounts, and other customer concessions are common practice in the industries in which we operate and are accounted for as a reduction in sales, based on estimates at the time products are sold.  These estimates are based on our historical experience, as well as current information such as sales forecasts.  We review estimates regularly and, as additional information becomes available, if necessary, adjust sales and the respective accruals accordingly.

Sales tax, value-added tax, and other taxes we collect from customers are excluded from sales.

Shipping and handling activities after control of a product is transferred to a customer are accounted for as a fulfillment cost and not a separate performance obligation.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of less than one year.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Income Statements.

Deferred Revenue

Deferred revenue primarily relates to constrained variable consideration on supply agreements for sales of products, as well as to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as or when we perform under the contract.

The following table shows the amounts and balance sheet locations of deferred revenue as of March 31, 2018 and December 30, 2017:

(In millions)	March 31, 2018	December 30, 2017
Other current liabilities	$18.9	$15.3
Long-term retirement benefits and other liabilities	.5	.4
Total deferred revenue	$19.4	$15.7

Avery Dennison Corporation

Revenue recognized from amounts included in deferred revenue as of December 30, 2017 was $8.4 million for the three months ended March 31, 2018 and was included in “Net sales” in the unaudited Condensed Consolidated Statements of Income.

Note 3.  Goodwill

Changes in the net carrying amount of goodwill for the three months ended March 31, 2018 by reportable segment were as follows:

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of December 30, 2017	$429.5	$355.4	$200.2	$985.1
Translation adjustments	13.1	.2	6.7	20.0
Goodwill as of March 31, 2018	$442.6	$355.6	$206.9	$1,005.1

The carrying amounts of goodwill at March 31, 2018 and December 30, 2017 were net of accumulated impairment losses of $820 million recognized in fiscal year 2009 by our Retail Branding and Information Solutions (“RBIS”) reportable segment.

Note 4.  Debt

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were $526.7 million (€495.6 million), a portion of which we used during the three months ended April 1, 2017 to repay commercial paper borrowings used to finance a portion of our acquisition of the European business of Mactac.  We designate a portion of these senior notes as a net investment hedge of our investment in foreign operations.  Refer to Note 8, “Financial Instruments,” for more information.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates the carrying value given the short duration of these obligations.  The fair value of our total debt was $1.73 billion at March 31, 2018 and $1.6 billion at December 30, 2017. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our $800 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios, including total debt and interest expense in relation to certain measures of income. No balance was outstanding under the Revolver as of March 31, 2018 or December 30, 2017.  As of March 31, 2018 and December 30, 2017, we were in compliance with our financial covenants.

Note 5.  Pension and Other Postretirement Benefits

Defined Benefit Plans

We sponsor a number of defined benefit plans, the accruals of benefits under some of which have been frozen, covering eligible employees in the U.S. and certain other countries.  Benefits payable to an employee are based primarily on years of service and the employee’s compensation during the course of his or her employment with us.

We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations.  We have not incurred significant costs related to these benefits, and, therefore, no related costs are included in the disclosures below.

Avery Dennison Corporation

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income, for our defined benefit plans:

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	March 31, 2018		April 1, 2017		March 31, 2018	April 1, 2017
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$–	$4.9	$.1	$4.3	$–	$–
Interest cost	8.6	3.9	8.4	3.4	–	–
Expected return on plan assets	(10.6)	(6.1)	(10.1)	(5.0)	–	–
Recognized net actuarial loss	5.2	2.1	4.6	2.6	.4	.4
Amortization of prior service cost (credit)	.2	(.1)	.2	(.1)	(.8)	(.8)
Recognized loss on settlements(1)	.5	–	–	–	–	–
Net periodic benefit cost (credit)	$3.9	$4.7	$3.2	$5.2	$(.4)	$(.4)

(1)In 2018, settlements were related to lump-sum payments associated with a U.S. defined benefit pension plan.

Service cost and components of net periodic benefit cost other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense” in the unaudited Condensed Consolidated Statements of Income, respectively.  Refer to Note 1, “General,” for more information.

Note 6.  Long-Term Incentive Compensation

Stock-Based Awards

Stock-based compensation expense was $7.4 million and $5.6 million for the three months ended March 31, 2018 and April 1, 2017, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of March 31, 2018, we had approximately $57 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average requisite service period of approximately three years.

Cash-Based Awards

The compensation expense related to long-term incentive units was $5.6 million and $10.3 million for the three months ended March 31, 2018 and April 1, 2017, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 7.  Cost Reduction Actions

2018 Plan

On April 19, 2018, we approved a restructuring plan (the “2018 Plan”) associated with the consolidation of the European footprint of our Label and Graphic Materials (“LGM”) reportable segment, which is expected to result in a headcount reduction of 350 to 400 positions related to the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. We expect the 2018 Plan to be largely complete by the end of 2019.

During the three months ended March 31, 2018, we recorded $6.9 million in non-cash asset impairment charges related to the 2018 Plan. Total pretax restructuring charges associated with the 2018 Plan are estimated at approximately $70 million. The remaining charges relate to cash costs primarily for severance, most of which are expected to be recognized during the second quarter of 2018.

2015/2016 Actions

During the three months ended March 31, 2018, we recorded $5.8 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 200 positions, lease cancellation costs, and asset impairment charges.

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

Avery Dennison Corporation

During the three months ended March 31, 2018, restructuring charges and payments were as follows:

(In millions)	Accrual at December 30, 2017	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at March 31, 2018
2018 Plan
Asset impairment charges	$–	$6.9	$–	$(6.9)	$–	$–
2015/2016 Actions
Severance and related costs	4.3	4.3	(5.4)	–	.1	3.3
Lease cancellation costs	.6	.7	(.6)	–	–	.7
Asset impairment charges	–	.8	–	(.8)	–	–
Total	$4.9	$12.7	$(6.0)	$(7.7)	$.1	$4.0

The table below shows the total amount of restructuring charges incurred by reportable segment:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Restructuring charges by reportable segment
Label and Graphic Materials	$7.5	$2.0
Retail Branding and Information Solutions	5.2	3.5
Industrial and Healthcare Materials	–	.2
Total	$12.7	$5.7

Note 8.  Financial Instruments

We enter into foreign exchange hedge contracts to reduce our risk from foreign exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S.  We enter into interest rate contracts to help manage our exposure to certain interest rate fluctuations.  We also enter into futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases of natural gas. The maximum length of time for which we hedge our exposure to the variability in future cash flows for forecasted transactions is 36 months.

As of March 31, 2018, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $4.5 million and $974.3 million, respectively.

We recognize derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges. We also enter into foreign exchange contracts to offset risks arising from foreign exchange rate fluctuations.

The following table shows the fair values and balance sheet locations of cash flow hedges as of March 31, 2018 and December 30, 2017:

		Asset
(In millions)	Balance Sheet Location	March 31, 2018	December 30, 2017
Foreign exchange contracts	Other current assets	$2.0	$.4

		Liability
(In millions)	Balance Sheet Location	March 31, 2018	December 30, 2017
Foreign exchange contracts	Other current liabilities	$1.0	$.6
Commodity contracts	Other current liabilities	.1	–
		$1.1	$.6

Avery Dennison Corporation

The following table shows the fair values and balance sheet locations of other derivatives as of March 31, 2018 and December 30, 2017:

		Asset
(In millions)	Balance Sheet Location	March 31, 2018	December 30, 2017
Foreign exchange contracts	Other current assets	$3.0	$3.5

		Liability
(In millions)	Balance Sheet Location	March 31, 2018	December 30, 2017
Foreign exchange contracts	Other current liabilities	$4.0	$5.6

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive loss” and reclassified into earnings in the same period(s) during which the hedged transaction impacts earnings.  Gains and losses on the derivatives, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

Gains (losses), before taxes, recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Foreign exchange contracts	$.9	$(3.1)
Commodity contracts	–	(.2)
	$.9	$(3.3)

Neither the amount recognized in income related to the ineffective portion of, nor the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was material for the three months ended March 31, 2018 or April 1, 2017.

As of March 31, 2018, we expected a net gain of approximately $.9 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.

Other Derivatives

For other derivative instruments, which are not designated as hedging instruments, the gain or loss is recognized in current earnings.  These derivatives are intended to offset certain of our economic exposures.  The following table shows the components of the net gains (losses) recognized in income related to these derivative instruments.

		Three Months Ended
(In millions)	Location of Net Gains (Losses) in Income	March 31, 2018	April 1, 2017
Foreign exchange contracts	Cost of products sold	$(.8)	$(1.0)
Foreign exchange contracts	Marketing, general and administrative expense	(9.5)	1.2
		$(10.3)	$.2

Net Investment Hedge

In March 2017, we designated the €500 million of our euro-denominated 1.25% senior notes due 2025 as a net investment hedge of our investment in foreign operations. The net assets from the investment in foreign operations were greater than the senior notes, and as such, the net investment hedge was effective.  In January 2018, we reduced the amount we designate as a net investment hedge to €255 million.

Gains (losses), before tax, recognized in “Accumulated other comprehensive loss” (effective portion) related to the net investment hedge was as follows:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Foreign currency denominated debt	$(22.8)	$(11.4)

Avery Dennison Corporation

We recorded no ineffectiveness from our net investment hedge in earnings during the three months ended March 31, 2018 and April 1, 2017.

Note 9.  Taxes Based on Income

The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Income before taxes	$159.1	$135.9
Provision for income taxes	33.3	23.7
Effective tax rate	20.9%	17.4%

Our effective tax rate for the three months ended March 31, 2018 compared to the same period last year reflects a decrease in the U.S. federal statutory tax rate from 35% to 21%, offset by net tax charges related to certain U.S. international tax provisions, the loss of domestic manufacturing deductions and limitations on the deductibility of our executive compensation, all as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017.

Our effective tax rate for the three months ended March 31, 2018 included $7.2 million of net tax charges related to the tax on global intangible low-taxed income of our foreign subsidiaries and the base-erosion anti-abuse tax on certain foreign earnings, partially offset by the benefit from foreign-derived intangible income; $2.8 million of tax charges resulting from recognizing foreign withholding taxes on current year earnings; and $4 million of tax benefit from the release of valuation allowances on certain state deferred tax assets primarily related to the impact of state conformity to certain TCJA provisions. These impacts were primarily a result of the TCJA. Additionally, the effective tax rate for the three months ended March 31, 2018 included a discrete tax benefit of $7.1 million related to excess tax benefits associated with stock-based payments and a discrete tax benefit of $7.1 million from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.

Our effective tax rate for the three months ended April 1, 2017 included net discrete tax benefits of $12.7 million related to excess tax benefits associated with stock-based payments and $1.5 million from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.

Our effective tax rate for the three months ended March 31, 2018 also included certain measurement period adjustments to the 2017 provisional amounts related to the enactment of the TCJA in accordance with guidance provided under SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides for a measurement period up to one year from the enactment of the TCJA within which we may complete our final assessment of the legislation’s impact. Measurement period adjustments determined during the first quarter of 2018 did not have a significant impact on our consolidated financial statements, either individually or in the aggregate. We did not finalize any aspects of the previously disclosed provisional amounts. Furthermore, we have not made a determination on our accounting policy choice related to our global intangible low-taxed income provision nor have we completed the assessment of our indefinite reinvestment assertions. We will continue to assess any future guidance and accounting interpretations on the effects of the TCJA and expect to complete our analysis within the measurement period afforded by SAB 118.

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.  We and our U.S. subsidiaries anticipate closing the Internal Revenue Service’s Compliance Assurance Process Program through 2016 in the second quarter of 2018. With some exceptions, our foreign subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2006.

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $23 million, primarily as a result of audit settlements and closing tax years.

Avery Dennison Corporation

Note 10.  Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended
(In millions, except per share amounts)	March 31, 2018	April 1, 2017
(A) Net income available to common shareholders	$125.2	$112.2
(B) Weighted average number of common shares outstanding	88.0	88.4
Dilutive shares (additional common shares issuable under stock-based awards)	1.6	1.6
(C) Weighted average number of common shares outstanding, assuming dilution	89.6	90.0
Net income per common share: (A) ÷ (B)	$1.42	$1.27
Net income per common share, assuming dilution: (A) ÷ (C)	$1.40	$1.25

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three months ended March 31, 2018. Stock-based compensation awards excluded from the computation totaled approximately .1 million shares for the three months ended April 1, 2017.

Note 11.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 31, 2018 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 30, 2017	$(156.2)	$(524.0)	$(.3)	$(680.5)
Other comprehensive income before reclassifications, net of tax	34.3	–	.7	35.0
Reclassifications to net income, net of tax	–	5.7	.2	5.9
Net current-period other comprehensive income, net of tax	34.3	5.7	.9	40.9
Balance as of March 31, 2018	$(121.9)	$(518.3)	$.6	$(639.6)

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 1, 2017 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2016	$(212.6)	$(540.3)	$1.0	$(751.9)
Other comprehensive income (loss) before reclassifications, net of tax	35.5	–	(2.6)	32.9
Reclassifications to net income, net of tax	–	4.7	1.8	6.5
Net current-period other comprehensive income (loss), net of tax	35.5	4.7	(.8)	39.4
Balance as of April 1, 2017	$(177.1)	$(535.6)	$.2	$(712.5)

Avery Dennison Corporation

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net income were as follows:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$(.3)	$(.9)	Cost of products sold
Commodity contracts	–	.1	Cost of products sold
Interest rate contracts	–	(1.8)	Interest expense
	(.3)	(2.6)	Total before tax
	.1	.8	Provision for income taxes
	(.2)	(1.8)	Net of tax
Pension and other postretirement benefits	(7.5)	(6.9)	Other non-operating expense
	1.8	2.2	Provision for income taxes
	(5.7)	(4.7)	Net of tax
Total reclassifications for the period	$(5.9)	$(6.5)	Total, net of tax

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Foreign currency translation	$(5.3)	$(4.0)
Pension and other postretirement benefits	1.8	2.2
Cash flow hedges	.3	–
Income tax benefit allocated to components of other comprehensive income	$(3.2)	$(1.8)

Note 12.  Fair Value Measurements

Recurring Fair Value Measurements

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2018:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$22.6	$17.7	$4.9	$–
Derivative assets	5.0	–	5.0	–
Bank drafts	19.2	19.2	–	–

Liabilities
Derivative liabilities	$5.1	$.1	$5.0	$–
Contingent consideration liabilities	42.5	–	–	42.5

Avery Dennison Corporation

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of December 30, 2017:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$22.7	$17.7	$5.0	$–
Derivative assets	3.9	–	3.9	–
Bank drafts	18.4	18.4	–	–

Liabilities
Derivative liabilities	$6.2	$.1	$6.1	$–
Contingent consideration liabilities	45.0	–	–	45.0

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of March 31, 2018, trading securities of $.4 million and $22.2 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 30, 2017, trading securities of $.4 million and $22.3 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy.  Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy.  Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities relate to estimated earn-out payments associated with certain of our acquisitions completed in 2017. These payments are based on the achievement of certain performance targets in 2017 and 2018 based on the applicable terms of the purchase agreements, and our estimates are based on the expected payments related to these targets under the terms of their respective agreements.  We have classified these liabilities as Level 3.  As of March 31, 2018, contingent consideration liabilities were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.  As of December 30, 2017, contingent consideration liabilities of approximately $18 million and $27 million were included in “Other current liabilities” and “Long-term retirement benefits and other liabilities,” respectively, in the unaudited Condensed Consolidated Balance Sheets.

The following table presents a reconciliation of Level 3 contingent consideration liabilities activity for the three months ended March 31, 2018:

Level 3 Liabilities
(In millions)	Contingent Consideration
Balance at December 30, 2017	$45.0
Payments	(2.5)
Balance at March 31, 2018	$42.5

Non-Recurring Fair Value Measurements

During the first quarter of 2018, long lived-assets with carrying amounts totaling $17.2 million were written down to their fair value of $10.3 million, resulting in an impairment charge of $6.9 million, which was included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. The fair value was based on the estimated sale price of the assets, less estimated broker fees, which is primarily a Level 3 input.

Note 13.  Commitments and Contingencies

Legal Proceedings

We are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business.  When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued.  The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our estimates or should liabilities be incurred that were not previously accrued.  Potential insurance reimbursements are not offset against potential liabilities.

Avery Dennison Corporation

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

Environmental Expenditures

Environmental expenditures are generally expensed.  However, environmental expenditures for newly acquired assets and those which extend or improve the economic useful life of existing assets are capitalized and amortized over the shorter of the estimated useful life of the acquired asset or the remaining life of the existing asset.  We review our estimates of costs of compliance with environmental laws related to remediation and cleanup of various sites, including sites in which governmental agencies have designated us as a potentially responsible party (“PRP”).  When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued.  Potential insurance reimbursements are not offset against potential liabilities.

As of March 31, 2018, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination.  No settlement of our liability related to any of these sites has been agreed upon.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

The activity for the three months ended March 31, 2018 related to our environmental liabilities was as follows:

(In millions)
Balance at December 30, 2017	$21.1
Charges (reversals), net	(.7)
Payments	(1.5)
Balance at March 31, 2018	$18.9

Approximately $4 million and $5 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 30, 2017, respectively.

Avery Dennison Corporation

Note 14.  Segment and Disaggregated Revenue Information

Disaggregated Revenue Information

Disaggregated revenue information is set forth below in a manner which best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenue from our LGM reportable segment is attributed to geographic areas based on the location from which products are shipped.  Revenue from our RBIS reportable segment is shown by product group.

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$309.8	$299.7
Europe	484.9	404.7
Asia	267.3	237.9
Latin America	88.8	86.1
Other international	67.4	61.2
Total Label and Graphic Materials	1,218.2	1,089.6
Retail Branding and Information Solutions:
Apparel	347.2	327.6
Printer Solutions	38.8	39.2
Total Retail Branding and Information Solutions	386.0	366.8
Industrial and Healthcare Materials	172.2	115.7
Net sales to unaffiliated customers	$1,776.4	$1,572.1

Avery Dennison Corporation

Additional Segment Information

Additional financial information by reportable segment is set forth below:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Intersegment sales
Label and Graphic Materials	$18.9	$15.2
Retail Branding and Information Solutions	.6	.9
Industrial and Healthcare Materials	1.7	1.6
Intersegment sales	$21.2	$17.7
Income before taxes
Label and Graphic Materials	$149.7	$137.7
Retail Branding and Information Solutions	34.7	27.3
Industrial and Healthcare Materials	13.0	13.2
Corporate expense	(21.8)	(22.1)
Interest expense	(13.2)	(16.7)
Other non-operating expense	(3.3)	(3.5)
Income before taxes	$159.1	$135.9
Other expense, net by reportable segment
Label and Graphic Materials	$8.1	$2.2
Retail Branding and Information Solutions	4.7	3.8
Industrial and Healthcare Materials	–	.5
Other expense, net	$12.8	$6.5
Other expense, net by type
Restructuring charges:
Severance and related costs	$4.3	$5.7
Asset impairment charges and lease cancellation costs	8.4	–
Other items:
Other restructuring related charge	.5	–
Net gain on sales of assets	(.4)	–
Transaction costs	–	.8
Other expense, net	$12.8	$6.5

Note 15. Supplemental Financial Information

Inventories

Net inventories consisted of the following:

(In millions)	March 31, 2018	December 30, 2017
Raw materials	$248.3	$214.6
Work-in-progress	194.3	179.8
Finished goods	235.6	215.2
Inventories, net	$678.2	$609.6

Property, Plant and Equipment

(In millions)	March 31, 2018	December 30, 2017
Property, plant and equipment	$3,032.0	$3,000.9
Accumulated depreciation	(1,914.4)	(1,903.0)
Property, plant and equipment, net	$1,117.6	$1,097.9

Research and Development

Research and development expense was $24.8 million and $22.9 million for the three months ended March 31, 2018 and April 1, 2017, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Avery Dennison Corporation

Equity Method Investment

The carrying values of our equity method investment were $9 million and $9.1 million as of March 31, 2018 and December 30, 2017, respectively, and were included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.

Note 16. Recent Accounting Requirements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance to improve the financial reporting of hedging relationships by better reflecting the economic results of an entity’s risk management activities in its financial statements, as well as to simplify the application of hedge accounting. Adoption of this amended presentation and disclosure guidance is required prospectively. This guidance will be effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing the timing of our adoption and the impact of this guidance on our financial position, results of operations, cash flows, and disclosures.

In March 2016, and in subsequent updates, the FASB issued guidance on accounting for leases that requires lessees to recognize the rights and obligations created by leases on their balance sheets. This guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Modified retrospective adoption is required with respect to all leases that exist at or commence after the date of initial application of this guidance, with the option to use certain practical expedients.  We established a cross-functional team to manage the assessment, design, and implementation of this new guidance. While we are still assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures, we currently expect the adoption of this guidance to have a significant impact on our financial position and disclosures.

Avery Dennison Corporation

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, provides management’s views on our financial condition and results of operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto, and includes the following sections:

Non-GAAP Financial Measures	20
Overview and Outlook	21
Analysis of Results of Operations for the First Quarter	22
Results of Operations by Reportable Segment for the First Quarter	24
Financial Condition	26
Recent Accounting Requirements	30

NON-GAAP FINANCIAL MEASURES

We report our financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures.  These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.  These non-GAAP financial measures are intended to supplement presentation of our financial results that are prepared in accordance with GAAP. Based upon feedback from investors and financial analysts, we believe that the supplemental non-GAAP financial measures we provide are useful to their assessment of our performance and operating trends, as well as liquidity.

Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions.  The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period.  By excluding the accounting effects, both positive or negative, of certain items (e.g., restructuring charges, legal settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains and losses from curtailment and settlement of pension obligations, gains or losses on sales of certain assets, and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures.  These non-GAAP financial measures are used internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period.  While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

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

We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales growth from the ongoing activities of our businesses and provide greater ability to evaluate our results from period to period.

•                  Free cash flow refers to cash flow from operations, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments and proceeds from insurance. We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Net Sales

The factors impacting reported sales change are shown in the table below:

Three Months Ended
March 31, 2018
Reported sales change	13%
Foreign currency translation	(6)
Sales change ex. currency	7%
Acquisitions/divestitures	(3)
Organic sales change(1)	3%

(1)Totals may not sum due to rounding.

In the first quarter of 2018, net sales increased on an organic basis primarily due to higher volume.

Net Income

Net income increased approximately $13 million in the first quarter of 2018 compared to the same period last year. Major factors affecting net income in the first three months of 2018 included:

Positive factors:

•                  Volume/mix

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Foreign currency translation

Offsetting factors:

•                  Higher employee-related costs

•                  Growth investments

•                  Higher restructuring charges

Cost Reduction Actions

2018 Plan

On April 19, 2018, we approved a restructuring plan (the “2018 Plan”) associated with the consolidation of the European footprint of our Label and Graphic Materials (“LGM”) reportable segment, which is expected to result in a headcount reduction of 350 to 400 positions related to the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. We expect the 2018 Plan to be largely complete by the end of 2019.

During the three months ended March 31, 2018, we recorded $6.9 million in non-cash asset impairment charges related to the 2018 Plan. Total pretax restructuring charges associated with the 2018 Plan are estimated at approximately $70 million. The remaining charges relate to cash costs primarily for severance, most of which are expected to be recognized during the second quarter of 2018. The vast majority of the cash payments associated with these charges is expected to be made in 2019. We anticipate annualized savings from the 2018 Plan of approximately $25 million, beginning in 2020.

2015/2016 Actions

During the three months ended March 31, 2018, we recorded $5.8 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 200 positions, lease cancellation costs, and asset impairment charges.

Impact of Cost Reduction Actions

We anticipate savings from cost reduction actions, net of transition costs, of approximately $25 million to $30 million in 2018.

Restructuring charges were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Adoption of New Accounting Pronouncement and Guidance Updates

In the first quarter of 2018, we adopted a new accounting pronouncement and several accounting guidance updates. Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Cash Flow

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Net cash provided by operating activities	$16.0	$13.9
Purchases of property, plant and equipment	(35.6)	(30.3)
Purchases of software and other deferred charges	(7.3)	(6.9)
Proceeds from sales of property, plant and equipment	6.9	–
Sales of investments and proceeds from insurance, net	.3	1.2
Free cash flow	$(19.7)	$(22.1)

In 2018, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income and improved operational working capital, partially offset by higher incentive compensation payments and income tax payments, net of refunds. Free cash flow in the first three months of 2018 increased compared to the same period last year primarily due to higher proceeds from sales of property, plant and equipment, partially offset by higher capital and software expenditures.

Outlook

Certain factors that we believe may contribute to our 2018 results are described below:

•                  We expect our net sales to increase by approximately 9.5%.

•                  Assuming the continuation of foreign currency rates in effect during April 2018, we expect foreign currency translation to increase pre-tax operating income by approximately $35 million.

•                  We expect our full year effective tax rate to be in the mid-twenty percent range.

•                  We anticipate our capital and software expenditures to be in the range of $250 million to $270 million.

•                  We estimate restructuring charges of approximately $90 million in 2018.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER

Income before Taxes

	Three Months Ended
(In millions, except percentages)	March 31, 2018	April 1, 2017
Net sales	$1,776.4	$1,572.1
Cost of products sold	1,293.0	1,129.7
Gross profit	483.4	442.4
Marketing, general and administrative expense	295.0	279.8
Other expense, net	12.8	6.5
Interest expense	13.2	16.7
Other non-operating expense	3.3	3.5
Income before taxes	$159.1	$135.9

Gross profit margin	27.2%	28.1%

Gross Profit Margin

Gross profit margin for the first quarter of 2018 decreased compared to the same period last year reflecting an unfavorable impact of changes in foreign currency rates, increased depreciation expense, and the net impact of pricing and raw material costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the first quarter of 2018 compared to the same period last year reflecting the impact of foreign currency translation, the impact of acquisitions, and growth investments, partially offset by benefits from productivity initiatives, including savings from restructuring, net of transition costs.

Avery Dennison Corporation

Other Expense, net

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Other expense, net by type
Restructuring charges:
Severance and related costs	$4.3	$5.7
Asset impairment and lease cancellation charges	8.4	–
Other items:
Other restructuring related charge	.5	–
Net gains on sale of assets	(.4)	–
Transaction costs	–	.8
Other expense, net	$12.8	$6.5

Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding charges associated with restructuring.

Interest Expense

Interest expense decreased in the first quarter of 2018 compared to the same period last year reflecting the repayment of senior notes in October 2017, partially offset by interest expense from our senior notes issued in March 2017.  Refer to Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

Other Non-Operating Expense

In the first quarter of 2018, we adopted an accounting guidance update that requires certain employers with defined benefit plans to present the components of net periodic benefit cost other than service cost, outside of operating income.  Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information. Other non-operating expense decreased in the first quarter of 2018 compared to the same period last year reflecting a higher expected return on plan assets in certain of our international defined benefit pension plans, partially offset by a settlement loss in a U.S. defined benefit pension plan.

Net Income and Earnings per Share

	Three Months Ended
(Dollars in millions, except per share amounts)	March 31, 2018	April 1, 2017
Income before taxes	$159.1	$135.9
Provision for income taxes	33.3	23.7
Equity method investment net losses	(.6)	–
Net income	$125.2	$112.2
Per share amounts:
Net income per common share	$1.42	$1.27
Net income per common share, assuming dilution	1.40	1.25

Effective tax rate	20.9%	17.4%

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2018 compared to the same period last year reflects a decrease in the U.S. federal statutory tax rate from 35% to 21%, offset by net tax charges related to certain U.S. international tax provisions, the loss of domestic manufacturing deductions and limitations on the deductibility of our executive compensation, all as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017.

Our effective tax rate for the three months ended March 31, 2018 and April 1, 2017 included discrete tax benefits of $7.1 million and $12.7 million, respectively, related to excess tax benefits associated with stock-based payments and discrete benefits of $7.1 million and $1.5 million, respectively, due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.  Our effective tax rate for the three months ended March 31, 2018 included $7.2 million of net tax charges related to the tax on global intangible low-taxed income of our foreign subsidiaries and the base-erosion anti-abuse tax on certain foreign earnings, partially offset by the benefit from foreign-derived intangible income; $2.8 million of tax charges resulting from recognizing foreign withholding taxes on current year earnings; and $4 million of tax benefit from the release of valuation allowances on certain state deferred tax assets primarily related to the impact of state conformity to certain TCJA provisions. These impacts were primarily a result of the enactment of the TCJA.

Avery Dennison Corporation

Our effective tax rate can vary widely from quarter to quarter due to interim reporting requirements, the recognition of discrete events, and the timing of repatriation of foreign earnings.  Refer to Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Net sales including intersegment sales	$1,237.1	$1,104.8
Less intersegment sales	(18.9)	(15.2)
Net sales	$1,218.2	$1,089.6
Operating income(1)	149.7	137.7

(1)Included charges associated with restructuring in both quarters, a restructuring-related charge and a loss on sale of assets in 2018, and transaction costs in 2017.	$8.1	$2.2

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
March 31, 2018
Reported sales change	12%
Foreign currency translation	(8)
Sales change ex. currency	4%
Acquisitions	(1)
Organic sales change(1)	4%

(1)Totals may not sum due to rounding.

In the first quarter of 2018, net sales increased on an organic basis primarily due to higher volume. Sales increased on an organic basis at a mid-single digit rate in the emerging markets. Sales increased on an organic basis at low- to mid-single digit rates in Western Europe and North America.

Operating Income

Operating income increased in the first quarter of 2018 compared to the same period last year due to the impact of foreign currency translation, higher volume/mix, and benefits from productivity initiatives, including savings from restructuring, net of transition costs, partially offset by higher employee-related costs and the net impact of pricing and raw material costs.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Net sales including intersegment sales	$386.6	$367.7
Less intersegment sales	(.6)	(.9)
Net sales	$386.0	$366.8
Operating income(1)	34.7	27.3

(1)Included charges associated with restructuring in both quarters, a net gain on sales of assets in 2018, and transaction costs in 2017.	$4.7	$3.8

Avery Dennison Corporation

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
March 31, 2018
Reported sales change	5%
Foreign currency translation	(2)
Sales change ex. currency	3%
Organic sales change	3%

In the first quarter of 2018, net sales increased on an organic basis primarily due to higher volume from sales of radio-frequency identification products.

Operating Income

Operating income increased in the first quarter of 2018 compared to the same period last year primarily reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, higher volume, and lower amortization of other intangibles resulting from business acquisitions, partially offset by higher employee-related costs and investments.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Net sales including intersegment sales	$173.9	$117.3
Less intersegment sales	(1.7)	(1.6)
Net sales	$172.2	$115.7
Operating income(1)	13.0	13.2

(1)Included charges associated with restructuring and transaction costs in 2017.	$–	$.5

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
March 31, 2018
Reported sales change	49%
Foreign currency translation	(7)
Sales change ex. currency	42%
Acquisitions	(39)
Organic sales change	3%

In the first quarter of 2018, net sales increased on an organic basis primarily due to higher volume from sales in industrial categories.  Sales were unchanged on an organic basis in healthcare categories.

Operating Income

Operating income decreased in the first quarter of 2018 compared to the same period last year driven by investments and the net impact of pricing and raw material costs, partially offset by higher volume/mix and the impact of acquisitions.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Operating Activities

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Net income	$125.2	$112.2
Depreciation and amortization	44.5	44.6
Provision for doubtful accounts and sales returns	12.9	11.5
Net losses from asset impairments, sale of assets and investment settlements	9.8	.2
Stock-based compensation	7.4	5.6
Loss from settlement of pension obligations	.5	–
Deferred income taxes	(8.0)	3.4
Other non-cash expense and loss	14.2	15.2
Changes in assets and liabilities and other adjustments	(190.5)	(178.8)
Net cash provided by operating activities	$16.0	$13.9

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first three months of 2018, cash flow from operating activities increased compared to the same period last year primarily due to higher net income and improved operational working capital, partially offset by higher incentive compensation payments and income tax payments, net of refunds.

Investing Activities

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Purchases of property, plant and equipment	$(35.6)	$(30.3)
Purchases of software and other deferred charges	(7.3)	(6.9)
Proceeds from sales of property, plant and equipment	6.9	–
Sales of investments and proceeds from insurance, net	.3	1.2
Payments for acquisitions, net of cash acquired, and investments in businesses	(.1)	(74.6)
Net cash used in investing activities	$(35.8)	$(110.6)

Purchases of Property, Plant and Equipment

During the first three months of 2018, we invested in equipment to support growth in Asia, Europe, and North America and to improve manufacturing productivity.  During the first three months of 2017, we invested in equipment to support growth in North America, Asia, and Europe, and to improve manufacturing productivity.

Purchases of Software and Other Deferred Charges

During the first three months of 2018, we invested in information technology primarily associated with an enterprise resource planning system implementation in North America.  During the first three months of 2017, we invested in information technology primarily associated with enterprise resource planning system implementations in North America and Asia.

Proceeds from Sales of Property, Plant and Equipment

During the first three months of 2018, we received $6.9 million from sales of property, plant and equipment, the majority of which was related to the sale of a property in Europe.

Payments for Acquisitions

In the first three months of 2017, in connection with the acquisition of Hanita Coatings Rural Cooperative Association Limited and certain of its subsidiaries, we paid consideration, net of cash acquired, of approximately $75 million, which we funded through cash and existing credit facilities.

Avery Dennison Corporation

Financing Activities

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Net increase (decrease) in borrowings (maturities of three months or less)	$104.3	$(256.8)
Additional long-term borrowings	–	526.7
Repayments of long-term debt	(1.0)	(.8)
Dividends paid	(39.6)	(36.4)
Share repurchases	(51.6)	(34.6)
Proceeds from exercises of stock options, net	.2	16.4
Tax withholding for stock-based compensation	(31.6)	(19.8)
Payment of contingent consideration	(2.5)	–
Net cash (used in) provided by financing activities	$(21.8)	$194.7

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first three months of 2018 and 2017, our commercial paper borrowings were used to fund share repurchase activity, dividend payments, and capital expenditures.

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were $526.7 million (€495.6 million), of which approximately $215 million (€200 million) was used during the three months ended April 1, 2017 to repay commercial paper borrowings used to finance a portion of our acquisition of the European business of Mactac.

Refer to Note 4, “Debt” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividend Payments

We paid dividends of $.45 per share in the first three months of 2018 compared to $.41 per share in the same period last year. In April 2018, subsequent to the end of the first quarter of 2018, we increased our quarterly dividend to $.52 per share, representing an increase of approximately 16% from our previous dividend rate of $.45 per share.

Share Repurchases

During the first three months of 2018, we repurchased approximately .4 million shares of our common stock at an aggregate cost of $51.6 million. During the first three months of 2017, we repurchased approximately .5 million shares of our common stock at an aggregate cost of $34.6 million.

In April 2017, our Board of Directors (“Board”) authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, in addition to any amount outstanding under our previous Board authorization.  Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. As of March 31, 2018, shares of our common stock in the aggregate amount of $573.6 million remained authorized for repurchase under this Board authorization.

Payment of Contingent Consideration

In March 2018, we paid $2.5 million of contingent consideration related to the achievement of certain performance targets in 2017 for an acquisition completed in 2017.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the three months ended March 31, 2018, goodwill increased by approximately $20 million to $1 billion due to foreign currency translation.

In the three months ended March 31, 2018, other intangibles resulting from business acquisitions, net, increased by approximately $1 million to $167 million, which reflected the impact of foreign currency translation, partially offset by current year amortization expense.

Refer to Note 3, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

In the three months ended March 31, 2018, other assets decreased by approximately $11 million to $443 million, which primarily reflected a decrease in tax-related deferred charges as the result of our adoption of the accounting guidance update related to intra-entity transfer of assets other than inventory described in Note 1, “General,” of the unaudited Condensed Consolidated Financial Statements, partially offset by an increase in the cash surrender value of our corporate-owned life insurance policies.

Shareholders’ Equity Accounts

In the three months ended March 31, 2018, the balance of our shareholders’ equity increased by approximately $44 million to $1.09 billion, which primarily reflected net income, the favorable impact of foreign currency translation, and the use of treasury shares to settle stock-based awards and fund contributions to our U.S. defined contribution plan. These increases were partially offset by share repurchases and dividend payments.

Impact of Foreign Currency Translation

Three Months Ended
(In millions)	March 31, 2018
Change in net sales	$95
Change in net income	10

International operations generated approximately 77% of our net sales during the three months ended March 31, 2018.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The favorable impact of foreign currency translation on net sales in the first three months of 2018 compared to the same period last year was primarily related to euro-denominated sales and sales in China.

Effect of Foreign Currency Transactions

The impact on net income from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold.  In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate. We also utilize certain foreign-currency-denominated debt to mitigate foreign currency translation exposure from our net investment in foreign operations.

Analysis of Selected Financial Ratios

We utilize the financial ratios discussed below to assess our financial condition and operating performance.

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities), as a percentage of annualized net sales, decreased to 3.5% in the first three months of 2018 from 6.8% in the first three months of 2017 primarily as a result of increases in accounts payable and other current liabilities, a decrease in cash and cash equivalents and an increase in annualized net sales, partially offset by increases in trade accounts receivable and inventories.

Avery Dennison Corporation

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Three Months Ended
(Dollars in millions)	March 31, 2018	April 1, 2017
(A) Working capital	$250.9	$425.3
Reconciling items:
Cash and cash equivalents	(187.5)	(294.9)
Other current assets	(225.5)	(202.3)
Assets held for sale	(1.1)	(8.0)
Short-term borrowings and current portion of long-term debt and capital leases	370.3	333.2
Accrued payroll and employee benefits and other current liabilities	646.7	520.0
(B) Operational working capital	$853.8	$773.3
(C) Annualized net sales (quarter sales, multiplied by four)	$7,105.6	$6,288.4
Working capital, as a percentage of annualized net sales: (A) ÷ (C)	3.5%	6.8%
Operational working capital, as a percentage of annualized net sales: (B) ÷ (C)	12.0%	12.3%

Accounts Receivable Ratio

The average number of days sales outstanding was 64 days for the first three months of 2018 and 2017, calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the quarter.

Inventory Ratio

Average inventory turnover decreased to 7.6 in the first three months of 2018 from 7.8 in the first three months of 2017, calculated using the annualized cost of sales (quarterly cost of sales, multiplied by four) divided by the inventory balance at quarter-end.  The decrease in the average inventory turnover primarily reflected the timing of inventory purchases.

Accounts Payable Ratio

The average number of days payable outstanding was 75 days in the first three months of 2018 compared to 73 days in the first three months of 2017, calculated using the accounts payable balance at quarter-end divided by the average daily cost of products sold for the quarter. The increase in the average number of days payable outstanding from the prior year primarily reflected the extended timing of vendor payments, partially offset by the impact of foreign currency translation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At March 31, 2018, we had cash and cash equivalents of $187.5 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world.  At March 31, 2018, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings and profits. However, if we were to repatriate incremental foreign earnings and profits, we may be subject to withholding taxes imposed by foreign tax authorities and additional U.S. taxes due to the impact of foreign currency movements related to such earnings and profits.

In 2017, we amended and restated our revolving credit facility (the “Revolver”), increasing the amount available from certain domestic and foreign banks from $700 million to $800 million.  The amendment also extended the Revolver’s maturity date to November 8, 2022.  The maturity date may be extended for additional one-year periods under certain circumstances.  The commitments under the Revolver may be increased by up to $300 million, subject to lender approval and customary requirements.  The Revolver is used as a back-up facility for our commercial paper program and can be used for other corporate purposes.  The Revolver contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of March 31, 2018 and December 30, 2017, we were in compliance with our financial covenants.

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

Capital from Debt

The carrying value of our total debt increased by approximately $131 million in the first three months of 2018 to $1.71 billion, primarily reflecting the net increase in commercial paper borrowings to support operational needs.

Credit ratings are a significant factor in our ability to raise short- and long-term financing.  The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings.  A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets.  If our access to commercial paper markets were to become limited, the Revolver and our other credit facilities would be available to meet our short-term funding requirements.  When determining a credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.  We remain committed to maintaining an investment grade rating.

Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters

Refer to Note 13, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING REQUIREMENTS

Refer to Note 1, “General,” and Note 16, “Recent Accounting Requirements,” to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

Changes in Internal Control Over Financial Reporting

We periodically assess our internal control environment. We are in the process of investing in information technology to upgrade the systems in our Retail Branding and Information Solutions and Label and Graphic Materials reportable segments. Processes affected by these implementations include, among other things, order management, pricing, shipping, purchasing, general accounting and planning. Where appropriate, we are reviewing related internal controls and making changes.  Other than these implementations, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Avery Dennison Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Note 13, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the first quarter of 2018 are listed in the table below.  Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
December 31, 2017 – January 27, 2018	97.2	$118.07	97.2
January 28, 2018 – February 24, 2018	221.0	115.93	221.0
February 25, 2018 – March 31, 2018	125.3	115.74	125.3
Total	443.5	$116.35	443.5	$573.6

(1)The periods shown are our fiscal periods during the thirteen-week quarter ended March 31, 2018.

(2)Shares in thousands.

(3)In April 2017, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases.  The Board authorization will remain in effect until shares in the amount authorized thereunder have been repurchased.

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

May 1, 2018