Form 10-Q
period 2018-06-30
Avery Dennison Corp
filed 2018-07-31
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Number of shares of $1 par value common stock outstanding as of July 28, 2018: 87,418,042

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2018 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, and subsequent quarterly reports on Form 10-Q, and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; changes in political conditions; changes in governmental laws and regulations; fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; execution and integration of acquisitions; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, including the Tax Cuts and Jobs Act, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs, including risks related to the planned termination of our U.S. pension plan; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; protection and infringement of intellectual property; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$215.8	$224.4
Trade accounts receivable, less allowances of $25.7 and $36.2 at June 30, 2018 and December 30, 2017, respectively	1,236.2	1,180.3
Inventories, net	660.8	609.6
Assets held for sale	1.9	6.3
Other current assets	213.4	217.3
Total current assets	2,328.1	2,237.9
Property, plant and equipment, net	1,084.5	1,097.9
Goodwill	955.0	985.1
Other intangibles resulting from business acquisitions, net	154.7	166.3
Non-current deferred income taxes	199.0	196.3
Other assets	441.8	453.4
	$5,163.1	$5,136.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$384.3	$265.4
Accounts payable	1,034.4	1,007.2
Accrued payroll and employee benefits	176.9	248.5
Other current liabilities	513.6	450.7
Total current liabilities	2,109.2	1,971.8
Long-term debt and capital leases	1,289.7	1,316.3
Long-term retirement benefits and other liabilities	584.6	629.3
Non-current deferred and payable income taxes	157.7	173.3
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $1 par value per share, authorized — 400,000,000 shares at June 30, 2018 and December 30, 2017; issued — 124,126,624 shares at June 30, 2018 and December 30, 2017; outstanding — 87,613,941 shares and 88,011,541 shares at June 30, 2018 and December 30, 2017, respectively	124.1	124.1
Capital in excess of par value	854.5	862.6
Retained earnings	2,702.1	2,596.7
Treasury stock at cost, 36,512,683 shares and 36,115,083 shares at June 30, 2018 and December 30, 2017, respectively	(1,939.1)	(1,856.7)
Accumulated other comprehensive loss	(719.7)	(680.5)
Total shareholders’ equity	1,021.9	1,046.2
	$5,163.1	$5,136.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$1,854.2	$1,626.9	$3,630.6	$3,199.0
Cost of products sold	1,352.8	1,174.3	2,645.8	2,304.0
Gross profit	501.4	452.6	984.8	895.0
Marketing, general and administrative expense	287.5	270.8	582.5	550.6
Other expense, net	57.1	10.2	69.9	16.7
Interest expense	14.3	16.2	27.5	32.9
Other non-operating expense	2.6	5.9	5.9	9.4
Income before taxes	139.9	149.5	299.0	285.4
Provision for income taxes	43.9	28.6	77.2	52.3
Equity method investment net losses	(.4)	–	(1.0)	–
Net income	$95.6	$120.9	$220.8	$233.1

Per share amounts:
Net income per common share	$1.09	$1.37	$2.51	$2.64
Net income per common share, assuming dilution	$1.07	$1.34	$2.47	$2.59
Dividends per common share	$.52	$.45	$.97	$.86

Weighted average number of shares outstanding:
Common shares	87.9	88.5	87.9	88.4
Common shares, assuming dilution	89.0	89.9	89.4	90.0

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$95.6	$120.9	$220.8	$233.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(85.9)	(8.3)	(51.6)	27.2
Pension and other postretirement benefits	6.0	4.9	11.7	9.6
Cash flow hedges	(.2)	(.5)	.7	(1.3)
Other comprehensive (loss) income, net of tax	(80.1)	(3.9)	(39.2)	35.5
Total comprehensive income, net of tax	$15.5	$117.0	$181.6	$268.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Operating Activities
Net income	$220.8	$233.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69.1	59.7
Amortization	20.2	31.1
Provision for doubtful accounts and sales returns	23.1	19.8
Net losses from impairments, sales of assets, and investment settlements	8.4	–
Stock-based compensation	16.4	13.2
Loss from settlement of pension obligations	.7	–
Deferred income taxes	(7.1)	6.0
Other non-cash expense and loss	28.1	28.1
Changes in assets and liabilities and other adjustments	(170.2)	(215.4)
Net cash provided by operating activities	209.5	175.6

Investing Activities
Purchases of property, plant and equipment	(79.5)	(66.5)
Purchases of software and other deferred charges	(13.9)	(14.9)
Proceeds from sales of property, plant and equipment	9.3	.2
Sales (purchases) of investments and proceeds from insurance, net	2.2	(1.4)
Payments for acquisitions, net of cash acquired, and investments in businesses	(.2)	(300.9)
Net cash used in investing activities	(82.1)	(383.5)

Financing Activities
Net increase (decrease) in borrowings (maturities of three months or less)	108.3	(159.5)
Additional long-term borrowings	–	526.6
Repayments of long-term debt and capital leases	(2.7)	(1.5)
Dividends paid	(85.3)	(76.2)
Share repurchases	(102.9)	(70.3)
Proceeds from exercises of stock options, net	.2	17.5
Tax withholding for stock-based compensation	(32.6)	(20.0)
Payments of contingent consideration	(16.8)	–
Net cash (used in) provided by financing activities	(131.8)	216.6

Effect of foreign currency translation on cash balances	(4.2)	5.6
(Decrease) increase in cash and cash equivalents	(8.6)	14.3
Cash and cash equivalents, beginning of year	224.4	195.1
Cash and cash equivalents, end of period	$215.8	$209.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The unaudited Condensed Consolidated Financial Statements and notes thereto in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2017 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal and recurring nature, necessary for a fair statement of our interim results.  Interim results of operations are not necessarily indicative of future results.

Fiscal Periods

The three and six months ended June 30, 2018 and July 1, 2017 each consisted of thirteen-week and twenty-six week periods, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Guidance Updates

Revenue Recognition

In the first quarter of 2018, we adopted an accounting guidance update that provides a single comprehensive model on accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. We adopted this guidance using the modified retrospective method, which means that reporting periods beginning in 2018 are presented in accordance with this guidance, while prior period amounts continue to be reported in accordance with the previous guidance. As allowed by this guidance, we began to apply it for contracts with customers that were not completed as of the beginning of 2018. As a result of the adoption of this guidance, the allowance for customer returns, presented as a reduction of trade accounts receivable in prior years, is now presented as a returns liability in “Other current liabilities.” As of June 30, 2018, the returns liability was $12 million.  Our adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows. The disclosures required by this guidance are included in Note 2, “Revenue Recognition,” and Note 14, “Segment and Disaggregated Revenue Information.”

Presentation of Net Periodic Benefit Costs

In the first quarter of 2018, we adopted an accounting guidance update that requires employers with defined benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. Components other than the service cost component are no longer eligible for capitalization in assets. Employers are required to apply the portion of this guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively, while the portion of this guidance that limits the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively.

Prior year results have been reclassified as required by this guidance. The effects of our adoption of this guidance on our unaudited Condensed Consolidated Statements of Income for the prior year were as follows:

	Three Months Ended			Six Months Ended
(In millions)	July 1, 2017			July 1, 2017
	As Previously Reported	Reclassification	As Reclassified	As Previously Reported	Reclassification	As Reclassified
Marketing, general and administrative expense	$276.7	$(5.9)	$270.8	$560.0	$(9.4)	$550.6
Other non-operating expense	–	5.9	5.9	–	9.4	9.4

Avery Dennison Corporation

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

Prior year results have been reclassified as required by this guidance. The effects of our adoption of this guidance, which primarily relate to the classification of corporate-owned life insurance cash flows, on our unaudited Condensed Consolidated Statements of Cash Flows for the prior year were as follows:

	Six Months Ended July 1, 2017
(In millions)	As Previously Reported	Reclassification	As Reclassified
Net cash provided by operating activities	$178.3	$(2.7)	$175.6
Net cash used in investing activities	(386.2)	2.7	(383.5)

Intra-Entity Transfers of Assets Other Than Inventory

In the first quarter of 2018, we adopted an accounting guidance update that requires companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which those occur. Upon adoption, we derecognized tax-related deferred charges and recognized deferred tax assets related to certain intra-entity asset transfers as a $14 million net reduction to retained earnings.

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

Sales returns are accepted in certain limited circumstances. We record an estimate for returns liabilities and a corresponding reduction to sales, in the amount we expect to repay or credit customers, which we base on historical actual returns and outstanding customer claims. Changes in estimates are updated each reporting period.

Sales rebates, discounts, and other customer concessions are common in the industries in which we operate and are accounted for as a reduction in sales, in an amount based on estimates at the time at which products are sold.  These estimates are based on our historical experience, as well as current information such as sales forecasts.  We review our estimates regularly and, as additional information becomes available, we adjust our sales and the respective accruals, if necessary.

Sales tax, value-added tax, and other taxes we collect from customers are excluded from sales.

Shipping and handling activities after control of a product is transferred to a customer are accounted for as a fulfillment cost and not as a separate performance obligation.

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

Avery Dennison Corporation

The following table shows the amounts and balance sheet locations of deferred revenue as of June 30, 2018 and December 30, 2017:

(In millions)	June 30, 2018	December 30, 2017
Other current liabilities	$16.4	$15.3
Long-term retirement benefits and other liabilities	.3	.4
Total deferred revenue	$16.7	$15.7

Revenue recognized from amounts included in deferred revenue as of December 30, 2017 was $1.9 million and $10.3 million for the three and six months ended June 30, 2018, respectively, which was included in “Net sales” in the unaudited Condensed Consolidated Statements of Income.

Note 3.  Goodwill

Changes in the net carrying amount of goodwill for the six months ended June 30, 2018 by reportable segment were as follows:

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of December 30, 2017	$429.5	$355.4	$200.2	$985.1
Acquisition adjustments(1)	–	–	(17.7)	(17.7)
Translation adjustments	(7.6)	(3.1)	(1.7)	(12.4)
Goodwill as of June 30, 2018	$421.9	$352.3	$180.8	$955.0

(1)Goodwill purchase price allocation adjustments and measurement period adjustments for contingent consideration liabilities, in each case related to the acquisition of Yongle Tape Ltd. completed in June 2017.

The carrying amounts of goodwill at June 30, 2018 and December 30, 2017 were net of accumulated impairment losses of $820 million recognized in fiscal year 2009 by our Retail Branding and Information Solutions (“RBIS”) reportable segment.

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

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates the carrying value given the short duration of these obligations.  The fair value of our total debt was $1.67 billion at June 30, 2018 and $1.60 billion at December 30, 2017. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our $800 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios, including total debt and interest expense in relation to certain measures of income. No balance was outstanding under the Revolver as of June 30, 2018 or December 30, 2017. As of June 30, 2018 and December 30, 2017, we were in compliance with our financial covenants.

Note 5.  Pension and Other Postretirement Benefits

Defined Benefit Plans

We sponsor a number of defined benefit plans, the accrual of benefits under some of which have been frozen, covering eligible employees in the U.S. and certain other countries. Benefits payable to an employee are based primarily on years of service and the employee’s compensation during the course of his or her employment with us.

Avery Dennison Corporation

We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations. We have not incurred significant costs related to these benefits, and, therefore, no related costs are included in the disclosures below.

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Six Months Ended
	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$–	$4.9	$.1	$4.5	$–	$9.8	$.2	$8.8
Interest cost	8.7	4.1	9.7	3.5	17.3	8.0	18.1	6.9
Actuarial (gain) loss	(.7)	–	.9	–	(.7)	–	.9	–
Expected return on plan assets	(10.7)	(6.1)	(10.2)	(5.2)	(21.3)	(12.2)	(20.3)	(10.2)
Recognized net actuarial loss	5.5	2.1	4.8	2.6	10.7	4.2	9.4	5.2
Amortization of prior service cost (credit)	.2	(.2)	.2	(.1)	.4	(.3)	.4	(.2)
Recognized loss on settlements(1)	.2	–	–	–	.7	–	–	–
Net periodic benefit cost	$3.2	$4.8	$5.5	$5.3	$7.1	$9.5	$8.7	$10.5

(1)In 2018, settlements were related to lump-sum payments associated with a nonqualified benefit plan in the U.S.

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest cost	$–	$.1	$–	$.1
Recognized net actuarial loss	.3	.3	.7	.7
Amortization of prior service credit	(.8)	(.8)	(1.6)	(1.6)
Net periodic benefit credit	$(.5)	$(.4)	$(.9)	$(.8)

Service cost and components of net periodic benefit cost other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense” in the unaudited Condensed Consolidated Statements of Income, respectively. Refer to Note 1, “General,” for more information.

Subsequent to the end of the second quarter of 2018, in July 2018, our Board of Directors (“Board”) approved the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan, effective as of September 28, 2018. The ADPP is currently underfunded. In connection with the planned termination, we intend to contribute $200 million to the ADPP in August 2018 using commercial paper borrowings. We expect to settle the long-term liability associated with the ADPP termination through a combination of (i) lump-sum payments in 2018 to eligible participants who elect to receive them and (ii) the purchase of a group annuity contract from one or more yet-to-be-identified highly rated insurance companies in the first half of 2019. The actual amount of our long-term liability when it is transferred will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. We currently estimate the total non-cash charge associated with the termination of the ADPP to be between $575 million and $600 million, approximately $100 million of which is expected to be recognized during the fourth quarter of 2018 and the remainder of which is expected to be recognized at the time of transfer of the remaining pension liability in 2019.

Note 6.  Long-Term Incentive Compensation

Stock-Based Awards

Stock-based compensation expense was $9 million and $16.4 million for the three and six months ended June 30, 2018, respectively, and $7.6 million and $13.2 million for the three and six months ended July 1, 2017, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of June 30, 2018, we had approximately $57 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average requisite service period of approximately two years.

Avery Dennison Corporation

Cash-Based Awards

The compensation expense related to long-term incentive units was $3.2 million and $8.8 million for the three and six months ended June 30, 2018, respectively, and $6.5 million and $16.8 million for the three and six months ended July 1, 2017, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 7.  Cost Reduction Actions

2018 Plan

In April 2018, we approved a restructuring plan (the “2018 Plan”) associated with the consolidation of the European footprint of our Label and Graphic Materials (“LGM”) reportable segment, which is expected to result in a headcount reduction of 350 to 400 positions related to the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. We expect the 2018 Plan to be largely complete by the end of 2019.

During the six months ended June 30, 2018, we recorded $64.4 million in restructuring charges related to the 2018 Plan. These charges consisted of severance and related costs for the reduction of approximately 345 positions, as well as asset impairment charges.

2015/2016 Actions

During the six months ended June 30, 2018, we recorded $7.7 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 320 positions, lease cancellation costs, and asset impairment charges.

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

During the six months ended June 30, 2018, restructuring charges and payments were as follows:

(In millions)	Accrual at December 30, 2017	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at June 30, 2018
2018 Plan
Severance and related costs	$–	$57.5	$(.5)	$–	$(.6)	$56.4
Asset impairment charges	–	6.9	–	(6.9)	–	–

2015/2016 Actions
Severance and related costs	4.3	5.6	(8.9)	–	–	1.0
Lease cancellation costs	.6	.8	(.9)	–	–	.5
Asset impairment charges	–	1.3	–	(1.3)	–	–
Total	$4.9	$72.1	$(10.3)	$(8.2)	$(.6)	$57.9

The table below shows the total amount of restructuring charges incurred by reportable segment:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Restructuring charges by reportable segment
Label and Graphic Materials	$57.8	$4.8	$65.3	$6.8
Retail Branding and Information Solutions	1.4	2.8	6.6	6.3
Industrial and Healthcare Materials	.2	–	.2	.2
Total	$59.4	$7.6	$72.1	$13.3

Avery Dennison Corporation

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

As of June 30, 2018, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $4.3 million and $1.05 billion, respectively.

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

The following table shows the fair values and balance sheet locations of cash flow hedges as of June 30, 2018 and December 30, 2017:

		Asset
(In millions)	Balance Sheet Location	June 30, 2018	December 30, 2017
Foreign exchange contracts	Other current assets	$1.3	$.4

		Liability
(In millions)	Balance Sheet Location	June 30, 2018	December 30, 2017
Foreign exchange contracts	Other current liabilities	$1.1	$.6
Commodity contracts	Long-term retirement benefits and other liabilities	.1	–
		$1.2	$.6

The following table shows the fair values and balance sheet locations of other derivatives as of June 30, 2018 and December 30, 2017:

		Asset
(In millions)	Balance Sheet Location	June 30, 2018	December 30, 2017
Foreign exchange contracts	Other current assets	$3.5	$3.5

		Liability
(In millions)	Balance Sheet Location	June 30, 2018	December 30, 2017
Foreign exchange contracts	Other current liabilities	$4.6	$5.6

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

Gains (losses), before taxes, recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign exchange contracts	$(.4)	$(.4)	$.5	$(3.5)
Commodity contracts	–	(.2)	–	(.4)
Total	$(.4)	$(.6)	$.5	$(3.9)

Neither the amount recognized in income related to the ineffective portion of, nor the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was material for the three and six months ended June 30, 2018 or July 1, 2017.

Avery Dennison Corporation

As of June 30, 2018, we expected a net gain of approximately $.6 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.

Other Derivatives

For other derivative instruments, which are not designated as hedging instruments, the gain or loss is recognized in current earnings.  These derivatives are intended to offset certain of our economic exposures.  The following table shows the components of the net gains (losses) recognized in income related to these derivative instruments.

		Three Months Ended		Six Months Ended
(In millions)	Location of Net Gains (Losses) in Income	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign exchange contracts	Cost of products sold	$2.1	$–	$1.3	$(1.0)
Foreign exchange contracts	Marketing, general and administrative expense	(6.6)	(23.9)	(16.1)	(22.7)
Total		$(4.5)	$(23.9)	$(14.8)	$(23.7)

Net Investment Hedge

In March 2017, we designated €500 million of our 1.25% senior notes due 2025 as a net investment hedge of our investment in foreign operations. In January 2018, we reduced the amount we designate as a net investment hedge to €255 million. The net assets from the investment in foreign operations were greater than the senior notes, and as such, the net investment hedge was effective.

Gains (losses), before tax, recognized in “Accumulated other comprehensive loss” (effective portion) related to the net investment hedge was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign currency denominated debt	$19.2	$(26.3)	$(3.6)	$(37.7)

We recorded no ineffectiveness from our net investment hedge in net income during the three or six months ended June 30, 2018 and July 1, 2017.

Note 9.  Taxes Based on Income

The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Income before taxes	$139.9	$149.5	$299.0	$285.4
Provision for income taxes	43.9	28.6	77.2	52.3
Effective tax rate	31.4%	19.1%	25.8%	18.3%

Our effective tax rate for the three and six months ended June 30, 2018 compared to the same periods last year reflected a decrease in the U.S. federal statutory tax rate from 35% to 21%, offset by net tax charges related to certain U.S. international tax provisions, the loss of domestic manufacturing deductions, and limitations on the deductibility of our executive compensation, all as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017.

Our effective tax rate for the three and six months ended June 30, 2018 included $8.2 million and $15.4 million, respectively, of net tax charges related to the tax on global intangible low-taxed income of our foreign subsidiaries and the base-erosion anti-abuse tax on certain of our foreign earnings, partially offset by the benefit from our foreign-derived intangible income. Additionally, our effective tax rate for the three and six months ended June 30, 2018 reflected $2.5 million and $5.3 million, respectively, of tax charges related to foreign withholding taxes on our current year earnings, and $.9 million and $8 million, respectively, of discrete tax benefits from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years. Our effective tax rate for the six months ended June 30, 2018 included $3.9 million of discrete tax benefits from releases of valuation allowances on certain U.S. state deferred tax assets, primarily reflecting the impact of state tax laws or regulations issued to conform to certain TCJA provisions and $7.3 million of discrete tax benefits related to excess tax benefits associated with stock-based payments.

Avery Dennison Corporation

The effective tax rate for the three and six months ended July 1, 2017 included  net discrete benefits of $.6 million and $13.3 million, respectively, related  to excess tax benefits associated with stock-based payments; $3.4 million of tax benefits from effective settlements of certain foreign tax examinations and changes in our judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; and $3.1 million and $4.6 million, respectively, of tax benefits due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.

Our effective tax rate for the three and six months ended June 30, 2018 also included certain measurement period adjustments to the 2017 provisional amounts related to the enactment of the TCJA in accordance with guidance provided under SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides for a measurement period up to one year from the enactment of the TCJA within which we may complete our final assessment of the legislation’s impact. Measurement period adjustments determined during the three and six months ended June 30, 2018 did not have a significant impact on our consolidated financial statements, either individually or in the aggregate. In connection with the planned ADPP termination approved by the Board in July 2018, subsequent to the end of the second quarter of 2018, we intend to contribute $200 million to the ADPP in August 2018 and elect to deduct the contribution on our 2017 U.S. federal income tax return. Refer to Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information. We expect to recognize the tax benefit from deducting the contribution at a higher tax rate as a measurement period adjustment during the third quarter of 2018. We did not finalize any aspects of the previously disclosed provisional amounts. Furthermore, we have not made a determination on our accounting policy choice related to our global intangible low-taxed income provision nor have we completed the assessment of our indefinite reinvestment assertions. We will continue to assess any future guidance and accounting interpretations on the effects of the TCJA and expect to complete our analysis within the measurement period afforded by SAB 118.

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.  We and our U.S. subsidiaries completed the Internal Revenue Service’s Compliance Assurance Process Program for 2016 in the second quarter of 2018. With some exceptions, our foreign subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2006.

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $29 million, primarily as a result of audit settlements and closing tax years.

Note 10.  Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
(A) Net income available to common shareholders	$95.6	$120.9	$220.8	$233.1
(B) Weighted average number of common shares outstanding	87.9	88.5	87.9	88.4
Dilutive shares (additional common shares issuable under stock-based awards)	1.1	1.4	1.5	1.6
(C) Weighted average number of common shares outstanding, assuming dilution	89.0	89.9	89.4	90.0
Net income per common share: (A) ÷ (B)	$1.09	$1.37	$2.51	$2.64
Net income per common share, assuming dilution: (A) ÷ (C)	$1.07	$1.34	$2.47	$2.59

Stock-based compensation awards excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Antidilutive shares excluded from computation of net income per common share, assuming dilution	.1	.1	–	.1

Avery Dennison Corporation

Note 11.  Comprehensive Income

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 30, 2018 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 30, 2017	$(156.2)	$(524.0)	$(.3)	$(680.5)
Other comprehensive (loss) income before reclassifications, net of tax	(51.6)	–	.4	(51.2)
Reclassifications to net income, net of tax	–	11.7	.3	12.0
Net current-period other comprehensive (loss) income, net of tax	(51.6)	11.7	.7	(39.2)
Balance as of June 30, 2018	$(207.8)	$(512.3)	$.4	$(719.7)

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 1, 2017 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2016	$(212.6)	$(540.3)	$1.0	$(751.9)
Other comprehensive income (loss) before reclassifications, net of tax	27.2	–	(3.0)	24.2
Reclassifications to net income, net of tax	–	9.6	1.7	11.3
Net current-period other comprehensive income (loss), net of tax	27.2	9.6	(1.3)	35.5
Balance as of July 1, 2017	$(185.4)	$(530.7)	$(.3)	$(716.4)

Avery Dennison Corporation

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net income were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$–	$–	$(.3)	$(.9)	Cost of products sold
Commodity contracts	(.1)	.1	(.1)	.2	Cost of products sold
Interest rate contracts	–	–	–	(1.8)	Interest expense
	(.1)	.1	(.4)	(2.5)	Total before tax
	–	–	.1	.8	Provision for income taxes
	(.1)	.1	(.3)	(1.7)	Net of tax
Pension and other postretirement benefits	(7.3)	(7.0)	(14.8)	(13.9)	Other non-operating expense
	1.3	2.1	3.1	4.3	Provision for income taxes
	(6.0)	(4.9)	(11.7)	(9.6)	Net of tax
Total reclassifications for the period	$(6.1)	$(4.8)	$(12.0)	$(11.3)	Total, net of tax

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign currency translation	$4.5	$(2.7)	$(.8)	$(6.7)
Pension and other postretirement benefits	1.3	2.1	3.1	4.3
Cash flow hedges	(.1)	–	.2	–
Income tax expense (benefit) allocated to components of other comprehensive income	$5.7	$(.6)	$2.5	$(2.4)

Note 12.  Fair Value Measurements

Recurring Fair Value Measurements

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of June 30, 2018:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$22.7	$18.0	$4.7	$–
Derivative assets	4.8	–	4.8	–
Bank drafts	20.4	20.4	–	–

Liabilities
Derivative liabilities	$5.8	$.1	$5.7	$–
Contingent consideration liabilities	7.5	–	–	7.5

Avery Dennison Corporation

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of December 30, 2017:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$22.7	$17.7	$5.0	$–
Derivative assets	3.9	–	3.9	–
Bank drafts	18.4	18.4	–	–

Liabilities
Derivative liabilities	$6.2	$.1	$6.1	$–
Contingent consideration liabilities	45.0	–	–	45.0

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of June 30, 2018, trading securities of $.4 million and $22.3 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 30, 2017, trading securities of $.4 million and $22.3 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities relate to estimated earn-out payments associated with certain of our acquisitions completed in 2017. These payments are based on the achievements of certain performance targets in 2017 and 2018 based on the applicable terms of the purchase agreements, and our estimates are based on the expected payments related to these targets under the terms of their respective agreements. We have classified these liabilities as Level 3. As of June 30, 2018, contingent consideration liabilities were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. As of December 30, 2017, contingent consideration liabilities of approximately $18 million and $27 million were included in “Other current liabilities” and “Long-term retirement benefits and other liabilities,” respectively, in the Consolidated Balance Sheets.

The following table presents a reconciliation of Level 3 contingent consideration liabilities for the six months ended June 30, 2018:

Level 3 Liabilities
(In millions)	Contingent Consideration
Balance at December 30, 2017	$45.0
Payments	(16.8)
Adjustments(1)	(20.7)
Balance at June 30, 2018	$7.5

(1)Adjustments primarily relate to measurement period adjustments. Refer to Note 3, “Goodwill,” for more information.

Non-Recurring Fair Value Measurements

During the six months ended June 30, 2018, long-lived assets with carrying amounts totaling $18 million were written down to their fair value of $10.6 million, resulting in an impairment charge of $7.4 million, which was included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. The fair value was based on the estimated sale price of the assets, less estimated broker fees, which is primarily a Level 3 input.

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

As of June 30, 2018, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination.  No settlement of our liability related to any of these sites has been agreed upon.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

The activity for the six months ended June 30, 2018 related to our environmental liabilities was as follows:

(In millions)
Balance at December 30, 2017	$21.1
Charges (reversals), net	.7
Payments	(3.0)
Balance at June 30, 2018	$18.8

Approximately $6 million and $5 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 30, 2017, respectively.

Avery Dennison Corporation

Note 14.  Segment and Disaggregated Revenue Information

Disaggregated Revenue Information

Disaggregated revenue information is set forth below in the manner that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenue from our LGM reportable segment is attributed to geographic areas based on the location from which products are shipped.  Revenue from our RBIS reportable segment is shown by product group.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$323.1	$308.9	$632.9	$608.6
Europe	490.2	421.9	975.1	826.6
Asia	270.8	241.2	538.1	479.1
Latin America	97.5	88.2	186.3	174.3
Other international	75.7	62.9	143.1	124.1
Total Label and Graphic Materials	1,257.3	1,123.1	2,475.5	2,212.7
Retail Branding and Information Solutions:
Apparel	373.3	334.4	720.5	662.0
Printer Solutions	43.4	40.7	82.2	79.9
Total Retail Branding and Information Solutions	416.7	375.1	802.7	741.9
Industrial and Healthcare Materials	180.2	128.7	352.4	244.4
Net sales to unaffiliated customers	$1,854.2	$1,626.9	$3,630.6	$3,199.0

Avery Dennison Corporation

Additional Segment Information

Additional financial information by reportable segment is set forth below.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Intersegment sales
Label and Graphic Materials	$19.8	$16.5	$38.7	$31.7
Retail Branding and Information Solutions	1.0	.7	1.6	1.6
Industrial and Healthcare Materials	2.5	1.6	4.2	3.2
Intersegment sales	$23.3	$18.8	$44.5	$36.5
Income before taxes
Label and Graphic Materials	$115.5	$151.4	$265.2	$289.1
Retail Branding and Information Solutions	45.3	29.5	80.0	56.8
Industrial and Healthcare Materials	16.6	11.7	29.6	24.9
Corporate expense	(20.6)	(21.0)	(42.4)	(43.1)
Interest expense	(14.3)	(16.2)	(27.5)	(32.9)
Other non-operating expense	(2.6)	(5.9)	(5.9)	(9.4)
Income before taxes	$139.9	$149.5	$299.0	$285.4
Other expense, net by reportable segment
Label and Graphic Materials	$57.8	$5.0	$65.9	$7.2
Retail Branding and Information Solutions	1.4	2.8	6.1	6.6
Industrial and Healthcare Materials	.2	2.4	.2	2.9
Corporate	(2.3)	–	(2.3)	–
Other expense, net	$57.1	$10.2	$69.9	$16.7
Other expense, net by type
Restructuring charges:
Severance and related costs	$58.8	$7.3	$63.1	$13.0
Asset impairment charges and lease cancellation costs	.6	.3	9.0	.3
Other items:
Other restructuring-related charge	–	–	.5	–
Net gain on sales of assets	(2.3)	–	(2.7)	–
Transaction costs	–	2.6	–	3.4
Other expense, net	$57.1	$10.2	$69.9	$16.7

Avery Dennison Corporation

Note 15. Supplemental Financial Information

Inventories

Net inventories consisted of the following:

(In millions)	June 30, 2018	December 30, 2017
Raw materials	$243.7	$214.6
Work-in-progress	196.7	179.8
Finished goods	220.4	215.2
Inventories, net	$660.8	$609.6

Property, Plant and Equipment

(In millions)	June 30, 2018	December 30, 2017
Property, plant and equipment	$2,974.3	$3,000.9
Accumulated depreciation	(1,889.8)	(1,903.0)
Property, plant and equipment, net	$1,084.5	$1,097.9

Research and Development

Research and development expense was $25.2 million and $50 million for the three and six months ended June 30, 2018, respectively, and $23.5 million and $46.4 million for the three and six months ended July 1, 2017, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Equity Method Investment

The carrying value of our equity method investment was $8 million and $9.1 million as of June 30, 2018 and December 30, 2017, respectively, and was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.

Note 16. Recent Accounting Requirements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance to improve the financial reporting of hedging relationships by better reflecting the economic results of an entity’s risk management activities in its financial statements, as well as to simplify the application of hedge accounting. Adoption of this amended guidance is required prospectively. This guidance will be effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing the timing of our adoption and the impact of this guidance on our financial position, results of operations, cash flows, and disclosures.

In March 2016, and in subsequent updates, the FASB issued guidance on accounting for leases that requires lessees to recognize the rights and obligations created by leases on their balance sheets. This guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Modified retrospective adoption is required with respect to all leases that exist at or commence after the date of initial application of this guidance, with the option to use certain practical expedients.  We established a cross-functional team to manage the assessment, design, and implementation of this new guidance. We are in the process of implementing processes and information technology tools and evaluating our accounting policies and controls as a result of this guidance. While we are still assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures, we currently expect the adoption of this guidance to have a significant impact on our financial position and disclosures.

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

•                  Free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments and proceeds from insurance. Free cash flow will also be adjusted to exclude the cash contributions and cash tax effects of the planned termination of our U.S. pension plan.  We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Net Sales

The factors impacting reported sales change, as compared to the prior year periods, are shown in the table below.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Reported sales change	14%	14%
Foreign currency translation	(4)	(5)
Sales change ex. currency(1)	10%	8%
Acquisitions	(3)	(3)
Organic sales change(1)	8%	6%

(1)Totals may not sum due to rounding.

In the three and six months ended June 30, 2018, net sales increased on an organic basis primarily due to higher volume.

Net Income

Net income decreased by approximately $12 million in the first six months of 2018 compared to the same period last year. Major factors affecting net income in the first six months of 2018 compared to the prior year period included the following:

•                  Higher restructuring charges

•                  Higher employee-related costs

•                  Higher provision for income taxes

•                  Growth investments

Offsetting factors:

•                  Combined effect of volume and mix

•                  Foreign currency translation

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

Cost Reduction Actions

2018 Plan

In April 2018, we approved a restructuring plan (the “2018 Plan”) associated with the consolidation of the European footprint of our Label and Graphic Materials (“LGM”) reportable segment, which is expected to result in a headcount reduction of 350 to 400 positions related to the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. We expect the 2018 Plan to be largely complete by the end of 2019.

During the six months ended June 30, 2018, we recorded $64.4 million in restructuring charges related to the 2018 Plan.  These charges consisted of severance and related costs for the reduction of approximately 345 positions, as well as asset impairment charges.  The vast majority of the cash payments associated with these charges is expected to be made in 2019. We anticipate annualized savings from the 2018 Plan of approximately $25 million, beginning in 2020.

2015/2016 Actions

During the six months ended June 30, 2018, we recorded $7.7 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 320 positions, lease cancellation costs, and asset impairment charges.

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

Avery Dennison Corporation

U.S. Pension Plan Termination

Subsequent to the end of the second quarter of 2018, in July 2018, our Board of Directors (“Board”) approved the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan, effective as of September 28, 2018. The ADPP is currently underfunded. In connection with the planned termination, we intend to contribute $200 million to the ADPP in August 2018 using commercial paper borrowings. We expect to settle the long-term liability associated with the ADPP termination through a combination of (i) lump-sum payments in 2018 to eligible participants who elect to receive them and (ii) the purchase of a group annuity contract from one or more yet-to-be-identified highly rated insurance companies in the first half of 2019. The actual amount of our long-term liability when it is transferred will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. We currently estimate the total non-cash charge associated with the termination of the ADPP to be between $575 million and $600 million, approximately $100 million of which is expected to be recognized during the fourth quarter of 2018 and the remainder of which is expected to be recognized at the time of transfer of the remaining pension liability in 2019.

Adoption of New Accounting Pronouncement and Guidance Updates

In the first quarter of 2018, we adopted a new accounting pronouncement and several accounting guidance updates. Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Cash Flow

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net cash provided by operating activities	$209.5	$175.6
Purchases of property, plant and equipment	(79.5)	(66.5)
Purchases of software and other deferred charges	(13.9)	(14.9)
Proceeds from sales of property, plant and equipment	9.3	.2
Sales (purchases) of investments and proceeds from insurance, net	2.2	(1.4)
Free cash flow	$127.6	$93.0

In the first six months of 2018, net cash provided by operating activities increased compared to the same period last year primarily due to improved operational working capital, partially offset by higher income tax payments, net of refunds, lower net income, and higher incentive compensation payments. In the first six months of 2018, free cash flow increased compared to the same period last year primarily due to higher net cash provided by operating activities and higher proceeds from sales of property, plant and equipment, partially offset by higher combined capital and software expenditures.

Outlook

Certain factors that we believe may contribute to our 2018 results are described below.

•                We expect our net sales to increase by approximately 8.5%.

•                Assuming the continuation of foreign currency rates in effect during July 2018, we expect foreign currency translation to increase pre-tax operating income by approximately $18 million.

•                We estimate our full-year effective tax rate to be approximately 20%.

•                We anticipate our capital and software expenditures to be between $250 million and $270 million.

•                We estimate restructuring charges of approximately $80 million.

•                We estimate the net effect of non-cash charges and the tax impact related to the ADPP planned termination to reduce net income by $45 million to $65 million.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

Income before Taxes

	Three Months Ended
(In millions, except percentages)	June 30, 2018	July 1, 2017
Net sales	$1,854.2	$1,626.9
Cost of products sold	1,352.8	1,174.3
Gross profit	501.4	452.6
Marketing, general and administrative expense	287.5	270.8
Other expense, net	57.1	10.2
Interest expense	14.3	16.2
Other non-operating expense	2.6	5.9
Income before taxes	$139.9	$149.5

Gross profit margin	27.0%	27.8%

Avery Dennison Corporation

Gross Profit Margin

Gross profit margin for the second quarter of 2018 decreased compared to the same period last year reflecting the impact of acquisitions and other growth investments and the net impact of pricing and raw material costs, excluding the effects of foreign currency.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the second quarter of 2018 compared to the same period last year reflecting the impact of foreign currency translation and the impact of acquisitions and other growth investments.

Other Expense, net

	Three Months Ended
(In millions)	June 30, 2018	July 1, 2017
Other expense, net by type
Restructuring charges:
Severance and related costs	$58.8	$7.3
Asset impairment charges and lease cancellation costs	.6	.3
Other items:
Net gain on sale of assets	(2.3)	–
Transaction costs	–	2.6
Other expense, net	$57.1	$10.2

Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information associated with restructuring charges.

Interest Expense

Interest expense decreased in the second quarter of 2018 compared to the same period last year reflecting the repayment of senior notes in October 2017, which was financed by commercial paper borrowings at a lower interest rate.  Refer to Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

Other Non-Operating Expense

In the first quarter of 2018, we adopted an accounting guidance update that requires employers with defined benefit plans to present the components of net periodic benefit cost other than service cost, outside of operating income.  Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information. Other non-operating expense decreased in the second quarter of 2018 compared to the same period last year reflecting a higher expected return on plan assets in certain of our international defined benefit pension plans, partially offset by a settlement loss in a nonqualified benefit plan in the U.S.

Net Income and Earnings per Share

	Three Months Ended
(Dollars in millions, except per share amounts)	June 30, 2018	July 1, 2017
Income before taxes	$139.9	$149.5
Provision for income taxes	43.9	28.6
Equity method investment net losses	(.4)	–
Net income	$95.6	$120.9
Per share amounts:
Net income per common share	$1.09	$1.37
Net income per common share, assuming dilution	1.07	1.34

Effective tax rate	31.4%	19.1%

Provision for Income Taxes

Our effective tax rate for the three months ended June 30, 2018 compared to the same period last year reflected a decrease in the U.S. federal statutory tax rate from 35% to 21%, offset by net tax charges related to certain U.S. international tax provisions, the loss of domestic manufacturing deductions, and limitations on the deductibility of our executive compensation, all as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017.

Avery Dennison Corporation

Our effective tax rate for the three months ended June 30, 2018 included $8.2 million of net tax charges related to the tax on global intangible low-taxed income of our foreign subsidiaries and the base-erosion anti-abuse tax on certain of our foreign earnings, partially offset by the benefit from our foreign-derived intangible income and $2.5 million of tax charges resulting from recognizing foreign withholding taxes on our current year earnings.

The effective tax rate for the three months ended July 1, 2017 included net discrete benefits of $3.4 million of tax benefits from effective settlements of certain foreign tax examinations and changes in our judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities, as well as $3.1 million of tax benefits due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.

Our effective tax rate can vary widely from quarter to quarter due to interim reporting requirements, the recognition of discrete events, and the timing of repatriation of foreign earnings. Refer to Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Three Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net sales including intersegment sales	$1,277.1	$1,139.6
Less intersegment sales	(19.8)	(16.5)
Net sales	$1,257.3	$1,123.1
Operating income(1)	115.5	151.4

(1)Included charges associated with restructuring in both quarters and transaction costs in 2017.	$57.8	$5.0

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
June 30, 2018
Reported sales change	12%
Foreign currency translation	(5)
Sales change ex. currency	7%
Organic sales change	7%

In the second quarter of 2018, net sales increased on an organic basis primarily due to higher volume. Sales increased on an organic basis at a high-single digit rate in the emerging markets. Sales increased on an organic basis at mid-single digit rates in North America and Western Europe.

Operating Income

Operating income decreased in the second quarter of 2018 compared to the same period last year due to higher restructuring charges, higher employee-related costs, and the net impact of pricing and raw material costs, excluding the effects of foreign currency, partially offset by the combined benefit of volume and mix, as well as benefits from changes in foreign currency.

Avery Dennison Corporation

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net sales including intersegment sales	$417.7	$375.8
Less intersegment sales	(1.0)	(.7)
Net sales	$416.7	$375.1
Operating income(1)	45.3	29.5

(1)Included charges associated with restructuring in both quarters.	$1.4	$2.8

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
June 30, 2018
Reported sales change	11%
Foreign currency translation	(2)
Sales change ex. currency(1)	10%
Organic sales change	10%

(1)Total may not sum due to rounding.

In the second quarter of 2018, net sales increased on an organic basis driven by strength in both the base business and radio-frequency identification solutions.

Operating Income

Operating income increased in the second quarter of 2018 compared to the same period last year primarily reflecting the benefits from higher volume, the benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower amortization of other intangibles resulting from business acquisitions, partially offset by higher employee-related costs and growth investments.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net sales including intersegment sales	$182.7	$130.3
Less intersegment sales	(2.5)	(1.6)
Net sales	$180.2	$128.7
Operating income(1)	16.6	11.7

(1)Included charges associated with restructuring in 2018 and transaction costs in 2017.	$.2	$2.4

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
June 30, 2018
Reported sales change	40%
Foreign currency translation	(5)
Sales change ex. currency	35%
Acquisitions	(32)
Organic sales change	3%

In the second quarter of 2018, net sales increased on an organic basis primarily due to higher volume in industrial categories, which grew at a mid-single digit rate.  Sales in healthcare categories increased at a low-single digit rate on an organic basis.

Operating Income

Operating income increased in the second quarter of 2018 compared to the same period last year primarily driven by the combined effect of volume and mix and the impact of acquisitions.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

Income before Taxes

	Six Months Ended
(Dollars in millions)	June 30, 2018	July 1, 2017
Net sales	$3,630.6	$3,199.0
Cost of products sold	2,645.8	2,304.0
Gross profit	984.8	895.0
Marketing, general and administrative expense	582.5	550.6
Other expense, net	69.9	16.7
Interest expense	27.5	32.9
Other non-operating expense	5.9	9.4
Income before taxes	$299.0	$285.4

Gross profit margin	27.1%	28.0%

Gross Profit Margin

Gross profit margin for the first six months of 2018 decreased compared to the same period last year reflecting the impact of acquisitions and other growth investments and the net impact of pricing and raw material costs, excluding the effects of foreign currency.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the first six months of 2018 compared to the same period last year reflecting the impact of foreign currency translation, the impact of acquisitions and other growth investments, and higher employee-related costs, partially offset by the benefits from productivity initiatives, including savings from restructuring, net of transition costs.

Other Expense, net

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Other expense, net by type
Restructuring charges:
Severance and related costs	$63.1	$13.0
Asset impairment charges and lease cancellation costs	9.0	.3
Other items:
Other restructuring-related charge	.5	–
Net gain on sale of assets	(2.7)	–
Transaction costs	–	3.4
Other expense, net	$69.9	$16.7

Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information associated with restructuring charges.

Interest Expense

Interest expense decreased in the first six months of 2018 compared to the same period last year reflecting the repayment of senior notes in October 2017, which was financed by commercial paper borrowings at a lower interest rate.  Refer to Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

Other Non-Operating Expense

In the first quarter of 2018, we adopted an accounting guidance update that requires employers with defined benefit plans to present the components of net periodic benefit cost other than service cost, outside of operating income.  Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information. Other non-operating expense decreased in the first six months of 2018 compared to the same period last year reflecting a higher expected return on plan assets in certain of our international defined benefit pension plans, partially offset by a settlement loss in a nonqualified benefit plan in the U.S.

Avery Dennison Corporation

Net Income and Earnings per Share

	Six Months Ended
(Dollars in millions, except per share amounts)	June 30, 2018	July 1, 2017
Income before taxes	$299.0	$285.4
Provision for income taxes	77.2	52.3
Equity method investment net losses	(1.0)	–
Net income	$220.8	$233.1
Per share amounts:
Net income per common share	$2.51	$2.64
Net income per common share, assuming dilution	2.47	2.59

Effective tax rate	25.8%	18.3%

Provision for Income Taxes

Our effective tax rate for the six months ended June 30, 2018 compared to the same period last year reflected a decrease in the U.S. federal statutory tax rate from 35% to 21%, offset by net tax charges related to certain U.S. international tax provisions, the loss of domestic manufacturing deductions, and limitations on the deductibility of our executive compensation, all as a result of the TCJA enacted in December 2017.

Our effective tax rate for the six months ended June 30, 2018 included $15.4 million of net tax charges related to the tax on global intangible low-taxed income of our foreign subsidiaries and the base-erosion anti-abuse tax on certain of our foreign earnings, partially offset by the benefit from our foreign-derived intangible income; $8 million of discrete benefits from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years; $7.3 million of discrete tax benefits related to excess tax benefits associated with stock-based payments; $5.3 million of tax charges resulting from recognizing foreign withholding taxes on our current year earnings; and $3.9 million of discrete tax benefits from the releases of valuation allowances on certain U.S. state deferred tax assets primarily reflecting the impact of state tax laws or regulations issued to conform to certain TCJA provisions.

The effective tax rate for six months ended July 1, 2017 included net discrete benefits of $13.3 million related to excess tax benefits associated with stock-based payments; $3.4 million of tax benefits from effective settlements of certain foreign tax examinations and changes in our judgment about tax filing positions in certain foreign jurisdictions as a result of new information gained from our interactions with tax authorities; and $4.6 million of tax benefits due to decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net sales including intersegment sales	$2,514.2	$2,244.4
Less intersegment sales	(38.7)	(31.7)
Net sales	$2,475.5	$2,212.7
Operating income(1)	265.2	289.1

(1)Included charges associated with restructuring in both years, other restructuring-related charge and loss on sale of assets in 2018, and transaction costs in 2017.	$65.9	$7.2

Avery Dennison Corporation

Net Sales

The factors impacting the reported sales change are shown in the table below.

Six Months Ended
June 30, 2018
Reported sales change	12%
Foreign currency translation	(6)
Sales change ex. currency	6%
Acquisitions	–
Organic sales change(1)	5%

(1)Total may not sum due to rounding.

In the first six months of 2018, net sales increased on an organic basis primarily due to higher volume. Net sales increased on an organic basis at mid-single digit rates in emerging markets and North America. Sales increased on an organic basis at a low- to mid-single digit rate in Western Europe.

Operating Income

Operating income decreased in the first six months of 2018 compared to the same period last year primarily reflecting higher restructuring charges, higher employee-related costs, and the net impact of pricing and raw material costs, excluding the effects of foreign currency, partially offset by the combined effect of volume and mix, as well as benefits from changes in foreign currency.

Retail Branding and Information Solutions

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net sales including intersegment sales	$804.3	$743.5
Less intersegment sales	(1.6)	(1.6)
Net sales	$802.7	$741.9
Operating income(1)	80.0	56.8

(1)Included charges associated with restructuring in both years, net gain on sales of assets in 2018, and transaction costs related to sale of product line in 2017.	$6.1	$6.6

Net Sales

The factors impacting the reported sales change are shown in the table below.

Six Months Ended
June 30, 2018
Reported sales change	8%
Foreign currency translation	(2)
Sales change ex. currency	6%
Organic sales change	6%

In the first six months of 2018, net sales increased on an organic basis driven by strength in both radio-frequency identification solutions and the base business.

Operating Income

Operating income increased in the first six months of 2018 compared to the same period last year reflecting the benefits from higher volume, the benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower amortization of other intangibles resulting from business acquisitions, partially offset by higher employee-related costs and growth investments.

Avery Dennison Corporation

Industrial and Healthcare Materials

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net sales including intersegment sales	$356.6	$247.6
Less intersegment sales	(4.2)	(3.2)
Net sales	$352.4	$244.4
Operating income(1)	29.6	24.9

(1)Included charges associated with restructuring in both years and transaction costs in 2017.	$.2	$2.9

Net Sales

The factors impacting the reported sales change are shown in the table below.

Six Months Ended
June 30, 2018
Reported sales change	44%
Foreign currency translation	(6)
Sales change ex. currency(1)	39%
Acquisitions	(36)
Organic sales change	3%

(1)Total may not sum due to rounding.

In the first six months of 2018, net sales increased on an organic basis primarily due to higher volume in industrial categories, which grew at a mid-single digit rate.  Sales on an organic basis increased at a low-single digit rate in healthcare categories.

Operating Income

Operating income increased in the first six months of 2018 compared to the same period last year driven by the combined effect of volume and mix and the impact of acquisitions, partially offset by growth investments.

FINANCIAL CONDITION

Liquidity

Operating Activities

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net income	$220.8	$233.1
Depreciation and amortization	89.3	90.8
Provision for doubtful accounts and sales returns	23.1	19.8
Net losses from impairments, sale of assets and investment settlements	8.4	–
Stock-based compensation	16.4	13.2
Loss from settlement of pension obligations	.7	–
Deferred income taxes	(7.1)	6.0
Other non-cash expense and loss	28.1	28.1
Changes in assets and liabilities and other adjustments	(170.2)	(215.4)
Net cash provided by operating activities	$209.5	$175.6

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first six months of 2018, cash flow from operating activities increased compared to the same period last year primarily due to improved operational working capital, partially offset by higher income tax payments, net of refunds, lower net income, and higher incentive compensation payments.

Avery Dennison Corporation

Investing Activities

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Purchases of property, plant and equipment	$(79.5)	$(66.5)
Purchases of software and other deferred charges	(13.9)	(14.9)
Proceeds from sales of property, plant and equipment	9.3	.2
Sales (purchases) of investments and proceeds from insurance, net	2.2	(1.4)
Payments for acquisitions, net of cash acquired, and investments in businesses	(.2)	(300.9)
Net cash used in investing activities	$(82.1)	$(383.5)

Purchases of Property, Plant and Equipment

During the first six months of 2018 and 2017, we invested in equipment to support growth in Asia, Europe, and North America and to improve manufacturing productivity.

Purchases of Software and Other Deferred Charges

During the first six months of 2018, we invested in information technology primarily associated with enterprise resource planning system implementations in North America and Asia.  During the first six months of 2017, we invested in information technology primarily associated with enterprise resource planning system implementations in North America, Asia, and Europe.

Proceeds from Sales of Property, Plant and Equipment

During the first six months of 2018, we received $9.3 million from sales of property, plant and equipment, the majority of which was related to the sale of two properties in Europe.

Payments for Acquisitions

During the first six months of 2017, the aggregate payments for acquisitions, net of cash acquired, was approximately $300 million, which we funded through cash and existing credit facilities.

Financing Activities

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net increase (decrease) in borrowings (maturities of three months or less)	$108.3	$(159.5)
Additional long-term borrowings	–	526.6
Repayments of long-term debt and capital leases	(2.7)	(1.5)
Dividends paid	(85.3)	(76.2)
Share repurchases	(102.9)	(70.3)
Proceeds from exercises of stock options, net	.2	17.5
Tax withholding for stock-based compensation	(32.6)	(20.0)
Payment of contingent consideration	(16.8)	–
Net cash (used in) provided by financing activities	$(131.8)	$216.6

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first six months of 2018 and 2017, our commercial paper borrowings were used to fund share repurchase activity, dividend payments, and capital expenditures, and for other general corporate purposes.

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

Refer to Note 4, “Debt” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividend Payments

We paid dividends of $.97 per share in the first six months of 2018 compared to $.86 per share in the same period last year. In April 2018, we increased our quarterly dividend to $.52 per share, representing an increase of approximately 16% from our previous dividend rate of $.45 per share.

Avery Dennison Corporation

Share Repurchases

During the first six months of 2018, we repurchased approximately .9 million shares of our common stock at an aggregate cost of $102.9 million. During the first six months of 2017, we repurchased approximately .9 million shares of our common stock at an aggregate cost of $70.3 million.

In April 2017, our Board of Directors (“Board”) authorized the repurchase of additional shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, in addition to any amount outstanding under our previous Board authorization.  Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. As of June 30, 2018, shares of our common stock in the aggregate amount of $522.3 million remained authorized for repurchase under this Board authorization.

Payment of Contingent Consideration

During the first six months of 2018, we paid $16.8 million of contingent consideration related to the achievements of certain performance targets in 2017 for acquisitions completed in 2017.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the six months ended June 30, 2018, goodwill decreased by approximately $30 million to $955 million due to purchase price adjustments related to the acquisition of Yongle Tape Ltd. completed in June 2017 and the impact of foreign currency translation.

In the six months ended June 30, 2018, other intangibles resulting from business acquisitions, net, decreased by approximately $12 million to $155 million, which primarily reflected current year amortization expense.

Refer to Note 3, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the six months ended June 30, 2018, other assets decreased by approximately $12 million to $442 million, which primarily reflected a decrease in tax-related deferred charges as the result of our adoption of the accounting guidance update related to intra-entity transfer of assets other than inventory described in Note 1, “General,” of the unaudited Condensed Consolidated Financial Statements, partially offset by an increase in the cash surrender value of our corporate-owned life insurance policies and purchases of software and other deferred charges, net of amortization.

In the six months ended June 30, 2018, long-term retirement benefits and other liabilities decreased by approximately $45 million to $585 million, primarily reflecting a reclassification of contingent consideration liabilities to other current liabilities and contributions to our domestic and international pension plans.

Shareholders’ Equity Accounts

In the six months ended June 30, 2018, the balance of our shareholders’ equity decreased by approximately $24 million to $1.02 billion, which primarily reflected the impacts of share repurchases, dividend payments, and foreign currency translation, partially offset by net income and the amortization of net actuarial loss and prior service cost related to our domestic and international pension plans.

Impact of Foreign Currency Translation

Six Months Ended
(In millions)	June 30, 2018
Change in net sales	$155
Change in net income	17

International operations generated approximately 77% of our net sales during the six months ended June 30, 2018.  Our results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The favorable impact of foreign currency translation on net sales in the first six months of 2018 compared to the same period last year was primarily related to euro-denominated sales and sales in China.

In the third quarter of 2018, we will begin accounting for Argentina as a highly inflationary economy, as its three-year cumulative inflation rate exceeded 100%. We are currently assessing the impact of this change on our consolidated financial statements. Sales by our Argentine subsidiary represented less than 1% of our net sales for fiscal year 2017.

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

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities), as a percentage of annualized net sales, decreased to 3.0% in the first six months of 2018 from 3.7% in the first six months of 2017 primarily as a result of an increase in annualized net sales and increases in accounts payable and other current liabilities, partially offset by increases in trade accounts receivable and a decrease in short-term borrowings and current portion of long-term debt and capital leases.

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Six Months Ended
(Dollars in millions)	June 30, 2018	July 1, 2017
(A) Working capital	$218.9	$237.4
Reconciling items:
Cash and cash equivalents	(215.8)	(209.4)
Other current assets	(213.4)	(235.5)
Assets held for sale	(1.9)	(8.3)
Short-term borrowings and current portion of long-term debt and capital leases	384.3	444.0
Accrued payroll and employee benefits and other current liabilities	690.5	597.5
(B) Operational working capital	$862.6	$825.7
(C) Annualized net sales (year-to-date sales, multiplied by two)	$7,261.2	$6,398.0
Working capital, as a percentage of annualized net sales: (A) ÷ (C)	3.0%	3.7%
Operational working capital, as a percentage of annualized net sales: (B) ÷ (C)	11.9%	12.9%

Accounts Receivable Ratio

The average number of days sales outstanding was 62 days for the first six months of 2018 compared to 64 days in the first six months of 2017, calculated using the two-quarter average trade accounts receivable balance divided by the average daily sales for the first six months. The decrease in the average number of days outstanding from prior year primarily reflected the impact of foreign currency translation and the timing of collections.

Inventory Ratio

Average inventory turnover increased to 7.9 in the first six months of 2018 from 7.7 in the first six months of 2017, calculated using the annualized cost of sales (year-to-date cost of sales, multiplied by two) divided by the two-quarter average inventory balance.  The increase in the average inventory turnover primarily reflected the impact of foreign currency translation.

Accounts Payable Ratio

The average number of days payable outstanding was 72 days in the first six months of 2018 compared to 73 days in the first six months of 2017, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months. The decrease in the average number of days payable outstanding from the prior year primarily reflected the impacts of acquisitions completed in 2017 and foreign currency translation, partially offset by the extended timing of vendor payments.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing.  At June 30, 2018, we had cash and cash equivalents of $215.8 million held in accounts at third-party financial institutions.

Avery Dennison Corporation

Our cash balances are held in numerous locations throughout the world. At June 30, 2018, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

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

In connection with the planned termination of the ADPP, we intend to contribute $200 million to the ADPP in August 2018 using commercial paper borrowings given the underfunded status of the plan.  We expect these actions to have no material impact on our available capital or capital allocation strategy, which already reflected our unfunded pension obligations.

In 2017, we amended and restated our revolving credit facility (the “Revolver”), increasing the amount available from certain domestic and foreign banks from $700 million to $800 million.  The amendment also extended the Revolver’s maturity date to November 8, 2022.  The maturity date may be extended for additional one-year periods under certain circumstances.  The commitments under the Revolver may be increased by up to $300 million, subject to lender approval and customary requirements.  The Revolver is used as a back-up facility for our commercial paper program and can be used for other corporate purposes.  The Revolver contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of June 30, 2018 and December 30, 2017, we were in compliance with our financial covenants.

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

Capital from Debt

The carrying value of our total debt increased by approximately $92 million in the first six months of 2018 to $1.67 billion, primarily reflecting the net increase in commercial paper borrowings to support operational needs.

Credit ratings are a significant factor in our ability to raise short- and long-term financing.  The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings.  A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets.  If our access to commercial paper markets were to become limited, we expect that the Revolver and our other credit facilities would be available to meet our short-term funding requirements.  When determining a credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.  We remain committed to maintaining an investment grade rating.

Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters

Refer to Note 13, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements. Except as indicated therein, we have no material off-balance sheet arrangements as described in Item 303 (a)(4) of Regulation S-K.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 that have not been disclosed in our periodic filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the second quarter of 2018 are listed in the table below.  Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
April 1, 2018 – April 28, 2018	–	$–	–
April 29, 2018 – May 26, 2018	210.9	106.74	210.9
May 27, 2018 – June 30, 2018	274.4	104.90	274.4
Total	485.3	$105.70	485.3	$522.3

(1)The periods shown are our fiscal periods during the thirteen-week quarter ended June 30, 2018.

(2)Shares in thousands.

(3)In April 2017, our Board authorized the repurchase of additional shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases.  The Board authorization will remain in effect until shares in the amount authorized thereunder have been repurchased.

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

July 31, 2018