Form 10-Q
period 2018-09-29
Avery Dennison Corp
filed 2018-10-30
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of $1 par value common stock outstanding as of October 27, 2018: 86,710,248

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2018 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, and subsequent quarterly reports on Form 10-Q, and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; changes in political conditions; changes in governmental laws and regulations; fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; execution and integration of acquisitions; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, including the Tax Cuts and Jobs Act, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs, including risks related to the termination of our U.S. pension plan; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; protection and infringement of intellectual property; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amount)	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$217.6	$224.4
Trade accounts receivable, less allowances of $24.6 and $36.2 at September 29, 2018 and December 30, 2017, respectively	1,235.7	1,180.3
Inventories, net	682.5	609.6
Assets held for sale	3.6	6.3
Other current assets	219.4	217.3
Total current assets	2,358.8	2,237.9
Property, plant and equipment, net	1,086.9	1,097.9
Goodwill	953.1	985.1
Other intangibles resulting from business acquisitions, net	148.6	166.3
Non-current deferred income taxes	195.1	196.3
Other assets	439.4	453.4
	$5,181.9	$5,136.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and capital leases	$571.7	$265.4
Accounts payable	1,048.0	1,007.2
Accrued payroll and employee benefits	203.6	248.5
Other current liabilities	534.9	450.7
Total current liabilities	2,358.2	1,971.8
Long-term debt and capital leases	1,295.3	1,316.3
Long-term retirement benefits and other liabilities	353.5	629.3
Non-current deferred and payable income taxes	127.8	173.3
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $1 par value per share, authorized — 400,000,000 shares at September 29, 2018 and December 30, 2017; issued — 124,126,624 shares at September 29, 2018 and December 30, 2017; outstanding — 87,013,446 shares and 88,011,541 shares at September 29, 2018 and December 30, 2017, respectively	124.1	124.1
Capital in excess of par value	862.4	862.6
Retained earnings	2,809.4	2,596.7
Treasury stock at cost, 37,113,178 shares and 36,115,083 shares at September 29, 2018 and December 30, 2017, respectively	(2,008.4)	(1,856.7)
Accumulated other comprehensive loss	(740.4)	(680.5)
Total shareholders’ equity	1,047.1	1,046.2
	$5,181.9	$5,136.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$1,759.7	$1,679.5	$5,390.3	$4,878.5
Cost of products sold	1,300.5	1,227.9	3,946.3	3,531.9
Gross profit	459.2	451.6	1,444.0	1,346.6
Marketing, general and administrative expense	270.5	273.5	853.0	824.1
Other (income) expense, net	(3.0)	10.8	66.9	27.5
Interest expense	14.7	16.8	42.2	49.7
Other non-operating expense	9.0	3.7	14.9	13.1
Income before taxes	168.0	146.8	467.0	432.2
Provision for income taxes	17.7	38.5	94.9	90.8
Equity method investment net losses	(.8)	–	(1.8)	–
Net income	$149.5	$108.3	$370.3	$341.4

Per share amounts:
Net income per common share	$1.71	$1.23	$4.22	$3.86
Net income per common share, assuming dilution	$1.69	$1.20	$4.16	$3.79
Dividends per common share	$.52	$.45	$1.49	$1.31

Weighted average number of shares outstanding:
Common shares	87.3	88.3	87.7	88.4
Common shares, assuming dilution	88.5	89.9	89.1	90.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$149.5	$108.3	$370.3	$341.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(32.1)	12.1	(83.7)	39.3
Pension and other postretirement benefits	11.8	5.0	23.5	14.6
Cash flow hedges	(.4)	.2	.3	(1.1)
Other comprehensive (loss) income, net of tax	(20.7)	17.3	(59.9)	52.8
Total comprehensive income, net of tax	$128.8	$125.6	$310.4	$394.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Operating Activities
Net income	$370.3	$341.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106.2	92.6
Amortization	29.8	42.2
Provision for doubtful accounts and sales returns	34.3	28.1
Net losses from impairments, sales of assets, and investment settlements	5.9	1.2
Stock-based compensation	24.8	22.2
Loss from settlement of pension obligations	7.4	–
Deferred income taxes	(7.8)	(7.6)
Other non-cash expense and loss	41.5	41.0
Changes in assets and liabilities and other adjustments	(424.7)	(171.2)
Net cash provided by operating activities	187.7	389.9

Investing Activities
Purchases of property, plant and equipment	(132.7)	(111.4)
Purchases of software and other deferred charges	(21.5)	(23.5)
Proceeds from sales of property, plant and equipment	9.4	3.0
Sales (purchases) of investments and proceeds from insurance, net	17.6	(2.0)
Payments for acquisitions, net of cash acquired, and investments in businesses	(.2)	(309.5)
Net cash used in investing activities	(127.4)	(443.4)

Financing Activities
Net increase (decrease) in borrowings (maturities of three months or less)	301.4	(220.1)
Additional long-term borrowings	–	526.6
Repayments of long-term debt and capital leases	(4.4)	(2.5)
Dividends paid	(130.6)	(115.8)
Share repurchases	(175.1)	(104.8)
Proceeds from exercises of stock options, net	1.0	17.7
Tax withholding for stock-based compensation	(32.9)	(20.3)
Payments of contingent consideration	(17.3)	–
Net cash (used in) provided by financing activities	(57.9)	80.8

Effect of foreign currency translation on cash balances	(9.2)	9.9
(Decrease) increase in cash and cash equivalents	(6.8)	37.2
Cash and cash equivalents, beginning of year	224.4	195.1
Cash and cash equivalents, end of period	$217.6	$232.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The unaudited Condensed Consolidated Financial Statements and notes thereto in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2017 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of future results.

Fiscal Periods

The three and nine months ended September 29, 2018 and September 30, 2017 consisted of thirteen-week and thirty-nine week periods, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Highly Inflationary Economy

On July 1, 2018, we began accounting for our operations in Argentina as highly inflationary, as the country’s three-year cumulative inflation rate exceeded 100%.  As a result, the functional currency of our Argentine subsidiary became the U.S. dollar.

Accounting Guidance Updates

Revenue Recognition

In the first quarter of 2018, we adopted an accounting guidance update that provides a single comprehensive model on accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. We adopted this guidance using the modified retrospective method, which means that reporting periods beginning in 2018 are presented in accordance with this guidance, while prior period amounts continue to be reported in accordance with the previous guidance. As allowed by this guidance, we began to apply it to contracts with customers that were not completed as of the beginning of 2018. As a result of the adoption of this guidance, our allowance for customer returns, presented as a reduction of trade accounts receivable in prior years, is now presented as a returns liability in “Other current liabilities.” As of September 29, 2018, the returns liability was $12.6 million.  Our adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows. The disclosures required by this guidance are included in Note 2, “Revenue Recognition,” and Note 14, “Segment and Disaggregated Revenue Information.”

Presentation of Net Periodic Benefit Costs

In the first quarter of 2018, we adopted an accounting guidance update that requires employers with defined benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of net periodic benefit cost, including gains or losses from settlements or terminations, separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. Components other than the service cost component are no longer eligible for capitalization in assets. Employers are required to apply the portion of this guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively, while the portion of this guidance that limits the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively.

Prior year results have been reclassified as required by this guidance. The effects of our adoption of this guidance on our unaudited Condensed Consolidated Statements of Income for the prior year were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2017			September 30, 2017
	As Previously Reported	Reclassification	As Reclassified	As Previously Reported	Reclassification	As Reclassified
Marketing, general and administrative expense	$277.2	$(3.7)	$273.5	$837.2	$(13.1)	$824.1
Other non-operating expense	–	3.7	3.7	–	13.1	13.1

Avery Dennison Corporation

Classification of Certain Cash Payments

In the first quarter of 2018, we adopted an accounting guidance update that reduces the diversity in the presentation and classification of certain cash receipts and cash payments in statements of cash flows.

Prior year results have been reclassified as required by this guidance. The effects of our adoption of this guidance, which primarily relate to the classification of corporate-owned life insurance cash flows, on our unaudited Condensed Consolidated Statements of Cash Flows for the prior year were as follows:

	Nine Months Ended September 30, 2017
(In millions)	As Previously Reported	Reclassification	As Reclassified
Net cash provided by operating activities	$392.6	$(2.7)	$389.9
Net cash used in investing activities	(446.1)	2.7	(443.4)

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

Implementation Costs Incurred in a Cloud Computing Arrangement

In the third quarter of 2018, we adopted an accounting guidance update that requires companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract. We adopted this guidance early and on a prospective basis.  Our adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows.

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

Sales returns are accepted in certain limited circumstances. We record an estimate for returns liabilities and a corresponding reduction to sales, in the amount we expect to repay or credit customers, which we base on historical returns and outstanding customer claims. Changes in estimates are updated each reporting period.

Sales rebates, discounts, and other customer concessions are common in the industries in which we operate and are accounted for as a reduction to sales based on estimates at the time at which products are sold.  These estimates are based on our historical experience, as well as current information such as sales forecasts.  We review our estimates regularly and, as additional information becomes available, we adjust our sales and the respective accruals, if necessary.

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

Deferred Revenue

Deferred revenue primarily relates to constrained variable consideration on supply agreements for sales of products, as well as to payments received in advance of performance under a contract. Deferred revenue is recognized as revenue as or when we perform under a contract.

Avery Dennison Corporation

The following table shows the amounts and balance sheet locations of deferred revenue as of September 29, 2018 and December 30, 2017:

(In millions)	September 29, 2018	December 30, 2017
Other current liabilities	$16.1	$15.3
Long-term retirement benefits and other liabilities	.3	.4
Total deferred revenue	$16.4	$15.7

Revenue recognized from amounts included in deferred revenue as of December 30, 2017 was $1.1 million and $11.4 million for the three and nine months ended September 29, 2018, respectively, which was included in “Net sales” in the unaudited Condensed Consolidated Statements of Income.

Note 3.  Goodwill

Changes in the net carrying amount of goodwill for the nine months ended September 29, 2018 by reportable segment were as follows:

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of December 30, 2017	$429.5	$355.4	$200.2	$985.1
Acquisition adjustments(1)	–	–	(17.7)	(17.7)
Translation adjustments	(5.5)	(3.9)	(4.9)	(14.3)
Goodwill as of September 29, 2018	$424.0	$351.5	$177.6	$953.1

(1)Goodwill purchase price allocation adjustments and measurement period adjustments for contingent consideration liabilities, in each case related to the acquisition of Yongle Tape Ltd. completed in June 2017.

The carrying amounts of goodwill at September 29, 2018 and December 30, 2017 were net of accumulated impairment losses of $820 million recognized in fiscal year 2009 by our Retail Branding and Information Solutions (“RBIS”) reportable segment.

Note 4.  Debt

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were $526.6 million (€495.5 million), a portion of which was used to repay commercial paper borrowings that we used to finance a portion of our acquisition of the European business of Mactac and the remainder of which was used for general corporate purposes, including other acquisitions. We designate a portion of these senior notes as a net investment hedge of our investment in foreign operations.  Refer to Note 8, “Financial Instruments,” for more information.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates the carrying value given the short duration of these obligations. The fair value of our total debt was $1.86 billion at September 29, 2018 and $1.60 billion at December 30, 2017. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our $800 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios, including total debt and interest expense in relation to certain measures of income. No balance was outstanding under the Revolver as of September 29, 2018 or December 30, 2017. As of September 29, 2018 and December 30, 2017, we were in compliance with our financial covenants.

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

The following table sets forth the components of net periodic benefit cost (credit), which are recorded in income, for our defined benefit plans:

	Pension Benefits
	Three Months Ended				Nine Months Ended
	September 29, 2018		September 30, 2017		September 29, 2018		September 30, 2017
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$–	$4.7	$.1	$4.6	$–	$14.5	$.3	$13.4
Interest cost	8.6	3.8	8.1	3.7	25.9	11.8	26.2	10.6
Actuarial (gain) loss	(.6)	–	.2	–	(1.3)	–	1.1	–
Expected return on plan assets	(10.6)	(5.8)	(10.1)	(5.4)	(31.9)	(18.0)	(30.4)	(15.6)
Recognized net actuarial loss	5.2	1.9	4.7	2.8	15.9	6.1	14.1	8.0
Amortization of prior service cost (credit)	.2	(.1)	.3	(.1)	.6	(.4)	.7	(.3)
Recognized loss on settlements(1)	6.7	.1	–	–	7.4	.1	–	–
Net periodic benefit cost	$9.5	$4.6	$3.3	$5.6	$16.6	$14.1	$12.0	$16.1

(1)In 2018, settlements in the U.S. were related to lump-sum payments associated with two nonqualified benefit plans.

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest cost	$–	$–	$–	$.1
Recognized net actuarial loss	.4	.4	1.1	1.1
Amortization of prior service credit	(.8)	(.9)	(2.4)	(2.5)
Net periodic benefit credit	$(.4)	$(.5)	$(1.3)	$(1.3)

Service cost and components of net periodic benefit cost other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense” in the unaudited Condensed Consolidated Statements of Income, respectively. Refer to Note 1, “General,” for more information.

In July 2018, our Board of Directors (“Board”) approved the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan, effective as of September 28, 2018. In connection with the termination, we contributed $200 million to the ADPP in August 2018 using U.S. commercial paper borrowings. The ADPP’s net pension benefit obligation based on 2017 year end discount rates was underfunded by approximately $24 million as of September 29, 2018.  We expect to settle the long-term liability associated with the ADPP termination through a combination of (i) lump-sum payments in 2018 to eligible participants who elect to receive them and (ii) the purchase of a group annuity contract from one or more yet-to-be-identified highly rated insurance companies in the first half of 2019. The actual amount of our long-term liability when it is transferred will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. We currently estimate the total non-cash charge associated with the termination of the ADPP to be between $575 million and $600 million, approximately $100 million of which we expect to recognize during the fourth quarter of 2018 and the remainder of which we expect to recognize at the time the remaining pension liability is transferred in 2019.

Note 6.  Long-Term Incentive Compensation

Stock-Based Awards

Stock-based compensation expense was $8.4 million and $24.8 million for the three and nine months ended September 29, 2018, respectively, and $9 million and $22.2 million for the three and nine months ended September 30, 2017, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of September 29, 2018, we had approximately $48 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted-average requisite service period of approximately two years.

Avery Dennison Corporation

Cash-Based Awards

The compensation expense related to long-term incentive units was $3.9 million and $12.7 million for the three and nine months ended September 29, 2018, respectively, and $7.8 million and $24.6 million for the three and nine months ended September 30, 2017, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 7.  Cost Reduction Actions

2018 Plan

In April 2018, we approved a restructuring plan (the “2018 Plan”) associated with the consolidation of the European footprint of our Label and Graphic Materials (“LGM”) reportable segment that is expected to result in a headcount reduction of 350 to 400 positions related to the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. We expect the 2018 Plan to be largely complete by the end of 2019.

During the nine months ended September 29, 2018, we recorded $54.8 million in restructuring charges, net of reversals, related to the 2018 Plan. These charges consisted of severance and related costs for the reduction of approximately 345 positions, as well as asset impairment charges.

During the three months ended September 29, 2018, we recorded a reduction in restructuring charges related to the 2018 Plan due to a change in management’s estimate of severance and related costs.

2015/2016 Actions

During the nine months ended September 29, 2018, we recorded $10.9 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 500 positions, lease cancellation costs, and asset impairment charges.

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

During the nine months ended September 29, 2018, restructuring charges and payments were as follows:

(In millions)	Accrual at December 30, 2017	Charges (Reversals), net	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at September 29, 2018
2018 Plan
Severance and related costs	$–	$47.6	$(3.1)	$–	$(.3)	$44.2
Asset impairment charges	–	7.2	–	(7.2)	–	–

2015/2016 Actions
Severance and related costs	4.3	8.4	(12.7)	–	–	–
Lease cancellation costs	.6	.8	(1.0)	–	–	.4
Asset impairment charges	–	1.7	–	(1.7)	–	–
Total	$4.9	$65.7	$(16.8)	$(8.9)	$(.3)	$44.6

Avery Dennison Corporation

The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Restructuring charges, net of reversals, by reportable segment
Label and Graphic Materials	$(9.4)	$3.1	$55.9	$9.9
Retail Branding and Information Solutions	3.0	7.4	9.6	13.7
Industrial and Healthcare Materials	–	–	.2	.2
Total	$(6.4)	$10.5	$65.7	$23.8

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

As of September 29, 2018, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $3.8 million and $1.44 billion, respectively.

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

The following table shows the fair values and balance sheet locations of cash flow hedges as of September 29, 2018 and December 30, 2017:

		Asset
(In millions)	Balance Sheet Location	September 29, 2018	December 30, 2017
Foreign exchange contracts	Other current assets	$.7	$.4

		Liability
(In millions)	Balance Sheet Location	September 29, 2018	December 30, 2017
Foreign exchange contracts	Other current liabilities	$1.2	$.6
Commodity contracts	Long-term retirement benefits and other liabilities	.1	–
		$1.3	$.6

The following table shows the fair values and balance sheet locations of other derivatives as of September 29, 2018 and December 30, 2017:

		Asset
(In millions)	Balance Sheet Location	September 29, 2018	December 30, 2017
Foreign exchange contracts	Other current assets	$3.7	$3.5

		Liability
(In millions)	Balance Sheet Location	September 29, 2018	December 30, 2017
Foreign exchange contracts	Other current liabilities	$3.5	$5.6

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

Avery Dennison Corporation

Gains (losses), before taxes, recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign exchange contracts	$.7	$1.3	$1.2	$(2.2)
Commodity contracts	–	–	–	(.4)
Total	$.7	$1.3	$1.2	$(2.6)

Neither the amount recognized in income related to the ineffective portion of, nor the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments was material for the three and nine months ended September 29, 2018 or September 30, 2017.

As of September 29, 2018, we did not expect a significant amount to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.

Other Derivatives

For other derivative instruments, which are not designated as hedging instruments, the gain or loss is recognized in current earnings.  These derivatives are intended to offset certain of our economic exposures.  The following table shows the components of the net gains (losses) recognized in income related to these derivative instruments.

		Three Months Ended		Nine Months Ended
(In millions)	Location of Net Gains (Losses) in Income	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign exchange contracts	Cost of products sold	$1.6	$(.1)	$2.9	$(1.1)
Foreign exchange contracts	Marketing, general and administrative expense	2.7	(18.9)	(13.4)	(41.6)
Total		$4.3	$(19.0)	$(10.5)	$(42.7)

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

Gains (losses), before tax, recognized in “Accumulated other comprehensive loss” (effective portion) related to the net investment hedge were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign currency denominated debt	$(3.1)	$(22.7)	$(6.7)	$(60.4)

We recorded no ineffectiveness from our net investment hedge in net income during the three or nine months ended September 29, 2018 and September 30, 2017.

Avery Dennison Corporation

Note 9.  Taxes Based on Income

The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Income before taxes	$168.0	$146.8	$467.0	$432.2
Provision for income taxes	17.7	38.5	94.9	90.8
Effective tax rate	10.5%	26.2%	20.3%	21.0%

Our effective tax rate for the three and nine months ended September 29, 2018 compared to the same periods last year reflected a decrease in the U.S. federal statutory tax rate from 35% to 21%, offset by net tax charges related to certain U.S. international tax provisions, the loss of domestic manufacturing deductions, and limitations on the deductibility of our executive compensation, all as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017.

Our effective tax rate for the three and nine months ended September 29, 2018 included net discrete tax benefits of $36.6 million and $37.3 million, respectively, reflecting return to provision adjustments recognized in the third quarter primarily related to an incremental $31 million tax benefit from our U.S. pension plan contributions and an $8.6 million tax benefit from recognition of a net foreign currency loss, both of which were deducted at a tax rate higher than 21%, concurrent with the completion of our 2017 U.S. federal income tax return.  The $31 million tax benefit was related to the ADPP termination approved by our Board in July 2018, as well as lump-sum payments associated with two U.S. nonqualified benefit plans.  Refer to Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information. The $8.6 million tax benefit was related to our election of a mark-to-market method of accounting on our 2017 U.S. federal income tax return to realize certain fair value adjustments.

Our effective tax rate for the nine months ended September 29, 2018 also included net tax charges related to: (i) the effects of certain U.S. international tax provisions imposed by TCJA, such as Global Intangible Low-taxed Income (“GILTI”), Base Erosion Antiabuse Tax (“BEAT”), and Foreign Derived Intangible Income (“FDII”); (ii) tax charges for foreign withholding taxes on our current year earnings; and (iii) discrete items primarily from excess tax benefits associated with stock-based payments and changes in our uncertain tax positions.

Our effective tax rate for the nine months ended September 30, 2017 included net tax benefits related to releases of valuation allowance on certain U.S. state deferred tax assets and changes in our uncertain tax positions.

Our effective tax rate for the three and nine months ended September 29, 2018 also included certain measurement period adjustments to our 2017 provisional amounts related to the enactment of the TCJA in accordance with guidance provided under SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides for a measurement period up to one year from the enactment of the TCJA within which we must complete our final assessment of the legislation’s impact. For the nine months ended September 29, 2018, we adjusted our provisional amounts by recognizing net tax charges of $2.7 million. This amount included: (i) $3.6 million of charges for changes in our indefinite reinvestment assertions related to our investments in certain foreign subsidiaries after information required to make such determinations was obtained;  (ii) an $8.5 million of charge for adjustments made to the one-time transition tax, primarily due to a change in filing position and regulatory guidance subsequently issued by the Internal Revenue Service (“IRS”); and (iii) a $9.4 million of benefit from releasing a previously recorded uncertain tax position after the position was not included on our 2017 U.S. federal income tax return. We have not finalized any aspects of the previously disclosed provisional amounts. Furthermore, we have not yet made a determination on our accounting policy choice related to our GILTI provision nor have we completed the assessment of our indefinite reinvestment assertions. We will continue to assess any future guidance and accounting interpretations on the effects of the TCJA and expect to complete our analysis within the measurement period afforded by SAB 118.

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.  We and our U.S. subsidiaries completed the IRS’ Compliance Assurance Process Program for 2016 in the second quarter of 2018. With some exceptions, our foreign subsidiaries are no longer subject to income tax examinations by tax authorities for years prior to 2006.

Avery Dennison Corporation

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $29 million, primarily as a result of audit settlements and closing tax years.

Note 10.  Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
(A) Net income available to common shareholders	$149.5	$108.3	$370.3	$341.4
(B) Weighted average number of common shares outstanding	87.3	88.3	87.7	88.4
Dilutive shares (additional common shares issuable under stock-based awards)	1.2	1.6	1.4	1.7
(C) Weighted average number of common shares outstanding, assuming dilution	88.5	89.9	89.1	90.1
Net income per common share: (A) ÷ (B)	$1.71	$1.23	$4.22	$3.86
Net income per common share, assuming dilution: (A) ÷ (C)	$1.69	$1.20	$4.16	$3.79

Stock-based compensation awards excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Antidilutive shares excluded from computation of net income per common share, assuming dilution	–	–	–	.1

Avery Dennison Corporation

Note 11.  Supplemental Equity and Comprehensive Income Information

Consolidated Statements of Shareholders’ Equity

	Three Months Ended		Nine Months Ended
(In millions, except per share amount)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$854.5	$845.9	$862.6	$852.0
Issuance of shares under stock-based compensation plans	7.9	8.7	(.2)	2.6
Ending balance	$862.4	$854.6	$862.4	$854.6
Retained earnings
Beginning balance	$2,702.1	$2,621.8	$2,596.7	$2,473.3
Net income	149.5	108.3	370.3	341.4
Issuance of shares under stock-based compensation plans(1)	(.1)	–	(23.9)	(14.3)
Contribution of shares to 401(k) Plan(1)	3.2	2.8	10.7	8.7
Dividends	(45.3)	(39.6)	(130.6)	(115.8)
Other changes(2)	–	–	(13.8)	–
Ending balance	$2,809.4	$2,693.3	$2,809.4	$2,693.3
Treasury stock at cost
Beginning balance	$(1,939.1)	$(1,805.6)	$(1,856.7)	$(1,772.0)
Repurchase of shares for treasury	(72.2)	(34.5)	(175.1)	(104.8)
Issuance of shares under stock-based compensation plans	.9	.2	17.4	31.7
Contribution of shares to 401(k) Plan	2.0	1.9	6.0	7.1
Ending balance	$(2,008.4)	$(1,838.0)	$(2,008.4)	$(1,838.0)
Accumulated other comprehensive loss
Beginning balance	$(719.7)	$(716.4)	$(680.5)	$(751.9)
Other comprehensive (loss) income, net of tax	(20.7)	17.3	(59.9)	52.8
Ending balance	$(740.4)	$(699.1)	$(740.4)	$(699.1)

(1) We fund a portion of our employee-related expenses using shares of our common stock held in treasury.  We record net gains or losses associated with our use of treasury shares to retained earnings.

(2) In the first quarter of 2018, we adopted an accounting guidance update that requires companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which they occur. Refer to Note 1, “Accounting Guidance Updates.”

Avery Dennison Corporation

Changes in Accumulated Other Comprehensive Loss

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 29, 2018 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 30, 2017	$(156.2)	$(524.0)	$(.3)	$(680.5)
Other comprehensive (loss) income before reclassifications, net of tax	(83.7)	1.7	.9	(81.1)
Reclassifications to net income, net of tax	–	21.8	(.6)	21.2
Net current-period other comprehensive (loss) income, net of tax	(83.7)	23.5	.3	(59.9)
Balance as of September 29, 2018	$(239.9)	$(500.5)	$–	$(740.4)

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 30, 2017 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2016	$(212.6)	$(540.3)	$1.0	$(751.9)
Other comprehensive income (loss) before reclassifications, net of tax	39.3	–	(2.1)	37.2
Reclassifications to net income, net of tax	–	14.6	1.0	15.6
Net current-period other comprehensive income (loss), net of tax	39.3	14.6	(1.1)	52.8
Balance as of September 30, 2017	$(173.3)	$(525.7)	$(.1)	$(699.1)

Avery Dennison Corporation

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net income were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	Affected Line Item in the Statements Where Net Income is Presented
Cash flow hedges:
Foreign exchange contracts	$1.2	$1.0	$.9	$.1	Cost of products sold
Commodity contracts	–	–	(.1)	.2	Cost of products sold
Interest rate contracts	–	–	–	(1.8)	Interest expense
	1.2	1.0	.8	(1.5)	Total before tax
	(.3)	(.3)	(.2)	.5	Provision for income taxes
	.9	.7	.6	(1.0)	Net of tax
Pension and other postretirement benefits	(13.6)	(7.2)	(28.4)	(21.1)	Other non-operating expense
	3.5	2.2	6.6	6.5	Provision for income taxes
	(10.1)	(5.0)	(21.8)	(14.6)	Net of tax
Total reclassifications for the period	$(9.2)	$(4.3)	$(21.2)	$(15.6)	Total, net of tax

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign currency translation	$.3	$(5.3)	$(.5)	$(12.0)
Pension and other postretirement benefits	4.0	2.2	7.1	6.5
Cash flow hedges	(.1)	–	.1	–
Income tax expense (benefit) allocated to components of other comprehensive income	$4.2	$(3.1)	$6.7	$(5.5)

Note 12.  Fair Value Measurements

Recurring Fair Value Measurements

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of September 29, 2018:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$26.3	$21.6	$4.7	$–
Derivative assets	4.4	–	4.4	–
Bank drafts	16.8	16.8	–	–

Liabilities
Derivative liabilities	$4.8	$.1	$4.7	$–
Contingent consideration liabilities	5.9	–	–	5.9

Avery Dennison Corporation

The following table shows the assets and liabilities carried at fair value, measured on a recurring basis, as of December 30, 2017:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$22.7	$17.7	$5.0	$–
Derivative assets	3.9	–	3.9	–
Bank drafts	18.4	18.4	–	–

Liabilities
Derivative liabilities	$6.2	$.1	$6.1	$–
Contingent consideration liabilities	45.0	–	–	45.0

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of September 29, 2018, trading securities of $.9 million and $25.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 30, 2017, trading securities of $.4 million and $22.3 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities relate to estimated earn-out payments associated with certain acquisitions we completed in 2017. These payments are based on the achievements of certain performance targets in 2017 and 2018 based on the applicable terms of the purchase agreements, and our estimates are based on the expected payments related to these targets under the terms of their respective agreements. We have classified these liabilities as Level 3. As of September 29, 2018, contingent consideration liabilities were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. As of December 30, 2017, contingent consideration liabilities of approximately $18 million and $27 million were included in “Other current liabilities” and “Long-term retirement benefits and other liabilities,” respectively, in the Consolidated Balance Sheets.

The following table presents a reconciliation of Level 3 contingent consideration liabilities for the nine months ended September 29, 2018:

Level 3 Liabilities
(In millions)	Contingent Consideration
Balance at December 30, 2017	$45.0
Payments	(17.3)
Adjustments(1)	(21.8)
Balance at September 29, 2018	$5.9

(1)Adjustments primarily relate to measurement period adjustments. Refer to Note 3, “Goodwill,” for more information.

Non-Recurring Fair Value Measurements

During the nine months ended September 29, 2018, long-lived assets with carrying amounts totaling $18.1 million were written down to their fair value of $10.6 million, resulting in an impairment charge of $7.5 million, which was included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. The fair value was based on the estimated sale price of the assets, less estimated broker fees, which is primarily a Level 3 input.

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

As of September 29, 2018, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination.  No settlement of our liability related to any of these sites has been agreed upon.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

The activity for the nine months ended September 29, 2018 related to our environmental liabilities was as follows:

(In millions)
Balance at December 30, 2017	$21.1
Charges (reversals), net	1.2
Payments	(4.4)
Balance at September 29, 2018	$17.9

Approximately $5 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of September 29, 2018 and December 30, 2017.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$315.6	$299.5	$948.5	$908.1
Europe	441.5	419.8	1,416.6	1,246.4
Asia	266.4	256.3	804.5	735.4
Latin America	94.4	92.2	280.7	266.5
Other international	76.3	69.5	219.4	193.6
Total Label and Graphic Materials	1,194.2	1,137.3	3,669.7	3,350.0
Retail Branding and Information Solutions:
Apparel	354.4	336.0	1,074.9	998.0
Printer Solutions	44.0	37.8	126.2	117.7
Total Retail Branding and Information Solutions	398.4	373.8	1,201.1	1,115.7
Industrial and Healthcare Materials	167.1	168.4	519.5	412.8
Net sales to unaffiliated customers	$1,759.7	$1,679.5	$5,390.3	$4,878.5

Avery Dennison Corporation

Additional Segment Information

Additional financial information by reportable segment is set forth below.

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Intersegment sales
Label and Graphic Materials	$20.9	$16.2	$59.6	$47.9
Retail Branding and Information Solutions	1.3	.7	2.9	2.3
Industrial and Healthcare Materials	2.6	2.1	6.8	5.3
Intersegment sales	$24.8	$19.0	$69.3	$55.5
Income before taxes
Label and Graphic Materials	$152.9	$147.5	$418.1	$436.6
Retail Branding and Information Solutions	42.4	26.1	122.4	82.9
Industrial and Healthcare Materials	15.3	14.2	44.9	39.1
Corporate expense	(18.9)	(20.5)	(61.3)	(63.6)
Interest expense	(14.7)	(16.8)	(42.2)	(49.7)
Other non-operating expense	(9.0)	(3.7)	(14.9)	(13.1)
Income before taxes	$168.0	$146.8	$467.0	$432.2
Other (income) expense, net by reportable segment
Label and Graphic Materials	$(6.0)	$3.2	$59.9	$10.4
Retail Branding and Information Solutions	3.0	7.4	9.1	14.0
Industrial and Healthcare Materials	–	.2	.2	3.1
Corporate	–	–	(2.3)	–
Other (income) expense, net	$(3.0)	$10.8	$66.9	$27.5
Other (income) expense, net by type
Restructuring charges:
Severance and related costs, net of reversals	$(7.1)	$8.7	$56.0	$21.7
Asset impairment charges and lease cancellation costs	.7	1.8	9.7	2.1
Other items:
Argentine peso remeasurement transition loss	3.4	–	3.4	–
Other restructuring-related charge	–	–	.5	–
Net gain on sales of assets	–	–	(2.7)	–
Transaction costs	–	.3	–	3.7
Other (income) expense, net	$(3.0)	$10.8	$66.9	$27.5

Avery Dennison Corporation

Note 15. Supplemental Financial Information

Inventories

Net inventories consisted of the following:

(In millions)	September 29, 2018	December 30, 2017
Raw materials	$254.8	$214.6
Work-in-progress	203.3	179.8
Finished goods	224.4	215.2
Inventories, net	$682.5	$609.6

Property, Plant and Equipment

(In millions)	September 29, 2018	December 30, 2017
Property, plant and equipment	$2,992.4	$3,000.9
Accumulated depreciation	(1,905.5)	(1,903.0)
Property, plant and equipment, net	$1,086.9	$1,097.9

Research and Development

Research and development expense was $24.5 million and $74.5 million for the three and nine months ended September 29, 2018, respectively, and $23.6 million and $70 million for the three and nine months ended September 30, 2017, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Equity Method Investment

The carrying value of our equity method investment was $7.2 million and $9.1 million as of September 29, 2018 and December 30, 2017, respectively, and was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.

Note 16. Recent Accounting Requirements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. This guidance will be effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted.  We anticipate adopting this guidance in the fourth quarter of 2018 and do not anticipate that our adoption will have a significant impact on our disclosures.

In August 2018, the FASB issued guidance to improve the effectiveness of disclosures by removing and adding certain disclosures related to defined benefit plans. This guidance will be effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. We anticipate adopting this guidance in the fourth quarter of 2018 and do not anticipate that our adoption will have a significant impact on our disclosures.

In August 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better reflect the economic results of an entity’s risk management activities in its financial statements, as well as to simplify the application of hedge accounting. Adoption of this amended guidance is required prospectively. This guidance will be effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We do not anticipate that our adoption will have a significant impact on our financial position, results of operations, cash flows, and disclosures.

In March 2016, and in subsequent updates, the FASB issued guidance on accounting for leases that requires lessees to recognize the rights and obligations created by leases on their balance sheets. This guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Modified retrospective adoption is required with respect to all leases that exist at or commence after the date of initial application of this guidance, with the option to use certain practical expedients.  We established a cross-functional team to manage the assessment, design, and implementation of this new guidance. We are continuing to implement processes and information technology tools and to evaluate our accounting policies and controls to address this guidance. While we are still assessing the impact of this guidance on our financial position, results of operations, cash flows, and disclosures, we currently expect our adoption to have a significant impact on our financial position and disclosures.

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

Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions.  The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period.  By excluding the accounting effects, both positive or negative, of certain items (e.g., restructuring charges, legal settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains and losses from curtailment or settlement of pension obligations, gains and losses on sales of certain assets, and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures.  These non-GAAP financial measures are used internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period.  While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

We use the following non-GAAP financial measures in this MD&A:

•     Sales change ex. currency refers to the increase or decrease in sales excluding the estimated impact of foreign currency translation and the currency adjustment for transitional reporting of highly inflationary economies (Argentina). The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations.

•     Organic sales change refers to the increase or decrease in sales excluding the estimated impact of foreign currency translation, the currency adjustment for transitional reporting of highly inflationary economies (Argentina), product line exits, acquisitions and divestitures, and, where applicable, the extra week in our fiscal year.

We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales growth from the ongoing activities of our businesses and provide greater ability to evaluate our results from period to period.

•                  Free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from sales (purchases) of investments and proceeds from insurance. Free cash flow is also adjusted for the cash contributions related to the termination of our U.S. pension plan.  We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Net Sales

The factors impacting reported sales change, as compared to the prior year periods, are shown in the table below.

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Reported sales change	5%	11%
Foreign currency translation	1	(3)
Sales change ex. currency	6%	8%
Acquisitions	–	(2)
Organic sales change	6%	6%

In the three months ended September 29, 2018, net sales increased on an organic basis primarily due to higher volume and prices.

In the nine months ended September 29, 2018, net sales increased on an organic basis primarily due to higher volume.

Net Income

Net income increased by approximately $29 million in the first nine months of 2018 compared to the same period last year. Major factors affecting net income in the first nine months of 2018 compared to the prior year period included the following:

•                  The combined effect of volume and mix

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  Foreign currency translation

Offsetting factors:

•                  Higher restructuring charges

•                  Higher employee-related costs

•                  Growth investments

Cost Reduction Actions

2018 Plan

In April 2018, we approved a restructuring plan (the “2018 Plan”) associated with the consolidation of the European footprint of our Label and Graphic Materials (“LGM”) reportable segment that is expected to result in a headcount reduction of 350 to 400 positions related to the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. We expect the 2018 Plan to be largely complete by the end of 2019.

During the nine months ended September 29, 2018, we recorded $54.8 million in restructuring charges, net of reversals, related to the 2018 Plan.  These charges consisted of severance and related costs for the reduction of approximately 345 positions, as well as asset impairment charges.  The vast majority of the cash payments associated with these charges is expected to be made in 2019. We anticipate annualized savings from the 2018 Plan of approximately $25 million, beginning in 2020.

During the three months ended September 29, 2018, we recorded a reduction in restructuring charges related to the 2018 Plan due to a change in management’s estimate of severance and related costs.

2015/2016 Actions

During the nine months ended September 29, 2018, we recorded $10.9 million in restructuring charges, net of reversals, related to restructuring actions initiated during the third quarter of 2015 (“2015/2016 Actions”). These charges consisted of severance and related costs for the reduction of approximately 500 positions, lease cancellation costs, and asset impairment charges.

Impact of Cost Reduction Actions

We anticipate savings from cost reduction actions, net of transition costs, of approximately $30 million in 2018.

Restructuring charges were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

U.S. Pension Plan Termination

In July 2018, our Board of Directors (“Board”) approved the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan, effective as of September 28, 2018. In connection with the termination, we contributed $200 million to the ADPP in August 2018 using U.S. commercial paper borrowings. The ADPP’s net pension benefit obligation based on 2017 year end discount rates was underfunded by approximately $24 million as of September 29, 2018.  We expect to settle the long-term liability associated with the ADPP termination through a combination of (i) lump-sum payments in 2018 to eligible participants who elect to receive them and (ii) the purchase of a group annuity contract from one or more yet-to-be-identified highly rated insurance companies in the first half of 2019. The actual amount of our long-term liability when it is transferred will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. We currently estimate the total non-cash charge associated with the termination of the ADPP to be between $575 million and $600 million, approximately $100 million of which we expect to recognize during the fourth quarter of 2018 and the remainder of which we expect to recognize at the time the remaining pension liability is transferred in 2019.

Adoption of New Accounting Pronouncement and Guidance Updates

In 2018, we adopted a new accounting pronouncement and four accounting guidance updates. Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Highly Inflationary Economy

On July 1, 2018, we began accounting for our operations in Argentina as highly inflationary, as the country’s three-year cumulative inflation rate exceeded 100%.  As a result, the functional currency of our Argentine subsidiary became the U.S. dollar.

Cash Flow

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net cash provided by operating activities	$187.7	$389.9
Purchases of property, plant and equipment	(132.7)	(111.4)
Purchases of software and other deferred charges	(21.5)	(23.5)
Proceeds from sales of property, plant and equipment	9.4	3.0
Sales (purchases) of investments and proceeds from insurance, net	17.6	(2.0)
Pension plan contribution for plan termination	200.0	–
Free cash flow	$260.5	$256.0

In the first nine months of 2018, net cash provided by operating activities decreased compared to the same period last year primarily due to our $200 million contribution to the ADPP associated with its termination, as well as higher income tax payments, net of refunds, and higher incentive compensation payments, partially offset by higher net income. In the first nine months of 2018, free cash flow increased compared to the same period last year primarily due to higher net proceeds from sales of investments and insurance and higher proceeds from sales of property, plant and equipment, partially offset by higher capital and software expenditures.

Outlook

Certain factors that we believe may contribute to our 2018 results are described below.

•                  We expect our net sales to increase by approximately 8.5%.

•                  Assuming the continuation of foreign currency rates in effect during October 2018, we expect foreign currency translation to increase pre-tax operating income by approximately $12 million.

•                  We estimate our full-year effective tax rate to be approximately 20%.

•                  We anticipate our capital and software expenditures to be between $250 million and $260 million.

•                  We estimate restructuring charges of approximately $70 million.

•                  We estimate the net effect of non-cash charges and the tax impact related to the ADPP termination to reduce net income by $45 million to $65 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

Income Before Taxes

	Three Months Ended
(In millions, except percentages)	September 29, 2018	September 30, 2017
Net sales	$1,759.7	$1,679.5
Cost of products sold	1,300.5	1,227.9
Gross profit	459.2	451.6
Marketing, general and administrative expense	270.5	273.5
Other (income) expense, net	(3.0)	10.8
Interest expense	14.7	16.8
Other non-operating expense	9.0	3.7
Income before taxes	$168.0	$146.8

Gross profit margin	26.1%	26.9%

Gross Profit Margin

Gross profit margin for the third quarter of 2018 decreased compared to the same period last year reflecting the net impact of pricing and raw material costs and growth investments.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the third quarter of 2018 compared to the same period last year reflecting lower employee-related costs and foreign currency translation, partially offset by growth investments.

Other (Income) Expense, net

	Three Months Ended
(In millions)	September 29, 2018	September 30, 2017
Other (income) expense, net by type
Restructuring charges:
Severance and related costs, net of reversals	$(7.1)	$8.7
Asset impairment charges and lease cancellation costs	.7	1.8
Other items:
Argentine peso remeasurement transition loss	3.4	–
Transaction costs	–	.3
Other (income) expense, net	$(3.0)	$10.8

Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information associated with restructuring charges.

Interest Expense

Interest expense decreased in the third quarter of 2018 compared to the same period last year reflecting our repayment of senior notes in October 2017, which was financed by commercial paper borrowings at a lower interest rate.  Refer to Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

Other Non-Operating Expense

In the first quarter of 2018, we adopted an accounting guidance update that requires employers with defined benefit plans to present the components of net periodic benefit cost other than service cost, outside of operating income.  Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information. Other non-operating expense increased in the third quarter of 2018 compared to the same period last year due to settlement losses associated with two U.S. nonqualified benefit plans, partially offset by a higher expected return on plan assets in certain of our international defined benefit pension plans.

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	September 29, 2018	September 30, 2017
Income before taxes	$168.0	$146.8
Provision for income taxes	17.7	38.5
Equity method investment net losses	(.8)	–
Net income	$149.5	$108.3
Per share amounts:
Net income per common share	$1.71	$1.23
Net income per common share, assuming dilution	1.69	1.20

Effective tax rate	10.5%	26.2%

Avery Dennison Corporation

Provision for Income Taxes

Our effective tax rate for the three months ended September 29, 2018 compared to the same period last year reflected a decrease in the U.S. federal statutory tax rate from 35% to 21%, offset by net tax charges related to certain U.S. international tax provisions, the loss of domestic manufacturing deductions, and limitations on the deductibility of our executive compensation, all as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017.

Our effective tax rate for the three months ended September 29, 2018 included net discrete tax benefits of $36.6 million reflecting return to provision adjustments recognized in the third quarter primarily related to an incremental $31 million tax benefit from our U.S. pension plan contributions and an $8.6 million tax benefit from recognition of a net foreign currency loss, both of which were deducted at. a tax rate higher than 21%, concurrent with the completion of our 2017 U.S. federal income tax return.  The $31 million tax benefit was related to the ADPP termination approved by our Board in July 2018, as well as lump-sum payments associated with two U.S. nonqualified benefit plans. Refer to Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information. The $8.6 million tax benefit related to our election of a mark-to-market method of accounting on our 2017 U.S. federal income tax return to realize certain fair value adjustments.

Our effective tax rate can vary widely from quarter to quarter due to interim reporting requirements and the recognition of discrete events. Refer to Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Three Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net sales including intersegment sales	$1,215.1	$1,153.5
Less intersegment sales	(20.9)	(16.2)
Net sales	$1,194.2	$1,137.3
Operating income(1)	152.9	147.5

(1)Included charges associated with restructuring, net of reversals, in both quarters, Argentine peso remeasurement transition loss in 2018, and transaction costs in 2017.	$(6.0)	$3.2

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
September 29, 2018
Reported sales change	5%
Foreign currency translation	1
Sales change ex. currency	6%
Organic sales change	6%

In the third quarter of 2018, net sales increased on an organic basis primarily due to higher volume and prices. Sales increased on an organic basis at high-single digit rates in the emerging markets and North America. Sales increased on an organic basis at a low-single digit rate in Western Europe.

Avery Dennison Corporation

Operating Income

Operating income increased in the third quarter of 2018 compared to the same period last year due to higher volume/mix and a reversal of restructuring charges, partially offset by the net impact of pricing and raw material costs, excluding the effects of foreign currency, growth-related investments and higher employee-related costs.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net sales including intersegment sales	$399.7	$374.5
Less intersegment sales	(1.3)	(.7)
Net sales	$398.4	$373.8
Operating income(1)	42.4	26.1

(1)Included charges associated with restructuring in both quarters.	$3.0	$7.4

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
September 29, 2018
Reported sales change	7%
Foreign currency translation	2
Sales change ex. currency(1)	8%
Organic sales change(1)	8%

(1)Total may not sum due to rounding.

In the third quarter of 2018, net sales increased on an organic basis driven by strength in both the base business and radio-frequency identification solutions.

Operating Income

Operating income increased in the third quarter of 2018 compared to the same period last year primarily reflecting higher volume, productivity initiatives, including savings from restructuring actions, net of transition costs, and lower restructuring charges, partially offset by growth-related investments and higher employee-related costs.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net sales including intersegment sales	$169.7	$170.5
Less intersegment sales	(2.6)	(2.1)
Net sales	$167.1	$168.4
Operating income(1)	15.3	14.2

(1)Included transaction costs in 2017.	$–	$.2

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
September 29, 2018
Reported sales change	(1)%
Foreign currency translation	–
Sales change ex. currency(1)	–%
Organic sales change(1)	–%

(1)Total may not sum due to rounding.

Avery Dennison Corporation

In the third quarter of 2018, net sales were comparable with the prior year on an organic basis as a decline in the demand for products serving the China automotive market was largely offset by mid-single digit growth for the rest of the industrial categories.

Operating Income

Operating income increased in the third quarter of 2018 compared to the same period last year primarily due to lower transaction and transition costs related to prior year acquisitions, as well as lower employee-related costs, which more than offset growth-related investments and the net impact of pricing and raw material costs.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

Income Before Taxes

	Nine Months Ended
(In millions, except percentages)	September 29, 2018	September 30, 2017
Net sales	$5,390.3	$4,878.5
Cost of products sold	3,946.3	3,531.9
Gross profit	1,444.0	1,346.6
Marketing, general and administrative expense	853.0	824.1
Other expense, net	66.9	27.5
Interest expense	42.2	49.7
Other non-operating expense	14.9	13.1
Income before taxes	$467.0	$432.2

Gross profit margin	26.8%	27.6%

Gross Profit Margin

Gross profit margin for the first nine months of 2018 decreased compared to the same period last year reflecting the net impact of pricing and raw material costs, excluding the effects of foreign currency, and the impact of acquisitions and other growth investments.

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the first nine months of 2018 compared to the same period last year reflecting the impact of acquisitions and other growth investments and the impact of foreign currency translation, partially offset by benefits from productivity initiatives, including savings from restructuring, net of transition costs.

Other Expense, net

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Other expense, net by type
Restructuring charges:
Severance and related costs, net of reversals	$56.0	$21.7
Asset impairment charges and lease cancellation costs	9.7	2.1
Other items:
Argentine peso remeasurement transition loss	3.4	–
Other restructuring-related charge	.5	–
Net gain on sale of assets	(2.7)	–
Transaction costs	–	3.7
Other expense, net	$66.9	$27.5

Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information associated with restructuring charges.

Interest Expense

Interest expense decreased in the first nine months of 2018 compared to the same period last year reflecting our repayment of senior notes in October 2017, which was financed by commercial paper borrowings at a lower interest rate.  Refer to Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Other Non-Operating Expense

In the first quarter of 2018, we adopted an accounting guidance update that requires employers with defined benefit plans to present the components of net periodic benefit cost other than service cost outside of operating income.  Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information. Other non-operating expense increased in the first nine months of 2018 compared to the same period last year due to settlement losses associated with two U.S. nonqualified benefit plans, partially offset by a higher expected return on plan assets in certain of our international defined benefit pension plans.

Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts and percentages)	September 29, 2018	September 30, 2017
Income before taxes	$467.0	$432.2
Provision for income taxes	94.9	90.8
Equity method investment net losses	(1.8)	–
Net income	$370.3	$341.4
Per share amounts:
Net income per common share	$4.22	$3.86
Net income per common share, assuming dilution	4.16	3.79

Effective tax rate	20.3%	21.0%

Provision for Income Taxes

Our effective tax rate for the nine months ended September 29, 2018 compared to the same period last year reflected a decrease in the U.S. federal statutory tax rate from 35% to 21%, offset by net tax charges related to certain U.S. international tax provisions, the loss of domestic manufacturing deductions, and limitations on the deductibility of our executive compensation, all as a result of the TCJA.

Our effective tax rate for the nine months ended September 29, 2018 included net discrete tax benefits of $37.3 million reflecting return to provision adjustments recognized in the third quarter primarily related to an incremental $31 million tax benefit from our U.S. pension plan contributions and an $8.6 million tax benefit from recognition of a net foreign currency loss, both of which were deducted at a tax rate higher than 21%, concurrent with the completion of our 2017 U.S. federal income tax return..  The $31 million tax benefit related to the ADPP termination approved by our Board in July 2018, as well as lump-sum payments associated with two U.S. nonqualified benefit plans.  Refer to Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information. The $8.6 million tax benefit was related to our election of a mark-to-market method of accounting on our 2017 U.S. federal income tax return to realize certain fair value adjustments.

Our effective tax rate for the nine months ended September 29, 2018 also included net tax charges related to: (i) the effects of certain U.S. international tax provisions imposed by TCJA, such as Global Intangible Low-taxed Income (“GILTI”), Base Erosion Antiabuse Tax (“BEAT”), and Foreign Derived Intangible Income (“FDII”); (ii) tax charges for foreign withholding taxes on our current year earnings; and (iii) discrete items primarily from excess tax benefits associated with stock-based payments and changes in our uncertain tax positions.

Our effective tax rate for the nine months ended September 30, 2017 included net tax benefits related to releases of valuation allowance on certain U.S. state deferred tax assets and changes in our uncertain tax positions.

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net sales including intersegment sales	$3,729.3	$3,397.9
Less intersegment sales	(59.6)	(47.9)
Net sales	$3,669.7	$3,350.0
Operating income(1)	418.1	436.6

(1)Included charges associated with restructuring in both years, Argentine peso remeasurement transition loss, other restructuring-related charge and loss on sale of assets in 2018, and transaction costs in 2017.	$59.9	$10.4

Net Sales

The factors impacting the reported sales change are shown in the table below.

Nine Months Ended
September 29, 2018
Reported sales change	10%
Foreign currency translation	(4)
Sales change ex. currency	6%
Organic sales change	6%

In the first nine months of 2018, net sales increased on an organic basis primarily due to higher volume. Net sales increased on an organic basis at mid-single digit rates in emerging markets and North America. Sales increased on an organic basis at a low- to mid-single digit rate in Western Europe.

Operating Income

Operating income decreased in the first nine months of 2018 compared to the same period last year primarily reflecting higher restructuring charges, higher employee-related costs, and the net impact of pricing and raw material costs, excluding the effects of foreign currency, partially offset by the combined effect of volume and mix, as well as a net benefit from changes in foreign currency.

Retail Branding and Information Solutions

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net sales including intersegment sales	$1,204.0	$1,118.0
Less intersegment sales	(2.9)	(2.3)
Net sales	$1,201.1	$1,115.7
Operating income(1)	122.4	82.9

(1)Included charges associated with restructuring in both years, net gain on sales of assets in 2018, and transaction costs related to sale of product line in 2017.	$9.1	$14.0

Net Sales

The factors impacting the reported sales change are shown in the table below.

Nine Months Ended
September 29, 2018
Reported sales change	8%
Foreign currency translation	(1)
Sales change ex. currency	7%
Organic sales change	7%

Avery Dennison Corporation

In the first nine months of 2018, net sales increased on an organic basis driven by strength in both radio-frequency identification solutions and the base business.

Operating Income

Operating income increased in the first nine months of 2018 compared to the same period last year reflecting higher volume, productivity initiatives, including savings from restructuring actions, net of transition costs, and lower amortization of other intangibles resulting from business acquisitions, partially offset by higher employee-related costs and growth investments.

Industrial and Healthcare Materials

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net sales including intersegment sales	$526.3	$418.1
Less intersegment sales	(6.8)	(5.3)
Net sales	$519.5	$412.8
Operating income(1)	44.9	39.1

(1)Included charges associated with restructuring in both years and transaction costs in 2017.	$.2	$3.1

Net Sales

The factors impacting the reported sales change are shown in the table below.

Nine Months Ended
September 29, 2018
Reported sales change	26%
Foreign currency translation	(3)
Sales change ex. currency	23%
Acquisitions	(21)
Organic sales change	2%

In the first nine months of 2018, net sales increased on an organic basis primarily due to higher volume in industrial categories.

Operating Income

Operating income increased in the first nine months of 2018 compared to the same period last year driven by organic growth and the net impact of acquisitions, partially offset by growth investments.

FINANCIAL CONDITION

Liquidity

Operating Activities

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net income	$370.3	$341.4
Depreciation and amortization	136.0	134.8
Provision for doubtful accounts and sales returns	34.3	28.1
Net losses from impairments, sale of assets and investment settlements	5.9	1.2
Stock-based compensation	24.8	22.2
Loss from settlement of pension obligations	7.4	–
Deferred income taxes	(7.8)	(7.6)
Other non-cash expense and loss	41.5	41.0
Changes in assets and liabilities and other adjustments	(424.7)	(171.2)
Net cash provided by operating activities	$187.7	$389.9

Avery Dennison Corporation

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first nine months of 2018, cash flow from operating activities decreased compared to the same period last year primarily due to our $200 million contribution to the ADPP associated with its termination, higher income tax payments, net of refunds, and higher incentive compensation payments, partially offset by higher net income.

Investing Activities

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Purchases of property, plant and equipment	$(132.7)	$(111.4)
Purchases of software and other deferred charges	(21.5)	(23.5)
Proceeds from sales of property, plant and equipment	9.4	3.0
Sales (purchases) of investments and proceeds from insurance, net	17.6	(2.0)
Payments for acquisitions, net of cash acquired, and investments in businesses	(.2)	(309.5)
Net cash used in investing activities	$(127.4)	$(443.4)

Purchases of Property, Plant and Equipment

During the first nine months of 2018, we invested in equipment to support growth in Asia, North America, and Europe and to improve manufacturing productivity.  During the first nine months of 2017, we invested in equipment to support growth in Asia, Europe, and North America and to improve manufacturing productivity.

Purchases of Software and Other Deferred Charges

During the first nine months of 2018, we invested in information technology primarily associated with enterprise resource planning system implementations in North America and Asia.  During the first nine months of 2017, we invested in information technology primarily associated with enterprise resource planning system implementations in North America, Asia, and Europe.

Proceeds from Sales of Property, Plant and Equipment

During the first nine months of 2018, we received $9.4 million from sales of property, plant and equipment, the majority of which was related to the sale of two properties in Europe.

Payments for Acquisitions

During the first nine months of 2017, the aggregate payments for acquisitions, net of cash acquired, was approximately $310 million, which we funded through cash and existing credit facilities.

Financing Activities

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net increase (decrease) in borrowings (maturities of three months or less)	$301.4	$(220.1)
Additional long-term borrowings	–	526.6
Repayments of long-term debt and capital leases	(4.4)	(2.5)
Dividends paid	(130.6)	(115.8)
Share repurchases	(175.1)	(104.8)
Proceeds from exercises of stock options, net	1.0	17.7
Tax withholding for stock-based compensation	(32.9)	(20.3)
Payments of contingent consideration	(17.3)	–
Net cash (used in) provided by financing activities	$(57.9)	$80.8

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first nine months of 2018 and 2017, our commercial paper borrowings were used to fund share repurchase activity, dividend payments, and capital expenditures, and for other general corporate purposes. In connection with its termination, U.S. commercial paper borrowings were also used to fund our $200 million contribution to the ADPP in August 2018.

In March 2017, we issued €500 million of senior notes, due March 2025. The senior notes bear an interest rate of 1.25% per year, payable annually in arrears. The net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were $526.6 million (€495.5 million), a portion of which was used to repay commercial paper borrowings that we used to finance a portion of our acquisition of the European business of Mactac.  During the third quarter of 2017, we used the remainder for general corporate purposes, including other acquisitions.

Refer to Note 4, “Debt” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Dividend Payments

We paid dividends of $1.49 per share in the first nine months of 2018 compared to $1.31 per share in the same period last year. In April 2018, we increased our quarterly dividend to $.52 per share, representing an increase of approximately 16% from our previous dividend rate of $.45 per share.

Share Repurchases

During the first nine months of 2018, we repurchased approximately 1.6 million shares of our common stock at an aggregate cost of $175.1 million. During the first nine months of 2017, we repurchased approximately 1.3 million shares of our common stock at an aggregate cost of $104.8 million.

In April 2017, our Board authorized the repurchase of additional shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization.  Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. As of September 29, 2018, shares of our common stock in the aggregate amount of $450.2 million remained authorized for repurchase under the April 2017 Board authorization.

Payment of Contingent Consideration

During the first nine months of 2018, we paid $17.3 million of contingent consideration related to the achievement of certain performance targets for acquisitions completed in 2017.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the nine months ended September 29, 2018, goodwill decreased by approximately $32 million to $953 million due to purchase price adjustments related to the acquisition of Yongle Tape Ltd. completed in June 2017 and the impact of foreign currency translation.

In the nine months ended September 29, 2018, other intangibles resulting from business acquisitions, net, decreased by approximately $18 million to $149 million, which primarily reflected current year amortization expense.

Refer to Note 3, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the nine months ended September 29, 2018, other assets decreased by approximately $14 million to $439 million, which primarily reflected a decrease in tax-related deferred charges as the result of our adoption of the accounting guidance update related to intra-entity transfer of assets other than inventory described in Note 1, “General,” of the unaudited Condensed Consolidated Financial Statements and a decrease in the cash surrender value of our corporate-owned life insurance policies, partially offset by an increase in non-current income taxes and purchases of software and other deferred charges, net of amortization.

In the nine months ended September 29, 2018, long-term retirement benefits and other liabilities decreased by approximately $276 million to $354 million, primarily reflecting our pension plan contribution and a reclassification of the remaining obligations to other current liabilities as a result of the termination of the ADPP, a reduction in contingent consideration liabilities, and contributions to our international pension plans.

Shareholders’ Equity Accounts

As of September 29, 2018, the balance of our shareholders’ equity was $1.05 billion. Refer to Note 11, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Impact of Foreign Currency Translation

Nine Months Ended
(In millions)	September 29, 2018
Change in net sales	$133
Change in net income	15

International operations generated approximately 77% of our net sales during the nine months ended September 29, 2018.  Our results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The favorable impact of foreign currency translation on net sales in the first nine months of 2018 compared to the same period last year was primarily related to euro-denominated sales and sales in China.

Avery Dennison Corporation

On July 1, 2018, we began accounting for our operations in Argentina as highly inflationary, as the country’s three-year cumulative inflation rate exceeded 100%. As a result, the functional currency of our Argentine subsidiary became the U.S. dollar.  A $3.4 million remeasurement transition loss on our Argentine-peso-denominated monetary assets and liabilities was recognized in earnings in other (income) expense, net.

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

Working Capital and Operational Working Capital Ratios

Working capital (current assets minus current liabilities), as a percentage of annualized net sales, decreased to 0% in the first nine months of 2018 from 4% in the first nine months of 2017 primarily as a result of increases in short-term borrowings and current portion of long-term debt and capital leases and other current liabilities, as well as an increase in annualized net sales, partially offset by an increase in operational working capital.

Operational working capital, as a percentage of annualized net sales, is reconciled with working capital below.  Our objective is to minimize our investment in operational working capital, as a percentage of annualized net sales, to maximize cash flow and return on investment.

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
(A) Working capital	$.6	$260.0
Reconciling items:
Cash and cash equivalents	(217.6)	(232.3)
Other current assets	(219.4)	(239.4)
Assets held for sale	(3.6)	(6.8)
Short-term borrowings and current portion of long-term debt and capital leases	571.7	383.0
Accrued payroll and employee benefits and other current liabilities	738.5	691.1
(B) Operational working capital	$870.2	$855.6
(C) Annualized net sales (year-to-date sales, divided by three and multiplied by four)	$7,187.1	$6,504.7
Working capital, as a percentage of annualized net sales: (A) ÷ (C)	–%	4.0%
Operational working capital, as a percentage of annualized net sales: (B) ÷ (C)	12.1%	13.2%

Accounts Receivable Ratio

The average number of days sales outstanding was 63 days in the first nine months of 2018 compared to 64 days in the first nine months of 2017, calculated using the three-quarter average trade accounts receivable balance divided by the average daily sales for the first nine months. The decrease in the average number of days outstanding from prior year primarily reflected the impact of foreign currency translation and the timing of collections.

Inventory Ratio

Average inventory turnover was 7.8 in both the first nine months of 2018 and 2017, calculated using the annualized cost of sales (year-to-date cost of sales, divided by three and multiplied by four) divided by the three-quarter average inventory balance.

Accounts Payable Ratio

The average number of days payable outstanding was 73 days in the first nine months of 2018 compared to 72 days in the first nine months of 2017, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months. The increase in the average number of days payable outstanding from the prior year primarily reflected the timing of vendor payments, partially offset by the impact of acquisitions completed in 2017 and foreign currency translation.

Avery Dennison Corporation

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing. At September 29, 2018, we had cash and cash equivalents of $217.6 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world. At September 29, 2018, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

To meet U.S. cash requirements, we have several cost-effective liquidity options available.  These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings and profits. However, if we were to repatriate incremental foreign earnings and profits, we may be subject to withholding taxes imposed by foreign tax authorities and additional U.S. taxes due to the impact of foreign currency movements related to these earnings and profits.

In 2017, we amended and restated our revolving credit facility (the “Revolver”), increasing the amount available from certain domestic and foreign banks from $700 million to $800 million.  The amendment also extended the Revolver’s maturity date to November 8, 2022.  The maturity date may be extended for additional one-year periods under certain circumstances.  The commitments under the Revolver may be increased by up to $300 million, subject to lender approval and customary requirements.  The Revolver is used as a back-up facility for our commercial paper program and can be used for other corporate purposes.  The Revolver contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of September 29, 2018 and December 30, 2017, we were in compliance with our financial covenants.

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

Capital from Debt

The carrying value of our total debt increased by approximately $285 million in the first nine months of 2018 to $1.87 billion, primarily reflecting a net increase in commercial paper borrowings to support operational needs and to fund our $200 million contribution to the ADPP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the third quarter of 2018 are listed in the table below.  Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
July 1, 2018 – July 28, 2018	226.5	$103.03	226.5
July 29, 2018 – August 25, 2018	179.3	110.16	179.3
August 26, 2018 – September 29, 2018	270.5	107.51	270.5
Total	676.3	$106.71	676.3	$450.2

(1)The periods shown are our fiscal periods during the thirteen-week quarter ended September 29, 2018.

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

October 30, 2018