Form 10-K
period 2018-12-29
Avery Dennison Corp
filed 2019-02-27
CIK 8818

Use these links to rapidly review the document
TABLE OF CONTENT

2018 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

          The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $8,878,483,404.

          Number of shares of common stock, $1 par value, outstanding as of February 23, 2019, the end of the registrant's most recent fiscal month: 83,980,757.

          The following documents are incorporated by reference into the Parts of this Form 10-K indicated below:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended December 29, 2018 (filed as Exhibit 13 hereto)	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 25, 2019	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2018 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    BUSINESS

Company Background

        Avery Dennison Corporation ("Avery Dennison" or the "Company," "Registrant," or "Issuer," and generally referred to as "we" or "us") was incorporated in Delaware in 1977 as Avery International Corporation, the successor corporation to a California corporation of the same name incorporated in 1946. In 1990, we merged one of our subsidiaries into Dennison Manufacturing Company ("Dennison"), as a result of which Dennison became our wholly-owned subsidiary and in connection with which our name was changed to Avery Dennison Corporation. You can learn more about us by visiting our website at www.averydennison.com. Our website address provided in this Form 10-K is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference into this report.

Business Overview and Reportable Segments

        Our businesses include the production of pressure-sensitive materials and a variety of tickets, tags, labels and other converted products. We sell most of our pressure-sensitive materials to label printers and converters that convert the materials into labels and other products through embossing, printing, stamping and die-cutting. We sell other pressure-sensitive materials in converted form as tapes and reflective sheeting. We also manufacture and sell a variety of other converted products and items not involving pressure-sensitive components, such as fasteners, tickets, tags, radio-frequency identification ("RFID") inlays and tags, and imprinting equipment and related solutions, which serve the apparel and other end markets.

        Our reportable segments for fiscal year 2018 were:

  •
  Label and Graphic Materials ("LGM");

  •
  Retail Branding and Information Solutions ("RBIS"); and

  •
  Industrial and Healthcare Materials ("IHM").

        In 2018, the LGM, RBIS, and IHM segments made up approximately 68%, 22% and 10%, respectively, of our total sales.

        In 2018, international operations constituted a substantial majority of our business, representing approximately 77% of our sales. As of December 29, 2018, we operated approximately 180 manufacturing and distribution facilities worldwide with approximately 30,000 employees and operations in over 50 countries.

LGM Segment

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

        Our graphics and reflective products include a variety of films and other products that are sold to the architectural, commercial sign, digital printing, and other related market segments. We also sell durable cast and reflective films to the construction, automotive and fleet transportation market segments and reflective films for traffic and safety applications. We provide sign shops, commercial printers and designers a broad range of pressure-sensitive materials to enable them to create impactful and informative brand and decorative graphics. We have an array of pressure-sensitive vinyl and specialty materials designed for digital imaging, screen printing and sign cutting applications.

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

RBIS Segment

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

IHM Segment

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

        These tapes and fasteners are sold worldwide to original equipment manufacturers and their suppliers. The tapes are available in roll form and in a wide range of face materials, sizes, thicknesses and adhesive properties, and are used in various bonding and fastening applications in the automotive, electronics, building and construction, other industrial, and personal care segments.

        Our Vancive-brand products include an array of PSA materials and products that address the needs of medical device manufacturers, converters, clinicians, and patients for surgical, wound and skin care, ostomy, diagnostic, electromedical and wearable device applications.

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

Raw Materials

        In 2018, we experienced raw material inflation in most of our markets worldwide. In response, we continued to re-engineer our products and drive savings through our procurement function, as well as raise prices. These actions largely offset the raw material inflation we experienced during the year. While we have received sufficient quantities of raw materials to meet our production requirements to date, it is difficult to predict future shortages of raw materials or the impact any such shortages would have. We have avoided disruption to our manufacturing operations through carefully managing our existing raw material inventories and maintaining strategic relationships with our suppliers and additional supply sources.

Research and Development

        Many of our products are the result of our research and development efforts. Our research efforts are directed primarily toward developing new products and operating techniques and improving productivity, sustainability, and product performance, often in close association with customers. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in our LGM and IHM segments. Additionally, we focus on research projects related to RFID and external embellishments in our RBIS segment and medical technologies in our IHM segment, for both of which we hold and license a number of patents.

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

Available Information

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We also make available on our website our (i) Amended and Restated Certificate of Incorporation, (ii) Amended and Restated Bylaws, (iii) Corporate Governance Guidelines, (iv) Code of Conduct, which applies to our directors, officers and employees, (v) Code of Ethics for the Chief Executive Officer and Senior Financial Officers, (vi) charters of the Audit and Finance, Compensation and Executive Personnel, and Governance and Social Responsibility Committees of our Board of Directors, and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge upon written request to our Corporate Secretary, Avery Dennison Corporation, 207 Goode Avenue, Glendale, California 91203.

        Reports filed with or furnished to the SEC may be viewed at www.sec.gov.

Item 1A.    RISK FACTORS

        The risk factors described in this section, as well as the matters generally described in this Annual Report on Form 10-K and the documents incorporated herein by reference, could materially adversely affect our business, including our results of operations, cash flows and financial condition, and cause the value of our securities to decline. This list of risks is not exhaustive. Our ability to attain our goals and objectives is dependent on numerous factors and risks, including, but not limited to, the primary ones described in this section.

The demand for our products is impacted by the effects of, and changes in, worldwide economic, political and market conditions, which could have a material adverse effect on our business.

        In 2018, approximately 77% of our sales were from international operations. We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

        Macroeconomic developments such as slower growth in the geographic regions in which we operate, the restructuring of European sovereign and other debt obligations, the continuing uncertainty surrounding the exit of the United Kingdom ("UK") from the European Union (commonly known as "Brexit"), and uncertainty in the global credit or financial markets leading to a loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates. Fluctuations in currencies, such as the value of the euro, Chinese renminbi, and Argentine peso in 2018, can result in a variety of negative effects, including lower revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles.

        We continue to face uncertainty with respect to trade relations between the U.S. and many of its trading partners. During 2018, the U.S. government imposed tariffs on products imported into the U.S. This resulted in reciprocal tariffs on goods imported from the U.S. into China, the European Union, Mexico, Canada, and a few other countries. The impacts on our operations to date have been insignificant. There remains a significant risk that additional tariffs or other restrictions could be imposed on products imported from these or other countries, or that relations with these countries could more broadly deteriorate. These countries could retaliate by imposing similar tariffs or restrictions on products exported from the U.S. Any of these actions or further developments in U.S. trade relations could have a material adverse effect on our business.

        In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as civil, political and economic disturbances in countries such as Russia, Ukraine, Syria, Iraq, Iran, Turkey, North Korea and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have material adverse effects on our business. We are not able to predict the duration and severity of adverse economic, political or market conditions in the U.S. or other countries.

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or offset raw material and labor costs. Raw material cost increases could materially adversely affect our business.

        The environment for raw materials used in our businesses could become challenging and volatile, impacting availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor and energy have occurred in the past, and could recur. In 2018, we announced targeted price increases in our LGM segment in all regions to address raw material inflation. Our performance depends in part on our ability to offset cost increases for raw materials by raising the selling prices for our products and improving productivity.

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

We are affected by changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences. If we do not compete effectively or respond appropriately to these market changes, it could reduce market demand, or we could lose market share or be forced to reduce selling prices to maintain market share, which could materially adversely affect our business.

        We are at risk that existing or new competitors, which include some of our customers, distributors, and suppliers, will expand in our key market segments or develop new technologies, enhancing their competitive position relative to ours. Competitors also may be able to offer additional products, services, lower prices, or other incentives that we cannot or would not offer or that would make our products less profitable. There can be no assurance that we will be able to compete successfully against current or future competitors or new technologies.

        We are also at risk that changes in consumer preferences or laws and regulations related to the use of plastics could reduce demand for our products. We have developed new products to address the need for increased recyclability of plastic packaging, and are developing new solutions to address this challenge in collaboration with our customers and the businesses in our supply chain. There can be no assurance that these efforts will be successful, and a significant reduction in the use of plastic packaging could materially adversely affect demand for our products.

        We also are at risk to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in our incentive programs, or changes in the customer's ability to achieve incentive targets. Changes in customers' preferences for our products can also affect demand for our products and a decline in demand for our products could have a material adverse effect on our business. For example, in 2016, we announced a program loss in personal care tapes that had a significant negative impact on the results of our IHM segment in 2016 and 2017.

We have recently acquired companies and are likely to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and employees.

        To grow existing businesses and expand into new areas, we have made acquisitions and are likely to continue doing so. In 2016, we completed the acquisition of the European business of Mactac, a leading manufacturer of high-quality pressure-sensitive materials serving several graphics, specialty labels and industrial tapes segments, for $220 million. In 2017, we completed the following acquisitions for an aggregate of approximately $340 million: Yongle Tape Ltd., a China-based manufacturer of specialty tapes and related products used in a variety of industrial markets; Finesse Medical Ltd., an Ireland-based manufacturer of healthcare products used in the management of wound care and skin conditions; and the net assets of Hanita Coatings Rural Cooperative Association Limited, an Israel-based pressure-sensitive manufacturer of specialty films and laminates, and stock of certain of its subsidiaries. Although we did not make any acquisitions in 2018, we continued to evaluate potential targets and ensure we have a robust pipeline of acquisition opportunities.

        Various risks, uncertainties, and costs are associated with acquisitions. Effective integration of systems, controls, employees, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve and the results of integration actions are uncertain. In addition, we may not be able to retain key employees of an acquired company or successfully execute integration strategies and achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and those of the acquired company or companies may suffer due to uncertainty or diversion of management attention. There can be no assurance that any acquisitions will be successful and contribute to our profitability and we may not be able to identify value-accretive targets or execute additional acquisitions in the future.

Because some of our products are sold by third parties, our business depends in part on the financial health of these parties and their customers.

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

        We manufacture most of our products, but we also occasionally use third-party manufacturers to optimize production efficiencies, manage capacity overflow, and produce specialty jobs, particularly in our RBIS segment. Outsourcing manufacturing reduces our ability to prevent product quality issues, late deliveries, customer dissatisfaction and noncompliance with customer requirements. While we have stringent onboarding processes and continuous performance assessments for these outsourced manufacturers, we may experience quality issues and customer dissatisfaction that could have a material adverse effect on our business.

Our operations and activities outside of the U.S. may subject us to risks different from and potentially greater than those associated with our domestic operations.

        A substantial portion of our employees and assets are located outside of the U.S. and, in 2018, the substantial majority of our sales was generated from customers located outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face with respect to our domestic operations, including our less extensive knowledge of and relationships with contractors, suppliers, distributors and customers in certain of these markets; changes in foreign political, regulatory and economic conditions, including nationally, regionally and locally; materially adverse effects of changes in exchange rates for foreign currencies; laws and regulations impacting the ability to repatriate foreign earnings; challenges of complying with a wide variety of foreign laws and regulations, including those relating to sales, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to regulate our international operations and monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, such as the UK's Bribery Act of 2010; differences in lending practices; challenges with complying with applicable export and import control laws and regulations; and differences in languages, cultures and time zones.

        There is also continued uncertainty as to how Brexit will affect the legal and regulatory environment in the European Union and the UK, as well as whether other countries in the European Union may approve similar measures and cause further uncertainty in the region. While our operations in the UK are relatively small, the realization of any of these risks or the failure to comply with any laws or regulations in the European Union or the UK could expose us to liabilities and have a material adverse effect on our business.

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

        As our business environment changes, we may need to adjust our business strategies or restructure our operations or particular businesses. We undertook a multi-year transformation of our RBIS segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. In addition, we have initiated restructuring and investment actions across our businesses designed to increase profitability, such as the restructuring of the European footprint of our LGM business, which began in 2018 and continues in 2019. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or could prove unprofitable. We cannot provide assurance that we will achieve the intended results of any of our business strategies, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.

Our growth strategy includes increased concentration in emerging markets, including China, which could create greater exposure to unstable political conditions, civil unrest, economic volatility and other risks applicable to international operations.

        An increasing amount of our sales are derived from emerging markets, including countries in Asia, Latin America and Eastern Europe. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results can fluctuate significantly based on economic conditions in these regions. For example, while China and other emerging markets continued to contribute positively to our results in 2018, we believe that local economic conditions negatively impacted our results in China for the year. Our business operations may be adversely affected by the current and future political environment in China, including as a result of its response to recent tariffs instituted by the U.S. government on goods imported from China. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations or the interpretation thereof, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, foreign currency conversion, the regulation of private enterprises and other matters.

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

        The timely introduction of new products and improvements to current products helps determine our success. Many of our current products are the result of our research and development efforts. Our research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in our LGM and IHM segments. Additionally, we focus on research projects related to RFID and external embellishments in our RBIS segment and medical technologies in our IHM segment, for both of which we hold and license a number of patents. However, research and development is complex and uncertain, requiring innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or end users or we could suffer delays in the production or launch of new products that may not lead to the recovery of our research and development expenditures and, as a result, could compromise our competitive position.

Misassessment of our infrastructure needs could have a material adverse effect on our business.

        We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate. In recent years, we expanded our manufacturing facility located in Kunshan, China; moved our RBIS Vietnam business into a new, expanded facility; are in the process of closing an LGM facility in Germany and consolidating those operations with operations in Luxembourg and Belgium; added a new coater to meet our projected demand for pressure-sensitive tapes in China; and made additional investments in capacity to support growth in our U.S. graphics business, our label and packaging materials businesses in Asia and Luxembourg, and in RFID and heat transfer technology. We are also in the process of adding additional LGM coating capacity in Ohio and transferring our European IHM medical capacity from Belgium to Ireland. In addition, we added capacity through our recent acquisitions of Mactac Europe, Yongle Tapes, Hanita Coatings and Finesse Medical. Infrastructure investments, which are long-term in nature, may not generate the expected return due to changes in the marketplace, failures in execution, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.

Our profitability may be materially adversely affected if we generate less productivity improvement than projected.

        We engage in restructuring actions intended to reduce our costs and increase efficiencies across our business segments. For example, we undertook a multi-year transformation of our RBIS segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. In addition, we intend to continue efforts to reduce costs in all our businesses, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. The restructuring of the European footprint of our LGM business, which began in 2018 and continues in 2019, is an example. The success of these efforts is not assured and lower levels of productivity could reduce profitability. In addition, cost reduction actions could expose us to production risk, loss of sales and employee turnover.

Foreign currency exchange rates, and fluctuations in those rates, may materially adversely affect our business.

        The substantial majority of our sales in 2018 was in foreign currencies. We are subject to fluctuations in foreign currencies, such as the euro and the Chinese Yuan (renminbi), which can cause transaction, translation and other losses, and could negatively impact our sales and profitability. Margins on sales of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.

        We monitor our foreign currency exposures and may, from time to time, use hedging instruments to mitigate transactional and translational exposure to changes in foreign currencies. For example, as of December 29, 2018, €255 million of our €500 million in senior notes was designated as a net investment hedge of our investment in foreign operations to mitigate our foreign currency translation exposure. The effectiveness of our hedges in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. Further, hedging activities may offset only a portion, or none at all, of the material adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and we may incur significant losses from hedging activities due to factors such as demand volatility and foreign currency fluctuations.

        Continued concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for countries in the Eurozone could lead individual countries to revert, or threaten to revert, to their former local currencies, potentially dislocating the euro. If this were to occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued, the cost of raw materials or our manufacturing operations could substantially increase, and the demand and pricing for our products could be materially adversely affected. Furthermore, if it were to become necessary for us to conduct business in additional currencies, we could be subject to earnings volatility as amounts in these currencies are translated into U.S. dollars.

Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.

        Although we have processes to administer credit granted to customers and believe our allowance for doubtful accounts is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect some of our accounts receivable. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments were to occur, our inability to collect on our accounts receivable from major customers could substantially reduce our cash flows and income and have a material adverse effect on our business.

Changes in our tax rates could affect our earnings.

        Our effective tax rate in any period could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation, including, among others, the U.S. Tax Cuts and Jobs Act (the "TCJA") enacted in December 2017. There can be no assurance that these changes will not have a material adverse effect on our business.

The TCJA may materially adversely affect our business.

        The TCJA significantly changed the income taxation of U.S. corporations by, among other things, reducing the federal corporate income tax rate, eliminating domestic manufacturing deductions, limiting deductions of interest expense and executive compensation, adopting elements of a modified territorial tax system by providing a dividend received deduction for certain distributions from foreign subsidiaries, imposing a one-time transition tax on a deemed repatriation of all undistributed earnings and profits of certain U.S.-owned foreign corporations ("transition tax"), revising the rules governing foreign tax credits, and introducing anti-base erosion provisions. The provisions of the TCJA are subject to further amendments, interpretations, regulations, as well as the results of pending or future litigation, any of which could increase or decrease one or more impacts of the legislation. The full impact of these changes on our state and local corporate taxes, which often use federal taxable income as a starting point for computing state and local tax liabilities, continues to develop.

The enactment of legislation implementing changes in taxation of international business activities, adoption of other corporate tax reform policies, or other changes in tax legislation or policies could materially and adversely impact our business.

        Corporate tax reform, prevention of base-erosion and tax transparency continue to be high priorities of many tax jurisdictions in which we do business. As a result, policies regarding corporate income and other taxes are under heightened scrutiny globally, while tax reform legislation has been proposed or enacted in a number of jurisdictions.

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

Our inability to secure or sustain certain tax benefits in a foreign jurisdiction could materially adversely affect our business.

        Our effective tax rate reflected benefits from concessionary tax rates in foreign jurisdictions. Due to a foreign tax law change, one of the concessionary tax rates that historically provided a 5% to 6% effective tax rate benefit is in a phase-out period. To mitigate the permanent loss of this benefit, we executed a discrete foreign tax planning action in the fourth quarter of 2018 that ended this historical benefit, but enabled our pursuit of other potential tax planning opportunities. If successful, this action may substantially replace the expiring benefits once fully implemented. We are unable to determine the ultimate success of this action, and our inability to effectuate this tax planning strategy could materially adversely affect our business.

The amount of various taxes we pay is subject to ongoing compliance requirements and audits by federal, state and foreign tax authorities.

        We are subject to regular examinations of our income tax returns by various tax authorities. We regularly assess the likelihood of material adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. In addition, tax enforcement has become increasingly aggressive in recent years, including continued actions by the European Commission related to illegal state aid, with increased focus on transfer pricing and intercompany documentation. Our estimate of the potential outcome of uncertain tax issues requires significant judgment and is subject to our assessment of relevant risks, facts, and circumstances existing at the time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may materially adversely impact our effective tax rate and have a material adverse effect on our business.

We have deferred tax assets that we may not be able to realize under certain circumstances.

        If we are unable to generate sufficient taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate and could have a material adverse effect on our financial results. In addition, changes in statutory tax rates may change our deferred tax asset or liability balances, with either a favorable or unfavorable impact on our effective tax rate. A significant portion of our net operating loss carryforwards is concentrated in Luxembourg; decreases in the statutory tax rate in Luxembourg could materially adversely affect our effective tax rate. The computation and assessment of the realizability of our deferred tax assets may also be materially impacted by new legislation or regulations.

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

        We maintain information necessary to conduct our business in digital form, which is stored in data centers and on our networks and third-party cloud services, including confidential and proprietary information as well as personal information regarding our customers and employees. The secure maintenance of this information is critical to our operations. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely. Our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Additionally, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, assess the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.

        Any such breach or attack could compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, impair our ability to conduct business, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses. If personal information of our customers or employees were misappropriated, our reputation with our customers and employees could be injured, resulting in loss of business or decline in morale, and we could incur costs to compensate our customers or employees or pay damages or fines as a result of litigation or regulatory actions arising out of any such incident. Data privacy legislation and regulation have been increasing in recent years – including, for example, the General Data Protection Regulation in the EU, the Cyber Security Law in China, the General Data Protection Law in Brazil and the state of California's Consumer Privacy Act of 2018 – and although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action in the event of an incident.

        From time to time, we have experienced unauthorized intrusions into our network, and although these intrusions did not have a material adverse effect on our business, this may not be the case in the future. We have taken many steps to improve the security of our networks and computer systems, including conducting user education and phishing exercises to protect against social engineering and inadvertent or intentional disclosure of data; implementing multi-factor authentication and advanced malware detection measures; upgrading legacy information technology systems; establishing a data loss prevention framework to better identify and protect our critical data; conducting third party penetration testing to assess the effectiveness of our cybersecurity, network and site access controls; and improving our capabilities based on publicized incidents experienced by other companies, as well as ones that we have experienced despite their minimal operational or financial impact to date. We regularly review the effectiveness of our cybersecurity preparedness program using a dashboard of key performance indicators. Despite these and other mitigation efforts, there can be no assurance that we are adequately protecting our information, that third parties to whom we have disclosed such information or with whom we have stored such information (in data centers and on the cloud) are taking similar precautions, or that we will not continue to experience future intrusions.

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

        Executive succession planning is also important to our long-term success. We experienced several recent key management changes, including promotions of long-serving and experienced leaders to the positions of Chief Executive Officer in 2016 and Chief Financial Officer in 2017, as well as the departure of the Vice President/General Manager of our IHM segment in 2018. While we believe we have appropriate leadership development programs and succession plans in place, any failure to ensure effective transfer of knowledge and smooth transitions involving our key management or other highly-skilled employees could hinder our strategic planning and execution.

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

        Work interruptions or stoppages could significantly impact the volume of products we have available for sale. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to reduce labor costs by closing or downsizing manufacturing facilities because of limitations on personnel and salary changes and similar restrictions. A work stoppage at one or more of our facilities could have a material adverse effect on our business. In addition, if any of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business. Similarly, if any of our suppliers were to experience a work stoppage, they could halt or limit supplies of products necessary for business, which could have a material adverse effect on our business.

Our stock price may be volatile, which, among other things, could cause our tax rate to vary significantly.

        Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which experienced a decline in 2018, and may in the future experience substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including our financial performance on a standalone basis and relative to our peers and competitors, as well as market expectations of our performance, the level of perceived growth of our industries, and other company-specific factors, can also materially adversely affect our stock price. There can be no assurance that our stock price will not be volatile in the future.

        In any period in which our stock price is higher than the grant price of the stock-based compensation vesting or being exercised in that period, we are required to recognize excess tax benefits that would decrease our effective tax rate. Conversely, if our stock price is lower than the grant price of the stock-based compensation vesting or being exercised in that period, we are required to recognize tax charges that would increase our effective tax rate. Our effective tax rate for fiscal year 2018 reflected an approximately 1.4% decrease as a result of the excess tax benefits we recognized on stock-based compensation during the year. This tax effect is dependent on our stock price and there can be no assurance that we will recognize similar levels of excess tax benefits in future years.

If our indebtedness increases significantly or our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing.

        At December 29, 2018, we had approximately $1.97 billion of debt, including the $500 million of senior notes we issued in December 2018. Our overall level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing. Higher debt levels could negatively impact our ability to meet other business needs and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates paid. A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets and increase our borrowing costs. If our access to commercial paper markets were to become limited and we were required to obtain short-term funding under our revolving credit facility or our other credit facilities, we would face increased exposure to variable interest rates.

An increase in interest rates could have a material adverse effect on our business.

        In 2018, our average variable-rate borrowings were approximately $453 million. Increases in short-term interest rates would directly impact the amount of interest we pay. Fluctuations in interest rates can increase borrowing costs and have a material adverse effect on our business.

        In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, over the past few years, the U.S. Federal Reserve has raised its benchmark interest rate, now between 2.25% and 2.5%, at times indicating that additional increases in 2019 could occur, which may result in significantly higher long-term interest rates. Such a transition may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness, and negatively impact our stock price.

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

        Changes in the value of our pension assets could materially adversely affect our earnings and cash flows. In particular, the value of our investments may decline due to increases in interest rates or volatility in the financial markets. In addition, we may take actions to reduce the financial volatility associated with our pension liabilities, which could result in charges in the nearer term. In 2016, we incurred approximately $41 million in non-cash charges in connection with the lump-sum settlement of certain pension obligations to terminated vested employees in our U.S. pension plan, which reduced our pension liability by approximately $70 million. In September 2018, we terminated our U.S. pension plan. In connection with the termination, we contributed $200 million to the plan in August 2018 using U.S. commercial paper borrowings. During the fourth quarter of 2018, we settled approximately $152 million of our U.S. pension plan liability through lump-sum payments from existing plan assets to eligible participants who elected to receive them and recorded approximately $85 million of non-cash charges associated with these settlements. We expect to settle the remaining liability of approximately $792 million through the purchase of a group annuity contract(s) from one or more yet-to-be-identified highly rated insurance companies in the first half of 2019. See Note 6, "Pension and Other Postretirement Benefits," in the Notes to the Consolidated Financial Statements contained in our 2018 Annual Report.

        Our investment management of our U.S. pension plan assets utilizes a liability driven investment (LDI) strategy. Under an LDI strategy, the assets are invested in a diversified portfolio that consists primarily of investment grade fixed income securities and cash. This strategy is intended to more closely match the liabilities of the plan. The investment objective of the portfolio is to improve the funded status of the plan; as funded status reaches certain trigger points, the portfolio moves to a more conservative asset allocation, hedging more of the interest rate risk of the plan's liabilities. The investment portfolio is designed to hedge the plan's liabilities and balance risk and return within the limits of prudent risk-taking and Section 404 of the Employee Retirement Income Security Act of 1974, as amended.

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

        We evaluate the assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan and other postretirement benefit plans in consultation with outside actuaries. In the event that we were to determine that changes were warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or mortality rates, our pension and projected postretirement benefit expenses and funding requirements could increase or decrease. Because of changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations for each plan are determined based on the value of assets and liabilities on a specific date as required under applicable government regulations. Our pension funding requirements, and the timing of funding payments, could also be affected by future legislation or regulation.

An impairment in the carrying value of goodwill could negatively impact our results of operations and net worth.

        Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment annually (or more frequently if impairment indicators are present). As of December 29, 2018, the carrying value of our goodwill was $941.8 million. We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors. Goodwill valuations have been calculated primarily using an income approach based on the present value of projected future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events could result in goodwill impairment charges in the future. Impairment charges could substantially affect our business in the periods in which they are made.

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

        We are subject to national, state, provincial and/or local environmental, health, and safety laws and regulations in the U.S. and abroad, including those related to the disposal of hazardous waste from our manufacturing processes. These laws are often unclear and subject to the discretion of the enforcing authorities. Compliance with existing and future environmental, health and safety laws could subject us to fees, penalties, costs or liabilities, impact our production capabilities, limit our ability to sell, expand or acquire facilities, and have a material adverse effect on our business. Environmental and product content and product safety laws and regulations can be complex, change often, and be open to different interpretations. In addition, we could be materially and adversely impacted by any environmental or product safety enforcement action affecting our suppliers, particularly in emerging markets.

        We have accrued liabilities for the environmental clean-up of certain sites, including the thirteen sites for which U.S. governmental agencies have designated us as a potentially responsible party as of our 2018 fiscal year-end, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. See "Legal Proceedings" (Part I, Item 3). However, because of the uncertainties associated with environmental assessment and remediation activities, the actual expense to remediate currently identified sites and other sites that could be identified for cleanup in the future could be higher than the liabilities accrued.

We are subject to governmental export and import control laws and regulations in the jurisdictions in which we do business that could subject us to liability or impair our ability to compete in these markets.

        Export control laws and economic sanctions prohibit the shipment of some of our products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, use third party screening software, and take other measures, we cannot guarantee that a violation will not occur. A prohibited shipment could have negative consequences, including government investigations, penalties, fines, civil and criminal sanctions and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could materially adversely affect our business.

        Some of our products are subject to export control laws and regulations and may be exported only with an export license or through an applicable export license exception. If we fail to comply with export licensing, customs regulations, economic sanctions or other laws, we could be subject to substantial civil or criminal penalties, including economic sanctions against us, incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be materially adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time consuming and expensive and could result in the delay or loss of sales opportunities.

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

        We have obtained and applied for U.S. and foreign trademark registrations and patents, and will continue to evaluate whether to register additional trademarks and apply for additional patents. We cannot guarantee that any of the pending applications will be approved by the applicable governmental authorities. Further, we cannot assure that the validity of our patents or our trademarks will not be challenged. In addition, third parties may be able to develop competing products using technology that avoids our patents.

We are subject to risks associated with the availability and coverage of various types of insurance.

        We have various types of insurance, including property, workers' compensation, general and excess liability, and environmental liability. Insurance costs can be unpredictable and may materially adversely impact our business. We retain some portion of our insurable risks, and therefore, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on our business.

Item 1B.        UNRESOLVED STAFF COMMENTS

        None.

Item 2.        PROPERTIES

        As of December 29, 2018, we operated manufacturing facilities in excess of 100,000 square feet in the locations listed below.

LGM Segment

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

RBIS Segment

Domestic	Miamisburg, Ohio
Foreign	Nansha, Panyu, and Suzhou, China; Bufalo, Honduras; Ancarano, Italy; and Long An Province, Vietnam

IHM Segment

Domestic	Painesville, Ohio
Foreign	Turnhout, Belgium and Kunshan, Shanghai and Zhuozhou, China

        In addition to the manufacturing facilities described above, our other principal facilities include our corporate headquarters in Glendale, California and our divisional offices located in Mentor, Ohio; Hong Kong and Kunshan, China; and Oegstgeest, the Netherlands.

        We own all of the principal properties identified above, except for the facilities in the following locations, which are leased: Glendale, California; Hong Kong, Panyu and Zhuozhou, China; Bufalo, Honduras; Kibbutz Hanita, Israel; Mentor, Ohio; and Oegstgeest, the Netherlands.

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

Item 3.        LEGAL PROCEEDINGS

        As of December 29, 2018, we have been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of the sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

        As of December 29, 2018, our accrued liability associated with environmental remediation was $20 million.

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

        See Note 8, "Contingencies," in the Notes to Consolidated Financial Statements contained in our 2018 Annual Report for more information, which is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Our common stock is listed under the ticker symbol "AVY" on the New York Stock Exchange. We did not sell any unregistered securities during the fourth quarter of 2018.

(b)
Not applicable.

(c)
Repurchases of Equity Securities by Issuer

        Repurchases by us or our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the fourth quarter of 2018 are listed in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)

September 30, 2018 – October 27, 2018	318.9	$100.72	318.9
October 28, 2018 – November 24, 2018	1,023.2	91.62	1,023.2
November 25, 2018 – December 29, 2018	1,004.0	91.61	1,004.0

Total	2,346.1	$92.85	2,346.1	$232.4

(1)
The periods shown are our fiscal periods during the thirteen-week quarter ended December 29, 2018.
(2)
Shares in thousands.
(3)
In April 2017, our Board authorized the repurchase of additional shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases. The Board authorization will remain in effect until shares in the amount authorized thereunder have been repurchased.
(4)
Dollars in millions.

Item 6.        SELECTED FINANCIAL DATA

        Selected financial data for each of our last five fiscal years appears under "Five-year Summary" in our 2018 Annual Report and is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information called for by this Item appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report and is incorporated herein by reference.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item is contained under "Market-Sensitive Instruments and Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report and incorporated herein by reference.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this Item is contained in our 2018 Annual Report (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and incorporated herein by reference.

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

        Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2018. (See Management's Report on Internal Control Over Financial Reporting contained in our 2018 Annual Report, which is incorporated herein by reference.)

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 29, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2018 Annual Report, which is also incorporated herein by reference.

        Changes in Internal Control over Financial Reporting.    We periodically assess our internal control environment. We are in the process of investing in information technology to upgrade the systems in our RBIS and LGM segments. Processes affected by these implementations include, among other things, order management, pricing, shipping, purchasing, general accounting and planning. Where appropriate, we are reviewing related internal controls and making changes.

        Other than the system implementation referenced above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION

        None.

 PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 25, 2019 (our "2018 Proxy Statement"), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers called for by this Item appears, in part, on the next page of this report, and is also incorporated by reference from our 2019 Proxy Statement. The information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our 2019 Proxy Statement.

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

        The information called for by this Item concerning our Audit and Finance Committee is incorporated by reference from our 2019 Proxy Statement.

EXECUTIVE OFFICERS OF AVERY DENNISON(1)

Name and Position	Age	Served as Executive Officer since	Former Positions within Past Five Years/ Officer Positions with Avery Dennison
Mitchell R. Butier	47	March 2007	2015-2016	President and Chief Operating Officer
President and			2014-2015	President, Chief Operating Officer and
Chief Executive Officer				Chief Financial Officer
			2010-2014	Senior Vice President and
Chief Financial Officer
			2007-2010	Vice President, Global Finance and
Chief Accounting Officer
			2004-2006	Vice President, Finance, Retail Branding
and Information Solutions
Gregory S. Lovins	46	March 2017	2017	Vice President and Interim Chief
Senior Vice President and				Financial Officer
Chief Financial Officer			2016-2017	Vice President and Treasurer
			2011-2016	Vice President, Global Finance,
Materials Group
Lori J. Bondar	58	June 2010	2008-2010	Vice President and Controller
Vice President, Controller and Chief Accounting Officer
Georges Gravanis	61	May 2015	2015-2016	President, Materials Group
President,			2010-2015	Vice President and General Manager,
Label and Graphic Materials				Materials Group Asia Pacific
			2006-2010	Vice President of Sales,
Roll Materials Europe
			2004-2006	Vice President and General Manager, Roll Materials Europe Southern Region
Anne Hill	59	May 2007	N/A	N/A
Senior Vice President and Chief Human Resources Officer
Susan C. Miller	59	March 2008	2008-2009	Senior Vice President and
Senior Vice President,				General Counsel
General Counsel and Secretary			2007-2008	Vice President and General Counsel
			1998-2006	Assistant General Counsel
Deon Stander	50	August 2016	2013-2015	Vice President and General Manager,
Vice President and				Global Commercial and Innovation, RBIS
General Manager,			2010-2012	Vice President and General Manager,
Retail Branding and				Global Commercial RBIS
Information Solutions

(1)
Officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.

Item 11.        EXECUTIVE COMPENSATION

        The information called for by this Item is incorporated by reference from our 2019 Proxy Statement.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this Item is incorporated by reference from our 2019 Proxy Statement.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this Item is incorporated by reference from our 2019 Proxy Statement.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this Item is incorporated by reference from our 2019 Proxy Statement.

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

Item 16.        FORM 10-K SUMMARY

        None.

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS

Data incorporated by reference from the attached portions of the 2018 Annual Report to Shareholders of Avery Dennison Corporation:
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017
Consolidated Statements of Income for 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for 2018, 2017 and 2016
Consolidated Statements of Shareholders' Equity for 2018, 2017 and 2016
Consolidated Statements of Cash Flows for 2018, 2017 and 2016
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

        Except for the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements, Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report that is expressly incorporated herein by reference, our 2018 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

AVERY DENNISON CORPORATION

EXHIBIT INDEX

For the Year Ended December 29, 2018

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011
3.1(ii)	Amended and Restated Bylaws, effective as of December 7, 2017	3.1(ii)	Current Report on Form 8-K, filed December 8, 2017
4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the "1991 Indenture")	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991
4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the "Supplemental Indenture")	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993
4.3	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series C" under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995
4.4	Officers' Certificate establishing a series of Securities entitled "Medium-Term Notes, Series D" under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed December 16, 1996
4.5	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee ("2001 Indenture")	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001
4.6	Officers' Certificate establishing Securities entitled "6.000% Notes due 2033" under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003
4.7	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
4.8	Indenture, dated as of September 25, 2007, among Avery Dennison Office Products Company ("ADOPC"), Registrant and The Bank of New York Trust Company, N.A., as Trustee ("Bank of NY")	99.1	Current Report on Form 8-K, filed October 1, 2007
4.9	Form of 6.625% Guaranteed Notes due 2017	99.1	Current Report on Form 8-K, filed October 1, 2007
4.10	Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed November 20, 2007
4.11	First Supplemental Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3	Current Report on Form 8-K, filed November 20, 2007
4.12	Second Supplemental Indenture, dated as of April 13, 2010, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 13, 2010
4.13	Form of 5.375% Senior Notes due 2020	4.2	Current Report on Form 8-K, filed April 13, 2010
4.14	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013
4.15	Form of 3.35% Senior Notes due 2023	4.2	Current Report on Form 8-K, filed April 8, 2013
4.16	Fourth Supplemental Indenture, dated as of March 3, 2017, between Registrant and The Bank of New York Mellon Trust Company, N.A. ("BNY Mellon") as Trustee (including Form of 1.250% Senior Notes due 2025 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 3, 2017
4.17	Fifth Supplemental Indenture, dated as of December 6, 2018, between Registrant and BNY Melon, as Trustee (including Form of 4.875% Senior Notes due 2028 on Exhibit A thereto)	4.2	Current report on Form 8-K, filed December 6, 2018
10.1	Amended and Restated Credit Agreement, dated as of February 8, 2008, among ADOPC, Registrant, Bank of America, N.A. and Banc of America Securities LLC and JP Morgan Securities Inc. ("ADOPC Credit Agreement")	10.1	Quarterly Report on Form 10-Q, filed August 7, 2008

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.2	Second Amendment to ADOPC Credit Agreement, dated as of January 23, 2009	99.4	Current Report on Form 8-K, filed January 27, 2009
10.3	Fourth Amended and Restated Credit Agreement, dated as of November 8, 2017, by and among Registrant, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party thereto	10.1	Current Report on Form 8-K, filed November 9, 2017
10.4*	Deferred Compensation Plan for Directors	10.3	1981 Annual Report on Form 10-K, filed February 29, 1982
10.5*	Amended and Restated Supplemental Executive Retirement Plan ("SERP")	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.6*	Letter of Grant to D.A. Scarborough under SERP	10.11.2.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.7*	Letter Agreement with D.A. Scarborough regarding SERP benefits	10.11.2.1	Current Report on Form 8-K, filed December 15, 2010
10.8*	Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995
10.9*	Amended and Restated Retirement Plan for Directors	10.13.1	2002 Annual Report on Form 10-K, filed March 28, 2003
10.10*	Amended and Restated Director Equity Plan ("Director Plan")	10.15.1	Current Report on Form 8-K, filed December 11, 2008
10.11*	Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004
10.12*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan ("EVDCP")	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995
10.13*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.14*	Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995
10.15*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.16*	Amended and Restated Stock Option and Incentive Plan ("Equity Plan")	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012
10.17*	First Amendment to Equity Plan	10.20	2014 Annual Report on Form 10-K, filed February 25, 2015
10.18*	2017 Incentive Award Plan ("2017 Plan")	B	2018 Proxy Statement on Schedule 14A, filed March 10, 2017
10.19*	Senior Executive Annual Incentive Plan	A	2014 Proxy Statement on Schedule 14A, filed March 7, 2014
10.20*	Annual Incentive Plan	10.26	2014 Annual Report on Form 10-K, filed February 25, 2015
10.21*	Complete Restatement and Amendment of Executive Deferred Retirement Plan ("EDRP")	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995
10.22*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.23*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002
10.24*	2005 Executive Variable Deferred Retirement Plan, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013
10.25*	Benefit Restoration Plan, amended and restated ("BRP")	10.32.1	Current Report on Form 8-K/A, filed December 11, 2008
10.26*	First Amendment to BRP	10.32.1	2010 Annual Report on Form 10-K, filed February 28, 2011
10.27*	Amended and Restated Capital Accumulation Plan ("CAP")	10.34	1999 Annual Report on Form 10-K, filed March 30, 2000
10.28*	Amendment No. 1 to CAP	10.34.2	1999 Annual Report on Form 10-K, filed March 30, 2000
10.29*	Amended and Restated Key Executive Change of Control Severance Plan	10.29	2017 Annual Report on Form 10-K, filed February 21, 2018
10.30*	Amended and Restated Executive Severance Plan	10.30	2017 Annual Report on Form 10-K, filed February 21, 2018
10.31*	Form of Executive Severance Agreement	10.31	2017 Annual Report on Form 10-K, filed February 21, 2018
10.32*	Long-Term Incentive Unit Plan ("LTI Unit Plan")	10.43	2012 Annual Report on Form 10-K, filed February 27, 2013
10.33*	Form of Restricted Stock Unit Agreement under Equity Plan	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014
10.34*	Form of Performance Unit Agreement under Equity Plan	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.35*	Form of Market-Leveraged Stock Unit Agreement under Equity Plan	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014
10.36*	Form of Long-Term Incentive Unit Agreement under LTI Unit Plan	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014
10.37*	Form of Director Restricted Stock Unit Agreement under 2017 Plan	10.2	Quarterly Report on Form 10-Q, filed August 1, 2017
10.38*	Form of Employee Market-Leveraged Stock Unit Agreement under 2017 Plan	10.3	Quarterly Report on Form 10-Q, filed August 1, 2017
10.39*	Form of Employee Performance Unit Agreement under 2017 Plan	10.4	Quarterly Report on Form 10-Q, filed August 1, 2017
10.40*	Form of Employee Restricted Stock Unit Agreement under 2017 Plan	10.5	Quarterly Report on Form 10-Q, filed August 1, 2017
10.41*	Form of Employee Non-Qualified Stock Option Agreement under 2017 Plan	10.6	Quarterly Report on Form 10-Q, filed August 1, 2017
10.42*	Offer Letter to Georges Gravanis	10.1	Quarterly Report on Form 10-Q, filed May 5, 2015
10.43*	Offer Letter to Mitchell R. Butier	10.2	Quarterly Report on Form 10-Q, filed May 3, 2016
10.44*	Localization Letter to Georges Gravanis	10.1	Quarterly Report on Form 10-Q, filed August 2, 2016
10.45*	Offer Letter to Gregory S. Lovins	10.1	Quarterly Report on Form 10-Q, filed May 2, 2017
10.46*	Offer Letter to Gregory S. Lovins	10.1	Quarterly Report on Form 10-Q, filed August 1, 2017
13†	Portions of Annual Report to Shareholders for fiscal year ended December 29, 2018	N/A	N/A
21†	List of Subsidiaries	N/A	N/A
23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A
24†	Power of Attorney (see Signatures — Power of Attorney)	N/A	N/A
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
101INS†††	XBRL Instance Filing	N/A	N/A
101SCH†††	XBRL Extension Schema Filing	N/A	N/A
101CAL†††	XBRL Extension Calculation Linkbase Filing	N/A	N/A
101LAB†††	XBRL Extension Label Linkbase Filing	N/A	N/A
101PRE†††	XBRL Extension Presentation Linkbase Filing	N/A	N/A
101DEF†††	XBRL Extension Definition Linkbase Filing	N/A	N/A

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

Dated: February 27, 2019

POWER OF ATTORNEY

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

Signature	Title	Date

/s/ Mitchell R. Butier Mitchell R. Butier	President, Chief Executive Officer, and Director	February 27, 2019
/s/ Gregory S. Lovins Gregory S. Lovins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2019
/s/ Lori J. Bondar Lori J. Bondar	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019
/s/ Dean A. Scarborough Dean A. Scarborough	Chairman	February 27, 2019
/s/ Bradley A. Alford Bradley A. Alford	Director	February 27, 2019
/s/ Anthony K. Anderson Anthony K. Anderson	Director	February 27, 2019
/s/ Peter K. Barker Peter K. Barker	Director	February 27, 2019
/s/ Mark J. Barrenechea Mark J. Barrenechea	Director	February 27, 2019

Signature	Title	Date

/s/ Ken C. Hicks Ken C. Hicks	Director	February 27, 2019
/s/ Andres A. Lopez Andres A. Lopez	Director	February 27, 2019
/s/ David E. I. Pyott David E. I. Pyott	Director	February 27, 2019
/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 27, 2019
/s/ Julia A. Stewart Julia A. Stewart	Director	February 27, 2019
/s/ Martha N. Sullivan Martha N. Sullivan	Director	February 27, 2019