Form 10-Q
period 2019-03-30
Avery Dennison Corp
filed 2019-04-30
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019.

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

Number of shares of $1 par value common stock outstanding as of April 27, 2019: 84,415,853

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2019 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; changes in political conditions; changes in governmental laws and regulations; fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; execution and integration of acquisitions; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, including the U.S. Tax Cuts and Jobs Act and regulations issued related thereto, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; protection and infringement of intellectual property; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amount)	March 30, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$225.7	$232.0
Trade accounts receivable, less allowances of $22.1 and $21.1 at March 30, 2019 and December 29, 2018, respectively	1,198.7	1,189.7
Inventories, net	688.3	651.4
Other current assets	211.0	224.9
Total current assets	2,323.7	2,298.0
Property, plant and equipment, net	1,144.9	1,137.4
Goodwill	937.2	941.8
Other intangibles resulting from business acquisitions, net	140.6	144.0
Non-current deferred income taxes	191.5	205.3
Other assets	615.8	451.0
	$5,353.7	$5,177.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$350.3	$194.6
Accounts payable	1,033.7	1,030.5
Accrued payroll and employee benefits	159.1	217.9
Other current liabilities	497.4	551.0
Total current liabilities	2,040.5	1,994.0
Long-term debt and finance leases	1,759.9	1,771.6
Long-term retirement benefits and other liabilities	441.0	334.7
Non-current deferred and payable income taxes	120.4	122.1
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $1 par value per share, authorized — 400,000,000 shares at March 30, 2019 and December 29, 2018; issued — 124,126,624 shares at March 30, 2019 and December 29, 2018; outstanding — 84,399,377 shares and 84,723,655 shares at March 30, 2019 and December 29, 2018, respectively	124.1	124.1
Capital in excess of par value	851.5	872.0
Retained earnings	2,663.5	2,864.9
Treasury stock at cost, 39,727,247 shares and 39,402,969 shares at March 30, 2019 and December 29, 2018, respectively	(2,287.8)	(2,223.9)
Accumulated other comprehensive loss	(359.4)	(682.0)
Total shareholders’ equity	991.9	955.1
	$5,353.7	$5,177.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 30, 2019	March 31, 2018
Net sales	$1,740.1	$1,776.4
Cost of products sold	1,274.7	1,293.0
Gross profit	465.4	483.4
Marketing, general and administrative expense	276.3	295.0
Other expense, net	7.5	12.8
Interest expense	19.5	13.2
Other non-operating expense	446.5	3.3
(Loss) income before taxes	(284.4)	159.1
(Benefit from) provision for income taxes	(138.4)	33.3
Equity method investment net losses	(.9)	(.6)
Net (loss) income	$(146.9)	$125.2

Per share amounts:
Net (loss) income per common share	$(1.74)	$1.42
Net (loss) income per common share, assuming dilution	$(1.74)	$1.40

Weighted average number of shares outstanding:
Common shares	84.3	88.0
Common shares, assuming dilution	84.3	89.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Net (loss) income	$(146.9)	$125.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	22.1	34.3
Pension and other postretirement benefits	300.7	5.7
Cash flow hedges	(.2)	.9
Other comprehensive income, net of tax	322.6	40.9
Total comprehensive income, net of tax	$175.7	$166.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Operating Activities
Net (loss) income	$(146.9)	$125.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	34.9	34.3
Amortization	9.6	10.2
Provision for doubtful accounts and sales returns	14.8	12.9
Stock-based compensation	7.6	7.4
Pension plan settlements and related charges	446.9	.5
Deferred income taxes and other non-cash taxes	(172.8)	(8.0)
Other non-cash expense and loss	3.3	24.0
Changes in assets and liabilities and other adjustments	(162.0)	(190.5)
Net cash provided by operating activities	35.4	16.0

Investing Activities
Purchases of property, plant and equipment	(41.8)	(35.6)
Purchases of software and other deferred charges	(5.5)	(7.3)
Proceeds from sales of property, plant and equipment	7.3	6.9
Proceeds from insurance and sales (purchases) of investments, net	4.5	.3
Payments for investments in businesses	(6.5)	(.1)
Net cash used in investing activities	(42.0)	(35.8)

Financing Activities
Net increase in borrowings (maturities of three months or less)	155.4	104.3
Repayments of long-term debt and finance leases	(1.8)	(1.0)
Dividends paid	(43.9)	(39.6)
Share repurchases	(88.7)	(51.6)
Net (tax withholding) proceeds related to stock-based compensation	(20.1)	(31.4)
Payments of contingent consideration	(1.6)	(2.5)
Net cash used in financing activities	(.7)	(21.8)

Effect of foreign currency translation on cash balances	1.0	4.7
Decrease in cash and cash equivalents	(6.3)	(36.9)
Cash and cash equivalents, beginning of year	232.0	224.4
Cash and cash equivalents, end of period	$225.7	$187.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The unaudited Condensed Consolidated Financial Statements and notes thereto in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2018 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of future results.

Fiscal Periods

The first quarters of 2019 and 2018 consisted of thirteen-week periods ending March 30, 2019 and March 31, 2018, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Guidance Updates

Leases

In the first quarter of 2019, we adopted accounting guidance that requires lessees to recognize the rights and obligations created by leases on their balance sheets. This guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. As allowed under this guidance, we have elected to apply it using a modified retrospective approach. This approach applies to all leases that exist at or commence after the date of our initial application. As such, prior year comparative periods have not been adjusted.  We elected the transition practical expedients allowed under this guidance.  See Note 2, “Leases,” for more information.

Hedge Accounting

In the first quarter of 2019, we prospectively adopted amended accounting guidance issued to improve the financial reporting of hedging relationships to better reflect the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting.  As a result of our adoption, the reclassification of gains and losses from cash flow hedges to earnings are included in the same financial statement line item as the hedged item.  Our adoption of this guidance did not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Reclassification of certain tax effects from accumulated other comprehensive income

In the first quarter of 2019, we adopted accounting guidance that provides entities with the option to reclassify certain tax effects of the U.S. Tax Cuts and Jobs Act (“TCJA”) in accumulated other comprehensive income (“AOCI”) to retained earnings.  We elected not to reclassify the stranded income tax effects lodged in AOCI to retained earnings.  Our accounting policy is to release the income tax effects from AOCI to the income statement at the current statutory rate when the related pretax change is recognized.  Furthermore, we release the disproportionate tax effects in AOCI through the income statement as a discrete tax adjustment in the period when the circumstances upon which they are premised cease to exist.

Note 2.  Leases

Our leases primarily relate to office and warehouse space, machinery, transportation, and equipment for information technology. For lease accounting purposes, we do not separate lease and nonlease components, nor do we record operating or finance lease assets and liabilities for short-term leases.

We determine if an arrangement is a lease or contains a lease at inception. Certain of our leases have options to renew lease terms or be terminated prior to their expiration dates and the exercise of these options is generally at our discretion. We evaluate renewal and termination options based on considerations available at the lease commencement date and over the lease term to determine if we are reasonably certain to exercise these options.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We recognize expense for operating leases on a straight-line basis over the lease term, with variable lease payments recognized in the periods in which they are incurred.

Avery Dennison Corporation

Supplemental cost information related to leases is shown below.

Three Months Ended
(In millions)	March 30, 2019
Operating lease cost	$16.5

Lease costs related to finance leases were immaterial for the three months ended March 30, 2019.

Supplemental balance sheet information related to leases for the quarter is shown below.

(In millions)	Balance Sheet Location	March 30, 2019
Assets
Operating	Other assets	$151.5
Finance	Property, plant and equipment, net(1)	25.7
Total leased assets		$177.2

(1)Finance lease assets are net of accumulated amortization of $5.2 million as of March 30, 2019.

Liabilities
Current:
Operating	Other current liabilities	$40.5
Finance	Short-term borrowings and current portion of long-term debt and finance leases	3.4
Non-current:
Operating	Long-term retirement benefits and other liabilities	116.7
Finance	Long-term debt and finance leases	15.9
Total lease liabilities		$176.5

Supplemental cash flow information related to leases is shown below.

Three Months Ended
(In millions)	March 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$12.5
Lease assets obtained in exchange for lease liabilities — operating leases	9.8

Cash flows related to finance leases were immaterial for the three months ended March 30, 2019.

Weighted average remaining lease term and discount rate information related to leases are shown below.

March 30, 2019
Weighted average remaining lease term (in years):
Operating	6.2
Finance	5.8
Weighted average discount rate (%):
Operating	4.9%
Finance	3.6

Avery Dennison Corporation

Maturities of lease liabilities from March 30, 2019 are shown below.

(In millions)	Operating Leases	Finance Leases
2019 (remainder of year)	$34.8	$3.3
2020	41.2	4.0
2021	30.3	3.8
2022	19.7	3.5
2023	13.1	3.3
2024 and thereafter	42.8	4.2
Total lease payments	181.9	22.1
Less: imputed interest	(24.7)	(2.8)
Present value of lease liabilities	$157.2	$19.3

As of March 30, 2019, we had no additional significant operating or finance leases that had not yet commenced.

As of December 29, 2018, $184.8 million of minimum annual rental commitments on operating leases was payable as follows: $47.7 million in 2019, $38.9 million in 2020, $29.4 million in 2021, $18.8 million in 2022, $12.9 million in 2023, and $37.1 million thereafter.

Note 3.  Goodwill

Changes in the net carrying amount of goodwill for the three months ended March 30, 2019 by reportable segment are shown below.

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of December 29, 2018	$415.5	$349.7	$176.6	$941.8
Translation adjustments	(4.6)	(.8)	.8	(4.6)
Goodwill as of March 30, 2019	$410.9	$348.9	$177.4	$937.2

The carrying amounts of goodwill at March 30, 2019 and December 29, 2018 were net of accumulated impairment losses of $820 million recognized in fiscal year 2009 by our Retail Branding and Information Solutions (“RBIS”) reportable segment.

Note 4.  Debt

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $2.18 billion at March 30, 2019 and $2 billion at December 29, 2018. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our $800 million revolving credit facility (the “Revolver”) contains financial covenants requiring that we maintain specified ratios, including total debt and interest expense in relation to certain measures of income. No balance was outstanding under the Revolver as of March 30, 2019 or December 29, 2018. As of both March 30, 2019 and December 29, 2018, we were in compliance with our financial covenants.

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

Avery Dennison Corporation

The table below shows the components of net periodic benefit cost (credit), which are recorded in income, for our defined benefit plans.

	Pension Benefits				U.S. Postretirement Health Benefits
	Three Months Ended				Three Months Ended
	March 30, 2019		March 31, 2018		March 30,	March 31,
(In millions)	U.S.	Int’l	U.S.	Int’l	2019	2018
Service cost	$–	$4.0	$–	$4.9	$–	$–
Interest cost	.7	3.7	8.6	3.9	–	–
Expected return on plan assets	–	(5.3)	(10.6)	(6.1)	–	–
Recognized net actuarial loss	.1	1.0	5.2	2.1	.3	.4
Amortization of prior service (credit) cost	–	(.1)	.2	(.1)	(.8)	(.8)
Recognized loss on settlements	446.9	–	.5	–	–	–
Net periodic benefit cost (credit)	$447.7	$3.3	$3.9	$4.7	$(.5)	$(.4)

Service cost and components of net periodic benefit cost (credit) other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense” in the unaudited Condensed Consolidated Statements of Operations, respectively.

In July 2018, our Board of Directors (“Board”) approved the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan, effective as of September 28, 2018. In connection with the termination, we settled approximately $152 million of ADPP liabilities during the fourth quarter of 2018 through lump-sum payments from existing plan assets to eligible participants who elected to receive them and recorded approximately $85 million of non-cash charges associated with these settlements. On March 21, 2019, we effectively settled the remaining ADPP liabilities through the execution of an agreement to purchase annuities from American General Life Insurance Company (“AGL”), a subsidiary of American International Group, Inc. Under the agreement, we settled approximately $750 million of ADPP pension obligations for approximately 8,500 active and former employees and their beneficiaries, with AGL assuming the future annuity payments for these individuals, commencing at April 1, 2019. This settlement resulted in approximately $447 million of pretax charges, partially offset by related tax benefits of $180 million, which we recorded in March 2019.  Refer to Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

We contributed approximately $7 million of cash to the ADPP during the first quarter of 2019 to cover costs associated with the settlement of these liabilities.

Note 6.  Long-Term Incentive Compensation

Stock-Based Awards

Stock-based compensation expense was $7.6 million and $7.4 million for the three months ended March 30, 2019 and March 31, 2018, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.

As of March 30, 2019, we had approximately $58 million of unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted-average requisite service period of approximately two years.

Cash-Based Awards

The compensation expense related to long-term incentive units was $8.4 million and $5.6 million for the three months ended March 30, 2019 and March 31, 2018, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.

Note 7.  Cost Reduction Actions

2018/2019 Actions

In April 2018, we approved a restructuring plan (the “2018 Plan”) to consolidate the European footprint of our LGM reportable segment, which is expected to result in a headcount reduction of approximately 400 positions related to the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. The cumulative charges associated with the 2018 Plan through the first quarter of 2019 consisted of severance and related costs for the reduction of approximately 345 positions, as well as asset impairment charges. During the three months ended March 30, 2019, we recorded a net $1.9 million in restructuring reversals related to the 2018 Plan. We expect the 2018 Plan to be substantially complete by the end of 2019.

Avery Dennison Corporation

In addition to the net restructuring reversals recorded under the 2018 Plan, we recorded $12.9 million in restructuring charges during the three months ended March 30, 2019 related to other 2018/2019 Actions.  These charges consisted of severance and related costs for the reduction of approximately 140 positions, as well as lease cancellation costs.

During the three months ended March 30, 2019, restructuring charges and payments were as follows:

(In millions)	Accrual at December 29, 2018	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at March 30, 2019
2018/2019 Actions
Severance and related costs	$40.7	$10.7	$(14.1)	$–	$(.7)	$36.6
Lease cancellation costs	–	.3	–	–	–	.3
Total	$40.7	$11.0	$(14.1)	$–	$(.7)	$36.9

2015/2016 Actions

During the three months ended March 30, 2019, we recorded $.3 million in restructuring reversals related to restructuring actions initiated during the third quarter of 2015.

The activities and related charges and payments for the 2015/2016 Actions were substantially completed in 2018.

Accruals for severance and related costs and lease cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets, less selling costs, if applicable. Restructuring charges were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.

The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment.

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Restructuring charges, net of reversals, by reportable segment
Label and Graphic Materials	$8.3	$7.5
Retail Branding and Information Solutions	.5	5.2
Industrial and Healthcare Materials	1.9	–
Total	$10.7	$12.7

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

As of March 30, 2019, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $3.6 million and $1.18 billion, respectively.

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

Avery Dennison Corporation

The following table shows the fair values and balance sheet locations of cash flow hedges as of March 30, 2019 and December 29, 2018:

		Asset
(In millions)	Balance Sheet Location	March 30, 2019	December 29, 2018
Foreign exchange contracts	Other current assets	$1.8	$.5
Commodity contracts	Other current assets	–	.1
		$1.8	$.6

		Liability
(In millions)	Balance Sheet Location	March 30, 2019	December 29, 2018
Foreign exchange contracts	Other current liabilities	$1.5	$.8

The following table shows the fair values and balance sheet locations of other derivatives as of March 30, 2019 and December 29, 2018:

		Asset
(In millions)	Balance Sheet Location	March 30, 2019	December 29, 2018
Foreign exchange contracts	Other current assets	$5.6	$3.0

		Liability
(In millions)	Balance Sheet Location	March 30, 2019	December 29, 2018
Foreign exchange contracts	Other current liabilities	$6.1	$7.9

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

Gains (losses), before taxes, recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Foreign exchange contracts	$.2	$.9
Commodity contracts	(.1)	–
Total	$.1	$.9

The amounts recognized in income related to the ineffective portion of, and the amount excluded from, effectiveness testing for cash flow hedges and derivatives not designated as hedging instruments were immaterial for the three months ended March 30, 2019 and March 31, 2018.

As of March 30, 2019, we expected a net loss of approximately $.7 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.

Other Derivatives

For other derivative instruments, which are not designated as hedging instruments, the gain or loss is recognized in current earnings.  These derivatives are intended to offset certain of our economic exposures.

Avery Dennison Corporation

The following table shows the components of the net losses recognized in income related to these derivative instruments:

		Three Months Ended
(In millions)	Statements of Operations Location	March 30, 2019	March 31, 2018
Foreign exchange contracts	Cost of products sold	$(.5)	$(.8)
Foreign exchange contracts	Marketing, general and administrative expense	(.1)	(9.5)
Total		$(.6)	$(10.3)

Net Investment Hedge

In March 2017, we designated €500 million of our 1.25% senior notes due 2025 as a net investment hedge of our investment in foreign operations. In January 2018, we reduced the amount we designated as a net investment hedge to €255 million. The net assets from the investment in foreign operations were greater than the senior notes, and as such, the net investment hedge was effective.

Gains (losses), before tax, recognized in “Accumulated other comprehensive loss” (effective portion) related to the net investment hedge were as follows:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Foreign currency denominated debt	$5.7	$(22.8)

We recorded no ineffectiveness from our net investment hedge in net (loss) income during the three months ended March 30, 2019 and March 31, 2018.

Note 9.  Taxes Based on Income

The following table summarizes our (loss) income before taxes, (benefit from) provision for income taxes, and effective tax rate:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
(Loss) income before taxes	$(284.4)	$159.1
(Benefit from) provision for income taxes	(138.4)	33.3
Effective tax rate	48.7%	20.9%

Our effective tax rate for the three months ended March 30, 2019 was 48.7%, compared to 20.9% in the same period last year.  The change in tax rate was primarily impacted by the tax effects of the pension plan settlement charges associated with the termination of the ADPP during the three months ended March 30, 2019.

Our effective tax rate for the three months ended March 30, 2019 included: (i) a 2%-3% rate impact due to the loss of benefits associated with a concessionary tax rate in a foreign jurisdiction; (ii) $3 million of net tax charges related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries, partially offset by the benefit from foreign-derived intangible income (“FDII”); and (iii) $2.4 million of tax charges resulting from recognizing foreign withholding taxes on current year earnings.  Effective in 2019, we implemented certain structural changes to align with operational strategies, one benefit of which was to reduce our base erosion payments below the statutory minimum threshold.  As a result, our effective tax rate for the three months ended March 30, 2019 does not include tax charges related to Base Erosion Antiabuse Tax (“BEAT”).  Additionally, our effective tax rate for the three months ended March 30, 2019 reflected certain discrete items, including the following: (i) $6.9 million of tax benefits related to excess tax benefits associated with stock-based payments and (ii) $179.8 million of tax benefits related to the effective settlement of the ADPP, $102.9 million of which was the related tax effect on the pretax charge of $446.9 million and $76.9 million of which was related to the release of stranded tax effects in AOCI through the income statement.  The tax effects were stranded primarily as a result of the U.S. federal tax rate change under the TCJA. Refer to Note 1, “General,” and Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information.

Our effective tax rate for the three months ended March 31, 2018 included: (i) $7.2 million of net tax charges related to the tax on GILTI of our foreign subsidiaries and the BEAT on certain foreign earnings, partially offset by the benefit from FDII; (ii) $2.8 million of tax charges resulting from recognizing foreign withholding taxes on current year earnings; and (iii) $4 million of tax benefits from the release of valuation allowances on certain state deferred tax assets, which primarily related to the impact of state conformity to certain TCJA provisions.  These impacts were primarily a result of the TCJA.  Additionally, the effective tax rate for the three months ended March 31, 2018 reflected certain discrete items, including the following: (i) $7.1 million of tax benefits related to excess tax benefits associated with stock-based payments and (ii) $7.1 million of tax benefits from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.

Avery Dennison Corporation

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.  We anticipate completing the U.S. Internal Revenue Service’s Compliance Assurance Process Program through 2017 in the second quarter of 2019.  With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2007.

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $24 million, primarily as a result of audit settlements and closing tax years.

Note 10.  Net (Loss) Income Per Common Share

Net (loss) income per common share was computed as follows:

	Three Months Ended
(In millions, except per share amounts)	March 30, 2019	March 31, 2018
(A) Net (loss) income available to common shareholders	$(146.9)	$125.2
(B) Weighted average number of common shares outstanding	84.3	88.0
Dilutive shares (additional common shares issuable under stock-based awards)	–	1.6
(C) Weighted average number of common shares outstanding, assuming dilution	84.3	89.6
Net (loss) income per common share: (A) ÷ (B)	$(1.74)	$1.42
Net (loss) income per common share, assuming dilution: (A) ÷ (C)	$(1.74)	$1.40

For the first quarter of 2019, the effect of dilutive shares (additional common shares issuable under stock-based awards) was not included in the computation of net loss per common share, assuming dilution, because we had a net loss. We excluded 1.1 million shares related to stock-based compensation awards from the computation for the three months ended March 30, 2019.

For the first quarter of 2018, certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three months ended March 31, 2018.

Avery Dennison Corporation

Note 11.  Supplemental Equity and Comprehensive Income Information

Consolidated Changes in Shareholders’ Equity

	Three Months Ended
(In millions, except per share amount)	March 30, 2019	March 31, 2018
Common stock issued, $1 par value per share	$124.1	$124.1
Capital in excess of par value
Beginning balance	$872.0	$862.6
Issuance of shares under stock-based compensation plans(1)	(20.5)	(14.2)
Ending balance	$851.5	$848.4
Retained earnings
Beginning balance	$2,864.9	$2,596.7
Tax accounting for intra-entity asset transfers(2)	–	(13.8)
Net (loss) income	(146.9)	125.2
Issuance of shares under stock-based compensation plans(1)	(14.3)	(25.0)
Contribution of shares to 401(k) Plan(1)	3.7	4.3
Dividends	(43.9)	(39.6)
Ending balance	$2,663.5	$2,647.8
Treasury stock
Beginning balance	$(2,223.9)	$(1,856.7)
Repurchase of shares for treasury	(88.7)	(51.6)
Issuance of shares under stock-based compensation plans	22.3	15.2
Contribution of shares to 401(k) Plan	2.5	2.1
Ending balance	$(2,287.8)	$(1,891.0)
Accumulated other comprehensive loss
Beginning balance	$(682.0)	$(680.5)
Other comprehensive income, net of tax(3)	322.6	40.9
Ending balance	$(359.4)	$(639.6)

(1)We fund a portion of our employee-related expenses using shares of our common stock held in treasury.  We reduce capital in excess of par value based on the grant date fair value of the awards vested and record net gains or losses associated with our use of treasury shares to retained earnings.

(2)In the first quarter of 2018, we adopted an accounting guidance update that requires recognition of the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which they occur.

(3)In the first quarter of 2019, we effectively settled the ADPP’s remaining obligations.   Refer to Note 5, “Pension and Other Postretirement Benefits,” for more information.

Dividends per common share were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Dividends per common share	$.52	$.45

In April 2019, subsequent to the end of the first quarter of 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization.  Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

Avery Dennison Corporation

Changes in Accumulated Other Comprehensive Loss

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 30, 2019 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 29, 2018	$(247.4)	$(434.3)	$(.3)	$(682.0)
Other comprehensive income before reclassifications, net of tax(1)	22.1	36.0	.1	58.2
Reclassifications to net loss, net of tax	–	264.7	(.3)	264.4
Net current-period other comprehensive income (loss), net of tax	22.1	300.7	(.2)	322.6
Balance as of March 30, 2019	$(225.3)	$(133.6)	$(.5)	$(359.4)

(1)Other comprehensive income before reclassifications, net of tax, for pension and other postretirement benefits related to the remeasurement of the ADPP’s net pension obligations.

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 31, 2018 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 30, 2017	$(156.2)	$(524.0)	$(.3)	$(680.5)
Other comprehensive income before reclassifications, net of tax	34.3	–	.7	35.0
Reclassifications to net income, net of tax	–	5.7	.2	5.9
Net current-period other comprehensive income, net of tax	34.3	5.7	.9	40.9
Balance as of March 31, 2018	$(121.9)	$(518.3)	$.6	$(639.6)

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net (loss) income were as follows:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018	Affected Line Item in the Statements Where Net (Loss) Income is Presented
Cash flow hedges:
Foreign exchange contracts	$.4	$(.3)	Cost of products sold
	.4	(.3)	Total before tax
	(.1)	.1	Provision for income taxes
	.3	(.2)	Net of tax
Pension and other postretirement benefits	(443.8)	(7.5)	Other non-operating expense
	179.1	1.8	Provision for income taxes
	(264.7)	(5.7)	Net of tax
Total reclassifications for the period	$(264.4)	$(5.9)	Total, net of tax

Avery Dennison Corporation

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Foreign currency translation	$(4.4)	$(5.3)
Pension and other postretirement benefits	189.8	1.8
Cash flow hedges	(.1)	.3
Income tax expense (benefit) allocated to components of other comprehensive income	$185.3	$(3.2)

Note 12.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of March 30, 2019:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$26.9	$22.3	$4.6	$–
Derivative assets	7.4	–	7.4	–
Bank drafts	19.6	19.6	–	–

Liabilities
Derivative liabilities	$7.6	$–	$7.6	$–

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 29, 2018:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trading securities	$26.3	$21.5	$4.8	$–
Derivative assets	3.6	.1	3.5	–
Bank drafts	23.0	23.0	–	–

Liabilities
Derivative liabilities	$8.7	$–	$8.7	$–
Contingent consideration liability	1.6	–	–	1.6

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of March 30, 2019, trading securities of $.5 million and $26.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 29, 2018, trading securities of $.2 million and $26.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. Contingent consideration liability in 2018, which was included in “Other accrued liabilities” in the Consolidated Balance Sheets, was related to an estimated earn-out payment associated with an acquisition we completed in 2017 and was classified as Level 3. This payment was based on the achievement of the designated performance target in 2018 under the terms of the purchase agreement, and our estimate was based on the expected payment related to this target under the terms of the agreement.  This liability was paid during the three months ended March 30, 2019.

Avery Dennison Corporation

Non-Recurring Fair Value Measurements

During the first quarter of 2018, long-lived assets with carrying amounts totaling $17.2 million were written down to their fair value of $10.3 million, resulting in an impairment charge of $6.9 million, which was included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations. The fair value was based on the estimated sale price of the assets, less estimated broker fees, which is primarily a Level 3 input.

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

As of March 30, 2019, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at thirteen waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination.  No settlement of our liability related to any of these sites has been agreed upon.  We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors.  Because of the uncertainties associated with environmental assessment and remediation activities, our future expenses to remediate these sites could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses.  If information were to become available that allowed us to reasonably estimate a range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our environmental liabilities accordingly.  In addition, we may be identified as a PRP at additional sites in the future.  The range of expenses for remediation of any future-identified sites would be addressed as they arise; until then, a range of expenses for such remediation cannot be determined.

Avery Dennison Corporation

The activity for the three months ended March 30, 2019 related to our environmental liabilities was as follows:

(In millions)
Balance at December 29, 2018	$20.0
Charges, net of reversals	.7
Payments	(1.1)
Balance at March 30, 2019	$19.6

Approximately $4 million and $5 million, respectively, of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of March 30, 2019 and December 29, 2018.

Avery Dennison Corporation

Note 14.  Segment and Disaggregated Revenue Information

Disaggregated Revenue Information

Disaggregated revenue information is shown below in the manner that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenue from our LGM reportable segment is attributed to geographic areas based on the location from which products are shipped.  Revenue from our RBIS reportable segment is shown by product group.

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$311.7	$309.8
Europe	449.9	484.9
Asia	256.2	267.3
Latin America	90.6	88.8
Other international	69.9	67.4
Total Label and Graphic Materials	1,178.3	1,218.2
Retail Branding and Information Solutions:
Apparel	353.1	347.2
Printer Solutions	45.2	38.8
Total Retail Branding and Information Solutions	398.3	386.0
Industrial and Healthcare Materials	163.5	172.2
Net sales to unaffiliated customers	$1,740.1	$1,776.4

Additional Segment Information

Additional financial information by reportable segment is shown below.

	Three Months Ended
(In millions)	March 30 , 2019	March 31, 2018
Intersegment sales
Label and Graphic Materials	$21.2	$18.9
Retail Branding and Information Solutions	4.2	.6
Industrial and Healthcare Materials	2.6	1.7
Intersegment sales	$28.0	$21.2
(Loss) income before taxes
Label and Graphic Materials	$139.5	$149.7
Retail Branding and Information Solutions	51.4	34.7
Industrial and Healthcare Materials	13.6	13.0
Corporate expense	(22.9)	(21.8)
Interest expense	(19.5)	(13.2)
Other non-operating expense	(446.5)	(3.3)
(Loss) income before taxes	$(284.4)	$159.1
Other expense, net by reportable segment
Label and Graphic Materials	$7.6	$8.1
Retail Branding and Information Solutions	(2.0)	4.7
Industrial and Healthcare Materials	1.9	–
Other expense, net	$7.5	$12.8
Other expense, net by type
Restructuring charges:
Severance and related costs	$10.4	$4.3
Asset impairment charges and lease cancellation costs	.3	8.4
Other items:
Other restructuring-related charge	–	.5
Net gain on sales of assets	(3.2)	(.4)
Other expense, net	$7.5	$12.8

Avery Dennison Corporation

Note 15. Supplemental Financial Information

Inventories

Net inventories consisted of the following:

(In millions)	March 30, 2019	December 29, 2018
Raw materials	$242.3	$236.2
Work-in-progress	203.2	196.7
Finished goods	242.8	218.5
Inventories, net	$688.3	$651.4

Property, Plant and Equipment

(In millions)	March 30, 2019	December 29, 2018
Property, plant and equipment	$3,083.0	$3,053.7
Accumulated depreciation	(1,938.1)	(1,916.3)
Property, plant and equipment, net	$1,144.9	$1,137.4

Deferred Revenue

Deferred revenue primarily relates to constrained variable consideration on supply agreements for sales of products, as well as to payments received in advance of performance under a contract. Deferred revenue is recognized as revenue as or when we perform under a contract.

The following table shows the amounts and balance sheet locations of deferred revenue as of March 30, 2019 and December 29, 2018:

(In millions)	March 30, 2019	December 29, 2018
Other current liabilities	$14.1	$11.5
Long-term retirement benefits and other liabilities	.3	.3
Total deferred revenue	$14.4	$11.8

Revenue recognized from amounts included in deferred revenue as of December 29, 2018 was $7.7 million for the three months ended March 30, 2019. Revenue recognized from amounts included in deferred revenue as of December 30, 2017 was $8.4 million for the three months ended March 31, 2018. This revenue was included in “Net sales” in the unaudited Condensed Consolidated Statements of Operations.

Research and Development

Research and development expense was $24.7 million and $24.8 million for the three months ended March 30, 2019 and March 31, 2018, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.

Equity Method Investment

The carrying value of our equity method investment in PragmatIC Printing Limited was $10.5 million and $6.7 million as of March 30, 2019 and December 29, 2018, respectively, and was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.  In January 2019, we made an additional investment of approximately $4 million.

Avery Dennison Corporation

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, provides management’s views on our financial condition and results of operations and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto.

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

Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions.  The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period.  By excluding the accounting effects, both positive or negative, of certain items (e.g., restructuring charges, legal settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures.  These non-GAAP financial measures are used internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period.  While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

We use the following non-GAAP financial measures in this MD&A:

•                  Organic sales change refers to the increase or decrease in net sales excluding the estimated impact of foreign currency translation and currency adjustment for transitional reporting of highly inflationary economies (Argentina), with segment results adjusted for the reclassification of sales between segments; the estimated impact of product line exits, acquisitions and divestitures; and, where applicable, the extra week in our fiscal year. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations. We believe that organic sales change assists investors in evaluating the sales change from the ongoing activities of our businesses and enhances their ability to evaluate our results from period to period.

•                  Free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments. Free cash flow is also adjusted for our cash contributions related to the termination of our U.S. pension plan.  We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.

•                  Operational working capital as a percentage of annualized current quarter net sales refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as net current assets or liabilities held-for-sale, divided by annualized current quarter net sales.  We believe that operational working capital as a percentage of annualized current quarter net sales assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and that may increase the volatility of working capital as a percentage of sales from period to period.  The items excluded from this measure are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Net Sales

The factors impacting reported sales change, as compared to the prior year periods, are shown in the table below.

Three Months Ended
March 30, 2019
Reported sales change	(2)%
Foreign currency translation	4
Organic sales change	2%

In the three months ended March 30, 2019, net sales increased on an organic basis as compared to the same period in the prior year primarily due to prior year pricing actions.

Net (Loss) Income

Net loss in the first quarter of 2019 was approximately $147 million, compared to net income of approximately $125 million in the first quarter of 2018.  Major factors affecting the change in net (loss) income included the following:

•                  Pension plan settlement charges, net of tax benefits related to effective settlement of pension plan

•                  Higher employee-related costs

•                  Unfavorable impact of foreign currency translation

•                  Growth investments

Offsetting factors:

•                  Net impact of pricing and raw material costs

•                  Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

•                  The combined effect of volume and mix

Cost Reduction Actions

2018/2019 Actions

In April 2018, we approved a restructuring plan (the “2018 Plan”) to consolidate the European footprint of our LGM reportable segment, which is expected to result in a headcount reduction of approximately 400 positions related to the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. The cumulative charges associated with the 2018 Plan through the first quarter of 2019 consisted of severance and related costs for the reduction of approximately 345 positions, as well as asset impairment charges. During the three months ended March 30, 2019, we recorded a net $1.9 million in restructuring reversals related to the 2018 Plan. We expect the 2018 Plan to be substantially complete by the end of 2019.

In addition to restructuring charges recorded under the 2018 Plan, we recorded $12.9 million in restructuring charges during the three months ended March 30, 2019 related to other 2018/2019 Actions.  These charges consisted of severance and related costs for the reduction of approximately 140 positions, as well as lease cancellation costs.

2015/2016 Actions

During the three months ended March 30, 2019, we recorded $.3 million in restructuring reversals, related to restructuring actions initiated during the third quarter of 2015.

The activities and related charges and payments for the 2015/2016 Actions were substantially completed in 2018.

Impact of Cost Reduction Actions

We anticipate savings from cost reduction actions, net of transition costs, of $40 million to $45 million in 2019.

Restructuring charges were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

U.S. Pension Plan Termination

In July 2018, our Board of Directors (“Board”) approved the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan, effective as of September 28, 2018. In connection with the termination, we settled approximately $152 million of ADPP liabilities during the fourth quarter of 2018 through lump-sum payments from existing plan assets to eligible participants who elected to receive them and recorded approximately $85 million of non-cash charges associated with these settlements. On March 21, 2019, we effectively settled the remaining ADPP liabilities through the execution of an agreement to purchase annuities from American General Life Insurance Company (“AGL”), a subsidiary of American International Group, Inc. Under the agreement, we settled approximately $750 million of ADPP pension obligations for approximately 8,500 active and former employees and their beneficiaries, with AGL assuming the future annuity payments for these individuals, commencing at April 1, 2019. This settlement resulted in approximately $447 million of pretax charges, partially offset by related tax benefits of $180 million, which we recorded in March 2019.

Accounting Guidance Updates

Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Cash Flow

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Net cash provided by operating activities	$35.4	$16.0
Purchases of property, plant and equipment	(41.8)	(35.6)
Purchases of software and other deferred charges	(5.5)	(7.3)
Proceeds from sales of property, plant and equipment	7.3	6.9
Proceeds from insurance and sales (purchases) of investments, net	4.5	.3
Pension plan contribution for plan termination	7.4	–
Free cash flow	$7.3	$(19.7)

During the first three months of 2019, net cash provided by operating activities increased compared to the same period last year primarily due to lower incentive compensation payments and improved operational working capital, partially offset by higher restructuring payments related to our 2018/2019 Actions, our pension plan contribution associated with the ADPP termination, and higher income tax payments, net of refunds.  During the first three months of 2019, free cash flow increased compared to the same period last year due to an increase in net cash provided by operating activities adjusted for the ADPP contribution and higher proceeds from insurance and sales of investments, partially offset by higher capital expenditures.

Outlook

Certain factors that we believe may contribute to our 2019 results are described below:

•                  We expect our net sales, including the effects of foreign currency translation, to increase by approximately 1%.

•                  Assuming the continuation of foreign currency rates currently in effect, we expect currency translation to reduce our pre-tax operating income by approximately $27 million.

•                  We expect our full year effective tax rate to be in the single-digit range.

•                  We anticipate capital and software expenditures of $275 million to $285 million.

•                  We estimate savings of $40 million to $45 million from restructuring actions, net of transition costs.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER

Income Before Taxes

	Three Months Ended
(In millions, except percentages)	March 30, 2019	March 31, 2018
Net sales	$1,740.1	$1,776.4
Cost of products sold	1,274.7	1,293.0
Gross profit	465.4	483.4
Marketing, general and administrative expense	276.3	295.0
Other expense, net	7.5	12.8
Interest expense	19.5	13.2
Other non-operating expense	446.5	3.3
(Loss) Income before taxes	$(284.4)	$159.1

Gross profit margin	26.7%	27.2%

Gross Profit Margin

Gross profit margin percentage for the first quarter of 2019 decreased compared to the same period last year primarily reflecting the net impact of higher selling prices to offset raw material inflation.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first quarter of 2019 compared to the same period last year reflecting the favorable impact of foreign currency translation and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs.

Other Expense, net

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Other expense, net by type
Restructuring charges:
Severance and related costs, net of reversals	$10.4	$4.3
Asset impairment charges and lease cancellation costs	.3	8.4
Other items:
Other restructuring-related charge	–	.5
Net gains on sale of assets	(3.2)	(.4)
Other expense, net	$7.5	$12.8

Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information associated with restructuring charges.

Interest Expense

Interest expense increased in the first quarter of 2019 compared to the same period last year reflecting the additional interest costs related to the $500 million of senior notes we issued in December 2018.

Other Non-Operating Expense

Other non-operating expense increased in the first quarter of 2019 compared to the same period last year due to the settlement of our U.S. pension plan, which resulted in $447 of pretax charges that were partially offset by related tax benefits of $180 million.  Refer to Note 5, “Pension and Other Postretirement Benefits,” and Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	March 30, 2019	March 31, 2018
(Loss) income before taxes	$(284.4)	$159.1
(Benefit from) provision for income taxes	(138.4)	33.3
Equity method investment net losses	(.9)	(.6)
Net (loss) income	$(146.9)	$125.2
Per share amounts:
Net (loss) income per common share	$(1.74)	$1.42
Net (loss) income per common share, assuming dilution	(1.74)	1.40

Effective tax rate	48.7%	20.9%

Provision for Income Taxes

Our effective tax rate for the three months ended March 30, 2019 was 48.7%, compared to 20.9% in the same period last year.  The change in tax rate was primarily impacted by the tax effects of the pension plan settlement charges associated with the termination of the ADPP during the three months ended March 30, 2019.  Refer to Note 9, “Taxes based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

We currently expect our effective tax rate for 2019 to be in the single-digit range.  Our effective tax rate can vary from quarter to quarter due to the recognition of discrete events, such as changes in tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision adjustments, tax impacts related to stock-based payments, as well as recurring factors, such as changes in the mix of earnings in countries with differing statutory tax rates, and the execution of tax planning strategies.  We continue to pursue planning opportunities in certain foreign jurisdictions primarily to react to the loss of concessionary tax rates.  Our progress indicates that we are on track to effectuate these opportunities.  We continue to evaluate certain key factors that may significantly influence the amount of benefit to be recognized in 2019.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Net sales including intersegment sales	$1,199.5	$1,237.1
Less intersegment sales	(21.2)	(18.9)
Net sales	$1,178.3	$1,218.2
Operating income(1)	139.5	149.7

(1)Included charges associated with restructuring, net of reversals, in both years	$7.6	$8.1

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
March 30, 2019
Reported sales change	(3)%
Reclassification of sales between segments	–
Foreign currency translation	4
Organic sales change	1%

In the first quarter of 2019, net sales increased on an organic basis as compared to the same period in the prior year due to prior year pricing actions partially offset by lower volume/mix.  Net sales on an organic basis increased at low-single digit rates in both North America and in emerging markets.

Avery Dennison Corporation

Operating Income

Operating income decreased in the first quarter of 2019 compared to the same period last year primarily due to the unfavorable impact of foreign currency translation, lower volume/mix, and higher employee-related costs, partially offset by the net effect of pricing and raw material costs.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Net sales including intersegment sales	$402.5	$386.6
Less intersegment sales	(4.2)	(.6)
Net sales	$398.3	$386.0
Operating income(1)	51.4	34.7

(1)Included charges associated with restructuring in both quarters.	$(2.0)	$4.7

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
March 30, 2019
Reported sales change	3%
Reclassification of sales between segments	1
Foreign currency translation	3
Organic sales change	7%

In the first quarter of 2019, net sales increased on an organic basis as compared to the same period in the prior year, driven by solid growth in the base business and continued strength in radio-frequency identification solutions.

Operating Income

Operating income increased in the first quarter of 2019 compared to the same period last year primarily due to higher volume, lower restructuring charges, and lower currency-related transaction costs, partially offset by higher employee-related costs.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Net sales including intersegment sales	$166.1	$173.9
Less intersegment sales	(2.6)	(1.7)
Net sales	$163.5	$172.2
Operating income(1)	13.6	13.0

(1)Included restructuring costs in 2019	$1.9	$–

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
March 30, 2019
Reported sales change	(5)%
Foreign currency translation	4
Organic sales change	(1)%

In the first quarter of 2019, net sales decreased on an organic basis as compared to the same period in the prior year, driven by a low-single digit decline in industrial categories, partially offset by a low-single digit increase in healthcare categories.

Operating Income

Operating income increased in the first quarter of 2019 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by lower volume and higher employee-related costs.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Operating Activities

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Net (loss) income	$(146.9)	$125.2
Depreciation and amortization	44.5	44.5
Provision for doubtful accounts and sales returns	14.8	12.9
Stock-based compensation	7.6	7.4
Pension plan settlements and related charges	446.9	.5
Deferred income taxes and other non-cash taxes	(172.8)	(8.0)
Other non-cash expense and loss	3.3	24.0
Changes in assets and liabilities and other adjustments	(162.0)	(190.5)
Net cash provided by operating activities	$35.4	$16.0

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first three months of 2019, net cash provided by operating activities increased compared to the same period last year primarily due to lower incentive compensation payments and improved operational working capital, partially offset by higher restructuring payments related to our 2018/2019 Actions, our pension plan contribution associated with the ADPP termination, and higher income tax payments, net of refunds.

Investing Activities

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Purchases of property, plant and equipment	$(41.8)	$(35.6)
Purchases of software and other deferred charges	(5.5)	(7.3)
Proceeds from sales of property, plant and equipment	7.3	6.9
Proceeds from insurance and sales (purchases) of investments, net	4.5	.3
Payments for investments in businesses	(6.5)	(.1)
Net cash used in investing activities	$(42.0)	$(35.8)

Purchases of Property, Plant and Equipment

During the first three months of 2019, we invested in equipment to support growth in Asia and North America and to improve manufacturing productivity.  During the first three months of 2018, we invested in equipment to support growth in Asia, Europe, and North America and to improve manufacturing productivity.

Purchases of Software and Other Deferred Charges

During the first three months of 2019, we invested in enterprise resource planning system implementations in North America and information technology upgrades worldwide. During the first three months of 2018, we invested in information technology primarily associated with enterprise resource planning system implementations in North America.

Proceeds from Sales of Property, Plant and Equipment

During the first three months of 2019, we received $7.3 million from sales of property, plant and equipment, the majority of which was related to the sale of one property in each of North America, Asia and Europe.  During the first three months of 2018, we received $6.9 million from sales of property, plant and equipment, the majority of which was related to the sale of a property in Europe.

Proceeds from Insurance and Sales (Purchases) of Investments, Net

During the first three months of 2019, proceeds from insurance were associated with our corporate-owned life insurance policies.  We also had higher proceeds from net sales of investments in 2019.

Payments for Investments in Businesses

During the first three months of 2019, we paid $6.5 million for investments in unconsolidated businesses.

Avery Dennison Corporation

Financing Activities

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Net increase in borrowings (maturities of three months or less)	$155.4	$104.3
Repayments of long-term debt and finance leases	(1.8)	(1.0)
Dividends paid	(43.9)	(39.6)
Share repurchases	(88.7)	(51.6)
Net (tax withholding) proceeds related to stock-based compensation	(20.1)	(31.4)
Payments of contingent consideration	(1.6)	(2.5)
Net cash used in financing activities	$(.7)	$(21.8)

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first three months of 2019 and 2018, our commercial paper borrowings were used to fund share repurchase activity, dividend payments, and capital expenditures, and for other general corporate purposes.

Refer to Note 4, “Debt” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividends Paid

We paid dividends of $.52 per share in the first three months of 2019 compared to $.45 per share in the same period last year. In April 2019, subsequent to the end of the first quarter of 2019, we increased our quarterly dividend to $.58 per share, representing an increase of approximately 12% from our previous dividend rate of $.52 per share.

Share Repurchases

During the first three months of 2019, we repurchased approximately .9 million shares of our common stock at an aggregate cost of $88.7 million. During the first three months of 2018, we repurchased approximately .4 million shares of our common stock at an aggregate cost of $51.6 million.

As of March 30, 2019, shares of our common stock in the aggregate amount of $143.7 million remained authorized for repurchase under our then-outstanding Board authorization.

In April 2019, subsequent to the end of the first quarter of 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization.  Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

Net (Tax Withholding) Proceeds Related to Stock-Based Compensation

During the first three months of 2019, tax withholding for stock-based compensation decreased compared to the same period in 2018 as a result of fewer vested shares and lower vesting-date share prices for equity awards.

The number of stock options exercised was approximately .2 million and .01 million during the first three months of 2019 and 2018, respectively.

Payments of Contingent Consideration

During the first three months of 2019 and 2018, we paid $1.6 million and $2.5 million, respectively, in contingent consideration related to the achievement of certain performance targets by a company we acquired in 2017.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the three months ended March 30, 2019, goodwill decreased by approximately $5 million to $937 million due to the impact of foreign currency translation.

In the three months ended March 30, 2019, other intangibles resulting from business acquisitions, net, decreased by approximately $3 million to $141 million, primarily reflecting current year amortization expense.

Refer to Note 3, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

In the three months ended March 30, 2019, other assets increased by approximately $165 million to $616 million, which primarily reflected the capitalization of operating lease assets as a result of our adoption of the accounting guidance update as described in Note 1, “General,” of the unaudited Condensed Consolidated Financial Statements.  The increase in other assets also reflected additional investments in unconsolidated businesses.

Other Long-term Liabilities

In the three months ended March 30, 2019, long-term retirement benefits and other liabilities increased by approximately $106 million to $441 million, primarily reflecting the recognition of operating lease liabilities as the result of our adoption of the accounting guidance update as described in Note 1, “General,” of the unaudited Condensed Consolidated Financial Statements.

Shareholders’ Equity Accounts

As of March 30, 2019, the balance of our shareholders’ equity was $991.9 million. Refer to Note 11, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Impact of Foreign Currency Translation

Three Months Ended
(In millions)	March 30, 2019
Change in net sales	$(77)

International operations generated approximately 77% of our net sales during the three months ended March 30, 2019.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first three months of 2019 compared to the same period last year was primarily related to euro-denominated sales and sales in China.

In July 2018, we began accounting for our operations in Argentina as highly inflationary, as the country’s three-year cumulative inflation rate exceeded 100%. As a result, the functional currency of our Argentine subsidiary became the U.S. dollar.

Effect of Foreign Currency Transactions

The impact on net (loss) income from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold.  In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate. We also utilize certain foreign-currency-denominated debt to mitigate foreign currency translation exposure from our net investment in foreign operations.

Avery Dennison Corporation

Analysis of Selected Financial Ratios

We utilize the financial ratios discussed below to assess our financial condition and operating performance.

Operational Working Capital Ratio

Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales in the first quarter of 2019, was lower compared to the first quarter of 2018.

	Three Months Ended
(In millions, except percentages)	March 30, 2019	March 31, 2018
(A) Working capital	$283.2	$250.9
Reconciling items:
Cash and cash equivalents	(225.7)	(187.5)
Other current assets	(211.0)	(226.6)
Short-term borrowings and current portion of long-term debt and finance leases	350.3	370.3
Accrued payroll and employee benefits and other current liabilities	656.5	646.7
(B) Operational working capital	$853.3	$853.8
(C) First-quarter net sales, annualized	$6,960.4	$7,105.6
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	12.3%	12.0%

Accounts Receivable Ratio

The average number of days sales outstanding was 63 days in the first three months of 2019 compared to 64 days in the first three months of 2018, calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the quarter. The decrease in the average number of days outstanding from prior year primarily reflected the impact of foreign currency translation, partially offset by the timing of collections.

Inventory Ratio

Average inventory turnover was 7.4 and 7.6 in the first three months of 2019 and 2018, respectively, calculated using the annualized cost of sales (year-to-date cost of sales, multiplied by four) divided by the inventory balance.  The decrease in the average inventory turnover primarily reflected the timing of inventory purchases.

Accounts Payable Ratio

The average number of days payable outstanding was 74 days in the first three months of 2019 compared to 75 days in the first three months of 2018, calculated using the accounts payable balance divided by the average daily cost of products sold for the quarter. The decrease in the average number of days payable outstanding from the prior year primarily reflected the impact of foreign currency translation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents and debt financing, including ready access to commercial paper. We plan to use these resources to fund operational needs. At March 30, 2019, we had cash and cash equivalents of $225.7 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world. At March 30, 2019, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

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

Avery Dennison Corporation

We have an $800 million revolving credit facility (the “Revolver”) that matures on November 8, 2022.  The Revolver is used as a back-up facility for our commercial paper program and can be used for other corporate purposes.  The Revolver contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of March 30, 2019 and December 29, 2018, we were in compliance with our financial covenants.

Capital from Debt

The carrying value of our total debt increased by approximately $144 million in the first three months of 2019 to $2.11 billion, primarily reflecting a net increase in commercial paper borrowings to support operational needs.

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

RECENT ACCOUNTING REQUIREMENTS

Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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

Changes in Internal Control Over Financial Reporting

We periodically assess our internal control environment. During the first quarter of 2019, we implemented additional internal controls to support our adoption of the new lease accounting guidance described in Note 1, “General,” of the unaudited Condensed Consolidated Financial Statements. Additionally, we are in the process of investing in information technology to upgrade the systems in our Retail Branding and Information Solutions and Label and Graphic Materials reportable segments. Processes affected by these implementations include, among other things, order management, pricing, shipping, purchasing, general accounting and planning. Where appropriate, we are reviewing related internal controls and making changes.  There have been no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Avery Dennison Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Note 13, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 that have not been disclosed in our periodic filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Not Applicable

(b)                                 Not Applicable

(c)                                  Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the first quarter of 2019 are listed in the table below.  Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
December 30, 2018 – January 26, 2019	537.3	$92.16	537.3	$182.9
January 27, 2019 – February 23, 2019	248.5	101.21	248.5	157.7
February 24, 2019 – March 30, 2019	129.6	108.38	129.6	143.7
Total	915.4	$96.92	915.4	$143.7

(1)The periods shown are our fiscal periods during the thirteen-week quarter ended March 30, 2019.

(2)Shares in thousands.

(3)In April 2019, subsequent to the end of the first quarter of 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization pursuant to which purchases were made in the periods shown in the table above.  Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

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

April 30, 2019