Form 10-Q
period 2019-06-29
Avery Dennison Corp
filed 2019-07-30
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019.

OR

◻   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission file number 1-7685

AVERY DENNISON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-1492269
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

207 Goode Avenue
Glendale, California	91203
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 304-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1 par value	AVY	New York Stock Exchange
1.25% Senior Notes due 2025	AVY25	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting  company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

⌧ Large accelerated filer	◻ Accelerated filer	◻ Non-accelerated filer	◻ Smaller reporting company	◻ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

Number of shares of $1 par value common stock outstanding as of July 27, 2019: 84,192,913

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2019 QUARTERLY REPORT ON FORM 10-Q

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

Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, and subsequent quarterly reports on Form 10-Q, and include, but are not limited to, risks and uncertainties relating to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; changes in political conditions; changes in governmental laws and regulations; fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; execution and integration of acquisitions; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, including the U.S. Tax Cuts and Jobs Act and regulations issued related thereto, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; protection and infringement of intellectual property; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amount)	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$247.3	$232.0
Trade accounts receivable, less allowances of $23.4 and $21.1 at June 29, 2019 and December 29, 2018, respectively	1,232.0	1,189.7
Inventories, net	671.0	651.4
Other current assets	226.9	224.9
Total current assets	2,377.2	2,298.0
Property, plant and equipment, net	1,143.8	1,137.4
Goodwill	940.8	941.8
Other intangibles resulting from business acquisitions, net	136.3	144.0
Non-current deferred income taxes	180.2	205.3
Other assets	611.4	451.0
	$5,389.7	$5,177.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$558.5	$194.6
Accounts payable	1,055.4	1,030.5
Accrued payroll and employee benefits	169.4	217.9
Other current liabilities	495.2	551.0
Total current liabilities	2,278.5	1,994.0
Long-term debt and finance leases	1,503.3	1,771.6
Long-term retirement benefits and other liabilities	433.3	334.7
Non-current deferred and payable income taxes	112.1	122.1
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $1 par value per share, authorized - 400,000,000 shares at June 29, 2019 and December 29, 2018; issued - 124,126,624 shares at June 29, 2019 and December 29, 2018; outstanding - 84,227,395 shares and 84,723,655 shares at June 29, 2019 and December 29, 2018, respectively	124.1	124.1
Capital in excess of par value	857.7	872.0
Retained earnings	2,762.3	2,864.9
Treasury stock at cost, 39,899,229 shares and 39,402,969 shares at June 29, 2019 and December 29, 2018, respectively	(2,311.8)	(2,223.9)
Accumulated other comprehensive loss	(369.8)	(682.0)
Total shareholders’ equity	1,062.5	955.1
	$5,389.7	$5,177.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$1,795.7	$1,854.2	$3,535.8	$3,630.6
Cost of products sold	1,313.4	1,352.8	2,588.1	2,645.8
Gross profit	482.3	501.4	947.7	984.8
Marketing, general and administrative expense	265.7	287.5	542.0	582.5
Other expense, net	7.5	57.1	15.0	69.9
Interest expense	19.5	14.3	39.0	27.5
Other non-operating expense	.9	2.6	447.4	5.9
Income (loss) before taxes	188.7	139.9	(95.7)	299.0
Provision for (benefit from) income taxes	44.9	43.9	(93.5)	77.2
Equity method investment losses	(.4)	(.4)	(1.3)	(1.0)
Net income (loss)	$143.4	$95.6	$(3.5)	$220.8

Per share amounts:
Net income (loss) per common share	$1.70	$1.09	$(.04)	$2.51
Net income (loss) per common share, assuming dilution	$1.69	$1.07	$(.04)	$2.47

Weighted average number of shares outstanding:
Common shares	84.3	87.9	84.3	87.9
Common shares, assuming dilution	85.1	89.0	84.3	89.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$143.4	$95.6	$(3.5)	$220.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(10.5)	(85.9)	11.6	(51.6)
Pension and other postretirement benefits	.2	6.0	300.9	11.7
Cash flow hedges	(.1)	(.2)	(.3)	.7
Other comprehensive (loss) income, net of tax	(10.4)	(80.1)	312.2	(39.2)
Total comprehensive income, net of tax	$133.0	$15.5	$308.7	$181.6

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Operating Activities
Net (loss) income	$(3.5)	$220.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	70.4	69.1
Amortization	19.0	20.2
Provision for doubtful accounts and sales returns	26.8	23.1
Stock-based compensation	16.5	16.4
Pension plan settlements and related charges	446.9	.7
Deferred income taxes and other non-cash taxes	(166.6)	(7.1)
Other non-cash expense and loss (income and gain), net	10.3	36.5
Changes in assets and liabilities and other adjustments	(181.0)	(170.2)
Net cash provided by operating activities	238.8	209.5

Investing Activities
Purchases of property, plant and equipment	(79.8)	(79.5)
Purchases of software and other deferred charges	(13.0)	(13.9)
Proceeds from sales of property, plant and equipment	7.4	9.3
Proceeds from insurance and (purchases) sales of investments, net	4.3	2.2
Payments for investments in businesses	(6.5)	(.2)
Net cash used in investing activities	(87.6)	(82.1)

Financing Activities
Net increase in borrowings (maturities of three months or less)	112.9	108.3
Repayments of long-term debt and finance leases	(16.5)	(2.7)
Dividends paid	(92.7)	(85.3)
Share repurchases	(116.6)	(102.9)
Net (tax withholding) proceeds related to stock-based compensation	(20.4)	(32.4)
Payments of contingent consideration	(1.6)	(16.8)
Net cash used in financing activities	(134.9)	(131.8)

Effect of foreign currency translation on cash balances	(1.0)	(4.2)
Increase (decrease) in cash and cash equivalents	15.3	(8.6)
Cash and cash equivalents, beginning of year	232.0	224.4
Cash and cash equivalents, end of period	$247.3	$215.8

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

Fiscal Periods

The three and six months ended June 29, 2019 and June 30, 2018 consisted of thirteen-week and twenty-six week periods, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Guidance Updates

Leases

In the first quarter of 2019, we adopted accounting guidance that requires lessees to recognize on their balance sheets the rights and obligations created by leases. This guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows from leases. As allowed by this guidance, we elected to apply it using a modified retrospective approach. This approach applies to all leases that existed at or commenced after the date of our initial application. As such, prior year comparative periods have not been adjusted.  We elected the transition practical expedients allowed under this guidance.  See Note 2, “Leases,” for more information.

Hedge Accounting

In the first quarter of 2019, we prospectively adopted amended accounting guidance issued to improve the financial reporting of hedging relationships by better reflecting the economic results of an entity’s risk management activities in its financial statements and simplifying the application of hedge accounting.  As a result of adopting this guidance, our reclassification of gains and losses from cash flow hedges to earnings is included in the same financial statement line item as the hedged item.  Our adoption of this guidance did not have a material impact on our financial position, results of operations, cash flows, or disclosures.

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

We determine if an arrangement is a lease or contains a lease at inception. We have options to renew or terminate some of our leases. We evaluate renewal and termination options based on considerations available at the lease commencement date and over the lease term to determine if we are reasonably certain to exercise these options.

Avery Dennison Corporation

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. We recognize expense for operating leases on a straight-line basis over the lease term, with variable lease payments recognized in the periods in which they are incurred.

Supplemental cost information related to leases is shown below.

	Three Months Ended	Six Months Ended
(In millions)	June 29, 2019	June 29, 2019
Operating lease cost	$16.0	$32.5

Lease costs related to finance leases were immaterial for the three and six months ended June 29, 2019.

Supplemental balance sheet information related to leases for the quarter is shown below.

(In millions)	Balance Sheet Location	June 29, 2019
Assets
Operating	Other assets	$147.1
Finance	Property, plant and equipment, net(1)	26.3
Total leased assets		$173.4
(1)Finance lease assets are net of accumulated amortization of $5.8 million as of June 29, 2019.

Liabilities
Current:
Operating	Other current liabilities	$40.6
Finance	Short-term borrowings and current portion of long-term debt and finance leases	3.6
Non-current:
Operating	Long-term retirement benefits and other liabilities	112.6
Finance	Long-term debt and finance leases	15.9
Total lease liabilities		$172.7

Supplemental cash flow information related to leases is shown below.

Six Months Ended
(In millions)	June 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$24.6
Lease assets obtained in exchange for lease liabilities — operating leases	14.9

Cash flows related to finance leases were immaterial for the six months ended June 29, 2019.

Weighted average remaining lease term and discount rate information related to leases is shown below.

June 29, 2019
Weighted average remaining lease term (in years):
Operating	6.1
Finance	5.5
Weighted average discount rate (%):
Operating	4.9%
Finance	3.4

Avery Dennison Corporation

Operating and finance lease liabilities by maturity date from June 29, 2019 are shown below.

(In millions)	Operating Leases	Finance Leases
2019 (remainder of year)	$23.5	$2.3
2020	42.8	4.2
2021	32.2	4.1
2022	20.6	3.7
2023	14.0	3.5
2024 and thereafter	43.5	4.3
Total lease payments	176.6	22.1
Less: imputed interest	(23.4)	(2.6)
Present value of lease liabilities	$153.2	$19.5

As of June 29, 2019, we had no additional significant operating or finance leases that had not yet commenced.

As of December 29, 2018, $184.8 million of minimum annual rental commitments on operating leases was payable as follows: $47.7 million in 2019, $38.9 million in 2020, $29.4 million in 2021, $18.8 million in 2022, $12.9 million in 2023, and $37.1 million in 2024 and thereafter.

Note 3.  Goodwill

Changes in the net carrying amount of goodwill for the six months ended June 29, 2019 by reportable segment are shown below.

	Label and	Retail Branding	Industrial and
	Graphic	and Information	Healthcare
(In millions)	Materials	Solutions	Materials	Total
Goodwill as of December 29, 2018	$415.5	$349.7	$176.6	$941.8
Translation adjustments	(1.1)	.5	(.4)	(1.0)
Goodwill as of June 29, 2019	$414.4	$350.2	$176.2	$940.8

The carrying amounts of goodwill at June 29, 2019 and December 29, 2018 were net of accumulated impairment losses of $820 million recognized in fiscal year 2009 by our Retail Branding and Information Solutions (“RBIS”) reportable segment.

Note 4.  Debt

In the second quarter of 2019, we reclassified approximately $265 million of notes due in the second quarter of 2020 from long-term debt to current portion of long-term debt.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations.  The fair value of our total debt was $2.16 billion at June 29, 2019 and $2 billion at December 29, 2018. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our $800 million revolving credit facility (the “Revolver”) contains financial covenants requiring us to maintain specified ratios, including total debt and interest expense in relation to certain measures of income. No balance was outstanding under the Revolver as of June 29, 2019 or December 29, 2018. As of both June 29, 2019 and December 29, 2018, we were in compliance with our financial covenants.

Avery Dennison Corporation

Note 5.  Pension and Other Postretirement Benefits

Defined Benefit Plans

We sponsor a number of defined benefit plans, the accrual of benefits under some of which has been frozen, covering eligible employees in the U.S. and certain other countries.  Benefits payable to an employee are based primarily on years of service and the employee’s compensation during his or her employment with us.

We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations.  We have not incurred significant costs related to these benefits, and, therefore, these costs are not included in the disclosures below.

The table below shows the components of net periodic benefit cost (credit), which are recorded in income, for our defined benefit plans.

	Pension Benefits
	Three Months Ended				Six Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$—	$3.9	$—	$4.9	$—	$7.9	$—	$9.8
Interest cost	.7	3.7	8.7	4.1	1.4	7.4	17.3	8.0
Actuarial (gain) loss	—	—	(.7)	—	—	—	(.7)	—
Expected return on plan assets	—	(5.3)	(10.7)	(6.1)	—	(10.6)	(21.3)	(12.2)
Recognized net actuarial loss	1.3	1.0	5.5	2.1	1.4	2.0	10.7	4.2
Amortization of prior service (credit) cost	—	(.1)	.2	(.2)	—	(.2)	.4	(.3)
Recognized loss on settlements	—	—	.2	—	446.9	—	.7	—
Net periodic benefit cost	$2.0	$3.2	$3.2	$4.8	$449.7	$6.5	$7.1	$9.5

	U.S. Postretirement Health Benefits
	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest cost	$—	$—	$—	$—
Recognized net actuarial loss	.3	.3	.6	.7
Amortization of prior service credit	(.8)	(.8)	(1.6)	(1.6)
Net periodic benefit credit	$(.5)	$(.5)	$(1.0)	$(.9)

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

Note 6.  Long-Term Incentive Compensation

Stock-Based Awards

Stock-based compensation expense was $8.9 million and $16.5 million for the three and six months ended June 29, 2019, respectively, and $9 million and $16.4 million for the three and six months ended June 30, 2018, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.

As of June 29, 2019, we had approximately $56 million of unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average requisite service period of approximately two years.

Cash-Based Awards

The compensation expense related to long-term incentive units was $2.8 million and $11.2 million for the three and six months ended June 29, 2019, respectively, and $3.2 million and $8.8 million for the three and six months ended June 30, 2018, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.

Note 7.  Cost Reduction Actions

2018/2019 Actions

In April 2018, we approved a restructuring plan (the “2018 Plan”) to consolidate the European footprint of our Label and Graphic Materials (“LGM”) reportable segment, which is expected to reduce headcount by approximately 400 positions from the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. The cumulative charges associated with the 2018 Plan through the second quarter of 2019 consisted of severance and related costs for the reduction of approximately 345 positions, as well as asset impairment charges. During the six months ended June 29, 2019, we recorded a net $.9 million in restructuring reversals related to the 2018 Plan. The activities for the 2018 Plan were substantially complete as of the end of the second quarter of 2019.

In addition to the net restructuring reversals recorded under the 2018 Plan, we recorded $19.8 million in restructuring charges during the six months ended June 29, 2019 related to other 2018/2019 Actions. These charges consisted of severance and related costs for the reduction of approximately 330 positions, as well as lease cancellation costs.

During the six months ended June 29, 2019, restructuring charges and payments were as follows:

	Accrual at	Charges,			Foreign	Accrual at
	December 29,	Net of	Cash	Non-cash	Currency	June 29,
(In millions)	2018	Reversals	Payments	Impairment	Translation	2019
2018/2019 Actions
Severance and related costs	$40.7	$17.1	$(31.6)	$—	$(.6)	$25.6
Asset impairment charges	—	1.5	—	(1.5)	—	—
Lease cancellation costs	—	.3	—	—	—	.3
Total	$40.7	$18.9	$(31.6)	$(1.5)	$(.6)	$25.9

2015/2016 Actions

During the six months ended June 29, 2019, we recorded $.7 million in restructuring reversals related to restructuring actions initiated during the third quarter of 2015.

Avery Dennison Corporation

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

The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment.

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Restructuring charges, net of reversals, by reportable segment
Label and Graphic Materials	$4.4	$57.8	$12.7	$65.3
Retail Branding and Information Solutions	1.7	1.4	2.2	6.6
Industrial and Healthcare Materials	1.4	.2	3.3	.2
Total	$7.5	$59.4	$18.2	$72.1

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

As of June 29, 2019, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $3.6 million and $1.1 billion, respectively.

We recognize derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets.

The following table shows the fair values and balance sheet locations of cash flow hedges as of June 29, 2019 and December 29, 2018:

		Asset
(In millions)	Balance Sheet Location	June 29, 2019	December 29, 2018
Foreign exchange contracts	Other current assets	$1.2	$.5
Commodity contracts	Other current assets	—	.1
		$1.2	$.6

		Liability
(In millions)	Balance Sheet Location	June 29, 2019	December 29, 2018
Foreign exchange contracts	Other current liabilities	$1.3	$.8

Avery Dennison Corporation

The following table shows the fair values and balance sheet locations of other derivatives as of June 29, 2019 and December 29, 2018:

		Asset
(In millions)	Balance Sheet Location	June 29, 2019	December 29, 2018
Foreign exchange contracts	Other current assets	$6.8	$3.0

		Liability
(In millions)	Balance Sheet Location	June 29, 2019	December 29, 2018
Foreign exchange contracts	Other current liabilities	$7.3	$7.9

Cash Flow Hedges

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

Gains (losses), before taxes, recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign exchange contracts	$.7	$(.4)	$.9	$.5
Commodity contracts	(.4)	—	(.5)	—
Total	$.3	$(.4)	$.4	$.5

Neither the amount recognized in income related to the ineffective portion of, nor the amount excluded from effectiveness testing for, cash flow hedges was material for the three and six months ended June 29, 2019 or June 30, 2018.

As of June 29, 2019, we expected a net loss of approximately $.7 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.

Other Derivatives

For other derivative instruments that are not designated as hedging instruments, the gain or loss is recognized in current earnings.  These derivatives are intended to offset certain of our economic exposures arising from foreign exchange rate fluctuations.

The following table shows the components of the net gains (losses) recognized in income related to these derivative instruments:

		Three Months Ended		Six Months Ended
(In millions)	Statements of Operations Location	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign exchange contracts	Cost of products sold	$(.1)	$2.1	$(.6)	$1.3
Foreign exchange contracts	Marketing, general and administrative expense	(.6)	(6.6)	1.7	(16.1)
Total		$(.7)	$(4.5)	$1.1	$(14.8)

Avery Dennison Corporation

Net Investment Hedge

In March 2017, we designated €500 million of our 1.25% senior notes due 2025 as a net investment hedge of our investment in foreign operations. In January 2018, we reduced the amount we designated as a net investment hedge to €255 million. In May 2019, we de-designated the remaining net investment hedge as a result of changes in our intercompany capital structure. Through the time preceding de-designation, the net assets from the investment in foreign operations were greater than the senior notes, and, as such, the net investment hedge was effective.

Gains (losses), before tax, recognized in “Accumulated other comprehensive loss” (effective portion) related to the net investment hedge were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign currency denominated debt	$6.8	$19.2	$12.5	$(3.6)

We recorded no ineffectiveness from our net investment hedge in net (loss) income during the three or six months ended June 29, 2019 and June 30, 2018.

Note 9.  Taxes Based on Income

The following table summarizes our income (loss) before taxes, provision for (benefit from) income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income (loss) before taxes	$188.7	$139.9	$(95.7)	$299.0
Provision for (benefit from) income taxes	44.9	43.9	(93.5)	77.2
Effective tax rate	23.8%	31.4%	97.7%	25.8%

Our effective tax rate for the three and six months ended June 29, 2019 included the following: (i) a 2%-3% rate impact from the loss of benefits associated with a concessionary tax rate in a foreign jurisdiction and (ii) $4.9 million and $10.3 million, respectively, of net tax charges related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”).  Effective in 2019, we implemented certain structural changes to better align with our operational strategies, one benefit of which was to reduce our base erosion payments below the statutory minimum threshold.  As a result, our effective tax rate for the three and six months ended June 29, 2019 did not include tax charges related to Base Erosion Antiabuse Tax (“BEAT”).  Additionally, our effective tax rate for the six months ended June 29, 2019 reflected certain discrete items, including the following: (i) $6.8 million of tax benefits related to excess tax benefits associated with stock-based payments; (ii) $11.5 million of tax benefits from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years; and (iii) $179.8 million of tax benefits related to the effective settlement of the ADPP, $102.9 million of which was the related tax effect on the pretax charge of $446.9 million and $76.9 million of which was related to the release of stranded tax effects in AOCI through the income statement.  The tax effects were stranded primarily as a result of the U.S. federal tax rate change under the TCJA.  Refer to Note 1, “General,” and Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information.

Our effective tax rate for the three and six months ended June 30, 2018 included $10.7 million and $20.7 million, respectively, of net tax charges related to the tax on GILTI of our foreign subsidiaries, the recognition of foreign withholding taxes on current year earnings, and the BEAT on certain foreign earnings, partially offset by the benefit from FDII.  Our effective tax rate for the six months ended June 30, 2018 also included $8 million of discrete tax benefits from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years and $7.3 million of discrete tax benefits related to excess tax benefits associated with stock-based payments.

Avery Dennison Corporation

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.  In 2019, we anticipate completing the U.S. Internal Revenue Service’s Compliance Assurance Process Program through 2017 and effectively settling certain German tax audits for tax years 2011-2014. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2009.

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $22 million, primarily as a result of audit settlements and closing tax years.

Note 10.  Net Income (Loss) Per Common Share

Net income (loss) per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(A) Net income (loss) available to common shareholders	$143.4	$95.6	$(3.5)	$220.8
(B) Weighted average number of common shares outstanding	84.3	87.9	84.3	87.9
Dilutive shares (additional common shares issuable under stock-based awards)	.8	1.1	—	1.5
(C) Weighted average number of common shares outstanding, assuming dilution	85.1	89.0	84.3	89.4
Net income (loss) per common share: (A) ÷ (B)	$1.70	$1.09	$(.04)	$2.51
Net income (loss) per common share, assuming dilution: (A) ÷ (C)	$1.69	$1.07	$(.04)	$2.47

Stock-based compensation awards excluded from the computation of net income (loss) per common share, assuming dilution, because they would not have had a dilutive effect were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019		June 30, 2018
Antidilutive shares excluded from computation of net income (loss) per common share, assuming dilution	—	.1	1.0	(1)	—

(1)    For the six months ended June 29, 2019, the effect of dilutive shares (additional common shares issuable under stock-based awards) was not included in the computation of net income (loss) per common share, assuming dilution, because we had a net loss.

Avery Dennison Corporation

Note 11. Supplemental Equity and Comprehensive Income Information

Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$851.5	$848.4	$872.0	$862.6
Issuance of shares under stock-based compensation plans(1)	6.2	6.1	(14.3)	(8.1)
Ending balance	$857.7	$854.5	$857.7	$854.5
Retained earnings
Beginning balance	$2,663.5	$2,647.8	$2,864.9	$2,596.7
Tax accounting for intra-entity asset transfers(2)	—	—	—	(13.8)
Net income (loss)	143.4	95.6	(3.5)	220.8
Issuance of shares under stock-based compensation plans(1)	.9	1.2	(13.4)	(23.8)
Contribution of shares to 401(k) Plan(1)	3.3	3.2	7.0	7.5
Dividends	(48.8)	(45.7)	(92.7)	(85.3)
Ending balance	$2,762.3	$2,702.1	$2,762.3	$2,702.1
Treasury stock at cost
Beginning balance	$(2,287.8)	$(1,891.0)	$(2,223.9)	$(1,856.7)
Repurchase of shares for treasury	(27.9)	(51.3)	(116.6)	(102.9)
Issuance of shares under stock-based compensation plans	1.8	1.3	24.1	16.5
Contribution of shares to 401(k) Plan(1)	2.1	1.9	4.6	4.0
Ending balance	$(2,311.8)	$(1,939.1)	$(2,311.8)	$(1,939.1)
Accumulated other comprehensive loss
Beginning balance	$(359.4)	$(639.6)	$(682.0)	$(680.5)
Other comprehensive (loss) income, net of tax(3)	(10.4)	(80.1)	312.2	(39.2)
Ending balance	$(369.8)	$(719.7)	$(369.8)	$(719.7)
(1)	We fund a portion of our employee-related expenses using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of the awards vested and record net gains or losses associated with our use of treasury shares to retained earnings.
(2)	In the first quarter of 2018, we adopted an accounting guidance update that requires recognition of the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which they occur.
(3)	In the first quarter of 2019, we effectively settled the ADPP’s remaining obligations. Refer to Note 5, “Pension and Other Postretirement Benefits,” for more information.

Dividends per common share were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Dividends per common share	$.58	$.52	$1.10	$.97

In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization.  Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

Avery Dennison Corporation

Changes in Accumulated Other Comprehensive Loss

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 29, 2019 were as follows:

		Pension and
	Foreign	Other
	Currency	Postretirement	Cash Flow
(In millions)	Translation	Benefits	Hedges	Total
Balance as of December 29, 2018	$(247.4)	$(434.3)	$(.3)	$(682.0)
Other comprehensive income before reclassifications, net of tax(1)	11.6	36.0	.3	47.9
Reclassifications to net loss, net of tax(2)	—	264.9	(.6)	264.3
Net current-period other comprehensive income (loss), net of tax	11.6	300.9	(.3)	312.2
Balance as of June 29, 2019	$(235.8)	$(133.4)	$(.6)	$(369.8)
(1)	Other comprehensive income before reclassifications, net of tax, for pension and other postretirement benefits related to the remeasurement of the ADPP’s net pension obligations.
(2)	In the first quarter of 2019, we effectively settled the ADPP’s remaining obligations. Refer to Note 5, “Pension and Other Postretirement Benefits,” for more information.

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 30, 2018 were as follows:

		Pension and
	Foreign	Other
	Currency	Postretirement	Cash Flow
(In millions)	Translation	Benefits	Hedges	Total
Balance as of December 30, 2017	$(156.2)	$(524.0)	$(.3)	$(680.5)
Other comprehensive (loss) income before reclassifications, net of tax	(51.6)	—	.4	(51.2)
Reclassifications to net income, net of tax	—	11.7	.3	12.0
Net current-period other comprehensive (loss) income, net of tax	(51.6)	11.7	.7	(39.2)
Balance as of June 30, 2018	$(207.8)	$(512.3)	$.4	$(719.7)

Avery Dennison Corporation

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net income (loss) were as follows:

	Amounts Reclassified from Accumulated
	Other Comprehensive Loss
	Three Months Ended		Six Months Ended		Statements of
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	Operations Location
Cash flow hedges:
Foreign exchange contracts	$.4	$—	$.8	$(.3)	Cost of products sold
Commodity contracts	—	(.1)	—	(.1)	Cost of products sold
Total before tax	.4	(.1)	.8	(.4)
Tax	(.1)	—	(.2)	.1	Provision for income taxes
Net of tax	.3	(.1)	.6	(.3)
Pension and other postretirement benefits	(.4)	(7.3)	(444.2)	(14.8)	Other non-operating expense
Tax	.2	1.3	179.3	3.1	Provision for income taxes
Net of tax	(.2)	(6.0)	(264.9)	(11.7)
Total reclassifications for the period	$.1	$(6.1)	$(264.3)	$(12.0)

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign currency translation	$4.7	$4.5	$.3	$(.8)
Pension and other postretirement benefits	.2	1.3	190.0	3.1
Cash flow hedges	—	(.1)	(.1)	.2
Income tax expense allocated to components of other comprehensive income	$4.9	$5.7	$190.2	$2.5

Note 12.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of June 29, 2019:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Trading securities	$29.6	$25.5	$4.1	$—
Derivative assets	8.0	—	8.0	—
Bank drafts	18.4	18.4	—	—
Liabilities
Derivative liabilities	$8.6	$—	$8.6	$—

Avery Dennison Corporation

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 29, 2018:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Trading securities	$26.3	$21.5	$4.8	$—
Derivative assets	3.6	.1	3.5	—
Bank drafts	23.0	23.0	—	—
Liabilities
Derivative liabilities	$8.7	$—	$8.7	$—
Contingent consideration liability	1.6	—	—	1.6

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of June 29, 2019, trading securities of $.7 million and $28.9 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 29, 2018, trading securities of $.2 million and $26.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. Contingent consideration liability in 2018, which was included in “Other accrued liabilities” in the unaudited Condensed Consolidated Balance Sheets, was related to an estimated earn-out payment associated with an acquisition we completed in 2017 and was classified as Level 3. This payment was based on the achievement of the designated performance target in 2018 under the terms of the purchase agreement, and our estimate was based on the expected payment related to this target under the terms of the agreement.  This liability was paid in the first quarter of 2019.

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

Environmental Expenditures

Environmental expenditures are generally expensed. However, environmental expenditures for newly acquired assets and those that extend or improve the economic useful life of existing assets are capitalized and amortized over the shorter of the estimated useful life of the acquired asset or the remaining life of the existing asset. We review our estimates of the costs of complying with environmental laws related to remediation and cleanup of various sites, including sites in which governmental agencies have designated us as a potentially responsible party (“PRP”). When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. Potential insurance reimbursements are not offset against potential liabilities.

As of June 29, 2019, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

The activity for the six months ended June 29, 2019 related to our environmental liabilities was as follows:

(In millions)
Balance at December 29, 2018	$20.0
Charges, net of reversals	2.1
Payments	(2.8)
Balance at June 29, 2019	$19.3

Approximately $5 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of June 29, 2019 and December 29, 2018.

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

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$320.1	$323.1	$631.8	$632.9
Europe	452.2	490.2	902.1	975.1
Asia	267.1	270.8	523.3	538.1
Latin America	94.4	97.5	185.0	186.3
Other international	72.5	75.7	142.4	143.1
Total Label and Graphic Materials	1,206.3	1,257.3	2,384.6	2,475.5
Retail Branding and Information Solutions:
Apparel	370.4	373.3	723.5	720.5
Printer Solutions	47.9	43.4	93.1	82.2
Total Retail Branding and Information Solutions	418.3	416.7	816.6	802.7
Industrial and Healthcare Materials	171.1	180.2	334.6	352.4
Net sales to unaffiliated customers	$1,795.7	$1,854.2	$3,535.8	$3,630.6

Avery Dennison Corporation

Additional Segment Information

Additional financial information by reportable segment is shown below.

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Intersegment sales
Label and Graphic Materials	$20.1	$19.8	$41.3	$38.7
Retail Branding and Information Solutions	5.0	1.0	9.2	1.6
Industrial and Healthcare Materials	2.9	2.5	5.5	4.2
Intersegment sales	$28.0	$23.3	$56.0	$44.5
Income (loss) before taxes
Label and Graphic Materials	$162.1	$115.5	$301.6	$265.2
Retail Branding and Information Solutions	50.4	45.3	101.8	80.0
Industrial and Healthcare Materials	16.5	16.6	30.1	29.6
Corporate expense	(19.9)	(20.6)	(42.8)	(42.4)
Interest expense	(19.5)	(14.3)	(39.0)	(27.5)
Other non-operating expense	(.9)	(2.6)	(447.4)	(5.9)
Income (loss) before taxes	$188.7	$139.9	$(95.7)	$299.0
Other expense, net by reportable segment
Label and Graphic Materials	$4.4	$57.8	$12.0	$65.9
Retail Branding and Information Solutions	1.7	1.4	(.3)	6.1
Industrial and Healthcare Materials	1.4	.2	3.3	.2
Corporate	—	(2.3)	—	(2.3)
Other expense, net	$7.5	$57.1	$15.0	$69.9
Other expense, net by type
Restructuring charges:
Severance and related costs	$6.1	$58.8	$16.5	$63.1
Asset impairment charges and lease cancellation costs	1.4	.6	1.7	9.0
Other items:
Other restructuring-related charge	—	—	—	.5
Net gain on sales of assets	—	(2.3)	(3.2)	(2.7)
Other expense, net	$7.5	$57.1	$15.0	$69.9

Note 15. Supplemental Financial Information

Inventories

Net inventories consisted of the following:

(In millions)	June 29, 2019	December 29, 2018
Raw materials	$235.5	$236.2
Work-in-progress	202.5	196.7
Finished goods	233.0	218.5
Inventories, net	$671.0	$651.4

Property, Plant and Equipment

(In millions)	June 29, 2019	December 29, 2018
Property, plant and equipment	$3,090.6	$3,053.7
Accumulated depreciation	(1,946.8)	(1,916.3)
Property, plant and equipment, net	$1,143.8	$1,137.4

Avery Dennison Corporation

Deferred Revenue

Deferred revenue primarily relates to constrained variable consideration on supply agreements for sales of products, as well as to payments received in advance of performance under a contract. Deferred revenue is recognized as revenue as or when we satisfy our performance obligations under a contract.

The following table shows the amounts and balance sheet locations of deferred revenue as of June 29, 2019 and December 29, 2018:

(In millions)	June 29, 2019	December 29, 2018
Other current liabilities	$12.9	$11.5
Long-term retirement benefits and other liabilities	.3	.3
Total deferred revenue	$13.2	$11.8

Revenue recognized from amounts included in deferred revenue as of December 29, 2018 was $1.8 million and $9.5 million for the three and six months ended June 29, 2019, respectively. Revenue recognized from amounts included in deferred revenue as of December 30, 2017 was $1.9 million and $10.3 million for the three and six months ended June 30, 2018, respectively. This revenue was included in "Net sales" in the unaudited Condensed Consolidated Statements of Operations.

Research and Development

Research and development expense was $24.8 million and $49.5 million for the three and six months ended June 29, 2019, respectively, and $25.2 million and $50 million for the three and six months ended June 30, 2018, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.

Equity Method Investment

The carrying value of our equity method investment in PragmatIC Printing Limited was $9.8 million and $6.7 million as of June 29, 2019 and December 29, 2018, respectively, and was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.  In January 2019, we made an additional investment of approximately $4 million.

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

We use the following non-GAAP financial measures in this MD&A:

●	Organic sales change refers to the increase or decrease in net sales excluding the estimated impact of foreign currency translation and currency adjustment for transitional reporting of highly inflationary economies (Argentina), with segment results adjusted for the reclassification of sales between segments; the estimated impact of product line exits, acquisitions and divestitures; and, where applicable, the extra week in our fiscal year. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations. We believe that organic sales change assists investors in evaluating the sales change from the ongoing activities of our businesses and enhances their ability to evaluate our results from period to period.
●	Free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments. Free cash flow is also adjusted for our cash contributions related to the termination of our U.S. pension plan. We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.
●	Operational working capital as a percentage of annualized current quarter net sales refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as net current assets or liabilities held-for-sale, divided by annualized current quarter net sales. We believe that operational working capital as a percentage of annualized current quarter net sales assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and that may increase the volatility of working capital as a percentage of sales from period to period. The items excluded from this measure are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Net Sales

The factors impacting reported sales change, as compared to the prior year periods, are shown in the table below.

	Three Months	Six Months
	Ended	Ended
	June 29, 2019	June 29, 2019
Reported sales change	(3)%	(3)%
Foreign currency translation	5	5
Organic sales change	2%	2%

In the three and six months ended June 29, 2019, net sales increased on an organic basis as compared to the same period in the prior year primarily due to prior year pricing actions.

Net (Loss) Income

Net loss in the first six months of 2019 was approximately $3.5 million compared to  net income of $220.8 million in the same period last year. Major factors affecting the change in net (loss) income included the following:

●	Pension plan settlement charges, net of tax benefits related to effective settlement of pension plan
●	Impact of foreign currency translation
●	Higher employee-related costs

Offsetting factors:

●	Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs
●	Net impact of pricing and raw material costs

Cost Reduction Actions

2018/2019 Actions

In April 2018, we approved a restructuring plan (the “2018 Plan”) to consolidate the European footprint of our Label and Graphic Materials ("LGM”) reportable segment, which is expected to reduce headcount by approximately 400 positions from the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. The cumulative charges associated with the 2018 Plan through the second quarter of 2019 consisted of severance and related costs for the reduction of approximately 345 positions, as well as asset impairment charges. During the three months ended June 29, 2019, we recorded a net $.9 million in restructuring reversals related to the 2018 Plan. The activities for the 2018 Plan were substantially complete as of  the end of the second quarter of 2019.

In addition to restructuring charges recorded under the 2018 Plan, we recorded $19.8 million in restructuring charges during the six months ended June 29, 2019 related to other 2018/2019 Actions. These charges consisted of severance and related costs for the reduction of approximately 330 positions, as well as lease cancellation costs.

2015/2016 Actions

During the three months ended June 29, 2019, we recorded $.7 million in restructuring reversals related to restructuring actions initiated during the third quarter of 2015.

The activities and related charges and payments for the 2015/2016 Actions were substantially completed in 2018.

Impact of Cost Reduction Actions

We anticipate savings from cost reduction actions, net of transition costs, of $45 million to $50 million in 2019.

Avery Dennison Corporation

Restructuring charges were included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

U.S. Pension Plan Termination

In July 2018, our Board of Directors (“Board”) approved the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan, effective as of September 28, 2018. In connection with the termination, we settled approximately $152 million of ADPP liabilities during the fourth quarter of 2018 through lump-sum payments from existing plan assets to eligible participants who elected to receive them and recorded approximately $85 million of non-cash charges associated with these settlements. On March 21, 2019, we effectively settled the remaining ADPP liabilities through the execution of an agreement to purchase annuities from American General Life Insurance Company (“AGL”), a subsidiary of American International Group, Inc. Under the agreement, we settled approximately $750 million of ADPP pension obligations for approximately 8,500 active and former employees and their beneficiaries, with AGL assuming the future annuity payments for these individuals, commencing at April 1, 2019. This settlement resulted in approximately $447 million of pretax charges, partially offset by related tax benefits of $180 million, which we recorded in March 2019. Refer to Note 5, "Pension and Other Postretirement Benefits," to the unaudited Condensed Consolidated Financial Statements for more information.

Accounting Guidance Updates

Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Cash Flow

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Net cash provided by operating activities	$238.8	$209.5
Purchases of property, plant and equipment	(79.8)	(79.5)
Purchases of software and other deferred charges	(13.0)	(13.9)
Proceeds from sales of property, plant and equipment	7.4	9.3
Proceeds from insurance and (purchases) sales of investments, net	4.3	2.2
Pension plan contribution for plan termination	7.4	—
Free cash flow	$165.1	$127.6

During the first six months of 2019, net cash provided by operating activities increased compared to the same period last year primarily due to improved operational working capital and lower incentive compensation payments, partially offset by higher restructuring payments related to our 2018/2019 Actions, our cash contribution related to the ADPP termination, and higher income tax payments, net of refunds.  During the first six months of 2019, free cash flow increased compared to the same period last year due to an increase in net cash provided by operating activities adjusted for our ADPP contribution.

Outlook

Certain factors that we believe may contribute to our 2019 results are described below:

●	We expect our net sales, including the effects of foreign currency translation, to change by (.5)% to 0%.
●	Assuming the continuation of current foreign currency rates, we expect currency translation to reduce our pre-tax operating income by approximately $28 million.
●	We expect our full year effective tax rate to be in the single-digit range.
●	We anticipate capital and software expenditures of $275 million to $285 million.
●	We estimate savings of $45 million to $50 million from restructuring actions, net of transition costs.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

Income Before Taxes

	Three Months Ended
(In millions, except percentages)	June 29, 2019	June 30, 2018
Net sales	$1,795.7	$1,854.2
Cost of products sold	1,313.4	1,352.8
Gross profit	482.3	501.4
Marketing, general and administrative expense	265.7	287.5
Other expense, net	7.5	57.1
Interest expense	19.5	14.3
Other non-operating expense	.9	2.6
Income before taxes	$188.7	$139.9

Gross profit margin	26.9%	27.0%

Gross Profit Margin

Gross profit margin percentage for the second quarter of 2019 decreased slightly compared to the same period last year primarily reflecting the net impact of higher selling prices to cover raw material inflation, which was largely offset by benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the second quarter of 2019 compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the favorable impact of foreign currency translation.

Other Expense, net

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018
Other expense, net by type
Restructuring charges:
Severance and related costs, net of reversals	$6.1	$58.8
Asset impairment charges and lease cancellation costs	1.4	.6
Other items:
Other restructuring-related charge	—	—
Net gains on sale of assets	—	(2.3)
Other expense, net	$7.5	$57.1

Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.

Interest Expense

Interest expense increased in the second quarter of 2019 compared to the same period last year reflecting additional interest costs related to the $500 million of senior notes we issued in December 2018.

Other Non-Operating Expense

Other non-operating expense decreased in the second quarter of 2019 compared to the same period last year primarily due to lower pension plan settlements and related charges.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	June 29, 2019	June 30, 2018
Income before taxes	$188.7	$139.9
Provision for income taxes	44.9	43.9
Equity method investment losses	(.4)	(.4)
Net income	$143.4	$95.6
Per share amounts:
Net income per common share	$1.70	$1.09
Net income per common share, assuming dilution	1.69	1.07

Effective tax rate	23.8%	31.4%

Provision for Income Taxes

Our effective tax rate for the three months ended June 29, 2019 was 23.8%, compared to 31.4% in the same period last year.  The decrease was primarily impacted by discrete tax benefits due to reductions in certain tax reserves, including interest and penalties, as a result of closing tax years during the three months ended June 29, 2019.  Refer to Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018
Net sales including intersegment sales	$1,226.4	$1,277.1
Less intersegment sales	(20.1)	(19.8)
Net sales	$1,206.3	$1,257.3
Operating income(1)	162.1	115.3

(1)Included charges associated with restructuring in both quarters	$4.4	$57.8

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
June 29, 2019
Reported sales change	(4)%
Reclassification of sales between segments	—
Foreign currency translation	5
Organic sales change	1%

In the second quarter of 2019, net sales increased on an organic basis as compared to the same period in the prior year due to prior year pricing actions partially offset by lower volume.  Net sales on an organic basis decreased at low-single digit rates in North America and Western Europe, offset by a low-single digit rate increase in emerging markets.

Operating Income

Operating income increased in the second quarter of 2019 compared to the same period last year primarily due to lower restructuring charges, and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs,  partially offset by the unfavorable impact of foreign currency translation and lower volume/mix.

Avery Dennison Corporation

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018
Net sales including intersegment sales	$423.3	$417.7
Less intersegment sales	(5.0)	(1.0)
Net sales	$418.3	$416.7
Operating income(1)	50.4	45.3

(1)Included charges associated with restructuring in both quarters	$1.7	$1.4

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
June 29, 2019
Reported sales change	—%
Reclassification of sales between segments	1
Foreign currency translation	3
Organic sales change	4%

In the second quarter of 2019, net sales increased on an organic basis compared to the same period in the prior year, driven by continued strength in radio-frequency identification solutions.

Operating Income

Operating income increased in the second quarter of 2019 compared to the same period last year primarily due to benefits from productivity initiatives and higher volume, partially offset by higher employee-related costs and growth-related investments.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018
Net sales including intersegment sales	$174.0	$182.7
Less intersegment sales	(2.9)	(2.5)
Net sales	$171.1	$180.2
Operating income(1)	16.5	16.6

(1)Included charges associated with restructuring in both quarters	$1.4	$.2

Net Sales

The factors impacting reported sales change are shown in the table below.

Three Months Ended
June 29, 2019
Reported sales change	(5)%
Foreign currency translation	5
Organic sales change	—%

In the second quarter of 2019, net sales on an organic basis were flat compared to the same period in the prior year, driven by a low-single digit decline in industrial categories, largely offset by a mid-single digit increase in healthcare categories.

Avery Dennison Corporation

Operating Income

Operating income decreased slightly in the second quarter of 2019 compared to the same period last year primarily due to higher restructuring and employee-related costs, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the net benefit of pricing and raw material costs.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

Income Before Taxes

	Six Months Ended
(In millions, except percentages)	June 29, 2019	June 30, 2018
Net sales	$3,535.8	$3,630.6
Cost of products sold	2,588.1	2,645.8
Gross profit	947.7	984.8
Marketing, general and administrative expense	542.0	582.5
Other expense, net	15.0	69.9
Interest expense	39.0	27.5
Other non-operating expense	447.4	5.9
(Loss) Income before taxes	$(95.7)	$299.0

Gross profit margin	26.8%	27.1%

Gross Profit Margin

Gross profit margin for the first six months of 2019 decreased compared to the same period last year primarily due to the net impact of higher selling prices to cover raw material inflation, which was partially offset by benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first six months of 2019 compared to the same period last year reflecting the benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the favorable impact of foreign currency translation, partially offset by higher employee-related costs.

Other Expense, net

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Other expense, net by type
Restructuring charges:
Severance and related costs, net of reversals	$16.5	$63.1
Asset impairment charges and lease cancellation costs	1.7	9.0
Other items:
Other restructuring-related charge	—	.5
Net gains on sale of assets	(3.2)	(2.7)
Other expense, net	$15.0	$69.9

Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.

Interest Expense

Interest expense increased in the first six months of 2019 compared to the same period last year reflecting additional interest costs related to the $500 million of senior notes we issued in December 2018.

Avery Dennison Corporation

Other Non-Operating Expense

Other non-operating expense increased in the first six months of 2019 compared to the same period last year due to the settlement of the ADPP, which resulted in $447 of pretax charges that were partially offset by related tax benefits of $180 million.  Refer to Note 5, “Pension and Other Postretirement Benefits,” and Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts and percentages)	June 29, 2019	June 30, 2018
(Loss) income before taxes	$(95.7)	$299.0
(Benefit from) provision for income taxes	(93.5)	77.2
Equity method investment losses	(1.3)	(1.0)
Net (loss) income	$(3.5)	$220.8
Per share amounts:
Net (loss) income per common share	$(.04)	$2.51
Net (loss) income per common share, assuming dilution	(.04)	2.47

Effective tax rate	97.7%	25.8%

Provision for Income Taxes

Our effective tax rate for the six months ended June 29, 2019 was 97.7%, compared to 25.8% in the same period last year.  The change in tax rate was primarily due to the tax effects of the settlement charges associated with the termination of the ADPP in March 2019.  Refer to Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

We currently expect our effective tax rate for 2019 to be in the single-digit range. Our effective tax rate can vary from quarter to quarter due to the recognition of discrete events, such as changes in tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision adjustments, tax impacts related to stock-based payments, as well as recurring factors, such as changes in the mix of earnings in countries with differing statutory tax rates, and the execution of tax planning strategies. We continue to pursue planning opportunities in certain foreign jurisdictions primarily to react to the loss of concessionary tax rates. Our progress indicates that we are on track to realize these opportunities. We continue to evaluate certain key factors that may significantly influence the amount of benefit to be recognized in 2019.

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Net sales including intersegment sales	$2,425.9	$2,514.2
Less intersegment sales	(41.3)	(38.7)
Net sales	$2,384.6	$2,475.5
Operating income(1)	301.6	265.2

(1)Included charges associated with restructuring in both years	$12.0	$65.9

Net Sales

The factors impacting reported sales change are shown in the table below.

Six Months Ended
June 29, 2019
Reported sales change	(4)%
Reclassification of sales between segments	–
Foreign currency translation	5
Organic sales change	1%

In the first six months of 2019, net sales increased on an organic basis compared to the same period in the prior year due to prior year pricing actions partially offset by lower volume.  Net sales on an organic basis increased at low-single digit rates.  Sales were up low-single digits in emerging markets, approximately flat in North America, and down slightly in Western Europe.

Operating Income

Operating income increased in the first six months of 2019 compared to the same period last year primarily due to lower restructuring charges and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by the unfavorable impact of foreign currency translation and lower volume/mix.

Retail Branding and Information Solutions

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Net sales including intersegment sales	$825.8	$804.3
Less intersegment sales	(9.2)	(1.6)
Net sales	$816.6	$802.7
Operating income(1)	101.8	80.0

(1)Included charges associated with restructuring in both years	$(.3)	$6.1

Avery Dennison Corporation

Net Sales

The factors impacting reported sales change are shown in the table below.

Six Months Ended
June 29, 2019
Reported sales change	2%
Reclassification of sales between segments	1
Foreign currency translation	3
Organic sales change	6%

In the first six months of 2019, net sales increased on an organic basis compared to the same period in the prior year, driven by continued strength in radio-frequency identification solutions and growth in the base business.

Operating Income

Operating income increased in the first six months of 2019 compared to the same period last year primarily due to higher volume, and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs.

Industrial and Healthcare Materials

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Net sales including intersegment sales	$340.1	$356.6
Less intersegment sales	(5.5)	(4.2)
Net sales	$334.6	$352.4
Operating income(1)	30.1	29.6

(1)Included charges associated with restructuring in both years	$3.3	$.2

Net Sales

The factors impacting reported sales change are shown in the table below.

Six Months Ended
June 29, 2019
Reported sales change	(5)%
Foreign currency translation	5
Organic sales change(1)	(1)%

(1)Totals may not sum due to rounding

In the first six months of 2019, net sales decreased on an organic basis compared to the same period in the prior year, driven by a low-single digit decline in industrial categories, partially offset by a low-single digit increase in healthcare categories.

Operating Income

Operating income increased in the first six months of 2019 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the net benefit of pricing and raw material costs, partially offset by lower volume and higher employee-related costs.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Operating Activities

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Net (loss) income	$(3.5)	$220.8
Depreciation and amortization	89.4	89.3
Provision for doubtful accounts and sales returns	26.8	23.1
Stock-based compensation	16.5	16.4
Pension plan settlements and related charges	446.9	.7
Deferred income taxes and other non-cash taxes	(166.6)	(7.1)
Other non-cash expense and loss (income and gain), net	10.3	36.5
Changes in assets and liabilities and other adjustments	(181.0)	(170.2)
Net cash provided by operating activities	$238.8	$209.5

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first six months of 2019, net cash provided by operating activities increased compared to the same period last year primarily due to improved operational working capital and lower incentive compensation payments, partially offset by higher restructuring payments related to our 2018/2019 Actions, our cash contribution related to the ADPP termination, and higher income tax payments, net of refunds.

Investing Activities

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Purchases of property, plant and equipment	$(79.8)	$(79.5)
Purchases of software and other deferred charges	(13.0)	(13.9)
Proceeds from sales of property, plant and equipment	7.4	9.3
Proceeds from insurance and (purchases) sales of investments, net	4.3	2.2
Payments for investments in businesses	(6.5)	(.2)
Net cash used in investing activities	$(87.6)	$(82.1)

Purchases of Property, Plant and Equipment

During the first six months of 2019 and 2018, we invested in equipment to support growth in Asia, North America, and Europe and to improve manufacturing productivity.

Purchases of Software and Other Deferred Charges

During the first six months of 2019, we invested in enterprise resource planning system implementations in North America and information technology upgrades worldwide. During the first six months of 2018, we invested in information technology primarily associated with enterprise resource planning system implementations in North America  and Asia.

Proceeds from Sales of Property, Plant and Equipment

During the first six months of 2019, the majority of the proceeds from sales of property, plant and equipment was related to the sale of one property in each of North America, Asia and Europe.  During the first six months of 2018, the majority of the proceeds from sales of property, plant and equipment was related to the sale of two properties in Europe.

Avery Dennison Corporation

Proceeds from Insurance and (Purchases) Sales of Investments, Net

During the first six months of 2019, higher proceeds from insurance associated with our corporate-owned life insurance policies were partially offset by higher net purchases of investments.

Payments for Investments in Businesses

During the first six months of 2019, we paid $6.5 million for investments in unconsolidated businesses.

Financing Activities

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Net increase in borrowings (maturities of three months or less)	$112.9	$108.3
Repayments of long-term debt and finance leases	(16.5)	(2.7)
Dividends paid	(92.7)	(85.3)
Share repurchases	(116.6)	(102.9)
Net (tax withholding) proceeds related to stock-based compensation	(20.4)	(32.4)
Payments of contingent consideration	(1.6)	(16.8)
Net cash used in financing activities	$(134.9)	$(131.8)

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first six months of 2019 and 2018, our commercial paper borrowings were used to fund share repurchase activity, dividend payments, and capital expenditures, and for other general corporate purposes.

Refer to Note 4, “Debt” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividends Paid

We paid dividends of $1.10 per share in the first six months of 2019 compared to $.97 per share in the same period last year. In April 2019, we increased our quarterly dividend to $.58 per share, representing an increase of approximately 12% from our previous dividend rate of $.52 per share.

Share Repurchases

During the first six months of 2019 and 2018, we repurchased approximately 1.2 million and .9 million shares of our common stock, respectively.

In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization.  Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

As of June 29, 2019, shares of our common stock in the aggregate amount of $765.8 million remained authorized for repurchase under our outstanding Board authorizations.

Net (Tax Withholding) Proceeds Related to Stock-Based Compensation

During the first six months of 2019, tax withholding for stock-based compensation decreased compared to the same period in 2018 as a result of fewer vested shares and lower vesting-date share prices for equity awards.

Approximately .2 million and .01 million stock options were exercised during the first six months of 2019 and 2018, respectively.

Payments of Contingent Consideration

During the first six months of 2019 and 2018, payments of contingent consideration were related to the achievements of certain performance targets by companies we acquired in 2017.

Avery Dennison Corporation

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the six months ended June 29, 2019, goodwill decreased by approximately $1 million to $941 million due to the impact of foreign currency translation.

In the six months ended June 29, 2019, other intangibles resulting from business acquisitions, net, decreased by approximately $8 million to $136 million, primarily reflecting current year amortization expense.

Refer to Note 3, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the six months ended June 29, 2019, other assets increased by approximately $160 million to $611 million, which primarily reflected the capitalization of operating lease assets as a result of our adoption of the accounting guidance update  described in Note 1, “General,” of the unaudited Condensed Consolidated Financial Statements. The increase in other assets also reflected additional investments in unconsolidated businesses.

Other Long-term Liabilities

In the six months ended June 29, 2019, long-term retirement benefits and other liabilities increased by approximately $99 million to $433 million, primarily reflecting the recognition of operating lease liabilities as the result of our adoption of the accounting guidance update described in Note 1, “General,” of the unaudited Condensed Consolidated Financial Statements.

Shareholders’ Equity Accounts

As of June 29, 2019, the balance of our shareholders’ equity was $1.1 billion. Refer to Note 11, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Impact of Foreign Currency Translation

Six Months Ended
(In millions)	June 29, 2019
Change in net sales	$(163)

International operations generated approximately 77% of our net sales during the six months ended June 29, 2019. Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first six months of 2019 compared to the same period last year was primarily related to euro-denominated sales and sales in China  and Brazil.

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

Operational Working Capital Ratio

Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the second quarter of 2019, was higher compared to the second quarter of 2018.

	Six Months Ended
(In millions, except percentages)	June 29, 2019	June 30, 2018
(A) Working capital	$98.7	$218.9
Reconciling items:
Cash and cash equivalents	(247.3)	(215.8)
Other current assets	(226.9)	(215.3)
Short-term borrowings and current portion of long-term debt and finance leases	558.5	384.3
Accrued payroll and employee benefits and other current liabilities	664.6	690.5
(B) Operational working capital	$847.6	$862.6
(C) Second-quarter net sales, annualized	$7,182.8	$7,416.8
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	11.8%	11.6%

Accounts Receivable Ratio

The average number of days sales outstanding was 63 days in the first six months of 2019 compared to 62 days in the first six  months of 2018, calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the first six months. The increase in the average number of days outstanding from prior year primarily reflected the impact of foreign currency translation and the timing of collections.

Inventory Ratio

Average inventory turnover was 7.6 and 7.9 in the first six months of 2019 and 2018, respectively, calculated using the annualized cost of sales (year-to-date cost of products sold, multiplied by two) divided by the two-quarter average inventory balance.  The decrease in average inventory turnover primarily reflected the timing of inventory purchases and the impact of foreign currency translation.

Accounts Payable Ratio

The average number of days payable outstanding was 73 days in the first six months of 2019 compared to 72 days in the first six months of 2018, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months. The increase in the average number of days payable outstanding from the prior year primarily reflected the impact of foreign currency translation and longer payment terms with vendors.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents, and debt financing, including ready access to commercial paper. We use these resources to fund operational needs. At June 29, 2019, we had cash and cash equivalents of $247.3 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world. At June 29, 2019, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

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

We have an $800 million revolving credit facility (the “Revolver”) that matures on November 8, 2022. The Revolver is used as a back-up facility for our commercial paper program and can be used for other corporate purposes. The Revolver contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of June 29, 2019 and December 29, 2018, we were in compliance with our financial covenants.

We currently anticipate using commercial paper borrowings to repay approximately $265 million of notes maturing in the second quarter of 2020.

Capital from Debt

The carrying value of our total debt increased by approximately $96 million in the first six months of 2019 to $2.06 billion, primarily reflecting a net increase in commercial paper borrowings to support operational needs.

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

Avery Dennison Corporation

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
(c)	Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the second quarter of 2019 are shown in the table below.  Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

			Total number of shares	Approximate dollar
	Total number	Average	purchased as part of	value of shares that may
	of shares	price paid	publicly announced	yet be purchased under
Period(1)	purchased(2)	per share	plans(2)(3)	the plans(4)
March 31, 2019 – April 27, 2019	—	$—	—	$793.7
April 28, 2019 – May 25, 2019	124.0	104.25	124.0	780.8
May 26, 2019 – June 29, 2019	142.1	105.43	142.1	765.8
Total	266.1	$104.88	266.1	$765.8

(1)      The periods shown are our fiscal periods during the thirteen-week quarter ended June 29, 2019.

(2)      Shares in thousands.

(3)      In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization pursuant to which purchases were made in the periods shown in the table above. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

(4)      Dollars in millions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

Avery Dennison Corporation

ITEM 6. EXHIBITS

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document ‒ the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Extension Schema Document
Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Extension Definition Linkbase Document
*	Filed herewith.
**	Furnished herewith.

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

July 30, 2019