Form 10-Q
period 2019-09-28
Avery Dennison Corp
filed 2019-10-29
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019.

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

Number of shares of $1 par value common stock outstanding as of October 26, 2019: 83,502,894

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2019 QUARTERLY REPORT ON FORM 10-Q

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

The risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, and subsequent quarterly reports on Form 10-Q. These risks and uncertainties include, but are not limited to the following: fluctuations in demand affecting sales to customers; worldwide and local economic conditions; changes in political conditions; changes in governmental laws and regulations; fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets; the financial condition and inventory strategies of customers; changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences; fluctuations in cost and availability of raw materials; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; the impact of competitive products and pricing; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; execution and integration of acquisitions; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; amounts of future dividends and share repurchases; customer and supplier concentrations; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest and tax rates; changes in tax laws and regulations, including the U.S. Tax Cuts and Jobs Act and regulations issued related thereto, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; fluctuations in pension, insurance, and employee benefit costs; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety; protection and infringement of intellectual property; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amount)	September 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$224.2	$232.0
Trade accounts receivable, less allowances of $25.0 and $21.1 at September 28, 2019 and December 29, 2018, respectively	1,224.2	1,189.7
Inventories, net	665.0	651.4
Other current assets	220.0	224.9
Total current assets	2,333.4	2,298.0
Property, plant and equipment, net	1,142.1	1,137.4
Goodwill	920.4	941.8
Other intangibles resulting from business acquisitions, net	129.1	144.0
Non-current deferred income taxes	195.8	205.3
Other assets	617.9	451.0
	$5,338.7	$5,177.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$514.2	$194.6
Accounts payable	1,041.2	1,030.5
Accrued payroll and employee benefits	192.0	217.9
Other current liabilities	520.5	551.0
Total current liabilities	2,267.9	1,994.0
Long-term debt and finance leases	1,483.7	1,771.6
Long-term retirement benefits and other liabilities	427.0	334.7
Non-current deferred and payable income taxes	102.7	122.1
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $1 par value per share, authorized - 400,000,000 shares at September 28, 2019 and December 29, 2018; issued - 124,126,624 shares at September 28, 2019 and December 29, 2018; outstanding - 83,584,779 shares and 84,723,655 shares at September 28, 2019 and December 29, 2018, respectively	124.1	124.1
Capital in excess of par value	864.8	872.0
Retained earnings	2,861.7	2,864.9
Treasury stock at cost, 40,541,845 shares and 39,402,969 shares at September 28, 2019 and December 29, 2018, respectively	(2,393.9)	(2,223.9)
Accumulated other comprehensive loss	(399.3)	(682.0)
Total shareholders’ equity	1,057.4	955.1
	$5,338.7	$5,177.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$1,761.4	$1,759.7	$5,297.2	$5,390.3
Cost of products sold	1,289.7	1,300.5	3,877.8	3,946.3
Gross profit	471.7	459.2	1,419.4	1,444.0
Marketing, general and administrative expense	265.3	270.5	807.3	853.0
Other expense (income), net	6.7	(3.0)	21.7	66.9
Interest expense	19.0	14.7	58.0	42.2
Other non-operating expense	.8	9.0	448.2	14.9
Income before taxes	179.9	168.0	84.2	467.0
Provision for (benefit from) income taxes	34.6	17.7	(58.9)	94.9
Equity method investment losses	(.7)	(.8)	(2.0)	(1.8)
Net income	$144.6	$149.5	$141.1	$370.3

Per share amounts:
Net income per common share	$1.72	$1.71	$1.68	$4.22
Net income per common share, assuming dilution	$1.71	$1.69	$1.66	$4.16

Weighted average number of shares outstanding:
Common shares	84.0	87.3	84.2	87.7
Common shares, assuming dilution	84.8	88.5	85.1	89.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$144.6	$149.5	$141.1	$370.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(28.7)	(32.1)	(17.1)	(83.7)
Pension and other postretirement benefits	.5	11.8	301.4	23.5
Cash flow hedges	(1.3)	(.4)	(1.6)	.3
Other comprehensive (loss) income, net of tax	(29.5)	(20.7)	282.7	(59.9)
Total comprehensive income, net of tax	$115.1	$128.8	$423.8	$310.4

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Operating Activities
Net income	$141.1	$370.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105.3	106.2
Amortization	28.1	29.8
Provision for doubtful accounts and sales returns	42.4	34.3
Stock-based compensation	25.5	24.8
Pension plan settlements and related charges	446.9	7.4
Deferred income taxes and other non-cash taxes	(176.4)	(7.8)
Other non-cash expense and loss (income and gain), net	17.5	47.4
Changes in assets and liabilities and other adjustments	(163.4)	(424.7)
Net cash provided by operating activities	467.0	187.7

Investing Activities
Purchases of property, plant and equipment	(132.9)	(132.7)
Purchases of software and other deferred charges	(27.4)	(21.5)
Proceeds from sales of property, plant and equipment	7.7	9.4
Proceeds from insurance and (purchases) sales of investments, net	3.5	17.6
Payments for investments in businesses	(6.5)	(.2)
Net cash used in investing activities	(155.6)	(127.4)

Financing Activities
Net increase in borrowings (maturities of three months or less)	68.9	301.4
Repayments of long-term debt and finance leases	(17.7)	(4.4)
Dividends paid	(141.3)	(130.6)
Share repurchases	(204.3)	(175.1)
Net (tax withholding) proceeds related to stock-based compensation	(17.4)	(31.9)
Payments of contingent consideration	(1.6)	(17.3)
Net cash used in financing activities	(313.4)	(57.9)

Effect of foreign currency translation on cash balances	(5.8)	(9.2)
Decrease in cash and cash equivalents	(7.8)	(6.8)
Cash and cash equivalents, beginning of year	232.0	224.4
Cash and cash equivalents, end of period	$224.2	$217.6

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

Fiscal Periods

The three and nine months ended September 28, 2019 and September 29, 2018 consisted of thirteen-week and thirty-nine week periods, respectively.

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

Reclassification of certain tax effects from accumulated other comprehensive income

In the first quarter of 2019, we adopted accounting guidance that provides entities with the option to reclassify certain tax effects of the U.S. Tax Cuts and Jobs Act (“TCJA”) in accumulated other comprehensive income (“AOCI”) to retained earnings. We elected not to reclassify the income tax effects stranded in AOCI to retained earnings.  Our accounting policy is to release the income tax effects from AOCI to the income statement at the current statutory rate when the related pretax change is recognized.  Furthermore, we release the disproportionate tax effects in AOCI through the income statement as a discrete tax adjustment in the period when the circumstances upon which they are premised cease to exist.

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

Avery Dennison Corporation

Supplemental cost information related to leases is shown below.

	Three Months Ended	Nine Months Ended
(In millions)	September 28, 2019	September 28, 2019
Operating lease cost	$16.2	$48.7

Lease costs related to finance leases were immaterial for the three and nine months ended September 28, 2019.

Supplemental balance sheet information related to leases is shown below.

(In millions)	Balance Sheet Location	September 28, 2019
Assets
Operating	Other assets	$143.3
Finance(1)	Property, plant and equipment, net	30.1
Total leased assets		$173.4
(1)Finance lease assets are net of accumulated amortization of $5.7 million as of September 28, 2019.

Liabilities
Current:
Operating	Other current liabilities	$39.6
Finance	Short-term borrowings and current portion of long-term debt and finance leases	3.7
Non-current:
Operating	Long-term retirement benefits and other liabilities	105.9
Finance	Long-term debt and finance leases	19.4
Total lease liabilities		$168.6

Supplemental cash flow information related to leases is shown below.

Nine Months Ended
(In millions)	September 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$40.8
Operating lease assets obtained in exchange for operating lease liabilities	22.9

Cash flows related to finance leases were immaterial for the nine months ended September 28, 2019.

Weighted average remaining lease term and discount rate information related to leases is shown below.

September 28, 2019
Weighted average remaining lease term (in years):
Operating	6.1
Finance	4.7
Weighted average discount rate:
Operating	5.0%
Finance	3.6

Avery Dennison Corporation

Operating and finance lease liabilities by maturity date from September 28, 2019 are shown below.

(In millions)	Operating Leases	Finance Leases
2019 (remainder of year)	$11.6	$1.3
2020	43.8	4.8
2021	33.4	7.9
2022	21.3	3.9
2023	14.4	3.6
2024 and thereafter	43.5	4.3
Total lease payments	168.0	25.8
Less: imputed interest	(22.5)	(2.7)
Present value of lease liabilities	$145.5	$23.1

As of September 28, 2019, we had no significant operating or finance leases that had not yet commenced.

As of December 29, 2018, $184.8 million of minimum annual rental commitments on operating leases was payable as follows: $47.7 million in 2019, $38.9 million in 2020, $29.4 million in 2021, $18.8 million in 2022, $12.9 million in 2023, and $37.1 million in 2024 and thereafter.

Note 3.  Goodwill

Changes in the net carrying amount of goodwill for the nine months ended September 28, 2019 by reportable segment are shown below.

	Label and	Retail Branding	Industrial and
	Graphic	and Information	Healthcare
(In millions)	Materials	Solutions	Materials	Total
Goodwill as of December 29, 2018	$415.5	$349.7	$176.6	$941.8
Translation adjustments	(14.0)	(2.3)	(5.1)	(21.4)
Goodwill as of September 28, 2019	$401.5	$347.4	$171.5	$920.4

The carrying amounts of goodwill at September 28, 2019 and December 29, 2018 were net of accumulated impairment losses of $820 million recognized in fiscal year 2009 by our Retail Branding and Information Solutions (“RBIS”) reportable segment.

Note 4.  Debt

In the second quarter of 2019, we reclassified approximately $265 million of notes due in the second quarter of 2020 from long-term debt to current portion of long-term debt.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations.  The fair value of our total debt was $2.12 billion at September 28, 2019 and $2 billion at December 29, 2018. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Our $800 million revolving credit facility (the “Revolver”) that matures in November 2022 contains financial covenants requiring us to maintain specified ratios, including total debt and interest expense in relation to certain measures of income. No balance was outstanding under the Revolver as of September 28, 2019 or December 29, 2018. As of both September 28, 2019 and December 29, 2018, we were in compliance with our financial covenants.

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

The table below shows the components of net periodic benefit cost (credit), which are recorded in income, for our defined benefit plans.

	Pension Benefits
	Three Months Ended				Nine Months Ended
	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$—	$3.9	$—	$4.7	$—	$11.8	$—	$14.5
Interest cost	.7	3.7	8.6	3.8	2.1	11.1	25.9	11.8
Actuarial (gain) loss	—	—	(.6)	—	—	—	(1.3)	—
Expected return on plan assets	—	(5.2)	(10.6)	(5.8)	—	(15.8)	(31.9)	(18.0)
Recognized net actuarial loss	1.4	.9	5.2	1.9	2.8	2.9	15.9	6.1
Amortization of prior service (credit) cost	—	(.1)	.2	(.1)	—	(.3)	.6	(.4)
Recognized loss on settlements(1)	—	—	6.7	.1	446.9	—	7.4	.1
Net periodic benefit cost	$2.1	$3.2	$9.5	$4.6	$451.8	$9.7	$16.6	$14.1

(1)In 2019, settlements in the U.S. were related to the Avery Dennison Pension Plan termination. In 2018, settlements in the U.S. were related to lump-sum payments associated with two nonqualified benefit plans.

	U.S. Postretirement Health Benefits
	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Interest cost	$.1	$—	$.1	$—
Recognized net actuarial loss	.3	.4	.9	1.1
Amortization of prior service credit	(.9)	(.8)	(2.5)	(2.4)
Net periodic benefit credit	$(.5)	$(.4)	$(1.5)	$(1.3)

Service cost and components of net periodic benefit cost (credit) other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense,” respectively, in the unaudited Condensed Consolidated Statements of Income.

In July 2018, our Board of Directors (“Board”) approved the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan, effective as of September 28, 2018. In connection with the termination, we contributed $200 million to the ADPP in August 2018 using U.S. commercial paper borrowings (subsequently repaid by our issuance of long-term debt); settled approximately $152 million of ADPP liabilities during the fourth quarter of 2018 through lump-sum payments from existing plan assets to eligible participants who elected to receive them; and recorded approximately $85 million of non-cash charges associated with these settlements. On March 21, 2019, we effectively settled the remaining ADPP liabilities through the execution of an agreement to purchase annuities from American General Life Insurance Company (“AGL”), a subsidiary of American International Group, Inc. Under the agreement, we settled approximately $750 million of ADPP pension obligations for approximately 8,500 active and former employees and their beneficiaries, with AGL assuming the future annuity payments for these individuals, commencing at April 1, 2019. This settlement resulted in approximately $447 million of pretax charges, partially offset by related tax benefits of $180 million, which we recorded in March 2019. Refer to Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

We contributed approximately $9 million of cash during the first nine months of 2019 to the ADPP to cover costs associated with the settlement of these liabilities.

Note 6.  Long-Term Incentive Compensation

Stock-Based Awards

Stock-based compensation expense was $9 million and $25.5 million for the three and nine months ended September 28, 2019, respectively, and $8.4 million and $24.8 million for the three and nine months ended September 29, 2018, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

As of September 28, 2019, we had approximately $52 million of unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average requisite service period of approximately two years.

Cash-Based Awards

The compensation expense related to long-term incentive units was $2.4 million and $13.6 million for the three and nine months ended September 28, 2019, respectively, and $3.9 million and $12.7 million for the three and nine months ended September 29, 2018, respectively. This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Note 7.  Cost Reduction Actions

2018/2019 Actions

In April 2018, we approved a restructuring plan (the “2018 Plan”) to consolidate the European footprint of our Label and Graphic Materials (“LGM”) reportable segment, which is expected to reduce headcount by approximately 400 positions from the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. The cumulative charges associated with the 2018 Plan through the third quarter of 2019 consisted of severance and related costs for the reduction of approximately 345 positions, as well as asset impairment charges. During the nine months ended September 28, 2019, we recorded a net $.8 million in restructuring reversals related to the 2018 Plan. The activities related to the 2018 Plan were substantially completed as of the end of the second quarter of 2019.

In addition to the net restructuring reversals recorded under the 2018 Plan, we recorded $23 million in restructuring charges during the nine months ended September 28, 2019 related to other 2018/2019 Actions. These charges consisted of severance and related costs for the reduction of approximately 320 positions, as well as  asset impairment charges and lease cancellation costs.

During the nine months ended September 28, 2019, restructuring charges and payments were as follows:

	Accrual at	Charges,			Foreign	Accrual at
	December 29,	Net of	Cash	Non-cash	Currency	September 28,
(In millions)	2018	Reversals	Payments	Impairment	Translation	2019
2018/2019 Actions
Severance and related costs	$40.8	$20.4	$(45.9)	$—	$(1.2)	$14.1
Asset impairment charges	—	1.5	—	(1.5)	—	—
Lease cancellation costs	—	.3	(.1)	—	—	.2
Total	$40.8	$22.2	$(46.0)	$(1.5)	$(1.2)	$14.3

2015/2016 Actions

During the nine months ended September 28, 2019, we recorded $.7 million in restructuring reversals related to restructuring actions initiated during the third quarter of 2015. The activities and related charges and payments related to the 2015/2016 Actions were substantially completed in 2018.

Accruals for severance and related costs and lease cancellation costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets, less selling costs, if applicable. Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.

Avery Dennison Corporation

The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment.

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Restructuring charges, net of reversals, by reportable segment
Label and Graphic Materials	$1.2	$(9.4)	$13.9	$55.9
Retail Branding and Information Solutions	1.2	3.0	3.4	9.6
Industrial and Healthcare Materials	.9	—	4.2	.2
Total	$3.3	$(6.4)	$21.5	$65.7

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

As of September 28, 2019, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $3.7 million and $1.1 billion, respectively.

We recognize derivative instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets.

The following tables show the fair values and balance sheet locations of cash flow hedges as of September 28, 2019 and December 29, 2018:

		Asset
(In millions)	Balance Sheet Location	September 28, 2019	December 29, 2018
Foreign exchange contracts	Other current assets	$.6	$.5
Commodity contracts	Other current assets	—	.1
		$.6	$.6

		Liability
(In millions)	Balance Sheet Location	September 28, 2019	December 29, 2018
Foreign exchange contracts	Other current liabilities	$2.4	$.8

The following tables show the fair values and balance sheet locations of other derivatives as of September 28, 2019 and December 29, 2018:

		Asset
(In millions)	Balance Sheet Location	September 28, 2019	December 29, 2018
Foreign exchange contracts	Other current assets	$7.1	$3.0

		Liability
(In millions)	Balance Sheet Location	September 28, 2019	December 29, 2018
Foreign exchange contracts	Other current liabilities	$5.7	$7.9

Cash Flow Hedges

We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges.  For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive loss” and reclassified into earnings

Avery Dennison Corporation

in the same period(s) during which the hedged transaction impacts earnings.  Gains and losses on derivatives, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

Gains (losses), before taxes, recognized in “Accumulated other comprehensive loss” (effective portion) on derivatives related to cash flow hedge contracts were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign exchange contracts	$(1.5)	$.7	$(.6)	$1.2
Commodity contracts	(.1)	—	(.6)	—
Total	$(1.6)	$.7	$(1.2)	$1.2

Neither the amount recognized in income related to the ineffective portion of, nor the amount excluded from effectiveness testing for, cash flow hedges was material for the three and nine months ended September 28, 2019 or September 29, 2018.

As of September 28, 2019, we expected a net loss of approximately $2 million to be reclassified from “Accumulated other comprehensive loss” to earnings within the next 12 months.

Other Derivatives

For other derivative instruments that are not designated as hedging instruments, the gain or loss is recognized in current earnings.  These derivatives are intended to offset certain of our economic exposures arising from foreign exchange rate fluctuations.

The following table shows the components of the net gains (losses) recognized in income related to these derivative instruments:

		Three Months Ended		Nine Months Ended
(In millions)	Statements of Income Location	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign exchange contracts	Cost of products sold	$.3	$1.6	$(.3)	$2.9
Foreign exchange contracts	Marketing, general and administrative expense	.1	2.7	1.8	(13.4)
Total		$.4	$4.3	$1.5	$(10.5)

Net Investment Hedge

In March 2017, we designated the entire €500 million of our 1.25% senior notes due 2025 as a net investment hedge of our investment in foreign operations. In January 2018, we reduced the amount we designated as a net investment hedge to €255 million. In May 2019, we de-designated the remaining net investment hedge as a result of changes in our intercompany capital structure. Through the time preceding de-designation, the net assets from our investment in foreign operations were greater than the amount designated as a net investment hedge, and, as such, the net investment hedge was effective.

Gains (losses), before tax, recognized in “Accumulated other comprehensive loss” (effective portion) related to the net investment hedge were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign currency denominated debt	$—	$(3.1)	$6.8	$(6.7)

We recorded no ineffectiveness from our net investment hedge in net (loss) income during the three or nine months ended September 28, 2019 and September 29, 2018.

Avery Dennison Corporation

Note 9.  Taxes Based on Income

The following table summarizes our income before taxes, provision for (benefit from) income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Income before taxes	$179.9	$168.0	$84.2	$467.0
Provision for (benefit from) income taxes	34.6	17.7	(58.9)	94.9
Effective tax rate	19.2%	10.5%	(70.0)%	20.3%

Our provision for (benefit from) income taxes for the three and nine months ended September 28, 2019 included $4.6 million and $15 million, respectively, of net tax charges related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”).  Effective in 2019, we implemented certain operational structure changes to better align with our business strategies, one benefit of which was to reduce our base erosion payments below the statutory threshold.  As a result, our provision for (benefit from) income taxes for the three and nine months ended September 28, 2019 did not include tax charges related to Base Erosion Antiabuse Tax (“BEAT”).  Furthermore, our effective tax rate for the  three and nine months ended September 28, 2019 reflected the impact from the loss of benefits associated with a concessionary tax rate in a foreign jurisdiction.

Our provision for (benefit from) income taxes for the three and nine months ended September 28, 2019 also reflected an $8.4 million discrete tax benefit due to the effective settlement of certain German tax audits for tax years 2011-2014. Additionally, our benefit from income taxes for the nine months ended September 28, 2019 included the following discrete items: (i) $8 million of tax benefits related to excess tax benefits associated with stock-based payments and (ii) $180 million of tax benefits related to the effective settlement of the ADPP, $103 million of which was the related tax effect on the pretax charge of $447 million and $77 million of which was related to the release of stranded tax effects in AOCI through the income statement.  The tax effects were stranded primarily as a result of the U.S. federal tax rate change under the TCJA.  Refer to Note 1, “General,” and Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information.

Our provision for income taxes for the three and nine months ended September 29, 2018 included net tax charges related to the tax on GILTI of our foreign subsidiaries, BEAT, and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII.  Our provision for income taxes for the nine months ended September 29, 2018 reflected net discrete tax benefits primarily related to excess tax benefits associated with stock-based payments and changes in our uncertain tax positions.

Our provision for income taxes for the three and nine months ended September 29, 2018 also included the following: (i) net discrete tax benefits of $36.6 million and $37.3 million, respectively, reflecting return-to-provision adjustments recognized in the third quarter primarily related to an incremental $31 million tax benefit from our U.S. pension plan contributions and (ii) an $8.6 million tax benefit from recognition of a net foreign currency loss. Both of these items related to deductions taken at a tax rate higher than 21%, concurrent with the completion of our 2017 U.S. federal income tax return. The $31 million tax benefit was related to the ADPP termination approved by our Board in July 2018, as well as lump-sum payments associated with two U.S. nonqualified benefit plans. Refer to Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information. The $8.6 million tax benefit was related to our election of a mark-to-market method of accounting on our 2017 U.S. federal income tax return to realize certain fair value adjustments.

Additionally, our provision for income taxes for the three and nine months ended September 29, 2018 included certain measurement period adjustments to our 2017 provisional amounts related to the enactment of the TCJA in accordance with guidance provided under SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides for a measurement period of up to one year from the enactment of the TCJA within which we must complete our final assessment of the legislation’s impact. For the nine months ended September 29, 2018, we adjusted our provisional amounts by recognizing net tax charges of $2.7 million. This amount included: (i) $3.6 million of charges for changes in our indefinite reinvestment assertions related to our investments in certain foreign subsidiaries after information required to make such determinations was obtained; (ii) an $8.5 million charge for adjustments made to the one-time transition tax, primarily due to a change in filing position and regulatory guidance subsequently issued by the Internal Revenue Service (“IRS”); and (iii) a $9.4 million benefit from releasing a previously recorded uncertain tax position after the position was not included on our 2017 U.S. federal income tax return.

Avery Dennison Corporation

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.   The final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our tax provision and the related liabilities.  In 2019, we anticipate completing the IRS Compliance Assurance Process Program through 2017. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2009.

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $13 million, primarily as a result of audit settlements and closing tax years.

Note 10.  Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
(A) Net income	$144.6	$149.5	$141.1	$370.3
(B) Weighted average number of common shares outstanding	84.0	87.3	84.2	87.7
Dilutive shares (additional common shares issuable under stock-based awards)	.8	1.2	.9	1.4
(C) Weighted average number of common shares outstanding, assuming dilution	84.8	88.5	85.1	89.1
Net income per common share: (A) ÷ (B)	$1.72	$1.71	$1.68	$4.22
Net income per common share, assuming dilution: (A) ÷ (C)	$1.71	$1.69	$1.66	$4.16

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for either the nine months ended September 29, 2018 or the nine months ended September 28, 2019. No stock-based compensation awards were anti-dilutive for the three months ended September 29, 2018.

Avery Dennison Corporation

Note 11. Supplemental Equity and Comprehensive Income Information

Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$857.7	$854.5	$872.0	$862.6
Issuance of shares under stock-based compensation plans(1)	7.1	7.9	(7.2)	(.2)
Ending balance	$864.8	$862.4	$864.8	$862.4
Retained earnings
Beginning balance	$2,762.3	$2,702.1	$2,864.9	$2,596.7
Tax accounting for intra-entity asset transfers(2)	—	—	—	(13.8)
Net income	144.6	149.5	141.1	370.3
Issuance of shares under stock-based compensation plans(1)	—	(.1)	(13.4)	(23.9)
Contribution of shares to 401(k) Plan(1)	3.4	3.2	10.4	10.7
Dividends	(48.6)	(45.3)	(141.3)	(130.6)
Ending balance	$2,861.7	$2,809.4	$2,861.7	$2,809.4
Treasury stock at cost
Beginning balance	$(2,311.8)	$(1,939.1)	$(2,223.9)	$(1,856.7)
Repurchase of shares for treasury	(87.7)	(72.2)	(204.3)	(175.1)
Issuance of shares under stock-based compensation plans	3.5	.9	27.6	17.4
Contribution of shares to 401(k) Plan(1)	2.1	2.0	6.7	6.0
Ending balance	$(2,393.9)	$(2,008.4)	$(2,393.9)	$(2,008.4)
Accumulated other comprehensive loss
Beginning balance	$(369.8)	$(719.7)	$(682.0)	$(680.5)
Other comprehensive (loss) income, net of tax(3)	(29.5)	(20.7)	282.7	(59.9)
Ending balance	$(399.3)	$(740.4)	$(399.3)	$(740.4)

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

(3)In the first quarter of 2019, we effectively settled our remaining obligations under the ADPP. Refer to Note 5, “Pension and Other Postretirement Benefits,” for more information.

Dividends per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Dividends per common share	$.58	$.52	$1.68	$1.49

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

Avery Dennison Corporation

Changes in Accumulated Other Comprehensive Loss

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 28, 2019 were as follows:

		Pension and
	Foreign	Other
	Currency	Postretirement	Cash Flow
(In millions)	Translation	Benefits	Hedges	Total
Balance as of December 29, 2018	$(247.4)	$(434.3)	$(.3)	$(682.0)
Other comprehensive (loss) income before reclassifications, net of tax(1)	(17.1)	36.0	(.9)	18.0
Reclassifications to net income, net of tax(2)	—	265.4	(.7)	264.7
Net current-period other comprehensive (loss) income, net of tax	(17.1)	301.4	(1.6)	282.7
Balance as of September 28, 2019	$(264.5)	$(132.9)	$(1.9)	$(399.3)

(1)Other comprehensive income before reclassifications, net of tax, for pension and other postretirement benefits related to the remeasurement of our net pension obligations under the ADPP prior to its settlement.

(2)In the first quarter of 2019, we effectively settled our remaining obligations under the ADPP. Refer to Note 5, “Pension and Other Postretirement Benefits,” for more information.

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 29, 2018 were as follows:

		Pension and
	Foreign	Other
	Currency	Postretirement	Cash Flow
(In millions)	Translation	Benefits	Hedges	Total
Balance as of December 30, 2017	$(156.2)	$(524.0)	$(.3)	$(680.5)
Other comprehensive (loss) income before reclassifications, net of tax	(83.7)	1.7	.9	(81.1)
Reclassifications to net income, net of tax	—	21.8	(.6)	21.2
Net current-period other comprehensive (loss) income, net of tax	(83.7)	23.5	.3	(59.9)
Balance as of September 29, 2018	$(239.9)	$(500.5)	$—	$(740.4)

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net income were as follows:

	Amounts Reclassified from Accumulated
	Other Comprehensive Loss
	Three Months Ended		Nine Months Ended		Statements of Income
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	Location
Cash flow hedges:
Foreign exchange contracts	$.2	$1.2	$1.0	$.9	Cost of products sold
Commodity contracts	(.1)	—	(.1)	(.1)	Cost of products sold
Total before tax	.1	1.2	.9	.8
Tax	—	(.3)	(.2)	(.2)	Provision for (benefit from) income taxes
Net of tax	.1	.9	.7	.6
Pension and other postretirement benefits	(.5)	(13.6)	(444.7)	(28.4)	Other non-operating expense
Tax	—	3.5	179.3	6.6	Provision for (benefit from) income taxes
Net of tax	(.5)	(10.1)	(265.4)	(21.8)
Total reclassifications for the period	$(.4)	$(9.2)	$(264.7)	$(21.2)

Avery Dennison Corporation

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign currency translation	$(11.9)	$.3	$(11.6)	$(.5)
Pension and other postretirement benefits	—	4.0	190.0	7.1
Cash flow hedges	(.4)	(.1)	(.5)	.1
Income tax (benefit) expense allocated to components of other comprehensive income	$(12.3)	$4.2	$177.9	$6.7

Note 12.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of September 28, 2019:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Trading securities	$31.9	$27.3	$4.6	$—
Derivative assets	7.7	—	7.7	—
Bank drafts	14.3	14.3	—	—
Liabilities
Derivative liabilities	$8.1	$—	$8.1	$—

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 29, 2018:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Trading securities	$26.3	$21.5	$4.8	$—
Derivative assets	3.6	.1	3.5	—
Bank drafts	23.0	23.0	—	—
Liabilities
Derivative liabilities	$8.7	$—	$8.7	$—
Contingent consideration liability	1.6	—	—	1.6

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of September 28, 2019, trading securities of $.4 million and $31.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 29, 2018, trading securities of $.2 million and $26.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. Contingent consideration liability in 2018, which was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance

Avery Dennison Corporation

Sheets, was related to an estimated earn-out payment associated with an acquisition we completed in 2017 and was classified as Level 3. This liability was based on the acquired company’s achievement of the designated performance target in 2018 under the terms of the purchase agreement and paid in the first quarter of 2019.

Non-Recurring Fair Value Measurements

During the nine months ended September 29, 2018, long-lived assets with carrying amounts totaling $18.1 million were written down to their fair value of $10.6 million, resulting in an impairment charge of $7.5 million, which was included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. The fair value was based on the estimated sale price of the assets, less estimated broker fees, which is primarily a Level 3 input.

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

As of September 28, 2019, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

Avery Dennison Corporation

The activity related to our environmental liabilities for the nine months ended September 28, 2019 was as follows:

(In millions)
Balance at December 29, 2018	$20.0
Charges, net of reversals	6.5
Payments	(4.1)
Balance at September 28, 2019	$22.4

Approximately $11 million and $5 million, respectively, of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of September 28, 2019 and December 29, 2018.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$315.8	$315.6	$947.6	$948.5
Europe	429.5	441.5	1,331.6	1,416.6
Asia	266.8	266.4	790.1	804.5
Latin America	99.0	94.4	284.0	280.7
Other international	74.0	76.3	216.4	219.4
Total Label and Graphic Materials	1,185.1	1,194.2	3,569.7	3,669.7
Retail Branding and Information Solutions:
Apparel	353.8	354.4	1,077.3	1,074.9
Printer Solutions	53.0	44.0	146.1	126.2
Total Retail Branding and Information Solutions	406.8	398.4	1,223.4	1,201.1
Industrial and Healthcare Materials	169.5	167.1	504.1	519.5
Net sales to unaffiliated customers	$1,761.4	$1,759.7	$5,297.2	$5,390.3

Avery Dennison Corporation

Additional Segment Information

Additional financial information by reportable segment is shown below.

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Intersegment sales
Label and Graphic Materials	$18.2	$20.9	$59.5	$59.6
Retail Branding and Information Solutions	5.6	1.3	14.8	2.9
Industrial and Healthcare Materials	1.5	2.6	7.0	6.8
Intersegment sales	$25.3	$24.8	$81.3	$69.3
Income before taxes
Label and Graphic Materials	$159.0	$152.9	$460.6	$418.1
Retail Branding and Information Solutions	45.7	42.4	147.5	122.4
Industrial and Healthcare Materials	17.7	15.3	47.8	44.9
Corporate expense	(22.7)	(18.9)	(65.5)	(61.3)
Interest expense	(19.0)	(14.7)	(58.0)	(42.2)
Other non-operating expense	(.8)	(9.0)	(448.2)	(14.9)
Income before taxes	$179.9	$168.0	$84.2	$467.0
Other expense (income), net by reportable segment
Label and Graphic Materials	$1.2	$(6.0)	$13.2	$59.9
Retail Branding and Information Solutions	1.2	3.0	.9	9.1
Industrial and Healthcare Materials	.9	—	4.2	.2
Corporate	3.4	—	3.4	(2.3)
Other expense (income), net	$6.7	$(3.0)	$21.7	$66.9
Other expense (income), net by type
Restructuring charges:
Severance and related costs, net of reversals	$3.3	$(7.1)	$19.8	$56.0
Asset impairment charges and lease cancellation costs	—	.7	1.7	9.7
Other items:
Legal settlement	3.4	—	3.4	—
Argentine peso remeasurement transition loss	—	3.4	—	3.4
Other restructuring-related charge	—	—	—	.5
Net gain on sales of assets	—	—	(3.2)	(2.7)
Other expense (income), net	$6.7	$(3.0)	$21.7	$66.9

Note 15. Supplemental Financial Information

Inventories

Net inventories consisted of the following:

(In millions)	September 28, 2019	December 29, 2018
Raw materials	$231.9	$236.2
Work-in-progress	204.7	196.7
Finished goods	228.4	218.5
Inventories, net	$665.0	$651.4

Property, Plant and Equipment

(In millions)	September 28, 2019	December 29, 2018
Property, plant and equipment	$3,082.7	$3,053.7
Accumulated depreciation	(1,940.6)	(1,916.3)
Property, plant and equipment, net	$1,142.1	$1,137.4

Avery Dennison Corporation

Deferred Revenue

Deferred revenue relates to constrained variable consideration on supply agreements for sales of products, as well as to payments received in advance of performance under a contract. Deferred revenue is recognized as revenue as or when we satisfy our performance obligations under a contract.

The following table shows the amounts and balance sheet locations of deferred revenue as of September 28, 2019 and December 29, 2018:

(In millions)	September 28, 2019	December 29, 2018
Other current liabilities	$11.5	$11.5
Long-term retirement benefits and other liabilities	.3	.3
Total deferred revenue	$11.8	$11.8

Revenue recognized from amounts included in deferred revenue as of December 29, 2018 was $.8 million and $10.3 million for the three and nine months ended September 28, 2019, respectively. Revenue recognized from amounts included in deferred revenue as of December 30, 2017 was $1.1 million and $11.4 million for the three and nine months ended September 29, 2018, respectively. This revenue was included in "Net sales" in the unaudited Condensed Consolidated Statements of Income.

Research and Development

Research and development expense was $21.7 million and $71.2 million for the three and nine months ended September 28, 2019, respectively, and $24.5 million and $74.5 million for the three and nine months ended September 29, 2018, respectively.  This expense was included in “Marketing, general and administrative expense” in the unaudited Condensed Consolidated Statements of Income.

Equity Method Investment

The carrying value of our equity method investment in PragmatIC Printing Limited was $8.8 million and $6.7 million as of September 28, 2019 and December 29, 2018, respectively, and was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.  In January 2019, we made an additional investment in that company of approximately $4 million.

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

We use the following non-GAAP financial measures in this MD&A:

●	Organic sales change refers to the increase or decrease in net sales excluding the estimated impact of foreign currency translation and, where applicable, the currency adjustment for transitional reporting of highly inflationary economies (Argentina). Segment results are also adjusted for the reclassification of sales between segments; the estimated impact of product line exits, acquisitions and divestitures; and, where applicable, the extra week in our fiscal year. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations. We believe that organic sales change assists investors in evaluating the sales change from the ongoing activities of our businesses and enhances their ability to evaluate our results from period to period.
●	Free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments. Free cash flow is also adjusted for our cash contributions related to the termination of our U.S. pension plan. We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.
●	Operational working capital as a percentage of annualized current quarter net sales refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as net current assets or liabilities held-for-sale, divided by annualized current quarter net sales. We believe that operational working capital as a percentage of annualized current quarter net sales assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and that may increase the volatility of working capital as a percentage of sales from period to period. The items excluded from this measure are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

Net Sales

The factors impacting reported net sales change, as compared to the prior year periods, are shown in the table below.

	Three Months	Nine Months
	Ended	Ended
	September 28, 2019	September 28, 2019
Reported net sales change	—%	(2)%
Foreign currency translation	2	4
Organic sales change	2%	2%

In the third quarter of 2019, net sales increased on an organic basis as compared to the same period in the prior year primarily due to higher volume/mix. In the nine months ended September 28, 2019, net sales increased on an organic basis as compared to the same period in the prior year primarily due to prior year pricing actions.

Net Income

Net income decreased by approximately $229 million  in the first nine months of 2019 compared to the same period last year. Major factors affecting the change in net income included the following:

●	Pension plan settlement charges, net of tax benefits related to effective settlement of U.S. pension plan
●	Higher employee-related costs
●	Impact of foreign currency translation

Offsetting factors:

●	Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs
●	Net impact of pricing and raw material costs

Cost Reduction Actions

2018/2019 Actions

In April 2018, we approved a restructuring plan (the “2018 Plan”) to consolidate the European footprint of our Label and Graphic Materials (“LGM”) reportable segment, which is expected to reduce headcount by approximately 400 positions from the closure of a manufacturing facility. This reduction is expected to be partially offset by headcount additions in other locations, resulting in a net reduction of approximately 150 positions. The cumulative charges associated with the 2018 Plan through the third quarter of 2019 consisted of severance and related costs for the reduction of approximately 345 positions, as well as asset impairment charges. During the nine months ended September 28, 2019, we recorded a net $.8 million in restructuring reversals related to the 2018 Plan. The activities related to the 2018 Plan were substantially completed as of the end of the second quarter of 2019.

In addition to the net restructuring charges recorded under the 2018 Plan, we recorded $23 million in restructuring charges during the nine months ended September 28, 2019 related to other 2018/2019 Actions.  These charges consisted of severance and related costs for the reduction of approximately 320 positions, as well as asset impairment charges and lease cancellation costs.

2015/2016 Actions

During the nine months ended September 28, 2019, we recorded $.7 million in restructuring reversals related to restructuring actions initiated during the third quarter of 2015.

The activities and related charges and payments related to the 2015/2016 Actions were substantially completed in 2018.

Impact of Cost Reduction Actions

We anticipate savings from cost reduction actions, net of transition costs, of $50 million in 2019.

Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

U.S. Pension Plan Termination

In July 2018, our Board of Directors (“Board”) approved the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan, effective as of September 28, 2018. In connection with the termination, we contributed $200 million to the ADPP in August 2018 using U.S. commercial paper borrowings (subsequently repaid by the issuance of long-term debt); settled approximately $152 million of ADPP liabilities during the fourth quarter of 2018 through lump-sum payments from existing plan assets to eligible participants who elected to receive them; and recorded approximately $85 million of non-cash charges associated with these settlements. On March 21, 2019, we effectively settled the remaining ADPP liabilities through the execution of an agreement to purchase annuities from American General Life Insurance Company (“AGL”), a subsidiary of American International Group, Inc. Under the agreement, we settled approximately $750 million of ADPP pension obligations for approximately 8,500 active and former employees and their beneficiaries, with AGL assuming the future annuity payments for these individuals, commencing at April 1, 2019. This settlement resulted in approximately $447 million of pretax charges, partially offset by related tax benefits of $180 million, which we recorded in March 2019. Refer to Note 5, "Pension and Other Postretirement Benefits," to the unaudited Condensed Consolidated Financial Statements for more information.

Accounting Guidance Updates

Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for more information.

Cash Flow

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Net cash provided by operating activities	$467.0	$187.7
Purchases of property, plant and equipment	(132.9)	(132.7)
Purchases of software and other deferred charges	(27.4)	(21.5)
Proceeds from sales of property, plant and equipment	7.7	9.4
Proceeds from insurance and (purchases) sales of investments, net	3.5	17.6
Pension plan contributions for plan termination	9.5	200.0
Free cash flow	$327.4	$260.5

During the first nine months of 2019, net cash provided by operating activities increased compared to the same period last year primarily due to lower pension plan contributions, improved working capital, and lower incentive compensation payments, partially offset by higher restructuring payments related to our 2018/2019 Actions.  During the first nine months of 2019, free cash flow increased compared to the same period last year due to an increase in net cash provided by operating activities adjusted for our ADPP contributions.

Outlook

Certain factors that we believe may contribute to our 2019 results are described below:

●	We expect our net sales, including the effects of foreign currency translation, to decline by 1.1% to 1.4%.
●	Assuming the continuation of current foreign currency rates, we expect currency translation to reduce our pretax operating income by approximately $37 million.
●	We expect our full year effective tax rate to be in the single-digit range.
●	We estimate savings of $50 million from restructuring actions, net of transition costs.
●	We anticipate capital and software expenditures of $270 million to $280 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

Income Before Taxes

	Three Months Ended
(In millions, except percentages)	September 28, 2019	September 29, 2018
Net sales	$1,761.4	$1,759.7
Cost of products sold	1,289.7	1,300.5
Gross profit	471.7	459.2
Marketing, general and administrative expense	265.3	270.5
Other expense (income) net	6.7	(3.0)
Interest expense	19.0	14.7
Other non-operating expense	.8	9.0
Income before taxes	$179.9	$168.0

Gross profit margin	26.8%	26.1%

Gross Profit Margin

Gross profit margin percentage for the third quarter of 2019 increased compared to the same period last year primarily reflecting benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the third quarter of 2019 compared to the same period last year reflecting benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the favorable impact of foreign currency translation, partially offset by higher employee-related costs and growth-related investments.

Other Expense (Income), net

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018
Other expense (income), net by type
Restructuring charges:
Severance and related costs, net of reversals	$3.3	$(7.1)
Asset impairment charges and lease cancellation costs	—	.7
Other items:
Legal settlement	3.4	—
Argentine peso remeasurement transition loss	—	3.4
Other expense (income), net	$6.7	$(3.0)

Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.

Interest Expense

Interest expense increased in the third quarter of 2019 compared to the same period last year reflecting additional interest costs related to the $500 million of senior notes we issued in December 2018.

Other Non-Operating Expense

Other non-operating expense decreased in the third quarter of 2019 compared to the same period last year primarily due to lower pension plan settlements and related charges.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	September 28, 2019	September 29, 2018
Income before taxes	$179.9	$168.0
Provision for income taxes	34.6	17.7
Equity method investment losses	(.7)	(.8)
Net income	$144.6	$149.5
Per share amounts:
Net income per common share	$1.72	$1.71
Net income per common share, assuming dilution	1.71	1.69

Effective tax rate	19.2%	10.5%

Provision for Income Taxes

Our effective tax rate for the three months ended September 28, 2019 was 19.2%, compared to 10.5% in the same period last year.  The increase in tax rate was primarily due to lower discrete tax benefits recognized in the three months ended September 28, 2019.  Refer to Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018
Net sales including intersegment sales	$1,203.3	$1,215.1
Less intersegment sales	(18.2)	(20.9)
Net sales	$1,185.1	$1,194.2
Operating income(1)	159.0	152.9

(1)Included charges associated with restructuring, net of reversals, in both years and Argentine peso remeasurement transition loss in 2018	$1.2	$(6.0)

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
September 28, 2019
Reported net sales change	(1)%
Reclassification of sales between segments	—
Foreign currency translation	2
Organic sales change	1%

In the third quarter of 2019, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume/mix.  On an organic basis, net sales increased by low-single digit rates in Western Europe and emerging markets and were flat in North America.

Operating Income

Operating income increased in the third quarter of 2019 compared to the same period last year primarily due to benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, partially offset by higher restructuring charges and employee-related costs.

Avery Dennison Corporation

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018
Net sales including intersegment sales	$412.4	$399.7
Less intersegment sales	(5.6)	(1.3)
Net sales	$406.8	$398.4
Operating income(1)	45.7	42.4

(1)Included charges associated with restructuring in both years	$1.2	$3.0

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
September 28, 2019
Reported net sales change	2%
Reclassification of sales between segments	—
Foreign currency translation	2
Organic sales change	4%

In the third quarter of 2019, net sales increased on an organic basis compared to the same period in the prior year primarily due to continued strength in radio-frequency identification solutions, partially offset by a decline in the base business.

Operating Income

Operating income increased in the third quarter of 2019 compared to the same period last year primarily due to benefits from productivity initiatives, higher volume and lower restructuring charges, partially offset by higher employee-related costs and growth-related investments.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018
Net sales including intersegment sales	$171.0	$169.7
Less intersegment sales	(1.5)	(2.6)
Net sales	$169.5	$167.1
Operating income(1)	17.7	15.3

(1)Included charges associated with restructuring in 2019	$.9	$—

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
September 28, 2019
Reported net sales change	1%
Foreign currency translation	2
Organic sales change(1)	4%

(1)Total does not sum due to rounding

In the third quarter of 2019, net sales increased on an organic basis compared to the same period in the prior year due to a low-to mid-single digit increase in industrial categories and a high-single digit increase in healthcare categories.

Avery Dennison Corporation

Operating Income

Operating income increased in the third quarter of 2019 compared to the same period last year primarily due to benefits from  higher volume/mix and productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher restructuring and employee-related costs.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

Income Before Taxes

	Nine Months Ended
(In millions, except percentages)	September 28, 2019	September 29, 2018
Net sales	$5,297.2	$5,390.3
Cost of products sold	3,877.8	3,946.3
Gross profit	1,419.4	1,444.0
Marketing, general and administrative expense	807.3	853.0
Other expense, net	21.7	66.9
Interest expense	58.0	42.2
Other non-operating expense	448.2	14.9
Income before taxes	$84.2	$467.0

Gross profit margin	26.8%	26.8%

Gross Profit Margin

Gross profit margin for the first nine months of 2019 was flat compared to the same period last year, reflecting benefits from productivity initiatives, including material re-engineering  and savings from restructuring actions, net of transition costs, offsetting the net impact of higher selling prices to cover raw material inflation and higher employee-related costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first nine months of 2019 compared to the same period last year reflecting the benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the favorable impact of foreign currency translation, partially offset by higher employee-related costs.

Other Expense, net

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Other expense, net by type
Restructuring charges:
Severance and related costs, net of reversals	$19.8	$56.0
Asset impairment charges and lease cancellation costs	1.7	9.7
Other items:
Legal settlement	3.4	—
Argentine peso remeasurement transition loss	—	3.4
Other restructuring-related charge	—	.5
Net gains on sale of assets	(3.2)	(2.7)
Other expense, net	$21.7	$66.9

Refer to Note 7, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.

Interest Expense

Interest expense increased in the first nine months of 2019 compared to the same period last year reflecting additional interest costs related to the $500 million of senior notes we issued in December 2018.

Avery Dennison Corporation

Other Non-Operating Expense

Other non-operating expense increased in the first nine months of 2019 compared to the same period last year due to the settlement of the ADPP, which resulted in $447 million of pretax charges that were partially offset by related tax benefits of $180 million.  Refer to Note 5, “Pension and Other Postretirement Benefits,” and Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts and percentages)	September 28, 2019	September 29, 2018
Income before taxes	$84.2	$467.0
(Benefit from) provision for income taxes	(58.9)	94.9
Equity method investment losses	(2.0)	(1.8)
Net income	$141.1	$370.3
Per share amounts:
Net income per common share	$1.68	$4.22
Net income per common share, assuming dilution	1.66	4.16

Effective tax rate	(70.0)%	20.3%

Provision for Income Taxes

Our effective tax rate for the nine months ended September 28, 2019 was (70.0)% compared to 20.3% in the same period last year.  The decrease in tax rate was primarily due to the tax effects of the settlement charges associated with the termination of the ADPP in March 2019, partially offset by lower discrete tax benefits recognized in the nine months ended September 28, 2019.  Refer to Note 9, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

We currently expect our effective tax rate for 2019 to be in the single-digit range. Our effective tax rate can vary from quarter to quarter due to the recognition of discrete events, such as changes in tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision adjustments, tax impacts related to stock-based payments, as well as recurring factors, such as changes in the mix of earnings in countries with differing statutory tax rates and the execution of tax planning strategies. We continue to pursue planning opportunities in certain foreign jurisdictions primarily to react to the loss of concessionary tax rates. We believe that we are on track to realize these opportunities. We continue to evaluate certain key factors that may significantly influence the amount of benefit to be recognized in 2019.

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Net sales including intersegment sales	$3,629.2	$3,729.3
Less intersegment sales	(59.5)	(59.6)
Net sales	$3,569.7	$3,669.7
Operating income(1)	460.6	418.1

(1)Included charges associated with restructuring, net of reversals, in both years, and Argentine peso remeasurement transition loss, other restructuring-related charge and loss on sale of assets in 2018	$13.2	$59.9

Net Sales

The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
September 28, 2019
Reported net sales change	(3)%
Reclassification of sales between segments	—
Foreign currency translation	4
Organic sales change	1%

In the first nine months of 2019, net sales increased on an organic basis compared to the same period in the prior year due to prior year pricing actions partially offset by lower volume/mix. On an organic basis, net sales were up low-single digits in emerging markets and flat in North America and Western Europe.

Operating Income

Operating income increased in the first nine months of 2019 compared to the same period last year primarily due to lower restructuring charges and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by the unfavorable impact of foreign currency translation and lower volume/mix.

Retail Branding and Information Solutions

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Net sales including intersegment sales	$1,238.2	$1,204.0
Less intersegment sales	(14.8)	(2.9)
Net sales	$1,223.4	$1,201.1
Operating income(1)	147.5	122.4

(1)Included charges associated with restructuring and net gain on sales of assets in both years.	$.9	$9.1

Avery Dennison Corporation

Net Sales

The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
September 28, 2019
Reported net sales change	2%
Reclassification of sales between segments	—
Foreign currency translation	3
Organic sales change	5%

In the first nine months of 2019, net sales increased on an organic basis compared to the same period in the prior year primarily due to continued strength in radio-frequency identification solutions.

Operating Income

Operating income increased in the first nine months of 2019 compared to the same period last year primarily due to higher volume, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs and lower restructuring charges, partially offset by higher employee-related costs.

Industrial and Healthcare Materials

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Net sales including intersegment sales	$511.1	$526.3
Less intersegment sales	(7.0)	(6.8)
Net sales	$504.1	$519.5
Operating income(1)	47.8	44.9

(1)Included charges associated with restructuring in both years	$4.2	$.2

Net Sales

The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
September 28, 2019
Reported net sales change	(3)%
Foreign currency translation	4
Organic sales change	1%

In the first nine months of 2019, net sales increased on an organic basis compared to the same period in the prior year due to a mid-single digit increase in healthcare categories and a low-single digit increase in industrial categories.

Operating Income

Operating income increased in the first nine months of 2019 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the net benefit of pricing and raw material costs, partially offset by higher restructuring charges and higher employee-related costs.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Operating Activities

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Net income	$141.1	$370.3
Depreciation and amortization	133.4	136.0
Provision for doubtful accounts and sales returns	42.4	34.3
Stock-based compensation	25.5	24.8
Pension plan settlements and related charges	446.9	7.4
Deferred income taxes and other non-cash taxes	(176.4)	(7.8)
Other non-cash expense and loss (income and gain), net	17.5	47.4
Changes in assets and liabilities and other adjustments	(163.4)	(424.7)
Net cash provided by operating activities	$467.0	$187.7

For cash flow purposes, changes in assets and liabilities and other adjustments exclude the impact of foreign currency translation (discussed below in “Analysis of Selected Balance Sheet Accounts”).

During the first nine months of 2019, net cash provided by operating activities increased compared to the same period last year primarily due to lower pension plan contributions, improved operational working capital, and lower incentive compensation payments, partially offset by higher restructuring payments related to our 2018/2019 Actions.

Investing Activities

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Purchases of property, plant and equipment	$(132.9)	$(132.7)
Purchases of software and other deferred charges	(27.4)	(21.5)
Proceeds from sales of property, plant and equipment	7.7	9.4
Proceeds from insurance and (purchases) sales of investments, net	3.5	17.6
Payments for investments in businesses	(6.5)	(.2)
Net cash used in investing activities	$(155.6)	$(127.4)

Purchases of Property, Plant and Equipment

During the first nine months of 2019 and 2018, we invested in equipment to support growth in Asia, North America, and Europe and to improve manufacturing productivity.

Purchases of Software and Other Deferred Charges

During the first nine months of 2019, we invested in enterprise resource planning system implementations in North America and information technology upgrades worldwide. During the first nine months of 2018, we invested in information technology primarily associated with enterprise resource planning system implementations in North America  and Asia.

Proceeds from Sales of Property, Plant and Equipment

During the first nine months of 2019, the majority of the proceeds from sales of property, plant and equipment was related to the sale of one property in each of North America, Asia and Europe.  During the first nine months of 2018, the majority of the proceeds from sales of property, plant and equipment was related to the sale of two properties in Europe.

Proceeds from Insurance and (Purchases) Sales of Investments, Net

During the first nine months of 2019, we had lower proceeds from insurance associated with our corporate-owned life insurance policies and higher net purchases of investments compared to the same period last year.

Avery Dennison Corporation

Payments for Investments in Businesses

During the first nine months of 2019, we paid $6.5 million for investments in unconsolidated businesses.

Financing Activities

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Net increase in borrowings (maturities of three months or less)	$68.9	$301.4
Repayments of long-term debt and finance leases	(17.7)	(4.4)
Dividends paid	(141.3)	(130.6)
Share repurchases	(204.3)	(175.1)
Net (tax withholding) proceeds related to stock-based compensation	(17.4)	(31.9)
Payments of contingent consideration	(1.6)	(17.3)
Net cash used in financing activities	$(313.4)	$(57.9)

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first nine months of 2019 and 2018, our commercial paper borrowings were used to fund share repurchase activity, dividend payments, and capital expenditures, and for other general corporate purposes.

Refer to Note 4, “Debt” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividends Paid

We paid dividends of $1.68 per share in the first nine months of 2019 compared to $1.49 per share in the same period last year. In April 2019, we increased our quarterly dividend to $.58 per share, representing an increase of approximately 12% from our previous dividend rate of $.52 per share.

Share Repurchases

During the first nine months of 2019 and 2018, we repurchased approximately 2 million and 1.6 million shares of our common stock, respectively.

In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization.  Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

As of September 28, 2019, shares of our common stock in the aggregate amount of $678.2 million remained authorized for repurchase under our outstanding Board authorizations.

Net (Tax Withholding) Proceeds Related to Stock-Based Compensation

During the first nine months of 2019, tax withholding for stock-based compensation decreased compared to the same period in 2018 as a result of equity awards vesting at lower share prices.

Approximately .3 million and .01 million stock options were exercised during the first nine months of 2019 and 2018, respectively.

Payments of Contingent Consideration

During the first nine months of 2019 and 2018, payments of contingent consideration were related to the achievement of certain performance targets by companies we acquired in 2017.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the nine months ended September 28, 2019, goodwill decreased by approximately $21 million to $920 million due to the impact of foreign currency translation.

Avery Dennison Corporation

In the nine months ended September 28, 2019, other intangibles resulting from business acquisitions, net, decreased by approximately $15 million to $129 million, primarily reflecting current year amortization expense  and the impact of foreign currency translation.

Refer to Note 3, “Goodwill,” to the unaudited Condensed Consolidated Financial Statements for more information.

In the nine months ended September 28, 2019, other assets increased by approximately $167 million to $618 million, which primarily reflected the capitalization of operating lease assets as a result of our adoption of the accounting guidance update described in Note 1, “General,” of the unaudited Condensed Consolidated Financial Statements.  The increase in other assets also reflected additional investments in unconsolidated businesses.

Other Long-term Liabilities

In the nine months ended September 28, 2019, long-term retirement benefits and other liabilities increased by approximately $92 million to $427 million, primarily reflecting the recognition of operating lease liabilities as the result of our adoption of the accounting guidance update described in Note 1, “General,” of the unaudited Condensed Consolidated Financial Statements.

Shareholders’ Equity Accounts

As of September 28, 2019, the balance of our shareholders' equity was $1.06 billion. Refer to Note 11, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Impact of Foreign Currency Translation

Nine Months Ended
(In millions)	September 28, 2019
Change in net sales	$(198)

International operations generated approximately 77% of our net sales during the nine months ended September 28, 2019. Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first nine months of 2019 compared to the same period last year was primarily related to euro-denominated sales and sales in China  and Brazil.

In July 2018, we began accounting for our operations in Argentina as highly inflationary, as the country’s three-year cumulative inflation rate exceeded 100%. As a result, the functional currency of our Argentine subsidiary became the U.S. dollar.

Effect of Foreign Currency Transactions

The impact on net income from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold. In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate. We also utilized certain foreign-currency-denominated debt to mitigate foreign currency translation exposure from our net investment in foreign operations. Refer to Note 8, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.

Analysis of Selected Financial Ratios

We utilize the financial ratios discussed below to assess our financial condition and operating performance.

Operational Working Capital Ratio

Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the third quarter of 2019, was lower compared to the third quarter of 2018.

Avery Dennison Corporation

(In millions, except percentages)	September 28, 2019	September 29, 2018
(A) Working capital	$65.5	$.6
Reconciling items:
Cash and cash equivalents	(224.2)	(217.6)
Other current assets	(220.0)	(223.0)
Short-term borrowings and current portion of long-term debt and finance leases	514.2	571.7
Accrued payroll and employee benefits and other current liabilities	712.5	738.5
(B) Operational working capital	$848.0	$870.2
(C) Third-quarter net sales, annualized	$7,045.6	$7,038.8
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	12.0%	12.4%

Accounts Receivable Ratio

The average number of days sales outstanding was 63 days in the first nine months of 2019 and 2018, respectively, calculated using the average of the  three quarter-end trade accounts receivable balances divided by the average daily sales for the first nine months.

Inventory Ratio

Average inventory turnover was 7.7 in the first nine months of 2019 and 7.8 in the first nine months of 2018, calculated using the annualized cost of sales (year-to-date cost of products sold, divided by three and multiplied by four) divided by the average of the three quarter-end inventory balances for the first nine months.  The decrease in average inventory turnover primarily reflected the timing of inventory purchases.

Accounts Payable Ratio

The average number of days payable outstanding was 74 days in the first nine months of 2019 and 73 days in the first nine months of 2018, calculated using the average of the three quarter-end accounts payable balances divided by the average daily cost of products sold for the first nine months. The increase in the average number of days payable outstanding from the prior year primarily reflected longer payment terms with vendors and the impact of foreign currency translation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents, and debt financing, including ready access to commercial paper. We use these resources to fund operational needs. At September 28, 2019, we had cash and cash equivalents of $224.2 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world. At September 28, 2019, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

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

We have an $800 million revolving credit facility (the “Revolver”) that matures in November 2022. The Revolver is used as a back-up facility for our commercial paper program and can be used for other corporate purposes. The Revolver contains financial covenants requiring that we maintain specified ratios of total debt and interest expense in relation to certain measures of income. As of September 28, 2019 and December 29, 2018, we were in compliance with our financial covenants.

We currently anticipate using commercial paper borrowings to repay approximately $265 million of notes maturing in the second quarter of 2020.

Capital from Debt

The carrying value of our total debt increased by approximately $32 million in the first nine months of 2019 to $2 billion, primarily reflecting a net increase in commercial paper borrowings to support operational needs.

Credit ratings are a significant factor in our ability to raise short- and long-term financing. The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings. A downgrade of our short-term credit

Avery Dennison Corporation

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

Changes in Internal Control Over Financial Reporting

We periodically assess our internal control environment. During the third quarter of 2019, we continued the implementation of a new enterprise resource planning system in several locations of our Label and Graphic Materials (“LGM”) business in North America. Processes affected by this implementation include, among other things, order management, pricing, shipping and purchasing. Where appropriate, we have made changes to related internal controls over our financial reporting. By the end of 2019, we expect to complete the implementation in the remaining in-scope LGM locations in North America.

We are in the process of investing in information technology to upgrade the systems in our Retail Branding and Information Solutions reportable segment. Processes affected by this implementation include, among other things, general accounting and planning. Where appropriate, we are reviewing related internal controls and making changes.

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

(c)	Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the third quarter of 2019 are shown in the table below.  Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

			Total number of shares	Approximate dollar
	Total number	Average	purchased as part of	value of shares that may
	of shares	price paid	publicly announced	yet be purchased under
Period(1)	purchased(2)	per share	plans(2)(3)	the plans(4)
June 30, 2019 – July 27, 2019	49.3	$115.58	49.3	$760.1
July 28, 2019 – August 24, 2019	414.9	113.08	414.9	713.2
August 25, 2019 – September 28, 2019	308.4	113.49	308.4	678.2
Total	772.6	$113.4	772.6	$678.2

(1)The periods shown are our fiscal periods during the thirteen-week quarter ended September 28, 2019.

(2)Shares in thousands.

(3)In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization pursuant to which purchases were made in the periods shown in the table above. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

(4)Dollars in millions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

Avery Dennison Corporation

ITEM 6. EXHIBITS

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	XBRL Instance Document ‒ the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	XBRL Extension Schema Document
Exhibit 101.CAL***	XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	XBRL Extension Definition Linkbase Document
*	Filed herewith.
**	Furnished herewith.
***

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

October 29, 2019