Form 10-K
period 2019-12-28
Avery Dennison Corp
filed 2020-02-26
CIK 8818

2019 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

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

Not applicable.

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

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

Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,664,727,657.

Number of shares of common stock, $1 par value, outstanding as of February 22, 2020, the end of the registrant’s most recent fiscal month: 83,297,552.

The following documents are incorporated by reference into the Parts of this Form 10-K indicated below:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended December 28, 2019 (filed as Exhibit 13 hereto)	Parts I, II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 2020	Parts III, IV

AVERY DENNISON CORPORATION

FISCAL YEAR 2019 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.   BUSINESS

Company Background

Avery Dennison Corporation (“Avery Dennison” or the “Company,” “Registrant,” or “Issuer,” and generally referred to as “we” or “us”) was incorporated in Delaware in 1977 as Avery International Corporation, the successor corporation to a California corporation of the same name incorporated in 1946. In 1990, we merged one of our subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became our wholly-owned subsidiary and in connection with which our name was changed to Avery Dennison Corporation. You can learn more about us by visiting our website at www.averydennison.com. Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference into this report.

Business Overview and Reportable Segments

Our businesses include the production of pressure-sensitive materials and a variety of tickets, tags, labels and other converted products. We sell most of our pressure-sensitive materials to label printers and converters that convert the materials into labels and other products through embossing, printing, stamping and die-cutting. We sell other pressure-sensitive materials in converted form as tapes and reflective sheeting. We also manufacture and sell a variety of other converted products and items not involving pressure-sensitive components, such as fasteners, tickets, tags, radio-frequency identification (“RFID”) inlays and tags, and imprinting equipment and related solutions, which serve the apparel and other end markets.

Our reportable segments for fiscal year 2019 were:

●	Label and Graphic Materials (“LGM”);
●	Retail Branding and Information Solutions (“RBIS”); and
●	Industrial and Healthcare Materials (“IHM”).

In 2019, the LGM, RBIS, and IHM segments made up approximately 67%, 23% and 10%, respectively, of our total sales.

In 2019, international operations constituted a substantial majority of our business, representing approximately 77% of our sales. As of December 28, 2019, we operated approximately 180 manufacturing and distribution facilities worldwide with more than 30,000 employees in over 50 countries.

LGM Segment

Our LGM segment manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label and packaging materials, Avery Dennison®- and Mactac®-brand graphics, and Avery Dennison®-brand reflective products. The business of this segment tends not to be seasonal, except for certain outdoor graphics and reflective products.

Pressure-sensitive materials consist primarily of papers, plastic films, metal foils and fabrics, which are coated with internally-developed and purchased adhesives, and then laminated with specially-coated backing papers and films. They are then sold in roll or sheet form with either solid or patterned adhesive coatings in a wide range of face materials, sizes, thicknesses and adhesive properties.

A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by press-on contact. It generally consists of four layers: a face material, which may be paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive from premature contact with other surfaces that can also serve as a carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive so that the label or other face material may be pressed or rolled into place. Because they are easy to apply without the need for adhesive activation, self-adhesive materials can provide cost savings compared to other materials that require heat- or moisture-activated adhesives, while offering aesthetic and other advantages over alternative technologies.

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

In the LGM segment, our larger competitors in label and packaging materials include UPM Raflatac, a subsidiary of UPM Corporation; Lintec Corporation; Ritrama SpA, a subsidiary of the Fedrigoni Group; Flexcon Corporation, Inc.; and various regional firms. For graphics and reflective products, our largest competitors are 3M Company (“3M”) and the Orafol Group. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products and service programs, distribution capabilities, brand strength, and product innovation are the primary advantages in maintaining and further developing our competitive position.

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

The branding solutions of RBIS include creative services, brand embellishments, graphic tickets, tags, and labels, and sustainable packaging. RBIS’ information solutions include item-level RFID solutions; visibility and loss prevention solutions; price ticketing and marking; care, content, and country of origin compliance solutions; and brand protection and security solutions.

In the RBIS segment, our primary competitors include Checkpoint Systems, Inc., a subsidiary of CCL Industries Inc.; R-pac International Corporation; and SML Group Limited. We believe that our global distribution network, reliable service, product quality and consistency, and ability to serve customers consistently with comprehensive solutions close to where they manufacture are the key advantages in maintaining and further developing our competitive position.

IHM Segment

Our IHM segment manufactures and sells Fasson®-brand and Avery Dennison®-brand tapes and other pressure-sensitive adhesive-based materials and converted products, mechanical fasteners, and performance polymers.  Our pressure-sensitive adhesive-based materials are available in roll form and in a wide range of face materials, sizes, thicknesses and adhesive properties. These materials and converted products are used in non-mechanical fastening, bonding and sealing systems for various automotive, electronics, building and construction, general industrial, personal care, and medical applications. IHM also manufactures and sells Yongle® brand tapes for wire harnessing and cable wrapping in automotive, electrical, and general industrial applications.  The mechanical fasteners are primarily precision-extruded and injection-molded plastic devices used in various automotive, general industrial, and retail applications.

For industrial and healthcare materials and converted products, our primary competitors include 3M; Tesa-SE, a subsidiary of Beiersdorf AG; Nitto Denko Corporation; and numerous regional and specialty suppliers. For fastener products, there are a variety of competitors supplying extruded and injection molded fasteners and fastener attaching equipment. We believe that entry of competitors is limited by technical knowledge and capital requirements, and that our technical expertise, size and scale of operations, broad line of high-quality, cost-effective solutions and product innovation are the most significant advantages in maintaining and further developing our competitive position in this business.

Research and Development

Many of our products are the result of our research and development efforts. These efforts are directed primarily toward developing new products and operating techniques and improving productivity, sustainability, and product performance, often in close association with our customers. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in our LGM and IHM segments. Additionally, we focus on research projects related to RFID and external embellishments in our RBIS segment and medical technologies in our IHM segment, for which we hold and license a number of patents.

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

Based on current information, we do not believe that the cost of complying with applicable laws regulating the emission or discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, consolidated financial position or results of operations.

For information regarding our potential responsibility for cleanup costs at certain hazardous waste sites, see “Legal Proceedings” (Part I, Item 3) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7).

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. This website address is not intended to function as a hyperlink and the information located there is not, nor should it be considered, part of this report or incorporated by reference into this report. We also make available on our website our (i) Amended and Restated Certificate of Incorporation; (ii) Amended and Restated Bylaws; (iii) Corporate Governance Guidelines; (iv) Code of Conduct, which applies to our directors, officers and employees; (v) Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (vi) charters of the Audit and Finance, Compensation and Executive Personnel, and Governance and Social Responsibility Committees of our Board of Directors; and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge upon written request to our Corporate Secretary, Avery Dennison Corporation, 207 Goode Avenue, Glendale, California 91203.

Reports filed with or furnished to the SEC may be viewed at www.sec.gov.

Item 1A.   RISK FACTORS

The risk factors described in this section, as well as the matters generally described in this Annual Report on Form 10-K and the documents incorporated herein by reference, could materially adversely affect our business, including our results of operations, cash flows and financial condition, and cause the value of our securities to decline. This list of risks is not exhaustive. Our ability to attain our goals and objectives is dependent on numerous factors and risks, including, but not limited to, the most significant ones described in this section.

The demand for our products is impacted by the effects of, and changes in, worldwide economic, political and market conditions, which could have a material adverse effect on our business.

In 2019, approximately 77% of our sales were from international operations. We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

Macroeconomic developments such as slower growth in the geographic regions in which we operate, the restructuring of European sovereign and other debt obligations, the impact of the United Kingdom’s (“UK’s”) exit from the European Union on January 31, 2020 (commonly known as “Brexit”), and uncertainty in the global credit or financial markets leading to a loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates. Fluctuations in currencies, such as those associated with the euro, Chinese Yuan (renminbi), and Brazilian real in 2019, can result in a variety of negative effects, including lower revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles.

We continue to face uncertainty with respect to trade relations between the U.S. and many of its trading partners. Over the past few years, the U.S. government has imposed additional tariffs on products imported into the U.S. This has resulted in reciprocal tariffs on goods imported from the U.S. into China, the European Union, Mexico, Canada, and certain other countries. The impacts on our operations to date have been insignificant although there was some volatility in the timing of purchases by the retailers served by our RBIS segment in light of trade-related uncertainty during 2019.  There remains a significant risk that additional tariffs or other restrictions could be imposed on products imported from these or other countries, or that relations with these countries could more broadly deteriorate. These countries may continue to retaliate by imposing similar tariffs or restrictions on products imported from the U.S. Any of these actions or further developments in international trade relations could have a material adverse effect on our business.

In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as civil, political and economic disturbances in places such as Russia, Ukraine, Syria, Iraq, Iran, Turkey, North Korea, Hong Kong, and Chile and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have material adverse effects on our business. We are not able to predict the duration and severity of adverse economic, political or market conditions in the U.S. or other countries.

Foreign currency exchange rates, and fluctuations in those rates, may materially adversely affect our business.

The substantial majority of our sales in 2019 was in foreign currencies. We are subject to fluctuations in foreign currencies, such as the euro and the Chinese Yuan (renminbi), which can cause transaction, translation and other losses, and could negatively impact our sales and profitability.  Margins on sales of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.

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

We are affected by changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences. If we do not compete effectively or respond appropriately to these market changes, it could reduce market demand, or we could lose market share or be forced to reduce selling prices to maintain market share, any of which could materially adversely affect our business.

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

A substantial amount of our label materials are sold for use in plastic packaging in the food, beverage, and home and personal care market segments.  In recent years, there has been an accelerated focus on sustainability and transparency in reporting, with greater consumer concern regarding climate change and single-use plastics, corporate commitments regarding the reuse and recyclability of plastic packaging and recycled content, and increased regulation across multiple geographies regarding the collection, recycling and use of recycled content.  We are at risk that changes in consumer preferences or laws and regulations related to the use of plastics could reduce demand for our products. We have developed new products to advance the circular economy and address the need for increased recyclability of plastic packaging, and are developing new solutions to address this challenge in collaboration with our customers and the businesses in our supply chain. These efforts may result in additional costs and there can be no assurance that they will be successful, and a significant reduction in the use of plastic packaging could materially adversely affect demand for our products.

We also are at risk to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in our incentive programs, or changes in the customer’s ability to achieve incentive targets.  Changes in customers’ preferences for our products can also affect demand for our products and a decline in demand for our products could have a material adverse effect on our business.  For example, in 2019, sales growth in our LGM segment was relatively low in North America and Europe due in part to share losses related to pricing actions we took in late 2018 and early 2019 to offset higher raw material costs .

Our growth strategy includes increased concentration in emerging markets, including China, which could create greater exposure to unstable political conditions, civil unrest, economic volatility, contagious disease and other risks applicable to international operations.

A significant amount of our sales is derived from emerging markets, including countries in Asia, Latin America and Eastern Europe. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results can fluctuate significantly based on economic conditions in these regions. For example, while China and other emerging markets continued to contribute positively to our results in 2019, we believe that local economic conditions negatively impacted our results in China for the year, most notably in our IHM segment with the decline in automotive production. Our business operations may be adversely affected by the current and future political environment in China, including as a result of its response to tariffs instituted by the U.S. government on goods imported from China and any potential trade agreement entered into between the U.S. and China. Our ability to operate in China or other emerging markets may be adversely affected by changes in the laws and regulations of these jurisdictions or the interpretation thereof, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, foreign currency conversion, the regulation of private enterprises and other matters.

In addition, a novel strain of coronavirus emerged in December 2019 beginning in Wuhan, Hubei Province, China, and, in January 2020, the World Health Organization declared the novel coronavirus a Public Health Emergency of International Concern. As a result, many of our manufacturing and other operations in China experienced limited production and/or closure in early 2020. In addition, many of our employees in the region have been unable to travel within and outside of the region. This outbreak of contagious disease, as well as any other adverse public health developments – particularly in Asia where approximately 60% of our employees are located and a significant portion of our sales are generated – could have a material adverse effect on our business as our sales to customers in China (including Hong Kong) were approximately 20% of our net sales in 2019.

There could be further restrictions on our ability to travel or disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results. Although the outbreak originated in China, cases have been confirmed in other countries as well. The extent to which the novel coronavirus will impact our results is dependent on future developments, which are uncertain and unpredictable.  Any widespread health crisis could adversely affect the economies and financial markets in impacted countries, potentially leading to an economic downturn that could adversely affect demand for our products and negatively impact our business. We expect that the coronavirus will adversely impact our first quarter and full year 2020 results; while we will take measures to try to mitigate this impact, there can be no assurance that these actions will be able to partially or fully offset the impact.

If we are unable to successfully expand our business in emerging markets or achieve the return on capital we expect as a result of our investments in these countries, our financial performance could be materially adversely affected. In addition to the risks applicable to our international operations, factors that could have a material adverse effect on our operations in these emerging markets include the lack of well-established or reliable legal systems and possible disruptions due to unstable political conditions, civil unrest or economic volatility. These factors could have a material adverse effect on our business by decreasing consumer purchasing power, reducing demand for our products or increasing our costs.

Our operations and activities outside of the U.S. may subject us to risks different from and potentially greater than those associated with our domestic operations.

A substantial portion of our employees and assets are located outside of the U.S. and, in 2019, the substantial majority of our sales was generated from customers located outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face with respect to our domestic operations, including our less extensive knowledge of and relationships with contractors, suppliers, distributors and customers in certain of these markets; changes in foreign political, regulatory and economic conditions, including nationally, regionally and locally; material adverse effects of changes in exchange rates for foreign currencies; inflation; reduced protection of intellectual property rights; laws and regulations impacting the ability to repatriate foreign earnings; challenges of complying with a wide variety of foreign laws and regulations, including those relating to sales, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to regulate our international operations and monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, such as the UK’s Bribery Act of 2010; differences in lending practices; challenges with complying with applicable export and import control laws and regulations; and differences in languages, cultures and time zones.

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

To grow existing businesses and expand into new areas, we have made acquisitions and are likely to continue doing so. In recent years, we completed the acquisition of the European business of Mactac, a leading manufacturer of high-quality pressure-sensitive materials serving several graphics, specialty labels and industrial tapes segments, for $220 million. We also completed the following acquisitions for an aggregate of approximately $340 million:  Yongle Tape Ltd., a China-based manufacturer of specialty tapes and related products used in a variety of industrial markets; Finesse Medical Ltd., an Ireland-based manufacturer of healthcare products used in the management of wound care and skin conditions; and the net assets of Hanita Coatings Rural Cooperative Association Limited, an Israel-based pressure-sensitive manufacturer of specialty films and laminates, and stock of certain of its subsidiaries.  Although we did not make any acquisitions in 2019, in November 2019, we announced a definitive agreement to acquire Smartrac’s Transponder (RFID Inlay) Division for approximately $250 million (€225 million), subject to certain closing and post-closing adjustments.  We expect that acquisition to be completed in the first quarter of 2020.  In addition, we continued to evaluate potential targets and ensure we have a robust pipeline of acquisition opportunities.

Various risks, uncertainties, and costs are associated with acquisitions.  Effective integration of systems, controls, employees, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve and the results of integration actions are uncertain.  In addition, we may not be able to retain key employees of an acquired company or successfully execute integration strategies and achieve projected performance targets for the business segment into which an acquired company is integrated.  Both before and after the closing of an acquisition, our business and that of the acquired company may suffer due to uncertainty or diversion of management attention.  Future acquisitions could result in debt, dilution, liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets.  There can be no assurance that acquisitions will be successful and contribute to our profitability. Further, we may not be able to identify value-accretive targets that support our strategy of increasing our exposure to high value product categories or execute additional acquisitions in the future.

As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or offset increases in raw material and labor costs. Raw material cost increases could materially adversely affect our business.

The environment for raw materials used in our businesses could become challenging and volatile, impacting availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor and energy have occurred in the past, and could recur. In 2018, we implemented targeted price increases in our LGM segment in all regions to address raw material inflation that moderated in 2019.  Our performance depends in part on our ability to offset cost increases for raw materials by raising our selling prices and re-engineering our products.

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

A significant consolidation of our customer base could negatively impact our business.

A significant consolidation of our customer base could negatively impact our business. For example, some converter customers served by our LGM segment have consolidated and integrated vertically.  Some of our largest customers have acquired companies with similar or complementary product lines.  This consolidation could increase the concentration of our business with our largest customers.  Further consolidation may be accompanied by pressure from customers for lower prices.  While we have generally been successful at managing customer consolidations, increased pricing pressures from our customers could have a material adverse effect on our business.

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

As our business environment changes, we may need to adjust our business strategies or restructure our operations or particular businesses. We undertook a multi-year transformation of our RBIS segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. In addition, we have initiated restructuring and investment actions across our businesses designed to increase profitability, such as the restructuring of the European footprint of our LGM business, which began in 2018 and continued in 2019, and actions taken in our IHM segment in 2019 to improve speed, reduce complexity and lower costs. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or could prove unprofitable. We cannot provide assurance that we will achieve the intended results of any of our business strategies, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.

If we are unable to develop and successfully market new products and applications, we could compromise our competitive position.

The timely introduction of new products and improvements to current products helps determine our success.  Many of our current products are the result of our research and development efforts. Our research efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in our LGM and IHM segments. Additionally, we focus on research projects related to RFID and external embellishments in our RBIS segment and medical technologies in our IHM segment, for which we hold and license a number of patents. However, research and development is complex and uncertain, requiring innovation and anticipation of market trends.  We could focus on products that ultimately are not accepted by customers or end users or we could suffer delays in the production or launch of new products that may not lead to the recovery of our research and development expenditures and, as a result, could compromise our competitive position.

Misassessment of our infrastructure needs could have a material adverse effect on our business.

We recently increased our pace of capital investment to support our long-term growth and margin expansion plans.  We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate.  In recent years, we expanded LGM’s manufacturing facilities located in emerging markets and a location in Indiana; moved our RBIS Vietnam business into a new, expanded facility; closed a LGM facility in Germany and consolidated those operations with operations in Luxembourg and Belgium; and made additional investments in capacity to support growth in our U.S. graphics business, our label and packaging materials businesses in Luxembourg and Ohio, and in both capacity and business development globally for our Intelligent Labels RFID platform.  We also are in the process of transferring our European IHM medical capacity from Belgium to Ireland.  In addition, we added capacity through our recent acquisitions of Mactac Europe, Yongle Tapes, Hanita Coatings and Finesse Medical. Infrastructure investments, which are long-term in nature, may not generate the expected return due to changes in the marketplace, failures in execution, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.

Our profitability may be materially adversely affected if we generate less productivity improvement than projected.

We engage in restructuring actions intended to reduce our costs and increase efficiencies across our business segments.  For example, we undertook a multi-year transformation of our RBIS segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. We intend to continue efforts to reduce costs in all our businesses, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation.  The restructuring of the European footprint of our LGM business, which began in 2018 and continued in 2019, and actions taken in our IHM segment to improve speed, reduce complexity and lower costs are examples of these activities. The success of these efforts is not assured and targeted savings may not be realized.  In addition, cost reduction actions could expose us to production risk, loss of sales and employee turnover.

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

Our effective tax rate in any period could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation, including, among others, the U.S. Tax Cuts and Jobs Act (the “TCJA”) enacted in December 2017.  The provisions of the TCJA are subject to further amendments, interpretations, and regulations, as well as the outcome of pending or future litigation, any of which could impact our tax rate.  There can be no assurance that any such changes would not have a material adverse effect on our business.

The enactment of legislation implementing changes in taxation of international business activities, adoption of other corporate tax reform policies, or other changes in tax legislation or policies could materially and adversely impact our business.

Corporate tax reform, prevention of base-erosion and tax transparency continue to be high priorities of many tax jurisdictions worldwide. As a result, policies regarding corporate income and other taxes are under heightened scrutiny globally, while tax reform legislation has been proposed or enacted in a number of jurisdictions.

In addition, many countries have enacted, or plan to enact, legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plans, which aim to standardize and modernize global corporate tax policy, with changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. The OECD and the European Commission continue to issue proposals that may change various aspects of the existing framework under which our tax liabilities are determined.  As a result of heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities or legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.

Due to the large scale of our international business activities, any substantial change in international corporate tax policies, enforcement activities or legislative initiatives could have a material adverse effect on the amount of taxes we are required to pay and our business generally.

Our inability to retain or renew certain tax incentives in foreign jurisdictions could materially adversely affect our business.

Our effective tax rate has reflected benefits from concessionary tax rates in certain foreign jurisdictions based on the geographic location of our manufacturing activities or the industry that they serve.  If we do not meet the criteria required to retain or renew these tax incentives, our effective tax rate could increase.  Additionally, in 2019, we completed the application for an intellectual property-based tax incentive in response to a historical tax incentive that was phased out due to a change in foreign tax law.  Our provision for income taxes in 2019 reflected the related tax benefit of this incentive based on our best estimate while our request for a tax ruling from the foreign tax authority is pending.  We continue to evaluate opportunities to optimize our future tax benefits.

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

If we are unable to generate sufficient taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets.  This would result in an increase in our effective tax rate and could have a material adverse effect on our financial results.  In addition, changes in statutory tax rates may change our deferred tax asset or liability balances, with either a favorable or unfavorable impact on our effective tax rate.  A significant portion of our indefinite-lived net operating loss carryforwards is concentrated in Luxembourg and may require decades to be fully utilized under our current business model. Decreases in the statutory tax rate or changes in our ability to generate sufficient future taxable income in Luxembourg could materially adversely affect our effective tax rate. The computation and assessment of the realizability of our deferred tax assets may also be materially impacted by new legislation or regulations.

Significant disruption to the information technology infrastructure that stores our information could materially adversely affect our business.

We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our global business.  Like other information technology systems, ours is susceptible to a number of risks including, but not limited to, damage or interruptions resulting from obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, ransomware or other malicious attacks and data security breaches.  We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions.  For example, we have invested in information technology to upgrade the systems in both our LGM North America business and RBIS segment to drive business efficiency and supply chain productivity.  Processes affected by these implementations included, among other things, order management, pricing, shipping, purchasing, general accounting and planning.  We have implemented measures to mitigate our risk related to system and network disruptions, but if a disruption were to occur, we could incur significant losses and remediation costs that could have a material adverse effect on our business. Additionally, we rely on services provided by third-party vendors for certain information technology processes, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.

Security breaches could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

We maintain information necessary to conduct our business in digital form, which is stored in data centers and on our networks and third-party cloud services, including confidential and proprietary information as well as personal information regarding our customers and employees. The secure maintenance of this information is critical to our operations. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely. Our information technology and infrastructure may become vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Additionally, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, assess the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.

Any such breach or attack could compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, impair our ability to conduct business, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses. If personal information of our customers or employees were to be misappropriated, our reputation with our customers and employees could be injured, resulting in loss of business or decline in morale, and we could incur costs to compensate our customers or employees or pay damages or fines as a result of litigation or regulatory actions arising out of any such incident. Data privacy legislation and regulation have been increasing in recent years – including, for example, the General Data Protection Regulation in the EU, the Cyber Security Law in China, the General Data Protection Law in Brazil and the state of California’s Consumer Privacy Act of 2018 – and although we have made reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action in the event of an incident.

Although we have experienced some security incidents that did not have a significant or material adverse effect on our business, this may not be the case in the future. We have taken many steps to further improve the security of our networks and computer systems, including conducting user education and phishing exercises to protect against social engineering and inadvertent or intentional disclosure of data; implementing multi-factor authentication and advanced malware detection measures; upgrading legacy information technology systems to simplify and standardize business processes and applications; continuously improving information technology project and portfolio management discipline, using metrics and reviews and implementing appropriate mitigation measures; establishing a data loss prevention framework to better identify and protect our critical data; conducting third party penetration testing to assess the effectiveness of our cybersecurity, network and site access controls; removing USB drive access across our company; and improving our capabilities based on threat intelligence and the publicized incidents experienced by other companies, as well as ones that we have experienced despite their minimal operational or financial impact to date. We regularly review the effectiveness of our cybersecurity preparedness program using an industry standard cybersecurity framework and best practices (e.g., ISO27000, NIST 800).  Despite these and other mitigation efforts, there can be no assurance that we have fully protected our information, that third parties to whom we have disclosed such information or with whom we have stored such information (in data centers and on the cloud) are taking similar precautions, or that we will not experience future hacking or intrusion attempts.

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

Executive succession planning is also important to our long-term success. We experienced several recent key management changes, including promotions of long-serving and experienced leaders to the positions of Chief Executive Officer in 2016 and Chief Financial Officer in 2017, as well as the departure of the Vice President/General Manager of our IHM segment in 2018. In addition, the President of our LGM segment ceased serving in that capacity at the end of 2019. While we believe we have appropriate leadership development programs and succession plans in place, any failure to ensure effective transfer of knowledge and smooth transitions involving our key management or other highly-skilled employees could hinder our strategic planning and execution.

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

Work interruptions or stoppages could significantly impact the volume of products we have available for sale. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to reduce labor costs by closing or downsizing manufacturing facilities because of limitations on personnel and salary changes and similar restrictions. A work stoppage at one or more of our facilities could have a material adverse effect on our business. In addition, if any of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business. Similarly, if any of our suppliers were to experience a work stoppage, they could halt or limit supplies of products necessary for us to conduct our business, which could have a material adverse effect on our business.

Our stock price may be volatile, which, among other things, could cause our tax rate to vary significantly.

Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which increased significantly in 2019 after having experienced a decline in 2018, and may in the future experience substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general.  Other factors, including our financial performance on an absolute basis and relative to our peers and competitors, as well as market expectations of our performance, the level of perceived growth of our industries, and other company-specific factors, can also materially adversely affect our stock price.  There can be no assurance that our stock price will not be volatile in the future.

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

We cannot guarantee that we will continue to repurchase shares of our common stock or pay dividends on our common stock or that repurchases will enhance long-term stockholder value. Changes in our levels of stock repurchases or dividends could affect our stock price and increase its volatility.

In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, in addition to the amount of shares that were available for repurchase under a previous authorization. As of December 28, 2019, shares of our common stock in the aggregate amount of $644.7 million remained authorized for repurchase under our outstanding Board authorization. Share repurchases under our repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our share repurchase authorizations do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period.  The timing and amount of repurchases, if any, are subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.

Additionally, any future dividends that may be declared and paid from time to time are subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends could be suspended or discontinued at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.

In addition, any future repurchases of our common stock or payment of dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and increase its volatility. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of our common stock or payment of dividends could impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce our program’s effectiveness.

If our indebtedness increases significantly or our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing.

At December 28, 2019, we had approximately $1.94 billion of debt.  Our overall level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing.  Higher debt levels could negatively impact our ability to meet other business needs and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates paid.  A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets and increase our borrowing costs.  If our access to commercial paper markets were to become limited and we were required to obtain short-term funding under our revolving credit facility or our other credit facilities, we would face increased exposure to variable interest rates.

An increase in interest rates could have a material adverse effect on our business.

In 2019, our average variable-rate borrowings were approximately $325 million. Increases in short-term interest rates would directly impact the amount of interest we pay. Fluctuations in interest rates can increase borrowing costs and have a material adverse effect on our business.

In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. Over the past few years, the U.S. Federal Reserve has raised its benchmark interest rate, though more recently it lowered its benchmark interest rate, which, as of December 28, 2019 was between 1.5% and 1.75%. It is possible that increases in 2020 could occur, which may result in significantly higher long-term interest rates. Such a transition may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness, and negatively impact our stock price.

The alteration or discontinuation of the London Interbank Offered Rate (“LIBOR”) may adversely affect our borrowing costs.

As of December 28, 2019, $171 million of our outstanding indebtedness bears interest at variable interest rates, none of which is based on LIBOR; however, our long-term credit facility is based on LIBOR. LIBOR may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, it is not possible to predict the effect that any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates, will have on our business. Although we do not believe the risk to be significant for us, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, our borrowing costs could be adversely affected.

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

Changes in the value of our pension assets could materially adversely affect our earnings and cash flows.  In particular, the value of our investments may decline due to increases in interest rates or volatility in the financial markets.  In addition, we may take actions to reduce the financial volatility associated with our pension liabilities, which could result in charges in the nearer term.  As such, we continuously evaluate options to better manage the volatility associated with our pension liabilities.  Although we mitigate these risks by investing in high quality securities, ensuring adequate diversification of our investment portfolio and monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline.  In September 2018, we terminated our Avery Dennison Pension Plan (the “ADPP”), a U.S. pension plan, and completed the settlement of the ADPP obligations in 2019. This settlement in 2019 resulted in approximately $444 million of pretax charges in 2019, partially offset by related tax benefits of approximately $179 million.  See Note 6, “Pension and Other Postretirement Benefits,” in the Notes to the Consolidated Financial Statements contained in our 2019 Annual Report.

The level of returns on our pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.

We evaluate the assumptions used in determining projected benefit obligations and the fair value of plan assets for our international pension plans and other postretirement benefit plans in consultation with outside actuaries.  In the event that we were to determine that changes were warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or mortality rates, our pension and projected postretirement benefit expenses and funding requirements could increase or decrease.  Because of changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations for each plan are determined based on the value of assets and liabilities on a specific date as required under applicable government regulations.  Our pension funding requirements, and the timing of funding payments, could also be affected by future legislation or regulation.

An impairment in the carrying value of goodwill could negatively impact our results of operations and net worth.

Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment annually (or more frequently if impairment indicators are present).  As of December 28, 2019, the carrying value of our goodwill was $930.8 million.  We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  Goodwill valuations have been calculated primarily using an income approach based on the present value of projected future cash flows of each reporting unit.  We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines.  These types of events could result in goodwill impairment charges in the future.  Impairment charges could substantially affect our business in the periods in which they are made.

Unfavorable developments in legal proceedings, investigations and other legal, environmental, compliance and regulatory matters, could impact us in a materially adverse manner.

There can be no assurance that any outcome of any litigation, investigation or other legal, environmental, compliance and regulatory matter will be favorable. Our financial results could be materially adversely affected by an unfavorable outcome to pending or future litigation and investigations, and other legal, environmental, compliance and regulatory matters.  See “Legal Proceedings” (Part I, Item 3).

We are required to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these laws and regulations could have a material adverse effect on our business.

We are required to comply with the anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the UK’s Bribery Act of 2010. If we fail to comply with anti-corruption laws, we could be subject to substantial civil and criminal penalties, including regulatory fines, monetary damages and incarceration for responsible employees and managers. In addition, if our distributors or agents fail to comply with these laws, our business may also be materially adversely affected through reputational harm and penalties.

We are required to comply with environmental, health, and safety laws at our operations around the world. The costs of complying with these laws could materially adversely affect our business.

We are subject to national, state, provincial and/or local environmental, health, and safety laws and regulations in the U.S. and abroad, including those related to the disposal of hazardous waste and the emission of greenhouse gases from our manufacturing processes.  These laws impose liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances.  These laws are often unclear and subject to the discretion of the enforcing authorities.  Compliance with existing and future environmental, health and safety laws could subject us to fees, penalties, costs or liabilities, impact our production capabilities, limit our ability to sell, expand or acquire facilities, and have a material adverse effect on our business.  Laws and regulations related to the environment, product content and product safety are complex, change often, and can be open to different interpretations.  In addition, we could be materially and adversely impacted by any environmental or product safety enforcement action affecting our suppliers, particularly in emerging markets.

We have accrued liabilities for the environmental clean-up of certain sites, including the eleven sites for which U.S. governmental agencies have designated us as a potentially responsible party as of our 2019 fiscal year-end, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated.  See “Legal Proceedings” (Part I, Item 3).  However, because of the uncertainties associated with environmental assessment and remediation activities, the actual expense to remediate currently identified sites and other sites that could be identified for cleanup in the future could be higher than the liabilities accrued.

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

We have various types of insurance, including property, workers’ compensation, general and excess liability, and environmental liability. Insurance costs can be unpredictable and may materially adversely impact our business.  We retain some portion of our insurable risks, and therefore, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on our business.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

As of December 28, 2019, we operated manufacturing facilities in excess of 100,000 square feet in the segments and locations listed below.

LGM Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield, and Lowell, Indiana; Fairport Harbor, Mentor, and Painesville, Ohio; Mill Hall and Quakertown, Pennsylvania
Foreign

Soignies, Belgium; Vinhedo, Brazil; Guangzhou and Kunshan, China; Champ-sur-Drac, France; Gotha, Germany; Pune, India; Kibbutz Hanita, Israel; Rodange, Luxembourg; Bangi, Malaysia; Rayong, Thailand; and Cramlington, United Kingdom

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

We consider all our properties, whether owned or leased, suitable and adequate for our current needs. We generally expand production capacity as needed to meet increased demand.  Owned buildings and plant equipment are insured against major losses from fire and other usual business risks, subject to applicable deductibles. We are not aware of any material defects in title to, or significant encumbrances on, our properties, except for certain mortgage liens.

Item 3.   LEGAL PROCEEDINGS

As of December 28, 2019, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

As of December 28, 2019, our accrued liability associated with environmental remediation was $21.4 million.

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

See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements contained in our 2019 Annual Report for more information, which is incorporated herein by reference.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Our common stock is listed under the ticker symbol “AVY” on the New York Stock Exchange. We did not sell securities in any unregistered transactions during the fourth quarter of 2019.

We had 4,397 shareholders of record as of December 28, 2019, the last day of our fiscal year.

(b)   Not applicable.

(c)   Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the fourth quarter of 2019 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
September 29, 2019 – October 26, 2019	96.9	$113.51	96.9
October 27, 2019 – November 23, 2019	80.0	130.58	80.0
November 24, 2019 – December 28, 2019	92.0	130.44	92.0
Total	268.9	$124.38	268.9	$644.7
(1)	The periods shown are our fiscal periods during the thirteen-week quarter ended December 28, 2019.
(2)	Shares in thousands.
(3)	In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous $650 million Board authorization pursuant to which repurchases were made in the periods shown in the table above. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
(4)	Dollars in millions.

Item 6.   SELECTED FINANCIAL DATA

Selected financial data for each of our last five fiscal years appears under “Five-year Summary” in our 2019 Annual Report and is incorporated herein by reference.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this Item appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report and is incorporated herein by reference.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is contained under ”Market-Sensitive Instruments and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report and incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in our 2019 Annual Report (including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm) and incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2019. (See Management’s Report on Internal Control Over Financial Reporting contained in our 2019 Annual Report, which is incorporated herein by reference.)

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2019 Annual Report, which is also incorporated herein by reference.

Changes in Internal Control over Financial Reporting. We periodically assess our internal control environment. During 2019, we implemented a new enterprise resource planning system in several locations of our Label and Graphic Materials business in North America. Processes affected by this implementation include, among other things, order management, pricing, shipping and purchasing.  Where appropriate, we have made changes to related internal controls over our financial reporting.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 23, 2020 (our “2020 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers called for by this Item appears, in part, on the next page of this report, and is also incorporated by reference from our 2020 Proxy Statement. The information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our 2020 Proxy Statement.

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code”), which applies to our Chief Executive Officer, Chief Financial Officer, and Controller/Chief Accounting Officer. The Code is available on our investor website at www.investors.averydennison.com. We will satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code that applies to these officers by disclosing the nature of any such amendment or waiver on our website or in a Current Report on Form 8-K. Our Code of Conduct, which applies to our directors, officers and employees, is also available on our investor website. Our website address is not intended to function as a hyperlink, and the contents of the website are not a part of this Form 10-K, nor are they incorporated herein by reference.

The information called for by this Item concerning our Audit and Finance Committee is incorporated by reference from our 2020 Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS(1)

Name and Position	Age	Served as Executive Officer since	Former Positions within Past Five Years/ Officer Positions with Avery Dennison
Mitchell R. Butier	48	March 2007	2016-2019	President and Chief Executive Officer
Chairman, President and			2015-2016	President and Chief Operating Officer
Chief Executive Officer			2014-2015	President, Chief Operating Officer and
Chief Financial Officer
			2010-2014	Senior Vice President and
Chief Financial Officer
			2007-2010	Vice President, Global Finance and
Chief Accounting Officer
			2004-2006	Vice President, Finance, Retail Branding
and Information Solutions

Gregory S. Lovins	47	March 2017	2017	Vice President and Interim Chief
Senior Vice President and				Financial Officer
Chief Financial Officer			2016-2017	Vice President and Treasurer
			2011-2016	Vice President, Global Finance,
Materials Group

Lori J. Bondar	59	June 2010	2010-2020	Vice President, Controller and
Vice President, Controller, Treasurer and Chief Accounting Officer			2008-2010	Chief Accounting Officer Vice President and Controller

Georges Gravanis (2)	62	May 2015	2015-2016	President, Materials Group
President,			2010-2015	Vice President and General Manager,
Label and Graphic Materials				Materials Group Asia Pacific
			2006-2010	Vice President of Sales,
Roll Materials Europe
			2004-2006	Vice President and General Manager, Roll Materials Europe Southern Region

Anne Hill	60	May 2007	N/A	N/A
Senior Vice President and Chief Human Resources Officer

Susan C. Miller	60	March 2008	2008-2009	Senior Vice President and
Senior Vice President,				General Counsel
General Counsel and Secretary			2007-2008	Vice President and General Counsel
			1998-2006	Assistant General Counsel

Deon Stander	51	August 2016	2013-2015	Vice President and General Manager,
Vice President and General Manager,				Global Commercial and Innovation, RBIS
Retail Branding and Information			2010-2012	Vice President and General Manager,
Solutions				Global Commercial RBIS
(1)	Officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.
(2)	Ceased serving as an executive officer on December 31, 2019

Item 11.   EXECUTIVE COMPENSATION

The information called for by this Item is incorporated by reference from our 2020 Proxy Statement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is incorporated by reference from our 2020 Proxy Statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is incorporated by reference from our 2020 Proxy Statement.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item is incorporated by reference from our 2020 Proxy Statement.

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

(b)    The exhibits required to be filed by Item 601 of Regulation S-K are set forth on the following Exhibit Index.

AVERY DENNISON CORPORATION

INDEX TO FINANCIAL STATEMENTS

Data incorporated by reference from the attached portions of the 2019 Annual Report to Shareholders of Avery Dennison Corporation:

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018
Consolidated Statements of Income for 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity for 2019, 2018 and 2017
Consolidated Statements of Cash Flows for 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

Except for the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements, Management’s Report on Internal Control Over Financial Reporting, and Report of Independent Registered Public Accounting Firm listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report that is expressly incorporated herein by reference, our 2019 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

AVERY DENNISON CORPORATION

EXHIBIT INDEX

For the Year Ended December 28, 2019

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011
3.1(ii)	Amended and Restated Bylaws, effective as of December 7, 2017	3.1(ii)	Current Report on Form 8-K, filed December 8, 2017
4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “1991 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991
4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993
4.3	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995
4.4	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series D” under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed December 16, 1996
4.5	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee (“2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001
4.6	Officers’ Certificate establishing Securities entitled “6.000% Notes due 2033” under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003
4.7	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003
4.8	Indenture, dated as of September 25, 2007, among Avery Dennison Office Products Company (“ADOPC”), Registrant and The Bank of New York Trust Company, N.A., as Trustee (“Bank of NY”)	99.1	Current Report on Form 8-K, filed October 1, 2007
4.9	Form of 6.625% Guaranteed Notes due 2017	99.1	Current Report on Form 8-K, filed October 1, 2007
4.10	Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed November 20, 2007
4.11	First Supplemental Indenture, dated as of November 20, 2007, between Registrant and Bank of NY	4.3	Current Report on Form 8-K, filed November 20, 2007
4.12	Second Supplemental Indenture, dated as of April 13, 2010, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 13, 2010
4.13	Form of 5.375% Senior Notes due 2020	4.2	Current Report on Form 8-K, filed April 13, 2010
4.14	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013
4.15	Form of 3.35% Senior Notes due 2023	4.2	Current Report on Form 8-K, filed April 8, 2013

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
4.16	Fourth Supplemental Indenture, dated as of March 3, 2017, between Registrant and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”) as Trustee (including Form of 1.250% Senior Notes due 2025 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 3, 2017
4.17	Fifth Supplemental Indenture, dated as of December 6, 2018, between Registrant and BNY Melon, as Trustee (including Form of 4.875% Senior Notes due 2028 on Exhibit A thereto)	4.2	Current report on Form 8-K, filed December 6, 2018
4.18 †	Description of Securities	N/A	N/A
10.1	Amended and Restated Credit Agreement, dated as of February 8, 2008, among ADOPC, Registrant, Bank of America, N.A. and Banc of America Securities LLC and JP Morgan Securities Inc. (“ADOPC Credit Agreement”)	10.1	Quarterly Report on Form 10-Q, filed August 7, 2008
10.2	Second Amendment to ADOPC Credit Agreement, dated as of January 23, 2009	99.4	Current Report on Form 8-K, filed January 27, 2009
10.3	Fifth Amended and Restated Credit Agreement, dated as of February 13, 2020, by and among Registrant, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party thereto	10.1	Current Report on Form 8-K, filed February 14, 2020
10.4*	Amended and Restated Supplemental Executive Retirement Plan (“SERP”)	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.5*	Letter of Grant to D.A. Scarborough under SERP	10.11.2.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.6*	Letter Agreement with D.A. Scarborough regarding SERP benefits	10.11.2.1	Current Report on Form 8-K, filed December 15, 2010
10.7*	Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995
10.8*	Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004
10.9*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995
10.10*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.11*	Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995
10.12*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011
10.13*	Amended and Restated Stock Option and Incentive Plan (“Equity Plan”)	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012
10.14*	First Amendment to Equity Plan	10.20	2014 Annual Report on Form 10-K, filed February 25, 2015

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.15*	2017 Incentive Award Plan (“2017 Plan”)	B	2018 Proxy Statement on Schedule 14A, filed March 10, 2017
10.16*	Annual Incentive Plan	10.26	2014 Annual Report on Form 10-K, filed February 25, 2015
10.17*	Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995
10.18*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.19*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002
10.20*	2005 Executive Variable Deferred Retirement Plan, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013
10.21*	Amended and Restated Key Executive Change of Control Severance Plan	10.29	2017 Annual Report on Form 10-K, filed February 21, 2018
10.22*	Amended and Restated Executive Severance Plan	10.30	2017 Annual Report on Form 10-K, filed February 21, 2018
10.23*	Form of Executive Severance Agreement	10.31	2017 Annual Report on Form 10-K, filed February 21, 2018
10.24*	Long-Term Incentive Unit Plan (“LTI Unit Plan”)	10.43	2012 Annual Report on Form 10-K, filed February 27, 2013
10.25*	Form of Restricted Stock Unit Agreement under Equity Plan	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014
10.26*	Form of Performance Unit Agreement under Equity Plan	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014
10.27*	Form of Market-Leveraged Stock Unit Agreement under Equity Plan	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014
10.28*	Form of Long-Term Incentive Unit Agreement under LTI Unit Plan	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014
10.29*	Form of Director Restricted Stock Unit Agreement under 2017 Plan	10.2	Quarterly Report on Form 10-Q, filed August 1, 2017
10.30*	Form of Employee Market-Leveraged Stock Unit Agreement under 2017 Plan	10.3	Quarterly Report on Form 10-Q, filed August 1, 2017
10.31*	Form of Employee Performance Unit Agreement under 2017 Plan	10.4	Quarterly Report on Form 10-Q, filed August 1, 2017
10.32*	Form of Employee Restricted Stock Unit Agreement under 2017 Plan	10.5	Quarterly Report on Form 10-Q, filed August 1, 2017
10.33*	Form of Employee Non-Qualified Stock Option Agreement under 2017 Plan	10.6	Quarterly Report on Form 10-Q, filed August 1, 2017

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.34*	Offer Letter to Georges Gravanis	10.1	Quarterly Report on Form 10-Q, filed May 5, 2015
10.35*	Offer Letter to Mitchell R. Butier	10.2	Quarterly Report on Form 10-Q, filed May 3, 2016
10.36*	Localization Letter to Georges Gravanis	10.1	Quarterly Report on Form 10-Q, filed August 2, 2016
10.37*	Offer Letter to Gregory S. Lovins	10.1	Quarterly Report on Form 10-Q, filed August 1, 2017
13†	Portions of Annual Report to Shareholders for fiscal year ended December 28, 2019	N/A	N/A
21†	List of Subsidiaries	N/A	N/A
23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A
24†	Power of Attorney (see Signatures — Power of Attorney)	N/A	N/A
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
101INS†††	Inline XBRL Instance Filing	N/A	N/A
101SCH†††	Inline XBRL Extension Schema Filing	N/A	N/A
101CAL†††	Inline XBRL Extension Calculation Linkbase Filing	N/A	N/A
101LAB†††	Inline XBRL Extension Label Linkbase Filing	N/A	N/A
101PRE†††	Inline XBRL Extension Presentation Linkbase Filing	N/A	N/A
101DEF†††	Inline XBRL Extension Definition Linkbase Filing	N/A	N/A
104†††	Inline XBRL for the cover page of this Annual Report on Form 10-K , included as part of the Exhibit 101 inline XBRL document set
(1)	Unless otherwise noted, the File Number for all filings is File No. 1-7685.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†	Filed herewith.
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

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avery Dennison Corporation

By:	/s/	Gregory S. Lovins
Gregory S. Lovins Senior Vice President and Chief Financial Officer

Dated: February 26, 2020

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

Signature	Title	Date

/s/ Mitchell R. Butier Mitchell R. Butier	Chairman, President, and Chief Executive Officer	February 26, 2020

/s/ Gregory S. Lovins Gregory S. Lovins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2020

/s/ Lori J. Bondar Lori J. Bondar	Vice President, Controller, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020

/s/ Bradley A. Alford Bradley A. Alford	Director	February 26, 2020

/s/ Anthony K. Anderson Anthony K. Anderson	Director	February 26, 2020

/s/ Peter K. Barker Peter K. Barker	Director	February 26, 2020

/s/ Mark J. Barrenechea Mark J. Barrenechea	Director	February 26, 2020

Signature	Title	Date

/s/ Ken C. Hicks Ken C. Hicks	Director	February 26, 2020

/s/ Andres A. Lopez Andres A. Lopez	Director	February 26, 2020

/s/ David E. I. Pyott David E. I. Pyott	Director	February 26, 2020

/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 26, 2020

/s/ Julia A. Stewart Julia A. Stewart	Director	February 26, 2020

/s/ Martha N. Sullivan Martha N. Sullivan	Director	February 26, 2020