Form 10-Q
period 2020-03-28
Avery Dennison Corp
filed 2020-05-01
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020.

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

Number of shares of $1 par value common stock outstanding as of April 25, 2020: 83,340,035

AVERY DENNISON CORPORATION

FISCAL FIRST QUARTER 2020 QUARTERLY REPORT ON FORM 10-Q

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

We believe that the most significant risk factors that could affect our financial performance in the near-term include: (1) the impacts to our business from global economic conditions, political uncertainty, and changes in governmental regulations, including as a result of the coronavirus/COVID-19 pandemic; (2) competitors' actions, including pricing, expansion in key markets, and product offerings; (3) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; and (4) the execution and integration of acquisitions.

The more significant risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.  These risks and uncertainties include, but are not limited to the following: the coronavirus/COVID-19 pandemic; fluctuations in demand affecting sales to customers; worldwide and local economic and market conditions; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets; changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences; fluctuations in cost and availability of raw materials and energy; changes in governmental laws and regulations; the impact of competitive products and pricing; the financial condition and inventory strategies of customers; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; execution and integration of acquisitions; product and service quality; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; amounts of future dividends and share repurchases; customer and supplier concentrations  or consolidations; fluctuations in interest and tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; the realization of deferred tax assets; fluctuations in interest rates; compliance with our debt covenants; fluctuations in pension, insurance, and employee benefit costs; goodwill impairment; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety, anti-corruption and trade compliance; protection and infringement of intellectual property; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amount)	March 28, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$742.0	$253.7
Trade accounts receivable, less allowances of $46.3 and $27.1 at March 28, 2020 and December 28, 2019, respectively	1,222.5	1,212.2
Inventories, net	723.3	663.0
Other current assets	225.8	211.7
Total current assets	2,913.6	2,340.6
Property, plant and equipment, net	1,232.0	1,210.7
Goodwill	1,028.1	930.8
Other intangibles resulting from business acquisitions, net	197.6	126.5
Deferred tax assets	224.8	225.4
Other assets	664.8	654.8
	$6,260.9	$5,488.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$832.3	$440.2
Accounts payable	1,030.8	1,066.1
Accrued payroll and employee benefits	189.2	220.4
Other current liabilities	507.8	527.1
Total current liabilities	2,560.1	2,253.8
Long-term debt and finance leases	1,988.0	1,499.3
Long-term retirement benefits and other liabilities	416.5	421.4
Deferred tax liabilities and income taxes payable	122.9	110.3
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $1 par value per share, authorized - 400,000,000 shares at March 28, 2020 and December 28, 2019; issued - 124,126,624 shares at March 28, 2020 and December 28, 2019; outstanding - 83,321,087 shares and 83,366,840 shares at March 28, 2020 and December 28, 2019, respectively	124.1	124.1
Capital in excess of par value	852.5	874.0
Retained earnings	3,064.8	2,979.1
Treasury stock at cost, 40,805,537 shares and 40,759,784 shares at March 28, 2020 and December 28, 2019, respectively	(2,456.0)	(2,425.1)
Accumulated other comprehensive loss	(412.0)	(348.1)
Total shareholders’ equity	1,173.4	1,204.0
	$6,260.9	$5,488.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 28, 2020	March 30, 2019
Net sales	$1,723.0	$1,740.1
Cost of products sold	1,237.9	1,274.7
Gross profit	485.1	465.4
Marketing, general and administrative expense	281.0	276.3
Other expense, net	4.9	7.5
Interest expense	18.8	19.5
Other non-operating expense, net	(.5)	446.5
Income (loss) before taxes	180.9	(284.4)
Provision for (benefit from) income taxes	46.3	(138.4)
Equity method investment losses	(.4)	(.9)
Net income (loss)	$134.2	$(146.9)

Per share amounts:
Net income (loss) per common share	$1.61	$(1.74)
Net income (loss) per common share, assuming dilution	$1.60	$(1.74)

Weighted average number of shares outstanding:
Common shares	83.3	84.3
Common shares, assuming dilution	84.1	84.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Net income (loss)	$134.2	$(146.9)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(68.6)	22.1
Pension and other postretirement benefits	.6	300.7
Cash flow hedges	4.1	(.2)
Other comprehensive (loss) income, net of tax	(63.9)	322.6
Total comprehensive income, net of tax	$70.3	$175.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Operating Activities
Net income (loss)	$134.2	$(146.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36.8	34.9
Amortization	10.7	9.6
Provision for credit losses and sales returns	31.2	14.8
Stock-based compensation	6.3	7.6
Pension plan settlements and related charges	—	446.9
Deferred taxes and other non-cash taxes	6.4	(172.8)
Other non-cash expense and loss (income and gain), net	4.4	3.3
Changes in assets and liabilities and other adjustments	(225.6)	(162.0)
Net cash provided by operating activities	4.4	35.4

Investing Activities
Purchases of property, plant and equipment	(33.2)	(41.8)
Purchases of software and other deferred charges	(6.2)	(5.5)
Proceeds from sales of property, plant and equipment	—	7.3
Proceeds from insurance and sales (purchases) of investments, net	(.3)	4.5
Payments for acquisition, net of cash acquired, and investments in businesses	(245.9)	(6.5)
Net cash used in investing activities	(285.6)	(42.0)

Financing Activities
Net (decrease) increase in borrowings (maturities of three months or less)	(106.0)	155.4
Additional borrowings under revolving credit facility	500.0	—
Additional long-term borrowings	494.4	—
Repayments of long-term debt and finance leases	(1.1)	(1.8)
Dividends paid	(48.4)	(43.9)
Share repurchases	(45.2)	(88.7)
Net (tax withholding) proceeds related to stock-based compensation	(20.0)	(20.1)
Payments of contingent consideration	—	(1.6)
Net cash provided by (used in) financing activities	773.7	(.7)

Effect of foreign currency translation on cash balances	(4.2)	1.0
Increase (decrease) in cash and cash equivalents	488.3	(6.3)
Cash and cash equivalents, beginning of year	253.7	232.0
Cash and cash equivalents, end of period	$742.0	$225.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

The unaudited Condensed Consolidated Financial Statements and notes thereto in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2019 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of future results.

We expect the effects of the coronavirus/COVID-19 pandemic (collectively referred to herein as "COVID-19") to adversely impact our financial position, results of operations, and cash flows in fiscal year 2020. The unaudited Condensed Consolidated Financial Statements presented herein reflect our current estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and reported amounts of sales and expenses during the reporting periods presented.

Fiscal Periods

The first quarters of 2020 and 2019 consisted of thirteen-week periods ending March 28, 2020 and March 30, 2019, respectively.

Accounting Guidance Updates

Credit Losses

In the first quarter of 2020, we adopted, using the modified retrospective approach, amended accounting guidance that required credit losses on financial instruments, including trade receivables, to be measured based on an expected credit loss model instead of the incurred loss model.  The expected credit loss model requires us to consider forward-looking information to estimate our allowance for credit losses. Our adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Note 2. Acquisitions

On February 28, 2020, we completed the acquisition of Smartrac’s Transponder (RFID Inlay) division ("Smartrac"), a manufacturer of radio-frequency identification (“RFID”) products, for consideration, subject to customary adjustments, of approximately $253 million (€230 million), approximately $7 million of which became payable as of March 28, 2020. We believe this acquisition will enhance our research and development capabilities, expand product lines, and provide added manufacturing capacity. Consistent with the time allowed to complete our assessment, the valuation of certain acquired assets and liabilities, including tangible and intangible assets, environmental liabilities and income taxes, is preliminary. This acquisition was not material to our unaudited Condensed Consolidated Financial Statements.

Note 3.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Changes in the net carrying amount of goodwill for the three months ended March 28, 2020 by reportable segment are shown below.

	Label and	Retail Branding	Industrial and
	Graphic	and Information	Healthcare
(In millions)	Materials	Solutions	Materials	Total
Goodwill as of December 28, 2019	$407.8	$349.3	$173.7	$930.8
Acquisition(1)	20.1	91.6	—	111.7
Translation adjustments	(9.5)	(3.4)	(1.5)	(14.4)
Goodwill as of March 28, 2020	$418.4	$437.5	$172.2	$1,028.1

(1)Goodwill acquired related to the acquisition of Smartrac, which is based on a preliminary allocation to the Label and Graphic Materials and Retail Branding and Information Solutions reportable segments. The amount of goodwill recognized is not expected to be deductible for income tax purposes.

The duration and severity of COVID-19 could result in future impairment charges to our reportable segments’ goodwill balances. While we have concluded that a triggering event did not occur during the three months ended March 28, 2020, a prolonged pandemic could impact our results of operations and result in changes to assumptions utilized in the determination of the estimated fair values of goodwill that could be significant enough to trigger an impairment.

Avery Dennison Corporation

Finite-Lived Intangible Assets

In connection with the Smartrac acquisition, we acquired approximately $76 million of identifiable intangible assets, which consisted of customer relationships, trade names and trademarks, and patents and other acquired technology. We utilized the income approach to estimate the fair values of the identifiable intangibles associated with the acquisition, primarily using Level 3 inputs. The discount rate we used to value these assets was 13.5%.

The table below summarizes the amounts and useful lives of these intangible assets as of the acquisition date.

		Amortization
	Amount	period
	(in millions)	(in years)
Patents and other acquired technology	$60.0	11
Customer relationships	14.0	6
Trade names and trademarks	2.0	5

Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Note 4.  Debt

In March 2020, we issued $500 million of senior notes, due April 2030. The senior notes bear an interest rate of 2.65%  per year, payable semiannually in arrears. Our net proceeds from the offering, after deducting underwriting discounts and offering expenses, were $494.4  million, which we used to repay existing indebtedness under our commercial paper program, used to fund our Smartrac acquisition, and, subsequent to the end of the first quarter of 2020, the $250 million aggregate principal amount of senior notes that matured on April 15, 2020.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations.  The fair value of our total debt was $2.84 billion at March 28, 2020 and $2.05 billion at December 28, 2019. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

In February 2020, we amended and restated our $800 million revolving credit facility (the “Revolver”), eliminating one of the financial covenant requirements and extending the maturity date to February 13, 2025. The maturity date may be extended for a one-year period under certain circumstances. The commitments under the Revolver may be increased by up to $400 million, subject to lender approvals and customary requirements. The outstanding utilized balance under the Revolver was $500 million as of March 28, 2020. No balance was outstanding under the Revolver as of December 28, 2019. As of both March 28, 2020 and December 28, 2019, we were in compliance with our financial covenants under the Revolver.

Note 5.  Pension and Other Postretirement Benefits

Defined Benefit Plans

We sponsor a number of defined benefit plans, the accrual of benefits under some of which has been frozen, covering eligible employees in the U.S. and certain other countries.  Benefits payable to an employee are based primarily on years of service and the employee’s compensation during his or her employment with us.  For the three months ended March 28, 2020, the net periodic benefit cost related to our U.S. and international plans was not material. For the three months ended March 30, 2019, the net periodic benefit cost related to our U.S. and international plans was $447.7 million and $3.3 million, respectively.  Included in the net periodic benefit cost for our U.S. plans for the three months ended March 30, 2019 was a loss on settlement of $446.9 million related to the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan. This loss was partially offset by related tax benefits of approximately $179 million.  Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

In connection with the ADPP termination in 2019, we settled approximately $753 million of ADPP liabilities by entering into an agreement to purchase annuities primarily from American General Life Insurance Company and through a combination of annuities and direct funding to the Pension Benefit Guaranty Corporation for a small portion of former employees and their beneficiaries.

Avery Dennison Corporation

Service cost and components of net periodic benefit cost (credit) other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense” in the unaudited Condensed Consolidated Statements of Operations, respectively.

We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations.  We have not incurred significant costs related to these benefits.

Note 6.  Cost Reduction Actions

2019/2020 Actions

During the three months ended March 28, 2020, we recorded $2.6 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 60 positions.

2018/2019 Actions

During the three months ended March 28, 2020, we recorded $.2 million in net restructuring reversals related to our 2018/2019 actions.

During the three months ended March 28, 2020, restructuring charges and payments were as follows:

	Accrual at	Charges,			Foreign	Accrual at
	December 28,	Net of	Cash	Non-cash	Currency	March 28,
(In millions)	2019	Reversals	Payments	Impairment	Translation	2020
2019/2020 Actions
Severance and related costs	$21.9	$2.6	$(4.5)	$—	$—	$20.0

2018/2019 Actions
Severance and related costs	6.5	(.2)	(6.0)	—	.1	.4
Lease cancellation costs	.3	—	—	—	—	.3
Total	$28.7	$2.4	$(10.5)	$—	$.1	$20.7

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

The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment.

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Restructuring charges, net of reversals, by reportable segment
Label and Graphic Materials	$.4	$8.3
Retail Branding and Information Solutions	1.5	.5
Industrial and Healthcare Materials	.5	1.9
Total	$2.4	$10.7

Note 7. Financial Instruments

We enter into foreign exchange hedge contracts to reduce our risk from foreign exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S.  We also enter into futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases of natural gas.  The impacts of these foreign exchange and commodities hedge activities on our unaudited Condensed Consolidated Financial Statements were not significant.

Avery Dennison Corporation

Following our Smartrac acquisition and our issuance of the March 2020 senior notes, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have an effect of converting fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars.  These contracts have been designated as cash flow hedges.  The fair value of these contracts as of March 28, 2020 was $8.6 million and was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 11, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.

Note 8.  Taxes Based on Income

The following table summarizes our income (loss) before taxes, provision for (benefit from) income taxes, and effective tax rate:

	Three Months Ended
(In millions, except percentages)	March 28, 2020	March 30, 2019
Income (loss) before taxes	$180.9	$(284.4)
Provision for (benefit from) income taxes	46.3	(138.4)
Effective tax rate	25.6%	48.7%

Our provision for income taxes for the three months ended March 28, 2020 included $7.2 million of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”).  Our provision for income taxes for the three months ended March 28, 2020 also included the following discrete items: (i) $2.7 million of tax benefit related to excess tax benefits associated with stock-based payments; (ii) $2.7 million of net tax benefit from decreases in reserves primarily as a result of closing tax years, partially offset by additional interest and penalty accruals; and (iii) $2.5 million of tax benefit related to a change in a foreign withholding tax rate and the impact of foreign currency movements.

Our provision for income taxes for the three months ended March 28, 2020 was not materially affected by COVID-19.  Moreover, our ability to generate sufficient taxable income was not adversely affected in certain jurisdictions where a significant portion of our net deferred tax assets is concentrated.  Our provision for income taxes for the three months ended March 28, 2020 was not materially impacted by the stimulus packages enacted to provide economic relief to businesses in the U.S. and other countries in response to COVID-19.

Our benefit from income taxes for the three months ended March 30, 2019 included $5.4 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII.  Effective in 2019, we implemented certain structural changes to align with operational strategies, one benefit of which was to reduce our base erosion payments below the statutory minimum threshold.  As a result, our benefit from income taxes for the three months ended March 30, 2019 did not include tax charges related to Base Erosion Antiabuse Tax.  Our benefit from income taxes for the three months ended March 30, 2019 also included the following discrete items: (i) $6.9 million of tax benefit related to excess tax benefits associated with stock-based payments and (ii) approximately $179 million of tax benefit related to the effective settlement of the ADPP, $102 million of which was the related tax effect on the pretax charge of $446.9 million and $77 million of which was related to the release of stranded tax effects in “Accumulated other comprehensive loss” through the income statement. The tax effects were stranded primarily as a result of the U.S. federal tax rate change under the U.S. Tax Cuts and Jobs Act. Refer to Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information on the termination of the ADPP.

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.  The final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our tax provision and the related liabilities.  To date, we and our U.S. subsidiaries have completed the IRS’ Compliance Assurance Process Program through 2016.  With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2009.

Avery Dennison Corporation

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $15 million, primarily as a result of audit settlements and closing tax years.

Note 9.  Net Income (Loss) Per Common Share

Net income (loss) per common share was computed as follows:

		Three Months Ended
(In millions, except per share amounts)		March 28, 2020	March 30, 2019
(A)	Net income (loss)	$134.2	$(146.9)
(B)	Weighted average number of common shares outstanding	83.3	84.3
	Dilutive shares (additional common shares issuable under stock-based awards)	.8	—
(C)	Weighted average number of common shares outstanding, assuming dilution	84.1	84.3
Net income (loss) per common share: (A) ÷ (B)		$1.61	$(1.74)
Net income (loss) per common share, assuming dilution: (A) ÷ (C)		$1.60	$(1.74)

Certain stock-based compensation awards were not included in the computation of net income (loss) per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three months ended March 28, 2020.

For the first quarter of 2019, the effect of dilutive shares (additional common shares issuable under stock-based awards) was not included in the computation of net loss per common share, assuming dilution, because we had a net loss. We excluded 1.1 million shares related to stock-based compensation awards from the computation for the three months ended  March 30, 2019.

Note 10. Supplemental Equity and Comprehensive Income Information

Consolidated Changes in Shareholders’ Equity

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Common stock issued, $1 par value per share	$124.1	$124.1
Capital in excess of par value
Beginning balance	$874.0	$872.0
Issuance of shares under stock-based compensation plans(1)	(21.5)	(20.5)
Ending balance	$852.5	$851.5
Retained earnings
Beginning balance	$2,979.1	$2,864.9
Net income (loss)	134.2	(146.9)
Issuance of shares under stock-based compensation plans(1)	(4.2)	(14.3)
Contribution of shares to 401(k) Plan(1)	4.1	3.7
Dividends	(48.4)	(43.9)
Ending balance	$3,064.8	$2,663.5
Treasury stock at cost
Beginning balance	$(2,425.1)	$(2,223.9)
Repurchase of shares for treasury	(45.2)	(88.7)
Issuance of shares under stock-based compensation plans	12.0	22.3
Contribution of shares to 401(k) Plan(1)	2.3	2.5
Ending balance	$(2,456.0)	$(2,287.8)
Accumulated other comprehensive loss
Beginning balance	$(348.1)	$(682.0)
Other comprehensive (loss) income, net of tax(2)	(63.9)	322.6
Ending balance	$(412.0)	$(359.4)

(1)We fund a portion of our employee-related expenses using shares of our common stock held in treasury.  We reduce capital in excess of par value based on the grant date fair value of the awards vested and record net gains or losses associated with our use of treasury shares to retained earnings.

(2)In the first quarter of 2019, we effectively settled our remaining obligations under the ADPP. Refer to Note 5, "Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Dividends per common share were as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Dividends per common share	$.58	$.52

Changes in Accumulated Other Comprehensive Loss

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 28, 2020 were as follows:

		Pension and
	Foreign	Other
	Currency	Postretirement	Cash Flow
(In millions)	Translation	Benefits	Hedges	Total
Balance as of December 28, 2019	$(245.1)	$(101.8)	$(1.2)	$(348.1)
Other comprehensive (loss) income before reclassifications, net of tax	(68.6)	—	4.7	(63.9)
Reclassifications to net income, net of tax	—	.6	(.6)	—
Net current-period other comprehensive (loss) income, net of tax	(68.6)	.6	4.1	(63.9)
Balance as of March 28, 2020	$(313.7)	$(101.2)	$2.9	$(412.0)

The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 30, 2019 were as follows:

		Pension and
	Foreign	Other
	Currency	Postretirement	Cash Flow
(In millions)	Translation	Benefits	Hedges	Total
Balance as of December 29, 2018	$(247.4)	$(434.3)	$(.3)	$(682.0)
Other comprehensive income before reclassifications, net of tax(1)	22.1	36.0	.1	58.2
Reclassifications to net loss, net of tax	—	264.7	(.3)	264.4
Net current-period other comprehensive income (loss), net of tax	22.1	300.7	(.2)	322.6
Balance as of March 30, 2019	$(225.3)	$(133.6)	$(.5)	$(359.4)

(1)Other comprehensive income before reclassifications, net of tax, for pension and other postretirement benefits related to the remeasurement of the ADPP’s net pension obligations.

The amounts reclassified from “Accumulated other comprehensive loss” to increase (decrease) net income were as follows:

	Amounts Reclassified from Accumulated
	Other Comprehensive Loss
	Three Months Ended		Statements of Operations
(In millions)	March 28, 2020	March 30, 2019	Location
Cash flow hedges:
Foreign exchange contracts	$1.1	$.4	Cost of products sold
Commodity contracts	(.3)	—	Cost of products sold
Total before tax	.8	.4
Tax	(.2)	(.1)	Provision for (benefit from) income taxes
Net of tax	.6	.3
Pension and other postretirement benefits	(.8)	(443.8)	Other non-operating expense, net
Tax	.2	179.1	Provision for (benefit from) income taxes
Net of tax	(.6)	(264.7)
Total reclassifications for the period	$—	$(264.4)

Avery Dennison Corporation

The following table sets forth the income tax (benefit) expense allocated to each component of other comprehensive (loss) income:

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Foreign currency translation	$(6.8)	$(4.4)
Pension and other postretirement benefits	.2	189.8
Cash flow hedges	1.2	(.1)
Income tax (benefit) expense allocated to components of other comprehensive (loss) income	$(5.4)	$185.3

Note 11.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of March 28, 2020:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Trading securities	$30.7	$26.0	$4.7	$—
Derivative assets	27.8	—	27.8	—
Bank drafts	17.8	17.8	—	—
Liabilities
Derivative liabilities	$22.0	$.3	$21.7	$—

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2019:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Trading securities	$30.6	$26.0	$4.6	$—
Derivative assets	5.2	—	5.2	—
Bank drafts	21.3	21.3	—	—
Liabilities
Derivative liabilities	$6.0	$.4	$5.6	$—

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of March 28, 2020, trading securities of $0.8 million and $29.9 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 28, 2019, trading securities of $.4 million and $30.2 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

Note 12.  Commitments and Contingencies

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

As of March 28, 2020, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

The activity related to our environmental liabilities for the three months ended March 28, 2020 was as follows:

(In millions)
Balance at December 28, 2019	$21.4
Charges, net of reversals	.1
Payments	(1.2)
Balance at March 28, 2020	$20.3

Approximately $9 million and $10 million, respectively, of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of March 28, 2020 and December 28, 2019.

Avery Dennison Corporation

Note 13.  Segment and Disaggregated Revenue Information

Disaggregated Revenue Information

Disaggregated revenue information is shown below in the manner that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenue from our Label and Graphic Materials reportable segment is attributed to geographic areas based on the location from which products are shipped.  Revenue from our Retail Branding and Information Solutions reportable segment is shown by product group.

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$329.0	$311.7
Europe	447.1	449.9
Asia	245.9	256.2
Latin America	90.2	90.6
Other international	68.6	69.9
Total Label and Graphic Materials	1,180.8	1,178.3
Retail Branding and Information Solutions:
Apparel	351.3	353.1
Printer Solutions	43.3	45.2
Total Retail Branding and Information Solutions	394.6	398.3
Industrial and Healthcare Materials	147.6	163.5
Net sales to unaffiliated customers	$1,723.0	$1,740.1

Avery Dennison Corporation

Additional Segment Information

Additional financial information by reportable segment is shown below.

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Intersegment sales
Label and Graphic Materials	$22.4	$21.2
Retail Branding and Information Solutions	6.5	4.2
Industrial and Healthcare Materials	1.6	2.6
Intersegment sales	$30.5	$28.0
Income (loss) before taxes
Label and Graphic Materials	$171.9	$139.5
Retail Branding and Information Solutions	31.5	51.4
Industrial and Healthcare Materials	14.9	13.6
Corporate expense	(19.1)	(22.9)
Interest expense	(18.8)	(19.5)
Other non-operating expense, net	.5	(446.5)
Income (loss) before taxes	$180.9	$(284.4)
Other expense (income), net, by reportable segment
Label and Graphic Materials	$1.9	$7.6
Retail Branding and Information Solutions	2.5	(2.0)
Industrial and Healthcare Materials	.5	1.9
Other expense, net	$4.9	$7.5
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$2.4	$10.4
Lease cancellation costs	—	.3
Other items:
Transaction and related costs	2.5	—
Gain on sales of assets	—	(3.2)
Other expense, net	$4.9	$7.5

Note 14. Supplemental Financial Information

Inventories

Net inventories consisted of the following:

(In millions)	March 28, 2020	December 28, 2019
Raw materials	$280.6	$231.6
Work-in-progress	202.8	201.0
Finished goods	239.9	230.4
Inventories, net	$723.3	$663.0

Property, Plant and Equipment

(In millions)	March 28, 2020	December 28, 2019
Property, plant and equipment	$3,193.4	$3,171.6
Accumulated depreciation	(1,961.4)	(1,960.9)
Property, plant and equipment, net	$1,232.0	$1,210.7

Avery Dennison Corporation

Allowance for Credit Losses

Given the short-term nature of trade receivables, our allowance for credit losses is based on the financial condition of customers, the aging of receivable balances, our historical collection experience, and current and expected future macroeconomic and market conditions, including as a result of COVID-19. Balances are written off in the period in which they are determined to be uncollectible.

The activity for the three months ended March 28, 2020 related to our allowance for credit losses was as follows:

(In millions)
Balance at December 28, 2019	$27.1
Provision for credit losses(1)	20.3
Amounts written off	(.5)
Other, including foreign currency translation	(.6)
Balance at March 28, 2020	$46.3

(1)Primarily reflects impacts on customers as a result of COVID-19.

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

Our non-GAAP financial measures exclude the impact of certain events, activities or decisions.  The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period.  By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, legal settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures.  While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

We use these non-GAAP financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period.

We use the following non-GAAP financial measures in this MD&A:

●	Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation, and, where applicable, currency adjustment for transitional reporting of highly inflationary economies (Argentina). Segment results are also adjusted for the reclassification of sales between segments. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of currency fluctuations.
●	Organic sales change refers to sales change ex. currency, excluding the estimated impact of product line exits, acquisitions and divestitures, and, where applicable, an extra week in our fiscal year.

We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales change from the ongoing activities of our businesses and enhance their ability to evaluate our results from period to period.

●	Free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments. Free cash flow is also adjusted for the cash contributions related to the termination of our U.S. pension plan. We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.
●	Operational working capital as a percentage of annualized current quarter net sales refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as net current assets or liabilities held-for-sale divided by annualized current quarter net sales. We believe that operational working capital as a percentage of annualized current quarter net sales assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and that may increase the volatility of working capital as a percentage of sales from period to period. The items excluded from this measure are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of coronavirus/COVID-19 (collectively referred to herein as “COVID-19”) a pandemic, which has continued to spread throughout the U.S. and the world, resulting in governmental authorities implementing numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.

The safety and well-being of our employees has been and will continue to be our top priority during this global crisis, followed immediately by continuing to deliver high quality products and service to our customers. We created global, regional, and local emergency response teams to manage immediate priorities, recognizing that some of our businesses serve a critical role in supply chains for essential goods such as food, hygiene, and pharmaceutical products, as well as e-commerce. To support the health and well-being of our employees, customers, partners and communities, the vast majority of our office-based employees are working remotely and some of our operations have limited production or ceased operations for short periods of time. We leveraged learnings from our early experience in China to develop safety protocols for our manufacturing facilities to re-open and/or remain operational, and established work-from-home protocols for office workers. To support the well-being of our employees, we ensured that they continued to receive full pay during the initial weeks of facility closures, and, where closures were later extended in jurisdictions with weaker social safety nets, particularly in our Retail Branding and Information Solutions (“RBIS”) reportable segment, provided longer periods of salary continuation.

To meet our customer needs during periods of peak demand for label and packaging materials in North America and Europe, we took a number of steps to reduce backlogs, including leveraging our scale and global footprint to maximize production capacity, providing pay premiums for certain hourly employees, and temporarily allocating a portion of coating assets that normally support our graphics business to manufacture material for labels.

To date, disruptions to our supply chain during this challenging period have not been significant. We believe that our position as the largest customer for many of our suppliers, our global footprint with dual sourcing for most commodities, and our inventory build strategy can mitigate future supply chain risk.

We are unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macro-economic impacts. Overall, the pandemic did not have a material negative impact on our consolidated financial results for the first quarter of 2020. While our label and packaging materials largely serve essential categories and experienced higher demand as a result of the pandemic, sales in our RBIS reportable segment declined modestly due to lower demand in its base business and sales in our IHM reportable segment also declined due  to reduced industrial demand, particularly in automotive.

We expect that the pandemic will have a negative impact in our second quarter and full year 2020.  We expect disruptions in certain of our businesses and operations, while some of our businesses may continue to be positively impacted.  We expect our RBIS reportable segment to be the most negatively impacted, most significantly in the second quarter, as a result of widespread retail store and apparel manufacturing closures. Likewise, we expect reduced demand in our graphics products and Industrial and Healthcare Materials reportable segment’s industrial categories, driven largely by automotive end market weakness.  We are actively managing this dynamic environment and have updated our plans to reflect the unique aspects of the pandemic.

We continue to execute various long-term productivity and temporary cost saving actions to manage the downturn.  These include deferrals of planned compensation increases, hiring freezes, overtime and temporary labor reductions, shift reductions and furloughs, temporary production shutdowns, and travel and other discretionary spending reductions. While our balance sheet is strong and we have ample liquidity, during the first quarter of 2020, we drew down $500 million under our $800 million revolving credit facility because the commercial paper markets were temporarily unavailable as a result of the pandemic. Additionally, we plan to curtail a portion of our planned capital spending for 2020, while protecting our long-term investments in high value categories, and have heightened our focus on working capital management.  We temporarily paused our share repurchase activity and maintained our quarterly dividend at the current rate. We expect that our current cash and cash equivalents and cash flows generated from operations will be sufficient to meet our operating requirements through this downturn.

We continue to actively monitor this situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Avery Dennison Corporation

Net Sales

The factors impacting reported net sales change, as compared to the prior year period, are shown in the table below.

Three Months
Ended
March 28, 2020
Reported sales change	(1)%
Foreign currency translation	2
Sales change ex. currency	1
Acquisitions	(1)
Organic sales change	—%

In the three months ended March 28, 2020, net sales were comparable to the same period in the prior year on an organic basis.

Net Income (Loss)

Net income was $134 million in the first three months of 2020 compared to a net loss of $147 million in the same period last year.  Major factors affecting the change in net income included the following:

●	Prior year settlement loss from pension termination
●	Net impact of pricing and raw material input costs
●	Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs

Offsetting factors:

●	Impact of increased allowance for credit losses primarily as a result of COVID-19
●	Impact of foreign currency translation

Acquisition

On February 28, 2020, we completed the acquisition of Smartrac’s Transponder (RFID Inlay) division (“Smartrac”), a manufacturer of radio-frequency identification (“RFID”) products, for consideration, subject to customary adjustments, of approximately $253 million (€230 million), approximately $7 million of which became payable as of March 28, 2020. We believe this acquisition will enhance our research and development capabilities, expand product lines, and provide added manufacturing capacity. Consistent with the time allowed to complete our assessment, the valuation of certain acquired assets and liabilities, including tangible and intangible assets, environmental liabilities and income taxes, is preliminary. This acquisition was not material to our unaudited Condensed Consolidated Financial Statements.

Cost Reduction Actions

2019/2020 Actions

During the three months ended March 28, 2020, we recorded $2.6 million in restructuring charges related to our 2019/2020 actions.  These charges consisted of severance and related costs for the reduction of approximately 60 positions.

2018/2019 Actions

During the three months ended March 28, 2020, we recorded $.2 million in net restructuring reversals related to our 2018/2019 actions.

Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

U.S. Pension Plan Termination

In connection with its termination in 2019, we settled approximately $753 million of liabilities of the Avery Dennison Pension Plan (the “ADPP”) by entering into an agreement to purchase annuities primarily from American General Life Insurance Company and through a combination of annuities and direct funding to the Pension Benefit Guaranty Corporation for a small portion of former employees and their beneficiaries.

Avery Dennison Corporation

Accounting Guidance Updates

Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for this information.

Cash Flow

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Net cash provided by operating activities	$4.4	$35.4
Purchases of property, plant and equipment	(33.2)	(41.8)
Purchases of software and other deferred charges	(6.2)	(5.5)
Proceeds from sales of property, plant and equipment	—	7.3
Proceeds from insurance and sales (purchases) of investments, net	(.3)	4.5
Contributions for pension plan termination	—	7.4
Free cash flow	$(35.3)	$7.3

During the first three months of 2020, net cash provided by operating activities decreased compared to the same period last year primarily due to changes in operational working capital, partially offset by lower payroll and incentive compensation payments, lower pension plan contributions, and lower restructuring payments.  During the first three months of 2020, free cash flow decreased compared to the same period last year due to a decrease in net cash provided by operating activities, lower proceeds from sales of property, plant and equipment and lower proceeds from sales of investments, partially offset by a decrease in purchases of property, plant and equipment.

Outlook

Certain factors that we believe may contribute to our 2020 results are described below:

●	Though the impact of COVID-19 on global demand for our products cannot be reasonably estimated at this time, we expect sales and earnings to decline in 2020 as a result of the pandemic.
●	We anticipate partially offsetting this negative impact with significant temporary cost savings.
●	We anticipate incremental savings from restructuring actions, net of transition costs, of $50 million to $60 million.
●	We expect our full year effective tax rate to be in the mid-twenty percent range.
●	Based on recent foreign currency exchange rates, we expect foreign currency translation to reduce our operating income by approximately $28 million.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER

Income Before Taxes

	Three Months Ended
(In millions, except percentages)	March 28, 2020	March 30, 2019
Net sales	$1,723.0	$1,740.1
Cost of products sold	1,237.9	1,274.7
Gross profit	485.1	465.4
Marketing, general and administrative expense	281.0	276.3
Other expense, net	4.9	7.5
Interest expense	18.8	19.5
Other non-operating expense, net	(.5)	446.5
Income (loss) before taxes	$180.9	$(284.4)

Gross profit margin	28.2%	26.7%

Gross Profit Margin

Gross profit margin for the first quarter of 2020 increased compared to the same period last year primarily reflecting the net benefit of pricing and raw material input costs and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, partially offset by unfavorable product mix and higher employee-related costs.

Avery Dennison Corporation

Marketing, General and Administrative Expense

Marketing, general and administrative expense increased in the first quarter of 2020 compared to the same period last year primarily due to increased allowances for credit losses, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower employee-related costs.

Other Expense , Net

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$2.4	$10.4
Lease cancellation costs	—	.3
Other items:
Transaction and related costs	2.5	—
Gain on sales of assets	—	(3.2)
Other expense, net	$4.9	$7.5

Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.

Interest Expense

Interest expense decreased slightly in the first quarter of 2020 compared to the same period last year reflecting lower borrowing rates on our outstanding indebtedness.

Other Non-Operating Expense, Net

Other non-operating expense decreased in the first quarter of 2020 compared to the same period last year primarily due to the prior year impact of the ADPP termination.

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	March 28, 2020	March 30, 2019
Income (loss) before taxes	$180.9	$(284.4)
Provision for (benefit from) income taxes	46.3	(138.4)
Equity method investment losses	(.4)	(.9)
Net income (loss)	$134.2	$(146.9)
Per share amounts:
Net income (loss) per common share	$1.61	$(1.74)
Net income (loss) per common share, assuming dilution	1.60	(1.74)

Effective tax rate	25.6%	48.7%

Provision for Income Taxes

Our effective tax rate for the three months ended March 28, 2020 was 25.6%, compared to 48.7% in the same period last year.  The decrease in tax rate was primarily due to the tax effects of the settlement charges associated with the termination of the ADPP in the three months ended March 30, 2019.  Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

We currently expect our effective tax rate for fiscal year 2020 to be in the mid-twenty percent range.  Our effective tax rate can vary from quarter to quarter due to the recognition of discrete events, such as changes in tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision adjustments, tax impacts related to stock-based payments, as well as recurring factors, such as changes in the mix of earnings in countries with differing statutory tax rates, and the execution of tax planning strategies.  Our effective tax rate may be negatively impacted if the duration or severity of COVID-19 is longer or more detrimental than currently estimated.

We continue to pursue planning opportunities in certain foreign jurisdictions primarily to react to the loss of concessionary tax rates.  We believe that we are on track to realize these opportunities.  We continue to evaluate certain key factors that may significantly influence the amount of benefit to be recognized in fiscal year 2020.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER

Operating income refers to income before taxes, interest and other non-operating expenses.

Label and Graphic Materials

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Net sales including intersegment sales	$1,203.2	$1,199.5
Less intersegment sales	(22.4)	(21.2)
Net sales	$1,180.8	$1,178.3
Operating income(1)	171.9	139.5

(1)Included charges associated with restructuring actions in both years, transaction and related costs in 2020, and gain on sales of assets in 2019	$1.9	$7.6

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
March 28, 2020
Reported sales change	—%
Foreign currency translation	2
Sales change ex. currency	2
Acquisitions	(1)
Organic sales change(1)	2%

(1)Total does not sum due to rounding

In the first quarter of 2020, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume/mix, which more than offset raw material-related price reductions. On an organic basis, net sales increased by mid-single digit rates in North America and low-single digits in emerging markets and were comparable to prior year in Western Europe.

Operating Income

Operating income increased in the first quarter of 2020 compared to the same period last year primarily due to benefits from higher volume and raw material deflation, net of pricing and unfavorable product mix, benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and lower restructuring charges. These benefits were partially offset by increased allowance for credit losses.

Avery Dennison Corporation

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Net sales including intersegment sales	$401.1	$402.5
Less intersegment sales	(6.5)	(4.2)
Net sales	$394.6	$398.3
Operating income(1)	31.5	51.4

(1)Included charges associated with restructuring actions in both years, transaction and related costs in 2020, and gain on sales of assets of 2019	$2.5	$(2.0)

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
March 28, 2020
Reported sales change	(1)%
Foreign currency translation	1
Sales change ex. currency	—
Acquisitions	(1)
Organic sales change	(1)%

In the first quarter of 2020, net sales decreased on an organic basis compared to the same period in the prior year due to a mid-to-high single digit decline in the base business due to manufacturing closures and lower demand in apparel, which more than offset a low double-digit increase in RFID solutions.

Operating Income

Operating income decreased in the first quarter of 2020 compared to the same period last year primarily due to higher long-term growth-related investments, an increased allowance for credit losses, and lower volume, partially offset by lower raw material costs and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Net sales including intersegment sales	$149.2	$166.1
Less intersegment sales	(1.6)	(2.6)
Net sales	$147.6	$163.5
Operating income(1)	14.9	13.6

(1)Included charges associated with restructuring in both years	$.5	$1.9

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
March 28, 2020
Reported sales change	(10)%
Foreign currency translation	2
Sales change ex. currency	(8)
Acquisitions	—
Organic sales change	(8)%

Avery Dennison Corporation

In the first quarter of 2020, net sales decreased on an organic basis compared to the same period in the prior year due to a mid-single digit decrease in industrial categories and a low-single digit decrease in healthcare categories.

Operating Income

Operating income increased in the first quarter of 2020 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower restructuring charges, partially offset by lower volume.

FINANCIAL CONDITION

Liquidity

Operating Activities

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Net income (loss)	$134.2	$(146.9)
Depreciation	36.8	34.9
Amortization	10.7	9.6
Provision for credit losses and sales returns	31.2	14.8
Stock-based compensation	6.3	7.6
Pension plan settlements and related charges	—	446.9
Deferred taxes and other non-cash taxes	6.4	(172.8)
Other non-cash expense and loss (income and gain), net	4.4	3.3
Changes in assets and liabilities and other adjustments	(225.6)	(162.0)
Net cash provided by operating activities	$4.4	$35.4

During the first three months of 2020, net cash provided by operating activities decreased compared to the same period last year primarily due to changes in operational working capital, partially offset by lower payroll and incentive compensation payments, lower pension plan contributions, and lower restructuring payments.

Investing Activities

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Purchases of property, plant and equipment	$(33.2)	$(41.8)
Purchases of software and other deferred charges	(6.2)	(5.5)
Proceeds from sales of property, plant and equipment	—	7.3
Proceeds from insurance and sales (purchases) of investments, net	(.3)	4.5
Payments for acquisition, net of cash acquired, and investments in businesses	(245.9)	(6.5)
Net cash used in investing activities	$(285.6)	$(42.0)

Purchases of Property, Plant and Equipment

During the first three months of 2020, we invested in equipment to support growth in North America, Asia and Europe and to improve manufacturing productivity.  During the first three months of 2019, we invested in equipment to support growth in Asia and North America and to improve manufacturing productivity.

Purchases of Software and Other Deferred Charges

During the first three months of 2020 and 2019, we invested in information technology upgrades worldwide. During the first three months of 2019, we also invested in enterprise resource planning system implementations in North America.

Proceeds from Sales of Property, Plant and Equipment

During the first three months of 2019, the majority of the proceeds from sales of property, plant and equipment was related to the sale of three properties in North America, Asia and Europe.

Avery Dennison Corporation

Proceeds from Insurance and Sales (Purchases) of Investments, Net

During the first three months of 2020, we had lower proceeds from insurance associated with our corporate-owned life insurance policies and higher net purchases of investments compared to the same period last year.

Payments for Acquisition, Net of Cash Acquired, and Investments in Businesses

During the first three months of 2020, we paid consideration, net of cash acquired, of approximately $246 million to acquire Smartrac, which we funded through commercial paper borrowings at that time.  During the first three months of 2019, we paid $6.5 million for investments in unconsolidated businesses.

Financing Activities

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Net (decrease) increase in borrowings (maturities of three months or less)	$(106.0)	$155.4
Additional borrowings under revolving credit facility	500.0	—
Additional long-term borrowings	494.4	—
Repayments of long-term debt and finance leases	(1.1)	(1.8)
Dividends paid	(48.4)	(43.9)
Share repurchases	(45.2)	(88.7)
Net (tax withholding) proceeds related to stock-based compensation	(20.0)	(20.1)
Payments of contingent consideration	—	(1.6)
Net cash provided by (used in) financing activities	$773.7	$(.7)

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first three months of 2020 and 2019, our commercial paper borrowings were used to fund dividend payments, share repurchases, and capital expenditures, and for other general corporate purposes. During the first three months of 2020, commercial paper borrowings were also used to fund the Smartrac acquisition, which we paid down using the net proceeds of $494.4 million from the $500 million of senior notes we issued in March 2020. Subsequent to the end of the first quarter of 2020, we used the remaining proceeds from these notes to repay the $250 million aggregate principal amount of senior notes that matured on April 15, 2020.

In light of recent uncertainty regarding the availability of commercial paper, which we typically rely upon to fund day-to-day operational needs, and the relatively favorable terms under our recently-extended $800 million revolving credit facility (the "Revolver"), in March 2020, we borrowed $500 million from the Revolver with a six-month duration.

Refer to Note 4, “Debt” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividends Paid

We paid dividends of $.58 per share in the first three months of 2020 compared to $.52 per share in the same period last year. In April 2019, we increased our quarterly dividend to $.58 per share, representing an increase of approximately 12% from our previous dividend rate of $.52 per share.

Share Repurchases

During the first three months of 2020 and 2019, we repurchased approximately .4 million and .9 million shares of our common stock, respectively.

Net (Tax Withholding) Proceeds Related to Stock-Based Compensation

During the first three months of 2020, tax withholding for stock-based compensation decreased compared to the same period in 2019 as a result of fewer equity awards vesting, partially offset by lower proceeds from fewer stock option exercises compared to the same period in 2019.

Avery Dennison Corporation

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the three months ended March 28, 2020, goodwill increased by approximately $97 million to $1.03 billion, which reflected the preliminary valuation of goodwill associated with the Smartrac acquisition, partially offset by the impact of foreign currency translation.

In the three months ended March 28, 2020, other intangibles resulting from business acquisitions, net, increased by approximately $71 million to $197.6 million, which reflected the preliminary valuation of other intangibles from the Smartrac acquisition, partially offset by current year amortization expense and the impact of foreign currency translation.

Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Shareholders’ Equity Accounts

As of March 28, 2020, the balance of our shareholders' equity was $1.17 billion. Refer to Note 10, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Impact of Foreign Currency Translation

Three Months Ended
(In millions)	March 28, 2020
Change in net sales	$(34)

International operations generated approximately 75% of our net sales during the three months ended March 28, 2020.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first three months of 2020 compared to the same period last year was primarily related to euro-denominated sales and sales in China and Brazil.

Effect of Foreign Currency Transactions

The impact on net income (loss) from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold.  In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate. Refer to Note 7, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.

Analysis of Selected Financial Ratios

We utilize the financial ratios discussed below to assess our financial condition and operating performance.  We believe this information assists our investors in understanding drivers of our cash flow other than net income (loss) and capital expenditures.

Avery Dennison Corporation

Operational Working Capital Ratio

Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the first quarter of 2020, was higher compared to the first quarter of 2019.

(In millions, except percentages)	March 28, 2020	March 30, 2019
(A) Working capital	$353.5	$283.2
Reconciling items:
Cash and cash equivalents	(742.0)	(225.7)
Other current assets	(225.8)	(211.0)
Short-term borrowings and current portion of long-term debt and finance leases	832.3	350.3
Accrued payroll and employee benefits and other current liabilities	697.0	656.5
(B) Operational working capital	$915.0	$853.3
(C) First-quarter net sales, annualized	$6,892.0	$6,960.4
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	13.3%	12.3%

Accounts Receivable Ratio

The average number of days sales outstanding was 65 days in the first three months of 2020 compared to 63 days in the first three months of 2019, calculated using the trade accounts receivable balance at quarter-end divided by the average daily sales for the quarter.  The increase in the average number of days sales outstanding primarily reflected delays in collections at the end of the quarter due to the impact of COVID-19 on many of our customers, partially offset by a higher allowance for credit losses.

Inventory Ratio

Average inventory turnover was 6.9 in the first three months of 2020 compared to 7.4 in the first three months of 2019, calculated using the annualized cost of sales (year-to-date cost of products sold, multiplied by four) divided by the inventory balance at quarter-end.  The decrease in average inventory turnover primarily reflected short-term manufacturing facility closures and planned inventory pre-build as a result of COVID-19.

Accounts Payable Ratio

The average number of days payable outstanding was 76 days in the first three months of 2020 compared to 74 days in the first three months of 2019, calculated using the accounts payable balance at quarter-end divided by the average daily cost of products sold for the quarter. The increase in the average number of days payable outstanding from the prior year primarily reflected timing of vendor payments and inventory pre-build.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents, and debt financing, including access to commercial paper supported by our Revolver. We use these resources to fund operational needs. At March 28, 2020, we had cash and cash equivalents of $742 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world. At March 28, 2020, the majority of our cash and cash equivalents was held in the U.S.

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

Avery Dennison Corporation

In February 2020, we amended and restated our $800 million Revolver, extending its maturity date to February 13, 2025. The maturity date may be extended for a one-year period under certain circumstances. The commitments under the Revolver may be increased by up to $400 million, subject to lender approvals and customary requirements. The Revolver is used as a back-up facility for our commercial paper program and can be used for other corporate purposes.  In light of recent uncertainty regarding the availability of commercial paper, which we typically rely upon to fund day-to-day operational needs, and the relatively favorable terms under the Revolver, in March 2020, we drew down $500 million from the Revolver with a six-month duration.  This balance remained  outstanding as of March 28, 2020.  No balance was outstanding under the Revolver as of December 28, 2019.

The Revolver contains a financial covenant that requires us to maintain a maximum leverage ratio (calculated as a ratio of consolidated debt to consolidated EBITDA as defined in the agreement) of not more than 3.50 to 1.00; provided that, in the event of an acquisition by us that exceeds $250 million, the maximum leverage ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition occurs and three consecutive fiscal quarters immediately following such fiscal quarter. As of March 28, 2020 and December 28, 2019, we were in compliance with our financial covenants under the Revolver.

In March 2020, we issued $500 million of senior notes, due April 2030. The senior notes bear an interest rate of 2.65% per year, payable semiannually in arrears. The net proceeds from the offering, after deducting underwriting discounts and offering expenses, were $494.4 million, which we used to repay existing indebtedness under our commercial paper program, used to fund our Smartrac acquisition and, subsequent to the end of the first quarter of 2020, the $250 million aggregate principal amount of senior notes that matured on April 15, 2020.

Capital from Debt

The carrying value of our total debt increased by approximately $881 million in the first three months of 2020 to $2.82 billion, primarily reflecting the borrowings under the Revolver and the issuance of senior notes in March 2020, partially offset by a net decrease in commercial paper borrowings.

Credit ratings are a significant factor in our ability to raise short- and long-term financing.  The credit ratings assigned to us also impact the interest rates paid and our access to commercial paper, credit facilities, and other borrowings.  A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets.  If our access to commercial paper markets were to become limited, as it did in the first quarter of 2020 as a result of COVID-19, we expect that the Revolver and our other credit facilities would be available to meet our short-term funding requirements.  When determining a credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.  We remain committed to maintaining an investment grade rating.

Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters

Refer to Note 12, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements. Except as indicated therein, we have no material off-balance sheet arrangements as described in Item 303 (a)(4) of Regulation S-K.

RECENT ACCOUNTING REQUIREMENTS

Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 that have not been disclosed in our periodic filings with the SEC.

Avery Dennison Corporation

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2020, where appropriate, we added, modified or enhanced controls as a result of COVID-19.

In addition, we upgraded our enterprise resource planning system in our Retail Branding and Information Solutions reportable segment. Processes affected by this implementation included, among other things, financial reporting, order management, manufacturing, supply chain and shipping. Where appropriate, we have made changes to related internal controls over our financial reporting.

There have been no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Avery Dennison Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Note 12, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 for this information.

ITEM 1A. RISK FACTORS

The risk factors described in this section modify some of the risk factors described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020 and the documents incorporated therein by reference and could materially adversely affect our business, including our results of operations, cash flows and financial condition, and cause the value of our securities to decline. These risks and uncertainties have been, and will continue to be, impacted by the coronavirus/COVID-19 pandemic (collectively referred to herein as “COVID-19”) and any worsening of the global business and economic environment as a result. This list of risks is not exhaustive. Our ability to attain our goals and objectives is dependent on numerous factors and risks, including, but not limited to, the most significant ones described in our Annual Report on Form 10-K, as further modified by this section.

The demand for our products is impacted by the effects of, and changes in, worldwide economic, social, political and market conditions, which could have a material adverse effect on our business.

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

Macroeconomic developments such as impacts from COVID-19, slower growth in the geographic regions in which we operate, the restructuring of European sovereign and other debt obligations, the impact of the United Kingdom's ("UK's") exit from the European Union on January 31, 2020 (commonly known as "Brexit"), and uncertainty in the global credit or financial markets leading to a loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates. Fluctuations in currencies, such as those associated with the euro, Chinese Yuan (renminbi), and Brazilian real in 2019, can result in a variety of negative effects, including lower revenues, increased costs, lower gross margin percentages, increased allowances for credit losses and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles.

We continue to face uncertainty with respect to trade relations between the U.S. and many of its trading partners. Over the past few years, the U.S. government has imposed additional tariffs on products imported into the U.S. This has resulted in reciprocal tariffs on goods imported from the U.S. into China, the European Union, Mexico, Canada, and certain other countries. The impacts on our operations to date have been insignificant although there was some volatility in the timing of purchases by the retailers served by our Retail Branding and Information Solutions (“RBIS”) reportable segment in light of trade-related uncertainty during 2019. There remains a significant risk that additional tariffs or other restrictions could be imposed on products imported from these or other countries, or that relations with these countries could more broadly deteriorate. These countries may continue to retaliate by imposing similar tariffs or restrictions on products imported from the U.S. Any of these actions or further developments in international trade relations could have a material adverse effect on our business.

In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest - such as civil, political and economic disturbances in places such as Russia, Ukraine, Syria, Iraq, Iran, Turkey, North Korea, Hong Kong, and Chile and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world - could contribute to a climate of economic and political uncertainty that in turn could have material adverse effects on our business. We are not able to predict the duration and severity of adverse economic, social, political or market conditions in the U.S. or other countries.

Avery Dennison Corporation

COVID-19 has had an adverse effect on portions of our business and we could experience further negative consequences and/or materially adverse effects.

In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China, which has and is continuing to spread throughout the world, including the United States.  On January 30, 2020, the World Health Organization declared this outbreak a “Public Health Emergency of International Concern,” and, on March 11, 2020, the World Health Organization characterized COVID-19 as a “pandemic.” The governments of many countries, the vast majority of U.S. states and many cities and other jurisdictions have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible as the world continues to confront COVID-19.  As visibility in our global markets decreases and demand uncertainty intensifies, we are not able to predict or reasonably estimate the ultimate impact of COVID-19 on our business.  However, if the current economic conditions worsen or last for an extended period of time, we could be forced to significantly scale back our business operations or growth plans, which could have a material adverse effect on our business.

Overall, COVID-19 did not materially adversely affect our consolidated financial results in the first fiscal quarter ended March 28, 2020.  However, we expect that COVID-19 will have a negative impact on our second quarter and fiscal year 2020. In the short-term, demand in our Label and Graphic Materials (“LGM”) reportable segment has increased, driven by significant order strength for our label materials sold for use in the food, hygiene, pharmaceutical, and variable information market segments. Some of the increase in demand is likely due to consumers being required or encouraged by governmental authorities to stay at home, schools being closed, and employers requiring employees to work remotely and/or implementing furloughs and layoffs. This increased demand may not continue and/or demand may decrease depending on the duration and severity of the pandemic, the length of time it takes for normal economic and operating conditions to resume, the extent to which excess inventory built during the early stages of the pandemic leads to destocking by consumers and/or the supply chain, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. These events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business.

We expect our RBIS reportable segment to be the most negatively impacted by COVID-19, most significantly in the second quarter, as a result of widespread retail store and apparel manufacturing closures. Likewise, we expect reduced demand in our graphics products and Industrial and Healthcare Materials (“IHM”) reportable segment’s industrial categories, driven largely by automotive end market weakness.

The ability of our employees to work may be significantly impacted by COVID-19.

Our employees have been affected by COVID-19. Our office and management personnel have generally been working from home, and some of our employees engaged in manufacturing, production and distribution facilities have been restricted by governmental orders from coming to work. We have experienced, and expect to experience in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate. The safety, health and well-being of our workforce are top priorities and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus. COVID-19 could also disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. Further, our management team is focused on mitigating the adverse economic effects of COVID-19, which has required and will continue to require a large investment of time and resources across our entire company, thereby diverting attention from other priorities that existed prior to the pandemic. If these conditions worsen, or last for an extended period of time, our management team’s ability to manage our business may be impaired, and operational, cybersecurity and other risks facing us prior to the pandemic may be elevated.

We cannot predict the impact of COVID-19 on our customers, suppliers, vendors, and other business partners.

COVID-19 is affecting our customers, suppliers, vendors, and other business partners, but we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result. Delays in production or delivery of components or raw materials in our global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit our ability to obtain supply of components and finished goods. While disruptions to our supply chain during the first fiscal quarter ended March 28, 2020 were not significant, if current conditions worsen or last for an extended period of time, our supply chains could be materially adversely affected.  If our sales channels are substantially impaired for an extended period of time, our business could be materially adversely affected.

Avery Dennison Corporation

Our growth strategy includes increased concentration in emerging markets, including China, which could create greater exposure to unstable political conditions, civil unrest, economic volatility, contagious disease and other risks applicable to international operations.

A significant amount of our sales is derived from emerging markets, including countries in Asia, Latin America and Eastern Europe. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results can fluctuate significantly based on economic conditions in these regions. For example, while China and other emerging markets continued to contribute positively to our results in 2019, we believe that local economic conditions negatively impacted our results in China for the year, most notably in our IHM reportable segment with the decline in automotive production. Our business operations may be adversely affected by the current and future political environment in China, including as a result of its response to tariffs instituted by the U.S. government on goods imported from China and any trade agreements entered into between the U.S. and China. Our ability to operate in China or other emerging markets may be adversely affected by changes in the laws and regulations of these jurisdictions or the interpretation thereof, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, foreign currency conversion, the regulation of private enterprises and other matters.

In early 2020, in response to the initial outbreak of the novel coronavirus in China, many of our manufacturing and other operations in China experienced limited production and/or closure; as the outbreak spread beyond this region, our facilities in other countries were similarly impacted. The majority of our manufacturing and other facilities is currently open, but, many of our employees are still unable to travel within and outside their countries. This outbreak of contagious disease, as well as any other adverse public health developments - particularly in Asia where approximately 60% of our employees are located and a significant portion of our sales are generated - could have a material adverse effect on our business as our sales to customers in China (including Hong Kong) were approximately 20% of our net sales in 2019.

There could be further restrictions on our ability to travel or disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results. Although the outbreak originated in China, cases have been confirmed in many other countries as well. The extent to which the pandemic will impact our results is dependent on future developments, which are uncertain and unpredictable. This widespread health crisis has adversely affected the economies and financial markets in impacted countries, and further escalation of the current health crisis could potentially lead to a more significant economic downturn that could adversely affect demand for our products and negatively impact our business. We expect that COVID-19 will adversely impact results for our second quarter and full year 2020; while we will take measures to try to mitigate this impact, there can be no assurance that these actions will be able to partially or fully offset the impact.

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

To grow existing businesses and expand into new areas, we have made acquisitions and are likely to continue doing so. In recent years, we completed the acquisition of the European business of Mactac, a leading manufacturer of high-quality pressure-sensitive materials serving several graphics, specialty labels and industrial tapes segments, for $220 million. We also completed the following acquisitions for an aggregate of approximately $340 million: Yongle Tape Ltd., a China-based manufacturer of specialty tapes and related products used in a variety of industrial markets; Finesse Medical Ltd., an Ireland-based manufacturer of healthcare products used in the management of wound care and skin conditions; and the net assets of Hanita Coatings Rural Cooperative Association Limited, an Israel-based pressure-sensitive manufacturer of specialty films and laminates, and stock of certain of its subsidiaries. Although we did not make any acquisitions in 2019, in February 2020, we completed our acquisition of Smartrac's Transponder (RFID Inlay) Division for approximately $253 million, subject to customary adjustments. In addition, we continued to evaluate potential targets and ensure we have a robust pipeline of acquisition opportunities.

Avery Dennison Corporation

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

The environment for raw materials used in our businesses could become challenging and volatile, impacting availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor and energy have occurred in the past, and could recur. In 2018, we implemented targeted price increases in our LGM reportable segment in all regions to address raw material inflation that moderated in 2019. Our performance depends in part on our ability to offset cost increases for raw materials by raising our selling prices and re-engineering our products.

Also, it is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. We may experience supply chain interruptions due to natural and other disasters or other events, like COVID-19, or our existing relationships with suppliers could be terminated in the future. Any such disruption to our supply chain could have a material adverse effect on our sales and profitability, and any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business.

Changes in our business strategies may increase our costs and could affect the profitability of our businesses.

As our business environment changes, including as a result of COVID-19, we may need to adjust our business strategies or restructure our operations or particular businesses. We undertook a multi-year transformation of our RBIS reportable segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. In addition, we have initiated restructuring and investment actions across our businesses designed to increase profitability, such as the restructuring of the European footprint of our LGM reportable segment, which began in 2018 and continued in 2019, and actions taken in our IHM reportable segment in 2019 to improve speed, reduce complexity and lower costs. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or could prove unprofitable. We cannot provide assurance that we will achieve the intended results of any of our business strategies, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.

Our profitability may be materially adversely affected if we generate less productivity improvement than projected.

We engage in restructuring actions intended to reduce our costs and increase efficiencies across our business segments.  For example, we undertook a multi-year transformation of our RBIS reportable segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. We intend to continue efforts to reduce costs in all our businesses, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation.  The restructuring of the European footprint of our LGM reportable segment business, which began in 2018 and continued in 2019, and actions taken in our IHM reportable segment to improve speed, reduce complexity and lower costs are examples of these activities. The success of these efforts is not assured and targeted savings may not be realized.  In addition, cost reduction actions could expose us to production risk, loss of sales and employee turnover.

Avery Dennison Corporation

In addition, we are executing significant temporary cost saving actions to manage the economic downturn that has resulted from COVID-19.  These include deferrals of planned compensation increases, hiring freezes, overtime and temporary labor reductions, shift reductions and furloughs, temporary production shutdowns, and travel and other discretionary spending reductions. We anticipate that these actions will partially offset the negative impact on our business resulting from COVID-19.

Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.

Although we have processes to administer credit granted to customers and believe our allowance for credit losses is adequate, we have experienced - including a greater than 70% increase in our allowance for credit losses from $27.1 million to $46.3 million in the first quarter of 2020 as a result of COVID-19 - and in the future may experience, losses as a result of our inability to collect some of our accounts receivable. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments were to occur, our inability to collect on our accounts receivable from major customers could substantially reduce our cash flows and income and have a material adverse effect on our business.

Our stock price may be volatile, which, among other things, could cause our tax rate to vary significantly.

Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which increased significantly in 2019 after having experienced a decline in 2018, and may experience substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general, as seen in our first fiscal quarter ended March 28, 2020 (with a stock price low of $76.96 and high of $141.09) due to the impact of COVID-19. Other factors, including our financial performance on an absolute basis and relative to our peers and competitors, as well as market expectations of our performance, the level of perceived growth of our industries, and other company-specific factors, can also materially adversely affect our stock price. There can be no assurance that our stock price will not be volatile in the future.

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

In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, in addition to the amount of shares that were available for repurchase under a previous authorization. As of December 28, 2019, shares of our common stock in the aggregate amount of $644.7 million remained authorized for repurchase under our outstanding Board authorization. During the first quarter of 2020, we temporarily paused our share repurchase activity in response to COVID-19 after buying approximately $45 million of our stock in the quarter. Share repurchases under our repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our share repurchase authorizations do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period. The timing and amount of repurchases, if any, are subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.

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

Avery Dennison Corporation

In addition, any future repurchases of our common stock or payment of dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and increase its volatility. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of our common stock or payment of dividends could impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce our program's effectiveness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the first quarter of 2020 are shown in the table below.  Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

			Total number of shares	Approximate dollar
	Total number	Average	purchased as part of	value of shares that may
	of shares	price paid	publicly announced	yet be purchased under
Period(1)	purchased(2)	per share	plans(2)(3)	the plans(4)
December 29, 2019 - January 25, 2020	40.0	$130.70	40.0	$639.5
January 26, 2020 - February 22, 2020	62.1	135.71	62.1	631.1
February 23, 2020 - March 28, 2020	275.2	114.59	275.2	599.5
Total	377.3	$119.77	377.3	$599.5

(1)The periods shown are our fiscal periods during the thirteen-week quarter ended March 28, 2020.

(2)Shares in thousands.

(3)In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases.  This Board authorization will remain in effect until shares in the amount authorized thereunder have been repurchased.

(4)Dollars in millions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

Avery Dennison Corporation

ITEM 6. EXHIBITS

Exhibit 3.1(i)

Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State (incorporated by reference to Exhibit 3.1 on Current Report on Form 8-K, filed April 29, 2011)

Exhibit 3.1(ii)	Amended and Restated Bylaws, effective as of December 7, 2017 (incorporated by reference to Exhibit 3.1(ii) on Current Report on Form 8-K, filed December 8, 2017)
Exhibit 4.1

Sixth Supplemental Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 11, 2020 (incorporated by reference to Exhibit 4.2 on Current Report on Form 8-K, filed on March 11, 2020)

Exhibit 4.2	Form of 2.650% Senior Notes Due 2030 (included in Exhibit 4.1)
Exhibit 10.1*†	Amended and Restated Annual Incentive Plan
Exhibit 10.2*†	Amended and Restated Long-Term Incentive Unit Plan
Exhibit 10.3*†	Amended and Restated Executive Severance Plan
Exhibit 10.4*†	Amended and Restated Key Executive Change of Control Plan Severance Plan
Exhibit 10.5

Fifth Amended and Restated Credit Agreement, dated as of February 13, 2020, by and among the Registrant, Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K, filed on February 14, 2020)

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	Inline XBRL Instance Document ‒ the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	Inline XBRL Extension Schema Document
Exhibit 101.CAL***	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	Inline XBRL Extension Definition Linkbase Document
Exhibit 104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 inline XBRL document set
*	Filed herewith.
**	Furnished herewith.
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
(Registrant)

/s/ Gregory S. Lovins
Gregory S. Lovins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Lori J. Bondar
Lori J. Bondar
Vice President, Controller, Treasurer, and Chief Accounting Officer
(Principal Accounting Officer)

May 1, 2020