Form 10-Q
period 2020-06-27
Avery Dennison Corp
filed 2020-07-28
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020.

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

Number of shares of $1 par value common stock outstanding as of July 25, 2020: 83,462,155

AVERY DENNISON CORPORATION

FISCAL SECOND QUARTER 2020 QUARTERLY REPORT ON FORM 10-Q

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

The more significant risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, and subsequent quarterly reports on Form 10-Q.  These risks and uncertainties include, but are not limited to the following: the coronavirus/COVID-19 pandemic; fluctuations in demand affecting sales to customers; worldwide and local economic and market conditions; changes in political conditions; fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets; changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences; fluctuations in the cost and availability of raw materials and energy; changes in governmental laws and regulations; the impact of competitive products and pricing; the financial condition and inventory strategies of customers; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; loss of significant contracts or customers; collection of receivables from customers; selling prices; business mix shift; execution and integration of acquisitions; product and service quality; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; amounts of future dividends and share repurchases; customer and supplier concentrations or consolidations; fluctuations in interest and tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; successful implementation of new manufacturing technologies and installation of manufacturing equipment; disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; data security breaches; volatility of financial markets; impairment of capitalized assets, including goodwill and other intangibles; credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; the realization of deferred tax assets; fluctuations in interest rates; compliance with our debt covenants; fluctuations in pension, insurance, and employee benefit costs; goodwill impairment; the impact of legal and regulatory proceedings, including with respect to environmental, health and safety, anti-corruption and trade compliance; protection and infringement of intellectual property; the impact of epidemiological events on the economy and our customers and suppliers; acts of war, terrorism, and natural disasters; and other factors.

Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	June 27, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$262.6	$253.7
Trade accounts receivable, less allowances of $46.4 and $27.1 at June 27, 2020 and December 28, 2019, respectively	1,114.6	1,212.2
Inventories, net	726.6	663.0
Other current assets	220.8	211.7
Total current assets	2,324.6	2,340.6
Property, plant and equipment, net	1,228.8	1,210.7
Goodwill	1,039.8	930.8
Other intangibles resulting from business acquisitions, net	195.5	126.5
Deferred tax assets	211.1	225.4
Other assets	651.9	654.8
	$5,651.7	$5,488.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$268.6	$440.2
Accounts payable	956.5	1,066.1
Accrued payroll and employee benefits	175.3	220.4
Other current liabilities	509.1	527.1
Total current liabilities	1,909.5	2,253.8
Long-term debt and finance leases	1,997.6	1,499.3
Long-term retirement benefits and other liabilities	417.4	421.4
Deferred tax liabilities and income taxes payable	113.3	110.3
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $1 par value per share, authorized - 400,000,000 shares at June 27, 2020 and December 28, 2019; issued - 124,126,624 shares at June 27, 2020 and December 28, 2019; outstanding - 83,448,042 shares and 83,366,840 shares at June 27, 2020 and December 28, 2019, respectively	124.1	124.1
Capital in excess of par value	840.0	874.0
Retained earnings	3,100.2	2,979.1
Treasury stock at cost, 40,678,582 shares and 40,759,784 shares at June 27, 2020 and December 28, 2019, respectively	(2,447.2)	(2,425.1)
Accumulated other comprehensive loss	(403.2)	(348.1)
Total shareholders’ equity	1,213.9	1,204.0
	$5,651.7	$5,488.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$1,528.5	$1,795.7	$3,251.5	$3,535.8
Cost of products sold	1,145.6	1,313.4	2,383.5	2,588.1
Gross profit	382.9	482.3	868.0	947.7
Marketing, general and administrative expense	219.4	265.7	500.4	542.0
Other expense, net	40.0	7.5	44.9	15.0
Interest expense	20.0	19.5	38.8	39.0
Other non-operating expense, net	.2	.9	(.3)	447.4
Income (loss) before taxes	103.3	188.7	284.2	(95.7)
Provision for (benefit from) income taxes	22.2	44.9	68.5	(93.5)
Equity method investment losses	(1.4)	(.4)	(1.8)	(1.3)
Net income (loss)	$79.7	$143.4	$213.9	$(3.5)

Per share amounts:
Net income (loss) per common share	$.96	$1.70	$2.56	$(.04)
Net income (loss) per common share, assuming dilution	$.95	$1.69	$2.55	$(.04)

Weighted average number of shares outstanding:
Common shares	83.4	84.3	83.4	84.3
Common shares, assuming dilution	83.8	85.1	83.9	84.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$79.7	$143.4	$213.9	$(3.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation	13.6	(10.5)	(55.0)	11.6
Pension and other postretirement benefits	.7	.2	1.3	300.9
Cash flow hedges	(5.5)	(.1)	(1.4)	(.3)
Other comprehensive income (loss), net of tax	8.8	(10.4)	(55.1)	312.2
Total comprehensive income, net of tax	$88.5	$133.0	$158.8	$308.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Operating Activities
Net income (loss)	$213.9	$(3.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	74.6	70.4
Amortization	23.2	19.0
Provision for credit losses and sales returns	38.8	26.8
Stock-based compensation	1.4	16.5
Pension plan settlements and related charges	—	446.9
Deferred taxes and other non-cash taxes	16.4	(166.6)
Other non-cash expense and loss (income and gain), net	16.7	10.3
Changes in assets and liabilities and other adjustments	(201.0)	(181.0)
Net cash provided by operating activities	184.0	238.8

Investing Activities
Purchases of property, plant and equipment	(63.9)	(79.8)
Purchases of software and other deferred charges	(11.0)	(13.0)
Proceeds from sales of property, plant and equipment	.1	7.4
Proceeds from insurance and sales (purchases) of investments, net	(.4)	4.3
Payments for acquisition, net of cash acquired, and investments in businesses	(252.8)	(6.5)
Net cash used in investing activities	(328.0)	(87.6)

Financing Activities
Net increase in borrowings (maturities of three months or less)	92.5	112.9
Additional borrowings under revolving credit facility	500.0	—
Repayments of revolving credit facility	(500.0)	—
Additional long-term borrowings	493.7	—
Repayments of long-term debt and finance leases	(267.6)	(16.5)
Dividends paid	(96.8)	(92.7)
Share repurchases	(45.2)	(116.6)
Net (tax withholding) proceeds related to stock-based compensation	(20.5)	(20.4)
Payments of contingent consideration	—	(1.6)
Net cash provided by (used in) financing activities	156.1	(134.9)

Effect of foreign currency translation on cash balances	(3.2)	(1.0)
Increase in cash and cash equivalents	8.9	15.3
Cash and cash equivalents, beginning of year	253.7	232.0
Cash and cash equivalents, end of period	$262.6	$247.3

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

We expect the effects of the coronavirus/COVID-19 pandemic (collectively referred to herein as "COVID-19") to adversely impact our financial position, results of operations, and cash flows in fiscal year 2020. The unaudited Condensed Consolidated Financial Statements presented herein reflect our current estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods presented.

Fiscal Periods

The three and six months ended June 27, 2020 and June 29, 2019 consisted of thirteen-week and twenty-six week periods, respectively.

Accounting Guidance Updates

Credit Losses

In the first quarter of 2020, using the modified retrospective approach, we adopted amended accounting guidance that requires credit losses on financial instruments, including trade receivables, to be measured based on the expected credit loss model instead of the incurred loss model.  The expected credit loss model requires us to consider forward-looking information to estimate our allowance for credit losses. Our adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Note 2. Acquisitions

On February 28, 2020, we completed the acquisition of Smartrac’s Transponder (RFID Inlay) division ("Smartrac"), a manufacturer of radio-frequency identification (“RFID”) products, for consideration, subject to customary adjustments, of approximately $255 million (€232 million), $4.9 million of which was payable as of June 27, 2020. We believe this acquisition enhances our research and development capabilities, expands product lines, and provides added manufacturing capacity. Consistent with the time allowed to complete our assessment, the valuation of certain acquired assets and liabilities, including intangible assets, environmental liabilities and income taxes, is preliminary. This acquisition was not material to our unaudited Condensed Consolidated Financial Statements.

Note 3.  Goodwill and Other Intangibles Resulting from Business Acquisitions

Changes in the net carrying amount of goodwill for the six months ended June 27, 2020 by reportable segment are shown below.

	Label and	Retail Branding	Industrial and
	Graphic	and Information	Healthcare
(In millions)	Materials	Solutions	Materials	Total
Goodwill as of December 28, 2019	$407.8	$349.3	$173.7	$930.8
Acquisition(1)	—	110.5	—	110.5
Translation adjustments	(1.7)	.7	(.5)	(1.5)
Goodwill as of June 27, 2020	$406.1	$460.5	$173.2	$1,039.8

(1)Goodwill acquired related to the acquisition of Smartrac, which is based on a preliminary allocation to the Retail Branding and Information Solutions reportable segment. In the first quarter of 2020, a portion of the goodwill related to the acquisition of Smartrac was reported under Label and Graphic Materials, reflecting sales through that segment's channels. To better align the reporting with our current organization structure, the goodwill associated with the acquisition was reclassified and is now included solely under Retail Branding and Information Solutions. The amount of goodwill recognized is not expected to be deductible for income tax purposes.

Avery Dennison Corporation

The duration and severity of COVID-19 could result in future impairment charges to our reportable segments’ goodwill balances. While we have concluded that a triggering event did not occur during the six months ended June 27, 2020, a prolonged pandemic could significantly impact our results of operations and result in changes to assumptions utilized in the determination of the estimated fair values of goodwill that could trigger an impairment.

Finite-Lived Intangible Assets

In connection with the Smartrac acquisition, we acquired approximately $78 million of identifiable intangible assets, which consisted of customer relationships, trade names and trademarks, and patents and other acquired technology. We utilized the income approach to estimate the fair values of the identifiable intangibles associated with the acquisition, primarily using Level 3 inputs. The discount rate we used to value these assets was 13.5%.

The table below summarizes the amounts and useful lives of these intangible assets as of the acquisition date.

		Amortization
	Amount	period
	(in millions)	(in years)
Patents and other acquired technology	$60.0	11
Customer relationships	16.0	6
Trade names and trademarks	2.0	5

Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Note 4.  Debt

In March 2020, we issued $500 million of senior notes, due April 2030. The senior notes bear an interest rate of 2.65% per year, payable semiannually in arrears. Our net proceeds from the offering, after deducting underwriting discounts and offering expenses, were $493.7 million, which we used to repay both existing indebtedness under our commercial paper program used to fund our Smartrac acquisition and the $250 million aggregate principal amount of senior notes that matured in April 2020.

In the second quarter of 2020, we also repaid $15 million of medium-term notes that matured in June 2020.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations.  The fair value of our total debt was $2.43 billion at June 27, 2020 and $2.05 billion at December 28, 2019. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

In February 2020, we amended and restated our $800 million revolving credit facility (the “Revolver”), eliminating one of the financial covenant requirements and extending the maturity date to February 13, 2025. The maturity date may be extended for a one-year period under certain circumstances. The commitments under the Revolver may be increased by up to $400 million, subject to lender approvals and customary requirements. No balance was outstanding under the Revolver as of June 27, 2020 or December 28, 2019. As of both June 27, 2020 and December 28, 2019, we were in compliance with our financial covenants under the Revolver.

Avery Dennison Corporation

Note 5.  Pension and Other Postretirement Benefits

Defined Benefit Plans

We sponsor a number of defined benefit plans, the accrual of benefits under some of which has been frozen, covering eligible employees in the U.S. and certain other countries.  Benefits payable to an employee are based primarily on years of service and the employee’s compensation during his or her employment with us.  For the three months and six months ended June 27, 2020, the net periodic benefit cost related to our U.S. and international plans was not material. For the three months and six months ended June 29, 2019, the combined net periodic benefit cost related to our U.S. and international plans was $2 million and $3.2 million and $449.7 million and $6.5 million, respectively.  Included in the net periodic benefit cost for our U.S. plans for the three months ended June 29, 2019 was a loss on settlement of $446.9 million related to the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan. This loss was partially offset by related tax benefits of approximately $179 million.  Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

In connection with the ADPP termination in 2019, we settled approximately $753 million of the plan's liabilities by entering into an agreement to purchase annuities primarily from American General Life Insurance Company and through a combination of annuities and direct funding to the Pension Benefit Guaranty Corporation for a small portion of former employees and their beneficiaries.

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

Note 6.  Cost Reduction Actions

2019/2020 Actions

During the six months ended June 27, 2020, we recorded $41.9 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 1,750 positions from numerous locations across our company, which primarily included actions in our LGM and RBIS reportable segments. The actions in LGM were primarily associated with the consolidation of our graphics business in Europe, partially in response to COVID-19. The actions in RBIS were primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to COVID-19.

2018/2019 Actions

During the six months ended June 27, 2020, we recorded $.2 million in net restructuring reversals related to our 2018/2019 actions.

During the six months ended June 27, 2020, restructuring charges and payments were as follows:

		Charges,			Foreign
	Accrual at	Net of	Cash	Non-cash	Currency	Accrual at
(In millions)	December 28, 2019	Reversals	Payments	Impairment	Translation	June 27, 2020
2019/2020 Actions
Severance and related costs	$21.9	$40.2	$(17.8)	$—	$.5	$44.8
Asset impairment	—	1.7	—	(1.7)	—	—

2018/2019 Actions
Severance and related costs	6.5	(.2)	(6.2)	—	.1	.2
Lease cancellation costs	.3	—	—	—	—	.3
Total	$28.7	$41.7	$(24.0)	$(1.7)	$.6	$45.3

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

Avery Dennison Corporation

The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment.

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Restructuring charges, net of reversals, by reportable segment
Label and Graphic Materials	$25.8	$4.4	$26.2	$12.7
Retail Branding and Information Solutions	12.2	1.7	13.7	2.2
Industrial and Healthcare Materials	1.5	1.4	2.0	3.3
Corporate	(.2)	—	(.2)	—
Total	$39.3	$7.5	$41.7	$18.2

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

Following our Smartrac acquisition and our issuance of the March 2020 senior notes, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have an effect of converting fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars.  These contracts have been designated as cash flow hedges.  The fair value of these contracts as of June 27, 2020 was $(3) million and was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 11, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.

Note 8.  Taxes Based on Income

The following table summarizes our income (loss) before taxes, provision for (benefit from) income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Income (loss) before taxes	$103.3	$188.7	$284.2	$(95.7)
Provision for (benefit from) income taxes	22.2	44.9	68.5	(93.5)
Effective tax rate	21.5%	23.8%	24.1%	97.7%

Our provision for income taxes for the three and six months ended June 27, 2020 included $3.3 million and $10.5 million, respectively, of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”).  Our provisions for income taxes for the three and six months ended June 27, 2020 also included $11.8 million of net discrete tax benefit primarily from decreases in certain tax reserves, including associated interest and penalties, as a result of closing tax years and effective settlements of certain foreign tax audits. Additionally, our provision for income taxes for the six months ended June 27, 2020 primarily reflected $2.8 million of tax benefit related to excess tax benefits associated with stock-based payments.

Our provisions for income taxes for the three and six months ended June 27, 2020 were not materially affected by COVID-19.  Moreover, our ability to generate sufficient taxable income was not adversely affected in certain jurisdictions where a significant portion of our net deferred tax assets is concentrated.  Our provisions for income taxes for the three and six months ended June 27, 2020 were not materially impacted by the stimulus packages and subsequent interpretations enacted in the U.S. and other countries to provide economic relief to businesses in response to COVID-19.

Avery Dennison Corporation

Our provision for (benefit from) income taxes for the three and six months ended June 29, 2019 included $4.9 million and $10.3 million, respectively, of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII.  Effective in 2019, we implemented certain structural changes to better align with our operational strategies, one benefit of which was to reduce our base erosion payments below the statutory minimum threshold.  As a result, our benefits from income taxes for the three and six months ended June 29, 2019 did not include tax charges related to Base Erosion Anti-Abuse Tax.  Our benefit from income taxes for the six months ended June 29, 2019 also primarily reflected the following discrete items: (i) $6.8 million of tax benefit related to excess tax benefits associated with stock-based payments; (ii) $11.5 million of tax benefit from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years; and (iii) approximately $179 million of tax benefit related to the effective settlement of the ADPP, $102 million of which was the related tax effect on the pretax charge of $446.9 million and $77 million of which was related to the release of stranded tax effects in “Accumulated other comprehensive income” through the income statement. The tax effects were stranded primarily as a result of the U.S. federal tax rate change under the U.S. Tax Cuts and Jobs Act. Refer to Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information on the termination of the ADPP.

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.  The final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our tax provision and the related liabilities.  To date, we and our U.S. subsidiaries have completed the IRS’ Compliance Assurance Process Program through 2017.  With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.

During the second quarter of 2020, we became aware of a foreign withholding tax regime that could be interpreted to subject us to withholding tax compliance requirements on certain cross-border intellectual property transactions for years remaining open under the applicable statutes of limitations. We continue to evaluate whether this foreign withholding tax regime would apply to us based on its recent interpretation and relevant tax treaties and considering our facts and circumstances. We currently do not expect that our exposure, if any, will have a material impact on our financial position, results of operations or cash flows.

On July 20, 2020, the U.S. Department of Treasury released final regulations that provide certain U.S. taxpayers with an annual election to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The final regulations apply beginning with our 2021 tax year with an option to retroactively apply them to our 2018 through 2020 tax years. Due to the timing of the release and the complexities involved in evaluating the available options, we cannot reasonably estimate the impact of the final regulations at this time.

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $10 million, primarily as a result of audit settlements and closing tax years.

Note 9.  Net Income (Loss) Per Common Share

Net income (loss) per common share was computed as follows:

		Three Months Ended		Six Months Ended
(In millions, except per share amounts)		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(A)	Net income (loss) available to common shareholders	$79.7	$143.4	$213.9	$(3.5)
(B)	Weighted average number of common shares outstanding	83.4	84.3	83.4	84.3
	Dilutive shares (additional common shares issuable under stock-based awards)	.4	.8	.5	—
(C)	Weighted average number of common shares outstanding, assuming dilution	83.8	85.1	83.9	84.3
Net income (loss) per common share: (A) ÷ (B)		$.96	$1.70	$2.56	$(.04)
Net income (loss) per common share, assuming dilution: (A) ÷ (C)		$.95	$1.69	$2.55	$(.04)

Avery Dennison Corporation

Certain stock-based compensation awards were not included in the computation of net income (loss) per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three and six months ended June 27, 2020 or June 29, 2019.

For the six months ended June 29, 2019, the effect of dilutive shares (additional common shares issuable under stock-based awards) was not included in the computation of net loss per common share, assuming dilution, because we had a net loss. We excluded 1.0 million shares related to stock-based compensation awards from the computation for the six months ended June 29, 2019.

Note 10. Supplemental Equity and Comprehensive Income Information

Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$852.5	$851.5	$874.0	$872.0
Issuance of shares under stock-based compensation plans(1)	(12.5)	6.2	(34.0)	(14.3)
Ending balance	$840.0	$857.7	$840.0	$857.7
Retained earnings
Beginning balance	$3,064.8	$2,663.5	$2,979.1	$2,864.9
Net income (loss)	79.7	143.4	213.9	(3.5)
Issuance of shares under stock-based compensation plans(1)	.9	.9	(3.3)	(13.4)
Contribution of shares to 401(k) Plan(1)	3.2	3.3	7.3	7.0
Dividends	(48.4)	(48.8)	(96.8)	(92.7)
Ending balance	$3,100.2	$2,762.3	$3,100.2	$2,762.3
Treasury stock at cost
Beginning balance	$(2,456.0)	$(2,287.8)	$(2,425.1)	$(2,223.9)
Repurchase of shares for treasury	—	(27.9)	(45.2)	(116.6)
Issuance of shares under stock-based compensation plans(1)	6.6	1.8	18.6	24.1
Contribution of shares to 401(k) Plan(1)	2.2	2.1	4.5	4.6
Ending balance	$(2,447.2)	$(2,311.8)	$(2,447.2)	$(2,311.8)
Accumulated other comprehensive loss
Beginning balance	$(412.0)	$(359.4)	$(348.1)	$(682.0)
Other comprehensive income (loss), net of tax(2)	8.8	(10.4)	(55.1)	312.2
Ending balance	$(403.2)	$(369.8)	$(403.2)	$(369.8)

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

Dividends per common share were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Dividends per common share	$.58	$.58	$1.16	$1.10

Avery Dennison Corporation

Changes in Accumulated Other Comprehensive Loss

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 27, 2020 were as follows:

		Pension and
	Foreign	Other
	Currency	Postretirement	Cash Flow
(In millions)	Translation	Benefits	Hedges	Total
Balance as of December 28, 2019	$(245.1)	$(101.8)	$(1.2)	$(348.1)
Other comprehensive loss before reclassifications, net of tax	(55.0)	—	(1.5)	(56.5)
Reclassifications to net income, net of tax	—	1.3	.1	1.4
Net current-period other comprehensive (loss) income, net of tax	(55.0)	1.3	(1.4)	(55.1)
Balance as of June 27, 2020	$(300.1)	$(100.5)	$(2.6)	$(403.2)

The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 29, 2019 were as follows:

		Pension and
	Foreign	Other
	Currency	Postretirement	Cash Flow
(In millions)	Translation	Benefits	Hedges	Total
Balance as of December 29, 2018	$(247.4)	$(434.3)	$(.3)	$(682.0)
Other comprehensive income before reclassifications, net of tax(1)	11.6	36.0	.3	47.9
Reclassifications to net loss, net of tax(2)	—	264.9	(.6)	264.3
Net current-period other comprehensive income (loss), net of tax	11.6	300.9	(.3)	312.2
Balance as of June 29, 2019	$(235.8)	$(133.4)	$(.6)	$(369.8)

(1)Other comprehensive income before reclassifications, net of tax, for pension and other postretirement benefits related to the remeasurement of the ADPP’s net pension obligations and included tax of $10.7.

(2)Reclassifications to net loss for pension and other postretirement benefits included losses of $444.2 and related tax of $179.3 which were recorded in "Other non-operating expense, net" and "Provision for (benefit from) income taxes," respectively.

Note 11.  Fair Value Measurements

Recurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of June 27, 2020:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Trading securities	$31.6	$25.7	$5.9	$—
Derivative assets	7.3	—	7.3	—
Bank drafts	25.6	25.6	—	—
Liabilities
Derivative liabilities	$13.0	$.3	$12.7	$—

Avery Dennison Corporation

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2019:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Trading securities	$30.6	$26.0	$4.6	$—
Derivative assets	5.2	—	5.2	—
Bank drafts	21.3	21.3	—	—
Liabilities
Derivative liabilities	$6.0	$.4	$5.6	$—

Trading securities include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of June 27, 2020, trading securities of $.6 million and $31 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 28, 2019, trading securities of $.4 million and $30.2 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.

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

Avery Dennison Corporation

As of June 27, 2020, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at twelve waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

The activity related to our environmental liabilities for the six months ended June 27, 2020 was as follows:

(In millions)
Balance at December 28, 2019	$21.4
Charges, net of reversals	.8
Payments	(2.4)
Balance at June 27, 2020	$19.8

Approximately $9 million and $10 million, respectively, of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of June 27, 2020 and December 28, 2019.

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

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.(1)	$315.1	$320.1	$643.2	$631.8
Europe(1)	422.3	452.2	867.6	902.1
Asia(1)	230.7	267.1	472.0	523.3
Latin America	70.9	94.4	161.1	185.0
Other international	62.5	72.5	131.1	142.4
Total Label and Graphic Materials(1)	1,101.5	1,206.3	2,275.0	2,384.6
Retail Branding and Information Solutions:
Apparel(1)	255.0	370.4	613.6	723.5
Printer Solutions	39.9	47.9	83.2	93.1
Total Retail Branding and Information Solutions(1)	294.9	418.3	696.8	816.6
Industrial and Healthcare Materials	132.1	171.1	279.7	334.6
Net sales to unaffiliated customers	$1,528.5	$1,795.7	$3,251.5	$3,535.8

(1)In the first quarter of 2020, an insignificant portion of the net sales and associated operating loss related to the acquisition of Smartrac was reported in Label and Graphic Materials' results, reflecting sales through that segment's channels. To better align the reporting with our current organization structure, the results associated with the acquisition were reclassified and are now included solely in Retail Branding and Information Solutions' results.

Avery Dennison Corporation

Additional Segment Information

Additional financial information by reportable segment is shown below.

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Intersegment sales
Label and Graphic Materials	$12.9	$20.1	$35.3	$41.3
Retail Branding and Information Solutions	5.6	5.0	12.1	9.2
Industrial and Healthcare Materials	1.2	2.9	2.8	5.5
Intersegment sales	$19.7	$28.0	$50.2	$56.0
Income (loss) before taxes
Label and Graphic Materials(1)	$137.5	$162.1	$310.0	$301.6
Retail Branding and Information Solutions(1)	(10.7)	50.4	20.2	101.8
Industrial and Healthcare Materials	7.5	16.5	22.4	30.1
Corporate expense	(10.8)	(19.9)	(29.9)	(42.8)
Interest expense	(20.0)	(19.5)	(38.8)	(39.0)
Other non-operating expense, net	(.2)	(.9)	.3	(447.4)
Income (loss) before taxes	$103.3	$188.7	$284.2	$(95.7)
Other expense, net by reportable segment
Label and Graphic Materials(1)	$25.8	$4.4	$26.9	$12.0
Retail Branding and Information Solutions(1)	12.9	1.7	16.2	(.3)
Industrial and Healthcare Materials	1.5	1.4	2.0	3.3
Corporate	(.2)	—	(.2)	—
Other expense, net	$40.0	$7.5	$44.9	$15.0
Other expense, net by type
Restructuring charges:
Severance and related costs	$37.5	$6.1	$39.9	$16.5
Asset impairment charges and lease cancellation costs	1.8	1.4	1.8	1.7
Other items:
Transaction and related costs	.7	—	3.2	—
Gain on sales of assets	—	—	—	(3.2)
Other expense, net	$40.0	$7.5	$44.9	$15.0

(1)In the first quarter of 2020, an insignificant portion of the net sales and associated operating loss related to the acquisition of Smartrac was reported in Label and Graphic Materials' results, reflecting sales through that segment's channels. To better align the reporting with our current organization structure, the results associated with the acquisition were reclassified and are now included solely in Retail Branding and Information Solutions' results.

Note 14. Supplemental Financial Information

Inventories

Net inventories consisted of the following:

(In millions)	June 27, 2020	December 28, 2019
Raw materials	$279.0	$231.6
Work-in-progress	202.3	201.0
Finished goods	245.3	230.4
Inventories, net	$726.6	$663.0

Property, Plant and Equipment

(In millions)	June 27, 2020	December 28, 2019
Property, plant and equipment	$3,235.7	$3,171.6
Accumulated depreciation	(2,006.9)	(1,960.9)
Property, plant and equipment, net	$1,228.8	$1,210.7

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

The activity for the six months ended June 27, 2020 related to our allowance for credit losses was as follows:

(In millions)
Balance at December 28, 2019	$27.1
Provision for credit losses(1)	20.6
Amounts written off	(1.4)
Other, including foreign currency translation	.1
Balance at June 27, 2020	$46.4

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

The safety and well-being of our employees has been and will continue to be our top priority during this global crisis, followed immediately by continuing to deliver high quality products and service to our customers. We created global, regional, and local emergency response teams to manage immediate priorities, recognizing that some of our businesses serve a critical role in supply chains for essential goods such as food, hygiene, and pharmaceutical products, as well as e-commerce. To support the health and well-being of our employees, customers, partners and communities, the majority of our office-based employees are working remotely and some of our operations limited production or ceased operations for short periods of time. We leveraged learnings from our early experience in China to develop safety protocols for our manufacturing facilities to re-open and/or remain operational, and established work-from-home protocols for office workers. To support the well-being of our employees, we ensured that they continued to receive full pay during the initial weeks of facility closures, and, where closures were later extended in jurisdictions with weaker social safety nets, particularly in our Retail Branding and Information Solutions (“RBIS”) reportable segment, provided longer periods of salary continuation.

To meet our customer needs during periods of peak demand for label and packaging materials in North America and Europe, we took a number of steps to reduce backlogs, including leveraging our operational excellence to maximize production capacity, providing pay premiums for certain hourly employees, and temporarily allocating a portion of coating assets that normally support our graphics business to manufacture material for labels.

Overall, we have experienced negligible disruptions to our supply chain. As the largest customer for many of our suppliers, we have been able to secure continuity of material supply, while benefitting from our global footprint with dual sourcing for most commodities.  We have also strategically built inventory of some key products to enhance our ability to meet customer needs during this period of supply chain uncertainty.

Overall, the pandemic had a negative impact on our consolidated financial results for the second quarter of 2020 with, among other things, total net sales for the quarter down approximately 15% from the same period last year. While our label and packaging materials largely serve essential categories and experienced higher demand as a result of the pandemic in mid-March through May, demand slowed late in the second quarter. Sales of graphics products as well as sales in our RBIS reportable segment declined significantly in April due to lower demand, though we experienced sequential improvement in both May and June. Additionally, sales in our Industrial and Healthcare Materials (“IHM”) reportable segment significantly declined mainly due to reduced industrial demand, particularly in automotive end markets.

We expect that the pandemic will have a negative impact for the full year 2020.  We expect disruptions in certain of our businesses and operations, while some of our businesses may be positively impacted.  We expect our RBIS reportable segment to be the most negatively impacted as a result of widespread retail store and apparel manufacturing closures. Likewise, we expect reduced demand in our graphics products and IHM reportable segment’s industrial categories.  We are unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macro-economic impacts. We are actively managing this dynamic environment and have updated our scenario planning to reflect the unique aspects of the pandemic.

We continue to execute various long-term productivity and temporary cost saving actions to manage the downturn.  These include deferrals of planned compensation increases, hiring freezes, overtime and temporary labor reductions, shift reductions and furloughs, temporary production shutdowns, and travel and other discretionary spending reductions. While our balance sheet is strong and we have ample liquidity, during the first quarter of 2020, we drew down $500 million under our $800 million revolving credit facility (“Revolver”) because the commercial paper markets were temporarily unavailable as a result of the pandemic. During the second quarter, we were able to access commercial paper markets and repaid the entire $500 million we had drawn down from our Revolver.  Additionally, we have curtailed a portion of our planned capital spending for 2020, while protecting our long-term investments in high value categories, and have heightened our focus on working capital management.  We temporarily paused our share repurchase activity and maintained our quarterly dividend at the current rate. We expect that our current cash and cash equivalents and the cash flows generated from operations will be sufficient to meet our operating requirements through this downturn.

Avery Dennison Corporation

We continue to actively monitor this situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Net Sales

The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended	Six Months Ended
	June 27, 2020	June 27, 2020
Reported sales change	(15)%	(8)%
Foreign currency translation	3	2
Sales change ex. currency	(12)	(6)
Acquisitions	(2)	(1)
Organic sales change	(14)%	(7)%

In the three and six months ended June 27, 2020, net sales decreased on an organic basis compared to the same period in the prior year primarily due to the effects of COVID-19 on our markets and customers.

Net Income (Loss)

Net income was $214 million in the first six months of 2020 compared to a net loss of $3.5 million in the same period last year.  Major factors affecting the change in net income (loss) included the following:

●	Prior-year settlement loss from pension termination
●	Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs
●	Net impact of pricing and raw material input costs
●	Lower employee-related costs, including lower incentive compensation costs

Offsetting factors:

●	Lower sales primarily due to the effects of COVID-19
●	Higher restructuring charges
●	Increased allowance for credit losses primarily as a result of COVID-19
●	Impact of foreign currency translation

Acquisition

On February 28, 2020, we completed the acquisition of Smartrac’s Transponder (RFID Inlay) division (“Smartrac”), a manufacturer of radio-frequency identification (“RFID”) products, for consideration, subject to customary adjustments, of approximately $255 million  (€232 million), $4.9 million of which was payable as of June 27, 2020. We believe this acquisition enhances our research and development capabilities, expands product lines, and provides added manufacturing capacity. Consistent with the time allowed to complete our assessment, the valuation of certain acquired assets and liabilities, including intangible assets, environmental liabilities and income taxes, is preliminary. This acquisition was not material to our unaudited Condensed Consolidated Financial Statements.

Cost Reduction Actions

2019/2020 Actions

During the six months ended June 27, 2020, we recorded $41.9 million in restructuring charges related to our 2019/2020 actions.  These charges consisted of severance and related costs for the reduction of approximately 1,750 positions from numerous locations across our company, which primarily included actions in our LGM and RBIS reportable segments. The actions in LGM were primarily associated with the consolidation of our graphics business in Europe, partially in response to COVID-19. The actions in RBIS were primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to COVID-19.

2018/2019 Actions

During the six months ended June 27, 2020, we recorded $.2 million in net restructuring reversals related to our 2018/2019 actions.

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

Accounting Guidance Updates

Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for this information.

Cash Flow

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Net cash provided by operating activities	$184.0	$238.8
Purchases of property, plant and equipment	(63.9)	(79.8)
Purchases of software and other deferred charges	(11.0)	(13.0)
Proceeds from sales of property, plant and equipment	.1	7.4
Proceeds from insurance and sales (purchases) of investments, net	(.4)	4.3
Contributions for pension plan termination	—	7.4
Free cash flow	$108.8	$165.1

During the first six months of 2020, net cash provided by operating activities decreased compared to the same period last year primarily due to the impact of COVID-19 on net income and operational working capital, partially offset by lower pension plan contributions and lower severance payments related to  restructuring actions. Also, during the first six months of 2020, free cash flow decreased compared to the same period last year due to a decrease in net cash provided by operating activities, lower proceeds from sales of property, plant and equipment and lower proceeds from sales of investments, partially offset by a decrease in purchases of property, plant and equipment as a result of COVID-19 and reduced purchases of software and other deferred charges.

Outlook

Certain factors that we believe may contribute to our 2020 results are described below:

●	We expect sales and earnings to decline in 2020 as a result of COVID-19, although the amounts of these declines are uncertain at this time.
●	We anticipate partially offsetting the negative impact of COVID-19 on volume with approximately $150 million of net temporary cost savings.
●	We estimate cash restructuring charges of approximately $60 million.
●	We anticipate incremental savings from restructuring actions, net of transition costs, of $60 million to $70 million.
●	We expect our full year effective tax rate to be in the mid-twenty percent range.
●	Based on recent foreign currency exchange rates, we expect foreign currency translation to reduce net sales by approximately 2% and our operating income by approximately $15 million.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER

Income Before Taxes

	Three Months Ended
(In millions, except percentages)	June 27, 2020	June 29, 2019
Net sales	$1,528.5	$1,795.7
Cost of products sold	1,145.6	1,313.4
Gross profit	382.9	482.3
Marketing, general and administrative expense	219.4	265.7
Other expense, net	40.0	7.5
Interest expense	20.0	19.5
Other non-operating expense, net	.2	.9
Income (loss) before taxes	$103.3	$188.7

Gross profit margin	25.1%	26.9%

Gross Profit Margin

Gross profit margin for the second quarter of 2020 decreased compared to the same period last year primarily reflecting reduced fixed cost leverage and unfavorable product mix, partially offset by the net benefit of pricing and raw material input costs and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the second quarter of 2020 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower employee-related costs, including lower incentive compensation costs.

Other Expense, Net

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$37.5	$6.1
Asset impairment charges	1.8	1.4
Other items:
Transaction and related costs	.7	—
Other expense, net	$40.0	$7.5

Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.

Interest Expense

Interest expense increased slightly in the second quarter of 2020 compared to the same period last year primarily reflecting the impact of additional interest and fees associated with drawdowns from our Revolver.

Other Non-Operating Expense, Net

Other non-operating expense decreased in the second quarter of 2020 compared to the same period last year primarily due to lower pension costs.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	June 27, 2020	June 29, 2019
Income (loss) before taxes	$103.3	$188.7
Provision for (benefit from) income taxes	22.2	44.9
Equity method investment losses	(1.4)	(.4)
Net income (loss)	$79.7	$143.4
Per share amounts:
Net income (loss) per common share	$.96	$1.70
Net income (loss) per common share, assuming dilution	.95	1.69

Effective tax rate	21.5%	23.8%

Provision for Income Taxes

Our effective tax rate for the three months ended June 27, 2020 was 21.5% compared to 23.8% in the same period last year.  The decrease in tax rate was primarily due to higher discrete benefits related to effective settlements of certain foreign tax audits in 2020.  Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER

Operating income refers to income before taxes, interest and other non-operating expense.

Label and Graphic Materials

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019
Net sales including intersegment sales	$1,114.4	$1,226.4
Less intersegment sales	(12.9)	(20.1)
Net sales	$1,101.5	$1,206.3
Operating income(1)	137.5	162.1

(1)Included charges associated with restructuring actions in both years	$25.8	$4.4

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
June 27, 2020
Reported sales change	(9)%
Foreign currency translation	4
Sales change ex. currency	(5)
Acquisitions	—
Organic sales change	(5)%

In the second quarter of 2020, net sales decreased on an organic basis compared to the same period in the prior year primarily due to unfavorable volume/mix.  On an organic basis, net sales decreased by a high-single digit rate in emerging markets, a mid-single digit rate in Western Europe  and a low-single digit rate in North America.

Operating Income

Operating income decreased in the second quarter of 2020 compared to the same period last year primarily due to unfavorable volume/mix and higher restructuring charges, partially offset by benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and benefits from raw material deflation, net of pricing.

Avery Dennison Corporation

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019
Net sales including intersegment sales	$300.5	$423.3
Less intersegment sales	(5.6)	(5.0)
Net sales	$294.9	$418.3
Operating (loss) income(1)	(10.7)	50.4

(1)Included charges associated with restructuring actions in both years and transaction and related costs in 2020	$12.9	$1.7

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
June 27, 2020
Reported sales change	(30)%
Foreign currency translation	1
Sales change ex. currency(1)	(28)
Acquisitions	(7)
Organic sales change(1)	(36)%

(1)Total does not sum due to rounding

In the second quarter of 2020, net sales decreased ex. currency compared to the same period in the prior year due to a decline of approximately 40% in the base business due to temporary closures of apparel manufacturing sites and lower demand for apparel, partially offset by a 10% increase in RFID solutions in the segment including the benefit of the Smartrac acquisition. On an organic basis, sales in the segment related to RFID solutions decreased by more than 20%.

Operating Income

Operating income decreased in the second quarter of 2020 compared to the same period last year primarily due to lower volume, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower employee-related costs, including lower incentive compensation costs.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019
Net sales including intersegment sales	$133.3	$174.0
Less intersegment sales	(1.2)	(2.9)
Net sales	$132.1	$171.1
Operating income(1)	7.5	16.5

(1)Included charges associated with restructuring in both years	$1.5	$1.4

Avery Dennison Corporation

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
June 27, 2020
Reported sales change	(23)%
Foreign currency translation	2
Sales change ex. currency	(21)
Acquisitions	—
Organic sales change	(21)%

In the second quarter of 2020, net sales decreased on an organic basis compared to the same period in the prior year primarily due to a decline in industrial categories of approximately 30%.

Operating Income

Operating income decreased in the second quarter of 2020 compared to the same period last year primarily due to lower volume, partially offset by benefits from productivity initiatives, favorable product mix and lower employee-related costs, including lower incentive compensation costs.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE

Income Before Taxes

	Six Months Ended
(In millions, except percentages)	June 27, 2020	June 29, 2019
Net sales	$3,251.5	$3,535.8
Cost of products sold	2,383.5	2,588.1
Gross profit	868.0	947.7
Marketing, general and administrative expense	500.4	542.0
Other expense, net	44.9	15.0
Interest expense	38.8	39.0
Other non-operating expense, net	(.3)	447.4
Income (loss) before taxes	$284.2	$(95.7)

Gross profit margin	26.7%	26.8%

Gross Profit Margin

Gross profit margin for the first six months of 2020 was comparable to the same period last year as reduced fixed cost leverage was offset by the net benefit of pricing and raw material input costs and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first six months of 2020 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower employee-related costs, including lower incentive compensation costs, partially offset by increased allowance for credit losses.

Avery Dennison Corporation

Other Expense, Net

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$39.9	$16.5
Asset impairment charges and lease cancellation costs	1.8	1.7
Other items:
Transaction and related costs	3.2
Gain on sales of assets	—	(3.2)
Other expense, net	$44.9	$15.0

Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.

Interest Expense

Interest expense decreased slightly in the first six months of 2020 compared to the same period last year reflecting lower borrowing rates on our outstanding indebtedness, partially offset by fees paid for borrowings under the Revolver.

Other Non-Operating Expense, Net

Other non-operating expense decreased in the first six months of 2020 compared to the same period last year primarily due to the prior year impact of the ADPP termination.

Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts and percentages)	June 27, 2020	June 29, 2019
Income (loss) before taxes	$284.2	$(95.7)
Provision for (benefit from) income taxes	68.5	(93.5)
Equity method investment losses	(1.8)	(1.3)
Net income (loss)	$213.9	$(3.5)
Per share amounts:
Net income (loss) per common share	$2.56	$(.04)
Net income (loss) per common share, assuming dilution	2.55	(.04)

Effective tax rate	24.1%	97.7%

Provision for Income Taxes

Our effective tax rate for the six months ended June 27, 2020 was 24.1% compared to 97.7% in the same period last year.  The change in tax rate was primarily due to the tax effects of the settlement charges associated with the termination of the ADPP in the six months ended June 29, 2019.  Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

We currently expect our effective tax rate for fiscal year 2020 to be in the mid-twenty percent range.  Our effective tax rate can vary from quarter to quarter due to a variety of factors, such as changes in the mix of earnings in countries with differing statutory tax rates, changes in tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision adjustments, tax impacts related to stock-based payments and execution of tax planning strategies. Our effective tax rate may be negatively impacted if the duration or severity of COVID-19 is longer or more detrimental than currently estimated.

We continue to pursue planning opportunities in certain foreign jurisdictions primarily to react to the loss of concessionary tax rates.  We believe that we are on track to realize these opportunities.  We continue to evaluate certain key factors that may significantly influence the amount of benefit to be recognized in fiscal year 2020.

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE

Label and Graphic Materials

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Net sales including intersegment sales	$2,310.3	$2,425.9
Less intersegment sales	(35.3)	(41.3)
Net sales	$2,275.0	$2,384.6
Operating income(1)	310.0	301.6

(1)Included charges associated with restructuring actions in both years, transaction and related costs in 2020, and gain on sale of assets in 2019	$26.9	$12.0

Net Sales

The factors impacting reported net sales change are shown in the table below.

Six Months Ended
June 27, 2020
Reported sales change	(5)%
Foreign currency translation	3
Sales change ex. currency	(2)
Acquisitions	—
Organic sales change	(2)%

In the first six months of 2020, net sales decreased on an organic basis compared to the same period in the prior year due to the combined effects of lower volume/mix and raw material deflation-related price reductions.  On an organic basis, net sales decreased by a low-to-mid-single digit rate in emerging markets and a low-single digit rate in Western Europe and increased by a low-single digit rate in North America.

Operating Income

Operating income increased in the first six months of 2020 compared to the same period last year primarily due to benefits from raw material deflation, net of pricing, and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs.  These benefits were partially offset by unfavorable volume/mix, higher restructuring charges, increased allowance for credit losses and unfavorable foreign currency translation.

Retail Branding and Information Solutions

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Net sales including intersegment sales	$708.9	$825.8
Less intersegment sales	(12.1)	(9.2)
Net sales	$696.8	$816.6
Operating income(1)	20.2	101.8

(1)Included charges associated with restructuring actions in both years, transaction and related costs in 2020, and gain on sale of assets in 2019	$16.2	$(.3)

Avery Dennison Corporation

Net Sales

The factors impacting reported net sales change are shown in the table below.

Six Months Ended
June 27, 2020
Reported sales change	(15)%
Foreign currency translation	1
Sales change ex. currency(1)	(13)
Acquisitions	(5)
Organic sales change(1)	(19)%

(1)Total does not sum due to rounding

In the first six months of 2020, net sales decreased ex. currency compared to the same period in the prior year due to an approximately 25% decline in the base business driven by temporary closures of apparel manufacturing sites and lower demand for apparel, partially offset by a nearly 20% increase in RFID solutions in the segment including the benefit of the Smartrac acquisition. On an organic basis, sales in the segment related to RFID solutions decreased by a mid-to-high-single digit rate.

Operating Income

Operating income decreased in the first six months of 2020 compared to the same period last year primarily due to lower volume, higher restructuring charges, higher long-term growth-related investments, including costs associated with the Smartrac acquisition, and increased allowance for credit losses, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, lower employee-related costs, including lower incentive compensation costs, and lower raw material costs.

Industrial and Healthcare Materials

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Net sales including intersegment sales	$282.5	$340.1
Less intersegment sales	(2.8)	(5.5)
Net sales	$279.7	$334.6
Operating income(1)	22.4	30.1

(1)Included charges associated with restructuring in both years	$2.0	$3.3

Net Sales

The factors impacting reported net sales change are shown in the table below.

Six Months Ended
June 27, 2020
Reported sales change	(16)%
Foreign currency translation	2
Sales change ex. currency	(14)
Acquisitions	—
Organic sales change	(14)%

In the first six months of 2020, net sales decreased on an organic basis compared to the same period in the prior year primarily due to a rate of decline in the high teens in industrial categories.

Operating Income

Operating income decreased in the first six months of 2020 compared to the same period last year primarily due to lower volume, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, lower employee-related costs, including lower incentive compensation costs, and lower restructuring charges.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Operating Activities

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Net income (loss)	$213.9	$(3.5)
Depreciation	74.6	70.4
Amortization	23.2	19.0
Provision for credit losses and sales returns	38.8	26.8
Stock-based compensation	1.4	16.5
Pension plan settlements and related charges	—	446.9
Deferred taxes and other non-cash taxes	16.4	(166.6)
Other non-cash expense and loss (income and gain), net	16.7	10.3
Changes in assets and liabilities and other adjustments	(201.0)	(181.0)
Net cash provided by operating activities	$184.0	$238.8

During the first six months of 2020, net cash provided by operating activities decreased compared to the same period last year primarily due to the impact of COVID-19 on net income and operational working capital, partially offset by lower pension plan contributions and lower severance payments related to restructuring actions.

Investing Activities

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Purchases of property, plant and equipment	$(63.9)	$(79.8)
Purchases of software and other deferred charges	(11.0)	(13.0)
Proceeds from sales of property, plant and equipment	.1	7.4
Proceeds from insurance and sales (purchases) of investments, net	(.4)	4.3
Payments for acquisition, net of cash acquired, and investments in businesses	(252.8)	(6.5)
Net cash used in investing activities	$(328.0)	$(87.6)

Purchases of Property, Plant and Equipment

During the first six months of 2020 and 2019, we invested in equipment to support growth in North America, Asia and Europe and to improve manufacturing productivity.

Purchases of Software and Other Deferred Charges

During the first six months of 2020 and 2019, we invested in information technology upgrades worldwide. During the first six months of 2019, we also invested in enterprise resource planning system implementations in North America.

Proceeds from Sales of Property, Plant and Equipment

During the first six months of 2019, the majority of the proceeds from sales of property, plant and equipment was related to the sale of three properties in North America, Asia and Europe.

Proceeds from Insurance and Sales (Purchases) of Investments, Net

During the first six months of 2020, we had lower proceeds from insurance associated with our corporate-owned life insurance policies and lower net purchases of investments compared to the same period last year.

Payments for Acquisition, Net of Cash Acquired, and Investments in Businesses

During the first six months of 2020, we paid consideration, net of cash acquired, of approximately $250 million to acquire Smartrac, which we funded through commercial paper borrowings.  During the first six months of 2019, we paid $6.5 million for investments in unconsolidated businesses.

Avery Dennison Corporation

Financing Activities

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Net increase in borrowings (maturities of three months or less)	$92.5	$112.9
Additional borrowings under revolving credit facility	500.0	—
Repayments of revolving credit facility	(500.0)	—
Additional long-term borrowings	493.7	—
Repayments of long-term debt and finance leases	(267.6)	(16.5)
Dividends paid	(96.8)	(92.7)
Share repurchases	(45.2)	(116.6)
Net (tax withholding) proceeds related to stock-based compensation	(20.5)	(20.4)
Payments of contingent consideration	—	(1.6)
Net cash provided by (used in) financing activities	$156.1	$(134.9)

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first six months of 2020 and 2019, our commercial paper borrowings were used to fund dividend payments, share repurchases, and capital expenditures, and for other general corporate purposes. During the first quarter of 2020, commercial paper borrowings were also used to fund the Smartrac acquisition, which borrowings were repaid using the net proceeds of $494.4 million from the $500 million of senior notes we issued in March 2020. We used the remaining proceeds from these notes to repay the $250 million aggregate principal amount of senior notes that matured in April 2020.  In the second quarter of 2020, we also repaid $15 million of medium-term notes that matured in June 2020.

In the first quarter of 2020, in light of the uncertainty regarding the availability of commercial paper related to COVID-19, which we typically rely upon to fund our day-to-day operational needs, and in light of the relatively favorable terms under our recently-extended $800 million revolving credit facility (the “Revolver”), we borrowed $500 million from the Revolver with a six-month duration. This amount was repaid in June 2020.

Refer to Note 4, “Debt” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividends Paid

We paid dividends of $1.16 per share in the first six months of 2020 compared to $1.10 per share in the same period last year. In April 2019, we increased our quarterly dividend to $.58 per share, representing an increase of approximately 12% from our previous dividend rate of $.52 per share.

Share Repurchases

During the first six months of 2020 and 2019, we repurchased approximately .4 million and 1.2 million shares of our common stock, respectively.  In the first quarter of 2020, we temporarily paused share repurchase activity as a result of COVID-19. We had not resumed the repurchase of shares as of the date of the filing of this Form 10-Q.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the six months ended June 27, 2020, goodwill increased by approximately $109 million to $1.04 billion, which reflected the preliminary valuation of goodwill associated with the Smartrac acquisition, partially offset by the impact of foreign currency translation.

In the six months ended June 27, 2020, other intangibles resulting from business acquisitions, net, increased by approximately $69 million to $195.5 million, which reflected the preliminary valuation of other intangibles from the Smartrac acquisition, partially offset by current year amortization expense and the impact of foreign currency translation.

Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Shareholders’ Equity Accounts

As of June 27, 2020, the balance of our shareholders' equity was $1.21 billion. Refer to Note 10, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Impact of Foreign Currency Translation

Six Months Ended
(In millions)	June 27, 2020
Change in net sales	$(93)

International operations generated approximately 75% of our net sales during the six months ended June 27, 2020.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first six months of 2020 compared to the same period last year was primarily related to euro-denominated sales and sales in China and Brazil.

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

Operational Working Capital Ratio

Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the second quarter of 2020, was higher compared to the second quarter of 2019.

(In millions, except percentages)	June 27, 2020	June 29, 2019
(A) Working capital	$415.1	$98.7
Reconciling items:
Cash and cash equivalents	(262.6)	(247.3)
Other current assets	(220.8)	(226.9)
Short-term borrowings and current portion of long-term debt and finance leases	268.6	558.5
Accrued payroll and employee benefits and other current liabilities	684.4	664.6
(B) Operational working capital	$884.7	$847.6
(C) Second-quarter net sales, annualized	$6,114.0	$7,182.8
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	14.5%	11.8%

Accounts Receivable Ratio

The average number of days sales outstanding was 65 days in the first six months of 2020 compared to 63 days in the first six months of 2019, calculated using the average of the two quarter-end trade accounts receivable balances divided by the average daily sales for the first six months.  The increase in the average number of days sales outstanding primarily reflected the impact of COVID-19 on sales and the timing of collections, partially offset by a higher allowance for credit losses.

Avery Dennison Corporation

Inventory Ratio

Average inventory turnover was 6.6 in the first six months of 2020 compared to 7.6 in the first six months of 2019, calculated using the annualized cost of sales (year-to-date cost of products sold, multiplied by two) divided by the two-quarter average inventory balance at quarter-end.  The decrease in average inventory turnover primarily reflected lower cost of products sold and higher inventory levels as a result of lower demand and planned inventory pre-build in response to COVID-19.

Accounts Payable Ratio

The average number of days payable outstanding was 76 days in the first six months of 2020 compared to 73 days in the first six months of 2019, calculated using the two-quarter average accounts payable balance divided by the average daily cost of products sold for the first six months. The increase in the average number of days payable outstanding from the prior year primarily reflected lower cost of products sold and longer payment terms, partially offset by lower purchase levels as a result of COVID-19 and price deflation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents, and debt financing, including access to commercial paper supported by our Revolver. We use these resources to fund our operational needs. At June 27, 2020, we had cash and cash equivalents of $262.6 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world. At June 27, 2020, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

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

In February 2020, we amended and restated our $800 million Revolver, extending its maturity date to February 13, 2025. The maturity date may be extended for a one-year period under certain circumstances. The commitments under the Revolver may be increased by up to $400 million, subject to lender approvals and customary requirements. The Revolver is used as a back-up facility for our commercial paper program and can be used for other corporate purposes.  In the first quarter of 2020, in light of the uncertainty regarding the availability of commercial paper, which we typically rely upon to fund our day-to-day operational needs, and the relatively favorable terms under the Revolver, we drew down $500 million from the Revolver with a six-month duration.  This amount was repaid in June 2020.  No balance was outstanding under the Revolver as of June 27, 2020 or December 28, 2019.

The Revolver contains a financial covenant that requires us to maintain a maximum leverage ratio (calculated as a ratio of consolidated debt to consolidated EBITDA as defined in the agreement) of not more than 3.50 to 1.00; provided that, in the event of an acquisition by us that exceeds $250 million, the maximum leverage ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition occurs and three consecutive fiscal quarters immediately following that fiscal quarter. As of June 27, 2020 and December 28, 2019, this ratio was substantially below the maximum ratio required by the Revolver.

In March 2020, we issued $500 million of senior notes, due April 2030. The senior notes bear an interest rate of 2.65% per year, payable semiannually in arrears. Our net proceeds from the offering, after deducting underwriting discounts and offering expenses, were $493.7 million, which we used to repay both existing indebtedness under our commercial paper program used to fund our Smartrac acquisition and the $250 million aggregate principal amount of senior notes that matured in April 2020.

In the second quarter of 2020, we also repaid $15 million of medium-term notes that matured in June 2020.

Capital from Debt

The carrying value of our total debt increased by approximately $327 million in the first six months of 2020 to $2.27 billion, primarily reflecting the issuance of senior notes in March 2020 and a net increase in commercial paper borrowings, partially offset by note repayments in the second quarter of 2020.

Avery Dennison Corporation

Credit ratings are a significant factor in our ability to raise short- and long-term financing.  The credit ratings assigned to us also impact the interest rates we pay and our access to commercial paper, credit facilities, and other borrowings.  A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets.  If our access to commercial paper markets were to become limited, as it did in the first quarter of 2020 as a result of COVID-19, we believe that the Revolver and our other credit facilities would be available to meet our short-term funding requirements.  When determining a credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team.  There has been no change to the credit ratings assigned to us as a result of COVID-19. We remain committed to maintaining an investment grade rating.

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

Avery Dennison Corporation

Changes in Internal Control Over Financial Reporting

As a result of COVID-19, most of our office-based employees worked remotely during the period in which we prepared our financial statements.

Where appropriate, we added, modified or enhanced controls, including enhanced monitoring and oversight of our quarter close processes, to ensure that our control environment continues to operate effectively. Our control environment includes many controls that are not reliant on face-to-face interaction; thus, the change in our working environment did not have a material impact on our internal controls over financial reporting during the most recent quarter. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to ensure that our disclosure controls and procedures continue to be effective.

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

ITEM 1A. RISK FACTORS

The risk factors described in this section modify some of the risk factors described in our Annual Report on Form 10-K for the year ended December 28, 2019 filed with the Securities and Exchange Commission on February 26, 2020 and modified in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 and could materially adversely affect our business, including our results of operations, cash flows and financial condition, and cause the value of our securities to decline.  These risks and uncertainties have been, and will continue to be, impacted by the coronavirus/COVID-19 pandemic (collectively referred to herein as “COVID-19”) and any worsening of the global business and economic environment as a result.  This list of risks is not exhaustive.  Our ability to attain our goals and objectives is dependent on numerous factors and risks, including, but not limited to, the most significant ones described in our Annual Report on Form 10-K, as further modified by this section.

COVID-19 has had an adverse effect on portions of our business and we could experience further negative consequences and/or materially adverse effects.

In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China, which has and is continuing to spread throughout the world, most extensively in the United States, Brazil and India.  In January 2020, the World Health Organization declared this outbreak a “Public Health Emergency of International Concern,” and, in March 2020, the World Health Organization declared COVID-19 as a pandemic. The governments of many countries, the vast majority of U.S. states and many cities and other jurisdictions ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible as the world began confronting COVID-19.

Overall, COVID-19 did not materially adversely affect our consolidated financial results in the first fiscal quarter ended March 28, 2020.  However, as expected, COVID-19 had a negative impact on our consolidated financial results for the second fiscal quarter 2020 with, among other things, reported net sales for the quarter down approximately 15% from the same period last year. While our label and packaging materials largely serve essential categories and experienced higher demand as a result of the pandemic in mid-March through May, demand slowed late in the second quarter. Sales of graphics products as well as sales in our RBIS reportable segment declined significantly in April due to lower demand, though we experienced sequential improvement in both May and June. Additionally, sales in our Industrial and Healthcare Materials (“IHM”) reportable segment significantly declined mainly due to reduced industrial demand, particularly in automotive end markets.

We expect that the pandemic will have a negative impact for the full year 2020.  We expect disruptions in certain of our businesses and operations, while some of our businesses may be positively impacted.  We expect our RBIS reportable segment to be the most negatively impacted as a result of widespread retail store and apparel manufacturing closures. Likewise, we expect reduced demand in our graphics products and IHM reportable segment’s industrial categories.  We are unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macro-economic impacts. We are actively managing this dynamic environment and have updated our scenario planning to reflect the unique aspects of the pandemic, including significantly lower market visibility and higher demand uncertainty.

The demand for our products is impacted by the effects of, and changes in, worldwide economic, social, political and market conditions, which could have a material adverse effect on our business.

In 2019 and the first six months of 2020, approximately 77% and 75%, respectively, of our sales were from international operations. We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products.

Avery Dennison Corporation

Macroeconomic developments such as impacts from COVID-19, slower growth in the geographic regions in which we operate, the restructuring of European sovereign and other debt obligations, the impact of the United Kingdom's ("UK's") exit from the European Union on January 31, 2020 (commonly known as "Brexit"), and uncertainty in the global credit or financial markets leading to a loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates. Fluctuations in currencies, such as those associated with the euro, Chinese Yuan (renminbi), and Brazilian real in 2019, can result in a variety of negative effects, including lower revenues, increased costs, lower gross margin percentages, increased allowances for credit losses and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles. In particular, we expect foreign currency translation to reduce our operating income in 2020 by approximately $15 million.

We continue to face uncertainty with respect to trade relations between the U.S. and many of its trading partners. Over the past few years, the U.S. government has imposed additional tariffs on products imported into the U.S. This has resulted in reciprocal tariffs on goods imported from the U.S. into China, the European Union, Mexico, Canada, and certain other countries. The impacts on our operations to date have been insignificant although there was some volatility in the timing of purchases by the retailers served by our Retail Branding and Information Solutions (“RBIS”) reportable segment in light of trade-related uncertainty during 2019. There remains a risk that our business could be significantly impacted if additional tariffs or other restrictions are imposed on products imported from these or other countries, or if relations with these countries more broadly deteriorate. These countries may continue to retaliate by imposing similar tariffs or restrictions on products imported from the U.S. Any of these actions or further developments in international trade relations could have a material adverse effect on our business.

In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as civil, political and economic disturbances in places such as the U.S., Russia, Ukraine, Syria, Iraq, Iran, Turkey, North Korea, Hong Kong, and Chile and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have material adverse effects on our business. We are not able to predict the duration and severity of adverse economic, social, political or market conditions in the U.S. or other countries.

The ability of our employees to work may be significantly impacted by COVID-19.

Our employees have been affected by COVID-19. Our office and management personnel have continued to generally work from home, and some of our employees engaged in manufacturing, production and distribution facilities were at times restricted by governmental orders from coming to work. We have experienced, and may experience in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate. The safety, health and well-being of our workforce are our top priorities and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to COVID-19, including securing supplies for our facilities and providing personal protective equipment for our employees. Further, our management team is focused on mitigating the adverse economic effects of COVID-19, which has required and will continue to require a large investment of time and resources across our entire company, thereby diverting attention from other priorities that existed prior to the pandemic. If these conditions worsen, or last for an extended period of time, or there is a disruption in the technology we use to operate remotely, our management team’s ability to manage our business may be impaired, and operational, cybersecurity and other risks facing us prior to the pandemic may be elevated.

We cannot predict the impact of COVID-19 on our customers, suppliers, vendors, and other business partners, including our financing sources.

COVID-19 is affecting our customers, suppliers, vendors, and other business partners, but we are not able to predict the ultimate consequences that will result. Delays in production or delivery of components or raw materials in our global supply chain, or the ability to transport those components or materials or our finished goods, due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit our ability to obtain supply of components and materials to deliver finished goods to customers. While disruptions to our supply chain during the first and second fiscal quarters were not significant, if current conditions worsen or last for an extended period of time, our supply chains could be materially adversely affected.  If our sales channels are substantially impaired for an extended period of time, our business could be materially adversely affected. In the first quarter, our ability to access the commercial paper market was disrupted. If this source of financing or our ability to draw under our $800 million revolving credit facility is disrupted in the future, our liquidity may be adversely affected.

Avery Dennison Corporation

Our growth strategy includes increased concentration in emerging markets, including China, which could create greater exposure to unstable political conditions, civil unrest, economic volatility, contagious disease and other risks applicable to international operations.

A significant amount of our sales is derived from emerging markets, including countries in Asia, Latin America and Eastern Europe. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results can fluctuate significantly based on economic conditions in these regions. For example, while China and other emerging markets contributed positively to our results in 2019, we believe that local economic conditions negatively impacted our results in China for the year, most notably in our IHM reportable segment with the decline in automotive production. Our business operations may be adversely affected by the current and future political environment in China, including as a result of its response to tariffs instituted by the U.S. government on goods imported from China, any trade agreements entered into between the U.S. and China, and increased tensions as a result of recent developments in Hong Kong. Our ability to operate in China or other emerging markets may be adversely affected by changes in the laws and regulations of these jurisdictions or the interpretation thereof, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, foreign currency conversion, the regulation of private enterprises and other matters.

In early 2020, in response to the initial outbreak of COVID-19 in China, many of our manufacturing and other operations in China experienced limited production and/or closure; as the outbreak spread beyond this region, our facilities in other countries were similarly impacted, most significantly in South Asia.  Substantially all of our manufacturing and other facilities are currently open, but, many of our employees are still unable to travel within and outside their countries.  This outbreak of contagious disease, as well as any other adverse public health developments, could have a material adverse effect on our business.

There could be further restrictions on our ability to travel or disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results.  Although the outbreak originated in China, substantially more cases have been confirmed in many other countries.  The extent to which the pandemic will impact our results is dependent on future developments, which are uncertain and unpredictable.  This widespread health crisis has adversely affected the economies and financial markets in impacted countries, and further escalation of the current health crisis could potentially lead to a more significant economic downturn that could adversely affect demand for our products and negatively impact our business. We expect that COVID-19 will adversely impact results for our third quarter and full year 2020; while we will take measures to try to mitigate this impact, there can be no assurance that these actions will be able to partially or fully offset the impact.

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

Avery Dennison Corporation

We have recently acquired companies and are likely to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and employees.

To grow existing businesses and expand into new areas, we have made acquisitions and are likely to continue doing so. In recent years, we completed the acquisition of the European business of Mactac, a leading manufacturer of high-quality pressure-sensitive materials serving several graphics, specialty labels and industrial tapes segments, for $220 million. We also completed the following acquisitions for an aggregate of approximately $340 million:  Yongle Tape Ltd., a China-based manufacturer of specialty tapes and related products used in a variety of industrial markets; Finesse Medical Ltd., an Ireland-based manufacturer of healthcare products used in the management of wound care and skin conditions; and the net assets of Hanita Coatings Rural Cooperative Association Limited, an Israel-based pressure-sensitive manufacturer of specialty films and laminates, and stock of certain of its subsidiaries.  In February 2020, we completed our acquisition of Smartrac’s Transponder (RFID Inlay) Division for approximately $255 million, subject to customary adjustments.  In addition, we continued to evaluate potential targets and ensure we have a robust pipeline of acquisition opportunities.

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

The environment for raw materials used in our businesses could become challenging and volatile, impacting availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor and energy have occurred in the past, and could recur. In 2018, we implemented targeted price increases in our LGM reportable segment in all regions to address raw material inflation that moderated in 2019.  Our performance depends in part on our ability to offset cost increases for raw materials by raising our selling prices or re-engineering our products.

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

Avery Dennison Corporation

Our profitability may be materially adversely affected if we generate less productivity improvement than projected.

We engage in restructuring actions, including as a result of COVID-19, intended to reduce our costs and increase efficiencies across our business segments.  For example, we undertook a multi-year transformation of our RBIS reportable segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. We intend to continue efforts to reduce costs in all our businesses, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation.  The restructuring of the European footprint of our LGM reportable segment business, which began in 2018 and continued in 2019, and actions taken in our IHM reportable segment to improve speed, reduce complexity and lower costs are examples of these activities. We estimate incremental savings from restructuring actions, net of transition costs, of $60 million to $70 million in fiscal year 2020. The success of these efforts is not assured and targeted savings may not be realized.  In addition, cost reduction actions could expose us to production risk, loss of sales and employee turnover.

In addition, we are executing temporary cost saving actions in the aggregate net amount of approximately $150 million to partially offset the negative impact of COVID-19 on volume.  These actions include deferrals of planned compensation increases, hiring freezes, overtime and temporary labor reductions, shift reductions and furloughs, temporary production shutdowns, and travel and other discretionary spending reductions. In addition, we have benefitted from lower incentive compensation costs for 2020 as a result of the impact of COVID-19 on our business. We anticipate that these actions will partially offset the negative impact on our business resulting from COVID-19, but cannot assure you that they will be sufficient.

Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.

Although we have processes to administer credit granted to customers and believe our allowance for credit losses is adequate, we have experienced – including a greater than 70% increase in our allowance for credit losses from $27.1 million to $46.4 million in the first six months of 2020 as a result of COVID-19 – and in the future may experience losses as a result of our inability to collect some of our accounts receivable. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments were to occur, our inability to collect on our accounts receivable from major customers could substantially reduce our cash flows and income and have a material adverse effect on our business.

Our stock price may be volatile, which, among other things, could cause our tax rate to vary significantly.

Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which increased significantly in 2019 after having experienced a decline in 2018, and may experience substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general, as seen in our first fiscal quarter 2020 (with a stock price low of $76.96 and high of $141.09) and second fiscal quarter 2020 (with a stock price low of $93.29 and high of $125.67) due to the impact of COVID-19.  Other factors, including our financial performance on an absolute basis and relative to our peers and competitors, as well as market expectations of our performance, the level of perceived growth of our industries, and other company-specific factors, can also materially adversely affect our stock price.  There can be no assurance that our stock price will not be volatile in the future.

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

Avery Dennison Corporation

We cannot guarantee that we will continue to repurchase shares of our common stock or pay dividends on our common stock or that repurchases will enhance long-term stockholder value. Changes in our levels of stock repurchases or dividends could affect our stock price and increase its volatility.

In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, in addition to the amount of shares that were available for repurchase under a previous authorization. As of December 28, 2019, shares of our common stock in the aggregate amount of $644.7 million remained authorized for repurchase under our outstanding Board authorization. Beginning in the first quarter of 2020, we temporarily paused our share repurchase activity in response to COVID-19 after buying approximately $45 million of our stock in the quarter.  This temporary pause of share repurchase continued through the date of the filing of this Form 10-Q. Share repurchases under our repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our share repurchase authorizations do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period.  The timing and amount of repurchases, if any, are subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.

Additionally, any future dividends that may be declared and paid from time to time are subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends could be suspended or discontinued at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. Although we have maintained our dividend despite the impact of COVID-19, there can be no assurance that we will continue to do so, particularly if the situation deteriorates. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.

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

The fair value of shares available for repurchase under this Board authorization as of June 27, 2020 was approximately $600 million.

The Company did not repurchase any registered equity securities in the second quarter of 2020.

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

July 28, 2020