Form 10-Q
period 2020-09-26
Avery Dennison Corp
filed 2020-10-27
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020.

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

Number of shares of $1 par value common stock outstanding as of October 24, 2020: 83,417,722

AVERY DENNISON CORPORATION

FISCAL THIRD QUARTER 2020 QUARTERLY REPORT ON FORM 10-Q

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

Avery Dennison Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amount)	September 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$284.7	$253.7
Trade accounts receivable, less allowances of $45.8 and $27.1 at September 26, 2020 and December 28, 2019, respectively	1,212.7	1,212.2
Inventories, net	662.6	663.0
Other current assets	214.5	211.7
Total current assets	2,374.5	2,340.6
Property, plant and equipment, net	1,233.9	1,210.7
Goodwill	1,059.3	930.8
Other intangibles resulting from business acquisitions, net	194.1	126.5
Deferred tax assets	203.3	225.4
Other assets	655.7	654.8
	$5,720.8	$5,488.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$124.1	$440.2
Accounts payable	932.8	1,066.1
Accrued payroll and employee benefits	218.7	220.4
Other current liabilities	540.4	527.1
Total current liabilities	1,816.0	2,253.8
Long-term debt and finance leases	2,020.0	1,499.3
Long-term retirement benefits and other liabilities	438.8	421.4
Deferred tax liabilities and income taxes payable	111.4	110.3
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $1 par value per share, authorized - 400,000,000 shares at September 26, 2020 and December 28, 2019; issued - 124,126,624 shares at September 26, 2020 and December 28, 2019; outstanding - 83,451,316 shares and 83,366,840 shares at September 26, 2020 and December 28, 2019, respectively	124.1	124.1
Capital in excess of par value	850.3	874.0
Retained earnings	3,205.5	2,979.1
Treasury stock at cost, 40,675,308 shares and 40,759,784 shares at September 26, 2020 and December 28, 2019, respectively	(2,451.4)	(2,425.1)
Accumulated other comprehensive loss	(393.9)	(348.1)
Total shareholders’ equity	1,334.6	1,204.0
	$5,720.8	$5,488.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$1,729.1	$1,761.4	$4,980.6	$5,297.2
Cost of products sold	1,244.9	1,289.7	3,628.4	3,877.8
Gross profit	484.2	471.7	1,352.2	1,419.4
Marketing, general and administrative expense	258.3	265.3	758.7	807.3
Other expense (income), net	12.4	6.7	57.3	21.7
Interest expense	15.6	19.0	54.4	58.0
Other non-operating expense (income), net	.1	.8	(.2)	448.2
Income before taxes	197.8	179.9	482.0	84.2
Provision for (benefit from) income taxes	46.3	34.6	114.8	(58.9)
Equity method investment (losses) gains	(1.0)	(.7)	(2.8)	(2.0)
Net income	$150.5	$144.6	$364.4	$141.1

Per share amounts:
Net income per common share	$1.80	$1.72	$4.37	$1.68
Net income per common share, assuming dilution	$1.79	$1.71	$4.34	$1.66

Weighted average number of shares outstanding:
Common shares	83.5	84.0	83.4	84.2
Common shares, assuming dilution	84.0	84.8	84.0	85.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$150.5	$144.6	$364.4	$141.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	9.5	(28.7)	(45.5)	(17.1)
Pension and other postretirement benefits	.6	.5	1.9	301.4
Cash flow hedges	(.8)	(1.3)	(2.2)	(1.6)
Other comprehensive income (loss), net of tax	9.3	(29.5)	(45.8)	282.7
Total comprehensive income, net of tax	$159.8	$115.1	$318.6	$423.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Operating Activities
Net income	$364.4	$141.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113.7	105.3
Amortization	36.1	28.1
Provision for credit losses and sales returns	50.4	42.4
Stock-based compensation	12.1	25.5
Pension plan settlements and related charges	—	446.9
Deferred taxes and other non-cash taxes	17.1	(176.4)
Other non-cash expense and loss (income and gain), net	35.3	17.5
Changes in assets and liabilities and other adjustments	(187.3)	(163.4)
Net cash provided by operating activities	441.8	467.0

Investing Activities
Purchases of property, plant and equipment	(91.7)	(132.9)
Purchases of software and other deferred charges	(13.8)	(27.4)
Proceeds from sales of property, plant and equipment	.2	7.7
Proceeds from insurance and sales (purchases) of investments, net	5.2	3.5
Payments for acquisition, net of cash acquired, and investments in businesses	(262.8)	(6.5)
Net cash used in investing activities	(362.9)	(155.6)

Financing Activities
Net increase (decrease) in borrowings (maturities of three months or less)	(57.1)	68.9
Additional borrowings under revolving credit facility	500.0	—
Repayments of revolving credit facility	(500.0)	—
Additional long-term borrowings	493.7	—
Repayments of long-term debt and finance leases	(268.9)	(17.7)
Dividends paid	(145.2)	(141.3)
Share repurchases	(52.2)	(204.3)
Net (tax withholding) proceeds related to stock-based compensation	(20.0)	(17.4)
Payments of contingent consideration	—	(1.6)
Net cash used in financing activities	(49.7)	(313.4)

Effect of foreign currency translation on cash balances	1.8	(5.8)
Increase (decrease) in cash and cash equivalents	31.0	(7.8)
Cash and cash equivalents, beginning of year	253.7	232.0
Cash and cash equivalents, end of period	$284.7	$224.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

The unaudited Condensed Consolidated Financial Statements and notes thereto in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2019 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. These unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of future results.

We expect the effects of the coronavirus/COVID-19 pandemic (collectively referred to herein as "COVID-19") to negatively impact our financial position, results of operations, and cash flows in fiscal year 2020, most significantly in our Retail Branding and Information Solutions ("RBIS") and Industrial and Healthcare Materials reportable segments.

The unaudited Condensed Consolidated Financial Statements presented herein reflect our current estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods presented.

Fiscal Periods

The three and nine months ended September 26, 2020 and September 28, 2019 consisted of thirteen-week and thirty-nine week periods, respectively.

Accounting Guidance Update

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

Note 2. Acquisitions

On February 28, 2020, we completed the acquisition of Smartrac’s Transponder (RFID Inlay) division ("Smartrac"), a manufacturer of radio-frequency identification (“RFID”) products, for consideration of approximately $255 million (€238 million). We believe this acquisition enhances our research and development capabilities, expands our product lines, and provides added manufacturing capacity. Consistent with the time allowed to complete our assessment, our valuation of certain acquired assets and liabilities, including environmental liabilities and income taxes, is preliminary. This acquisition was not material to our unaudited Condensed Consolidated Financial Statements.

Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions

Changes in the net carrying amount of goodwill for the nine months ended September 26, 2020 by reportable segment are shown below.

	Label and	Retail Branding	Industrial and
	Graphic	and Information	Healthcare
(In millions)	Materials	Solutions	Materials	Total
Goodwill as of December 28, 2019	$407.8	$349.3	$173.7	$930.8
Acquisition(1)	–	109.6	–	109.6
Translation adjustments	9.3	5.4	4.2	18.9
Goodwill as of September 26, 2020	$417.1	$464.3	$177.9	$1,059.3

(1)Goodwill acquired related to the acquisition of Smartrac. The amount of goodwill recognized is not expected to be deductible for income tax purposes.

The duration and severity of COVID-19 could result in future impairment charges to our reportable segments’ goodwill balances. While we have concluded that a triggering event did not occur during the nine months ended September 26, 2020, a prolonged pandemic could significantly impact our results of operations and result in changes to the assumptions we utilize in determining the estimated fair values of goodwill, which could trigger an impairment.

Avery Dennison Corporation

Finite-Lived Intangible Assets

In connection with the Smartrac acquisition, we acquired approximately $78 million of identifiable intangible assets, which consisted of customer relationships, trade names and trademarks, and patents and other acquired technology. We utilized the income approach to estimate the fair values of acquired identifiable intangibles, primarily using Level 3 inputs. The discount rate we used to value these assets was 13.5%.

The table below summarizes the amounts and useful lives of these intangible assets as of the acquisition date.

		Amortization
	Amount	period
	(in millions)	(in years)
Patents and other acquired technology	$60.0	11
Customer relationships	16.0	6
Trade names and trademarks	2.0	5

Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Note 4. Debt

In March 2020, we issued $500 million of senior notes, due April 2030. These senior notes bear an interest rate of 2.65% per year, payable semiannually in arrears. Our net proceeds from the offering, after deducting underwriting discounts and offering expenses, were $493.7 million, which we used to repay both existing indebtedness under our commercial paper program used to fund our Smartrac acquisition and our $250 million of senior notes that matured in April 2020.

In the second quarter of 2020, we also repaid $15 million of medium-term notes that matured in June 2020.

The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations.  The fair value of our total debt was $2.37 billion at September 26, 2020 and $2.05 billion at December 28, 2019. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

In February 2020, we amended and restated our $800 million revolving credit facility (the “Revolver”), eliminating one of the financial covenant requirements and extending the maturity date to February 13, 2025. The maturity date may be extended for a one-year period under certain circumstances. The commitments under the Revolver may be increased by up to $400 million, subject to lender approvals and customary requirements. No balance was outstanding under the Revolver as of September 26, 2020 or December 28, 2019. As of both September 26, 2020 and December 28, 2019, we were in compliance with our financial covenants under the Revolver.

Note 5. Pension and Other Postretirement Benefits

Defined Benefit Plans

We sponsor a number of defined benefit plans, the accrual of benefits under some of which has been frozen, covering eligible employees in the U.S. and certain other countries.  Benefits payable to an employee are based primarily on years of service and the employee’s compensation during his or her employment with us.  For the three months and nine months ended September 26, 2020, the net periodic benefit cost related to our U.S. and international plans was not material. For the three months and nine months ended September 28, 2019, the combined net periodic benefit cost related to our U.S. and international plans was $2.1 million and $3.2 million and $451.8 million and $9.7 million, respectively.  Included in the net periodic benefit cost for our U.S. plans for the nine months ended September 28, 2019 was a loss on settlement of $446.9 million related to the termination of the Avery Dennison Pension Plan (the “ADPP”), a U.S. defined benefit plan. This loss was partially offset by related tax benefits of approximately $179 million.  Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

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

Service cost and components of net periodic benefit cost (credit) other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense (income), net” in the unaudited Condensed Consolidated Statements of Income, respectively.

We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations.  We did not incur significant costs related to these benefits in the nine months ended September 26, 2020 or September 28, 2019.

Note 6. Cost Reduction Actions

2019/2020 Actions

During the nine months ended September 26, 2020, we recorded $52.7 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 2,050 positions at numerous locations across our company, which primarily included actions in our Label and Graphic Materials (“LGM”) and RBIS reportable segments. The actions in LGM were primarily associated with the consolidation of our graphics business in Europe, in part in response to COVID-19. The actions in RBIS were primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to COVID-19.

During the nine months ended September 26, 2020, restructuring charges and payments were as follows:

		Charges,			Foreign
	Accrual at	Net of	Cash	Non-cash	Currency	Accrual at
(In millions)	December 28, 2019	Reversals	Payments	Impairment	Translation	September 26, 2020
2019/2020 Actions
Severance and related costs	$21.9	$46.4	$(32.3)	$—	$1.6	$37.6
Asset impairment	—	6.2	—	(6.2)	—	—

2018/2019 Actions
Severance and related costs	6.5	—	(6.4)	—	.1	.2
Lease cancellation costs	.3	—	—	—	—	.3
Total	$28.7	$52.6	$(38.7)	$(6.2)	$1.7	$38.1

Accruals for severance and related costs, as well as lease cancellation costs, were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets, less selling costs, if applicable. Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.

The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Restructuring charges, net of reversals, by reportable segment and Corporate
Label and Graphic Materials	$1.4	$1.2	$27.6	$13.9
Retail Branding and Information Solutions	2.9	1.2	16.6	3.4
Industrial and Healthcare Materials	6.6	.9	8.6	4.2
Corporate	—	—	(.2)	—
Total	$10.9	$3.3	$52.6	$21.5

Avery Dennison Corporation

Note 7. Financial Instruments

We enter into foreign exchange hedge contracts to reduce our risk from foreign exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S. We also enter into futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases of natural gas. The impact of these foreign exchange and commodities hedge activities on our unaudited Condensed Consolidated Financial Statements was not significant.

Following our Smartrac acquisition and our issuance of senior notes in March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars.  These contracts have been designated as cash flow hedges.  The fair value of these contracts as of September 26, 2020 was $(14.8) million and was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 11, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.

Note 8. Taxes Based on Income

The following table summarizes our income before taxes, provision for (benefit from) income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Income before taxes	$197.8	$179.9	$482.0	$84.2
Provision for (benefit from) income taxes	46.3	34.6	114.8	(58.9)
Effective tax rate	23.4%	19.2%	23.8%	(70.0)%

Our provision for (benefit from) income taxes for the three and nine months ended September 26, 2020 included $4.5 million and $15 million, respectively, of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”).  Our provision for (benefit from) income taxes for the three and nine months ended September 26, 2020 also reflected a net discrete tax benefit resulting from adjustments for changes in our estimates upon the completion of the 2019 U.S. federal tax return.  Our provision for (benefit from) income taxes for the nine months ended September 26, 2020 also reflected the following discrete items: (i) $13.9 million of net tax benefit primarily from decreases in certain tax reserves, including associated interest and penalties, as a result of closing tax years and effective settlements of certain foreign tax audits, partially offset by additional interest and penalty accruals and (ii) tax benefit related to excess tax benefits associated with stock-based payments.

Our provision for (benefit from) income taxes for the three and nine months ended September 26, 2020 was not materially affected by COVID-19.  Moreover, our ability to generate sufficient taxable income was not adversely affected in certain jurisdictions where a significant portion of our net deferred tax assets is concentrated.  Our provision for (benefit from) income taxes for the three and nine months ended September 26, 2020 was not materially impacted by the stimulus packages and subsequent interpretations enacted in the U.S. and other countries to provide economic relief to businesses in response to COVID-19.

Our provision for (benefit from) income taxes for the three and nine months ended September 28, 2019 included $4.6 million and $15 million, respectively, of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII.  Effective in 2019, we implemented certain structural changes to better align with our operational strategies, one benefit of which was to reduce our base erosion payments below the U.S. statutory minimum threshold.  As a result, our provision for (benefit from) income taxes for the three and nine months ended September 28, 2019 did not include tax charges related to Base Erosion Anti-Abuse Tax. Our provision for (benefit from) income taxes for the three and nine months ended September 28, 2019 reflected $8.4 million of tax benefit due to the effective settlement of certain German tax audits for tax years 2011-2014. Our provision for (benefit from) income taxes for the nine months ended September 28, 2019 also primarily reflected the following discrete items: (i) $8 million of tax benefit related to excess tax benefits associated with stock-based payments and (ii) approximately $179 million of tax benefit related to the effective settlement of the ADPP, $102 million of which was the related tax effect on the pretax charge of $446.9 million and $77 million of which was related to the release of stranded tax effects in

Avery Dennison Corporation

“Accumulated other comprehensive income” through the unaudited Condensed Consolidated Statements of Income. The tax effects were stranded primarily as a result of the U.S. federal tax rate change under the U.S. Tax Cuts and Jobs Act. Refer to Note 5, “Pension and Other Postretirement Benefits,” to the unaudited Condensed Consolidated Financial Statements for more information on the termination of the ADPP.

The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world.  Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.  The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision and the related liabilities.  To date, we and our U.S. subsidiaries have completed the IRS’ Compliance Assurance Process Program through 2017. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.

During the third quarter of 2020, we completed an analysis related to a foreign withholding tax regime that could be interpreted to subject us to withholding tax compliance requirements on certain cross-border intellectual property transactions for years remaining open under the applicable statutes of limitations.  Our interpretation concluded that the application of the withholding tax regime would not have a material impact on our financial position, results of operations or cash flows.

On July 20, 2020, the U.S. Department of Treasury released final regulations that provide certain U.S. taxpayers with an annual election to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions.  These regulations apply beginning with our 2021 tax year with an option to retroactively apply them to our 2018 through 2020 tax years.  During the third quarter of 2020, we did not reflect any impacts of this provision as we have not yet made our determination on whether to make the election for each of the applicable tax years.  We continue to evaluate the impact of these regulations and currently anticipate that the benefits from electing these exclusions on our original or amended returns may be significant for certain years.  We will reflect the impacts on our provision for (benefit from) income taxes upon the completion of our evaluation within the time allowed under applicable regulations.

Subsequent to the end of the third quarter of 2020, we met with tax authorities in a foreign jurisdiction on an audit for tax years 2016-2019 to discuss the application of incentive tax rates to our activities in the jurisdiction for those years.  The response received during the meeting and in subsequent correspondence may lead to a change in our judgment with regard to our uncertain tax positions, which may have a significant adverse effect on our provision for (benefit from) income taxes in 2020.

It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $3 million, primarily as a result of audit settlements, changes in our judgment, including the foreign audit matter described above, and closing tax years.

Avery Dennison Corporation

Note 9. Net Income Per Common Share

Net income per common share was computed as follows:

		Three Months Ended		Nine Months Ended
(In millions, except per share amounts)		September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(A)	Net income available to common shareholders	$150.5	$144.6	$364.4	$141.1
(B)	Weighted average number of common shares outstanding	83.5	84.0	83.4	84.2
	Dilutive shares (additional common shares issuable under stock-based awards)	.5	.8	.6	.9
(C)	Weighted average number of common shares outstanding, assuming dilution	84.0	84.8	84.0	85.1
Net income per common share: (A) ÷ (B)		$1.80	$1.72	$4.37	$1.68
Net income per common share, assuming dilution: (A) ÷ (C)		$1.79	$1.71	$4.34	$1.66

Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three and nine months ended September 26, 2020 or September 28, 2019.

Avery Dennison Corporation

Note 10. Supplemental Equity and Comprehensive Income Information

Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$840.0	$857.7	$874.0	$872.0
Issuance of shares under stock-based compensation plans(1)	10.3	7.1	(23.7)	(7.2)
Ending balance	$850.3	$864.8	$850.3	$864.8
Retained earnings
Beginning balance	$3,100.2	$2,762.3	$2,979.1	$2,864.9
Net income	150.5	144.6	364.4	141.1
Issuance of shares under stock-based compensation plans(1)	—	—	(3.3)	(13.4)
Contribution of shares to 401(k) Plan(1)	3.2	3.4	10.5	10.4
Dividends	(48.4)	(48.6)	(145.2)	(141.3)
Ending balance	$3,205.5	$2,861.7	$3,205.5	$2,861.7
Treasury stock at cost
Beginning balance	$(2,447.2)	$(2,311.8)	$(2,425.1)	$(2,223.9)
Repurchase of shares for treasury	(7.0)	(87.7)	(52.2)	(204.3)
Issuance of shares under stock-based compensation plans(1)	.9	3.5	19.5	27.6
Contribution of shares to 401(k) Plan(1)	1.9	2.1	6.4	6.7
Ending balance	$(2,451.4)	$(2,393.9)	$(2,451.4)	$(2,393.9)
Accumulated other comprehensive loss
Beginning balance	$(403.2)	$(369.8)	$(348.1)	$(682.0)
Other comprehensive income (loss), net of tax(2)	9.3	(29.5)	(45.8)	282.7
Ending balance	$(393.9)	$(399.3)	$(393.9)	$(399.3)

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

Dividends per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Dividends per common share	$.58	$.58	$1.74	$1.68

Changes in Accumulated Other Comprehensive Loss

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 26, 2020 were as follows:

		Pension and
	Foreign	Other
	Currency	Postretirement	Cash Flow
(In millions)	Translation	Benefits	Hedges	Total
Balance as of December 28, 2019	$(245.1)	$(101.8)	$(1.2)	$(348.1)
Other comprehensive income (loss) before reclassifications, net of tax	(45.5)	—	(2.3)	(47.8)
Reclassifications to net income, net of tax	—	1.9	.1	2.0
Net current-period other comprehensive income (loss), net of tax	(45.5)	1.9	(2.2)	(45.8)
Balance as of September 26, 2020	$(290.6)	$(99.9)	$(3.4)	$(393.9)

Avery Dennison Corporation

The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 28, 2019 were as follows:

		Pension and
	Foreign	Other
	Currency	Postretirement	Cash Flow
(In millions)	Translation	Benefits	Hedges	Total
Balance as of December 29, 2018	$(247.4)	$(434.3)	$(.3)	$(682.0)
Other comprehensive income (loss) before reclassifications, net of tax(1)	(17.1)	36.0	(.9)	18.0
Reclassifications to net income, net of tax(2)	—	265.4	(.7)	264.7
Net current-period other comprehensive income (loss), net of tax	(17.1)	301.4	(1.6)	282.7
Balance as of September 28, 2019	$(264.5)	$(132.9)	$(1.9)	$(399.3)

(1)Other comprehensive income (loss) before reclassifications, net of tax, for pension and other postretirement benefits related to the remeasurement of the ADPP’s net pension obligations and included tax of $10.7.

(2)Reclassifications to net income for pension and other postretirement benefits included losses of $444.7 and related tax of $179.3, which were recorded in “Other non-operating expense (income), net” and “Provision for (benefit from) income taxes,” respectively.

Note 11. Fair Value Measurements

Recurring Fair Value Measurements

The assets and liabilities carried at fair value, measured on a recurring basis, as of September 26, 2020 were as follows:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Investments	$33.0	$27.1	$5.9	$—
Derivative assets	8.3	.2	8.1	—
Bank drafts	19.5	19.5	—	—
Liabilities
Derivative liabilities	$24.1	$—	$24.1	$—

The assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2019 were as follows:

		Fair Value Measurements Using
			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Investments	$30.6	$26.0	$4.6	$—
Derivative assets	5.2	—	5.2	—
Bank drafts	21.3	21.3	—	—
Liabilities
Derivative liabilities	$6.0	$.4	$5.6	$—

Avery Dennison Corporation

Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value.  As of September 26, 2020, investments of $.9 million and $32.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 28, 2019, investments of $.4 million and $30.2 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets.  Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.

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

As of September 26, 2020, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.

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

Avery Dennison Corporation

The activity related to our environmental liabilities for the nine months ended September 26, 2020 was as follows:

(In millions)
Balance at December 28, 2019	$21.4
Charges, net of reversals	.8
Payments	(2.7)
Balance at September 26, 2020	$19.5

Approximately $9 million and $10 million, respectively, of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of September 26, 2020 and December 28, 2019.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$320.7	$315.8	$963.9	$947.6
Europe	404.6	429.5	1,272.2	1,331.6
Asia	264.4	266.8	736.4	790.1
Latin America	84.1	99.0	245.2	284.0
Other international	71.6	74.0	202.7	216.4
Total Label and Graphic Materials	1,145.4	1,185.1	3,420.4	3,569.7
Retail Branding and Information Solutions:
Apparel	371.5	353.8	985.1	1,077.3
Printer Solutions	54.6	53.0	137.8	146.1
Total Retail Branding and Information Solutions	426.1	406.8	1,122.9	1,223.4
Industrial and Healthcare Materials	157.6	169.5	437.3	504.1
Net sales to unaffiliated customers	$1,729.1	$1,761.4	$4,980.6	$5,297.2

Avery Dennison Corporation

Additional Segment Information

Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Intersegment sales
Label and Graphic Materials	$19.8	$18.2	$55.1	$59.5
Retail Branding and Information Solutions	7.3	5.6	19.4	14.8
Industrial and Healthcare Materials	2.0	1.5	4.8	7.0
Intersegment sales	$29.1	$25.3	$79.3	$81.3
Income before taxes
Label and Graphic Materials	$173.1	$159.0	$483.1	$460.6
Retail Branding and Information Solutions	47.0	45.7	67.2	147.5
Industrial and Healthcare Materials	12.5	17.7	34.9	47.8
Corporate expense	(19.1)	(22.7)	(49.0)	(65.5)
Interest expense	(15.6)	(19.0)	(54.4)	(58.0)
Other non-operating expense (income), net	(.1)	(.8)	.2	(448.2)
Income before taxes	$197.8	$179.9	$482.0	$84.2
Other expense (income), net, by reportable segment and Corporate
Label and Graphic Materials	$1.4	$1.2	$28.3	$13.2
Retail Branding and Information Solutions	4.4	1.2	20.6	.9
Industrial and Healthcare Materials	6.6	.9	8.6	4.2
Corporate	—	3.4	(.2)	3.4
Other expense (income), net	$12.4	$6.7	$57.3	$21.7
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$6.5	$3.3	$46.4	$19.8
Asset impairment charges and lease cancellation costs	4.4	—	6.2	1.7
Other items:
Loss on investment	1.5	—	1.5	—
Transaction and related costs	—	—	3.2	—
Legal settlement	—	3.4	—	3.4
Gain on sales of assets	—	—	—	(3.2)
Other expense (income), net	$12.4	$6.7	$57.3	$21.7

Note 14. Supplemental Financial Information

Inventories

The table below summarizes the amounts in inventory, net.

(In millions)	September 26, 2020	December 28, 2019
Raw materials	$249.4	$231.6
Work-in-progress	190.1	201.0
Finished goods	223.1	230.4
Inventories, net	$662.6	$663.0

Avery Dennison Corporation

Property, Plant and Equipment

The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	September 26, 2020	December 28, 2019
Property, plant and equipment	$3,301.5	$3,171.6
Accumulated depreciation	(2,067.6)	(1,960.9)
Property, plant and equipment, net	$1,233.9	$1,210.7

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

The activity for the nine months ended September 26, 2020 related to our allowance for credit losses was as follows:

(In millions)
Balance at December 28, 2019	$27.1
Provision for credit losses(1)	20.0
Amounts written off	(2.3)
Other, including foreign currency translation	1.0
Balance at September 26, 2020	$45.8

(1)Primarily reflects estimated impacts on customers as a result of COVID-19.

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

Our non-GAAP financial measures exclude the impact of certain events, activities or decisions.  The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period.  By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, legal settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, gains or losses on investments and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures.  While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.

We use these non-GAAP financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period.

We use the following non-GAAP financial measures in this MD&A:

●	Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation, and, where applicable, currency adjustment for transitional reporting of highly inflationary economies (Argentina) and the reclassification of sales between segments. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of currency fluctuations.
●	Organic sales change refers to sales change ex. currency, excluding the estimated impact of product line exits, acquisitions and divestitures, and, where applicable, an extra week in our fiscal year.

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of coronavirus/COVID-19 (collectively referred to herein as “COVID-19”) a pandemic, which has continued spreading throughout the U.S. and the world, resulting in governmental authorities implementing numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.

The safety and well-being of our employees has been and will continue to be our top priority during this global crisis, followed immediately by continuing to deliver high quality products and service to our customers. We created global, regional, and local emergency response teams to manage immediate priorities, recognizing that some of our businesses serve a critical role in supply chains for essential goods such as food, hygiene, and pharmaceutical products, as well as e-commerce. To support the health and well-being of our employees, customers, partners and communities, the majority of our office-based employees continue to work remotely and some of our operations limited production or ceased operations for short periods of time. We leveraged learnings from our early experience in China to develop safety protocols for our manufacturing facilities to re-open and/or remain operational, and established work-from-home protocols for office workers. To support the well-being of our employees, we ensured that they continued to receive full pay during the initial weeks of facility closures, and, where closures were later extended in jurisdictions with weaker social safety nets, particularly in our Retail Branding and Information Solutions (“RBIS”) reportable segment, provided longer periods of salary continuation.

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

Overall, the pandemic has had a negative impact on our consolidated financial results year-to-date. Net sales for the second quarter of 2020 were down approximately 15% from the same period last year. However, we experienced sequential improvement in the third quarter of 2020, with our net sales for the period down approximately 2% from the same period last year, which was significantly better than we anticipated at the start of the quarter. While our label and packaging materials largely serve essential categories and experienced higher demand as a result of the pandemic in mid-March through May, demand slowed late in the second quarter and moderated in the third quarter. Sales of graphics products as well as sales in our RBIS reportable segment declined significantly in April due to lower demand, though we experienced sequential improvement during the rest of the second quarter and the third quarter. Additionally, sales in our Industrial and Healthcare Materials (“IHM”) reportable segment declined significantly in the second quarter mainly due to reduced industrial demand, particularly in automotive end markets, although we experienced sequential improvement in the third quarter.

We expect that the pandemic will have a negative impact for the fourth quarter and full year 2020. While we experienced sequential improvements in the third quarter of 2020, demand is lower across our businesses. We are unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macroeconomic impacts.  We are actively managing this dynamic environment and have updated our scenario planning to reflect the unique aspects of the pandemic.

Avery Dennison Corporation

We have continued to execute various long-term productivity and temporary cost saving actions to manage the downturn.  These have included deferrals of planned compensation increases, hiring freezes, overtime and temporary labor reductions, shift reductions and furloughs, temporary production shutdowns, and travel and other discretionary spending reductions. While our balance sheet is strong and we have ample liquidity, during the first quarter of 2020, we drew down $500 million under our $800 million revolving credit facility (“Revolver”) because commercial paper markets were temporarily unavailable as a result of the pandemic. During the second quarter, we were able to access commercial paper markets and repaid the entire $500 million we had drawn down from our Revolver.  Additionally, we have curtailed a portion of our planned capital spending for 2020, while protecting our long-term investments in high value product categories, and have heightened our focus on working capital management.  We temporarily paused repurchasing shares during the second quarter of 2020 and resumed repurchases late in the third quarter of 2020. In the initial stages of the pandemic, we maintained our dividend rate; in October, we increased the rate by approximately 7%. We expect that our current cash and cash equivalents and the cash flows generated from operations will be sufficient to meet our operating requirements through this downturn.

We continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Net Sales

The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended	Nine Months Ended
	September 26, 2020	September 26, 2020
Reported sales change	(2)%	(6)%
Foreign currency translation	1	2
Sales change ex. currency(1)	(1)	(4)
Acquisitions	(2)	(2)
Organic sales change(1)	(4)%	(6)%

(1)Totals may not sum due to rounding

In the three and nine months ended September 26, 2020, net sales decreased on an organic basis compared to the same period in the prior year primarily due to the impact of COVID-19 on our markets and customers.

Net Income

Net income increased from approximately $141 million in the first nine months of 2019 to approximately $364 million for the first nine months of 2020.   Major factors affecting the change in net income included the following:

●	Prior-year settlement loss from U.S. pension plan termination
●	Benefits from productivity initiatives , including temporary cost reduction actions, and savings from restructuring actions, net of transition costs
●	Net impact of pricing and raw material input costs

Offsetting factors:

●	Lower sales primarily due to the impact of COVID-19
●	Higher restructuring charges
●	Increased allowance for credit losses primarily as a result of COVID-19
●	Impact of foreign currency translation

Avery Dennison Corporation

Acquisition

On February 28, 2020, we completed the acquisition of Smartrac’s Transponder (RFID Inlay) division (“Smartrac”), a manufacturer of radio-frequency identification (“RFID”) products, for consideration of approximately $255 million (€238 million). We believe this acquisition enhances our research and development capabilities, expands our product lines, and provides added manufacturing capacity. Consistent with the time allowed to complete our assessment, our valuation of certain acquired assets and liabilities, including environmental liabilities and income taxes, is preliminary. This acquisition was not material to our unaudited Condensed Consolidated Financial Statements.

Cost Reduction Actions

2019/2020 Actions

During the nine months ended September 26, 2020, we recorded $52.7 million in restructuring charges related to our 2019/2020 actions.  These charges consisted of severance and related costs for the reduction of approximately 2,050 positions at numerous locations across our company, which primarily included actions in our Label and Graphic Materials (“LGM”) and RBIS reportable segments. The actions in LGM were primarily associated with the consolidation of our graphics business in Europe, in part in response to COVID-19. The actions in RBIS were primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to COVID-19.

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

Accounting Guidance Update

Refer to Note 1, “General,” to the unaudited Condensed Consolidated Financial Statements for this information.

Cash Flow

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Net cash provided by operating activities	$441.8	$467.0
Purchases of property, plant and equipment	(91.7)	(132.9)
Purchases of software and other deferred charges	(13.8)	(27.4)
Proceeds from sales of property, plant and equipment	.2	7.7
Proceeds from insurance and sales (purchases) of investments, net	5.2	3.5
Contributions for U.S. pension plan termination	—	9.5
Free cash flow	$341.7	$327.4

During the first nine months of 2020, net cash provided by operating activities decreased compared to the same period last year primarily due to changes in operational working capital, partially offset by lower payroll and incentive compensation payments, lower pension plan contributions, and lower severance payments related to restructuring actions. During the first nine months of 2020, free cash flow increased compared to the same period last year primarily due to a decrease in purchases of property, plant and equipment and reduced purchases of software and other deferred charges, partially offset by a decrease in net cash provided by operating activities and lower proceeds from sales of property, plant and equipment.

Avery Dennison Corporation

Outlook

Certain factors that we believe may contribute to our 2020 results are described below:

●	We expect net sales to decline as a result of COVID-19, although the amount of the decline is uncertain at this time.
●	We anticipate partially offsetting the negative impact of COVID-19 on volume with approximately $150 million of net temporary cost savings.
●	We estimate restructuring charges of approximately $60 million, including asset impairment charges recognized during the first nine months of 2020.
●	We anticipate incremental savings from restructuring actions, net of transition costs, of $60 million to $70 million.
●	We expect our full year effective tax rate to be approximately 24%.
●	Based on recent foreign currency exchange rates, we expect foreign currency translation to reduce our net sales by approximately 1% and our operating income by approximately $9 million.
●	We anticipate capital and software expenditures of $165 million to $175 million.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER

Income Before Taxes

	Three Months Ended
(In millions, except percentages)	September 26, 2020	September 28, 2019
Net sales	$1,729.1	$1,761.4
Cost of products sold	1,244.9	1,289.7
Gross profit	484.2	471.7
Marketing, general and administrative expense	258.3	265.3
Other expense (income), net	12.4	6.7
Interest expense	15.6	19.0
Other non-operating expense (income), net	.1	.8
Income before taxes	$197.8	$179.9

Gross profit margin	28.0%	26.8%

Gross Profit Margin

Gross profit margin for the third quarter of 2020 increased compared to the same period last year primarily reflecting benefits from productivity initiatives, including temporary cost reduction actions, material re-engineering and savings from restructuring actions, net of transition costs, and the net benefit of pricing and raw material input costs, partially offset by the impact of lower volume and unfavorable product mix.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the third quarter of 2020 compared to the same period last year primarily due to benefits from productivity initiatives, including temporary cost reduction actions,and savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs.

Avery Dennison Corporation

Other Expense (Income), Net

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$6.5	$3.3
Asset impairment charges	4.4	—
Other items:
Loss on investment	1.5	—
Legal settlement	—	3.4
Other expense (income), net	$12.4	$6.7

Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.

Interest Expense

Interest expense decreased in the third quarter of 2020 compared to the same period last year primarily reflecting lower borrowing rates from recently issued long-term debt.

Other Non-Operating Expense (Income), Net

Other non-operating expense decreased in the third quarter of 2020 compared to the same period last year primarily due to lower pension costs.

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	September 26, 2020	September 28, 2019
Income before taxes	$197.8	$179.9
Provision for (benefit from) income taxes	46.3	34.6
Equity method investment (losses) gains	(1.0)	(.7)
Net income	$150.5	$144.6
Per share amounts:
Net income per common share	$1.80	$1.72
Net income per common share, assuming dilution	1.79	1.71

Effective tax rate	23.4%	19.2%

Provision for (Benefit from) Income Taxes

Our effective tax rate for the three months ended September 26, 2020 was 23.4% compared to 19.2% in the same period last year.  The tax rate increase was primarily due to higher discrete benefits related to effective settlements of certain foreign tax audits in 2019.  Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER

Operating income refers to income before taxes, interest and other non-operating expense (income), net.

Label and Graphic Materials

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019
Net sales including intersegment sales	$1,165.2	$1,203.3
Less intersegment sales	(19.8)	(18.2)
Net sales	$1,145.4	$1,185.1
Operating income(1)	173.1	159.0

(1)Included charges associated with restructuring actions in both years	$1.4	$1.2

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
September 26, 2020
Reported sales change	(3)%
Foreign currency translation	1
Sales change ex. currency(1)	(3)
Acquisitions	—
Organic sales change(1)	(3)%

(1)Totals may not sum due to rounding

In the third quarter of 2020, net sales decreased on an organic basis compared to the same period in the prior year primarily due to unfavorable volume/mix and raw material deflation-related price reductions.  On an organic basis, net sales were comparable in emerging markets, increased by a low-single digit rate in North America and decreased by approximately 10% in Western Europe.

Operating Income

Operating income increased in the third quarter of 2020 compared to the same period last year primarily due to benefits from productivity initiatives, including temporary cost reduction actions, material re-engineering, and savings from restructuring actions, net of transition costs, as well as, benefits from raw material deflation, net of pricing, partially offset by higher employee-related costs and unfavorable volume/mix.

Retail Branding and Information Solutions

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019
Net sales including intersegment sales	$433.4	$412.4
Less intersegment sales	(7.3)	(5.6)
Net sales	$426.1	$406.8
Operating income(1)	47.0	45.7

(1)Included charges associated with restructuring actions in both years and loss on investment in 2020	$4.4	$1.2

Avery Dennison Corporation

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
September 26, 2020
Reported sales change	5%
Foreign currency translation	1
Sales change ex. currency(1)	5
Acquisitions	(10)
Organic sales change(1)	(5)%

(1)Totals may not sum due to rounding

In the third quarter of 2020, net sales increased ex. currency compared to the same period in the prior year due to approximately 65 % increase in sales of RFID solutions in the segment, including the benefit of the Smartrac acquisition, partially offset by an approximately 12% decline in the base business due to lower demand for apparel. The substantial majority of our sales of RFID solutions are reported within our RBIS reportable segment. On an organic basis, net sales in the segment related to RFID solutions increased by a high-teens rate. Company-wide, sales of RFID solutions increased on an organic basis by approximately 20%.

Operating Income

Operating income increased in the third quarter of 2020 compared to the same period last year primarily due to benefits from productivity initiatives, including temporary cost reduction actions, and savings from restructuring actions, net of transition costs, partially offset by lower volume.

Industrial and Healthcare Materials

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019
Net sales including intersegment sales	$159.6	$171.0
Less intersegment sales	(2.0)	(1.5)
Net sales	$157.6	$169.5
Operating income(1)	12.5	17.7

(1)Included charges associated with restructuring in both years	$6.6	$.9

Net Sales

The factors impacting reported net sales change are shown in the table below.

Three Months Ended
September 26, 2020
Reported sales change	(7)%
Foreign currency translation	(1)
Sales change ex. currency(1)	(8)
Acquisitions	—
Organic sales change(1)	(8)%

(1)Totals may not sum due to rounding

In the third quarter of 2020, net sales decreased on an organic basis compared to the same period in the prior year primarily due to a mid-single digit decline in industrial categories and an approximately 11% decline in healthcare categories.

Operating Income

Operating income decreased in the third quarter of 2020 compared to the same period last year primarily due to lower volume and higher restructuring charges, partially offset by benefits from productivity initiatives, including temporary cost reduction actions and savings from restructuring actions, net of transition costs, as well as favorable product mix.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE

Income Before Taxes

	Nine Months Ended
(In millions, except percentages)	September 26, 2020	September 28, 2019
Net sales	$4,980.6	$5,297.2
Cost of products sold	3,628.4	3,877.8
Gross profit	1,352.2	1,419.4
Marketing, general and administrative expense	758.7	807.3
Other expense (income), net	57.3	21.7
Interest expense	54.4	58.0
Other non-operating expense (income), net	(.2)	448.2
Income before taxes	$482.0	$84.2

Gross profit margin	27.1%	26.8%

Gross Profit Margin

Gross profit margin for the first nine months of 2020 increased from the same period last year primarily reflecting the benefit of pricing and raw material input costs and benefits from productivity initiatives, including temporary cost reduction actions, material re-engineering and savings from restructuring actions, net of transition costs, partially offset by reduced fixed cost leverage and unfavorable product mix.

Marketing, General and Administrative Expense

Marketing, general and administrative expense decreased in the first nine months of 2020 compared to the same period last year primarily due to benefits from productivity initiatives, including temporary cost reduction actions, and savings from restructuring actions, net of transition costs, as well as, favorable foreign currency translation, partially offset by the impact of the Smartrac acquisition and increased allowance for credit losses.

Other Expense (Income), Net

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$46.4	$19.8
Asset impairment charges and lease cancellation costs	6.2	1.7
Other items:
Loss on investment	1.5	—
Transaction and related costs	3.2	—
Legal settlement	—	3.4
Gain on sales of assets	—	(3.2)
Other expense (income), net	$57.3	$21.7

Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.

Interest Expense

Interest expense decreased in the first nine months of 2020 compared to the same period last year reflecting lower borrowing rates on our outstanding indebtedness, partially offset by fees paid for borrowings under the Revolver.

Avery Dennison Corporation

Other Non-Operating Expense (Income), Net

Other non-operating expense decreased in the first nine months of 2020 compared to the same period last year primarily due to the prior year impact of the ADPP termination.

Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts and percentages)	September 26, 2020	September 28, 2019
Income before taxes	$482.0	$84.2
Provision for (benefit from) income taxes	114.8	(58.9)
Equity method investment (losses) gains	(2.8)	(2.0)
Net income	$364.4	$141.1
Per share amounts:
Net income per common share	$4.37	$1.68
Net income per common share, assuming dilution	4.34	1.66

Effective tax rate	23.8%	(70.0)%

Provision for (Benefit from) Income Taxes

Our effective tax rate for the nine months ended September 26, 2020 was 23.8% compared to (70.0)% in the same period last year.  The change in tax rate was due to the tax benefits from the settlement charges associated with the termination of the ADPP in the nine months ended September 28, 2019.  Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

We estimate our effective tax rate for fiscal year 2020 to be approximately 24%.  Our effective tax rate can vary from quarter to quarter due to a variety of factors, such as changes in the mix of earnings in countries with differing statutory tax rates, changes in tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision adjustments, tax impacts related to stock-based payments and execution of tax planning strategies.  We do not currently expect our effective tax rate to be significantly impacted by COVID-19.  However, this expectation may change if the duration or severity of COVID-19 is longer or more detrimental than currently estimated.

We continue to pursue planning opportunities in certain foreign jurisdictions primarily to react to the loss of concessionary tax rates.  We believe that we are on track to realize these opportunities.  We continue to evaluate factors that may significantly influence the amount of benefit to be recognized in fiscal year 2020.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE

Operating income refers to income before taxes, interest and other non-operating expense (income), net.

Label and Graphic Materials

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Net sales including intersegment sales	$3,475.5	$3,629.2
Less intersegment sales	(55.1)	(59.5)
Net sales	$3,420.4	$3,569.7
Operating income(1)	483.1	460.6

(1)Included charges associated with restructuring actions in both years, transaction and related costs in 2020, and gain on sale of assets in 2019	$28.3	$13.2

Avery Dennison Corporation

Net Sales

The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
September 26, 2020
Reported sales change	(4)%
Foreign currency translation	2
Sales change ex. currency(1)	(2)
Acquisitions	—
Organic sales change(1)	(2)%

(1) Totals may not sum due to rounding

In the first nine months of 2020, net sales decreased on an organic basis compared to the same period in the prior year due to the combined effects of lower volume/mix and raw material deflation-related price reductions.  On an organic basis, net sales decreased by a low-single digit rate in emerging markets, increased by a low-single digit rate in North America and decreased by a mid-single digit rate in Western Europe.

Operating Income

Operating income increased in the first nine months of 2020 compared to the same period last year primarily due to benefits from productivity initiatives, including temporary cost reduction actions, material re-engineering and savings from restructuring actions, net of transition costs, as well as, benefits from raw material deflation, net of pricing. These benefits were partially offset by unfavorable volume/mix, higher restructuring charges, unfavorable foreign currency translation, increased allowance for credit losses and higher employee-related costs.

Retail Branding and Information Solutions

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Net sales including intersegment sales	$1,142.3	$1,238.2
Less intersegment sales	(19.4)	(14.8)
Net sales	$1,122.9	$1,223.4
Operating income(1)	67.2	147.5

(1)Included charges associated with restructuring actions in both years, transaction and related costs and loss on investment in 2020, and gain on sale of assets in 2019	$20.6	$.9

Net Sales

The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
September 26, 2020
Reported sales change	(8)%
Foreign currency translation	1
Sales change ex. currency(1)	(7)
Acquisitions	(7)
Organic sales change(1)	(14)%

(1) Totals may not sum due to rounding

In the first nine months of 2020, net sales decreased ex. currency compared to the same period in the prior year due to an approximately 20% decline in the base business driven by temporary closures of apparel manufacturing sites and lower demand for apparel, partially offset by a nearly 30% increase in RFID solutions in the segment including the benefit of the Smartrac acquisition. The substantial majority of our sales of RFID solutions are reported within our RBIS reportable segment. On an organic basis, sales in the segment

Avery Dennison Corporation

related to RFID solutions increased by a low-single digit rate. Company-wide, sales of RFID solutions increased on an organic basis at a mid-single digit rate.

Operating Income

Operating income decreased in the first nine months of 2020 compared to the same period last year primarily due to lower volume, higher long-term growth-related investments, including costs associated with the Smartrac acquisition, higher restructuring charges and increased allowance for credit losses, partially offset by benefits from productivity initiatives, including temporary cost reduction actions and savings from restructuring actions, net of transition costs, as well as lower raw material costs and lower employee-related costs.

Industrial and Healthcare Materials

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Net sales including intersegment sales	$442.1	$511.1
Less intersegment sales	(4.8)	(7.0)
Net sales	$437.3	$504.1
Operating income(1)	34.9	47.8

(1)Included charges associated with restructuring in both years	$8.6	$4.2

Net Sales

The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
September 26, 2020
Reported sales change	(13)%
Foreign currency translation	1
Sales change ex. currency(1)	(12)
Acquisitions	—
Organic sales change(1)	(12)%

(1) Totals may not sum due to rounding

In the first nine months of 2020, net sales decreased on an organic basis compared to the same period in the prior year primarily due to a mid-teens rate decline in industrial categories and a mid-single digit decline in healthcare categories.

Operating Income

Operating income decreased in the first nine months of 2020 compared to the same period last year primarily due to lower volume and higher restructuring charges, partially offset by benefits from productivity initiatives, including temporary cost reduction actions and savings from restructuring actions, net of transition costs.

Avery Dennison Corporation

FINANCIAL CONDITION

Liquidity

Operating Activities

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Net income	$364.4	$141.1
Depreciation	113.7	105.3
Amortization	36.1	28.1
Provision for credit losses and sales returns	50.4	42.4
Stock-based compensation	12.1	25.5
Pension plan settlements and related charges	—	446.9
Deferred taxes and other non-cash taxes	17.1	(176.4)
Other non-cash expense and loss (income and gain), net	35.3	17.5
Changes in assets and liabilities and other adjustments	(187.3)	(163.4)
Net cash provided by operating activities	$441.8	$467.0

During the first nine months of 2020, net cash provided by operating activities decreased compared to the same period last year primarily due to changes in operational working capital, partially offset by lower payroll and incentive compensation payments, lower pension plan contributions, and lower severance payments related to restructuring actions.

Investing Activities

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Purchases of property, plant and equipment	$(91.7)	$(132.9)
Purchases of software and other deferred charges	(13.8)	(27.4)
Proceeds from sales of property, plant and equipment	.2	7.7
Proceeds from insurance and sales (purchases) of investments, net	5.2	3.5
Payments for acquisition, net of cash acquired, and investments in businesses	(262.8)	(6.5)
Net cash used in investing activities	$(362.9)	$(155.6)

Purchases of Property, Plant and Equipment

During the first nine months of 2020 and 2019, we invested in equipment to support growth in North America, Asia and Europe and to improve manufacturing productivity.

Purchases of Software and Other Deferred Charges

During the first nine months of 2020 and 2019, we invested in information technology upgrades worldwide. During the first nine months of 2019, we also invested in enterprise resource planning system implementations in North America.

Proceeds from Sales of Property, Plant and Equipment

During the first nine months of 2019, the majority of the proceeds from sales of property, plant and equipment was related to the sale of three properties in North America, Asia and Europe.

Proceeds from Insurance and Sales (Purchases) of Investments, Net

During the first nine months of 2020, we had lower net purchases of investments and lower proceeds from insurance associated with our corporate-owned life insurance policies compared to the same period last year.

Avery Dennison Corporation

Payments for Acquisition, Net of Cash Acquired, and Investments in Businesses

During the first nine months of 2020, we paid consideration, net of cash acquired, of approximately $255 million to acquire Smartrac, which we initially funded through commercial paper borrowings, and we invested in certain strategic unconsolidated businesses.  During the first nine months of 2019, we made investments in certain strategic unconsolidated businesses.

Financing Activities

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Net increase (decrease) in borrowings (maturities of three months or less)	$(57.1)	$68.9
Additional borrowings under revolving credit facility	500.0	—
Repayments of revolving credit facility	(500.0)	—
Additional long-term borrowings	493.7	—
Repayments of long-term debt and finance leases	(268.9)	(17.7)
Dividends paid	(145.2)	(141.3)
Share repurchases	(52.2)	(204.3)
Net (tax withholding) proceeds related to stock-based compensation	(20.0)	(17.4)
Payments of contingent consideration	—	(1.6)
Net cash used in financing activities	$(49.7)	$(313.4)

Borrowings and Repayment of Debt

Given the seasonality of our cash flow from operating activities, during the first nine months of 2020 and 2019, our commercial paper borrowings were used to fund dividend payments, share repurchases, and capital expenditures, and for other general corporate purposes.  During the first quarter of 2020, commercial paper borrowings were also used to fund the Smartrac acquisition, with those borrowings subsequently repaid using the net proceeds of $493.7 million from the $500 million of senior notes we issued in March 2020. We used the remaining proceeds from these notes to repay the $250 million aggregate principal amount of senior notes that matured in April 2020.  In the second quarter of 2020, we also repaid $15 million of medium-term notes that matured in June 2020.

In the first quarter of 2020, in light of uncertainty as a result of COVID-19 regarding the availability of commercial paper, which we typically rely upon to fund our day-to-day operational needs, and the relatively favorable terms under our recently-extended $800 million Revolver, we borrowed $500 million from the Revolver with a six-month duration. This amount was repaid in June 2020.

Refer to Note 4, “Debt” to the unaudited Condensed Consolidated Financial Statements for more information.

Dividends Paid

We paid dividends of $1.74 per share in the first nine months of 2020 compared to $1.68 per share in the same period last year. In April 2019, we increased our quarterly dividend to $.58 per share, representing an increase of approximately 12% from our previous dividend rate of $.52 per share. In October 2020, we increased our quarterly dividend to $.62, representing an increase of approximately 7%.

Share Repurchases

During the first nine months of 2020 and 2019, we repurchased approximately .4 million and 2 million shares of our common stock, respectively.  In the first quarter of 2020, we temporarily paused share repurchase activity as a result of COVID-19. We resumed the repurchase of shares late in the third quarter of 2020.

Analysis of Selected Balance Sheet Accounts

Long-lived Assets

In the nine months ended September 26, 2020, goodwill increased by approximately $129 million to $1.06 billion, which reflected the preliminary valuation of goodwill associated with the Smartrac acquisition and the impact of foreign currency translation.

In the nine months ended September 26, 2020, other intangibles resulting from business acquisitions, net, increased by approximately $68 million to $194.1 million, which reflected the valuation of other intangibles from the Smartrac acquisition and the impact of foreign currency translation, partially offset by current year amortization expense.

Avery Dennison Corporation

Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Shareholders’ Equity Accounts

As of September 26, 2020, the balance of our shareholders’ equity was $1.33 billion. Refer to Note 10, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Impact of Foreign Currency Translation

Nine Months Ended
(In millions)	September 26, 2020
Change in net sales	$(103)

International operations generated approximately 75% of our net sales during the nine months ended September 26, 2020.  Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

The unfavorable impact of foreign currency translation on net sales in the first nine months of 2020 compared to the same period last year was primarily related to sales in Brazil and China, euro-denominated sales, and sales in India.

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

Analysis of Selected Financial Ratios

We utilize the financial ratios discussed below to assess our financial condition and operating performance.  We believe this information assists our investors in understanding drivers of our cash flow other than net income  and capital expenditures.

Operational Working Capital Ratio

Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the third quarter of 2020, was higher compared to the third quarter of 2019.

(In millions, except percentages)	September 26, 2020	September 28, 2019
(A) Working capital	$558.5	$65.5
Reconciling items:
Cash and cash equivalents	(284.7)	(224.2)
Other current assets	(214.5)	(220.0)
Short-term borrowings and current portion of long-term debt and finance leases	124.1	514.2
Accrued payroll and employee benefits and other current liabilities	759.1	712.5
(B) Operational working capital	$942.5	$848.0
(C) Third-quarter net sales, annualized	$6,916.4	$7,045.6
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	13.6%	12.0%

Avery Dennison Corporation

Accounts Receivable Ratio

The average number of days sales outstanding was 65 days in the first nine months of 2020 compared to 63 days in the first nine months of 2019, calculated using the average of the three quarter-end trade accounts receivable balances divided by the average daily sales for the first nine months.  The increase in the average number of days sales outstanding primarily reflected the impact of COVID-19 on sales, partially offset by focused collection results.

Inventory Ratio

Average inventory turnover was 6.9 in the first nine months of 2020 compared to 7.7 in the first nine months of 2019, calculated using the annualized cost of sales (year-to-date cost of products sold, divided by three and multiplied by four) divided by the three-quarter average inventory balance at quarter-end.  The decrease in average inventory turnover primarily reflected lower cost of products sold due to lower volume and inventory build to meet unpredictable customer demands, both as a result of COVID-19, partially offset by focused efforts to optimize inventory balances relative to demand.

Accounts Payable Ratio

The average number of days payable outstanding was 73 days in the first nine months of 2020 compared to 74 days in the first nine months of 2019, calculated using the three-quarter average accounts payable balance divided by the average daily cost of products sold for the first nine months. The decrease in the average number of days payable outstanding from the prior year primarily reflected lower purchase levels related to inventory optimization efforts, partially offset by longer payment terms and the impact of foreign currency translation.

Capital Resources

Capital resources include cash flows from operations, cash and cash equivalents, and debt financing, including access to commercial paper supported by our Revolver. We use these resources to fund our operational needs. At September 26, 2020, we had cash and cash equivalents of $284.7 million held in accounts at third-party financial institutions.

Our cash balances are held in numerous locations throughout the world. At September 26, 2020, the majority of our cash and cash equivalents was held by our foreign subsidiaries.

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

In February 2020, we amended and restated our $800 million Revolver, extending its maturity date to February 13, 2025. The maturity date may be extended for a one-year period under certain circumstances. The commitments under the Revolver may be increased by up to $400 million, subject to lender approvals and customary requirements. The Revolver is used as a back-up facility for our commercial paper program and can be used for other corporate purposes.  In the first quarter of 2020, in light of the uncertainty regarding the availability of commercial paper, which we typically rely upon to fund our day-to-day operational needs, and the relatively favorable terms under the Revolver, we drew down $500 million from the Revolver with a six-month duration.  This amount was repaid in June 2020.  No balance was outstanding under the Revolver as of September 26, 2020 or December 28, 2019.

The Revolver contains a financial covenant that requires us to maintain a maximum leverage ratio (calculated as a ratio of consolidated debt to consolidated EBITDA as defined in the agreement) of not more than 3.50 to 1.00; provided that, in the event of an acquisition by us that exceeds $250 million, the maximum leverage ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition occurs and three consecutive fiscal quarters immediately following that fiscal quarter. As of September 26, 2020 and December 28, 2019, our ratio was substantially below the maximum ratio required by the Revolver.

In March 2020, we issued $500 million of senior notes, due April 2030. These senior notes bear an interest rate of 2.65% per year, payable semiannually in arrears. Our net proceeds from the offering, after deducting underwriting discounts and offering expenses, were $493.7 million, which we used to repay both existing indebtedness under our commercial paper program used to fund our Smartrac acquisition and our $250 million of senior notes that matured in April 2020.

In the second quarter of 2020, we also repaid $15 million of medium-term notes that matured in June 2020.

Avery Dennison Corporation

Capital from Debt

The carrying value of our total debt increased by approximately $205 million in the first nine months of 2020 to $2.14 billion, primarily reflecting the issuance of senior notes in March 2020, partially offset by long- and medium-term debt repayments in the second quarter of 2020 and a net decrease in commercial paper borrowings.

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

Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters

Refer to Note 12, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for this information. Except as indicated therein, we have no material off-balance sheet arrangements as described in Item 303 (a)(4) of Regulation S-K.

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

Avery Dennison Corporation

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Avery Dennison Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Note 12, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 for this information.

ITEM 1A. RISK FACTORS

The risk factors described in this section further modify some of the risk factors described in our Annual Report on Form 10-K for the year ended December 28, 2019 filed with the Securities and Exchange Commission on February 26, 2020 and modified in our Quarterly Reports on Form 10-Q for the quarters ended March 28 and June 27, 2020 and could materially adversely affect our business, including our results of operations, cash flows and financial condition, and cause the value of our securities to decline.  These risks and uncertainties have been, and will continue to be, impacted by the coronavirus/COVID-19 pandemic (collectively referred to herein as “COVID-19”) and any worsening of the global business and economic environment as a result.  This list of risks is not exhaustive.  Our ability to attain our goals and objectives is dependent on numerous factors and risks, including, but not limited to, the most significant ones described in our Annual Report on Form 10-K, as further modified by this and previous sections in our subsequent Quarterly Reports on From 10-Q.

COVID-19 has had an adverse effect on portions of our business and we could experience further negative consequences and/or materially adverse effects.

In late 2019, a novel strain of coronavirus emerged that has and is continuing to spread throughout the world, most extensively in the United States, India and Brazil.  In January 2020, the World Health Organization declared this outbreak a “Public Health Emergency of International Concern,” and, in March 2020, the World Health Organization declared COVID-19 as a pandemic. Throughout 2020, governments in many countries, the vast majority of U.S. states and many cities and other jurisdictions have at various times and to varying degrees ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible.

Overall, the pandemic has had a negative impact on our consolidated financial results year-to-date. Total net sales for the second quarter of 2020 were down approximately 15% from the same period last year. However, we experienced sequential improvement in the third quarter of 2020, with our total net sales for the period down approximately 2% from the same period last year, which was significantly better than we anticipated at the start of the quarter. While our label and packaging materials largely serve essential categories and experienced higher demand as a result of the pandemic in mid-March through May, demand slowed late in the second quarter and moderated in the third quarter. Sales of graphics products as well as sales in our Retail Branding and Information Solutions (“RBIS”) reportable segment declined significantly in April due to lower demand, though we experienced sequential improvement during the rest of the second quarter and the third quarter. Additionally, sales in our Industrial and Healthcare Materials (“IHM”) reportable segment declined  significantly in the second quarter mainly due to reduced industrial demand, particularly in automotive end markets, although we experienced sequential improvement in the third quarter.

We expect that the pandemic will have a negative impact for the fourth quarter and full year 2020.  While we experienced sequential improvements in the third quarter of 2020, demand is lower across our businesses. We are unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macroeconomic impacts.  We are actively managing this dynamic environment and have updated our scenario planning to reflect the unique aspects of the pandemic.

The demand for our products is impacted by the effects of, and changes in, worldwide economic, social, political and market conditions, which could have a material adverse effect on our business.

We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products. In 2019 and the first nine months of 2020, approximately 77% and 75%, respectively, of our sales were from international operations.

Avery Dennison Corporation

Macroeconomic developments such as impacts from COVID-19, slower growth in the geographic regions in which we operate, the restructuring of European sovereign and other debt obligations, the impact of the United Kingdom’s (“UK’s”) exit from the European Union on January 31, 2020 (commonly known as “Brexit”), and uncertainty in the global credit or financial markets leading to a loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates. Fluctuations in currencies, such as those associated with the euro, Chinese Yuan (renminbi), and Brazilian real in 2019, can result in a variety of negative effects, including lower net sales, increased costs, lower gross margin percentages, increased allowances for credit losses and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles. In particular, we expect foreign currency translation to reduce our operating income in 2020 by approximately $9 million.

We continue to face uncertainty with respect to trade relations between the U.S. and many of its trading partners. Over the past few years, the U.S. government has imposed additional tariffs on products imported into the U.S. This has resulted in reciprocal tariffs on goods imported from the U.S. into China, the European Union, Mexico, Canada, and certain other countries. The impacts on our operations to date have been insignificant although there was some volatility in the timing of purchases by the retailers served by our RBIS reportable segment in light of trade-related uncertainty during 2019. There remains a risk that our business could be significantly impacted if additional tariffs or other restrictions are imposed on products imported from these or other countries, or if relations with these countries more broadly deteriorate. These countries may continue to retaliate by imposing similar tariffs or restrictions on products imported from the U.S. Any of these actions or further developments in international trade relations could have a material adverse effect on our business.

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

Our employees have been affected by COVID-19. Our office and management personnel have continued generally working from home, and some of our employees engaged in manufacturing, production and distribution facilities were at times restricted by governmental orders from coming to work. We have experienced, and may experience in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate. The safety, health and well-being of our employees are our top priorities and we may need to enact further precautionary measures to help minimize the risk of our workforce being exposed to COVID-19, including securing supplies for our facilities and providing personal protective equipment for our employees. Further, our management team is focused on mitigating the adverse economic effects of COVID-19, which has required and will continue to require a large investment of time and resources across our entire company, thereby diverting attention from other priorities that existed prior to the pandemic. If these conditions worsen, or last for an extended period of time, or there is a disruption in the technology we use to operate remotely, our management team’s ability to manage our business may be impaired, and operational, cybersecurity and other risks facing us prior to the pandemic may be elevated.

We cannot predict the impact of COVID-19 on our customers, suppliers, vendors, and other business partners, including our financing sources.

COVID-19 is affecting our customers, suppliers, vendors, and other business partners, but we are not able to predict the ultimate consequences that will result. Delays in production or delivery of components or raw materials in our global supply chain, or the ability to transport those components or materials or our finished goods, due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit our ability to obtain supply of components and materials to deliver finished goods to customers. While disruptions to our supply chain during the first three quarters were not significant, if current conditions worsen or last for an extended period of time, our supply chains could be materially adversely affected.  If our sales channels are substantially impaired for an extended period of time, our business could be materially adversely affected. In the first quarter, our ability to access the commercial paper market was disrupted. If this source of financing or our ability to draw under our $800 million revolving credit facility were disrupted in the future, our liquidity could be adversely affected.

Avery Dennison Corporation

Our growth strategy includes increased concentration in emerging markets, including China, which could create greater exposure to unstable political conditions, civil unrest, economic volatility, contagious disease and other risks applicable to international operations.

A significant amount of our sales is derived from emerging markets, including countries in Asia, Latin America and Eastern Europe. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results can fluctuate significantly based on economic conditions in these regions. For example, while China and other emerging markets contributed positively to our results in 2019, we believe that local economic conditions negatively impacted our results in China for the year, most notably in our IHM reportable segment with the decline in automotive production. Our business operations may be adversely affected by the current and future political environment in China, including as a result of its response to tariffs instituted by the U.S. government on goods imported from China, any trade agreements entered into between the U.S. and China, and increased tensions as a result of the two countries' relationships with Hong Kong. Our ability to operate in China or other emerging markets may be adversely affected by changes in the laws and regulations of these jurisdictions or the interpretation thereof, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, foreign currency conversion, the regulation of private enterprises and other matters.

In early 2020, in response to the initial outbreak of COVID-19, many of our manufacturing and other operations in China experienced limited production and/or closure; as the outbreak spread beyond this region, our facilities in other countries were similarly impacted, most significantly in South Asia.  Substantially all of our manufacturing and other facilities are currently open, but, many of our employees are still unable to travel within and outside their countries. The pandemic and any other adverse development in emerging markets could have a material adverse effect on our business.

There could be further restrictions on our ability to travel or disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results.  Although the outbreak is believed to have originated in China, substantially more cases have been confirmed in most other countries.  The extent to which the pandemic will impact our financial results is dependent on future developments, which are uncertain and unpredictable.  This widespread health crisis has adversely affected the economies and financial markets in impacted countries, and further escalation of the current health crisis could potentially lead to a more significant economic downturn that could adversely affect demand for our products and negatively impact our business. We expect that COVID-19 will adversely impact results for our fourth quarter and full year 2020; while we will take measures to try to mitigate this impact, there can be no assurance that these actions will be able to partially or fully offset the impact.

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

To grow existing businesses and expand into new areas, we have made acquisitions and are likely to continue doing so. In recent years, we completed the acquisition of the European business of Mactac, a leading manufacturer of high-quality pressure-sensitive materials serving several graphics, specialty labels and industrial tapes segments, for $220 million. We also completed the following acquisitions for an aggregate of approximately $340 million:  Yongle Tape Ltd., a China-based manufacturer of specialty tapes and related products used in a variety of industrial markets; Finesse Medical Ltd., an Ireland-based manufacturer of healthcare products used in the management of wound care and skin conditions; and the net assets of Hanita Coatings Rural Cooperative Association Limited, an Israel-based pressure-sensitive manufacturer of specialty films and laminates, and stock of certain of its subsidiaries.  In February 2020, we completed our acquisition of Smartrac’s Transponder (RFID Inlay) Division for approximately $255 million. We continue to evaluate potential acquisition targets and ensure we have a robust pipeline of opportunities.

Various risks, uncertainties, and costs are associated with acquisitions.  Effective integration of systems, controls, employees, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve and the results of integration actions are uncertain.  In addition, we may not be able to retain key employees of an acquired company or successfully execute integration strategies and achieve projected performance targets for the business segment into which an acquired company is integrated.  Both before and after the closing of an acquisition, our business and that of the acquired company may suffer due to uncertainty or diversion of management attention.  Future acquisitions could result in debt, dilution, liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets.  There can be no assurance that acquisitions will be successful and contribute to our profitability. Further, we may not be able to identify value-accretive acquisition targets that support our strategy of increasing our exposure to high value product categories or execute additional acquisitions in the future.

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

As our business environment changes, including as a result of COVID-19, we have adjusted and may need to further adjust our business strategies or restructure our operations or particular businesses. We undertook a multi-year transformation of our RBIS reportable segment focused on accelerating growth through a more regionally driven business model intended to simplify our go-to-market strategy, optimize management efficiencies and consolidate our manufacturing footprint. In addition, we have initiated restructuring and investment actions across our businesses designed to increase profitability, such as the restructuring of the European footprint of our LGM reportable segment, which began in 2018 and continued in 2019, and actions taken in our IHM reportable segment in 2019 to improve speed, reduce complexity and lower costs. We have also reduced costs across our company in response to COVID-19. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or could prove unprofitable. We cannot provide assurance that we will achieve the intended results of any of our business strategies, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.

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

In addition, we expect net temporary cost savings of approximately $150 million to partially offset the negative impact of COVID-19 on volume.  Cost saving actions have included deferrals of planned compensation increases, hiring freezes, overtime and temporary labor reductions, shift reductions and furloughs, temporary production shutdowns, and travel and other discretionary spending reductions. In addition, we have benefitted from lower incentive compensation costs for 2020 as a result of the impact of COVID-19 on our business. We anticipate that these actions will partially offset the negative impact on our business resulting from COVID-19, but cannot assure you that they will be sufficient.

Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.

Although we have processes to administer credit granted to customers and believe our allowance for credit losses is adequate, we have experienced – including an approximately 70% increase in our allowance for credit losses from $27.1 million to $45.8 million in the first nine months of 2020 as a result of COVID-19 – and in the future may experience losses as a result of our inability to collect some of our accounts receivable. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments were to occur, our inability to collect on our accounts receivable from major customers could substantially reduce our cash flows and income and have a material adverse effect on our business.

Our stock price may be volatile, which, among other things, could cause our tax rate to vary significantly.

Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which increased significantly in 2019 after having experienced a decline in 2018, and may experience substantial volatility, is influenced by changes in the overall stock market and demand for equity securities in general, as seen in our first fiscal quarter 2020 (with a stock price low of $76.96 and high of $141.09); second fiscal quarter 2020 (with a stock price low of $93.29 and high of $125.67); and third fiscal quarter (with a stock price low of $109.99 and high of $129.74) due in part to the impact of COVID-19.  Other factors, including our financial performance on an absolute basis and relative to our peers and competitors, as well as market expectations of our performance, the level of perceived growth of our industries, and other company-specific factors, can also materially adversely affect our stock price.  There can be no assurance that our stock price will not be volatile in the future.

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

In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, in addition to the amount of shares that were available for repurchase under a previous authorization. As of December 28, 2019, shares of our common stock in the aggregate amount of $644.7 million remained authorized for repurchase under that Board authorization. Beginning in the first quarter of 2020, we temporarily paused our share repurchase activity in response to COVID-19 after buying approximately $45 million of our stock in the quarter. We resumed repurchases late in the third quarter of 2020. Share repurchases under our repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our share repurchase authorizations do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period.  The timing and amount of repurchases, if any, are subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.

Although we increased our quarterly dividend rate by approximately 7% in October 2020, having earlier this year maintained it due to the impact of COVID-19, there can be no assurance that we will maintain this increased rate, particularly if the situation deteriorates. Additionally, any future dividends that may be declared and paid from time to time are subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends could be suspended or discontinued at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.

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
(c)	Repurchases of Equity Securities by Issuer

Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the three fiscal months of the third quarter of 2020 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

			Total number of shares	Approximate dollar
	Total number	Average	purchased as part of	value of shares that may
	of shares	price paid	publicly announced	yet be purchased under
Period(1)	purchased(2)	per share	plans(2)(3)	the plans(4)
June 28, 2020 – July 25, 2020	—	$—	—	$599.5
July 26, 2020 – August 22, 2020	—	—	—	599.5
August 23, 2020 – September 26, 2020	58.0	120.28	58.0	592.5
Total	58.0	$120.28	58.0	$592.5

(1)The periods shown are our fiscal periods during the thirteen-week quarter ended September 26, 2020.

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

October 27, 2020