Form 10-K
period 2021-01-02
Avery Dennison Corp
filed 2021-02-25
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2,
2021
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
(626)
304-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1 par value	AVY	New York Stock Exchange
1.25% Senior Notes due 2025	AVY25	Nasdaq Stock Market
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
12b-2
of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).  Yes ☐  No ☒
The aggregate market value of voting and
non-voting
common equity held by
non-affiliates
as of June 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.1 billion.
Number of shares of common stock, $1 par value, outstanding as of January 30, 2021, the end of the registrant’s most recent fiscal month: 83,044,019.
The following documents are incorporated by reference into the Parts of this Form
10-K
indicated below:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended January 2, 2021 (filed as Exhibit 13 hereto)	Parts I, II

Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 2021	Parts III, IV

AVERY DENNISON CORPORATION
FISCAL YEAR 2020 ANNUAL REPORT ON FORM
10-K

PART I
Item 1.   BUSINESS
Company Background
Avery Dennison Corporation (“Avery Dennison” or the “Company,” “Registrant,” or “Issuer,” and generally referred to as “we” or “us”) was incorporated in Delaware in 1977 as Avery International Corporation, the successor corporation to a California corporation of the same name incorporated in 1946. In 1990, we merged one of our subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became our wholly-owned subsidiary and in connection with which we changed our name to Avery Dennison Corporation. You can learn more about us by visiting our website at www.averydennison.com. Our website address provided in this Annual Report on Form
10-K
is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference into this report.
Business Overview and Reportable Segments
Our businesses produce pressure-sensitive materials and a variety of tickets, tags, labels and other converted products. We sell most of our pressure-sensitive materials to label printers and converters that convert the materials into labels and other products through embossing, printing, stamping and die-cutting.
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
Our reportable segments for fiscal year 2020 were:

•	Label and Graphic Materials (“LGM”);

•	Retail Branding and Information Solutions (“RBIS”); and

•	Industrial and Healthcare Materials (“IHM”).
In 2020, the LGM, RBIS, and IHM segments made up approximately 68%, 23% and 9%, respectively, of our total net sales.
In 2020, international operations constituted a substantial majority of our business, representing approximately 76% of our net sales. As of January 2, 2021, we operated approximately 190 manufacturing and distribution facilities worldwide in over 50 countries.
For information regarding the
coronavirus/COVID-19
pandemic (collectively referred to herein as
“COVID-19”),
see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7).
LGM Segment
Our LGM segment manufactures and sells Fasson
®
-, JAC
®
-, and Avery Dennison
®
-brand pressure-sensitive label and packaging materials, Avery Dennison
®
- and Mactac
®
-brand graphics, and Avery Dennison
®
-brand reflective products. The business of this segment tends not to be seasonal, except for certain outdoor graphics and reflective products.
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
Our graphics and reflective products include a variety of films and other products that are sold to the architectural, commercial sign, digital printing, and other related market segments. We also sell durable cast and reflective films to the construction, automotive and fleet transportation market segments and reflective films for traffic and safety applications. We provide sign shops, commercial printers and designers a broad range of pressure-sensitive materials that allow them to create impactful and informative brand and decorative graphics. We have an array of pressure-sensitive vinyl and specialty materials designed for digital imaging, screen printing and sign cutting applications.
In the LGM segment, our larger competitors in label and packaging materials include UPM Raflatac, a subsidiary of UPM Corporation; Lintec Corporation; Ritrama SpA, a subsidiary of the Fedrigoni Group; Flexcon Corporation, Inc.; and various regional and local companies. For graphics and reflective products, our largest competitors are 3M Company (“3M”) and the Orafol Group. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products and service programs, distribution capabilities, brand strength, and product innovation are the primary advantages in maintaining and further developing our competitive position.
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
IHM Segment
Our IHM segment manufactures and sells Fasson
®
-brand and Avery Dennison
®
-brand tapes and other pressure-sensitive adhesive-based materials and converted products, mechanical fasteners, and performance polymers. Our pressure-sensitive adhesive-based materials are available in roll form and in a wide range of face materials, sizes, thicknesses and adhesive properties. These materials and converted products are used in non-mechanical
fastening, bonding and sealing systems for various automotive, electronics, building and construction, general industrial, personal care, and medical applications. IHM also manufactures and sells Yongle
®
brand tapes for wire harnessing and cable wrapping in automotive, electrical, and general industrial applications. The mechanical fasteners are primarily precision-extruded and injection-molded plastic devices used in various automotive, general industrial, and retail applications.

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
Research, Development and Innovation
As a global leader in materials science, we seek out opportunities in the markets we serve and use innovation to develop and introduce new products and solutions. Our years of experience creating solutions for customers and our core capabilities in materials science, engineering, and process technology enable us to drive continuous innovation throughout our industries. Our innovation efforts focus on anticipating market and customer needs, and applying technology to address them. Our investment in innovation goes beyond our R&D efforts, with initiatives that aim to accelerate growth, expand margins and ensure customer success by leveraging scalable innovation platforms and delivering sustainability initiatives and cutting-edge technologies.
Many of our products are the result of our research and development efforts. These efforts are directed primarily toward developing new products and operating techniques and improving productivity, sustainability, and product performance, often in close association with our customers. These efforts include intellectual property and research and development relating to adhesives, as well as printing and coating technologies, films, release and ink chemistries in our LGM and IHM segments. We focus on research projects related to RFID and external embellishments in our RBIS segment and medical technologies in our IHM segment, in each case for which we have and license a number of patents. Additionally, our research and development efforts include sustainable innovation and design of products that increase the use of recycled content, reduce waste, extend life or enable recycling.
Patents, Trademarks and Licenses
The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, and Fasson. We believe these trademarks are strong in the market segments in which we compete.
Human Capital Resources
Our Global Workforce
With approximately 76% of our 2020 net sales originated outside the U.S. and approximately half of our net sales originated in emerging markets (Asia, Latin America, Eastern Europe and Middle East/Northern Africa), our employees are located in over 50 countries to best serve our customers. Approximately 87% of our employees at year-end
2020 were located outside the U.S. and approximately 70% were located in emerging markets.
The charts below show our global employee population by region and operational function. Over 19,000 of our approximately 32,000 employees at year-end
2020, representing approximately 60% of our global workforce, were in Asia, serving our customers in that region. In addition, 67% of our global workforce worked in the operations of our manufacturing facilities worldwide or in positions directly supporting them from other locations.

Workforce by Region:
Asia Pacific	60%
Europe	18
North America	16
Latin America	6

Workforce by Function:
Operations	67%
Non-Operations	33

Talent & Development
Attracting, developing and retaining a pool of diverse and highly-skilled talent is critical to our ability to continue achieving sustainable growth. We provide ongoing support and resources to our teams worldwide to ensure that the skills of our employees evolve with our business needs, industry trends and human capital management best practices and enable increased productivity, peak performance and career growth. We have robust leadership development review and succession planning processes, which provide individually targeted development opportunities for our team members. Development, which emphasizes on-the-job
development and coaching, also includes live and
on-line
training, special projects and in some cases cross-functional or cross-regional work assignments.
Diversity & Inclusion
A diverse global workforce and an inclusive culture are essential to our remaining at the forefront of materials science and manufacturing. One way we support our employees to bring their whole selves to the workplace is through our Employee Resource Groups (ERGs). ERGs bring together employees who have shared interests and a common desire to make our company a more open and inclusive workplace. Our ERGs currently include 13 groups focused on driving inclusion and advancement for women, employees of color, LGBTQ+ employees, veterans and others.
Pay & Benefits
Our compensation philosophy is to offer market-based, competitive wages and benefits in all markets where we compete for talent – all of our employees were paid at least the applicable legal minimum wage, and 97% of our employees were paid above the applicable legal minimum wage at year-end
2020. Pay is positioned around the market median, with variances based on knowledge, skills, years of experience and performance. In addition to base wages, our compensation and benefit programs – which vary by region, country and business unit – include short-term incentives, long-term incentives (e.g., cash- and stock-based awards), employee savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work arrangements, and employee assistance programs. We regularly evaluate pay equity, expanding our review in 2020 to include race/ethnicity in addition to gender, and we make adjustments to compensation where needed.
Workforce Health & Safety
We work hard to ensure our manufacturing facilities, distribution centers and administrative offices focus on safety, so that anyone working in or visiting one of our locations feels and remains safe from injury. In 2020, our global Recordable Incident Rate of 0.21 in 2020 was significantly lower than the Occupational Safety and Health Administration manufacturing industry average of 3.0 in 2019 (the most recent available industry average).
Employee Engagement
Because we believe that an engaged workforce is a more innovative, productive and satisfied workforce, promoting retention and minimizing employee turnover, we annually conduct a global employee engagement survey. Our business and functional teams use the results of our survey to identify and implement actions to address noted areas of improvement. While employee engagement is the result of many factors, we believe strong, encouraging and open leadership, as well as a continued effort to foster a collaborative, supportive culture, leads to strong workforce engagement. We want all employees to strive to be their best and to feel like they have the support necessary to deliver exceptional results for themselves and our company.
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
Based on current information, we do not believe that the cost of complying with applicable laws regulating the emission or discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, consolidated financial position, results of operations or competitive position.
For information regarding our potential responsibility for cleanup costs at certain hazardous waste sites, see Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements contained in our 2020 Annual Report for more information, which is incorporated herein by reference.
Available Information
Our Annual Reports on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. This website address is not intended to function as a hyperlink and the information located there is not, nor should it be considered, part of this report or incorporated by reference into this report. We also make available on the investors section of our website under Corporate Governance – the following documents as currently in effect: (i) Amended and Restated Certificate of Incorporation; (ii) Amended and Restated Bylaws; (iii) Corporate Governance Guidelines; (iv) Code of Conduct, which applies to our directors, officers and employees; (v) Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (vi) charters of the Audit and Finance, Talent and Compensation, and Governance Committees of our Board of Directors; and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge upon written request to our Corporate Secretary, Avery Dennison Corporation, 207 Goode Avenue, Glendale, California 91203.
Reports filed with or furnished to the SEC may be viewed at www.sec.gov.

Item 1A.	RISK FACTORS
The risk factors described in this section could materially adversely affect our business, including our results of operations, cash flows and financial condition, and cause the value of our securities to decline. This list of risks is not exhaustive. Our ability to attain our goals and objectives is dependent on numerous factors and risks, including, but not limited to, the most significant ones described in this section.
Risks Related to
COVID-19
COVID-19
has had an adverse effect on portions of our business and we could experience further negative consequences as a result of
COVID-19
that could have a material adverse effect on our business.
Overall, the pandemic had a negative impact on our consolidated financial results for 2020. While we experienced sequential improvements in the second half of 2020, net sales for the full year were lower across our reportable segments due to the continued negative impact of the pandemic. Net sales for the second quarter of 2020 were down approximately 15% from the same period in 2019. However, we experienced sequential improvement in the second half of the year, resulting in our net sales for the full year being down over 1% from the prior year. Our label and packaging materials largely serve essential categories and experienced strong demand as a result of the pandemic, given the increased consumption of packaged goods and
e-commerce
trends. Net sales of graphics and reflective products declined due to lower demand. Net sales in our Retail Branding and Information Solutions (“RBIS”) reportable segment declined significantly in the second quarter of 2020, though we experienced sequential improvement in the remainder of the year, driven by net sales growth in radio-frequency identification solutions. Additionally, net sales in our Industrial and Healthcare Materials (“IHM”) reportable segment declined significantly in the second quarter mainly due to reduced industrial demand, particularly in automotive end markets, although we experienced sequential improvement in the remainder of the year.
We are unable to predict the full impact that
COVID-19
will have on our 2021 results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macroeconomic impacts. We continue to manage this dynamic environment and have updated our scenario planning to reflect the continuously evolving aspects of the pandemic.
The ability of our employees to work has been and may continue to be significantly impacted by
COVID-19.
Our employees have been affected by
COVID-19.
Our office and management personnel in certain countries have generally worked from home since mid-March
2020, and some of our employees engaged in manufacturing, production and distribution facilities were at times restricted by governmental orders from coming to work. We have experienced, and may experience in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate. The safety, health and well-being of our employees are our top priorities and we may need to implement further precautionary measures to help minimize the risk of our workforce being exposed to
COVID-19,
including securing supplies for our facilities and providing personal protective equipment for our employees. Further, our management team is focused on mitigating the adverse economic effects of
COVID-19,
which required and will continue to require a large investment of time and resources across our entire company, thereby diverting attention from other priorities that existed prior to the pandemic. If these conditions worsen, or last for an extended period of time, or there is a disruption in the technology we use to operate remotely, our ability to manage our business may be impaired, and operational, cybersecurity and other risks facing us prior to the pandemic may be elevated.
We cannot predict the impact of
COVID-19
on our customers, suppliers, vendors, and other business partners, including our financing sources, and how these impacts will affect our business.
COVID-19
has affected and is likely to continue affecting our customers, suppliers, vendors, and other business partners, but we are not able to predict the ultimate consequences that will result. Delays in production or delivery of components or raw materials in our global supply chain, or the ability to transport those components or materials or our finished goods, due to restrictions imposed to limit the spread of
COVID-19
could delay or inhibit our ability to obtain supply of components and materials to deliver finished goods to customers. While disruptions to our supply chain during fiscal year 2020 were not significant, if conditions worsen or last for an extended period of time, our supply chains could be materially adversely affected. If our sales channels were to become substantially impacted for an extended period of time, our business could be materially adversely affected. In the first quarter of 2020, our ability to access the commercial paper market was disrupted and we drew down $500 million from our revolving credit facility, which we repaid in the second quarter of 2020. If commercial paper markets or our ability to draw under our $800 million revolving credit facility were disrupted in the future, our liquidity could be adversely affected.
Risk Related to Our International Operations
The demand for our products is impacted by the effects of, and changes in, worldwide economic, social, political and market conditions, which could have a material adverse effect on our business.
We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products. In 2020, approximately 76% of our net sales were from international operations.
Macroeconomic developments such as impacts from
COVID-19,
slower growth in the geographic regions in which we operate, the restructuring of European sovereign and other debt obligations, the impact of the exit of the United Kingdom (“UK”) from the European Union (commonly known as “Brexit”), and uncertainty in the global credit or financial markets leading to a loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades, and fluctuations in foreign currency exchange rates.
We continue to face uncertainty with respect to trade relations between the U.S. and many of its trading partners. Over the past few years, the U.S. government has imposed additional tariffs on products imported into the U.S. This has resulted in reciprocal tariffs on goods imported from the U.S. into China, the European Union, and certain other countries. The impacts on our operations to date have not been significant. There remains a risk that our business could be significantly impacted if additional tariffs or other restrictions are imposed on products imported from these or other countries, or if relations with these countries more broadly deteriorate. These countries may continue to, or other countries may begin to, impose similar tariffs or restrictions on products imported from the U.S. Any of these actions or further developments in international trade relations could have a material adverse effect on our business.
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
The substantial majority of our net sales in 2020 was in foreign currencies. Fluctuations in currencies, such as those associated with the Brazilian real, Indian rupee, Mexican peso, and euro in 2020, can result in a variety of negative effects, including lower net sales, increased costs, lower gross margin percentages, increased allowances for credit losses and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangible assets. Foreign currency translation reduced our net sales in 2020 by approximately $67 million. Margins on sales of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.
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
A significant amount of our net sales – approximately half of our net sales in 2020 – is originated in emerging markets, including countries in Asia, Latin America and Eastern Europe. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results can fluctuate significantly based on economic conditions in these regions. For example, while emerging markets contributed positively to our results in 2020, we believe that local economic conditions in certain countries negatively impacted our results for the year, most notably in India and China, largely affecting our Label and Graphic Materials (“LGM”) reportable segment and industrial and automotive production in our IHM reportable segment. Our business operations may be adversely affected by the current and future political environment in China, including as a result of its response to tariffs instituted by the U.S. government on goods imported from China, any trade agreements entered into between the U.S. and China, and tensions as a result of the two countries’ relationships with Hong Kong and Taiwan. Our ability to operate in China or other emerging markets may be adversely affected by changes in the laws and regulations of these jurisdictions or the interpretation thereof, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, foreign currency conversion, the regulation of private enterprises and other matters.
In early 2020, in response to the initial outbreak of
COVID-19,
many of our manufacturing and other operations in China experienced limited production and/or closure; as the outbreak spread beyond this region, our facilities in other countries were similarly impacted, most significantly in South Asia. All of our manufacturing facilities are currently open, but, many of our employees are still unable to travel within and outside their countries. The pandemic and any other adverse development in emerging markets could have a material adverse effect on our business.
There could be disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results. The extent to which the pandemic will impact our financial results is dependent on future developments, which are uncertain and unpredictable.
COVID-19
has adversely affected the economies and financial markets in impacted countries, and further escalation of the health crisis could potentially lead to a more significant economic downturn that could adversely affect demand for our products and negatively impact our business.
COVID-19
adversely impacted our results for fiscal year 2020; while we took measures to mitigate this impact, they were unable to fully offset it.
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
A substantial portion of our employees and assets are located outside of the U.S. and, in 2020, the substantial majority of our sales was generated from customers located outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face with respect to our domestic operations, including our less extensive knowledge of and relationships with contractors, suppliers, distributors and customers in certain of these markets; changes in foreign political, regulatory and economic conditions, including nationally, regionally and locally; material adverse effects of changes in exchange rates for foreign currencies; inflation; reduced protection of intellectual property rights; laws and regulations impacting the ability to repatriate foreign earnings; challenges of complying with a wide variety of foreign laws and regulations, including those relating to sales, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to regulate our international operations and monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, such as the UK’s Bribery Act of 2010; differences in lending practices; challenges with complying with applicable export and import control laws and regulations; and differences in language, culture and time zone.
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
Risks Related to Our Business
We are affected by changes in our markets due to competitive conditions, technological developments, environmental standards, laws and regulations, and customer preferences. If we do not compete effectively or respond appropriately to these market changes, it could reduce market demand, or we could lose market share or be forced to reduce selling prices to maintain market share, any of which could materially adversely affect our business.
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
A substantial amount of our label materials are sold for use in plastic packaging in the food, beverage, and home and personal care market segments. In recent years, there has been an accelerated focus on sustainability and transparency in reporting, with greater consumer concern regarding climate change and single-use
plastics, corporate commitments and increasing stakeholder expectations regarding the reuse and recyclability of plastic packaging and recycled content, and increased regulation across multiple geographies regarding the collection, recycling and use of recycled content. We are at risk that changes in consumer preferences or laws and regulations related to the use of plastics could reduce demand for our products. We have developed new products to advance the circular economy and address the need for increased recyclability of plastic packaging, and are developing new solutions to address this challenge in collaboration with our customers and the businesses in our supply chain. These efforts may result in additional costs and there can be no assurance that they will be successful, and a significant reduction in the use of plastic packaging could materially adversely affect demand for our products.
The scientific consensus is that the emission of greenhouse gases (GHG) is altering the composition of our atmosphere in ways that are adversely affecting global climate. Concern regarding climate change has led and is likely to continue to lead to increasing demands by legislators and regulators, customers, shareholders and non-governmental
organizations for companies to reduce their GHG emissions. In 2015, we set a goal to achieve at least a 3% absolute reduction in our GHG emissions year-over-year and at least a 26% absolute reduction, compared to our 2015 baseline, by 2025. We have already exceeded our overall 2025 goal and have set a more ambitious goal for 2030. We could face risks to our reputation, investor confidence and market share if we are unable to decrease our GHG emissions. Increased raw material costs, such as fuel and electricity, and compliance-related costs could also impact customer demand for our products. The potential impact of climate change on our business is uncertain, as it will depend on the limits imposed by, and timing of, new or stricter laws and regulations, more stringent environmental standards and expectations, and evolving customer preferences, but it could increase our costs and have a material adverse effect on our business.
We also are at risk to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in our incentive programs, or changes in the customer’s ability to achieve incentive targets. Changes in customers’ preferences for our products can also affect demand for our products and a decline in demand for our products could have a material adverse effect on our business. The impact is expected to continue into 2021 but improve as economies gradually recover.
We have recently acquired companies and are likely to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and employees.
To grow existing businesses and expand into new areas, we have made acquisitions and are likely to continue doing so. In February 2020, we completed our acquisition of Smartrac’s Transponder (RFID Inlay) Division, a manufacturer of RFID products, for approximately $255 million, and, in December 2020, we completed our acquisition of ACPO, Ltd. (“ACPO”), an Ohio-based manufacturer of self-wound (linerless) pressure-sensitive overlaminate products, for approximately $88 million. In recent years, we completed the following acquisitions for an aggregate of approximately $340 million: Yongle Tape Ltd., a China-based manufacturer of specialty tapes and related products used in a variety of industrial markets; Finesse Medical Ltd., an Ireland-based manufacturer of healthcare products used in the management of wound care and skin conditions; and the net assets of Hanita Coatings Rural Cooperative Association Limited, an Israel-based pressure-sensitive manufacturer of specialty films and laminates, and stock of certain of its subsidiaries. We continue to evaluate potential acquisition targets and ensure we have a robust pipeline of opportunities.
Various risks, uncertainties, and costs are associated with acquisitions. Effective integration of systems, controls, employees, product lines, market segments, customers, suppliers, and production facilities and cost savings can be difficult to achieve and the results of integration activities are uncertain. In addition, we may not be able to retain key employees of an acquired company or successfully execute integration strategies and achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and that of the acquired company may suffer due to uncertainty or diversion of management attention. Future acquisitions could result in increased debt, dilution, liabilities, interest expense, restructuring charges and amortization expenses related to intangible assets. There can be no assurance that acquisitions will be successful and contribute to our profitability. Further, we may not be able to identify value-accretive acquisition targets that support our strategy of increasing our exposure to high value product categories or execute additional acquisitions in the future.
As a manufacturer, our sales and profitability are dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or offset increases in raw material and labor costs. Raw material cost increases could materially adversely affect our business.
The environment for raw materials used in our businesses could become challenging and volatile, impacting availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor, freight and energy have occurred in the past, and could recur. In 2018, we implemented targeted price increases in our LGM reportable segment in all regions to address raw material inflation that moderated in 2019. If we experience an inflationary trend in the future, we may implement similar pricing measures. Our performance depends in part on our ability to offset cost increases for raw materials by raising our selling prices or re-engineering
our products.
Also, it is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. We may experience supply chain interruptions due to natural and other disasters or other events, such as
COVID-19,
or our existing relationships with suppliers could be terminated in the future. Any such disruption to our supply chain could have a material adverse effect on our sales and profitability, and any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business.
A significant consolidation of our customer base could negatively impact our business.
A significant consolidation of our customer base could negatively impact our business. For example, some converter customers served by our LGM reportable segment have consolidated and integrated vertically. Some of our largest customers have acquired companies with similar or complementary product lines. This consolidation could increase the concentration of our business with our largest customers. Further consolidation may be accompanied by pressure from customers for lower prices. While we generally have been successful at managing customer consolidations, increased pricing pressures from our customers could have a material adverse effect on our business.
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
We manufacture most of our products, but we also occasionally use third-party manufacturers to optimize production efficiencies, manage capacity overflow, and produce specialty jobs, most significantly in our RBIS reportable segment. Outsourcing manufacturing reduces our ability to prevent product quality issues, late deliveries, customer dissatisfaction and noncompliance with customer requirements. While we have robust onboarding processes and continually assess the performance of these outsourced manufacturers, we may experience quality issues and customer dissatisfaction that could have a material adverse effect on our business.
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
As our business environment changes, including as a result of
COVID-19,
we have adjusted and may need to further adjust our business strategies or restructure our operations or particular businesses. For example, we have initiated restructuring and investment actions across our businesses designed to increase profitability, with the reduction of positions and assets at numerous locations across our company, which primarily included actions in our LGM and RBIS reportable segments. The actions in LGM were primarily associated with the consolidations of operations in North America and its graphics business in Europe, in part in response to
COVID-19.
The actions in RBIS primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to
COVID-19.
We have also reduced costs across our company in response to
COVID-19,
approximately $135 million of which we believe to be temporary, meaning that we anticipate the majority of these costs to return as markets recover. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or could prove unprofitable. We cannot provide assurance that we will achieve the intended results of any of our business strategies, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.
If we are unable to develop and successfully market new products and applications, we could compromise our competitive position.
The timely introduction of new products and improvements to current products helps determine our success. Many of our current products are the result of our research and development efforts, for which we expensed $113 million in 2020. These efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in our LGM and IHM segments. We focus on research projects related to RFID and external embellishments in our RBIS segment and medical technologies in our IHM segment, for which we have and license a number of patents. Additionally, our research and development efforts include sustainable innovation and design of products that increase the use of recycled content, reduce waste, extend life or enable recycling. Research and development is complex and uncertain, requiring innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or end users or we could suffer delays in the production or launch of new products that may not lead to the recovery of our research and development expenditures and, as a result, could compromise our competitive position.

Misassessment of our infrastructure needs could have a material adverse effect on our business.
We recently increased our pace of capital investment to support our long-term growth and margin expansion plans. We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate. In recent years, we expanded LGM’s manufacturing facilities located in emerging markets and a location in Indiana; moved our RBIS Vietnam business into a new, expanded facility; closed an LGM facility in Germany and consolidated those operations with operations in Luxembourg and Belgium; and made additional investments in capacity to support growth in our U.S. graphics business, our label and packaging materials businesses in Luxembourg and Ohio, and in both capacity and business development globally for our Intelligent Labels RFID platform. We also transferred our IHM’s European medical capacity from Belgium to Ireland. In addition, we added capacity through our acquisitions of Yongle Tapes, Hanita Coatings, Finesse Medical, Smartrac and ACPO. Infrastructure investments, which are long-term in nature, may not generate the expected return due to changes in the marketplace, failures in execution, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.
Our profitability may be materially adversely affected if we generate less productivity improvement than projected.
We engage in restructuring actions, including as a result of
COVID-19,
intended to reduce our costs and increase efficiencies across our business segments. We intend to continue efforts to reduce costs in all our businesses, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. The consolidation of LGM’s graphics business in Europe and global headcount and footprint reduction in RBIS are examples of these activities. We had incremental savings from restructuring actions, net of transition costs, of $65 million in fiscal year 2020. The success of these efforts is not assured and targeted savings may not be realized. In addition, cost reduction actions can result in restructuring charges and could expose us to production risk, loss of sales and employee turnover.
In addition, net temporary cost savings of approximately $135 million partially offset the negative impact of
COVID-19
on volume in 2020. Cost saving actions included deferrals of planned compensation increases, hiring freezes, overtime and temporary labor reductions, shift reductions and furloughs, temporary production shutdowns, and travel and other discretionary spending reductions. In addition, we benefitted from lower incentive compensation costs in 2020 as a result of the impact of
COVID-19
on our business. These actions partially offset the negative impact on our business resulting from
COVID-19,
but were not sufficient to fully offset it. Some of these temporary cost reductions are expected to return in 2021, which would increase our costs, in connection with growth or other changes in our business.
Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.
Although we have processes to administer credit granted to customers and believe our allowance for credit losses is adequate, we have experienced losses – including an approximately 65% increase in our allowance for credit losses from approximately $27 million to approximately $45 million in the 2020 as a result of
COVID-19
– and in the future may experience losses as a result of our inability to collect some of our accounts receivable. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments were to occur, our inability to collect on our accounts receivable from major customers could substantially reduce our cash flows and income and have a material adverse effect on our business.
Risks Related to Income Taxes
Changes in our tax rates could affect our earnings.
Our effective tax rate in any period can be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation. There can be no assurance that any of these changes would not have a material adverse effect on our business.
Potential tax liabilities related to future changes in U.S. tax legislation could materially impact our business.
Our results of operations and cash flows from operating activities may be materially adversely affected if U.S. tax rules change. For example, the U.S. Tax Cuts and Jobs Act (the “TCJA”) enacted in December 2017 remains subject to further amendments, interpretations, and regulations, any of which could impact our effective tax rate.

Moreover, the two legislative chambers of Congress and the presidency are now controlled by the same political party, enabling a path to potentially raise tax revenue from an increase in corporate tax rates through new tax legislation. The impact and timing of such potential changes are uncertain and may materially impact our effective tax rate.
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
In addition, many countries have enacted, or plan to enact, legislation and other guidance to align their international tax rules with the Organisation for Economic
Co-operation
and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) recommendations and action plans, which aim to standardize and modernize global corporate tax policy, with changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. Moreover, the OECD Inclusive Framework on BEPS has released a series of documents that addresses the tax challenges arising from digitalization of the economy. As a result of heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities or legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may result in the taxes we previously paid being subject to change.
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
Our effective tax rate reflects benefits from concessionary tax rates in certain foreign jurisdictions based on the geographic location of our manufacturing activities, the industries that we serve, or the business model under which we operate. If we do not meet the criteria required to retain or renew these tax incentives, our effective tax rate could materially increase.
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
If we are unable to generate sufficient taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate and could have a material adverse effect on our financial results. In addition, changes in statutory tax rates or carryforward periods allowed may change our deferred tax asset or liability balances, with either a favorable or unfavorable impact on our effective tax rate. A significant portion of our indefinite-lived net operating loss carryforwards is concentrated in Luxembourg and may require decades to be fully utilized under our current business model. Decreases in the statutory tax rate or changes in our ability to generate sufficient future taxable income in Luxembourg could materially adversely affect our effective tax rate. The computation and assessment of the realizability of our deferred tax assets may also be materially impacted by new legislation or regulations.

Risks Related to Information Technology
Significant disruption to the information technology infrastructure that stores our information could materially adversely affect our business.
We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our global business. Like other information technology systems, ours is susceptible to a number of risks including, but not limited to, damage or interruptions resulting from obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, ransomware or other malicious attacks and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. For example, we have invested in information technology to upgrade the systems in both our LGM North America business and RBIS reportable segment to drive efficiency and supply chain productivity. Processes affected by these implementations included, among other things, order management, pricing, shipping, purchasing, supply chain and financial reporting. In 2020, we made structural changes to our IT organization to drive efficiencies, implement new ways of working, and improve our agility, among other things. We have implemented measures to mitigate our risk related to system and network disruptions, but if a disruption were to occur, we could incur significant losses and remediation costs that could have a material adverse effect on our business. Additionally, we rely on services provided by third-party vendors for certain information technology processes – including system infrastructure management, application management, and software as service – which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.
Security breaches could compromise our information and expose us to liability, which could cause our business and reputation to suffer.
We maintain information necessary to conduct our business in digital form, which is stored in data centers and on our networks and third-party cloud services, including confidential and proprietary information as well as personal information regarding our customers and employees. The secure maintenance of this information is critical to our operations. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely. Our information technology and infrastructure may become vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Additionally, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, assess the protections utilized by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.
Any such breach or attack could compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, impair our ability to conduct business, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses. If personal information of our customers or employees were to be misappropriated, we could incur costs to compensate our customers or employees or pay damages or fines as a result of litigation or regulatory actions and our reputation with our customers and employees could be injured, resulting in loss of business or decline in morale. Data privacy legislation and regulation have been increasing in recent years – including, for example, the General Data Protection Regulation in the EU, the Cyber Security Law in China, the General Data Protection Law in Brazil and the state of California’s Consumer Privacy Act of 2018 – and although we have made reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action in the event of an incident.
Although we have experienced some security incidents that did not have a significant or material adverse effect on our business, this may not be the case in the future. We have taken many steps to further improve the security of our networks and computer systems, including conducting employee security awareness training and phishing exercises to protect against social engineering and inadvertent or intentional disclosure of data; implementing multi-

factor authentication and advanced malware detection measures; upgrading legacy information technology systems to simplify and standardize business processes and applications; continuously improving information technology project and portfolio management discipline, using metrics and reviews and implementing appropriate mitigation measures; establishing a data loss prevention framework to better identify and protect our critical data; conducting third party penetration testing to assess the effectiveness of our cybersecurity, network and site access controls; removing USB drive access across our company; and improving our capabilities based on threat intelligence and the publicized incidents experienced by other companies, as well as ones that we have experienced despite their minimal operational or financial impact to date. We regularly review the effectiveness of our cybersecurity preparedness program using an industry standard cybersecurity framework and best practices (e.g., ISO27000, NIST 800). Despite these and other mitigation efforts, there can be no assurance that we have fully protected our information, that third parties to whom we have disclosed such information or with whom we have stored such information (in data centers and on the cloud) are taking similar precautions, or that we will not experience future hacking or intrusion attempts.
Risks Related to Human Capital
For us to remain competitive, it is important to recruit and retain our key management and highly-skilled employees. We also utilize various outsourcing arrangements for certain services, and related delays, resource availability, or errors by these service providers may lead to increased costs or disruption in our business.
There is significant competition to recruit and retain key management and highly-skilled employees. In particular, due to our expansion to additional geographies and ongoing productivity efforts and recent employee restructuring actions, it may be difficult for us to recruit and retain sufficient numbers of highly-skilled employees. We may also be unable to recruit and retain key management and highly-skilled employees if we do not offer market-competitive employment and compensation terms. If we fail to recruit or retain our key management or sufficient numbers of highly-skilled employees, we could experience disruption in our businesses and difficulties managing our operations and implementing our business strategy.
Executive succession planning is also important to our long-term success. We experienced several recent key management changes, including promotions of long-serving and experienced leaders to the positions of Chief Human Resources Officer and Chief Legal Officer in 2020. In addition, the President of our LGM reportable segment ceased serving in that capacity at the end of 2019. While we believe we have appropriate leadership development programs and succession plans in place, any failure to ensure effective transfer of knowledge and smooth transitions involving our key management or other highly-skilled employees could hinder our strategic planning and execution.
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
Risks Related to Our Indebtedness
If our indebtedness increases significantly or our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing.
At January 2, 2021, we had approximately $2.12 billion of debt. Our overall level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing. Higher debt levels could negatively impact our ability to meet other business needs and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates paid. A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets and increase our borrowing costs. If our access to commercial paper markets were to become limited, as they were in March 2020 as a result of
COVID-19,
and we were required to obtain short-term funding under our revolving credit facility or our other credit facilities, we would face increased exposure to variable interest rates.
An increase in interest rates could have a material adverse effect on our business.
In 2020, our average variable-rate borrowings were approximately $338 million. Increases in short-term interest rates would directly impact the amount of interest we pay. Fluctuations in interest rates can increase borrowing costs and have a material adverse effect on our business.
In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. Over the past few years, the U.S. Federal Reserve has raised its benchmark interest rate, though more recently it lowered its benchmark interest rate, which, as of January 2, 2021 was between 0% and 0.25%. It is possible that increases could occur in the future, which may result in significantly higher long-term interest rates. Such a transition may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness, and negatively impact our stock price.
The alteration or discontinuation of the London Interbank Offered Rate (“LIBOR”) may adversely affect our borrowing costs.
As of January 2, 2021, approximately $59 million of our outstanding indebtedness bears interest at variable interest rates, none of which is based on LIBOR; however, our revolving credit facility is based on LIBOR. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. As a result, the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Although we do not believe the risk to be significant for us, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, our borrowing costs could increase.
Our current and future debt covenants may limit our flexibility.
Our credit facilities and the indentures governing our medium- and long-term notes contain, and any of our future indebtedness likely would contain, restrictive covenants that impose operating and financial restrictions on us. Among other things, these covenants restrict our ability to incur additional indebtedness, incur certain liens on our assets, make certain investments, sell our assets or merge with third parties, and enter into certain transactions. We are also required to maintain specified financial ratios under certain conditions. These restrictive covenants and ratios in our existing debt agreements and any future financing agreements may limit or prohibit us from engaging in certain activities and transactions that may be in our long-term best interests and could place us at a competitive disadvantage relative to our competitors, which could materially adversely affect our business.
Risk Related to Ownership of Our Stock
Our stock price may be subject to significant variability.
Changes in our stock price may affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements, among other things. Our stock price, which increased significantly in 2019 and 2020 after having experienced a decline in 2018, is influenced by changes in the overall stock market and demand for equity securities in general, as seen in 2020, due in part to the impact of
COVID-19.
Other factors, including our financial performance on an absolute basis and relative to our peers and competitors, as well as market expectations of our performance, the level of perceived growth of our industries, and other company-specific factors, can also materially adversely affect our stock price. There can be no assurance that our stock price will not experience significant variability in the future.
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

We cannot guarantee that we will continue to repurchase shares of our common stock or pay dividends on our common stock or that repurchases will enhance long-term stockholder value. Changes in our levels of stock repurchases or dividends could affect our stock price and significantly increase its variability.
In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, in addition to the amount of shares that were available for repurchase under a previous authorization. As of January 2, 2021, shares of our common stock in the aggregate amount of $540.4 million remained authorized for repurchase under this Board authorization. In March 2020, we paused our share repurchase activity in response to
COVID-19
after buying approximately $45 million of our stock in the quarter. We resumed repurchases late in the third quarter of 2020, resulting in the repurchase of shares in the aggregate amount of $104.3 million in fiscal year 2020. Share repurchases under our repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our share repurchase authorizations do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period. The timing and amount of repurchases, if any, are subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
Although we increased our quarterly dividend rate by approximately 7% in October 2020, having earlier in the year maintained it due to the impact of
COVID-19,
there can be no assurance that we will maintain this increased rate. Additionally, any future dividends that may be declared and paid from time to time are subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends could be suspended or discontinued at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
In addition, any future repurchases of our common stock or payment of dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and significantly increase its variability. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of our common stock or payment of dividends could impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce our program’s effectiveness.
Risks Related to Legal and Regulatory Matters
Infringing intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property could harm our ability to compete or grow.
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
There can be no assurance that any outcome of any litigation, investigation or other legal, environmental, compliance and regulatory matter will be favorable. Our financial results could be materially adversely affected by an unfavorable outcome to pending or future litigation and investigations, and other legal, environmental, compliance and regulatory matters. See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements contained in our 2020 Annual Report for more information.
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
We are subject to national, state, provincial and/or local environmental, health, and safety laws and regulations in the U.S. and abroad, including those related to the disposal of hazardous waste and the emission of greenhouse gases from our manufacturing processes. These laws impose liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. These laws are often unclear and subject to the discretion of the enforcing authorities. Any failure to comply with existing and future environmental, health and safety laws could subject us to fees, penalties, costs or liabilities, impact our production capabilities, limit our ability to sell, expand or acquire facilities, and have a material adverse effect on our business. Laws and regulations related to the environment, product content and product safety are complex, change often, and can be open to different interpretations. In addition, we could be materially and adversely impacted by any environmental or product safety enforcement action affecting our suppliers, particularly in emerging markets.
We have accrued liabilities for the environmental
clean-up
of certain sites, including the twelve sites for which U.S. governmental agencies have designated us as a potentially responsible party as of our 2020 fiscal year-end,
where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements contained in our 2020 Annual Report for more information. However, because of the uncertainties associated with environmental assessment and remediation activities, the actual expense to remediate currently identified sites and other sites that could be identified for cleanup in the future could be higher than the liabilities accrued.
We are subject to export and import control laws and regulations in the jurisdictions in which we do business that could subject us to liability or impair our ability to compete in these markets.
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
Risks Related to Other Financial Matters
Our pension assets are significant and subject to market, interest and credit risk that may reduce their value.
Changes in the value of our pension assets could materially adversely affect our earnings and cash flows. In particular, the value of our investments may decline due to increases in interest rates or volatility in the financial markets. In addition, we may take actions to reduce the financial volatility associated with our pension liabilities, which could result in charges in the nearer term. As such, we continuously evaluate options to better manage the volatility associated with our pension liabilities. Although we mitigate these risks by investing in high quality securities, ensuring adequate diversification of our investment portfolio and monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline. In September 2018, we terminated the Avery Dennison Pension Plan, a U.S. pension plan, and completed the settlement of the plan’s obligations in 2019. This settlement in 2019 resulted in approximately $444 million of pretax charges in 2019, partially offset by related tax benefits of approximately $179 million. See Note 6, “Pension and Other Postretirement Benefits,” in the Notes to the Consolidated Financial Statements contained in our 2020 Annual Report for more information.
The level of returns on our pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.
We evaluate the assumptions used in determining projected benefit obligations and the fair value of plan assets for our international pension plans and other postretirement benefit plans in consultation with outside actuaries. In the event that we were to determine that changes were warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or mortality rates, our pension and projected postretirement benefit expenses and funding requirements could increase or decrease. Because of changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement benefit obligations and related costs. Funding obligations for each plan are determined based on the value of assets and liabilities on a specific date as required under applicable government regulations. Our pension funding requirements, and the timing of funding payments, could also be affected by future legislation or regulation.
An impairment in the carrying value of goodwill could negatively impact our results of operations and net worth.
Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment annually (or more frequently if impairment indicators are present). As of January 2, 2021, the carrying value of our goodwill was $1.14 billion. In 2020, we determined that the goodwill of our reporting units was not impaired. We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated primarily using an income approach based on the present value of projected future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events could result in goodwill impairment charges in the future. Impairment charges could substantially affect our business in the periods in which they are made.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of January 2, 2021, we operated manufacturing facilities in excess of 100,000 square feet in the segments and locations listed below.
LGM Segment

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield, and Lowell, Indiana; Fairport Harbor, Mentor, Oak Harbor, and Painesville, Ohio; Mill Hall and Quakertown, Pennsylvania
Foreign
Soignies, Belgium; Vinhedo, Brazil; Guangzhou and Kunshan, China;
Champ-sur-Drac,
France; Gotha, Germany; Pune, India; Kibbutz Hanita, Israel; Rodange, Luxembourg; Bangi, Malaysia; Queretaro, Mexico; Rayong, Thailand; and Cramlington, United Kingdom

RBIS Segment

Domestic	Miamisburg, Ohio
Foreign	Dhaka, Bangladesh; Nansha, Panyu, and Suzhou, China; Bufalo, Honduras; Ancarano, Italy; Kulim, Malaysia; and Long An Province, Vietnam
IHM Segment

Domestic	Painesville, Ohio
Foreign	Turnhout, Belgium and Kunshan, Shanghai and Zhuozhou, China
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
See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements contained in our 2020 Annual Report for more information, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common stock is listed under the ticker symbol “AVY” on the New York Stock Exchange. We did not sell securities in any unregistered transactions during the fourth quarter of 2020.
We had 4,195 shareholders of record as of January 2, 2021, the last day of our fiscal year.
The disclosure in our 2020 Annual Report under “Stockholder Return Performance” and “Comparison of Five-Year Cumulative Total Return as of December 31, 2020” is incorporated herein by reference.

(b)	Not applicable.

(c)	Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in
Rule 10b-18(a)(3)
of the Exchange Act) of registered equity securities in the fourth quarter of 2020 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period (1)	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans (2)(3)	Approximate dollar value of shares that may yet be purchased under the plans (4)
September 27, 2020 – October 24, 2020	46.3	$127.67	46.3	$586.6
October 25, 2020 – November 28, 2020	168.9	145.39	168.9	562.0
November 29, 2020 – January 2, 2021	142.5	151.91	142.5	540.4
Total	357.7	$145.70	357.7	$540.4
(1)	The periods shown are our fiscal periods during the fourteen-week quarter ended January 2, 2021.
(2)	Shares in thousands.
(3)
In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases. This Board authorization will remain in effect until shares in the amount authorized thereunder have been repurchased.

(4)	Dollars in millions.

Item 6.	SELECTED FINANCIAL DATA
Selected financial data for each of our last five fiscal years appears under “Five-year Summary” in our 2020 Annual Report and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information called for by this Item appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item is contained under ”Market-Sensitive Instruments and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report and incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information called for by this Item, including the Consolidated Financial Statements and the Notes thereto, Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm, is contained in our 2020 Annual Report and incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
or
15d-15(e)
of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting.
We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule
13a-15(f)
or
15d-15(f)
of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2021. See Management’s Report on Internal Control Over Financial Reporting contained in our 2020 Annual Report, which is incorporated herein by reference.
The effectiveness of our internal control over financial reporting as of January 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2020 Annual Report, which is also incorporated herein by reference.
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
None.

PART III
Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information concerning directors and corporate governance called for by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 22, 2021 (our “2021 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers called for by this Item appears, in part, on the next page of this report, and is also incorporated by reference from our 2021 Proxy Statement. If applicable, information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our annual proxy statement; no such information was applicable for the 2021 Proxy Statement.
We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code”), which applies to our Chief Executive Officer, Chief Financial Officer, and Controller/Chief Accounting Officer. The Code is available on the investors section of our website under Corporate Governance. We will satisfy the disclosure requirements of Item 5.05 of Form
8-K
regarding any amendment to, or waiver of, any provision of the Code that applies to these officers by disclosing the nature of any such amendment or waiver on our website or in a Current Report on Form
8-K.
Our Code of Conduct, which applies to our directors, officers and employees, is also available in the same place on our website. The contents of our website are not a part of this Form
10-K,
nor are they incorporated herein by reference.
The information called for by this Item concerning our Audit and Finance Committee is incorporated by reference from our 2021 Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
(1)

Name and Position	Age	Executive Officer Since	Former Positions within Past Five Years/ Officer Positions with Avery Dennison
Mitchell R. Butier	49	March 2007	2016-2019	President and Chief Executive Officer
Chairman, President and			2015-2016	President and Chief Operating Officer
Chief Executive Officer			2014-2015	President, Chief Operating Officer and
Chief Financial Officer
			2010-2014	Senior Vice President and
Chief Financial Officer
			2007-2010	Vice President, Global Finance and
Chief Accounting Officer

Gregory S. Lovins	48	March 2017	2017	Vice President and Interim Chief
Senior Vice President and				Financial Officer
Chief Financial Officer			2016-2017	Vice President and Treasurer
			2011-2016	Vice President, Global Finance,
Materials Group

Deena Baker-Nel	50	September 2020	2018-2020	Vice President, Human Resources,
Vice President and				LGM
Chief Human Resources Officer			2015-2018	Vice President, Human Resources,
RBIS

Lori J. Bondar	60	June 2010	2010-2020	Vice President, Controller and Chief
Vice President, Controller,				Accounting Officer
Treasurer and			2008-2010	Vice President and Controller
Chief Accounting Officer

Nicholas Colisto	54	September 2020	2012-2018	Senior Vice President and
Vice President and				Chief Information Officer, Xylem Inc.
Chief Information Officer

Anne Hill (2)	61	May 2007	2007-2020	Senior Vice President and
Senior Vice President				Chief Human Resources Officer

Susan C. Miller (2)	61	March 2008	2009-2020	Senior Vice President,
Senior Vice President and				General Counsel and Secretary
Secretary			2008-2009	Senior Vice President and
General Counsel
			2007-2008	Vice President and General Counsel
			1998-2006	Assistant General Counsel

Deon Stander	52	August 2016	2013-2015	Vice President and General Manager,
Vice President and				Global Commercial and Innovation,
General Manager, RBIS				RBIS
			2010-2012	Vice President and General Manager,
Global Commercial, RBIS

Ignacio Walker	44	September 2020	2020	Vice President and Assistant General
Vice President and				Counsel, Americas
Chief Legal Officer			2018-2019	Vice President and Assistant General
Counsel
			2013-2017	Vice President and Assistant General
Counsel, RBIS

(1)	Executive officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.
(2)	Ceased serving as an executive officer and retired from our company at the end of our 2020 fiscal year.

Item 11.	EXECUTIVE COMPENSATION
The information called for by this Item is incorporated by reference from our 2021 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this Item is incorporated by reference from our 2021 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this Item is incorporated by reference from our 2021 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this Item is incorporated by reference from our 2021 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial statements filed as part of this report are listed on the accompanying Index to Financial Statements.

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
are set forth on the accompanying Exhibit Index.

AVERY DENNISON CORPORATION
INDEX TO FINANCIAL STATEMENTS
Data incorporated by reference from the attached portions of the 2020 Annual Report to Shareholders of Avery Dennison Corporation:

Consolidated Financial Statements:
Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019
Consolidated Statements of Income for 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for 2020, 2019 and 2018
Consolidated Statements of Shareholders’ Equity for 2020, 2019 and 2018
Consolidated Statements of Cash Flows for 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Except for the Consolidated Financial Statements, Statement of Management Responsibility for Financial Statements, Management’s Report on Internal Control Over Financial Reporting, and Report of Independent Registered Public Accounting Firm listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report that is expressly incorporated herein by reference, our 2020 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

AVERY DENNISON CORPORATION
EXHIBIT INDEX
For the Year Ended January 2, 2021

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing (1)
3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011
3.1(ii)	Amended and Restated Bylaws, effective as of December 7, 2017	3.1(ii)	Current Report on Form 8-K, filed December 8, 2017
4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “1991 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991
4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993
4.3	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995
4.4	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee (the “2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001
4.5	Officers’ Certificate establishing Securities entitled “6.000% Notes due 2033” under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003
4.6	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003
4.7	Indenture, dated as of November 20, 2007, between Registrant and Bank of New York	4.2	Current Report on Form 8-K, filed November 20, 2007
4.8	Second Supplemental Indenture, dated as of April 13, 2010, between Registrant and Bank of New York	4.2	Current Report on Form 8-K, filed April 13, 2010
4.9	Form of 5.375% Senior Notes due 2020	4.2	Current Report on Form 8-K, filed April 13, 2010
4.10	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013
4.11	Form of 3.35% Senior Notes due 2023	4.2	Current Report on Form 8-K, filed April 8, 2013
4.12	Fourth Supplemental Indenture, dated as of March 3, 2017, between Registrant and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”) as Trustee (including Form of 1.250% Senior Notes due 2025 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 3, 2017
4.13	Fifth Supplemental Indenture, dated as of December 6, 2018, between Registrant and BNY Melon, as Trustee (including Form of 4.875% Senior Notes due 2028 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed December 6, 2018
4.14	Sixth Supplemental Indenture, dated as of March 11, 2020, between Registrant and BNY Mellon, as Trustee (including Form of 2.650% Senior Notes due 2030 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 11, 2020
4.15†	Description of Securities	N/A	N/A

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing (1)
10.1	Fifth Amended and Restated Credit Agreement, dated as of February 13, 2020, by and among Registrant, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party thereto	10.1	Current Report on Form 8-K, filed February 14, 2020
10.2*	Amended and Restated Supplemental Executive Retirement Plan (“SERP”)	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009
10.3*	Complete Restatement and Amendment of Executive Deferred Compensation Plan	10.12	1994 Annual Report on Form 10-K, filed March 30, 1995
10.4*	Form of Non-Employee Director Stock Option Agreement under Director Plan	10.15.1	2003 Annual Report on Form 10-K, filed March 11, 2004
10.5*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995
10.6*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.7*	Complete Restatement and Amendment of Directors Deferred Compensation Plan	10.17	1994 Annual Report on Form 10-K, filed March 30, 1995
10.8*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011
10.9*	Amended and Restated Stock Option and Incentive Plan (“Equity Plan”)	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012
10.10*	First Amendment to Equity Plan	10.20	2014 Annual Report on Form 10-K, filed February 25, 2015
10.11*	2017 Incentive Award Plan (“2017 Plan”)	B	2018 Proxy Statement on Schedule 14A, filed March 10, 2017
10.12*	Amended and Restated Annual Incentive Plan	10.1	Quarterly Report on Form 10-Q, filed May 1, 2020
10.13*	Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995
10.14*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000
10.15*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002
10.16*	2005 Executive Variable Deferred Retirement Plan, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013
10.17*	Amended and Restated Key Executive Change of Control Severance Plan	10.4	Quarterly Report on Form 10-Q, filed May 1, 2020
10.18*	Amended and Restated Executive Severance Plan	10.3	Quarterly Report on Form 10-Q, filed May 1, 2020
10.19*†	Form of Executive Severance Agreement	N/A	N/A
10.20*	Amended and Restated Long-Term Incentive Unit Plan (“LTI Unit Plan”)	10.2	Quarterly Report on Form 10-Q, filed May 1, 2020
10.21*	Form of Restricted Stock Unit Agreement under Equity Plan	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014
10.22*	Form of Performance Unit Agreement under Equity Plan	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014
10.23*	Form of Market-Leveraged Stock Unit Agreement under Equity Plan	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014
10.24*	Form of Long-Term Incentive Unit Agreement under LTI Unit Plan	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing (1)
10.25*	Form of Director Restricted Stock Unit Agreement under 2017 Plan	10.2	Quarterly Report on Form 10-Q, filed August 1, 2017
10.26*	Form of Employee Market-Leveraged Stock Unit Agreement under 2017 Plan	10.3	Quarterly Report on Form 10-Q, filed August 1, 2017
10.27*	Form of Employee Performance Unit Agreement under 2017 Plan	10.4	Quarterly Report on Form 10-Q, filed August 1, 2017
10.28*	Form of Employee Restricted Stock Unit Agreement under 2017 Plan	10.5	Quarterly Report on Form 10-Q, filed August 1, 2017
10.29*	Form of Employee Non-Qualified Stock Option Agreement under 2017 Plan	10.6	Quarterly Report on Form 10-Q, filed August 1, 2017
10.30*	Offer Letter to Mitchell R. Butier	10.2	Quarterly Report on Form 10-Q, filed May 3, 2016
10.31*	Offer Letter to Gregory S. Lovins	10.1	Quarterly Report on Form 10-Q, filed August 1, 2017
13†	Portions of Annual Report to Shareholders for fiscal year ended January 2, 2021	N/A	N/A
21†	List of Subsidiaries	N/A	N/A
23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A
24†	Power of Attorney (see Signatures – Power of Attorney)	N/A	N/A
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A
101INS†††	Inline XBRL Instance Filing	N/A	N/A
101SCH†††	Inline XBRL Extension Schema Filing	N/A	N/A
101CAL†††	Inline XBRL Extension Calculation Linkbase Filing	N/A	N/A
101LAB†††	Inline XBRL Extension Label Linkbase Filing	N/A	N/A
101PRE†††	Inline XBRL Extension Presentation Linkbase Filing	N/A	N/A
101DEF†††	Inline XBRL Extension Definition Linkbase Filing	N/A	N/A
104†††	Inline XBRL for the cover page of this Annual Report on Form 10-K, included as part of the Exhibit 101 inline XBRL document set

(1)	Unless otherwise noted, the File Number for all filings is File No. 1-7685.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†	Filed herewith.
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
Gregory S. Lovins
Senior Vice President and Chief Financial Officer
Dated: February 24, 2021

POWER OF ATTORNEY
Each person whose signature appears below does hereby constitute and appoint Gregory S. Lovins and Ignacio J. Walker, and each of them, with full power of substitution, his or her true and lawful attorney-in-fact
to act for him or her in any and all capacities, to sign this Annual Report on Form
10-K
and any or all amendments or supplements thereto, and to file each of the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact,
and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully, to all intents and purposes, as he or she could do in person, hereby ratifying and confirming all that said attorneys-in-fact
or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Mitchell R. Butier Mitchell R. Butier	Chairman, President, and Chief Executive Officer	February 24, 2021

/s/ Gregory S. Lovins Gregory S. Lovins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021

/s/ Lori J. Bondar Lori J. Bondar	Vice President, Controller, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021

/s/ Bradley A. Alford Bradley A. Alford	Director	February 24, 2021

/s/ Anthony K. Anderson Anthony K. Anderson	Director	February 24, 2021

/s/ Peter K. Barker Peter K. Barker	Director	February 24, 2021

/s/ Mark J. Barrenechea Mark J. Barrenechea	Director	February 24, 2021

/s/ Ken C. Hicks Ken C. Hicks	Director	February 24, 2021

/s/ Andres A. Lopez Andres A. Lopez	Director	February 24, 2021

/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 24, 2021

/s/ Julia A. Stewart Julia A. Stewart	Director	February 24, 2021

/s/ Martha N. Sullivan Martha N. Sullivan	Director	February 24, 2021