Form 10-Q
period 2021-04-03
Avery Dennison Corp
filed 2021-05-04
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021.
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
of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of May 1, 2021: 83,007,729

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2021 QUARTERLY REPORT ON FORM
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
We believe that the most significant risk factors that could affect our financial performance in the near-term include: (i) the impacts to underlying demand for our products and/or foreign currency fluctuations from global economic conditions, political uncertainty, changes in environmental standards and governmental regulations, including as a result of the coronavirus/COVID-19
pandemic (“COVID-19”); (ii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iii) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; and (iv) the execution and integration of acquisitions.
The more significant risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form
10-K
filed on February 25, 2021. These risks and uncertainties include, but are not limited to the following:

●	COVID-19

●
International Operations - worldwide and local economic and market conditions; changes in political conditions; and fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets

●
Our Business - changes in our markets due to competitive conditions, technological developments, environmental standards, laws and regulations, and customer preferences; fluctuations in demand affecting sales to customers; execution and integration of acquisitions; selling prices; fluctuations in the cost and availability of raw materials and energy; the impact of competitive products and pricing; customer and supplier concentrations or consolidations; the financial condition of distributors; outsourced manufacturers; product and service quality; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; successful implementation of new manufacturing technologies and installation of manufacturing equipment; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; and collection of receivables from customers

●
Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of these laws and regulations; retention of tax incentives; outcome of tax audits; and the realization of deferred tax assets

●
Information Technology - disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; and data security breaches

●	Human Capital – recruitment and retention of employees; fluctuations in employee benefit costs; and collective labor arrangements

●
Our Indebtedness – credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; volatility in financial markets; fluctuations in interest rates; and compliance with our debt covenants

●	Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases

●
Legal and Regulatory Matters - protection and infringement of intellectual property and impact of legal and regulatory proceedings, including with respect to environmental, health and safety, anti-corruption and trade compliance

●	Other Financial Matters - fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(
Unaudited
)

(Dollars in millions, except per share amount)	April 3, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$328.0	$252.3
Trade accounts receivable, less allowances of $40.7 and $44.6 at April 3, 2021 and January 2, 2021, respectively	1,301.4	1,235.2
Inventories, net	786.7	717.2
Other current assets	216.3	211.5
Total current assets	2,632.4	2,416.2
Property, plant and equipment, net	1,329.0	1,343.7
Goodwill	1,141.6	1,136.4
Other intangibles resulting from business acquisitions, net	221.9	224.9
Deferred tax assets	201.4	197.7
Other assets	746.9	765.0
	$6,273.2	$6,083.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$116.9	$64.7
Accounts payable	1,178.0	1,050.9
Accrued payroll and employee benefits	214.0	239.0
Other current liabilities	549.6	571.4
Total current liabilities	2,058.5	1,926.0
Long-term debt and finance leases	2,025.9	2,052.1
Long-term retirement benefits and other liabilities	493.1	503.6
Deferred tax liabilities and income taxes payable	113.8	117.3
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $1 par value per share, authorized - 400,000,000 shares at April 3, 2021 and January 2, 2021; issued - 124,126,624 shares at April 3, 2021 and January 2, 2021; outstanding - 83,056,656 shares and 83,151,174 shares at April 3, 2021 and January 2, 2021, respectively	124.1	124.1
Capital in excess of par value	845.8	862.1
Retained earnings	3,504.4	3,349.3
Treasury stock at cost, 41,069,968 shares and 40,975,450 shares at April 3, 2021 and January 2, 2021, respectively	(2,546.3)	(2,501.0)
Accumulated other comprehensive loss	(346.1)	(349.6)
Total shareholders’ equity	1,581.9	1,484.9
	$6,273.2	$6,083.9
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(
Unaudited
)

	Three Months Ended
(In millions, except per share amounts)	April 3, 2021	March 28, 2020
Net sales	$2,051.3	$1,723.0
Cost of products sold	1,454.3	1,237.9
Gross profit	597.0	485.1
Marketing, general and administrative expense	312.3	281.0
Other expense (income), net	.9	4.9
Interest expense	16.2	18.8
Other non-operating expense (income), net	(1.3)	(.5)
Income before taxes	268.9	180.9
Provision for (benefit from) income taxes	58.1	46.3
Equity method investment (losses) gains	(1.3)	(.4)
Net income	$209.5	$134.2

Per share amounts:
Net income per common share	$2.52	$1.61
Net income per common share, assuming dilution	$2.50	$1.60

Weighted average number of shares outstanding:
Common shares	83.1	83.3
Common shares, assuming dilution	83.9	84.1
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(
Unaudited
)

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Net income	$209.5	$134.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	7.6	(68.6)
Pension and other postretirement benefits	1.2	.6
Cash flow hedges	(5.3)	4.1
Other comprehensive income (loss), net of tax	3.5	(63.9)
Total comprehensive income, net of tax	$213.0	$70.3
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(
Unaudited
)

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Operating Activities
Net income	$209.5	$134.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40.0	36.8
Amortization	14.4	10.7
Provision for credit losses and sales returns	8.9	31.2
Stock-based compensation	9.9	6.3
Pension plan settlement loss	.4	—
Deferred taxes and other non-cash taxes	1.5	6.4
Other non-cash expense and loss (income and gain), net	2.7	4.4
Changes in assets and liabilities and other adjustments	(78.0)	(225.6)
Net cash provided by operating activities	209.3	4.4

Investing Activities
Purchases of property, plant and equipment	(25.2)	(33.2)
Purchases of software and other deferred charges	(2.3)	(6.2)
Proceeds from sales of property, plant and equipment	.7	—
Proceeds from insurance and sales (purchases) of investments, net	(.5)	(.3)
Proceeds from sale of product line	6.7	—
Payments for acquisitions, net of cash acquired, and investments in businesses	(30.6)	(245.9)
Net cash used in investing activities	(51.2)	(285.6)

Financing Activities
Net increase (decrease) in borrowings (maturities of three months or less)	53.8	(106.0)
Additional borrowings under revolving credit facility	—	500.0
Additional long-term borrowings	—	494.4
Repayments of long-term debt and finance leases	(1.5)	(1.1)
Dividends paid	(51.6)	(48.4)
Share repurchases	(55.6)	(45.2)
Net (tax withholding) proceeds related to stock-based compensation	(25.3)	(20.0)
Net cash (used in) provided by financing activities	(80.2)	773.7

Effect of foreign currency translation on cash balances	(2.2)	(4.2)
Increase (decrease) in cash and cash equivalents	75.7	488.3
Cash and cash equivalents, beginning of year	252.3	253.7
Cash and cash equivalents, end of period	$328.0	$742.0
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  General
The unaudited Condensed Consolidated Financial Statements and related notes in this Quarterly Report on Form
10-Q
are presented as permitted by Article 10 of Regulation
S-X
and do not contain certain information included in the audited Consolidated Financial Statements and notes thereto in our 2020 Annual Report on Form
10-K,
which should be read in conjunction with this Quarterly Report on Form
10-Q.
These unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of future results. These unaudited Condensed Consolidated Financial Statements reflect our current estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods presented.
Fiscal Periods
The three months ended April 3, 2021 and March 28, 2020 each consisted of a thirteen-week
 period.
Note 2.  Acquisitions
On March 18, 2021, we completed our acquisition of the net assets of ZippyYum, LLC (“ZippyYum”), a California-based developer of software products used in the food service and food preparation industries. We believe this acquisition enhances our product portfolio in our Retail Branding and Information Solutions (“RBIS“) reportable segment.
On March 1, 2021, we completed our stock acquisition of JDC Solutions, Inc. (“JDC”), a Tennessee-based manufacturer of pressure-sensitive specialty tapes. We believe this acquisition expands the product portfolio in our Industrial and Healthcare Materials (“IHM“) reportable segment.
The acquisitions of ZippyYum and JDC are referred collectively as the “2021 Acquisitions.”
The aggregate purchase consideration for the 2021 Acquisitions, which is subject to customary post-closing adjustments, was approximately
$42

million. The 2021 Acquisitions were funded using cash and existing credit facilities. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to approximately

$13

million subject to their achievement of certain performance targets. Based on our estimates, we have accrued approximately
$12
 million for these earn-out payments, which has been included in the $
42
 million of aggregate purchase consideration.
Consistent with the allowable time to complete our assessment, the valuation of certain acquired assets and liabilities, including tangible and intangible assets, environmental liabilities and income taxes, are currently pending.
These acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Note 3.  Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the three months ended April 3, 2021 by reportable segment are shown below.

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of January 2, 2021	$480.9	$471.8	$183.7	$1,136.4
Acquisitions (1)	—	17.2	6.0	23.2
Acquisition adjustment (2)	1.2	—	—	1.2
Translation adjustments	(13.1)	(3.8)	(2.3)	(19.2)
Goodwill as of April 3, 2021	$469.0	$485.2	$187.4	$1,141.6
(1)
Goodwill acquired related to the acquisitions of JDC and ZippyYum. We expect the recognized goodwill related to the JDC acquisition not to be deductible for income tax purposes and the recognized goodwill related to the ZippyYum acquisition to be deductible for income tax purposes.

(2)	Measurement period adjustment related to the finalization of the purchase price allocation for the acquisition of ACPO, Ltd. completed in December 2020.

Avery Dennison Corporation

Finite-Lived Intangible Assets
The intangibles assets from the 2021 Acquisitions were not material to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Note 4.  Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $2.30 billion at April 3, 2021 and $2.34 billion at January 2, 2021. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $800 million revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt in relation to a certain measure of income. As of both April 3, 2021 and January 2, 2021, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of April 3, 2021 or January 2, 2021.
Note 5.  Pension and Other Postretirement Benefits
Defined Benefit Plans
We sponsor a number of defined benefit plans, the accrual of benefits under some of which has been frozen, covering eligible employees in the U.S. and certain other countries. Benefits payable to an employee are based primarily on years of service and the employee’s compensation during his or her employment with us. For the three months ended April 3, 2021 and March 28, 2020, the net periodic benefit cost related to our U.S. and international plans was not material.
Service cost and the components of net periodic benefit cost (credit) other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating
expense (income), net” in the unaudited Condensed Consolidated Statements of Income, respectively.
We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations. We did not incur significant costs related to these benefits in the three months ended April 3, 2021 or March 28, 2020.
Note 6.  Cost Reduction Actions
2019/2020 Actions
During the three months ended April 3, 2021, we recorded $2.7 million in restructuring charges related to our 2019/2020 actions.
These charges consisted of severance and related costs for the reduction of approximately 100 positions at numerous locations across our company, which primarily included actions in our RBIS reportable segment.
The actions were primarily related to global headcount and footprint reductions, with some actions accelerated and expanded in response to the coronavirus/
COVID-19
pandemic (“COVID-19”).

Avery Dennison Corporation

During the three months ended April 3, 2021, restructuring charges and payments were as follows:

(In millions)	Accrual at January 2, 2021	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at April 3, 2021
2019/2020 Actions
Severance and related costs	$28.3	$2.4	$(11.0)	$—	$(.3)	$19.4
Asset impairment	—	.3	—	(.3)	—	—
Total	$28.3	$2.7	$(11.0)	$(.3)	$(.3)	$19.4
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
The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Restructuring charges, net of reversals, by reportable segment and Corporate
Label and Graphic Materials	$.7	$.4
Retail Branding and Information Solutions	1.6	1.5
Industrial and Healthcare Materials	—	.5
Corporate	.6	—
Total	$2.9	$2.4
Note 7.  Financial Instruments
We enter into foreign exchange hedge contracts to reduce our risk from foreign exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S. We also enter into futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases of natural gas. The impact of these foreign exchange and commodities hedge activities on the unaudited Condensed Consolidated Financial Statements was not material.
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts as of April 3, 2021 was $(31.7) million and was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 11, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

We recorded

no
ineffectiveness
from
our cross-currency swap to earnings during the three months ended April 3, 2021 or March 28, 2020.
Note 8.  Taxes Based on Income
The following table summarizes our income before taxes, provision for (benefit from) income taxes, and effective tax rate:

	Three Months Ended
(Dollars in millions)	April 3, 2021	March 28, 2020
Income before taxes	$268.9	$180.9
Provision for (benefit from) income taxes	58.1	46.3
Effective tax rate	21.6%	25.6%
Our provision for (benefit from) income taxes for the three months ended April

3, 2021 included

$7 million of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for (benefit from) income taxes for the three months ended April

3, 2021 also reflected a $14.1 million return-to-provision benefit related to an election made on our amended 2018 U.S. tax return, and excess tax benefits associated with stock-based payments, partially offset by tax charges primarily from increases in certain tax reserves and additional interest and penalty accruals. Subsequent to the end of our first quarter of 2021, we filed our amended 2018 U.S. tax return prior to the statutory deadline.

Avery Dennison Corporation

Our provision for (benefit from) income taxes for the three months ended March 28, 2020 included
 $7.2

million
of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for (benefit from) income taxes for the three months ended March 28, 2020 also reflected tax benefits from decreases in reserves primarily as a result of closing tax years, excess tax benefits associated with stock-based payments, and a change in a foreign withholding tax rate.
In fiscal year 2020, the U.S. Department of Treasury issued final regulations that provide certain U.S. taxpayers with an annual election to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. This annual election included an option for retroactive application to tax years 2018 through 2020. We determined to make the election for tax years 2018 and 2019 and recognized tax benefits in the first quarter of 2021 and the fourth quarter of 2020, respectively. We have not yet determined whether to make the election for tax years 2020 and 2021. We continue to evaluate the impact of these regulations and currently anticipate that the benefit from making this election on our 2020 U.S. tax return may be significant.
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

Avery Dennison Corporation

Note 9.  Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended
(In millions, except per share amounts)	April 3, 2021	March 28, 2020
(A) Net income	$209.5	$134.2
(B) Weighted average number of common shares outstanding	83.1	83.3
Dilutive shares (additional common shares issuable under stock-based awards)	.8	.8
(C) Weighted average number of common shares outstanding, assuming dilution	83.9	84.1
Net income per common share: (A) ÷ (B)	$2.52	$1.61
Net income per common share, assuming dilution: (A) ÷ (C)	$2.50	$1.60
Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three months ended April 3, 2021 or March 28, 2020.
Note 10.  Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Common stock issued, $1 par value per share	$124.1	$124.1
Capital in excess of par value
Beginning balance	$862.1	$874.0
Issuance of shares under stock-based compensation plans (1)	(16.3)	(21.5)
Ending balance	$845.8	$852.5
Retained earnings
Beginning balance	$3,349.3	$2,979.1
Net income	209.5	134.2
Issuance of shares under stock-based compensation plans (1)	(7.7)	(4.2)
Contribution of shares to 401(k) Plan (1)	4.9	4.1
Dividends	(51.6)	(48.4)
Ending balance	$3,504.4	$3,064.8
Treasury stock at cost
Beginning balance	$(2,501.0)	$(2,425.1)
Repurchase of shares for treasury	(55.6)	(45.2)
Issuance of shares under stock-based compensation plans (1)	8.6	12.0
Contribution of shares to 401(k) Plan (1)	1.7	2.3
Ending balance	$(2,546.3)	$(2,456.0)
Accumulated other comprehensive loss
Beginning balance	$(349.6)	$(348.1)
Other comprehensive income (loss), net of tax	3.5	(63.9)
Ending balance	$(346.1)	$(412.0)
(1)
We fund a portion of our employee-related expenses using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of the awards vested and record net gains or losses associated with our use of treasury shares to retained earnings.

Dividends per common share were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Dividends per common share	$.62	$.58

Avery Dennison Corporation

Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 3, 2021 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2021	$(248.1)	$(92.7)	$(8.8)	$(349.6)
Other comprehensive income (loss) before reclassifications, net of tax	7.6	—	(4.8)	2.8
Reclassifications to net income, net of tax	—	1.2	(.5)	.7
Other comprehensive income (loss), net of tax	7.6	1.2	(5.3)	3.5
Balance as of April 3, 2021	$(240.5)	$(91.5)	$(14.1)	$(346.1)
The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 28, 2020 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 28, 2019	$(245.1)	$(101.8)	$(1.2)	$(348.1)
Other comprehensive income (loss) before reclassifications, net of tax	(68.6)	—	4.7	(63.9)
Reclassifications to net income, net of tax	—	.6	(.6)	—
Other comprehensive income (loss), net of tax	(68.6)	.6	4.1	(63.9)
Balance as of March 28, 2020	$(313.7)	$(101.2)	$2.9	$(412.0)

Avery Dennison Corporation

Note 11.  Fair Value Measurements
Recurring Fair Value Measurements
The assets and liabilities carried at fair value, measured on a recurring basis, as of April 3, 2021 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$33.4	$27.5	$5.9	$—
Derivative assets	9.1	—	9.1	—
Bank drafts	11.9	11.9	—	—
Liabilities
Cross-currency swap	$31.7	$—	$31.7	$—
Derivative liabilities	5.8	—	5.8	—
Contingent consideration liabilities	11.6	—	—	11.6
The assets and liabilities carried at fair value, measured on a recurring basis, as of January 2, 2021 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$33.6	$27.4	$6.2	$—
Derivative assets	5.2	.1	5.1	—
Bank drafts	12.8	12.8	—	—
Liabilities
Cross-currency swap	$36.7	$—	$36.7	$—
Derivative liabilities	9.5	.3	9.2	—
Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of April 3, 2021, investments of $.4 million and $33.0 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of January 2, 2021, investments of $1 million and $32.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with one of the 2021 Acquisitions. These payments are based on the achievement of certain performance targets based on the terms of the purchase agreement, and our estimates are based on the expected payments related to these targets. We have classified these liabilities as Level 3. As of April 3, 2021, contingent consideration liabilities of approximately
$5
 million and $
7
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

Avery Dennison Corporation

Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses. If information were to become available that allowed us to reasonably estimate a range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters would be assessed as they arise; until then, a range of potential expenses for such resolution cannot be determined. We are currently party to a litigation in which certain of our radio-frequency identification (“RFID”) products are alleged to have infringed the patents of an unrelated third party. We assess the probability of a material unfavorable outcome to be remote. We continue to defend ourselves vigorously in this lawsuit and will appeal any adverse judgment.

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
As of April 3, 2021, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at twelve waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the three months ended April 3, 2021 is shown below.

(In millions)
Balance at January 2, 2021	$21.1
Charges, net of reversals	.2
Payments	(.6)
Balance at April 3, 2021	$20.7
Approximately $8 million and
 $9
million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of April 3, 2021 and January 2, 2021, respectively.

Avery Dennison Corporation

Note 13.  Segment and Disaggregated Revenue Information
Disaggregated Revenue Information
Disaggregated revenue information is shown below in the manner that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenue from our Label and Graphic Materials (“LGM”) reportable segment is attributed to geographic areas based on the location from which products are shipped. Revenue from our RBIS reportable segment is shown by product group.

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S. (1)	$364.9	$328.1
Europe, Middle East and North Africa (1)	515.6	445.3
Asia (1)	323.1	241.3
Latin America	95.5	90.2
Other international	77.9	68.6
Total Label and Graphic Materials (1)	1,377.0	1,173.5
Retail Branding and Information Solutions:
Apparel (1)	428.4	358.6
Printer Solutions	54.3	43.3
Total Retail Branding and Information Solutions (1)	482.7	401.9
Industrial and Healthcare Materials	191.6	147.6
Net sales to unaffiliated customers	$2,051.3	$1,723.0
(1)
In the first quarter of 2020, an insignificant portion of the net sales and associated operating loss related to the acquisition of Smartrac’s Transponder (RFID Inlay) division (“Smartrac”) was reported in our LGM reportable segment’s results, reflecting sales through that segment’s channels. To better align the reporting with our current organizational structure, the results associated with the acquisition were reclassified and are now included solely in the results for our RBIS reportable segment in both periods presented above.

Avery Dennison Corporation

Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Intersegment sales
Label and Graphic Materials	$21.6	$22.4
Retail Branding and Information Solutions	8.3	6.5
Industrial and Healthcare Materials	2.1	1.6
Intersegment sales	$32.0	$30.5
Income before taxes
Label and Graphic Materials (1)	$226.2	$172.5
Retail Branding and Information Solutions (1)	60.0	30.9
Industrial and Healthcare Materials	23.5	14.9
Corporate expense	(25.9)	(19.1)
Interest expense	(16.2)	(18.8)
Other non-operating expense (income), net	1.3	.5
Income before taxes	$268.9	$180.9
Other expense (income), net, by reportable segment and Corporate
Label and Graphic Materials (1)	$(1.9)	$1.1
Retail Branding and Information Solutions (1)	2.1	3.3
Industrial and Healthcare Materials	.1	.5
Corporate	.6	—
Other expense (income), net	$.9	$4.9
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$2.4	$2.4
Asset impairment charges and lease cancellation costs	.5	—
Other items:
Outcome of legal proceedings	2.1	—
Transaction and related costs	.7	2.5
Gain on sale of product line	(4.8)	—
Other expense (income), net	$.9	$4.9
(1)
In the first quarter of 2020, an insignificant portion of the net sales and associated operating loss related to the acquisition of Smartrac was reported in our LGM reportable segment’s results, reflecting sales through that segment’s channels. To better align the reporting with our current organizational structure, the results associated with the acquisition were reclassified and are now included solely in the results for our RBIS reportable segment in both periods presented above.

Avery Dennison Corporation

Note 14.  Supplemental Financial Information
Inventories
The table below summarizes the amounts in inventory, net.

(In millions)	April 3, 2021	January 2, 2021
Raw materials	$305.4	$268.6
Work-in-progress	218.6	210.3
Finished goods	262.7	238.3
Inventories, net	$786.7	$717.2
Property, Plant and Equipment
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	April 3, 2021	January 2, 2021
Property, plant and equipment	$3,443.4	$3,476.3
Accumulated depreciation	(2,114.4)	(2,132.6)
Property, plant and equipment, net	$1,329.0	$1,343.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Balance at January 2, 2021	$44.6	$27.1
Provision for (reversal of) credit losses (1)	(1.9)	20.3
Amounts written off	(1.1)	(.5)
Other, including foreign currency translation	(.9)	(.6)
Balance at April 3, 2021	$40.7	$46.3
(1)	For the three months ended March 28, 2020, our provision for credit losses reflected impacts on customers as a result of COVID-19.

Avery Dennison Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, provides management’s views on our financial condition and results of operations and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes.
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
Our
non-GAAP
financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period. By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, outcome of certain legal proceedings, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, gains or losses on investments and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.
We use these
non-GAAP
financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period and full year, as applicable.
We use the following
non-GAAP
financial measures in this MD&A:

●
Sales change ex. currency
refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation, and, where applicable, the calendar shift resulting from the extra week in the prior fiscal year and currency adjustment for transitional reporting of highly inflationary economies. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of currency fluctuations.

●	Organic sales change refers to sales change ex. currency, excluding the estimated impact of product line exits, acquisitions and divestitures.
We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales change from the ongoing activities of our businesses and enhance their ability to evaluate our results from period to period.

●
Free cash flow
refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments. We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases and acquisitions.

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK
COVID-19 Update
Uncertainty surrounding the global health crisis remains elevated as many parts of the world are experiencing a resurgence in cases related to the coronavirus/COVID-19 pandemic (“COVID-19”). The safety and well-being of employees has been and continues to be our top priority. We have taken steps to ensure employee safety, quickly implementing world-class safety protocols and continuing to adapt guidelines as the pandemic evolves. Where appropriate, we may take further actions required by international, federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
As supply chains remain tight, we continue to actively manage through a dynamic supply and demand environment. We are leveraging our global scale and working closely with customers and suppliers to continue delivering industry-leading products and services. We are mitigating risk to keep supply chain disruptions negligible and demonstrating agility and preparedness through robust scenario planning.
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended April 3, 2021
Reported sales change	19%
Foreign currency translation	(4)
Extra week impact	(4)
Sales change ex. currency (1)	11
Acquisitions and product line exit	(2)
Organic sales change (1)	9%
(1)	Totals may not sum due to rounding
In the three months ended April 3, 2021, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume/mix.
Net Income
Net income increased from approximately $134 million in the first three months of 2020 to approximately $210 million in the first three months of 2021. Major factors affecting the change in net income included the following:

●	Higher volume/mix
●	Lower allowances for credit losses
●	Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs
Offsetting factors:

●	Higher employee-related costs
●	Net impact of pricing and raw material input costs
Acquisitions
On March 18, 2021, we completed our acquisition of the net assets of ZippyYum, LLC (“ZippyYum”), a California-based developer of software products used in the food service and food preparation industries. We believe this acquisition enhances our product portfolio in our Retail Branding and Information Solutions (“RBIS”) reportable segment.
On March 1, 2021, we completed our stock acquisition of JDC Solutions, Inc. (“JDC”), a Tennessee-based manufacturer of pressure sensitive specialty tapes. We believe this acquisition expands the product portfolio in our Industrial and Healthcare Materials (“IHM”) reportable segment.
The acquisitions of ZippyYum and JDC are referred collectively as the “2021 Acquisitions.”
The aggregate purchase consideration for the 2021 Acquisitions, which is subject to customary post-closing adjustments, was approximately $42 million. The 2021 Acquisitions were funded using cash and existing credit facilities. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to approximately $13 million subject to their achievement of certain performance targets. Based on our estimates, we have accrued approximately $12 million for these earn-out payments, which has been included in the $42 million of aggregate purchase consideration.
Consistent with the allowable time to complete our assessment, the valuation of certain acquired assets and liabilities, including tangible and intangible assets, environmental liabilities and income taxes, are currently pending.
These acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation

Cost Reduction Actions
2019/2020 Actions
During
the three months ended April 3, 2021, we recorded $2.7 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 100 positions at numerous locations across our company, which primarily included actions in our RBIS reportable segment. The actions were primarily related to global headcount and footprint reductions, with some actions accelerated and expanded in response to COVID-19.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cash Flow

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Net cash provided by operating activities	$209.3	$4.4
Purchases of property, plant and equipment	(25.2)	(33.2)
Purchases of software and other deferred charges	(2.3)	(6.2)
Proceeds from sales of property, plant and equipment	.7	—
Proceeds from insurance and sales (purchases) of investments, net	(.5)	(.3)
Free cash flow	$182.0	$(35.3)
During the first three months of 2021, net cash provided by operating activities increased compared to the same period last year primarily due to changes in operational working capital and higher net income. During the first three months of 2021, free cash flow increased compared to the same period last year primarily due to an increase in net cash provided by operating activities and a decrease in purchases of property, plant and equipment.
Outlook
In addition to the continued uncertain impact on COVID-19 on our businesses, certain factors that we believe may contribute to our 2021 results are described below.

●
We expect net sales to increase by approximately 10% to 12%, including an increase of 2% from the effect of foreign currency translation and a decrease of 1% related to the calendar shift resulting from the extra week in 2020.

●	Based on recent exchange rates, we expect foreign currency translation to increase our operating income by approximately $25 million.
●	We expect incremental savings from restructuring actions, net of transition costs, of approximately $70 million.
●	We expect our full year effective tax rate to be in the mid-twenty percent range.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	April 3, 2021	March 28, 2020
Net sales	$2,051.3	$1,723.0
Cost of products sold	1,454.3	1,237.9
Gross profit	597.0	485.1
Marketing, general and administrative expense	312.3	281.0
Other expense (income), net	.9	4.9
Interest expense	16.2	18.8
Other non-operating expense (income), net	(1.3)	(.5)
Income before taxes	$268.9	$180.9

Gross profit margin	29.1%	28.2%
Gross Profit Margin
Gross profit margin for the first three months of 2021 increased from the same period last year primarily due to higher volume, partially offset by higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first three months of 2021 compared to the same period last year primarily due to higher employee-related costs, partially offset by lower allowances for credit losses and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.
Other Expense (Income), Net

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$2.4	$2.4
Asset impairment charges and lease cancellation costs	.5	—
Other items:
Outcome of legal proceedings	2.1	—
Transaction and related costs	.7	2.5
Gain on sale of product line	(4.8)	—
Other expense (income), net	$.9	$4.9
Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense decreased in the first three months of 2021 compared to the same period last year reflecting lower borrowing rates on outstanding indebtedness.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	April 3, 2021	March 28, 2020
Income before taxes	$268.9	$180.9
Provision for (benefit from) income taxes	58.1	46.3
Equity method investment (losses) gains	(1.3)	(.4)
Net income	$209.5	$134.2
Per share amounts:
Net income per common share	$2.52	$1.61
Net income per common share, assuming dilution	2.50	1.60

Effective tax rate	21.6%	25.6%
Provision for (Benefit from) Income Taxes
Our effective tax rate for the three months ended April 3, 2021 was 21.6% compared to 25.6% in the same period last year. The tax rate for the three months ended April 3, 2021 primarily reflected a return-to-provision benefit related to an election made on our amended 2018 U.S. tax return filed subsequent to the end of our first quarter of 2021. Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
We estimate our effective tax rate for fiscal year 2021 to be in the mid-twenty percent range. Our effective tax rate can vary from quarter to quarter due to a variety of factors, such as changes in the mix of earnings in countries with differing statutory tax rates, changes in tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision
adjustments, tax impacts related to stock-based payments and execution of tax planning strategies.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER
Operating income refers to income before taxes, interest and other non-operating
expense (income), net.
Label and Graphic Materials

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Net sales including intersegment sales	$1,398.6	$1,195.9
Less intersegment sales	(21.6)	(22.4)
Net sales	$1,377.0	$1,173.5
Operating income (1)	226.2	172.5

(1) Included charges associated with restructuring actions and transaction and related costs in both years, and outcome of legal proceedings and gain on sale of product line in 2021	$(1.9)	$1.1

Avery Dennison Corporation

Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended April 3, 2021
Reported sales change	17%
Foreign currency translation	(5)
Extra week impact	(4)
Sales change ex. currency (1)	8
Acquisitions and product line exit	(1)
Organic sales change (1)	8%
(1)	Totals may not sum due to rounding
In the first three months of 2021, net sales increased on an organic basis compared to the same period in the prior year due to higher volume/mix. On an organic basis, net sales increased by a mid-teens rate in emerging markets and low-single
digit rates in North America and Western Europe.
Operating Income
Operating income increased in the first three months of 2021 compared to the same period last year primarily due to favorable volume/mix, lower allowances for credit losses, favorable foreign currency translation and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs. These benefits were partially offset by higher employee-related costs and the net impact of pricing and raw material costs.
Retail Branding and Information Solutions

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Net sales including intersegment sales	$491.0	$408.4
Less intersegment sales	(8.3)	(6.5)
Net sales	$482.7	$401.9
Operating income (1)	60.0	30.9

(1) Included charges associated with restructuring actions and transaction and related costs in both years, and loss on sale of asset in 2021	$2.1	$3.3
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended April 3, 2021
Reported sales change	20%
Foreign currency translation	(2)
Extra week impact	(3)
Sales change ex. currency (1)	15
Acquisitions	(6)
Organic sales change (1)	9%
(1)	Totals may not sum due to rounding
In the first three months of 2021, sales ex. currency increased compared to the same period in the prior year due to an increase of approximately 40% of our radio-frequency identification (“RFID”) solutions, including the benefit of the acquisition of Smartrac’s Transponder (RFID Inlay) division (“Smartrac”), and a mid-single digit rate increase in the base business. The substantial majority of our sales of Intelligent Labels are reported within our RBIS reportable segment. On an organic basis, net sales in the segment related to Intelligent Labels increased by a high-teens rate. Company-wide, sales of Intelligent Labels solutions increased on an organic basis by approximately 20%.

Avery Dennison Corporation

Operating Income
Operating income increased in the first three months of 2021 compared to the same period last year primarily due to higher volume, lower allowances for credit losses and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and growth investments.
Industrial and Healthcare Materials

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Net sales including intersegment sales	$193.7	$149.2
Less intersegment sales	(2.1)	(1.6)
Net sales	$191.6	$147.6
Operating income (1)	23.5	14.9

(1) Included transaction and related costs and gain on sale of assets in 2021 and charges associated with restructuring actions in 2020	$.1	$.5
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended April 3, 2021
Reported sales change	30%
Foreign currency translation	(7)
Extra week impact	(5)
Sales change ex. currency (1)	19
Acquisitions	(3)
Organic sales change (1)	16%
(1)	Totals may not sum due to rounding
In the first three months of 2021, net sales increased on an organic basis compared to the same period in the prior year primarily due to an increase of approximately 20% in industrial categories, partially offset by a low-single
digit rate decline in healthcare categories.
Operating Income
Operating income increased in the first three months of 2021 compared to the same period last year primarily due to higher volume/mix, partially offset by higher employee-related costs.

Avery Dennison Corporation

FINANCIAL CONDITION
Liquidity
Operating Activities

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Net income	$209.5	$134.2
Depreciation	40.0	36.8
Amortization	14.4	10.7
Provision for credit losses and sales returns	8.9	31.2
Stock-based compensation	9.9	6.3
Pension plan settlement loss	.4	—
Deferred taxes and other non-cash taxes	1.5	6.4
Other non-cash expense and loss (income and gain), net	2.7	4.4
Changes in assets and liabilities and other adjustments	(78.0)	(225.6)
Net cash provided by operating activities	$209.3	$4.4
During the first three months of 2021, net cash provided by operating activities increased compared to the same period last year primarily due to changes in operational working capital and higher net income.
Investing Activities

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Purchases of property, plant and equipment	$(25.2)	$(33.2)
Purchases of software and other deferred charges	(2.3)	(6.2)
Proceeds from sales of property, plant and equipment	.7	—
Proceeds from insurance and sales (purchases) of investments, net	(.5)	(.3)
Proceeds from sale of product line	6.7	—
Payments for acquisitions, net of cash acquired, and investments in businesses	(30.6)	(245.9)
Net cash used in investing activities	$(51.2)	$(285.6)
Purchases of Property, Plant and Equipment
During the first three months of 2021, we primarily invested in equipment to support growth in the U.S. for our Labels and Graphic Materials (“LGM”) and IHM reportable segments and in certain countries in Asia for our RBIS reportable segment. During the first three months of 2020, we primarily invested in equipment and expanded manufacturing facilities to support growth in the U.S. for our LGM reportable segment and in the U.S. and certain countries in Asia for our RBIS reportable segment.
Purchases of Software and Other Deferred Charges
During the first three months of 2021, we invested in information technology upgrades in the U.S. During the first three months of 2020, we invested in information technology upgrades worldwide.
Proceeds from Sale of Product Line
During the first three months of 2021, proceeds from the sale of a product line were in our LGM reportable segment.
Payments for Acquisitions, Net of Cash Acquired, and Investments in Businesses
During the first three months of 2021, we paid consideration, net of cash acquired, of approximately $30 million for the 2021 Acquisitions, which we funded using cash and existing credit facilities. During the first three months of 2020, we paid consideration, net of cash acquired, of approximately $246 million to acquire Smartrac, which we initially funded using commercial paper borrowings. We also invested in certain strategic unconsolidated businesses in both 2021 and 2020.

Avery Dennison Corporation

Financing Activities

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Net increase (decrease) in borrowings (maturities of three months or less)	$53.8	$(106.0)
Additional borrowings under revolving credit facility	—	500.0
Additional long-term borrowings	—	494.4
Repayments of long-term debt and finance leases	(1.5)	(1.1)
Dividends paid	(51.6)	(48.4)
Share repurchases	(55.6)	(45.2)
Net (tax withholding) proceeds related to stock-based compensation	(25.3)	(20.0)
Net cash (used in) provided by financing activities	$(80.2)	$773.7
Borrowings and Repayment of Debt
During the first three months of 2021 and 2020, our commercial paper borrowings were used to fund dividend payments, share repurchases and capital expenditures, and for other general corporate purposes. During the first quarter of 2020, commercial paper borrowings were also used for the Smartrac acquisition, with those borrowings subsequently repaid using the net proceeds of $494.4 million from the $500 million of senior notes we issued in March 2020. We used the remaining proceeds from these notes to repay our $250 million aggregate principal amount of senior notes that matured in April 2020.
In the first quarter of 2020, in light of uncertainty as a result of
COVID-19
regarding the availability of commercial paper, which we typically rely upon to fund our day-to-day
operational needs, and the relatively favorable terms under our $800 million revolving credit facility (the “Revolver”), we borrowed $500 million from the Revolver with a six-month
duration. This amount was repaid in June 2020.
Dividends Paid
We paid dividends of $.62 per share in the first three months of 2021 compared to $.58 per share in the same period last year. In April 2021, subsequent to the end of our first quarter of 2021, we increased our quarterly dividend rate to $.68 per share, representing an increase of approximately 10% from our previous dividend rate of $.62 per share.
Share Repurchases
During the first three months of 2021 and 2020, we repurchased approximately .3 million and .4 million shares of our common stock, respectively.
Net (Tax Withholding) Proceeds Related to Stock-Based Compensation
During the first three months of 2021, tax withholding for stock-based compensation increased compared to the same period last year primarily as a result of equity awards vesting at higher share prices.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the three months ended April 3, 2021, goodwill increased by approximately $5 million to $1.14 billion, which reflected the preliminary valuation of goodwill associated with the 2021 Acquisitions, partially offset by the impact of foreign currency translation.
In the three months ended April 3, 2021, other intangibles resulting from business acquisitions, net, decreased by approximately $3 million to $221.9 million, which reflected current year amortization expense and the impact of foreign currency translation, partially offset by the valuation of other intangibles from the 2021 Acquisitions.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of April 3, 2021, the balance of our shareholders’ equity was $1.58 billion. Refer to Note 10, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Impact of Foreign Currency Translation

(In millions)	Three Months Ended April 3, 2021
Change in net sales	$66
International operations generated approximately 77% of our net sales during the three months ended April 3, 2021. Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The favorable impact of foreign currency translation on net sales in the first three months of 2021 compared to the same period last year was primarily related to euro-denominated sales and sales in China.
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
Analysis of Selected Financial Ratios
We utilize the financial ratios discussed below to assess our financial condition and operating performance. We believe this information assists our investors in understanding the drivers of our cash flow other than net income and capital expenditures.
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the first quarter of 2021 was lower compared to the first quarter of 2020.

(In millions, except percentages)	April 3, 2021	March 28, 2020
(A) Working capital	$573.9	$353.5
Reconciling items:
Cash and cash equivalents	(328.0)	(742.0)
Other current assets	(216.3)	(225.8)
Short-term borrowings and current portion of long-term debt and finance leases	116.9	832.3
Accrued payroll and employee benefits and other current liabilities	763.6	697.0
(B) Operational working capital	$910.1	$915.0
(C) First-quarter net sales, annualized	$8,205.2	$6,892.0
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	11.1%	13.3%
Accounts Receivable Ratio
The average number of days sales outstanding was 58 days in the first quarter of 2021 compared to 65 days in the first quarter of 2020, calculated using the accounts receivable balance at quarter-end
divided by the average daily sales in the first quarter of 2021 and 2020, respectively. The decrease in the average number of days sales outstanding primarily reflected the impact of focused collection efforts.
Inventory Ratio
Average inventory turnover was 7.4 in the first quarter of 2021 compared to 6.9 in the first quarter of 2020, calculated using the annualized first-quarter cost of products sold in 2021 and 2020, respectively, and divided by the inventory balance at quarter-end.
The increase in average inventory turnover primarily reflected planned inventory pre-build as a result of increasing raw material prices.

Avery Dennison Corporation

Accounts Payable Ratio
The average number of days payable outstanding was 74 days in the first quarter of 2021 compared to 76 days in the first quarter of 2020, calculated using the accounts payable balance at quarter-end
divided by the annualized first-quarter cost of products sold in 2021 and 2020, respectively. The decrease in the average number of days payable outstanding from the prior year primarily reflected the timing of vendor payments.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing, including access to commercial paper supported by our Revolver. We use these resources to fund our operational needs.
As of April 3, 2021, we had cash and cash equivalents of $328 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations throughout the world. As of April 3, 2021, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Europe and Asia Pacific.
To meet U.S. cash requirements, we have several cost-effective liquidity options available. These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings and profits. However, if we were to repatriate foreign earnings and profits, a portion would be subject to cash payments of withholding taxes imposed by foreign tax authorities. Additional U.S. taxes may also result from the impact of foreign currency movements related to these earnings and profits.
The Revolver, which matures in February 2025, is used as a
back-up
facility for our commercial paper program and can be used for other corporate purposes. No balance was outstanding under the Revolver as of April 3, 2021 or January 2, 2021.
Capital from Debt
The carrying value of our total debt increased by approximately $26 million in the first three months of 2021 to $2.14 billion, primarily reflecting a net increase in commercial paper borrowings.
Credit ratings are a significant factor in our ability to raise short- and long-term financing. The credit ratings assigned to us also impact the interest rates we pay and our access to commercial paper, credit facilities, and other borrowings. A downgrade of our short-term credit ratings could impact our ability to access commercial paper markets. If our access to commercial paper markets were to become limited, as it did in the first quarter of 2020 as a result of
COVID-19,
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
Off-Balance
Sheet Arrangements, Contractual Obligations, and Other Matters
Refer to Note 12, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for this information. Except as indicated therein, we have no material off-balance
sheet arrangements as described in Item 303(b) of Regulation
S-K.

Avery Dennison Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form
10-K
for the fiscal year ended January 2, 2021 that have not been disclosed in our periodic filings with the SEC.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form
10-K
for the fiscal year ended January 2, 2021 that have not been disclosed in our periodic filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule
10b-18(a)(3)
of the Exchange Act) of registered equity securities in the first quarter of 2021 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period (1)	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans (2)(3)	Approximate dollar value of shares that may yet be purchased under the plans (4)
January 3, 2021 - January 30, 2021	115.0	$157.94	115.0	$522.2
January 31, 2021 - February 27, 2021	40.3	158.94	40.3	515.8
January 28, 2021 - April 3, 2021	171.9	180.23	171.9	484.8
Total	327.2	$169.78	327.2	$484.8
(1)	The periods shown are our fiscal periods during the thirteen-week quarter ended April 3, 2021.
(2)	Shares in thousands.
(3)
In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases. This Board authorization will remain in effect until shares in the amount authorized thereunder have been repurchased.

(4)	Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable

Avery Dennison Corporation

ITEM 6. EXHIBITS

Exhibit 3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State (incorporated by reference to Exhibit 3.1 on Current Report on Form 8-K, filed April 29, 2011)
Exhibit 3.1(ii)	Amended and Restated Bylaws, effective as of December 7, 2017 (incorporated by reference to Exhibit 3.1(ii) on Current Report on Form 8-K, filed December 8, 2017)
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	Inline XBRL Extension Schema Document
Exhibit 101.CAL***	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	Inline XBRL Extension Definition Linkbase Document
Exhibit 104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 inline XBRL document set

*	Filed herewith.
**	Furnished herewith.
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

May 4, 2021