Form 10-Q
period 2021-07-03
Avery Dennison Corp
filed 2021-08-03
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021.
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
of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of July 31, 2021: 82,882,992

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2021 QUARTERLY REPORT ON FORM
10-Q

Safe Harbor Statement
The matters discussed in this Quarterly Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof, and other expressions that refer to future events and trends, identify forward-looking statements. These forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause our actual results to differ materially from the expected results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements also include those related to the pending acquisition of Vestcom, including its anticipated closing, benefits, financing and effect on our long-term targets and future financial results.
We believe that the most significant risk factors that could affect our financial performance in the near-term include: (i) the impacts to underlying demand for our products and/or foreign currency fluctuations from global economic conditions, political uncertainty, changes in environmental standards and governmental regulations, including as a result of the coronavirus/COVID-19
pandemic
(“COVID-19”);
(ii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iii) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; and (iv) the execution and integration of acquisitions, including the pending acquisition of Vestcom.
The more significant risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form
10-K
filed on February 25, 2021, and subsequent quarterly reports on Form10-Q. These risks and uncertainties include, but are not limited to, the following:

●	COVID-19

●
International Operations – worldwide and local economic and market conditions; changes in political conditions; and fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets

●
Our Business – changes in our markets due to competitive conditions, technological developments, environmental standards, laws and regulations, and customer preferences; fluctuations in demand affecting sales to customers; execution and integration of acquisitions, including the pending acquisition of Vestcom; selling prices; fluctuations in the cost and availability of raw materials and energy; the impact of competitive products and pricing; customer and supplier concentrations or consolidations; financial condition of distributors; outsourced manufacturers; product and service quality; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; successful implementation of new manufacturing technologies and installation of manufacturing equipment; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; and collection of receivables from customers

●
The Vestcom acquisition – our ability to complete the acquisition on the proposed terms or anticipated timeline, including risks and uncertainties related to securing the necessary regulatory approvals, financing and satisfaction of other closing conditions to complete the acquisition; the occurrence of any event, change or other circumstance that could give rise to the termination of the agreement related to the acquisition; significant transaction costs (which will be incurred whether or not the acquisition successfully closes) or unknown or inestimable liabilities; the risk of stockholder litigation in connection with the pending acquisition; risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company after the acquisition closes; effects related to the announcement or completion of the acquisition on the market price of our common stock; and the possibility that, if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors, the market price of our common stock could decline

●
Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; and the realization of deferred tax assets

●
Information Technology – disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; and data security breaches

●	Human Capital – recruitment and retention of employees; fluctuations in employee benefit costs; and collective labor arrangements

●
Our Indebtedness – credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; volatility of financial markets; fluctuations in interest rates; and compliance with our debt covenants

●	Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases

●
Legal and Regulatory Matters – protection and infringement of intellectual property and impact of legal and regulatory proceedings, including with respect to environmental, health and safety, anti-corruption and trade compliance

●	Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(
Unaudited
)

(Dollars in millions, except per share amount)	July 3, 2021	January 2, 2021
Assets
Current assets:

Cash and cash equivalents	$344.8	$252.3
Trade accounts receivable, less allowances of $39.4 and $44.6 at July 3, 2021 and January 2, 2021, respectively	1,338.9	1,235.2
Inventories, net	824.8	717.2
Other current assets	233.1	211.5
Total current assets	2,741.6	2,416.2
Property, plant and equipment, net	1,344.8	1,343.7
Goodwill	1,145.0	1,136.4
Other intangibles resulting from business acquisitions, net	216.7	224.9
Deferred tax assets	188.5	197.7
Other assets	785.9	765.0
	$6,422.5	$6,083.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$33.6	$64.7
Accounts payable	1,226.5	1,050.9
Accrued payroll and employee benefits	241.5	239.0
Other current liabilities	580.9	571.4
Total current liabilities	2,082.5	1,926.0
Long-term debt and finance leases	2,020.2	2,052.1
Long-term retirement benefits and other liabilities	506.9	503.6
Deferred tax liabilities and income taxes payable	109.3	117.3
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at July 3, 2021 and January 2, 2021; issued – 124,126,624 shares at July 3, 2021 and January 2, 2021; outstanding – 82,951,904 shares and 83,151,174 shares at July 3, 2021 and January 2, 2021, respectively	124.1	124.1
Capital in excess of par value	846.5	862.1
Retained earnings	3,637.3	3,349.3
Treasury stock at cost, 41,174,720 shares and 40,975,450 shares at July 3, 2021 and January 2, 2021, respectively	(2,576.7)	(2,501.0)
Accumulated other comprehensive loss	(327.6)	(349.6)
Total shareholders’ equity	1,703.6	1,484.9
	$6,422.5	$6,083.9
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(
Unaudited
)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$2,102.0	$1,528.5	$4,153.3	$3,251.5
Cost of products sold	1,525.7	1,145.6	2,980.0	2,383.5
Gross profit	576.3	382.9	1,173.3	868.0
Marketing, general and administrative expense	307.0	219.4	619.3	500.4
Other expense (income), net	(.6)	40.0	.3	44.9
Interest expense	16.0	20.0	32.2	38.8
Other non-operating expense (income), net	(1.4)	.2	(2.7)	(.3)
Income before taxes	255.3	103.3	524.2	284.2
Provision for (benefit from) income taxes	70.4	22.2	128.5	68.5
Equity method investment (losses) gains	(1.1)	(1.4)	(2.4)	(1.8)
Net income	$183.8	$79.7	$393.3	$213.9

Per share amounts:
Net income per common share	$2.21	$.96	$4.74	$2.56
Net income per common share, assuming dilution	$2.19	$.95	$4.69	$2.55

Weighted average number of shares outstanding:
Common shares	83.0	83.4	83.0	83.4
Common shares, assuming dilution	83.8	83.8	83.9	83.9
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(
Unaudited
)

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$183.8	$79.7	$393.3	$213.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	10.1	13.6	17.7	(55.0)
Pension and other postretirement benefits	.8	.7	2.0	1.3
Cash flow hedges	7.6	(5.5)	2.3	(1.4)
Other comprehensive income (loss), net of tax	18.5	8.8	22.0	(55.1)
Total comprehensive income, net of tax	$202.3	$88.5	$415.3	$158.8
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(
Unaudited
)

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Operating Activities
Net income	$393.3	$213.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80.8	74.6
Amortization	28.8	23.2
Provision for credit losses and sales returns	17.5	38.8
Stock-based compensation	18.5	1.4
Pension plan settlement loss	.4	—
Deferred taxes and other non-cash taxes	10.6	16.4
Other non-cash expense and loss (income and gain), net	13.8	16.7
Changes in assets and liabilities and other adjustments	(86.9)	(201.0)
Net cash provided by operating activities	476.8	184.0

Investing Activities
Purchases of property, plant and equipment	(83.8)	(63.9)
Purchases of software and other deferred charges	(6.4)	(11.0)
Proceeds from sales of property, plant and equipment	1.0	.1
Proceeds from insurance and sales (purchases) of investments, net	.4	(.4)
Proceeds from sale of product line	6.7	—
Payments for acquisitions, net of cash acquired, and investments in businesses	(33.8)	(252.8)
Net cash used in investing activities	(115.9)	(328.0)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	(36.2)	92.5
Additional borrowings under revolving credit facility	—	500.0
Repayments of revolving credit facility	—	(500.0)
Additional long-term borrowings	—	493.7
Repayments of long-term debt and finance leases	(3.1)	(267.6)
Dividends paid	(108.0)	(96.8)
Share repurchases	(95.0)	(45.2)
Net (tax withholding) proceeds related to stock-based compensation	(25.3)	(20.5)
Net cash (used in) provided by financing activities	(267.6)	156.1

Effect of foreign currency translation on cash balances	(.8)	(3.2)
Increase (decrease) in cash and cash equivalents	92.5	8.9
Cash and cash equivalents, beginning of year	252.3	253.7
Cash and cash equivalents, end of period	$344.8	$262.6
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
These unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of future results. These unaudited Condensed Consolidated Financial Statements reflect our current estimates and assumptions that affect our reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and our reported amounts of sales and expenses during the reporting periods presented.
Fiscal Periods
The three and six months ended July 3, 2021 and June 27, 2020 consisted of thirteen-week and twenty-six week periods, respectively.
Note 2.  Acquisitions
On March 18, 2021, we completed our acquisition of the net assets of ZippyYum, LLC (“ZippyYum”), a California-based developer of software products used in the food service and food preparation industries. We believe this acquisition enhances the product portfolio in our Retail Branding and Information Solutions (“RBIS“) reportable segment.
On March 1, 2021, we completed our acquisition of the issued and outstanding stock of JDC Solutions, Inc. (“JDC”), a Tennessee-based manufacturer of pressure-sensitive specialty tapes. We believe this acquisition expands the product portfolio in our Industrial and Healthcare Materials (“IHM“) reportable segment.
The acquisitions of ZippyYum and JDC are referred to collectively as the “2021 Acquisitions.”
The aggregate purchase consideration for the 2021
Acquisitions was approximately
$
43
 million. The 2021 Acquisitions were funded using cash and existing credit facilities. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out
payments of up to approximately $
13

million subject to their achievement of certain performance targets. We estimated the fair value of these earn-out payments as of July 3, 2021 to be approximately
$
12

million,
which has been included in the
$
43
 million of aggregate purchase consideration.
The 2021 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
S
ubsequent to the end of the second quarter of 2021, on July 27, 2021, we entered into an agreement to acquire Vestcom, an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies for a purchase price of
 $
1.45
billion, subject to customary closing and post-closing adjustments. We expect to complete this acquisition in the third quarter of 2021, subject to regulatory approvals and other customary closing conditions. We believe Vestcom’s solutions expand our position in high value categories while adding channel access and data management capabilities to our RBIS reportable segment.
Note 3.  Goodwill and Other Intangibles Resulting from Business Acquisitions
C
hanges in the net carrying amount of goodwill for the six months ended July 3, 2021 by reportable segment are shown below.

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of January 2, 2021	$480.9	$471.8	$183.7	$1,136.4
Acquisitions (1)	—	17.9	6.8	24.7
Acquisition adjustment (2)	1.2	—	—	1.2
Translation adjustments	(12.0)	(4.2)	(1.1)	(17.3)
Goodwill as of July 3, 2021	$470.1	$485.5	$189.4	$1,145.0
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
R
efer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Note 4.  Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $2.24 billion at July 3, 2021 and $2.34 billion at January 2, 2021. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $800 million revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt in relation to a certain measure of income. As of both July 3, 2021 and January 2, 2021, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of July 3, 2021 or January 2, 2021.
Note 5.  Pension and Other Postretirement Benefits
Defined Benefit Plans
We sponsor a number of defined benefit plans, the accrual of benefits under some of which has been frozen, covering eligible employees in the U.S. and certain other countries. Benefits payable to an employee are based primarily on years of service and the employee’s compensation during his or her employment with us. For the three and six months ended July 3, 2021 and June 27, 2020, the net periodic benefit cost related to our U.S. and international plans was not material.
Service cost and the components of net periodic benefit cost (credit) other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating
expense (income), net” in the unaudited Condensed Consolidated Statements of Income, respectively.
We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations. We did not incur significant costs related to these benefits in the three and six months ended July 3, 2021 or June 27, 2020.
Note 6.  Cost Reduction Actions
2019/2020 Actions
During the six months ended July 3, 2021, we recorded $4.5 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 160 positions at numerous locations across our company, which primarily included actions in our RBIS reportable segment.
The actions were primarily related to global headcount and footprint reductions, with some actions accelerated or expanded in response to the coronavirus/COVID-19
pandemic
(“COVID-19”).
During the six months ended July 3, 2021, restructuring charges and payments were as follows:

(In millions)	Accrual at January 2, 2021	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at July 3, 2021
2019/2020 Actions
Severance and related costs	$28.3	$4.1	$(18.2)	$—	$(.5)	$13.7
Asset impairment	—	.4	—	(.4)	—	—
Total	$28.3	$4.5	$(18.2)	$(.4)	$(.5)	$13.7
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

Avery Dennison Corporation

The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Restructuring charges, net of reversals, by reportable segment and Corporate
Label and Graphic Materials	$(.1)	$25.8	$.6	$26.2
Retail Branding and Information Solutions	1.4	12.2	3.0	13.7
Industrial and Healthcare Materials	.5	1.5	.5	2.0
Corporate	(.1)	(.2)	.5	(.2)
Total	$1.7	$39.3	$4.6	$41.7
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
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts as of July 3, 2021 was $(25.2) million and was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 11, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency
swap to earnings during the three and six months ended July 3, 2021 or June 27, 2020.
Note 8.  Taxes Based on Income
The following table summarizes our income before taxes, provision for (benefit from) income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Income before taxes	$255.3	$103.3	$524.2	$284.2
Provision for (benefit from) income taxes	70.4	22.2	128.5	68.5
Effective tax rate	27.6%	21.5%	24.5%	24.1%
Our provision for (benefit from) income taxes for the three months and six months ended July 3, 2021 included $

million and $14 million, respectively, of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”).
Our provision for (benefit from) income taxes for the three months and six months ended July 3, 2021 also reflected $
3.5
 million of net discrete tax charge related to tax effects on outcomes of certain legal proceedings and $
3.6 million of net discrete tax benefit primarily from decreases in certain tax reserves, including associated interest and penalties, as a result of closing tax years. Additionally, our provision for (benefit from) income taxes for the six months ended July 3, 2021 reflected a
$
14.1

million return-to-provision benefit related to a GILTI exclusion election made on our amended 2018 U.S. tax return.
O
ur provision for (benefit from) income taxes for the three and six months ended June 27, 2020 included
$
3.3
million and $10.5

million, respectively, of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for (benefit from) income taxes for the three and six months ended June 27, 2020 also reflected
$
11.8

million of net discrete tax benefit primarily from decreases in certain tax reserves, including associated interest and penalties, as a result of closing tax years and the effective settlement of certain foreign tax audits.

Avery Dennison Corporation

In fiscal year 2020, the U.S. Department of Treasury issued final regulations that provide certain U.S. taxpayers with an annual election to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. This annual election included an option for retroactive application to tax years 2018 through 2020. We determined to make the election for tax years 2018 and 2019 and recognized related tax benefits in the first quarter of 2021 and the fourth quarter of 2020, respectively. We have not yet determined whether to make the election for tax years 2020 and 2021. We continue to evaluate the impact of these regulations and currently anticipate to recognize a benefit from making this election in connection with the completion of our 2020 U.S. tax return in the third quarter of 2021.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision and the related liabilities. To date, we and our U.S. subsidiaries have completed the Internal Revenue Service’s Compliance Assurance Process Program through 2017. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $9 million, primarily as a result of closing tax years.
Note 9.  Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(A) Net income	$183.8	$79.7	$393.3	$213.9
(B) Weighted average number of common shares outstanding	83.0	83.4	83.0	83.4
Dilutive shares (additional common shares issuable under stock-based awards)	.8	.4	.9	.5
(C) Weighted average number of common shares outstanding, assuming dilution	83.8	83.8	83.9	83.9
Net income per common share: (A) ÷ (B)	$2.21	$.96	$4.74	$2.56
Net income per common share, assuming dilution: (A) ÷ (C)	$2.19	$.95	$4.69	$2.55
Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three and six months ended July 3, 2021 or June 27, 2020.

Avery Dennison Corporation

Note 10.  Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$845.8	$852.5	$862.1	$874.0
Issuance of shares under stock-based compensation plans (1)	.7	(12.5)	(15.6)	(34.0)
Ending balance	$846.5	$840.0	$846.5	$840.0
Retained earnings
Beginning balance	$3,504.4	$3,064.8	$3,349.3	$2,979.1
Net income	183.8	79.7	393.3	213.9
Issuance of shares under stock-based compensation plans (1)	.6	.9	(7.1)	(3.3)
Contribution of shares to 401(k) Plan (1)	4.9	3.2	9.8	7.3
Dividends	(56.4)	(48.4)	(108.0)	(96.8)
Ending balance	$3,637.3	$3,100.2	$3,637.3	$3,100.2
Treasury stock at cost
Beginning balance	$(2,546.3)	$(2,456.0)	$(2,501.0)	$(2,425.1)
Repurchase of shares for treasury	(39.4)	—	(95.0)	(45.2)
Issuance of shares under stock-based compensation plans (1)	7.6	6.6	16.2	18.6
Contribution of shares to 401(k) Plan (1)	1.4	2.2	3.1	4.5
Ending balance	$(2,576.7)	$(2,447.2)	$(2,576.7)	$(2,447.2)
Accumulated other comprehensive loss
Beginning balance	$(346.1)	$(412.0)	$(349.6)	$(348.1)
Other comprehensive income (loss), net of tax	18.5	8.8	22.0	(55.1)
Ending balance	$(327.6)	$(403.2)	$(327.6)	$(403.2)
(1)
We fund a portion of our employee-related expenses using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of the awards vested and record net gains or losses associated with our use of treasury shares to retained earnings.

Dividends per common share were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Dividends per common shar e	$.68	$.58	$1.30	$1.16

Avery Dennison Corporation

Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month
period ended July 3, 2021 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2021	$(248.1)	$(92.7)	$(8.8)	$(349.6)
Other comprehensive income (loss) before reclassifications, net of tax	17.7	—	3.5	21.2
Reclassifications to net income, net of tax	—	2.0	(1.2)	.8
Other comprehensive income (loss), net of tax	17.7	2.0	2.3	22.0
Balance as of July 3, 2021	$(230.4)	$(90.7)	$(6.5)	$(327.6)
The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month
period ended June 27, 2020 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 28, 2019	$(245.1)	$(101.8)	$(1.2)	$(348.1)
Other comprehensive income (loss) before reclassifications, net of tax	(55.0)	—	(1.5)	(56.5)
Reclassifications to net income, net of tax	—	1.3	.1	1.4
Other comprehensive income (loss), net of tax	(55.0)	1.3	(1.4)	(55.1)
Balance as of June 27, 2020	$(300.1)	$(100.5)	$(2.6)	$(403.2)

Avery Dennison Corporation

Note 11. Fair Value Measurements
Recurring Fair Value Measurements
The assets and liabilities carried at fair value, measured on a recurring basis, as of July 3, 2021 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$33.9	$27.0	$6.9	$—
Derivative assets	9.3	.6	8.7	—
Bank drafts	12.4	12.4	—	—
Liabilities
Cross-currency swap	$25.2	$—	$25.2	$—
Derivative liabilities	5.8	—	5.8	—
Contingent consideration liabilities	10.4	—	—	10.4
The assets and liabilities carried at fair value, measured on a recurring basis, as of January 2, 2021 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$33.6	$27.4	$6.2	$—
Derivative assets	5.2	.1	5.1	—
Bank drafts	12.8	12.8	—	—
Liabilities
Cross-currency swap	$36.7	$—	$36.7	$—
Derivative liabilities	9.5	.3	9.2	—
Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of July 3, 2021, investments of $.8 million and $33.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of January 2, 2021, investments of $1 million and $32.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with one of the 2021 Acquisitions. These payments are based on the achievement of certain performance targets based on the terms of the purchase agreement, and our estimates are based on the expected payments related to these targets as of July 3, 2021.
We have classified these liabilities as Level 3. As of July 3, 2021, contingent consideration liabilities of approximately $3 million and $7 million were included in “Other current liabilities” and “Long-term retirement benefits and other liabilities,” respectively, in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

T
he activity related to contingent consideration for the six months ended July 3, 2021 is shown below.

(In millions)
Acquisition	$11.6
Payments	(1.2)
Balance at July 3, 2021	$10.4
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
W
e are currently party to a litigation in which ADASA Inc. (“ADASA”), an unrelated third party, alleged that certain of our radiofrequency identification (“RFID”) products infringed on its patent. We recorded a contingent liability during the second quarter of 2021 in the amount of
$26.6
million based on a jury verdict issued on May 14, 2021. The jury awarded ADASA damages based on a royalty rate. We believe that ADASA’s patent is invalid and that, even if valid, any liability would be substantially lower and we are appealing the decision. Although we believe we have meritorious defenses that will be presented as part of the appeal process with an anticipated favorable final outcome, we recorded a liability based on the jury verdict. The court has not yet issued its first instance judgment. We intend to pursue the appeal process as soon as the first instance judgment is issued.
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
Environmental Expenditures
Environmental expenditures are generally expensed. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these matters could affect future results of operations should our exposure be materially different from our estimates or should liabilities be incurred that were not previously accrued. Potential insurance reimbursements are not offset against potential liabilities. We review our estimates of the costs of complying with environmental laws related to remediation and cleanup of various sites, including sites in which governmental agencies have designated us as a potentially responsible party (“PRP”). However, environmental expenditures for newly acquired assets and those that extend or improve the economic useful life of existing assets are capitalized and amortized over the shorter of the estimated useful life of the acquired asset or the remaining life of the existing asset.
As of July 3, 2021, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at twelve

waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the six months ended July 3, 2021 is shown below.

(In millions)
Balance at January 2, 2021	$21.1
Charges, net of reversals	.9
Payments	(1.2)
Balance at July 3, 2021	$20.8
Approximately $2 million and $9 million of the balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of July 3, 2021 and January 2, 2021, respectively.

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

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$357.7	$315.1	$722.6	$643.2
Europe, Middle East and North Africa	535.9	422.3	1,051.5	867.6
Asia	297.9	230.7	621.0	472.0
Latin America	100.9	70.9	196.4	161.1
Other international	83.8	62.5	161.7	131.1
Total Label and Graphic Materials	1,376.2	1,101.5	2,753.2	2,275.0
Retail Branding and Information Solutions:
Apparel	469.6	255.0	898.0	613.6
Printer Solutions	59.7	39.9	114.0	83.2
Total Retail Branding and Information Solutions	529.3	294.9	1,012.0	696.8
Industrial and Healthcare Materials	196.5	132.1	388.1	279.7
Net sales to unaffiliated customers	$2,102.0	$1,528.5	$4,153.3	$3,251.5

Avery Dennison Corporation

Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Intersegment sales
Label and Graphic Materials	$24.7	$12.9	$46.3	$35.3
Retail Branding and Information Solutions	9.4	5.6	17.7	12.1
Industrial and Healthcare Materials	2.2	1.2	4.3	2.8
Intersegment sales	$36.3	$19.7	$68.3	$50.2
Income before taxes
Label and Graphic Materials	$228.1	$137.5	$454.3	$310.0
Retail Branding and Information Solutions	42.1	(10.7)	102.1	20.2
Industrial and Healthcare Materials	22.5	7.5	46.0	22.4
Corporate expense	(22.8)	(10.8)	(48.7)	(29.9)
Interest expense	(16.0)	(20.0)	(32.2)	(38.8)
Other non-operating expense (income), net	1.4	(.2)	2.7	.3
Income before taxes	$255.3	$103.3	$524.2	$284.2
Other expense (income), net, by reportable segment and Corporate
Label and Graphic Materials	$(28.5)	$25.8	$(30.4)	$26.9
Retail Branding and Information Solutions	27.5	12.9	29.6	16.2
Industrial and Healthcare Materials	.5	1.5	.6	2.0
Corporate	(.1)	(.2)	.5	(.2)
Other expense (income), net	$(.6)	$40.0	$.3	$44.9
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$1.6	$37.5	$4.0	$39.9
Asset impairment charges and lease cancellation costs	.1	1.8	.6	1.8
Other items:
Loss on sale of assets, net	.2	—	.2	—
Transaction and related costs	—	.7	.7	3.2
Gain on sale of product line	—	—	(4.8)	—
Outcomes of legal proceedings, net (1)	(2.5)	—	(.4)	—
Other expense (income), net	$(.6)	$40.0	$.3	$44.9
(1)
Second quarter and first half of 2021 include an indirect tax credit based on a Brazilian Federal Supreme Court ruling in our favor in the amount o
f
$29.1
million, partially offset by a contingent liability related to a jury verdict issued in a patent infringement lawsuit in the amount of
$26.6
million. Refer to Note 12, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information related to the patent infringement lawsuit.

Note 14. Supplemental Financial Information
Inventories
The table below summarizes the amounts in inventories, net.

(In millions)	July 3, 2021	January 2, 2021
Raw materials	$330.8	$268.6
Work-in-progress	231.1	210.3
Finished goods	262.9	238.3
Inventories, net	$824.8	$717.2

Avery Dennison Corporation

Property, Plant and Equipment
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	July 3, 2021	January 2, 2021
Property, plant and equipment	$3,490.8	$3,476.3
Accumulated depreciation	(2,146.0)	(2,132.6)
Property, plant and equipment, net	$1,344.8	$1,343.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Beginning balance	$44.6	$27.1
(Reversal of) provision for credit losses (1)	(2.7)	20.6
Amounts written off	(2.5)	(1.4)
Other, including foreign currency translation	—	.1
Ending balance	$39.4	$46.4
(1)	For the six months ended June 27, 2020, our provision for credit losses reflected impacts on customers as a result of COVID-19.

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
Our
non-GAAP
financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period. By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, outcomes of certain legal proceedings, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, gains or losses on investments and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.
We use these
non-GAAP
financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for a single period and full year, as applicable.
We use the
non-GAAP
financial measures described below in this MD&A.

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

●
Operational working capital as a percentage of annualized current quarter net sales refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as net current assets or liabilities held-for-sale
divided by annualized current quarter net sales. We believe that operational working capital as a percentage of annualized current quarter net sales assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and may increase the volatility of working capital as a percentage of sales from period to period. The items excluded from this measure are not significantly influenced by our day-to-day
activities managed at the operating level and do not necessarily reflect the underlying trends in our operations.

Avery Dennison Corporation

OVERVIEW AND OUTLOOK
COVID-19
Update
Uncertainty surrounding the global health crisis remains elevated as many parts of the world are experiencing an increase in cases related to the coronavirus/COVID-19
pandemic
(“COVID-19”),
with the greatest impact to the company in South Asia, particularly in our Retail Branding and Information Solutions (“RBIS”) reportable segment. The safety and well-being of employees has been and continues to be our top priority. We have taken steps to ensure employee safety, quickly implementing world-class safety protocols and continuing to adapt our guidelines as the pandemic continues to evolve. Where appropriate, we may take further actions required by international, federal, state or local authorities or that we determine are in the best interests of our employees, customers, shareholders and communities.
As supply chains remain constrained, we continue to actively manage through a dynamic supply and demand environment. Demand across the majority of businesses and regions remains strong, while raw materials, freight and labor availability continue to be constrained. Inflation remains persistent and pricing and material re-engineering actions are being implemented to offset higher costs. We are leveraging our global scale and working closely with customers and suppliers to minimize disruptions and continue to demonstrate agility and preparedness through robust scenario planning.
Overall, COVID-19 had a notably negative impact on our consolidated financial results in 2020, most significantly in our RBIS and Industrial and Healthcare Materials (“IHM”) reportable segments. Our operations largely recovered from the prior period impact of COVID-19, with this recovery reflected in our higher volumes across our businesses in the second quarter of 2021 compared to the same period last year.
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended July 3, 2021	Six Months Ended July 3, 2021
Reported sales change	38%	28%
Foreign currency translation Extra week impact	(8 —)	(6 (2	) )
Sales change ex. currency (1)	29	19
Acquisitions and product line exit	(1)	(2)
Organic sales change (1)	28%	18%
(1)	Totals may not sum due to rounding
In the three months and six months ended July 3, 2021, net sales increased on an organic basis compared to the same periods in the prior year primarily due to higher volume/mix.
Net Income
Net income increased from approximately $214 million in the first six months of 2020 to approximately $393 million in the first six months of 2021. Major factors affecting the change in net income included the following:

●	Higher volume/mix
●	Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs
●	Benefit from the Brazil indirect tax credit
●	Favorable currency translation
●	Lower allowances for credit losses
Offsetting factors:

●	Higher employee-related costs
●	The impact of prior year temporary cost reduction actions
●	Net impact of pricing and raw material input costs
●	Contingent liability related to patent infringement jury verdict
Acquisitions
On March 18, 2021, we completed our acquisition of the net assets of ZippyYum, LLC (“ZippyYum”), a California-based developer of software products used in the food service and food preparation industries. We believe this acquisition enhances the product portfolio in our Retail Branding and Information Solutions (“RBIS“) reportable segment.
On March 1, 2021, we completed our acquisition of the issued and outstanding stock of JDC Solutions, Inc. (“JDC”), a Tennessee-based manufacturer of pressure-sensitive specialty tapes. We believe this acquisition expands the product portfolio in our Industrial and Healthcare Materials (“IHM“) reportable segment.

Avery Dennison Corporation

The acquisitions of ZippyYum and JDC are referred to collectively as the “2021 Acquisitions.”
The aggregate purchase consideration for the 2021 Acquisitions was approximately $43 million. The 2021 Acquisitions were funded using cash and existing credit facilities. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to approximately $13 million subject to their achievement of certain performance targets. We estimated the fair value of these earn-out payments as of July 3, 2021 to be approximately $12 million, which has been included in the $43 million of aggregate purchase consideration.
The 2021 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Subsequent to the end of the second quarter of 2021, on July 27, 2021, we entered into an agreement to acquire Vestcom, an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies for a purchase price of $1.45 billion, subject to customary closing and post-closing adjustments. We expect to complete this acquisition in the third quarter of 2021, subject to regulatory approvals and other customary closing conditions. We believe Vestcom’s solutions expand our position in high value categories while adding channel access and data management capabilities to our RBIS reportable segment.
Cost Reduction Actions
2019/2020 Actions
During the six months ended July 3, 2021, we recorded $4.5 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 160 positions at numerous locations across our company, which primarily included actions in our RBIS reportable segment. The actions were primarily related to global headcount and footprint reductions, with some actions accelerated or expanded in response to
COVID-19.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cash Flow

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Net cash provided by operating activities	$476.8	$184.0
Purchases of property, plant and equipment	(83.8)	(63.9)
Purchases of software and other deferred charges	(6.4)	(11.0)
Proceeds from sales of property, plant and equipment	1.0	.1
Proceeds from insurance and sales (purchases) of investments, net	.4	(.4)
Free cash flow	$388.0	$108.8
During the first six months of 2021, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income and improved operational working capital, partially offset by higher income tax payments, net of refunds. During the first six months of 2021, free cash flow increased compared to the same period last year primarily due to an increase in net cash provided by operating activities partially offset by an increase in purchases of property, plant and equipment.
Outlook
In addition to the continued uncertain impact on COVID-19 on our businesses and excluding the impact of the pending Vestcom acquisition, certain factors that we believe may contribute to our 2021 results are described below.

●
We expect net sales to increase by approximately 16% to 18%, including an increase of approximately 3.5% from the effect of foreign currency translation and a decrease of approximately 1.5% related to the calendar shift resulting from the extra week in 2020.

●	We expect closed acquisitions to provide a benefit to operating income.
●	Based on recent exchange rates, we expect foreign currency translation to increase our operating income by approximately $35 million.
●	We expect incremental savings from restructuring actions, net of transition costs, to be more than $60 million.
●	We expect the pace of our investments in our businesses to accelerate throughout the year.
●	We expect our full year effective tax rate to be in the mid-twenty percent range.
●	We expect net cash provided by operating activities and free cash flow to increase.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	July 3, 2021	June 27, 2020
Net sales	$2,102.0	$1,528.5
Cost of products sold	1,525.7	1,145.6
Gross profit	576.3	382.9
Marketing, general and administrative expense	307.0	219.4
Other expense (income), net	(.6)	40.0
Interest expense	16.0	20.0
Other non-operating expense (income), net	(1.4)	.2
Income before taxes	$255.3	$103.3

Gross profit margin	27.4%	25.1%
Gross Profit Margin
Gross profit margin for the second quarter of 2021 increased from the same period last year primarily due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by the net impact of pricing and raw material costs, the impact of prior year temporary cost reduction actions, and higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the second quarter of 2021 compared to the same period last year primarily due to higher employee-related costs, the impact of prior year temporary cost reduction actions, unfavorable currency translation and growth investments.
Other Expense (Income), Net

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$1.6	$37.5
Asset impairment charges and lease cancellation costs	.1	1.8
Other items:
Loss on sale of assets, net	.2	—
Outcomes of legal proceedings, net	(2.5)	—
Transaction and related costs	—	.7
Gain on sale of product line	—	—
Other expense (income), net	$(.6)	$40.0
Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
In May 2021, the Brazilian Federal Supreme Court ruled on the recovery of certain indirect taxes that we had paid in previous years. As a result of the ruling, we recorded a gain of $29.1 million in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. We expect to use these recoveries to offset our future taxes in Brazil. Refer to Note 13, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information regarding outcomes of legal proceedings.
Interest Expense
Interest expense decreased in the second quarter of 2021 compared to the same period last year reflecting lower borrowing rates on outstanding indebtedness.

Avery Dennison Corporation

Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	July 3, 2021	June 27, 2020
Income before taxes	$255.3	$103.3
Provision for (benefit from) income taxes	70.4	22.2
Equity method investment (losses) gains	(1.1)	(1.4)
Net income	$183.8	$79.7
Per share amounts:
Net income per common share	$2.21	$.96
Net income per common share, assuming dilution	2.19	.95

Effective tax rate	27.6%	21.5%
Provision for (Benefit from) Income Taxes
Our effective tax rate for the three months ended July 3, 2021 was 27.6% compared to 21.5% in the same period last year. The lower rate for the same period last year primarily reflected a net discrete tax benefit from decreases in certain tax reserves, including associated interest and penalties, as a result of closing tax years and the effective settlement of certain foreign tax audits. Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER
Operating income refers to income before taxes, interest and other non-operating
expense (income), net.
Label and Graphic Materials

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020
Net sales including intersegment sales	$1,400.9	$1,114.4
Less intersegment sales	(24.7)	(12.9)
Net sales	$1,376.2	$1,101.5
Operating income (1)	228.1	137.5

(1) Included charges associated with restructuring actions in both years and outcomes of legal proceedings in 2021.	$(28.5)	$25.8

Avery Dennison Corporation

Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended July 3, 2021
Reported sales change	25%
Foreign currency translation	(8)
Sales change ex. currency (1)	17
Acquisitions and product line exit	(1)
Organic sales change (1)	16%
(1)
Totals may not sum due to rounding
In the second quarter of 2021, net sales increased on an organic basis compared to the same period in the prior year due to higher volume/mix. On an organic basis, net sales increased by approximately 20% in emerging markets and a high-single
digit rate in North America and a mid-teens rate in Western Europe.
Operating Income
Operating income increased in the second quarter of 2021 compared to the same period last year primarily due to favorable volume/mix, the Brazil indirect tax credit, lower restructuring charges and favorable foreign currency translation. These benefits were partially offset by the net impact of pricing and raw material costs, as well as higher employee-related costs.
Retail Branding and Information Solutions

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020
Net sales including intersegment sales	$538.7	$300.5
Less intersegment sales	(9.4)	(5.6)
Net sales	$529.3	$294.9
Operating income (loss) (1)	42.1	(10.7)

(1) Included charges associated with restructuring actions in both years, loss on sale of asset and outcomes of legal proceedings in 2021, and transaction and related costs in 2020.	$27.5	$12.9
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended July 3, 2021
Reported sales change	80%
Foreign currency translation	(7)
Sales change ex. currency (1)	73
Acquisitions	—
Organic sales change (1)	72%
(1)	Totals may not sum due to rounding
In the second quarter of 2021, company-wide, net sales of Intelligent Labels solutions increased on an organic basis by approximately 65%. Net sales in the base business increased significantly in the second quarter, primarily due to the recovery from the prior period impact of COVID-19.

Avery Dennison Corporation

Operating Income
Operating income increased in the second quarter of 2021 compared to the same period last year primarily due to higher volume, lower restructuring charges and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by outcomes of legal proceedings, the impact of prior year temporary cost reduction actions, higher employee-related costs and growth investments.
Industrial and Healthcare Materials

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020
Net sales including intersegment sales	$198.7	$133.3
Less intersegment sales	(2.2)	(1.2)
Net sales	$196.5	$132.1
Operating income (1)	22.5	7.5

(1) Included charges associated with restructuring actions in both years.	$.5	$1.5
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended July 3, 2021
Reported sales change	49%
Foreign currency translation	(9)
Sales change ex. currency (1)	39
Acquisitions	(6)
Organic sales change (1)	33%
(1)
Totals may not sum due to rounding
In the second quarter of 2021, net sales increased on an organic basis compared to the same period in the prior year primarily due to an increase of approximately 60% in industrial categories, partially offset by a high-single
digit rate decline in healthcare categories.
Operating Income
Operating income increased in the second quarter of 2021 compared to the same period last year primarily due to higher volume/mix, partially offset by the impact of prior year temporary cost reduction actions and higher employee-related costs.

Avery Dennison Corporation

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
YEAR-TO-DATE
Income Before Taxes

	Six Months Ended
(In millions, except percentages)	July 3, 2021	June 27, 2020
Net sales	$4,153.3	$3,251.5
Cost of products sold	2,980.0	2,383.5
Gross profit	1,173.3	868.0
Marketing, general and administrative expense	619.3	500.4
Other expense (income), net	.3	44.9
Interest expense	32.2	38.8
Other non-operating expense (income), net	(2.7)	(.3)
Income before taxes	$524.2	$284.2

Gross profit margin	28.2%	26.7%
Gross Profit Margin
Gross profit margin for the first six months of 2021 increased from the same period last year primarily due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by the net impact of pricing and raw material costs, the impact of prior year temporary cost reduction actions and higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first six months of 2021 compared to the same period last year primarily due to higher employee-related costs, the impact of prior year temporary cost reduction actions, and unfavorable currency translation, partially offset by lower allowances for credit losses, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs and growth investments.
Other Expense (Income), Net

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$4.0	$39.9
Asset impairment charges and lease cancellation costs	.6	1.8
Other items:
Loss on sale of assets, net	.2	—
Transaction and related costs	.7	3.2
Gain on sale of product line	(4.8)	—
Outcomes of legal proceedings, net	(.4)	—
Other expense (income), net	$.3	$44.9
Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 13, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information regarding outcome of legal proceedings.
Interest Expense
Interest expense decreased in the first six months of 2021 compared to the same period last year reflecting lower borrowing rates on outstanding indebtedness.

Avery Dennison Corporation

Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts and percentages)	July 3, 2021	June 27, 2020
Income before taxes	$524.2	$284.2
Provision for (benefit from) income taxes	128.5	68.5
Equity method investment (losses) gains	(2.4)	(1.8)
Net income	$393.3	$213.9
Per share amounts:
Net income per common share	$4.74	$2.56
Net income per common share, assuming dilution	4.69	2.55

Effective tax rate	24.5%	24.1%
Provision for (Benefit from) Income Taxes
Our effective tax rate for the six months ended July 3, 2021 was 24.5% compared to 24.1% in the same period last year. The slight increase in rate was due to a lower discrete benefit related to an election made on our amended 2018 U.S. tax return filed in the six months ended July 3, 2021, as compared to a discrete benefit primarily from decreases in certain tax reserves, including associated interest and penalties, in the same period last year. Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS
YEAR-TO-DATE
Operating income refers to income before taxes, interest and other non-operating
expense (income), net.
Label and Graphic Materials

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Net sales including intersegment sales	$2,799.5	$2,310.3
Less intersegment sales	(46.3)	(35.3)
Net sales	$2,753.2	$2,275.0
Operating income (1)	454.3	310.0

(1) Included charges associated with restructuring actions and transaction and related costs in both years, and outcomes of legal proceedings and gain on sale of product line in 2021.	$(30.4)	$26.9

Avery Dennison Corporation

Net Sales
The factors impacting reported net sales change are shown in the table below.

	Six Months Ended July 3, 2021
Reported sales change	21%
Foreign currency translation Extra week impact	(7 (2	) )
Sales change ex. currency (1)	12
Acquisitions and product line exit	(1)
Organic sales change (1)	12%
(1)
Totals may not sum due to rounding
In the first six months of 2021, net sales increased on an organic basis compared to the same period in the prior year due to higher volume/mix. On an organic basis, net sales increased by a high-teens
rate in emerging markets, a
mid-single
digit rate in North America and a high-single digit rate in Western Europe.
Operating Income
Operating income increased in the first six months of 2021 compared to the same period last year primarily due to favorable volume/mix, the Brazil indirect tax credit, lower restructuring charges, favorable foreign currency translation, lower allowances for credit losses, and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs. These benefits were partially offset by higher employee-related costs, and the net impact of pricing and raw material costs.
Retail Branding and Information Solutions

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Net sales including intersegment sales	$1,029.7	$708.9
Less intersegment sales	(17.7)	(12.1)
Net sales	$1,012.0	$696.8
Operating income (1)	102.1	20.2

(1) Included charges associated with restructuring actions and transaction and related costs in both years, outcomes of legal proceedings and loss on sale of asset in 2021.	$29.6	$16.2
Net Sales
The factors impacting reported net sales change are shown in the table below.

Six Months Ended July 3, 2021
Reported sales change	45%
Foreign currency translation	(4)
Extra week impact	(2)
Sales change ex. currency (1)	39
Acquisitions	(3)
Organic sales change (1)	36%
(1)
Totals may not sum due to rounding
In the first six months of 2021, company-wide, net sales of Intelligent Labels solutions increased ex. currency by approximately 55%. On an organic basis, net sales in the segment related to Intelligent Labels increased by approximately 45%. Net sales in the base business increased significantly in the first six months of 2021, primarily due to the recovery from the prior period impact of COVID-19.

Avery Dennison Corporation

Operating Income
Operating income increased in the first six months of 2021 compared to the same period last year primarily due to higher volume, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs and lower restructuring charges, partially offset by higher employee-related costs, outcomes of legal proceedings, the impact of prior year temporary cost reduction actions and growth investments.
Industrial and Healthcare Materials

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Net sales including intersegment sales	$392.4	$282.5
Less intersegment sales	(4.3)	(2.8)
Net sales	$388.1	$279.7
Operating income (1)	46.0	22.4

(1) Included charges associated with restructuring actions and transaction related costs in both years and gain on sale of assets in 2021.	$.6	$2.0
Net Sales
The factors impacting reported net sales change are shown in the table below.

Six Months Ended July 3, 2021
Reported sales change	39%
Foreign currency translation	(8)
Extra week impact	(3)
Sales change ex. currency (1)	28
Acquisitions	(4)
Organic sales change (1)	24%
(1)
Totals may not sum due to rounding
In the first six months of 2021, net sales increased on an organic basis compared to the same period in the prior year primarily due to an increase of approximately 40% in industrial categories, partially offset by a mid-single
digit rate decline in healthcare categories.
Operating Income
Operating income increased in the first six months of 2021 compared to the same period last year primarily due to higher volume/mix, partially offset by the impact of prior year temporary cost reduction actions, higher employee-related costs and the net impact of pricing and raw material costs.

Avery Dennison Corporation

FINANCIAL CONDITION
Liquidity
Operating Activities

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Net income	$393.3	$213.9
Depreciation	80.8	74.6
Amortization	28.8	23.2
Provision for credit losses and sales returns	17.5	38.8
Stock-based compensation	18.5	1.4
Pension plan settlement loss	.4	—
Deferred taxes and other non-cash taxes	10.6	16.4
Other non-cash expense and loss (income and gain), net	13.8	16.7
Changes in assets and liabilities and other adjustments	(86.9)	(201.0)
Net cash provided by operating activities	$476.8	$184.0
During the first six months of 2021, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income and improved operational working capital, partially offset by higher income tax payments, net of refunds.
Investing Activities

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Purchases of property, plant and equipment	$(83.8)	$(63.9)
Purchases of software and other deferred charges	(6.4)	(11.0)
Proceeds from sales of property, plant and equipment	1.0	.1
Proceeds from insurance and sales (purchases) of investments, net	.4	(.4)
Proceeds from sale of product line	6.7	—
Payments for acquisitions, net of cash acquired, and investments in businesses	(33.8)	(252.8)
Net cash used in investing activities	$(115.9)	$(328.0)
Purchases of Property, Plant and Equipment
During the first six months of 2021, we primarily invested in equipment to support growth in the U.S. and certain countries in Europe and Asia for our Labels and Graphic Materials (“LGM”) reportable segment, in the U.S. for our IHM reportable segment, and in certain countries in Asia for our RBIS reportable segment. During the first six months of 2020, we primarily invested in equipment and expanded manufacturing facilities to support growth in the U.S. for our LGM reportable segment and in the U.S. and certain countries in Asia for our RBIS reportable segment.
Purchases of Software and Other Deferred Charges
During the first six months of 2021, we invested in information technology upgrades in the U.S. and Europe. During the first six months of 2020, we invested in information technology upgrades worldwide.
Proceeds from Sale of Product Line
During the first six months of 2021, proceeds from the sale of a product line were in our LGM reportable segment.
Payments for Acquisitions, Net of Cash Acquired, and Investments in Businesses
During the first six months of 2021, we paid consideration, net of cash acquired, of approximately $32 million for the 2021 Acquisitions, which we funded using cash and existing credit facilities. During the first six months of 2020, we paid consideration, net of cash acquired, of approximately $250 million to acquire Smartrac, which we initially funded using commercial paper borrowings. We also invested in certain strategic unconsolidated businesses in both 2021 and 2020.

Avery Dennison Corporation

Financing Activities

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Net increase (decrease) in borrowings with maturities of three months or less	$(36.2)	$92.5
Additional borrowings under revolving credit facility	—	500.0
Repayments of revolving credit facility	—	(500.0)
Additional long-term borrowings	—	493.7
Repayments of long-term debt and finance leases	(3.1)	(267.6)
Dividends paid	(108.0)	(96.8)
Share repurchases	(95.0)	(45.2)
Net (tax withholding) proceeds related to stock-based compensation	(25.3)	(20.5)
Net cash (used in) provided by financing activities	$(267.6)	$156.1
Borrowings and Repayment of Debt
During the first six months of 2021 and 2020, our commercial paper borrowings were used to fund dividend payments, share repurchases and capital expenditures, and for other general corporate purposes.
During the first quarter of 2020, commercial paper borrowings were also used for the Smartrac acquisition, with those borrowings subsequently repaid using a portion of the net proceeds from the $500 million of senior notes we issued in March 2020. We used the remaining proceeds from these notes to repay our $250 million of senior notes that matured in April 2020.
In the first quarter of 2020, in light of uncertainty due to
COVID-19
regarding the availability of commercial paper, which we typically rely upon to fund our day-to-day
operational needs, and the relatively favorable terms under our $800 million revolving credit facility (the “Revolver), we borrowed $500 million from the Revolver with a six-month
duration. This amount was repaid in June 2020.
Dividends Paid
We paid dividends of $1.30 per share in the first six months of 2021 compared to $1.16 per share in the same period last year. In April 2021, we increased our quarterly dividend rate to $.68 per share, representing an increase of approximately 10% from our previous quarterly dividend rate of $.62 per share.
Share Repurchases
During the first six months of 2021 and 2020, we repurchased approximately .5 million and .4 million shares of our common stock, respectively.
Net (Tax Withholding) Proceeds Related to Stock-Based Compensation
During the first six months of 2021, tax withholding for stock-based compensation increased compared to the same period last year primarily as a result of equity awards vesting at higher share prices.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the six months ended July 3, 2021, goodwill increased by approximately $9 million to $1.15 billion, which reflected the preliminary valuation of goodwill associated with the 2021 Acquisitions, partially offset by the impact of foreign currency translation.
In the six months ended July 3, 2021, other intangibles resulting from business acquisitions, net, decreased by approximately $8 million to $216.7 million, which reflected current year amortization expense and the impact of foreign currency translation, partially offset by the valuation of other intangibles from the 2021 Acquisitions.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of July 3, 2021, the balance of our shareholders’ equity was $1.70 billion. Refer to Note 10, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Impact of Foreign Currency Translation

(In millions)	Six Months Ended July 3, 2021
Change in net sales	$159
International operations generated approximately 77% of our net sales during the six months ended July 3, 2021. Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The favorable impact of foreign currency translation on net sales in the first six months of 2021 compared to the same period last year was primarily related to euro-denominated sales and sales in China.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the second quarter of 2021 was lower compared to the second quarter of 2020.

(In millions, except percentages)	July 3, 2021	June 27, 2020
( A) Working capital	$659.1	$415.1
Reconciling items:
Cash and cash equivalents	(344.8)	(262.6)
Other current assets	(233.1)	(220.8)
Short-term borrowings and current portion of long-term debt and finance leases	33.6	268.6
Accrued payroll and employee benefits and other current liabilities	822.4	684.4
( B) Operational working capital	$937.2	$884.7
( C) Second-quarter net sales, annualized	$8,408.0	$6,114.0
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	11.1%	14.5%
Accounts Receivable Ratio
The average number of days sales outstanding was 58 days in the second quarter of 2021 compared to 66 days in the second quarter of 2020, calculated using the accounts receivable balance at quarter-end
divided by the average daily sales in the second quarter of 2021 and 2020, respectively. The higher average number of days sales outstanding in 2020 primarily reflected the impact of COVID-19 on our customers. Additionally, the average number of days sales outstanding decreased due to foreign currency translation and focused collection efforts.
Inventory Ratio
Average inventory turnover was 7.4 in the second quarter of 2021 compared to 6.3 in the second quarter of 2020, calculated using the annualized second-quarter cost of products sold in 2021 and 2020, respectively, and divided by the inventory balance at quarter-end.
The increase in average inventory turnover primarily reflected higher volumes, partially offset by planned inventory pre-build
as a result of increasing raw material prices and anticipated increased demand. Additionally, inventory turnover in the second quarter of 2020 reflected lower cost of products and higher inventory levels as a result of lower demand due to COVID-19.
Accounts Payable Ratio
The average number of days payable outstanding was 73 days in the second quarter of 2021 compared to 76 days in the second quarter of 2020, calculated using the accounts payable balance at quarter-end
divided by the annualized second-quarter cost of products sold in 2021 and 2020, respectively. The decrease in the average number of days payable outstanding from the prior year primarily reflected the impact of foreign currency translation and the timing of vendor payments.

Avery Dennison Corporation

Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing, including access to commercial paper supported by our Revolver. We use these resources to fund our operational needs.
As of July 3, 2021, we had cash and cash equivalents of $344.8 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations throughout the world. As of July 3, 2021, the majority of our cash and cash equivalents was held in the U.S.
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
The Revolver, which matures in February 2025, is used as a
back-up
facility for our commercial paper program and can be used for other corporate purposes. No balance was outstanding under the Revolver as of July 3, 2021 or January 2, 2021.
Vestcom Acquisition
We plan to fund the acquisition of Vestcom with cash and debt. Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Capital from Debt
The carrying value of our total debt decreased by approximately $63 million in the first six months of 2021 to $2.05 billion, primarily reflecting a net decrease in commercial paper borrowings.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form
10-K
for the fiscal year ended January 2, 2021 that have not been disclosed in our periodic filings with the SEC, except as set forth below.
Failure to complete, or delays in completing, the pending acquisition of Vestcom could materially and adversely affect our business and our stock price.
On July 27, 2021, we entered into an Agreement and Plan of Merger by and among the Company, CB Velocity Holdings, LLC (“Vestcom”), Lobo Merger Sub, LLC (“Merger Sub”) and Charlesbank Equity Fund VIII, Limited Partnership (the “Merger Agreement”) pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Vestcom, with Vestcom surviving the merger as a wholly-owned subsidiary of the Company (the “Acquisition”). Consummation of the Acquisition is subject to regulatory approvals and other customary closing conditions, a number of which are not within our control and any of which may prevent, delay, or otherwise materially and adversely affect our ability to complete the Acquisition. The negotiation of the Merger Agreement and the other activities related to the Acquisition have resulted and will continue to result in significant cost and expense, which will be incurred whether or not the Acquisition is successfully consummated. We cannot predict whether or when the regulatory approvals will be received or the other required closing conditions under the Merger Agreement will be satisfied and we therefore cannot be certain that we will be able to successfully consummate the Acquisition as currently contemplated under the Merger Agreement. Failure to consummate the Acquisition could have a material adverse effect on our business and the price of our common stock.
The successful execution of our business strategy following the consummation of the Acquisition involves considerable risks and may not be successful.
If the Acquisition is consummated, the success of the Acquisition will depend, in part, on the ability of the combined company to realize the anticipated benefits from combining our business with that of Vestcom. Realizing these benefits will depend in part on maintaining adequate focus on executing the business strategies of the combined company as well as the successful integration of assets, operations, functions and personnel. There can be no assurance that any cost savings, economies of scale, enhanced liquidity or other operational efficiencies, as well as revenue enhancement opportunities anticipated from the combination, or other synergies, will be realized.
If management of the combined company is unable to minimize the potential disruption of the combined company’s ongoing business during the integration process, the anticipated benefits of the Acquisition may not be partially or fully realized. In addition, the inability to successfully manage the implementation of appropriate systems, policies, benefits and compliance programs for the combined company could have a material adverse effect on our business after the Acquisition. These integration-related activities also could increase costs or have other material adverse effects on our business and that of Vestcom pending the completion of the Acquisition.
We and Vestcom have operated and, until the Acquisition closes will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each of our and Vestcom’s ongoing businesses or create inconsistencies between their respective standards, controls, procedures and policies. Any or all of these events could adversely affect the combined company’s ability to maintain relationships with service providers, customers and employees after the Acquisition or realize the anticipated benefits of the Acquisition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule
10b-18(a)(3)
of the Exchange Act) of registered equity securities in the second quarter of 2021 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period (1)	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans (2)(3)	Approximate dollar value of shares that may yet be purchased under the plans (4)
April 4, 2021 – May 1, 2021	59.4	$193.66	59.4	$473.4
May 2, 2021 – May 29, 2021	51.0	217.46	51.0	462.3
May 30, 2021 – July 3, 2021	79.0	213.65	79.0	445.4
Total	189.4	$208.40	189.4	$445.4
(1)	The periods shown are our fiscal periods during the thirteen-week quarter ended July 3, 2021.
(2)	Shares in thousands.
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

August 3, 2021