Form 10-Q
period 2021-10-02
Avery Dennison Corp
filed 2021-11-02
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021.
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
of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of October 30, 2021:
82,795,583

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2021 QUARTERLY REPORT ON FORM
10-Q

Safe Harbor Statement
The matters discussed in this Quarterly Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events, that may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof, and other expressions that refer to future events and trends, identify forward-looking statements. These forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause our actual results to differ materially from the expected results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements also include those related to the acquisition of Vestcom, including its anticipated effect on our long-term targets and future financial results.
We believe that the most significant risk factors that could affect our financial performance in the near-term include: (i) the impacts to underlying demand for our products and/or foreign currency fluctuations from global economic conditions, political uncertainty, changes in environmental standards and governmental regulations, including as a result of
COVID-19;
(ii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iii) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; and (iv) the execution and integration of acquisitions, including the acquisition of Vestcom.
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

●
International Operations – worldwide and local economic and market conditions; changes in political conditions; and fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets

●
Our Business – changes in our markets due to competitive conditions, technological developments, environmental standards, laws and regulations, and customer preferences; fluctuations in demand affecting sales to customers; execution and integration of acquisitions, including the acquisition of Vestcom; selling prices; fluctuations in the cost and availability of raw materials and energy; the impact of competitive products and pricing; customer and supplier concentrations or consolidations; financial condition of distributors; outsourced manufacturers; product and service quality; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; successful implementation of new manufacturing technologies and installation of manufacturing equipment; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; and collection of receivables from customers

●
The Vestcom Acquisition – risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company; unknown liabilities; and the possibility that, if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors, the market price of our common stock could decline

●
Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; and the realization of deferred tax assets

●
Information Technology – disruptions in information technology systems, including cyber-attacks or other intrusions to network security; successful installation of new or upgraded information technology systems; and data security breaches

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(
Unaudited
)

(Dollars in millions, except per share amount)	October 2, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$207.2	$252.3
Trade accounts receivable, less allowances of $37 and $44.6 at October 2, 2021 and January 2, 2021, respectively	1,441.2	1,235.2
Inventories, net	879.1	717.2
Other current assets	251.0	211.5
Total current assets	2,778.5	2,416.2
Property, plant and equipment, net	1,405.5	1,343.7
Goodwill	1,896.7	1,136.4
Other intangibles resulting from business acquisitions, net	931.5	224.9
Deferred tax assets	152.7	197.7
Other assets	802.8	765.0
	$7,967.7	$6,083.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$398.8	$64.7
Accounts payable	1,268.2	1,050.9
Accrued payroll and employee benefits	283.6	239.0
Other current liabilities	658.8	571.4
Total current liabilities	2,609.4	1,926.0
Long-term debt and finance leases	2,800.2	2,052.1
Long-term retirement benefits and other liabilities	504.1	503.6
Deferred tax liabilities and income taxes payable	254.8	117.3
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at October 2, 2021 and January 2, 2021; issued – 124,126,624 shares at October 2, 2021 and January 2, 2021; outstanding – 82,833,721 shares and 83,151,174 shares at October 2, 2021 and January 2, 2021, respectively	124.1	124.1
Capital in excess of par value	854.8	862.1
Retained earnings	3,749.7	3,349.3
Treasury stock at cost, 41,292,903 shares and 40,975,450 shares at October 2, 2021 and January 2, 2021, respectively	(2,606.4)	(2,501.0)
Accumulated other comprehensive loss	(323.0)	(349.6)
Total shareholders’ equity	1,799.2	1,484.9
	$7,967.7	$6,083.9
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(
Unaudited
)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$2,071.8	$1,729.1	$6,225.1	$4,980.6
Cost of products sold	1,517.4	1,244.9	4,497.4	3,628.4
Gross profit	554.4	484.2	1,727.7	1,352.2
Marketing, general and administrative expense	296.9	258.3	916.2	758.7
Other expense (income), net	16.0	12.4	16.3	57.3
Interest expense	18.0	15.6	50.2	54.4
Other non-operating expense (income), net	(.9)	.1	(3.6)	(.2)
Income before taxes	224.4	197.8	748.6	482.0
Provision for (benefit from) income taxes	59.2	46.3	187.7	114.8
Equity method investment (losses) gains	(1.1)	(1.0)	(3.5)	(2.8)
Net income	$164.1	$150.5	$557.4	$364.4

Per share amounts:
Net income per common share	$1.98	$1.80	$6.72	$4.37
Net income per common share, assuming dilution	$1.96	$1.79	$6.64	$4.34

Weighted average number of shares outstanding:
Common shares	82.9	83.5	83.0	83.4
Common shares, assuming dilution	83.7	84.0	83.9	84.0
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(
Unaudited
)

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$164.1	$150.5	$557.4	$364.4
Other comprehensive income (loss), net of tax:
Foreign currency translation	1.4	9.5	19.1	(45.5)
Pension and other postretirement benefits	1.3	.6	3.3	1.9
Cash flow hedges	1.9	(.8)	4.2	(2.2)
Other comprehensive income (loss), net of tax	4.6	9.3	26.6	(45.8)
Total comprehensive income, net of tax	$168.7	$159.8	$584.0	$318.6
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(
Unaudited
)

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Operating Activities
Net income	$557.4	$364.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122.9	113.7
Amortization	48.6	36.1
Provision for credit losses and sales returns	26.1	50.4
Stock-based compensation	27.1	12.1
Pension plan settlement loss	1.0	—
Deferred taxes and other non-cash taxes	(1.5)	17.1
Other non-cash expense and loss (income and gain), net	17.7	35.3
Changes in assets and liabilities and other adjustments	(36.5)	(187.3)
Net cash provided by operating activities	762.8	441.8

Investing Activities
Purchases of property, plant and equipment	(130.6)	(91.7)
Purchases of software and other deferred charges	(9.8)	(13.8)
Proceeds from sales of property, plant and equipment	1.1	.2
Proceeds from insurance and sales (purchases) of investments, net	1.2	5.2
Proceeds from sale of product line	6.7	—
Payments for acquisitions, net of cash acquired, and investments in businesses	(1,474.3)	(262.8)
Net cash used in investing activities	(1,605.7)	(362.9)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	332.0	(57.1)
Additional borrowings under revolving credit facility	—	500.0
Repayments of revolving credit facility	—	(500.0)
Additional long-term borrowings	791.9	493.7
Repayments of long-term debt and finance leases	(8.0)	(268.9)
Dividends paid	(164.3)	(145.2)
Share repurchases	(126.0)	(52.2)
Net (tax withholding) proceeds related to stock-based compensation	(25.5)	(20.0)
Net cash provided by (used in) financing activities	800.1	(49.7)

Effect of foreign currency translation on cash balances	(2.3)	1.8
Increase (decrease) in cash and cash equivalents	(45.1)	31.0
Cash and cash equivalents, beginning of year	252.3	253.7
Cash and cash equivalents, end of period	$207.2	$284.7
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  General
The unaudited Condensed Consolidated Financial Statements and related notes in this Quarterly Report on Form
10-Q
are presented as permitted by Article 10 of Regulation
S-X
and do not contain certain information included in the audited Consolidated Financial Statements and re
lated
 notes in our 2020 Annual Report on Form
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
Fiscal Periods
The three and nine months ended October 2, 2021 and September 26, 2020 consisted of thirteen-week and thirty-nine week periods, respectively.
Note 2.  Acquisitions
V
estcom Acquisition
On August 31, 2021, we completed our acquisition of CB Velocity Holdings, LLC (“Vestcom”), an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies for a purchase price of $1.46 billion, subject to customary post-closing adjustments. We funded this acquisition using a combination of cash and proceeds from commercial paper borrowings and issuances of senior notes. Refer to Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
We believe Vestcom’s solutions expand our position in high value categories while adding channel access and data management capabilities to our Retail Branding and Information Solutions (“RBIS
”)
reportable segment.
The table below summarizes the preliminary fair value of assets acquired and liabilities assumed in
the Vestcom acquisition.

(In millions)
Cash and cash equivalents	$23.9
Trade accounts receivable	100.1
Other current assets	29.9
Property, plant and equipment	61.2
Goodwill	761.8
Other intangibles resulting from business acquisition	727.0
Other assets	20.9
Total assets	1,724.8
C urrent liabilities	52.0
Other liabilities	16.1
Deferred tax liabilities	192.6
Total liabilities	260.7
Net assets acquired	$1,464.1

Avery Dennison Corporation

T
he final allocation of purchase consideration to assets and liabilities is in process as we continue to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from the acquisition date). Consistent with the allowable time to complete our assessment, the valuation of certain acquired assets and liabilities, including tangible and intangible assets, environmental liabilities and income taxes, is currently pending.
The impact of the Vestcom acquisition was not material to the proforma net sales or net income of our combined operations for the periods presented. Net sales and net income related to Vestcom post-acquisition were not material to the unaudited Condensed Consolidated Statements of Income for the periods presented.
Other 2021 Acquisitions
On March 18, 2021, we completed our acquisition of the net assets of ZippyYum, LLC (“ZippyYum”), a California-based developer of software products used in the food service and food preparation industries. We believe this acquisition enhances the product portfolio in our RBIS reportable segment.
On March 1, 2021, we completed our acquisition of the issued and outstanding stock of JDC Solutions, Inc. (“JDC”), a Tennessee-based manufacturer of pressure-sensitive specialty tapes. We believe this acquisition expands the product portfolio in our Industrial and Healthcare Materials (“IHM
”
) reportable segment.
The acquisitions of ZippyYum and JDC are referred to collectively as the “Other 2021 Acquisitions.”
The aggregate purchase consideration for the Other 2021 Acquisitions was approximately $43 million. We funded the Other 2021 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out
payments of up to approximately $13 million subject to the acquired company’s achievement of certain performance targets. We estimate the fair value of these earn-out
payments as of October 2, 2021 to be approximately $12 million, which has been included in the $43 million of aggregate purchase consideration.
The Other 2021 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Note 3.  Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the nine months ended October 2, 2021 by reportable segment are shown below.

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of January 2, 2021	$480.9	$471.8	$183.7	$1,136.4
Acquisitions (1)	—	779.7	6.9	786.6
Acquisition adjustment (2)	1.2	—	—	1.2
Translation adjustments	(19.2)	(6.8)	(1.5)	(27.5)
Goodwill as of October 2, 2021	$462.9	$1,244.7	$189.1	$1,896.7
(1)
Goodwill acquired related to the acquisitions of Vestcom, JDC and ZippyYum. We expect nearly all of the recognized goodwill related to the Vestcom and JDC acquisitions not
to be deductible for income tax purposes and the recognized goodwill related to the ZippyYum acquisition to be deductible for income tax purposes.

(2)	Measurement period adjustment related to the finalization of the purchase price allocation for the acquisition of ACPO, Ltd. completed in December 2020.
Finite-Lived and Indefinite-Lived Intangible Assets
In connection with our acquisition of Vestcom, we acquired approximately $
727
million of identifiable intangible assets consisting of customer relationships, trade names and trademarks, and patented and other developed technology. We utilized the income approach to estimate the fair values of acquired identifiable intangibles, primarily using Level 3 inputs. We applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to estimated future revenue and related profit margins; customer retention rates; technology migration curves; royalty rates; discount rates; and economic lives assigned to the acquired intangible assets.
The table below summarizes the preliminary amounts and useful lives of Vestcom’s identifiable intangible assets as of the acquisition date.

	Amount (in millions)	Amortization period (in years)

Customer relationships	$492.0	12
Patented and other developed technology	100.4	7
Trade names and trademarks (1)	134.6	N/A
(1)	Acquired trade names and trademarks associated with the Vestcom acquisition were not subject to amortization as they were classified as indefinite-lived intangible assets.
T
he intangibles assets from the Other 2021 Acquisitions were not material to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Note 4.  Debt
In August 2021, we issued $500 million of senior notes, due February 15, 2032, which
bear an interest rate of 2.250%,
payable semiannually in arrears. Our net proceeds from the issuance, after deducting underwriting discounts and offering expenses, were $493.8 million. Additionally
,
in August 2021, we issued
 $300
million of senior notes, due August 15, 2024
,

which
may be repaid without penalty on or after August 15, 2022 and bear an interest rate of
0.850%,
payable semiannually in arrears. Our net proceeds from the issuance, after deducting underwriting discounts and offering expenses, were $298.1 million. We used the net proceeds from these two debt
issuances to finance a portion of the Vestcom acquisition.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings, and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.37 billion at October 2, 2021 and $2.34 billion at January 2, 2021. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $800 million revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt in relation to a certain measure of income. As of both October 2, 2021 and January 2, 2021, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of October 2, 2021 or January 2, 2021.
Note 5.  Pension and Other Postretirement Benefits
Defined Benefit Plans
We sponsor a number of defined benefit plans, the accrual of benefits under some of which has been frozen, covering eligible employees in the U.S. and certain other countries. Benefits payable to an employee are based primarily on years of service and the employee’s compensation during his or her employment with us. For the three and nine months ended October 2, 2021 and September 26, 2020, the net periodic benefit cost related to our U.S. and international plans was not material.
Service cost and the components of net periodic benefit cost (credit) other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating
expense (income), net” in the unaudited Condensed Consolidated Statements of Income, respectively.
We are also obligated to pay unfunded termination indemnity benefits to certain employees outside of the U.S., which are subject to applicable agreements, laws and regulations. We did not incur significant costs related to these benefits in the three
or
nine months ended October 2, 2021 or September 26, 2020.
Note 6.  Cost Reduction Actions
2019/2020 Actions
During the nine months ended October 2, 2021, we recorded $6.7 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 235 positions at numerous locations across our company, which primarily included actions in our RBIS reportable segment. The actions were primarily related to global headcount and footprint reductions, with some actions accelerated or expanded in response to COVID-19.
During the nine months ended October 2, 2021, restructuring charges and payments were as follows:

(In millions)	Accrual at January 2, 2021	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at October 2, 2021
2019/2020 Actions
Severance and related costs	$28.3	$4.9	$(22.7)	$—	$(.7)	$9.8
Asset impairment	—	1.6	—	(1.6)	—	—
Lease cancellation costs	—	.2	(.2)	—	—	—
Total	$28.3	$6.7	$(22.9)	$(1.6)	$(.7)	$9.8
Accruals for severance and related costs, as well as lease cancellation costs, were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets, less sell
ing costs, if applicable. Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.

Avery Dennison Corporation

The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Restructuring charges, net of reversals, by reportable segment and Corporate
Label and Graphic Materials	$.8	$1.4	$1.4	$27.6
Retail Branding and Information Solutions	.8	2.9	3.8	16.6
Industrial and Healthcare Materials	.3	6.6	.8	8.6
Corporate	.5	—	1.0	(.2)
Total	$2.4	$10.9	$7.0	$52.6
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
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $(18.9) million and
$
(36.7) million as of October 2, 2021 and January 2, 2021, respectively, and was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 11, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap to earnings during the three
or
nine months ended October 2, 2021 or September 26, 2020.
Note 8.  Taxes Based on Income
The following table summarizes our income before taxes, provision for (benefit from) income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Income before taxes	$224.4	$197.8	$748.6	$482.0
Provision for (benefit from) income taxes	59.2	46.3	187.7	114.8
Effective tax rate	26.4%	23.4%	25.1%	23.8%
Our provision for (benefit from) income taxes for the three and nine months ended October 2, 2021 included
 $7 million and $21
million, respectively, of net tax charges related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for (benefit from) income taxes for the three and nine months ended October 2, 2021 also reflected $11.3 million of return-to-provision benefit, including $8.7 million related to a GILTI exclusion election and a higher FDII deduction upon completion of our 2020 U.S. federal tax return. In addition, our provision for (benefit from) income taxes for the three and nine months ended October 2, 2021 reflected the tax impact from transaction costs related to the Vestcom acquisition. Moreover, our provision for (benefit from) income taxes for the nine months ended October 2, 2021 reflected the following discrete items: (i) $14.1 million of return-to-provision benefit related to a GILTI exclusion election made on our amended 2018 U.S. tax return; (ii) net tax charges related to the tax effects of outcomes of certain legal proceedings; and (iii) net tax benefit primarily from decreases in certain tax reserves, including associated interest and penalties, as a result of closing tax years.
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
million of net tax benefit primarily from decreases in certain tax reserves, including associated interest and penalties, as a result of closing tax years and effective settlements of certain foreign tax audits, partially offset by additional interest and penalty accruals.

Avery Dennison Corporation

I
n fiscal year 2020, the U.S. Department of Treasury issued final regulations that provide certain U.S. taxpayers with an annual election to exclude foreign income subject to a high effective tax rate from their GILTI inclusions. This annual election included an option for retroactive application to tax years 2018 through 2020. We elected and recognized related tax benefits for tax years 2018 through 2020 as of October 2, 2021.
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
Note 9.  Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
(A) Net income	$164.1	$150.5	$557.4	$364.4
(B) Weighted average number of common shares outstanding	82.9	83.5	83.0	83.4
Dilutive shares (additional common shares issuable under stock-based awards)	.8	.5	.9	.6
(C) Weighted average number of common shares outstanding, assuming dilution	83.7	84.0	83.9	84.0
Net income per common share: (A) ÷ (B)	$1.98	$1.80	$6.72	$4.37
Net income per common share, assuming dilution: (A) ÷ (C)	$1.96	$1.79	$6.64	$4.34
Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three
or
nine months ended October 2, 2021 or September 26, 2020.

Avery Dennison Corporation

Note 10.  Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$846.5	$840.0	$862.1	$874.0
Issuance of shares under stock-based compensation plans (1)	8.3	10.3	(7.3)	(23.7)
Ending balance	$854.8	$850.3	$854.8	$850.3
Retained earnings
Beginning balance	$3,637.3	$3,100.2	$3,349.3	$2,979.1
Net income	164.1	150.5	557.4	364.4
Issuance of shares under stock-based compensation plans (1)	—	—	(7.1)	(3.3)
Contribution of shares to 401(k) Plan (1)	4.6	3.2	14.4	10.5
Dividends	(56.3)	(48.4)	(164.3)	(145.2)
Ending balance	$3,749.7	$3,205.5	$3,749.7	$3,205.5
Treasury stock at cost
Beginning balance	$(2,576.7)	$(2,447.2)	$(2,501.0)	$(2,425.1)
Repurchase of shares for treasury	(31.0)	(7.0)	(126.0)	(52.2)
Issuance of shares under stock-based compensation plans (1)	.1	.9	16.3	19.5
Contribution of shares to 401(k) Plan (1)	1.2	1.9	4.3	6.4
Ending balance	$(2,606.4)	$(2,451.4)	$(2,606.4)	$(2,451.4)
Accumulated other comprehensive loss
Beginning balance	$(327.6)	$(403.2)	$(349.6)	$(348.1)
Other comprehensive income (loss), net of tax	4.6	9.3	26.6	(45.8)
Ending balance	$(323.0)	$(393.9)	$(323.0)	$(393.9)
(1)
We fund a portion of our employee-related expenses using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of the awards vested and record net gains or losses associated with using
treasury shares to retained earnings.

Dividends per common share were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Dividends per common share	$.68	$.58	$1.98	$1.74

Avery Dennison Corporation

Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended October 2, 2021 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2021	$(248.1)	$(92.7)	$(8.8)	$(349.6)
Other comprehensive income (loss) before reclassifications, net of tax	19.1	—	4.4	23.5
Reclassifications to net income, net of tax	—	3.3	(.2)	3.1
Other comprehensive income (loss), net of tax	19.1	3.3	4.2	26.6
Balance as of October 2, 2021	$(229.0)	$(89.4)	$(4.6)	$(323.0)
The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 26, 2020 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 28, 2019	$(245.1)	$(101.8)	$(1.2)	$(348.1)
Other comprehensive income (loss) before reclassifications, net of tax	(45.5)	—	(2.3)	(47.8)
Reclassifications to net income, net of tax	—	1.9	.1	2.0
Other comprehensive income (loss), net of tax	(45.5)	1.9	(2.2)	(45.8)
Balance as of September 26, 2020	$(290.6)	$(99.9)	$(3.4)	$(393.9)

Avery Dennison Corporation

Note 11. Fair Value Measurements
Recurring Fair Value Measurements
The assets and liabilities carried at fair value, measured on a recurring basis, as of October 2, 2021 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$33.9	$27.0	$6.9	$—
Derivative assets	13.7	1.7	12.0	—
Bank drafts	13.6	13.6	—	—
Liabilities
Cross-currency swap	$18.9	$—	$18.9	$—
Derivative liabilities	7.3	—	7.3	—
Contingent consideration liabilities	10.4	—	—	10.4
The assets and liabilities carried at fair value, measured on a recurring basis, as of January 2, 2021 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$33.6	$27.4	$6.2	$—
Derivative assets	5.2	.1	5.1	—
Bank drafts	12.8	12.8	—	—
Liabilities
Cross-currency swap	$36.7	$—	$36.7	$—
Derivative liabilities	9.5	.3	9.2	—
Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of October 2, 2021, investments of $.4 million and $33.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of January 2, 2021, investments of $1 million and $32.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with one of the Other 2021 Acquisitions. These payments are based on the

acquired company’s
achievement of certain performance targets based on the terms of the purchase agreement, and our estimates are based on the expected payments related to these targets as of October 2, 2021. We have classified these liabilities as Level 3. As of October 2, 2021, contingent consideration liabilities of approximately $
3 million and $7 million were included in “Other current liabilities” and “Long-term retirement benefits and other liabilities,” respectively, in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation

The activity related to contingent consideration for the nine months ended October 2, 2021 is shown below.

(In millions)
Acquisition	$11.6
Payments	(1.2)
Balance at October 2, 2021	$10.4
Note 12.  Commitments and Contingencies
L
egal Proceedings
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
We are currently party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our radio-frequency identification (“RFID”) products infringed on its patent. We recorded a contingent liability related to this matter in the second quarter of 2021 in the amount of

$26.6
million based on a jury verdict issued on May 14, 2021.
During the third quarter of 2021
, the first instance judgment associated with the jury verdict was issued. This resulted in additional potential liability of $35.8 million for, among other things, RFID tags sold prior to

March 31, 2021 and a royalty on a higher number of tags. In addition, Adasa was awarded a royalty on in-scope tags sold after March 31, 2021; we have largely completed our migration to alternative encoding methods used in our other RFID tags. We did not increase the contingent liability we recorded for this additional potential liability. With continued evaluation of the matter and our defenses, as well as consultation with our outside counsel, we continue to believe that ADASA’s patent is invalid and that, even if valid, we have not infringed it, and that the royalty rate used as the basis for the jury’s determination is unreasonable under prevailing industry standards, as well as that any liability related to this matter would be substantially lower than that which is reflected in either the jury verdict or the first instance judgment. On October 22, 2021, we appealed the judgment to the United States Court of Appeals for the Federal Circuit and continue to believe meritorious defenses exist to significantly reduce the liability we currently have recorded. We maintained our current contingent liability of
$
26.6
million for this matter as a reasonable estimate within the range of probable outcomes.
B
ecause of the uncertainties associated with claims resolution and litigation, future expenses to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses. If information were to become available that allowed us to reasonably estimate a range of potential expenses in an amount higher or lower than what we have accrued and determined such to be probable, we would adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters would be assessed as they arise; until then, a range of potential expenses for such resolution cannot be determined.
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
As of October 2, 2021, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at twelve waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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

Avery Dennison Corporation

would adjust our environmental liabilities accordingly. In addition, we may be identified as a PRP at additional sites in the future. The range of expenses for remediation of any future-identified sites would be addressed as they arise; until then, a range of expenses for such remediation cannot be determined.
The activity related to our environmental liabilities for the nine months ended October 2, 2021 is shown below.

(In millions)
Balance at January 2, 2021	$21.1
Charges, net of reversals	1.3
Payments	(1.6)
Balance at October 2, 2021	$20.8
Approximately $2 million and $9 million of th
is
 balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of October 2, 2021 and January 2, 2021, respectively.
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

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$372.1	$320.7	$1,094.7	$963.9
Europe, Middle East and North Africa	499.3	404.6	1,550.8	1,272.2
Asia	289.4	264.4	910.4	736.4
Latin America	103.6	84.1	300.0	245.2
Other international	81.4	71.6	243.1	202.7
Total Label and Graphic Materials	1,345.8	1,145.4	4,099.0	3,420.4
Retail Branding and Information Solutions:
Apparel	436.5	371.5	1,334.5	985.1
Identification Solutions (1) and Vestcom	94.2	54.6	208.2	137.8
Total Retail Branding and Information Solutions	530.7	426.1	1,542.7	1,122.9
Industrial and Healthcare Materials	195.3	157.6	583.4	437.3
Net sales to unaffiliated customers	$2,071.8	$1,729.1	$6,225.1	$4,980.6
(1)	Previously referred to as Printer Solutions

Avery Dennison Corporation

Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Intersegment sales
Label and Graphic Materials	$24.8	$19.8	$71.1	$55.1
Retail Branding and Information Solutions	10.4	7.3	28.1	19.4
Industrial and Healthcare Materials	3.7	2.0	8.0	4.8
Intersegment sales	$38.9	$29.1	$107.2	$79.3
Income before taxes
Label and Graphic Materials	$184.9	$173.1	$639.2	$483.1
Retail Branding and Information Solutions	58.5	47.0	160.6	67.2
Industrial and Healthcare Materials	18.7	12.5	64.7	34.9
Corporate expense	(20.6)	(19.1)	(69.3)	(49.0)
Interest expense	(18.0)	(15.6)	(50.2)	(54.4)
Other non-operating expense (income), net	.9	(.1)	3.6	.2
Income before taxes	$224.4	$197.8	$748.6	$482.0
Other expense (income), net, by reportable segment and Corporate
Label and Graphic Materials	$.2	$1.4	$(30.2)	$28.3
Retail Branding and Information Solutions	14.6	4.4	44.2	20.6
Industrial and Healthcare Materials	.7	6.6	1.3	8.6
Corporate	.5	—	1.0	(.2)
Other expense (income), net	$16.0	$12.4	$16.3	$57.3
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$1.1	$6.5	$5.1	$46.4
Asset impairment charges and lease cancellation costs	1.3	4.4	1.9	6.2
Other items:
Transaction and related costs	19.4	—	20.1	3.2
Loss on sale of assets, net	—	—	.2	—
(Gain) loss on investments	(4.9)	1.5	(4.9)	1.5
Gain on sale of product line	(.9)	—	(5.7)	—
Outcomes of legal proceedings, net (1)	—	—	(.4)	—
Other expense (income), net	$16.0	$12.4	$16.3	$57.3
(1)
First nine months of 2021 include an indirect tax credit based on a Brazilian Federal Supreme Court ruling in our favor in the amount of $29.1 million, partially offset by a contingent liability related to a patent infringement lawsuit in the amount of $26.6 million. Refer to Note 12, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information related to the patent infringement lawsuit.

Note 14. Supplemental Financial Information
Inventories
The table below summarizes the amounts in inventories, net.

(In millions)	October 2, 2021	January 2, 2021
Raw materials	$367.3	$268.6
Work-in-progress	228.9	210.3
Finished goods	282.9	238.3
Inventories, net	$879.1	$717.2

Avery Dennison Corporation

Property, Plant and Equipment
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	October 2, 2021	January 2, 2021
Property, plant and equipment	$3,536.4	$3,476.3
Accumulated depreciation	(2,130.9)	(2,132.6)
Property, plant and equipment, net	$1,405.5	$1,343.7

Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.
	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Beginning balance	$44.6	$27.1
(Reversal of) provision for credit losses (1)	(4.8)	20.0
Amounts written off	(3.1)	(2.3)
Other, including foreign currency translation	.3	1.0
Ending balance	$37.0	$45.8
(1)	For the nine months ended September 26, 2020, our provision for credit losses reflected impacts on customers as a result of COVID-19.

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
We use these
non-GAAP
financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for quarters and year-to-date periods, as applicable.
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

●	Organic sales change refers to sales change ex. currency, excluding the estimated impact of acquisitions and product line divestitures.
We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales change from the ongoing activities of our businesses and enhance their ability to evaluate our results from period to period.

●
Free cash flow
refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments. Free cash flow is also adjusted for, where applicable, certain acquisition-related transaction costs. We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases and acquisitions.

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

Avery Dennison Corporation

OVERVIEW AND OUTLOOK
Operational and Market Update
Uncertainty surrounding the global health crisis remains elevated as many parts of the world are experiencing an increase in cases related to
COVID-19,
with the greatest impact to the company in Southeast Asia, particularly in our Retail Branding and Information Solutions (“RBIS”) reportable segment. The safety and well-being of employees has been and continues to be our top priority. We have taken steps to ensure employee safety, quickly implementing world-class safety protocols and continuing to adapt our guidelines as the pandemic continues to evolve. Where appropriate, we may take further actions required by international, federal, state or local authorities or that we determine are in the best interests of our employees, customers, shareholders and communities.
As supply chains remain constrained, we continue to actively manage through a dynamic supply and demand environment. Demand across the majority of businesses and regions remains strong, while raw materials, freight and labor availability continue to be constrained. Inflation remains persistent and we have implemented pricing and material re-engineering
actions to offset higher costs. We are leveraging our global scale and working closely with customers and suppliers to minimize disruptions and continue to demonstrate agility and preparedness through robust scenario planning.
Overall,
COVID-19
had a notably negative impact on our consolidated financial results in 2020, most significantly in our RBIS and Industrial and Healthcare Materials (“IHM”) reportable segments. Our operations largely recovered from the prior-period impact of
COVID-19,
with this recovery reflected in higher volume across our businesses.
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended October 2, 2021	Nine Months Ended October 2, 2021
Reported sales change	20%	25%
Foreign currency translation Extra week impact	(3 —)	(5 (1	) )
Sales change ex. currency (1)	17	19
Acquisitions and product line divestitures	(3)	(2)
Organic sales change (1)	14%	17%
(1)	Totals may not sum due to rounding
In the three months and nine months ended October 2, 2021, net sales increased on an organic basis compared to the same periods in the prior year due to higher volume/mix and pricing actions.
Net Income
Net income increased from approximately $364 million in the first nine months of 2020 to approximately $557 million in the first nine months of 2021. Major factors affecting the change in net income included the following:

●	Higher volume/mix
●	Favorable currency translation
●	Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs
●	Benefit from the Brazil indirect tax credit
●	Lower allowances for credit losses
Offsetting factors:

●	Higher employee-related costs
●	The impact of prior-year temporary cost reduction actions
●	Higher tax provision
●	Net impact of higher selling prices, higher raw material costs, and higher freight costs
●	Contingent liability related to patent infringement litigation
●	Higher transaction and related costs

Avery Dennison Corporation

Acquisitions
Vestcom Acquisition
On August 31, 2021, we completed our acquisition of CB Velocity Holdings, LLC (“Vestcom”), an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies for a purchase price of $1.46 billion, subject to customary post-closing adjustments. We funded this acquisition using a combination of cash and proceeds from commercial paper borrowings and issuances of senior notes. Refer to Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
We believe Vestcom’s solutions expand our position in high value categories while adding channel access and data management capabilities to our RBIS reportable segment.
Other 2021 Acquisitions
On March 18, 2021, we completed our acquisition of the net assets of ZippyYum, LLC (“ZippyYum”), a California-based developer of software products used in the food service and food preparation industries. We believe this acquisition enhances the product portfolio in our RBIS reportable segment.
On March 1, 2021, we completed our acquisition of the issued and outstanding stock of JDC Solutions, Inc. (“JDC”), a Tennessee-based manufacturer of pressure-sensitive specialty tapes. We believe this acquisition expands the product portfolio in our IHM reportable segment.
The acquisitions of ZippyYum and JDC are referred to collectively as the “Other 2021 Acquisitions.”
The aggregate purchase consideration for the Other 2021 Acquisitions was approximately $43 million. We funded the Other 2021 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to approximately $13 million subject to the acquired company’s achievement of certain performance targets. We estimate the fair value of these earn-out payments as of October 2, 2021 to be approximately $12 million, which has been included in the $43 million of aggregate purchase consideration.
The Other 2021 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cost Reduction Actions
2019/2020 Actions
During the nine months ended October 2, 2021, we recorded $6.7 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 235 positions at numerous locations across our company, which primarily included actions in our RBIS reportable segment. The actions were primarily related to global headcount and footprint reductions, with some actions accelerated or expanded in response to COVID-19.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Cash Flow

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Net cash provided by operating activities	$762.8	$441.8
Purchases of property, plant and equipment	(130.6)	(91.7)
Purchases of software and other deferred charges	(9.8)	(13.8)
Proceeds from sales of property, plant and equipment	1.1	.2
Proceeds from insurance and sales (purchases) of investments, net	1.2	5.2
Payments for certain acquisition-related transaction costs	14.5	—
Free cash flow	$639.2	$341.7
During the first nine months of 2021, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income and improved operational working capital, partially offset by higher income tax payments, net of refunds. During the first nine months of 2021, free cash flow increased compared to the same period last year primarily due to an increase in net cash provided by operating activities, partially offset by an increase in purchases of property, plant and equipment.
Outlook
In addition to the continued uncertain impact on
COVID-19
on our businesses and including the impact of the recently completed Vestcom acquisition, certain factors that we believe may contribute to our 2021 results are described below.

●
We expect net sales to increase by approximately 20%, including an increase of approximately 3.5% from the effect of foreign currency translation and a decrease of approximately 1.5% related to the calendar shift resulting from the extra week in 2020.

●	We expect closed acquisitions to benefit operating income.
●	Based on recent exchange rates, we expect foreign currency translation to increase our operating income by approximately $30 million.
●	We expect incremental savings from restructuring actions, net of transition costs, of approximately $60 million.
●	We expect the pace of our investments in our businesses to accelerate throughout the year.
●	We expect our full year effective tax rate to be in the mid-twenty percent range.
●	We expect net cash provided by operating activities and free cash flow to increase.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	October 2, 2021	September 26, 2020
Net sales	$2,071.8	$1,729.1
Cost of products sold	1,517.4	1,244.9
Gross profit	554.4	484.2
Marketing, general and administrative expense	296.9	258.3
Other expense (income), net	16.0	12.4
Interest expense	18.0	15.6
Other non-operating expense (income), net	(.9)	.1
Income before taxes	$224.4	$197.8
Gross profit margin	26.8%	28.0%
Gross Profit Margin
Gross profit margin for the third quarter of 2021 decreased from the same period last year primarily due to the net impact of higher selling prices, higher raw material costs, and higher freight costs and higher employee-related costs, partially offset by higher volume and the impact of prior-year temporary cost reduction actions.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the third quarter of 2021 compared to the same period last year primarily due to growth investments, higher employee-related costs, and the impact of prior-year temporary cost reduction actions.

Avery Dennison Corporation

Other Expense (Income), Net

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$1.1	$6.5
Asset impairment charges and lease cancellation costs	1.3	4.4
Other items:
Transaction and related costs	19.4	—
(Gain) loss on investments	(4.9)	1.5
Gain on sale of product line	(.9)	—
Other expense (income), net	$16.0	$12.4
Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
In May 2021, the Brazilian Federal Supreme Court ruled on the recovery of certain indirect taxes that we had paid in previous years. As a result of the ruling, we recorded a gain of $29.1 million in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. We expect to use these recoveries to offset our future taxes in Brazil. Refer to Note 13, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information regarding this ruling.
Interest Expense
Interest expense increased in the third quarter of 2021 compared to the same period last year reflecting additional interest costs related to the $800 million of senior notes we issued in August 2021.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	October 2, 2021	September 26, 2020
Income before taxes	$224.4	$197.8
Provision for (benefit from) income taxes	59.2	46.3
Equity method investment (losses) gains	(1.1)	(1.0)
Net income	$164.1	$150.5
Per share amounts:
Net income per common share	$1.98	$1.80
Net income per common share, assuming dilution	1.96	1.79
Effective tax rate	26.4%	23.4%
Provision for (Benefit from) Income Taxes
Our effective tax rate for the three months ended October 2, 2021 was 26.4% compared to 23.4% in the same period last year. The increase was primarily due to a higher forecasted effective tax rate and transaction costs related to the Vestcom acquisition, partially offset by a higher discrete benefit from return-to-provision adjustments upon completion of our 2020 U.S. federal tax return. Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER
Operating income refers to income before taxes, interest and other non-operating
expense (income), net.
Label and Graphic Materials

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020
Net sales including intersegment sales	$1,370.6	$1,165.2
Less intersegment sales	(24.8)	(19.8)
Net sales	$1,345.8	$1,145.4
Operating income (1)	184.9	173.1
(1) Included charges associated with restructuring actions in both years, transaction and related costs and gain on sale of product line in 2021.	$.2	$1.4
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended October 2, 2021
Reported sales change	18%
Foreign currency translation	(3)
Sales change ex. currency (1)	15
Acquisitions and product line divestitures	(1)
Organic sales change (1)	14%
(1)
Totals may not sum due to rounding
In the third quarter of 2021, net sales increased on an organic basis compared to the same period in the prior year due to favorable volume/mix and pricing actions. On an organic basis, net sales increased by low-double digit rates in emerging markets and North America and more than 20% in Western Europe.
Operating Income
Operating income increased in the third quarter of 2021 compared to the same period last year primarily due to favorable volume/mix, partially offset by the net impact of higher selling prices, higher raw material costs, and higher freight costs and higher employee-related costs.
Retail Branding and Information Solutions

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020
Net sales including intersegment sales	$541.1	$433.4
Less intersegment sales	(10.4)	(7.3)
Net sales	$530.7	$426.1
Operating income (1)	58.5	47.0
(1) Included charges associated with restructuring actions and gain on investments and transaction and related costs in 2021, and loss on investments in 2020.	$14.6	$4.4
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended October 2, 2021
Reported sales change	25%
Foreign currency translation	(2)
Sales change ex. currency (1)	22
Acquisitions	(9)
Organic sales change (1)	14%
(1)	Totals may not sum due to rounding

Avery Dennison Corporation

In the third quarter of 2021, company-wide, net sales of Intelligent Labels solutions and the base business increased on an organic basis by a mid-teens rate.
Operating Income
Operating income increased in the third quarter of 2021 compared to the same period last year primarily due to higher volume, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by increased transaction and related costs, higher employee-related costs, the impact of prior-year temporary cost reduction actions, and growth investments.
Industrial and Healthcare Materials

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020
Net sales including intersegment sales	$199.0	$159.6
Less intersegment sales	(3.7)	(2.0)
Net sales	$195.3	$157.6
Operating income (1)	18.7	12.5
(1) Included charges associated with restructuring actions in both years and transaction and related costs in 2021.	$.7	$6.6
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended October 2, 2021
Reported sales change	24%
Foreign currency translation	(4)
Sales change ex. currency (1)	20
Acquisitions	(5)
Organic sales change (1)	15%
(1)
Totals may not sum due to rounding
In the third quarter of 2021, net sales increased on an organic basis compared to the same period in the prior year primarily due to a high-teens rate increase in industrial categories and a high-single digit rate increase in healthcare categories.
Operating Income
Operating income increased in the third quarter of 2021 compared to the same period last year primarily due to higher volume/mix and lower restructuring charges, partially offset by the net impact of higher selling prices, higher raw material costs, and higher freight costs, the impact of prior-year temporary cost reduction actions, and higher employee-related costs.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
YEAR-TO-DATE
Income Before Taxes

	Nine Months Ended
(In millions, except percentages)	October 2, 2021	September 26, 2020
Net sales	$6,225.1	$4,980.6
Cost of products sold	4,497.4	3,628.4
Gross profit	1,727.7	1,352.2
Marketing, general and administrative expense	916.2	758.7
Other expense (income), net	16.3	57.3
Interest expense	50.2	54.4
Other non-operating expense (income), net	(3.6)	(.2)
Income before taxes	$748.6	$482.0
Gross profit margin	27.8%	27.1%

Avery Dennison Corporation

Gross Profit Margin
Gross profit margin for the first nine months of 2021 increased from the same period last year primarily due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by the net impact of higher selling prices, higher raw material costs, and higher freight costs, the impact of prior-year temporary cost reduction actions, and higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first nine months of 2021 compared to the same period last year primarily due to higher employee-related costs, the impact of prior-year temporary cost reduction actions, growth investments, and unfavorable currency translation, partially offset by lower allowances for credit losses and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.
Other Expense (Income), Net

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$5.1	$46.4
Asset impairment charges and lease cancellation costs	1.9	6.2
Other items:
Transaction and related costs	20.1	3.2
Loss on sale of assets, net	.2	—
(Gain) loss on investment	(4.9)	1.5
Gain on sale of product line	(5.7)	—
Outcomes of legal proceedings, net	(.4)	—
Other expense (income), net	$16.3	$57.3
Refer to Note 6, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 13, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information regarding outcomes of legal proceedings.
Interest Expense
Interest expense decreased in the first nine months of 2021 compared to the same period last year reflecting lower borrowing rates on outstanding indebtedness.
Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts and percentages)	October 2, 2021	September 26, 2020
Income before taxes	$748.6	$482.0
Provision for (benefit from) income taxes	187.7	114.8
Equity method investment (losses) gains	(3.5)	(2.8)
Net income	$557.4	$364.4
Per share amounts:
Net income per common share	$6.72	$4.37
Net income per common share, assuming dilution	6.64	4.34
Effective tax rate	25.1%	23.8%
Provision for (Benefit from) Income Taxes
Our effective tax rate for the nine months ended October 2, 2021 was 25.1% compared to 23.8% in the same period last year. The increase was primarily due to net discrete tax charges related to tax effects on outcomes of certain legal proceedings and transaction costs related to the Vestcom acquisition, partially offset by higher discrete benefits from return-to-provision adjustments for tax years 2018 and 2020. Refer to Note 8, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

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
non-operating
expense (income), net.
Label and Graphic Materials

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Net sales including intersegment sales	$4,170.1	$3,475.5
Less intersegment sales	(71.1)	(55.1)
Net sales	$4,099.0	$3,420.4
Operating income (1)	639.2	483.1
(1) Included charges associated with restructuring actions and transaction and related costs in both years, and outcomes of legal proceedings and gain on sale of product line in 2021.	$(30.2)	$28.3
Net Sales
The factors impacting reported net sales change are shown in the table below.

	Nine Months Ended October 2, 2021
Reported sales change	20%
Foreign currency translation Extra week impact	(5 (1	) )
Sales change ex. currency (1)	13
Acquisitions and product line divestitures	(1)
Organic sales change (1)	12%
(1)
Totals may not sum due to rounding
In the first nine months of 2021, net sales increased on an organic basis compared to the same period in the prior year due to favorable volume/mix. On an organic basis, net sales increased by a mid-teens rate in emerging markets, a mid-to-high
single digit rate in North America, and a mid-teens rate in Western Europe.
Operating Income
Operating income increased in the first nine months of 2021 compared to the same period last year primarily due to favorable volume/mix, the Brazil indirect tax credit, lower restructuring charges, favorable foreign currency translation, and lower allowances for credit losses. These benefits were partially offset by the net impact of higher selling prices, higher raw material costs, and higher freight costs and higher employee-related costs.
Retail Branding and Information Solutions

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Net sales including intersegment sales	$1,570.8	$1,142.3
Less intersegment sales	(28.1)	(19.4)
Net sales	$1,542.7	$1,122.9
Operating income (1)	160.6	67.2
(1) Included charges associated with restructuring actions and transaction and related costs in both years, outcome of legal proceedings, loss on sale of asset and gain on investments in 2021, and loss on investments in 2020.	$44.2	$20.6

Avery Dennison Corporation

Net Sales
The factors impacting reported net sales change are shown in the table below.

Nine Months Ended October 2, 2021
Reported sales change	37%
Foreign currency translation	(3)
Extra week impact	(1)
Sales change ex. currency (1)	33
Acquisitions	(5)
Organic sales change (1)	28%
(1)
Totals may not sum due to rounding
On an organic basis, net sales in the segment related to Intelligent Labels increased by approximately 30%. Net sales in the base business increased approximately 25% in the first nine months of 2021, partially due to the recovery from the prior-period impact of
COVID-19.
Operating Income
Operating income increased in the first nine months of 2021 compared to the same period last year primarily due to higher volume, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower restructuring charges, partially offset by higher employee-related costs, outcomes of legal proceedings, the impact of prior-year temporary cost reduction actions, growth investments, and higher transaction and related costs.
Industrial and Healthcare Materials

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Net sales including intersegment sales	$591.4	$442.1
Less intersegment sales	(8.0)	(4.8)
Net sales	$583.4	$437.3
Operating income (1)	64.7	34.9
(1) Included charges associated with restructuring actions in both years and transaction and related costs and gain on sale of assets in 2021.	$1.3	$8.6
Net Sales
The factors impacting reported net sales change are shown in the table below.

Nine Months Ended October 2, 2021
Reported sales change	33%
Foreign currency translation	(6)
Extra week impact	(2)
Sales change ex. currency (1)	25
Acquisitions	(5)
Organic sales change (1)	21%
(1)
Totals may not sum due to rounding
In the first nine months of 2021, net sales increased on an organic basis compared to the same period in the prior year primarily due to an increase of approximately 30% in industrial categories, partially offset by a low-single
digit rate decline in healthcare categories.
Operating Income
Operating income increased in the first nine months of 2021 compared to the same period last year primarily due to higher volume/mix and lower restructuring charges, partially offset by the impact of prior-year temporary cost reduction actions, the net impact of higher selling prices, higher raw material costs, and higher freight costs and higher employee-related costs.

Avery Dennison Corporation

FINANCIAL CONDITION
Liquidity
Operating Activities

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Net income	$557.4	$364.4
Depreciation	122.9	113.7
Amortization	48.6	36.1
Provision for credit losses and sales returns	26.1	50.4
Stock-based compensation	27.1	12.1
Pension plan settlement loss	1.0	—
Deferred taxes and other non-cash taxes	(1.5)	17.1
Other non-cash expense and loss (income and gain), net	17.7	35.3
Changes in assets and liabilities and other adjustments	(36.5)	(187.3)
Net cash provided by operating activities	$762.8	$441.8
During the first nine months of 2021, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income and improved operational working capital, partially offset by higher income tax payments, net of refunds.
Investing Activities

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Purchases of property, plant and equipment	$(130.6)	$(91.7)
Purchases of software and other deferred charges	(9.8)	(13.8)
Proceeds from sales of property, plant and equipment	1.1	.2
Proceeds from insurance and sales (purchases) of investments, net	1.2	5.2
Proceeds from sale of product line	6.7	—
Payments for acquisitions, net of cash acquired, and investments in businesses	(1,474.3)	(262.8)
Net cash used in investing activities	$(1,605.7)	$(362.9)
Purchases of Property, Plant and Equipment
During the first nine months of 2021, we primarily invested in equipment to support growth in the U.S. and certain countries in Europe and Asia for our Labels and Graphic Materials (“LGM”) reportable segment, in the U.S. for our IHM reportable segment, and in the U.S. and certain countries in Asia for our RBIS reportable segment. During the first nine months of 2020, we primarily invested in equipment and expanded manufacturing facilities to support growth in the U.S. and certain countries in Europe and Asia for our LGM reportable segment, in the U.S. and certain countries in Europe for our IHM reportable segment, and in the U.S. and certain countries in Asia for our RBIS reportable segment.
Purchases of Software and Other Deferred Charges
During the first nine months of 2021, we invested in information technology upgrades in the U.S. and Europe. During the first nine months of 2020, we invested in information technology upgrades worldwide.
Proceeds from Sale of Product Line
During the first nine months of 2021, proceeds from the sale of a product line were in our LGM reportable segment.
Payments for Acquisitions, Net of Cash Acquired, and Investments in Businesses
During the first nine months of 2021, we paid consideration, net of cash acquired, of approximately $1.44 billion and $32 million for the Vestcom acquisition and the Other 2021 Acquisitions, respectively. We funded the Vestcom acquisition using the net proceeds from the $500 million and $300 million senior notes we issued in August 2021, commercial paper borrowings and cash. We funded the Other 2021 Acquisitions using cash and commercial paper borrowings. During the first nine months of 2020, we paid consideration, net of cash acquired, of approximately $255 million to acquire Smartrac, which we initially funded using commercial paper borrowings. We also invested in certain strategic unconsolidated businesses in both 2021 and 2020.

Avery Dennison Corporation

Financing Activities

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Net increase (decrease) in borrowings with maturities of three months or less	$332.0	$(57.1)
Additional borrowings under revolving credit facility	—	500.0
Repayments of revolving credit facility	—	(500.0)
Additional long-term borrowings	791.9	493.7
Repayments of long-term debt and finance leases	(8.0)	(268.9)
Dividends paid	(164.3)	(145.2)
Share repurchases	(126.0)	(52.2)
Net (tax withholding) proceeds related to stock-based compensation	(25.5)	(20.0)
Net cash (used in) provided by financing activities	$800.1	$(49.7)
Borrowings and Repayment of Debt
During the first nine months of 2021 and 2020, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases and capital expenditures, and for other general corporate purposes.
In August 2021, we issued $500 million of senior notes, due February 15, 2032, which bear an interest rate of 2.250%, payable semiannually in arrears. Our net proceeds from the issuance, after deducting underwriting discounts and offering expenses, were $493.8 million. Additionally, in August 2021, we issued $300 million of senior notes, due August 15, 2024, which may be repaid without penalty on or after August 15, 2022 and bear an interest rate of 0.850%, payable semiannually in arrears. Our net proceeds from the issuance, after deducting underwriting discounts and offering expenses, were $298.1 million. We used the net proceeds from these two debt issuances to finance a portion of the Vestcom acquisition.
Refer to Note 2, “Acquisitions,” and Note 4, “Debt,” to the Unaudited Condensed Consolidated Financial Statements for more information.
During the first quarter of 2020, commercial paper borrowings were also used for the Smartrac acquisition, with those borrowings subsequently repaid using a portion of the net proceeds from the $500 million of senior notes we issued in March 2020. We used the remaining proceeds from these notes to repay our $250 million of senior notes that matured in April 2020.
In the first quarter of 2020, in light of uncertainty due to
COVID-19
regarding the availability of commercial paper borrowings, which we typically rely upon to fund our day-to-day
operational needs, and the relatively favorable terms under our $800 million revolving credit facility (the “Revolver), we borrowed $500 million from the Revolver with a six-month
duration. This amount was repaid in June 2020.
Dividends Paid
We paid dividends of $1.98 per share in the first nine months of 2021 compared to $1.74 per share in the same period last year. In April 2021, we increased our quarterly dividend rate to $.68 per share, representing an increase of approximately 10% from our previous quarterly dividend rate of $.62 per share.
Share Repurchases
During the first nine months of 2021 and 2020, we repurchased approximately .7 million and .4 million shares of our common stock, respectively.
Net (Tax Withholding) Proceeds Related to Stock-Based Compensation
During the first nine months of 2021, tax withholding for stock-based compensation increased compared to the same period last year primarily as a result of equity awards vesting at higher share prices.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the nine months ended October 2, 2021, goodwill increased by approximately $760 million to $1.90 billion, which reflected the preliminary valuation of goodwill associated with the Vestcom acquisition and the Other 2021 Acquisitions, partially offset by the impact of foreign currency translation.
In the nine months ended October 2, 2021, other intangibles resulting from business acquisitions, net, increased by approximately $707 million to $931.5 million, which reflected the preliminary valuation of intangible assets associated with the Vestcom acquisition and the Other 2021 Acquisitions, partially offset by current year amortization expense and the impact of foreign currency translation.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation

Shareholders’ Equity Accounts
As of October 2, 2021, the balance of our shareholders’ equity was $1.80 billion. Refer to Note 10, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

(In millions)	Nine Months Ended October 2, 2021
Change in net sales	$169
International operations generated approximately 76% of our net sales during the nine months ended October 2, 2021. Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The favorable impact of foreign currency translation on net sales in the first nine months of 2021 compared to the same period last year was primarily related to euro-denominated sales and sales in China.
Effect of Foreign Currency Transactions
The impact on our net income from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold. In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate. Refer to Note 7, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.
Analysis of Selected Financial Ratios
We utilize the financial ratios discussed below to assess our financial condition and operating performance. We believe this information assists our investors in understanding the drivers of our cash flow other than net income and capital expenditures.
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the third quarter of 2021 was lower compared to the third quarter of 2020.

(In millions, except percentages)	October 2, 2021	September 26, 2020
( A) Working capital	$169.1	$558.5
Reconciling items:
Cash and cash equivalents	(207.2)	(284.7)
Other current assets	(251.0)	(214.5)
Short-term borrowings and current portion of long-term debt and finance leases	398.8	124.1
Accrued payroll and employee benefits and other current liabilities	942.4	759.1
( B) Operational working capital	$1,052.1	$942.5
( C) Third-quarter net sales, annualized (1)	$8,523.4	$6,916.4
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	12.3%	13.6%
(1)
Included 2021 estimated annualized sales for Vestcom.
Accounts Receivable Ratio
The average number of days sales outstanding was 62 days in the third quarter of 2021 compared to 64 days in the third quarter of 2020, calculated using the accounts receivable balance at quarter-end
divided by the average daily sales, including the 2021 estimated annualized sales for Vestcom, in the third quarter of 2021 and 2020, respectively. The higher average number of days sales outstanding in 2020 primarily reflected the impact of
COVID-19
on our customers. Additionally, the average number of days sales outstanding in 2021 decreased due to higher volume, the impact of foreign currency translation, and focused collection efforts, partially offset by the impact of acquisitions.
Inventory Ratio
Average inventory turnover was 7.1 in the third quarter of 2021 compared to 7.5 in the third quarter of 2020, calculated using the annualized third-quarter cost of products sold, including the 2021 estimated annualized cost of products sold for Vestcom, in 2021 and 2020, respectively, and divided by the inventory balance at quarter-end.

Avery Dennison Corporation

The decrease in average inventory turnover primarily reflected higher inventory balances to manage supply chain disruptions, anticipated increased demand, and the impact of increasing raw material costs, partially offset by volume-driven higher cost of products sold. Additionally, inventory turnover in the third quarter of 2020 reflected lower cost of products sold as a result of lower demand due to
COVID-19.
Accounts Payable Ratio
The average number of days payable outstanding was 74 days in the third quarter of 2021 compared to 68 days in the third quarter of 2020, calculated using the accounts payable balance at quarter-end
divided by the annualized third-quarter cost of products sold, including the 2021 estimated annualized cost of products sold for Vestcom, in 2021 and 2020, respectively. The increase in the average number of days payable outstanding from the prior year primarily reflected the impact of higher accounts payable balances due to our inventory build-up to manage supply chain disruptions, anticipated increased demand and the impact of increasing raw material costs, partially offset by volume-driven higher cost of products sold and the impact of acquisitions.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing, including access to commercial paper borrowings supported by our Revolver. We use these resources to fund our operational needs.
As of October 2, 2021, we had cash and cash equivalents of $207.2 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations throughout the world. As of October 2, 2021, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Asia Pacific and Europe.
To meet our U.S. cash requirements, we have several cost-effective liquidity options available. These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings and profits. However, if we were to repatriate foreign earnings and profits, a portion would be subject to cash payments of withholding taxes imposed by foreign tax authorities. Additional U.S. taxes may also result from the impact of foreign currency movements related to these earnings and profits.
The Revolver, which matures in February 2025, is used as a
back-up
facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of October 2, 2021 or January 2, 2021.
Capital from Debt
The carrying value of our total debt increased by approximately $1.08 billion in the first nine months of 2021 to $3.20 billion, primarily reflecting our issuance of the $500 million and $300 million senior notes in August 2021 and a net increase in commercial paper borrowings.
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
We have excluded CB Velocity Holdings, LLC (“Vestcom”) from our assessment of internal control over financial reporting as of the end of the third quarter 2021 because we acquired the company in a purchase business combination during the third quarter 2021. Vestcom is a wholly-owned subsidiary, the total assets of which, excluding goodwill and other intangibles resulting from business acquisitions, and total revenues of which have been excluded from our assessment of internal control over financial reporting. These items represent 3% and less than 1%, respectively, of the related unaudited consolidated financial statement amounts as of and for the nine months ended October 2, 2021.

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
The successful execution of our business strategy following the consummation of the acquisition of Vestcom involves risks and may not be successful.
On July 27, 2021, we entered into an Agreement and Plan of Merger by and among the Company, CB Velocity Holdings, LLC (“Vestcom”), Lobo Merger Sub, LLC (“Merger Sub”) and Charlesbank Equity Fund VIII, Limited Partnership (the “Merger Agreement”) pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Vestcom, with Vestcom surviving the merger as a wholly-owned subsidiary of the Company (the “Acquisition”).
The Acquisition closed on August 31, 2021. The success of the Acquisition depends, in part, on the ability of the combined company to realize the anticipated benefits from combining our business with that of Vestcom. Realizing these benefits depends, in part, on maintaining adequate focus on executing the business strategies of the combined company as well as the successful integration of assets, operations, functions and personnel. At this time, there can be no assurance that any cost savings, economies of scale, enhanced liquidity or other operational efficiencies, as well as revenue enhancement opportunities anticipated from the combination, or other synergies, will be realized.
If management of the combined company is unable to continue minimizing the potential disruption of the combined company’s ongoing business during the integration process, the anticipated benefits of the Acquisition may not be partially or fully realized. In addition, the inability to successfully manage the implementation of appropriate systems, policies, benefits and compliance programs for the combined company could have a material adverse effect on our business.
Any or all of these events could adversely affect the combined company’s ability to maintain relationships with service providers, customers and employees as a result of the Acquisition or realize the anticipated benefits of the Acquisition.
Potential new U.S. tax legislation could materially and adversely affect our effective tax rate.
The U.S. government has proposed significant changes to the taxation of corporations, which may include the following: an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international business activities, and the addition of further limitations on interest deductions. While various proposals are under active consideration, it is unclear at this time what, if any, changes will be enacted and the impact and timing thereof.

Avery Dennison Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule
10b-18(a)(3)
of the Exchange Act) of registered equity securities in the third quarter of 2021 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period (1)	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans (2)(3)	Approximate dollar value of shares that may yet be purchased under the plans (4)
July 4, 2021 – July 31, 2021	75.1	$206.08	75.1	$429.9
August 1, 2021 – August 28, 2021	61.9	215.37	61.9	416.6
August 29, 2021 – October 2, 2021	9.8	215.29	9.8	414.5
Total	146.8	$210.62	146.8	$414.5
(1)	The periods shown are our fiscal periods during the thirteen-week quarter ended October 2, 2021.
(2)	Shares in thousands.
(3)
In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, exclusive of any fees, commissions or other expenses related to such purchases. This Board authorization will remain in effect until shares in the amount authorized thereunder have been repurchased.

(4)	Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

Avery Dennison Corporation

ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of July 27, 2021, by and among Avery Dennison Corporation (the “Company”), CB Velocity Holdings, LLC, Lobo Merger Sub, LLC and Charlesbank Equity Fund VIII, Limited Partnership, as unitholder representative (incorporated by reference to Exhibit 2.1 on Current Report on Form 8-K, filed July 30, 2021)
Exhibit 3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State (incorporated by reference to Exhibit 3.1 on Current Report on Form 8-K, filed April 29, 2011)
Exhibit 3.1(ii)	Amended and Restated Bylaws, effective as of December 7, 2017 (incorporated by reference to Exhibit 3.1(ii) on Current Report on Form 8-K, filed December 8, 2017)
Exhibit 4.1	Seventh Supplemental Indenture between the Company and The Bank of New York Mellon Trust Company, N.A. (the “Bank of New York”), as Trustee, dated as of August 18, 2021 (including Form of 0.850% Senior Notes due 2024 on Exhibit A thereto) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021)
Exhibit 4.2	Eighth Supplemental Indenture between the Company and The Bank of New York, as Trustee, dated as of August 18, 2021 (including Form of 2.250% Senior Notes due 2032 on Exhibit A thereto) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 18, 2021).
Exhibit 10.1	First Amendment, dated August 9, 2021, to the Fifth Amended and Restated Credit Agreement, dated as of February 13, 2020, by and among by and among the Company, the lenders party thereto, the agents party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2021).
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	Inline XBRL Extension Schema Document
Exhibit 101.CAL***	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	Inline XBRL Extension Definition Linkbase Document
Exhibit 104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 inline XBRL document set

*	Filed herewith.
**	Furnished herewith.
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

November 2, 2021