Form 10-K
period 2022-01-01
Avery Dennison Corp
filed 2022-02-23
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022 or
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
of the Act).  Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately
$17.3 billion.
Number of shares of common stock, $1 par value, outstanding as of January 29, 2022, the end of the registrant’s most recent fiscal month: 82,461,259.
The following documents are incorporated by reference into the Parts of this Form
10-K
indicated below:

Document	Incorporated by reference into:
Portions of Annual Report to Shareholders for fiscal year ended January 1, 2022 (filed as Exhibit 13 hereto)	Parts I, II

Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 2 8 , 2022	Parts III, IV

AVERY DENNISON CORPORATION
FISCAL YEAR 2021 ANNUAL REPORT ON FORM
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
We sell other pressure-sensitive materials in converted form as tapes and reflective sheeting. We also manufacture and sell a variety of other converted products and items not involving pressure-sensitive components, such as fasteners, tickets, tags, radio-frequency identification (“RFID”) inlays and tags, imprinting equipment and related solutions, and shelf-edge pricing, productivity and consumer engagement solutions.
Our reportable segments for fiscal year 2021 were:

•	Label and Graphic Materials (“LGM”);

•	Retail Branding and Information Solutions (“RBIS”); and

•	Industrial and Healthcare Materials (“IHM”).
In 2021, our LGM, RBIS and IHM reportable segments made up approximately 65%, 26% and 9%, respectively, of our total net sales.
In 2021, international operations constituted a substantial majority of our business, representing approximately 75% of our net sales. As of January 1, 2022, we operated nearly 200 manufacturing and distribution facilities in over 50 countries.
For information regarding the impacts of the
COVID-19
pandemic on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7).
LGM
LGM manufactures and sells Fasson
®
-, JAC
®
-, and Avery Dennison
®
-brand pressure-sensitive label and packaging materials, Avery Dennison
®
- and Mactac
®
-brand graphics, and Avery Dennison
®
-brand reflective products. LGM’s business tends not to be seasonal, except for certain outdoor graphics and reflective products.
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
A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by press-on
contact. It generally consists of four layers: a face material, which may be paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive from premature contact with other surfaces that can also serve as a carrier for supporting and dispensing individual labels. When the products are to be used, the release coating and protective backing are removed, exposing the adhesive so that the label or other face material may be pressed or rolled into place. Because they are easy to apply without the need for adhesive activation, self-adhesive materials can provide cost savings compared to other materials that require heat- or moisture-activated adhesives, while also offering aesthetic and other advantages over alternative technologies.

Label and packaging materials are sold worldwide to label converters for labeling, decorating and specialty applications in the home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits, and food market segments. When used in package decoration applications, the visual appeal of self-adhesive materials can help increase sales of the products on which the materials are applied. Self-adhesive materials are also used to convey variable information, such as bar codes for mailing or weight and price information for packaged meats and other foods. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials, which can be made into labels of varying sizes and shapes.
Our graphics and reflective products include a variety of films and other products that are sold to the architectural, commercial sign, digital printing and other related market segments. We also sell durable cast and reflective films to the construction, automotive and fleet transportation market segments and reflective films for traffic and safety applications. We provide sign shops, commercial printers and designers a broad range of pressure-sensitive materials that allow them to create impactful and informative brand and decorative graphics. We offer a wide array of pressure-sensitive vinyl and specialty materials designed for digital imaging, screen printing and sign cutting applications.
In LGM, our larger competitors in label and packaging materials include UPM Raflatac, a subsidiary of UPM Corporation; Lintec Corporation; Ritrama SpA, a subsidiary of the Fedrigoni Group; Flexcon Corporation, Inc.; and various regional and local companies. For graphics and reflective products, our largest competitors are 3M Company (“3M”) and the Orafol Group. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products and service programs, distribution capabilities, brand strength and product innovation are the primary advantages in maintaining and further developing our competitive position.
RBIS
RBIS designs, manufactures and sells a wide variety of branding and information solutions to retailers, brand owners, apparel manufacturers, distributors and industrial customers. This segment experiences some seasonality, with higher volume generally in advance of the spring, fall
(back-to-school)
and holiday shipping periods. In recent years, as the apparel industry has moved to more frequent seasonal updates, this segment has experienced less seasonality.
The branding solutions of RBIS include creative services, brand embellishments, graphic tickets, tags, and labels, and sustainable packaging. RBIS’ information solutions include item-level RFID solutions; visibility and loss prevention solutions; price ticketing and marking; care, content, and country of origin compliance solutions; brand protection and security solutions; and Vestcom®-brand shelf-edge solutions. More broadly, our Intelligent Labels platform, a high-value product category that includes our item-level RFID solutions, offers solutions that enable our customers to gain greater visibility into their supply chains, improve inventory accuracy, increase automation and labor efficiency, reduce waste and enhance the consumer experience.
In RBIS, our primary competitors include Checkpoint Systems, Inc., a subsidiary of CCL Industries Inc.;
R-pac
International Corporation; and SML Group Limited. We believe that our global distribution network, reliable service, product quality and consistency, and ability to serve customers consistently with comprehensive solutions close to where they manufacture are the key advantages in maintaining and further developing our competitive position.
IHM
IHM manufactures and sells Fasson
®
-brand and Avery Dennison
®
-brand tapes and other pressure-sensitive adhesive-based materials and converted products, mechanical fasteners and performance polymers. Our pressure-sensitive adhesive-based materials are available in roll form and in a wide range of face materials, sizes, thicknesses and adhesive properties. These materials and converted products are used in non-mechanical
fastening, bonding and sealing systems for various automotive, electronics, building and construction, general industrial, personal care, and medical applications. IHM also manufactures and sells Yongle
®
-brand tapes for wire harnessing and cable wrapping in automotive, electrical and general industrial applications. The mechanical fasteners are primarily precision-extruded and injection-molded plastic devices used in various automotive, general industrial and retail applications.
For industrial and healthcare materials and converted products, IHM’s primary competitors include 3M;
Tesa-SE,
a subsidiary of Beiersdorf AG; Nitto Denko Corporation; and numerous regional and specialty suppliers. For IHM’s fastener products, there are a variety of competitors supplying extruded and injection molded fasteners and fastener attaching equipment. We believe that entry of competitors is limited by technical knowledge and capital requirements, and that our technical expertise, size and scale of operations, broad line of high-quality, cost-effective solutions and product innovation are the most significant advantages in maintaining and further developing our competitive position.

Research, Development and Innovation
As a global leader in materials science, we seek out opportunities in the markets we serve and innovate to develop and introduce new products and solutions. Our years of experience creating solutions for customers and our core capabilities in materials science, engineering and process technology enable us to drive continuous innovation throughout our industries. Our innovation efforts focus on anticipating market and customer needs, and applying technology to address them. Our investment in innovation goes beyond our research and development efforts, with initiatives that aim to accelerate growth, expand margins and ensure customer success by leveraging scalable innovation platforms and delivering sustainability initiatives and cutting-edge technologies.
Many of our new products result from our research and development efforts. These efforts are directed primarily toward developing products and operating techniques and improving productivity, sustainability and product performance, often in close association with our customers or end users. These efforts provide intellectual property that leverages our research and development relating to adhesives, as well as printing and coating technologies, films, release and ink chemistries in LGM and IHM. We focus on research projects related to RFID, external embellishments, and data and digital solutions in RBIS and medical technologies in IHM, in each case for which we have and license a number of patents. Additionally, our research and development efforts include sustainable innovation and design of products that advance the circular economy, reduce materials and waste, use recycled content, and extend product end-of-life or enable product recycling.
Acquisitions and Venture Investments
In addition to our investments to support organic growth, we have pursued complementary and synergistic acquisitions. During 2021, we acquired CB Velocity Holdings, LLC (“Vestcom”), an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies, for $1.47 billion, as well as ZippyYum, LLC (“ZippyYum”), a California-based developer of software products used in the food service and food preparation industries, and JDC Solutions, Inc. (“JDC”), a Tennessee-based manufacturer of pressure-sensitive specialty tapes, for an aggregate of approximately $43 million. During 2021, we also made three venture investments in companies developing innovative technological solutions that we believe have the potential to advance our businesses. For information regarding our acquisitions, see Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements contained in our 2021 Annual Report, which is incorporated herein by reference.
Patents, Trademarks and Licenses
The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, and Fasson. We believe these trademarks are strong in the market segments in which we operate.
Human Capital Resources
Our Global Workforce
With approximately 75% of our 2021 net sales originating outside the U.S. and approximately half of our net sales originating in emerging markets (Asia Pacific, Latin America, Eastern Europe and Middle East/Northern Africa), our employees are located in over 50 countries to best serve our customers. Approximately 84% of our employees at year-end
2021 were located outside the U.S. and approximately 68% were located in emerging markets.
The charts below show our global employee population by region and operational function. Over 21,000 of our approximately 36,000 employees at year-end
2021, representing approximately 58% of our global workforce, were in Asia Pacific, serving our customers in that region. By function, approximately 67% of our global workforce worked in the operations of our manufacturing facilities worldwide or in positions directly supporting them from other locations.

Workforce by Region:
Asia Pacific	58%
North America	20
Europe	17
Latin America	5

Workforce by Function:
Operations	67%
Non-Operations	33

Talent & Development
Attracting, developing and retaining a pool of diverse and highly-skilled talent is critical to our ability to continue achieving sustainable growth. We provide ongoing support and resources to our teams worldwide to ensure that our employees’ skills evolve with our business needs, industry trends and human capital management best practices and enable increased productivity, peak performance and career growth. We have robust talent review and succession planning processes, which define and provide individually targeted development opportunities for our team members. We emphasize on-the-job
development and coaching, and also provide facilitator-led and direct-access on-line
training, special projects and, in some cases, cross-functional or cross-regional work assignments.
Diversity, Equity & Inclusion (DE&I)
Continuously advancing an inclusive culture and equitable practices that enable and empower a diverse workforce is essential to our remaining at the forefront of materials science and manufacturing. In 2021, we leveraged our Regional DE&I Councils, Employee Resource Groups (ERGs) and broader organization, to better understand where we were, our strengths and our opportunities, and from there define where we aspired to be. These efforts included both qualitative and quantitative inputs from across the enterprise, including a formal inclusion assessment survey conducted by an independent third party through which we heard from approximately 15,000 of our employees worldwide, a three-year rolling pipeline analysis focused globally on women and in the US also on Black/African American, Asian and Hispanic/Latinx employees.
After a great deal of organizational exploration, reflection and dialogue, we crafted and deployed our go-forward DE&I strategy. In 2021, females in manager and above roles increased from 34% in 2020 to 35% in 2021. We also introduced a formal, global DE&I infrastructure under the leadership of a global DE&I Director. This team is dedicated to helping advance our efforts around DE&I and guide and support the efforts of our ERGs and Regional DE&I Councils.
ERGs continue to be an integral part of our DE&I strategy. ERGs create opportunities for employees to learn and experience greater belonging. ERGs bring together employees who have shared interests and a common desire to make our company a more open and inclusive workplace. ERGs serve as a sounding board and valuable way for employees to collectively amplify their voices. Our ERGs currently include 24 groups focused on driving inclusion and advancement for women, employees of color, LGBTQ+ employees, veterans and others.
Pay & Benefits
Our compensation philosophy is to offer market-based, competitive wages and benefits in all markets where we compete for talent – all of our employees were paid at least the applicable legal minimum wage, and 96% of our employees were paid above the applicable legal minimum wage at year-end
2021. Pay is positioned around the market median, with variances based on knowledge, skills, years of experience and performance. In addition to base wages, our compensation and benefit programs — which vary by region, country and business unit — include short-term incentives, long-term incentives (e.g., cash- or stock-based awards), employee savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work arrangements, and employee assistance programs. We regularly evaluate pay equity, making adjustments where needed. In 2020, we expanded our review to include race/ethnicity in addition to gender, and in 2021, increased the scope to include non-managerial professional employees as well as shop floor employees in the U.S.
Workforce Health & Safety
Safety is one of our highest priorities and we work hard to ensure our manufacturing facilities, distribution centers and administrative offices focus on safety, so that anyone working in or visiting one of our locations feels and remains safe from injury. Our global Recordable Incident Rate of 0.21 in 2021 was significantly lower than the Occupational Safety and Health Administration manufacturing industry average of 3.1 in 2020 (the most recent available industry average).
Employee Engagement
Because we believe that an engaged workforce is a more innovative, productive and satisfied workforce, promoting retention and minimizing employee turnover, we annually conduct a global employee engagement survey. Our business and functional teams use the results of our survey to identify and implement actions to address potential opportunities for improvement. While employee engagement is the result of many factors, we believe strong, encouraging and open leadership, as well as a continued effort to foster a collaborative, supportive culture, leads to strong workforce engagement. We want all our employees to strive to be their best and to feel that they have the support necessary to deliver exceptional results for themselves and our company.
Manufacturing and Environmental Matters
We use various raw materials – primarily paper, plastic films and resins, as well as specialty chemicals purchased from various commercial and industrial sources – that are subject to price fluctuations. Although shortages can occur from time to time, these raw materials are generally available. In 2021, while our supply chains were tight, we worked to actively manage through a dynamic supply and demand environment in which demand across the majority of our businesses and regions was strong while raw material, freight and labor availability was constrained.
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
For information regarding our potential responsibility for cleanup costs at certain hazardous waste sites, see Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements contained in our 2021 Annual Report, which is incorporated herein by reference.
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
Our operations largely recovered in 2021 from the prior-year impact of the COVID-19 pandemic, with higher volume across our businesses. Uncertainty surrounding the global health crisis remained elevated in 2021 as many parts of the world experienced an increased number of COVID-19 cases at some point during the year. The greatest impact to our company was in Southeast Asia, particularly in our RBIS reportable segment.
We worked to actively manage through a dynamic supply and demand environment in which demand across the majority of our businesses and regions was strong while raw material, freight and labor availability was constrained. Inflation was persistent and we implemented pricing and material re-engineering actions to offset higher costs. We also leveraged our global scale, working closely with our customers and suppliers to minimize disruptions and demonstrating agility and preparedness through robust scenario planning.
We are unable to predict the full impact that
COVID-19
will have on our business in 2022 due to numerous uncertainties, including the duration and severity of the pandemic, the impact of the spread of new and existing variants of the virus, the availability, adoption and effectiveness of vaccines and treatments, and containment measures and the related macroeconomic impacts. We continue to manage this dynamic environment and regularly update our scenario planning to reflect the continuously evolving aspects of the pandemic.
We cannot predict the impact of COVID-19 on our customers, suppliers, vendors, and other business partners, including our financing sources, and how these impacts will affect our business.
COVID-19 has affected and is likely to continue affecting our customers, suppliers, vendors, and other business partners, but we are not able to predict the ultimate consequences that will result. Delays in production or delivery of components or raw materials in our global supply chain, or the cost and ability to transport those components or materials or our finished goods, due to restrictions imposed to limit the spread of COVID-19 have delayed and could further delay or inhibit our ability to obtain supply of components and materials to deliver finished goods to customers, with these impacts and the higher cost of freight also increasing our costs. While we have mitigated some of this impact by raising prices, continued increases in pricing to combat inflation could result in loss of customers to other suppliers, reduction of our market share and material and adverse impact to our business. While supply chain constraints and raw material availability had a significant impact on our teams and industries during fiscal year 2021, they did not have a significant adverse impact on our financial results due to our implementation of mitigation strategies. If conditions continue to worsen or last for an extended period of time, or if inflation remains persistent, our supply chains could be materially adversely affected. If our sales channels were to become substantially impacted for an extended period of time, our business could be materially adversely affected. In the first quarter of 2020, our ability to access the commercial paper market was disrupted as a result of the pandemic and we drew down $500 million from our revolving credit facility, which we repaid in the second quarter of 2020. If commercial paper markets or our ability to draw under our $800 million revolving credit facility were to become disrupted in the future due to the impact of COVID-19 on our customers, suppliers, vendors, and other business partners, our liquidity could be impacted which could materially adversely affect our business.
The ability of our employees to work has been and may continue to be significantly impacted by
COVID-19.
Our employees have been significantly impacted by
COVID-19.
Our office and management personnel in certain countries have generally worked from home since March 2020, and some of our employees engaged in manufacturing, production and distribution facilities have been at times restricted by governmental orders from coming to work. We have experienced, and may experience in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate. The safety and well-being of our employees has been and continues to be our top priority. We have taken steps to ensure employee safety, quickly implementing world-class safety protocols and continuing to adapt our guidelines as the pandemic continues to evolve and we may need to implement further precautionary measures to help minimize the risk of our workforce being exposed to
COVID-19,
including securing supplies for our facilities and providing personal protective equipment for our employees. Where appropriate, we may take further actions required by international, federal, state or local authorities or that we determine are in the best interests of our employees, customers, shareholders and communities. The pandemic has already constrained the labor market, with certain individuals electing to leave their current positions or the workforce entirely (commonly referred to as the “great resignation”) and both prospective and current employees more actively seeking higher compensation and benefits in what has become known as the “war for talent.” Further, our management team is focused on mitigating the economic effects of
COVID-19,
which required and will continue to require a large investment of time and resources across our entire company, diverting attention from other priorities. If these conditions worsen, or last for an extended period of time, or there is a disruption in the technology we use to operate remotely, our ability to manage our business may be impaired and operational, cybersecurity and other risks may be elevated.
Risk Related to Our International Operations
The demand for our products is impacted by the effects of, and changes in, worldwide economic, social, political and market conditions, which could have a material adverse effect on our business.
We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products. In 2021, approximately 75% of our net sales were from international operations.
Macroeconomic developments such as impacts from
COVID-19,
inflation, raw material, freight and labor availability, slower growth in the geographic regions in which we operate and uncertainty in the global credit or financial markets leading to a loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades and fluctuations in foreign currency exchange rates.
While we saw the ease of trade tensions between the U.S. and some of its trading partners such as the EU and Japan, we continue to face uncertainty from trade relations between the U.S. and China. Over the past few years, the U.S. government has imposed additional tariffs on products imported into the U.S. from China. This has resulted in reciprocal tariffs on goods imported from the U.S. into China. The impacts on our operations to date have not been significant. There remains risk that our business could be significantly impacted if additional tariffs or other restrictions are imposed on products. Any of these actions or further developments in international trade relations could have a material adverse effect on our business.
In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as civil, political and economic disturbances in places such as the U.S., Russia, Ukraine, Afghanistan, Syria, Iraq, Iran, Turkey, North Korea, and Hong Kong and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have a material adverse effect on our business. We are not able to predict the duration and severity of adverse economic, social, political or market conditions in the U.S. or other countries.
Foreign currency exchange rates, and fluctuations in those rates, may materially adversely affect our business.
The substantial majority of our net sales in 2021 was in foreign currencies. Fluctuations in currencies, such as those associated with the euro and Chinese yuan in 2021, which had a favorable impact for this year, can be unfavorable and result in a variety of negative effects, including lower net sales, increased costs, lower gross margin percentages, increased allowance for credit losses and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangible assets. Foreign currency translation increased our net sales in 2021 by approximately $201 million. Margins on sales of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.

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
Our strategy includes increased growth in emerging markets, including China, which could create greater exposure to unstable political conditions, civil unrest, economic volatility, contagious disease and other risks applicable to international operations.
A significant amount of our net sales – approximately half of our net sales in 2021 – originated in emerging markets, including countries in Asia Pacific, Latin America and Eastern Europe. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results have and can fluctuate significantly based on economic conditions in these regions. Our business operations have been and may be adversely affected by the current and future political environment in China, including as a result of its response to tariffs instituted by the U.S. government on goods imported from China, tariffs imposed by China on U.S. goods, more active use of economic sanctions and export control restrictions, any trade agreements entered into between the U.S. and China, and increasing tensions as a result of the two countries’ relationships with Hong Kong and Taiwan. Our ability to operate in China or other emerging markets may be adversely affected by changes in the laws and regulations of these jurisdictions or the interpretation thereof, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, foreign currency conversion, the regulation of private enterprises and other matters.
In early 2020, in response to the initial outbreak of
COVID-19,
many of our manufacturing and other operations in China experienced limited production and/or closure; as the outbreak spread beyond this region, our facilities in other countries were similarly impacted, most significantly in South Asia in late 2020. In 2021, with the spread of the Delta variant mid-year, we experienced intermittent closures in Southeast Asia, particularly in our RBIS reportable segment. All of our manufacturing facilities are currently open, but, many of our employees are still unable to travel easily within and outside their countries. The pandemic and any other adverse development in emerging markets could have a material adverse effect on our business.
There have been and could be further disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results. Overall, COVID-19 had a negative impact on our consolidated financial results in 2020, most significantly in our RBIS and IHM reportable segments; its direct impact on our operations in 2021 was more modest. The extent to which the pandemic will continue to impact our financial results is dependent on future developments, which are uncertain and unpredictable.
COVID-19
has adversely affected the economies and financial markets in virtually all countries, and further escalation of the pandemic could lead to a more significant economic downturn that could adversely affect demand for our products and negatively impact our business.
If we are unable to successfully expand our business in emerging markets or achieve the return on capital we expect as a result of our investments in these countries, our financial performance could be materially adversely affected. In addition to the risks applicable to our international operations, factors that could have a material adverse effect on our operations in these emerging markets include the less established or reliable legal systems and possible disruptions due to unstable political conditions, civil unrest or economic volatility. These factors could have a material adverse effect on our business by decreasing consumer purchasing power, reducing demand for our products or increasing our costs.
Our operations and activities outside of the U.S. may subject us to risks different from and potentially greater than those associated with our domestic operations.
A substantial portion of our employees and assets are located outside of the U.S. and, in 2021, approximately 75% of our sales was generated outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face with respect to our domestic operations; changes in foreign political, regulatory and economic conditions, including nationally, regionally and locally; material adverse effects of changes in exchange rates for foreign currencies; inflation; reduced protection of intellectual property rights; laws and regulations impacting the ability to repatriate foreign earnings; challenges of complying with a wide variety of foreign laws and regulations, including those relating to sales, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to regulate our international operations and monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, such as the UK’s Bribery Act of 2010; differences in lending practices; challenges with complying with applicable export and import control laws and regulations; and differences in language, culture and time zone.
Uncertainty remains as to how the exit of the United Kingdom (“UK”) from the European Union (“EU”) (commonly known as “Brexit”) will affect the legal and regulatory environment in the European Union and the UK, as well as whether other countries in the European Union may approve similar measures and cause further uncertainty in the region. The post-Brexit UK-EU relationship is under strain, with differences in terms of Northern Ireland and the border and immigration arrangements between the two. A prolonged, acrimonious process, compounded by the pandemic and its economic fallout, could weaken the continent as a whole as other powers, notably China and Russia, become increasingly assertive. While our operations in the UK are relatively small, we have operations in many countries in the European Union; as a result, the realization of any of these risks or the failure to comply with any laws or regulations in the European Union or the UK could expose us to liabilities and have a material adverse effect on our business.
Risks Related to Our Business
As a manufacturer, our sales and profitability depend upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or offset increases in raw material and labor costs. Raw material and freight cost increases have impacted our business and could materially adversely affect our business.
The availability of raw materials used in our businesses became constrained in 2021, which could continue to present challenges and lead to volatility, impacting availability and pricing. Additionally, energy costs increased in 2021 and can also be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor, freight and energy were significant in 2021. During the year, we implemented targeted price increases across our businesses and regions to address raw material and freight inflation. If inflation remains persistent in 2022, we may have to implement similar pricing measures. Our performance depends in part on our ability to offset cost increases for raw materials by raising our sales prices or re-engineering our products.
It is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. In 2021, we experienced supply chain interruptions due to natural and other disasters, which are becoming more frequent due to the impacts from climate change, or other events, such as COVID-19. Any such continued or prolonged disruption to our supply chain could have a material adverse effect on our sales and profitability, and any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business.
We are affected by changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences. If we do not compete effectively or respond appropriately to these changes, it could reduce market demand, or we could lose market share or be forced to reduce selling prices to maintain market share, any of which could materially adversely affect our business.
We are at risk that existing or new competitors, which include some of our customers, distributors, and suppliers, will expand in our key market segments or develop new technologies, enhancing their competitive position relative to ours. Competitors also may be able to offer additional products, services, lower prices or other incentives that we cannot or would not offer or that would make our products less profitable. There can be no assurance that we will be able to compete successfully against current or future competitors or new technologies.
We also are at risk to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price increases, changes in our customer incentive programs, or changes in the customer’s ability to achieve incentive targets. Changes in customers’ preferences for our products can also affect demand for our products and a decline in demand for our products could have a material adverse effect on our business.
We are affected by changes in our markets due to environmental standards. If we do not respond appropriately to these changes, it could negatively impact
market demand,
market share and pricing,
any of
which could materially adversely affect our business.

A substantial amount of our label materials are sold for use in plastic packaging in the food, beverage, and home and personal care market segments. In recent years, there has been an accelerated focus on sustainability and transparency in reporting, with greater concern regarding climate change and single-use plastics, corporate commitments and increasing stakeholder expectations regarding the reuse and recyclability of plastic packaging and recycled content, and increased regulation across multiple geographies regarding the collection, recycling and use of recycled content. We are at risk that changes in consumer preferences or laws and regulations related to the use of plastics could reduce demand for our products. We have established strategic innovation platforms focused on material circularity and waste elimination/reduction to develop products and solutions that advance the circular economy and address the need for increased recyclability of plastic packaging, in collaboration with our customers and the businesses in our supply chain. These efforts may result in additional costs and there can be no assurance that they will be successful, and a significant reduction in the use of plastic packaging could materially adversely affect demand for our products.
The scientific consensus is that the emission of greenhouse gases (“GHG”) is altering the composition of our atmosphere in ways that are adversely affecting global climate. Concern regarding climate change has led and is likely to continue to lead to increasing demands by legislators and regulators, customers, consumers, investors and non-governmental organizations for companies to reduce their GHG emissions. In 2015, we set a goal to achieve at least a 3% absolute reduction in our GHG emissions year-over-year and at least a 26% absolute reduction, compared to our 2015 baseline, by 2025; we have already exceeded this overall goal. As part of our more ambitious 2030 sustainability goals announced in the first quarter of 2021, we are aiming to reduce our Scope 1 and 2 GHG emissions by 70% compared to our 2015 baseline and work with our supply chain to reduce Scope 3 GHG emissions by 30% against our 2018 baseline, in each case by 2030, with an ambition to be net zero by 2050. We could face risks to our reputation, investor confidence and market share if we are unable to continue reducing our GHG emissions. Increased raw material costs, such as fuel and electricity, and compliance-related costs could also impact customer demand for our products. The potential impact of climate change on our business is uncertain, as it will depend on the limits imposed by, and timing of, new or stricter laws and regulations, more stringent environmental standards and expectations, and evolving customer and consumer preferences, but it could increase our costs and have a material adverse effect on our business.
We have recently acquired companies and are likely to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and employees.
To grow existing businesses and expand into new areas, we have made acquisitions and are likely to continue doing so. In 2021, we acquired Vestcom, an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies, for $1.47 billion, as well as ZippyYum, a California-based developer of software products used in the food service and food preparation industries, and JDC, a Tennessee-based manufacturer of pressure-sensitive specialty tapes, for an aggregate of approximately $43 million. In 2020, we completed our acquisitions of Smartrac’s Transponder (RFID Inlay) Division, a manufacturer of RFID products, for approximately $255 million; ACPO, Ltd. (“ACPO”), an Ohio-based manufacturer of self-wound (linerless) pressure-sensitive overlaminate products, for approximately $88 million. The success of any acquisition depends, in part, on the ability of the combined company to realize the anticipated benefits from combining our businesses. Realizing these benefits depends, in part, on maintaining adequate focus on executing the business strategies of the combined company as well as the successful integration of assets, operations, functions and personnel. We continue to evaluate potential acquisition targets and ensure we have a robust pipeline of potential opportunities.
Various risks, uncertainties and costs are associated with acquisitions. Effective integration of systems, controls, employees, product lines, market segments, customers, suppliers and production facilities and cost savings can be difficult to achieve and the results of integration activities can be uncertain. While we have not experienced issues with our acquisitions to date, including our recent acquisition of Vestcom, if management of our combined company is unable to continue minimizing the potential disruption of the combined company’s ongoing business during the integration process, the anticipated benefits of any acquisition may not be fully realized. In addition, the inability to successfully manage the implementation of appropriate systems, policies, benefits and compliance programs for the combined company could have a material adverse effect on our business. We may not be able to retain key employees of an acquired company or successfully execute integration strategies and achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and that of the acquired company may suffer due to uncertainty or diversion of management attention. Future acquisitions could result in increased debt, dilution, liabilities, interest expense, restructuring charges and amortization expenses related to intangible assets. There can be no assurance that acquisitions will be successful and contribute to our profitability. Further, we may not be able to identify value-accretive acquisition targets that support our strategy of expanding our position in high value product categories or execute additional acquisitions in the future.
A significant consolidation of our customer base could negatively impact our business.
A significant consolidation of our customer base could negatively impact our business. Some converter customers served by our LGM reportable segment have consolidated and integrated vertically and some of our largest customers have acquired companies with similar or complementary product lines. This broad industry consolidation has accelerated, and could continue to increase the concentration of our business with our largest customers. Further consolidation may be accompanied by pressure from customers for lower prices. While we have been generally successful at managing customer consolidations in the past, increased pricing pressures from our customers could have a material adverse effect on our business.
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
There are occasions when we experience product quality issues resulting from defective materials, manufacturing, packaging or design. These issues are often discovered before shipping, causing delays in shipping, delays in the manufacturing process, and occasionally cancelled orders. When issues are discovered after shipment, they may result in additional shipping costs, discounts, refunds or loss of future sales. Both pre-shipping
and post-shipping quality issues could have material adverse effects on our business and negatively impact our reputation.
Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments and penalties that could have a material adverse effect on our business, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace and the value of our brands. We also could be required to recall and possibly discontinue the sale of potentially defective or unsafe products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, product liability claims are subject to a deductible or may not be covered under the terms of the policy.
Changes in our business strategies may increase our costs and could affect the profitability of our businesses.
As our business environment changes, we have adjusted and may need to further adjust our business strategies or restructure our operations or particular businesses. In 2021, we expended approximately $14 million for restructuring actions, significantly lower than in 2020 when we accelerated our restructuring activities. In 2020, we implemented restructuring and investment actions across our businesses designed to increase profitability, with the reduction of positions and assets at numerous locations across our company, which primarily included actions in LGM and RBIS. The actions in LGM were primarily associated with the consolidations of operations in North America and its graphics business in Europe, in part in response to
COVID-19.
The actions in RBIS primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to
COVID-19.
In 2020, we also reduced costs across our company in response to COVID-19, approximately $135 million of which were temporary and largely returned in 2021 as markets recovered. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or could prove unprofitable. We cannot provide assurance that we will achieve the intended results of any of our business strategies, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.

If we are unable to develop and successfully market new products and applications, we could compromise our competitive position.
The timely introduction of new products and improvements to current products helps determine our success. Many of our current products are the result of our research and development efforts, for which we expensed $137 million in 2021. These efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in LGM and IHM. We focus on research projects related to RFID and external embellishments in RBIS and medical technologies in IHM, for which we have and license a number of patents. Additionally, our research and development efforts include sustainable innovation and design of products that increase the use of recycled content, reduce waste, extend life or enable recycling.    Research and development is complex and uncertain, requiring innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or end users or we could suffer delays in the production or launch of new products that may not lead to the recovery of our research and development expenditures and, as a result, could compromise our competitive position.
Misassessment of our infrastructure needs could have a material adverse effect on our business.
We recently increased our pace of capital investment to support our long-term growth and margin expansion plans, with $272.1 million in capital expenditures, including fixed assets and information technology, in 2021. We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate. In recent years, we expanded LGM’s manufacturing facilities located in emerging markets and a location in Indiana; moved our RBIS Vietnam business into a new, expanded facility; closed an LGM facility in Germany and consolidated those operations with operations in Luxembourg and Belgium; and made additional investments in capacity to support growth in our U.S. graphics business, our label and packaging materials businesses in Luxembourg and Ohio, and in both capacity and business development globally for our Intelligent Labels RFID platform. We also transferred IHM’s European medical capacity from Belgium to Ireland. In addition, we added capacity through our acquisitions of Smartrac, ACPO, JDC, ZippyYum and Vestcom. Infrastructure investments, which are long-term in nature, may not generate the expected return due to changes in the marketplace, failures in execution, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.
Our profitability may be materially adversely affected if we generate less productivity improvement than projected.
We engage in restructuring actions intended to reduce our costs and increase efficiencies across our business segments. We intend to continue efforts to reduce costs in all our businesses, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. The consolidation LGM’s operations in North America and its graphics business in Europe, the global headcount and footprint reduction in RBIS and the temporary cost saving actions we implemented in 2020 to mitigate the impact of the downturn caused by COVID-19 are examples of these activities. We had incremental savings from restructuring actions, net of transition costs, of approximately $65 million in fiscal year 2021. The success of these efforts is not assured and targeted savings may not be realized. In addition, cost reduction actions can result in restructuring charges and could expose us to production risk, loss of sales and employee turnover.
Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.
Although we have processes to administer credit granted to customers and believe our allowance for credit losses is adequate, we have increased our allowance when determined to be appropriate due to, for example, the continued impact of COVID-19 and related supply chain challenges, issues with raw material, freight and labor availability, and persistent inflation, and in the future may experience losses as a result of our inability to collect some of our accounts receivable. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments were to occur, our inability to collect on our accounts receivable from customers could substantially reduce our cash flows and income and have a material adverse effect on our business.

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
Potential new U.S. tax legislation could materially adversely affect our effective tax rate.
The U.S. government has proposed significant changes to the taxation of corporations, which may include an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international business activities, and the addition of further limitations on interest deductions. While various proposals are under consideration it is unclear at this time, what, if any changes will be enacted. The impact and timing of these potential changes are uncertain and may materially adversely impact our effective tax rate.
The enactment of legislation implementing changes in taxation of international business activities, adoption of other corporate tax reform policies, or other changes in tax legislation or policies could materially adversely impact our business.
Corporate tax reform, prevention of base-erosion and tax transparency continue to be high priorities for many tax jurisdictions worldwide. As a result, policies regarding corporate income and other taxes are under heightened scrutiny globally, while tax reform legislation has been proposed or enacted in a number of jurisdictions.
In addition, many countries have enacted, or plan to enact, legislation and other guidance to align their international tax rules with the Organisation for Economic
Co-operation
and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) recommendations and action plans, which aim to standardize and modernize global corporate tax policy, with changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. Moreover, the OECD Inclusive Framework (“IF”) on BEPS recently released a series of statements indicating that agreement was reached by nearly all IF members on a two-pillar solution to address the tax challenges arising from the digitalization of the economy and providing an aggressive timeline for implementation. As a result of heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities or legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.
Due to the large scale of our international business activities, any substantial change in international corporate tax policies, enforcement activities or legislative initiatives could have a material adverse effect on the amount of taxes we pay and our business generally.
Our inability to retain or renew certain tax incentives in foreign jurisdictions could materially adversely affect our effective tax rate.
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
We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our global business. Like other information technology systems, ours is susceptible to a number of risks including, but not limited to, damage or interruptions resulting from obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, ransomware or other malicious attacks and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. For example, we have invested in information technology to upgrade the systems in both our LGM North America business and RBIS reportable segment to drive efficiency and supply chain productivity. Processes affected by these implementations included, among other things, order management, pricing, shipping, purchasing, supply chain and financial reporting. We have implemented measures to mitigate our risk related to system and network disruptions, but if a disruption were to occur, we could incur significant losses and remediation costs that could have a material adverse effect on our business. Additionally, we rely on services provided by third-party vendors for certain information technology processes, including system infrastructure management, application management, and software as service. While we have further matured our cybersecurity due diligence process in 2021, this reliance on third parties makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.
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
We perform cybersecurity due diligence and mitigate identified risks during our M&A diligence process. While we have a defined process, which we believe has substantially mitigated the risks related to acquired companies, there is still a risk that one of our recent acquisitions or a future acquisition target may experience an incident that could lead to a breach before risks are able to be mitigated.
Any such breach or attack could compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any access, disclosure or loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, impair our ability to conduct business, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, may limit our ability to fully recover these losses. If personal information of our customers or employees were to be misappropriated, we could incur costs to compensate our customers or employees or pay damages or fines as a result of litigation or regulatory actions and our reputation with our customers and employees could be injured, resulting in loss of business or decline in morale. Data privacy legislation and regulation have been increasing in recent years – including, for example, the General Data Protection Regulation in the EU, the Cyber Security Law in China, the General Data Protection Law in Brazil and the state of California’s Consumer Privacy Act of 2018 – and although we have made reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action in the event of an incident.
Although we have experienced some security incidents that did not have a significant or material adverse effect on our business, this may not be the case in the future. We have taken many steps to further improve the security of our networks and computer systems, including conducting employee security awareness training and phishing exercises to protect against social engineering and inadvertent or intentional disclosure of data; implementing multi-factor authentication, adopting a zero trust architecture and strategy, accessing our backups for ransomware resiliency, and advanced malware detection measures; upgrading legacy information technology systems to simplify and standardize business processes and applications; continuously improving information technology project and portfolio management discipline, using metrics and reviews and implementing appropriate mitigation measures; establishing a data loss prevention framework to better identify and protect our critical data; conducting third party penetration testing to assess the effectiveness of our cybersecurity, network and site access controls; removing USB drive access across our company; and improving our capabilities based on threat intelligence and the publicized incidents experienced by other companies, as well as ones that we have experienced despite their minimal operational or financial impact to date. We regularly review the effectiveness of our cybersecurity preparedness program using an industry standard cybersecurity framework and best practices (e.g., ISO27000, NIST 800). Despite these and other mitigation efforts, cyber risk and ransomware attacks on companies continue to significantly increase and there can be no assurance that we have fully protected our information, that third parties to whom we have disclosed such information or with whom we have stored such information (in data centers and on the cloud) are taking similar precautions, or that we will not experience future hacking or intrusion attempts that could have a material adverse effect on our business.
Risks Related to Human Capital
For us to remain competitive, it is important to recruit and retain our key management and highly-skilled employees. We also utilize various outsourcing arrangements for certain services, and related delays, resource availability, or errors by these service providers may lead to increased costs or disruption in our business.
There is significant competition to recruit and retain key management and highly-skilled employees. In particular, due to our expansion to additional geographies and ongoing productivity efforts and recent employee restructuring actions, it may be difficult for us to recruit and retain sufficient numbers of highly-skilled employees. We may also be unable to recruit and retain key management and highly-skilled employees if we do not offer market-competitive employment and compensation terms. If we fail to recruit or retain our key management or sufficient numbers of highly-skilled employees, we could experience disruption in our businesses and difficulties managing our operations and implementing our business strategy. Further, if we are unable to timely and effectively advance our DE&I strategy, it could impact our ability to recruit and retain talent, resulting in a material adverse effect on our business.
Executive succession planning is also important to our long-term success. We experienced several recent key management changes, including promotions of long-serving and experienced leaders to the positions of RBIS Apparel Solutions Vice President/General Manager and IHM Vice President/General Manager in early 2022 and

Chief Human Resources Officer and Chief Legal Officer in 2020. While we believe we have appropriate leadership development programs and succession plans in place, any failure to ensure effective transfer of knowledge and smooth transitions involving our key management or other highly-skilled employees could hinder our strategic planning and execution.
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
At January 1, 2022, we had approximately $3.10 billion of debt. Our overall level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing. Higher debt levels could negatively impact our ability to meet other business needs and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates we pay. A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets and increase our borrowing costs. If our access to commercial paper markets were to become limited, as they were in March 2020 as a result of
COVID-19,
and we were required to obtain short-term funding under our revolving credit facility or our other credit facilities, we would face increased exposure to variable interest rates.
An increase in interest rates could have a material adverse effect on our business.
In 2021, our average variable-rate borrowings were approximately $177 million. Increases in short-term interest rates would directly impact the amount of interest we pay. Fluctuations in interest rates can increase borrowing costs and have a material adverse effect on our business.
In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. As of January 1, 2022 the U.S. Federal Reserve’s benchmark interest rate was between 0% and 0.25%. The Federal Reserve has indicated that it will begin raising interest rates as early as March 2022, with additional increases possible later in the year. If this occurs, long-term interest rates will rise and our borrowing costs will increase. Such a transition may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness, and negatively impact our stock price.
The discontinuation of the London Interbank Offered Rate (“LIBOR”) may adversely affect our borrowing costs.
As of January 1, 2022, approximately $313 million of our outstanding indebtedness bears interest at variable interest rates, none of which is based on LIBOR; however, our revolving credit facility is based on LIBOR. In March 2021, the U.K. Financial Conduct Authority announced that it will no longer require panel banks to submit quotes for

LIBOR settings other than overnight and 12-month U.S. dollar LIBOR after December 31, 2021, and will no longer require panel banks to submit quotes for any U.S. dollar LIBOR settings after June 30, 2023. Although we do not believe the risk to be significant for us, the replacement rate for LIBOR in our revolving credit facility could cause our borrowing costs to increase.
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
Changes in our stock price may, among other things, affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements and our effective tax rate. Our stock price, which increased significantly in 2019, 2020 and 2021 but declined in early 2022, is influenced by changes in the overall stock market and demand for equity securities in general, as seen in both 2020 and 2021, due in part to the impact of
COVID-19.
Other factors, including our financial performance on an absolute basis and relative to our peers and competitors, as well as market expectations of our performance, the level of perceived growth of our industries, and other company-specific factors, can also materially adversely affect our stock price. There can be no assurance that our stock price will not experience significant variability in the future.
We cannot guarantee that we will continue to repurchase shares of our common stock or pay dividends on our common stock or that repurchases will enhance long-term stockholder value. Changes in our levels of stock repurchases or dividends could affect our stock price and significantly increase its variability.
In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, in addition to the amount of shares that were available for repurchase under a previous authorization. As of January 1, 2022, shares of our common stock in the aggregate amount of $359.6 million remained authorized for repurchase under this Board authorization. In 2021, we repurchased .9 million shares of our common stock at an aggregate cost of $180.9 million. Share repurchases under our repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our share repurchase authorizations do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period. The timing and amount of repurchases, if any, are subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
Although we increased our quarterly dividend rate by approximately 10% in April 2021, there can be no assurance that we will maintain this increased rate. Future dividends are subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends could be suspended or discontinued at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
In addition, any future repurchases of our common stock or payment of dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and significantly increase its variability. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of our common stock or payment of dividends could impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.
Risks Related to Legal and Regulatory Matters
Infringing intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property could harm our ability to compete or grow.
Because our products involve complex technology and chemistry, we are involved from time to time in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. We are currently party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products infringed on its patent. We recorded a contingent liability related to this matter in the second quarter of 2021 in the amount of $26.6 million based on a jury verdict issued on May 14, 2021. For more information on this litigation, see Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements contained in our 2021 Annual Report. If we are ultimately held liable in the Adasa matter or are held liable for infringement in other matters, we could be required to pay damages, obtain licenses or cease making or selling certain products. There can be no assurance that licenses would be available on commercially reasonable terms or at all. The defense of these claims, whether or not meritorious, or the development of new technologies could cause us to incur significant costs and divert the attention of management.
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
There can be no assurance that any outcome of any litigation, investigation or other legal, environmental, compliance and regulatory matter will be favorable. Our financial results could be materially adversely affected by an unfavorable outcome to pending or future litigation and investigations, and other legal, regulatory, environmental and compliance matters. See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements contained in our 2021 Annual Report for more information.
We are required to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these laws and regulations could have a material adverse effect on our business.
We are required to comply with the anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the UK’s Bribery Act of 2010. If we fail to comply with anti-corruption laws, we could be subject to substantial civil and criminal penalties, including fines, monetary damages and incarceration for responsible employees and managers. In addition, if our distributors or agents fail to comply with these laws, our business may also be materially adversely affected through reputational harm and penalties.

We are required to comply with environmental, health, and safety laws at our operations around the world. The costs of complying with these laws could materially adversely affect our business.
We are subject to national, state, provincial and/or local environmental, health, and safety laws and regulations in the U.S. and other countries in which we operate, including those related to the disposal of hazardous waste and GHG emissions from our manufacturing processes. These laws impose liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. These laws are often unclear and subject to the discretion of the enforcing authorities. Any failure to comply with existing and future environmental, health and safety laws could subject us to fees, penalties, costs or liabilities, impact our production capabilities, limit our ability to sell, expand or acquire facilities, and have a material adverse effect on our business. Laws and regulations related to the environment, product content and product safety are complex, change often, and can be open to different interpretations. In addition, we could be materially and adversely impacted by any environmental or product safety enforcement action affecting our suppliers, particularly in emerging markets.
We have accrued liabilities for the environmental
clean-up
of certain sites, including the twelve sites for which U.S. governmental agencies have designated us as a potentially responsible party as of our 2021 fiscal year-end,
where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements contained in our 2021 Annual Report for more information. However, because of the uncertainties associated with environmental assessment and remediation activities, the actual expense to remediate currently identified sites and other sites that could be identified for cleanup in the future could be higher than the liabilities accrued.
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
Changes in the value of our pension assets, which was approximately $875 million as of January 1, 2022, could materially adversely affect our earnings and cash flows. In particular, the value of our investments may decline due to increases in interest rates or volatility in the financial markets. In addition, we may take actions to reduce the financial volatility associated with our pension liabilities, which could result in charges in the nearer term. As such, we continuously evaluate options to better manage the volatility associated with our pension liabilities. Although we mitigate these risks by investing in high quality securities, ensuring adequate diversification of our investment portfolio and monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline. In September 2018, we terminated the Avery Dennison Pension Plan, a U.S. pension plan, and completed the settlement of the plan’s obligations in 2019. This settlement resulted in approximately $444 million of pretax charges in 2019, partially offset by related tax benefits of approximately $179 million. See Note 6, “Pension and Other Postretirement Benefits,” in the Notes to the Consolidated Financial Statements contained in our 2021 Annual Report for more information.
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
Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment annually (or more frequently if impairment indicators are present). As of January 1, 2022, the carrying value of our goodwill was $1.88 billion. In 2021, we determined that the goodwill of our reporting units was not impaired. We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated primarily using an income approach based on the present value of projected future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events could result in goodwill impairment charges in the future. Impairment charges could substantially affect our business in the periods in which they are made.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of January 1, 2022, we operated manufacturing facilities in excess of 100,000 square feet in the reportable segments and locations listed below.
LGM

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

RBIS

Domestic	New Century, Kansas and Miamisburg, Ohio
Foreign	Dhaka, Bangladesh; Nansha, Panyu, and Suzhou, China; Bufalo, Honduras; Ancarano, Italy; Kulim, Malaysia; and Long An Province, Vietnam
IHM

Domestic	Painesville, Ohio
Foreign	Turnhout, Belgium; Longford, Ireland; and Kunshan, Shanghai, and Zhuozhou, China
In addition to the manufacturing facilities described above, our other principal facilities include our corporate headquarters in Glendale, California and our divisional offices located in Mentor, Ohio; Hong Kong and Kunshan, China; and Oegstgeest, the Netherlands.
We own all of the principal properties identified above, except for the facilities in the following locations, which are leased: Glendale, California; Hong Kong, Panyu and Zhuozhou, China; Bufalo, Honduras; Kibbutz Hanita, Israel; New Century, Kansas; Mentor, Ohio; and Oegstgeest, the Netherlands.
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
See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements contained in our 2021 Annual Report for more information, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common stock is listed under the ticker symbol “AVY” on the New York Stock Exchange. We did not sell securities in any unregistered transactions during the fourth quarter of 2021.
We had 3,952 shareholders of record as of January 1, 2022, the last day of our fiscal year 2021.
The disclosure in our 2021 Annual Report under “Stockholder Return Performance” is incorporated herein by reference.

(b)	Not applicable.

(c)	Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule
10b-18(a)(3)
of the Exchange Act) of registered equity securities in the fourth quarter of 2021 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period (1)	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans (2)(3)	Approximate dollar value of shares that may yet be purchased under the plans (4)
October 3, 2021 – October 30, 2021	44.3	$208.62	44.3	$405.3
October 31, 2021 – November 27, 2021	25.6	218.77	25.6	399.7
November 28, 2021 – January 1, 2022	192.0	208.76	192.0	359.6
Total	261.9	$209.71	261.9	$359.6
(1)	The periods shown are our fiscal periods during the thirteen-week quarter ended January 1, 2022.
(2)	Shares in thousands.
(3)
In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, excluding any fees, commissions or other expenses related to such purchases. This Board authorization will remain in effect until shares in the amount authorized thereunder have been repurchased.

(4)	Dollars in millions.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this Item appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is contained under “Market-Sensitive Instruments and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report and incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item, including the Consolidated Financial Statements and Notes thereto, Statement of Management Responsibility for Financial Statements, Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, is contained in our 2021 Annual Report and incorporated herein by reference.

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
and
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
and
15d-15(f)
of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2022.
We have excluded Vestcom from our assessment of internal control over financial reporting as of January 1, 2022 because we acquired the company in a purchase business combination during the third quarter of fiscal year 2021. Vestcom is a wholly-owned subsidiary, whose total assets (excluding goodwill and other intangibles, which are in the scope of our assessment) represents 3% and whose total revenue represents 2% of the related consolidated financial statement amounts as of and for the year ended January 1, 2022.
The effectiveness of our internal control over financial reporting as of January 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in our 2021 Annual Report, which is also incorporated herein by reference.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information concerning directors and corporate governance required by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 28, 2022 (our “2022 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers required by this Item appears, in part, on the next page of this report, and is also incorporated by reference from our 2022 Proxy Statement. If applicable, information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our annual proxy statement; no such information was applicable for the 2022 Proxy Statement.
The information required by this Item concerning our Audit and Finance Committee is incorporated by reference from our 2022 Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
(1)

Name and Position	Age	Executive Officer Since	Former Positions within Past Five Years/ Officer Positions with Avery Dennison
Mitchell R. Butier	50	March 2007	2016-2019	President and Chief Executive Officer
Chairman, President and			2015-2016	President and Chief Operating Officer
Chief Executive Officer			2014-2015	President, Chief Operating Officer and
Chief Financial Officer
			2010-2014	Senior Vice President and
Chief Financial Officer
			2007-2010	Vice President, Global Finance and
Chief Accounting Officer

Gregory S. Lovins	49	March 2017	2017	Vice President and Interim Chief
Senior Vice President and				Financial Officer
Chief Financial Officer			2016-2017	Vice President and Treasurer
			2011-2016	Vice President, Global Finance,
Materials Group

Deena Baker-Nel	51	September 2020	2018-2020	Vice President, Human Resources,
Vice President and				LGM
Chief Human Resources Officer			2015-2018	Vice President, Human Resources,
RBIS

Lori J. Bondar	61	June 2010	2010-2020	Vice President, Controller and Chief
Vice President, Controller,				Accounting Officer
Treasurer and			2008-2010	Vice President and Controller
Chief Accounting Officer

Nicholas Colisto	55	September 2020	2012-2018	Senior Vice President and
Vice President and				Chief Information Officer, Xylem Inc.
Chief Information Officer

Deon Stander	53	August 2016	2013-2015	Vice President and General Manager,
Vice President and				Global Commercial and Innovation,
General Manager, RBIS				RBIS
			2010-2012	Vice President and General Manager,
Global Commercial, RBIS

Ignacio Walker	45	September 2020	2020	Vice President and Assistant General
Vice President and				Counsel, Americas
Chief Legal Officer			2018-2019	Vice President and Assistant General
Counsel
			2013-2017	Vice President and Assistant General
Counsel, RBIS

(1)	Executive officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial statements filed as part of this report are listed on the accompanying Index to Financial Statements.

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

AVERY DENNISON CORPORATION
INDEX TO FINANCIAL STATEMENTS
Data incorporated by reference from the attached portions of the 2021 Annual Report to Shareholders of Avery Dennison Corporation:

Consolidated Financial Statements:
Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021
Consolidated Statements of Income for 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for 2021, 2020 and 2019
Consolidated Statements of Shareholders’ Equity for 2021, 2020 and 2019
Consolidated Statements of Cash Flows for 2021, 2020 and 2019
Notes to Consolidated Financial Statements
Statement of Management Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Except for the Consolidated Financial Statements and Notes thereto, Statement of Management Responsibility for Financial Statements, Management’s Report on Internal Control Over Financial Reporting, and Report of Independent Registered Public Accounting Firm listed above, and certain information referred to in Items 1, 5, 6, 7, and 7A of this report that is expressly incorporated herein by reference, our 2021 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

AVERY DENNISON CORPORATION
EXHIBIT INDEX
For the Year Ended January 1, 2022

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing (1)

2.1	Agreement and Plan of Merger, dated as of July 27, 2021, by and among Registrant, CB Velocity Holdings, LLC, Lobo Merger Sub, LLC and Charlesbank Equity Fund VIII, Limited Partnership, as unitholder representative	2.1	Current Report on Form 8-K, filed July 30, 2021

3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011

3.1(ii)	Amended and Restated Bylaws, effective as of December 7, 2017	3.1(ii)	Current Report on Form 8-K, filed December 8, 2017

4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “1991 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

4.3	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995

4.4	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee (the “2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

4.5	Officers’ Certificate establishing Securities entitled “6.000% Notes due 2033” under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003

4.6	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

4.7	Indenture, dated as of November 20, 2007, between Registrant and Bank of New York	4.2	Current Report on Form 8-K, filed November 20, 2007

4.8	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013

4.9	Form of 3.35% Senior Notes due 2023	4.2	Current Report on Form 8-K, filed April 8, 2013

4.10	Fourth Supplemental Indenture, dated as of March 3, 2017, between Registrant and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”) as Trustee (including Form of 1.250% Senior Notes due 2025 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 3, 2017

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing (1)

4.11	Fifth Supplemental Indenture, dated as of December 6, 2018, between Registrant and BNY Mellon, as Trustee (including Form of 4.875% Senior Notes due 2028 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed December 6, 2018

4.12	Sixth Supplemental Indenture, dated as of March 11, 2020, between Registrant and BNY Mellon, as Trustee (including Form of 2.650% Senior Notes due 2030 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 11, 2020

4.13	Seventh Supplemental Indenture, dated as of August 18, 2021, between Registrant and BNY Mellon, as Trustee (including Form of 0.850% Senior Notes due 2024 on Exhibit A thereto)	4.2	Current Report on Form 8-K filed on August 18, 2021

4.14	Eighth Supplemental Indenture, dated as of August 18, 2021, between Registrant and BNY Mellon, as Trustee (including Form of 2.250% Senior Notes due 2032 on Exhibit A thereto)	4.3	Current Report on Form 8-K filed on August 18, 2021

4.15	Description of Securities	4.15	2020 Annual Report on Form 10-K, filed February 25, 2021

10.1	Fifth Amended and Restated Credit Agreement, dated as of February 13, 2020, by and among Registrant, Bank of America, N.A., as administrative agent and the lenders party thereto	10.1	Current Report on Form 8-K, filed February 14, 2020

10.2	First Amendment, dated August 9, 2021, to the Fifth Amended and Restated Credit Agreement, dated as of February 13,2020, by and among Registrant, the lenders party thereto, the agents party thereto and Bank of America, N.A., as administrative agent	10.1	Current Report on Form 8-K, filed August 12, 2021

10.3*	Amended and Restated Supplemental Executive Retirement Plan (“SERP”)	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009

10.4*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995

10.5*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.6*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011

10.7*	Amended and Restated Stock Option and Incentive Plan (“Equity Plan”)	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012

10.8*	First Amendment to Equity Plan	10.20	2014 Annual Report on Form 10-K, filed February 25, 2015

10.9*	2017 Incentive Award Plan (“2017 Plan”)	B	2017 Proxy Statement on Schedule 14A, filed March 10, 2017

10.10*	Amended and Restated Annual Incentive Plan	10.1	Quarterly Report on Form 10-Q, filed May 1, 2020

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing (1)

10.11*	Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995

10.12*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.13*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

10.14*	2005 Executive Variable Deferred Retirement Plan, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013

10.15*	Amended and Restated Key Executive Change of Control Severance Plan	10.4	Quarterly Report on Form 10-Q, filed May 1, 2020

10.16*	Amended and Restated Executive Severance Plan	10.3	Quarterly Report on Form 10-Q, filed May 1, 2020

10.17*	Form of Executive Severance Agreement	10.19	2020 Annual Report on Form 10-K, filed February 25, 2021

10.18*	Amended and Restated Long-Term Incentive Unit Plan (“LTI Unit Plan”)	10.2	Quarterly Report on Form 10-Q, filed May 1, 2020

10.19*	Form of Restricted Stock Unit Agreement under Equity Plan	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014

10.20*	Form of Performance Unit Agreement under Equity Plan	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014

10.21*	Form of Market-Leveraged Stock Unit Agreement under Equity Plan	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014

10.22*	Form of Long-Term Incentive Unit Agreement under LTI Unit Plan	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014

10.23*	Form of Director Restricted Stock Unit Agreement under 2017 Plan	10.2	Quarterly Report on Form 10-Q, filed August 1, 2017

10.24*	Form of Employee Market-Leveraged Stock Unit Agreement under 2017 Plan	10.3	Quarterly Report on Form 10-Q, filed August 1, 2017

10.25*	Form of Employee Performance Unit Agreement under 2017 Plan	10.4	Quarterly Report on Form 10-Q, filed August 1, 2017

10.26*	Form of Employee Restricted Stock Unit Agreement under 2017 Plan	10.5	Quarterly Report on Form 10-Q, filed August 1, 2017

10.27*	Form of Employee Non-Qualified Stock Option Agreement under 2017 Plan	10.6	Quarterly Report on Form 10-Q, filed August 1, 2017

10.28*	Offer Letter to Mitchell R. Butier	10.2	Quarterly Report on Form 10-Q, filed May 3, 2016

10.29*	Offer Letter to Gregory S. Lovins	10.1	Quarterly Report on Form 10-Q, filed August 1, 2017

13†	Portions of Annual Report to Shareholders for fiscal year ended January 1, 2022	N/A	N/A

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing (1)

21†	List of Subsidiaries	N/A	N/A

23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A

24†	Power of Attorney (see Signatures – Power of Attorney)	N/A	N/A

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

101.INS†††	Inline XBRL Instance Filing – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	N/A	N/A

101.SCH†††	Inline XBRL Extension Schema Filing	N/A	N/A

101.CAL†††	Inline XBRL Extension Calculation Linkbase Filing	N/A	N/A

101.DEF†††	Inline XBRL Extension Definition Linkbase Filing	N/A	N/A

101.LAB†††	Inline XBRL Extension Label Linkbase Filing	N/A	N/A

101.PRE†††	Inline XBRL Extension Presentation Linkbase Filing	N/A	N/A

104†††	Inline XBRL for the cover page of this Annual Report on Form 10-K, included as part of the Exhibit 101 inline XBRL document set

(1)	Unless otherwise noted, the File Number for all filings is File No. 1-7685.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†	Filed herewith.
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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

By:	/s/ Gregory S. Lovins
Gregory S. Lovins
Senior Vice President and Chief Financial Officer
Dated: February 23, 2022

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

Signature	Title	Date

/s/ Mitchell R. Butier Mitchell R. Butier	Chairman, President, and Chief Executive Officer	February 23, 2022

/s/ Gregory S. Lovins Gregory S. Lovins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2022

/s/ Lori J. Bondar Lori J. Bondar	Vice President, Controller, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022

/s/ Bradley A. Alford Bradley A. Alford	Director	February 23, 2022

/s/ Anthony K. Anderson Anthony K. Anderson	Director	February 23, 2022

/s/ Mark J. Barrenechea Mark J. Barrenechea	Director	February 23, 2022

/s/ Ken C. Hicks Ken C. Hicks	Director	February 23, 2022

/s/ Andres A. Lopez Andres A. Lopez	Director	February 23, 2022

/s/ Patrick T. Siewert Patrick T. Siewert	Director	February 23, 2022

/s/ Julia A. Stewart Julia A. Stewart	Director	February 23, 2022

/s/ Martha N. Sullivan Martha N. Sullivan	Director	February 23, 2022