Form 10-Q
period 2022-04-02
Avery Dennison Corp
filed 2022-05-03
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________
Commission file number 1-7685
AVERY DENNISON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1492269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8080 Norton Parkway Mentor, Ohio	44060
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 534-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1 par value	AVY	New York Stock Exchange
1.25% Senior Notes due 2025	AVY25	Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of April 30, 2022: 81,714,286

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2022 QUARTERLY REPORT ON FORM 10-Q

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
We believe that the most significant risk factors that could affect our financial performance in the near-term include: (i) the impacts to underlying demand for our products and/or foreign currency fluctuations from global economic conditions, political uncertainty, changes in environmental standards and governmental regulations, including as a result of COVID-19; (ii) the availability of raw materials; (iii) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; (iv) competitors’ actions, including pricing, expansion in key markets, and product offerings; and (v) the execution and integration of acquisitions, including the acquisition of CB Velocity Holdings, LLC ("Vestcom").
The more significant risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K filed on February 23, 2022. These risks and uncertainties include, but are not limited to, the following:
•COVID-19
•International Operations – worldwide and local economic and market conditions; changes in political conditions, including those related to the Russian invasion of Ukraine; and fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, environmental standards, laws and regulations, and customer preferences; the impact of competitive products and pricing; execution and integration of acquisitions, including our acquisition of Vestcom; selling prices; customer and supplier concentrations or consolidations; financial condition of distributors; outsourced manufacturers; product and service quality; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; successful implementation of new manufacturing technologies and installation of manufacturing equipment; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; and collection of receivables from customers
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; and the realization of deferred tax assets
•Information Technology – disruptions in information technology systems or data security breaches, including cyber-attacks or other intrusions to network security; and successful installation of new or upgraded information technology systems
•Human Capital – recruitment and retention of employees; fluctuations in employee benefit costs; and collective labor arrangements
•Our Indebtedness – credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest rates; volatility of financial markets; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of intellectual property; impact of legal and regulatory proceedings, including with respect to environmental, anti-corruption, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	April 2, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$147.1	$162.7
Trade accounts receivable, less allowances of $39.5 and $33 at April 2, 2022 and January 1, 2022, respectively	1,551.4	1,424.5
Inventories	960.9	907.2
Other current assets	234.9	240.2
Total current assets	2,894.3	2,734.6
Property, plant and equipment, net	1,477.5	1,477.7
Goodwill	1,890.0	1,881.5
Other intangibles resulting from business acquisitions, net	910.8	911.4
Deferred tax assets	128.8	130.2
Other assets	837.4	836.2
	$8,138.8	$7,971.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$494.9	$318.8
Accounts payable	1,372.5	1,298.8
Accrued payroll and employee benefits	214.9	299.0
Other current liabilities	640.9	631.3
Total current liabilities	2,723.2	2,547.9
Long-term debt and finance leases	2,773.8	2,785.9
Long-term retirement benefits and other liabilities	465.0	474.9
Deferred tax liabilities and income taxes payable	244.3	238.5
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at April 2, 2022 and January 1, 2022; issued – 124,126,624 shares at April 2, 2022 and January 1, 2022; outstanding – 82,014,117 shares and 82,605,953 shares at April 2, 2022 and January 1, 2022, respectively	124.1	124.1
Capital in excess of par value	844.6	862.3
Retained earnings	4,023.2	3,880.7
Treasury stock at cost, 42,112,507 shares and 41,520,671 shares at April 2, 2022 and January 1, 2022, respectively	(2,799.4)	(2,659.8)
Accumulated other comprehensive loss	(260.0)	(282.9)
Total shareholders’ equity	1,932.5	1,924.4
	$8,138.8	$7,971.6
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 2, 2022	April 3, 2021
Net sales	$2,349.3	$2,051.3
Cost of products sold	1,708.0	1,454.3
Gross profit	641.3	597.0
Marketing, general and administrative expense	355.0	312.3
Other expense (income), net	(1.6)	.9
Interest expense	19.6	16.2
Other non-operating expense (income), net	(1.4)	(1.3)
Income before taxes	269.7	268.9
Provision for income taxes	71.5	58.1
Equity method investment (losses) gains	—	(1.3)
Net income	$198.2	$209.5

Per share amounts:
Net income per common share	$2.41	$2.52
Net income per common share, assuming dilution	$2.39	$2.50

Weighted average number of shares outstanding:
Common shares	82.4	83.1
Common shares, assuming dilution	83.0	83.9
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Net income	$198.2	$209.5
Other comprehensive income (loss), net of tax:
Foreign currency translation	20.3	7.6
Pension and other postretirement benefits	.8	1.2
Cash flow hedges	1.8	(5.3)
Other comprehensive income (loss), net of tax	22.9	3.5
Total comprehensive income, net of tax	$221.1	$213.0
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Operating Activities
Net income	$198.2	$209.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43.8	40.0
Amortization	28.2	14.4
Provision for credit losses and sales returns	16.1	8.9
Stock-based compensation	11.1	9.9
Pension plan settlement loss	—	.4
Deferred taxes and other non-cash taxes	1.9	1.5
Other non-cash expense and loss (income and gain), net	6.5	2.7
Changes in assets and liabilities and other adjustments	(179.6)	(78.0)
Net cash provided by operating activities	126.2	209.3

Investing Activities
Purchases of property, plant and equipment	(49.7)	(25.2)
Purchases of software and other deferred charges	(5.6)	(2.3)
Proceeds from sales of property, plant and equipment	.3	.7
Proceeds from insurance and sales (purchases) of investments, net	1.8	(.5)
Proceeds from sale of product line	—	6.7
Payments for acquisitions, net of cash acquired, and investments in businesses	(33.4)	(30.6)
Net cash used in investing activities	(86.6)	(51.2)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	179.4	53.8
Repayments of long-term debt and finance leases	(1.9)	(1.5)
Dividends paid	(56.2)	(51.6)
Share repurchases	(151.5)	(55.6)
Net (tax withholding) proceeds related to stock-based compensation	(24.9)	(25.3)
Net cash used in financing activities	(55.1)	(80.2)

Effect of foreign currency translation on cash balances	(.1)	(2.2)
Increase (decrease) in cash and cash equivalents	(15.6)	75.7
Cash and cash equivalents, beginning of year	162.7	252.3
Cash and cash equivalents, end of period	$147.1	$328.0
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
The unaudited Condensed Consolidated Financial Statements and related notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and related notes in our 2021 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. These unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of future results. These unaudited Condensed Consolidated Financial Statements reflect our current estimates and assumptions that affect our reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and our reported amounts of sales and expenses during the reporting periods presented.
Fiscal Periods
The three months ended April 2, 2022 and April 3, 2021 each consisted of a thirteen-week period.
Note 2. Acquisitions
During January 2022, we completed our acquisitions of TexTrace AG ("TexTrace"), a Switzerland-based technology developer specializing in custom-made woven and knitted radio-frequency identification ("RFID") products that can be sewn onto or inserted into garments, and Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi ("Rietveld"), a Netherlands-based provider of external embellishment solutions and application and printing methods for performance brands and team sports in Europe. These acquisitions expand the product portfolio in our Retail Branding and Information Solutions ("RBIS") reportable segment.
The acquisitions of TexTrace and Rietveld are referred to collectively as the "2022 Acquisitions."
The aggregate purchase consideration for the 2022 Acquisitions was approximately $35 million. We funded the 2022 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to $30 million subject to the acquired company achieving certain post-acquisition performance targets. As of the acquisition date, we have included an estimate of the fair value of these earn-out payments in the aggregate purchase consideration.
The 2022 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions
The goodwill from the 2022 Acquisitions was not material to the unaudited Condensed Consolidated Financial Statements. Refer to Note 2, "Acquisitions," to the unaudited Condensed Consolidated Financial Statements for more information.
Changes in the net carrying amount of goodwill for the three months ended April 2, 2022 by reportable segment are shown below.

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of January 1, 2022	$456.4	$1,236.0	$189.1	$1,881.5
Acquisitions(1)	—	16.3	—	16.3
Acquisition adjustment(2)	—	(.7)	—	(.7)
Translation adjustments	(3.4)	(2.9)	(.8)	(7.1)
Goodwill as of April 2, 2022	$453.0	$1,248.7	$188.3	$1,890.0
(1)Goodwill acquired related to the 2022 Acquisitions. We expect the recognized goodwill related to the 2022 Acquisitions not to be deductible for income tax purposes.
(2)Measurement period adjustment related to the finalization of the purchase price allocation for the acquisition of CB Velocity Holdings, LLC completed in August 2021.

Avery Dennison Corporation
In connection with the 2022 Acquisitions, we acquired approximately $21 million of identifiable finite-lived intangible assets, which consisted of patented and other developed technology as well as customer relationships.
Amortization expense for all finite-lived intangible assets resulting from business acquisitions was $20.5 million and $6.4 million for the three months ended April 2, 2022 and April 3, 2021, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2022 and for each of the next four fiscal years is shown below. These amounts include the effects of the 2022 Acquisitions and updated amounts from year-end 2021.

Estimated Amortization Expense
2022 (remainder of year)	$62.2
2023	81.9
2024	80.2
2025	79.3
2026	76.3
Note 4. Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.19 billion at April 2, 2022 and $3.25 billion at January 1, 2022. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $800 million revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt in relation to a certain measure of income. As of both April 2, 2022 and January 1, 2022, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of April 2, 2022 or January 1, 2022.
Note 5. Cost Reduction Actions
2019/2020 Actions
During the three months ended April 2, 2022, we recorded $0.9 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 20 positions at numerous locations across our company. These actions, which were primarily taken in our RBIS reportable segment, largely related to global headcount and footprint reductions. Accruals for severance and related costs, as well as lease cancellation costs, were not material as of April 2, 2022.
Note 6. Financial Instruments
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
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $(5.0) million and $(10.3) million as of April 2, 2022 and January 1, 2022, respectively, which was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 10, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap to earnings during the three months ended April 2, 2022 or April 3, 2021.

Avery Dennison Corporation
Note 7. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended
(Dollars in millions)	April 2, 2022	April 3, 2021
Income before taxes	$269.7	$268.9
Provision for income taxes	71.5	58.1
Effective tax rate	26.5%	21.6%
Our provision for income taxes for the three months ended April 2, 2022 included $6.6 million of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”).
Our provision for income taxes for the three months ended April 3, 2021 included $7 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for income taxes for the three months ended April 3, 2021 also reflected $14.1 million of return-to-provision benefit related to an election made on our amended 2018 U.S. federal tax return.
We have not yet determined whether to make an annual election to exclude foreign income subject to a high effective tax rate from our GILTI inclusions for tax years 2021 and 2022. We continue to evaluate the impact of these elections and currently anticipate that the benefit from making this election on our 2021 or 2022 U.S. federal tax return may be significant.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision for income taxes and the related liabilities. To date, we and our U.S. subsidiaries have completed the Internal Revenue Service’s Compliance Assurance Process Program through 2018. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $9 million, primarily as a result of closing tax years.
Note 8. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended
(In millions, except per share amounts)	April 2, 2022	April 3, 2021
(A)Net income	$198.2	$209.5
(B)Weighted average number of common shares outstanding	82.4	83.1
Dilutive shares (additional common shares issuable under stock-based awards)	.6	.8
(C) Weighted average number of common shares outstanding, assuming dilution	83.0	83.9
Net income per common share: (A) ÷ (B)	$2.41	$2.52
Net income per common share, assuming dilution: (A) ÷ (C)	$2.39	$2.50
Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three months ended April 2, 2022 or April 3, 2021.

Avery Dennison Corporation
Note 9. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Common stock issued, $1 par value per share	$124.1	$124.1
Capital in excess of par value
Beginning balance	$862.3	$862.1
Issuance of shares under stock-based compensation plans(1)	(17.7)	(16.3)
Ending balance	$844.6	$845.8
Retained earnings
Beginning balance	$3,880.7	$3,349.3
Net income	198.2	209.5
Issuance of shares under stock-based compensation plans(1)	(5.8)	(7.7)
Contribution of shares to 401(k) Plan(1)	6.3	4.9
Dividends	(56.2)	(51.6)
Ending balance	$4,023.2	$3,504.4
Treasury stock at cost
Beginning balance	$(2,659.8)	$(2,501.0)
Repurchase of shares for treasury	(151.5)	(55.6)
Issuance of shares under stock-based compensation plans(1)	9.7	8.6
Contribution of shares to 401(k) Plan(1)	2.2	1.7
Ending balance	$(2,799.4)	$(2,546.3)
Accumulated other comprehensive loss
Beginning balance	$(282.9)	$(349.6)
Other comprehensive income (loss), net of tax	22.9	3.5
Ending balance	$(260.0)	$(346.1)
(1)We fund a portion of our employee-related expenses using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
Dividends per common share were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Dividends per common share	$.68	$.62
In April 2022, subsequent to the end of the first quarter of 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 2, 2022 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 1, 2022	$(217.4)	$(60.4)	$(5.1)	$(282.9)
Other comprehensive income (loss) before reclassifications, net of tax	20.3	—	2.6	22.9
Reclassifications to net income, net of tax	—	.8	(.8)	—
Other comprehensive income (loss), net of tax	20.3	.8	1.8	22.9
Balance as of April 2, 2022	$(197.1)	$(59.6)	$(3.3)	$(260.0)
The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 3, 2021 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2021	$(248.1)	$(92.7)	$(8.8)	$(349.6)
Other comprehensive income (loss) before reclassifications, net of tax	7.6	—	(4.8)	2.8
Reclassifications to net income, net of tax	—	1.2	(.5)	.7
Other comprehensive income (loss), net of tax	7.6	1.2	(5.3)	3.5
Balance as of April 3, 2021	$(240.5)	$(91.5)	$(14.1)	$(346.1)
Note 10. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of April 2, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$32.5	$26.0	$6.5	$—
Derivative assets	14.2	2.1	12.1	—
Bank drafts	8.3	8.3	—	—
Liabilities
Cross-currency swap	$5.0	$—	$5.0	$—
Derivative liabilities	10.3	—	10.3	—
Contingent consideration liabilities	12.6	—	—	12.6

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of January 1, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$33.9	$27.1	$6.8	$—
Derivative assets	7.1	.6	6.5	—
Bank drafts	14.1	14.1	—	—
Liabilities
Cross-currency swap	$10.3	$—	$10.3	$—
Derivative liabilities	3.6	—	3.6	—
Contingent consideration liabilities	7.6	—	—	7.6
Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of April 2, 2022, investments of $0.4 million and $32.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of January 1, 2022, investments of $0.5 million and $33.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with certain acquisitions completed in 2022 and 2021. These payments are based on the respective acquired company achieving agreed upon performance targets and are estimated based on the expected payments related to these targets as of April 2, 2022. We have classified these liabilities as Level 3.
In addition to the investments described above, we also hold venture investments in privately held companies and utilize the measurement alternative for equity investments that do not have readily determinable fair values, measuring these investments at cost less impairment plus or minus observable price changes in orderly transactions. The total carrying values of our venture investments were $55.8 million and $52.0 million as of April 2, 2022 and January 1, 2022, respectively, and included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.
Note 11. Commitments and Contingencies
Legal Proceedings
We are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our estimates or should we incur liabilities that were not previously accrued. Potential insurance reimbursements are not offset against potential liabilities.
We are currently party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products infringed on its patent. We recorded a contingent liability related to this matter in the second quarter of 2021 in the amount of $26.6 million based on a jury verdict issued on May 14, 2021.
During the third quarter of 2021, the first instance judgment associated with the jury verdict was issued. This resulted in additional potential liability of $35.8 million for, among other things, royalties on a higher number of tags and royalties on tags sold after March 31, 2021. We did not increase the contingent liability we recorded for this additional potential liability. With continued evaluation of the matter and our defenses, as well as consultation with our outside counsel, we continue to believe that Adasa’s patent is invalid and that, even if valid, we have not infringed it, and that the royalty rate used as the basis for the jury’s determination is unreasonable under prevailing industry standards, as well as that any liability related to this matter would be substantially lower than that which is reflected in either the jury verdict or the first instance judgment. On October 22, 2021, we appealed the judgment to the United States Court of Appeals for the Federal Circuit and continue to believe meritorious defenses exist to significantly reduce the liability we currently have recorded. As our appeal is still pending, we maintained our current contingent liability of $26.6 million for this matter as a reasonable

Avery Dennison Corporation
estimate within the range of probable outcomes. We have largely completed our migration to alternative encoding methods used in our other RFID tags.
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
Environmental Expenditures
Environmental expenditures are generally expensed. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these matters could affect future results of operations should our exposure be materially different from our estimates or should we incur liabilities that were not previously accrued. Potential insurance reimbursements are not offset against potential liabilities. We review our estimates of the costs of complying with environmental laws related to remediation and cleanup of various sites, including sites in which governmental agencies have designated us as a potentially responsible party (“PRP”). However, environmental expenditures for newly acquired assets and those that extend or improve the economic useful life of existing assets are capitalized and amortized over the shorter of the estimated useful life of the acquired asset or the remaining life of the existing asset.
As of April 2, 2022, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at twelve waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the three months ended April 2, 2022 is shown below.

(In millions)
Balance at January 1, 2022	$21.9
Charges, net of reversals	.7
Payments	(.5)
Balance at April 2, 2022	$22.1
Approximately $2 million of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of both April 2, 2022 and January 1, 2022, respectively.
Note 12. Segment and Disaggregated Revenue Information
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

Avery Dennison Corporation

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$419.6	$364.9
Europe	559.0	515.6
Asia	308.8	323.1
Latin America	106.0	95.5
Other international	86.8	77.9
Total Label and Graphic Materials	1,480.2	1,377.0
Retail Branding and Information Solutions:
Apparel	514.6	428.4
Identification Solutions and Vestcom	164.4	54.3
Total Retail Branding and Information Solutions	679.0	482.7
Industrial and Healthcare Materials	190.1	191.6
Net sales to unaffiliated customers	$2,349.3	$2,051.3

Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Intersegment sales
Label and Graphic Materials	$28.7	$21.6
Retail Branding and Information Solutions	11.0	8.3
Industrial and Healthcare Materials	5.0	2.1
Intersegment sales	$44.7	$32.0
Income before taxes
Label and Graphic Materials	$207.2	$226.2
Retail Branding and Information Solutions	90.3	60.0
Industrial and Healthcare Materials	15.6	23.5
Corporate expense	(25.2)	(25.9)
Interest expense	(19.6)	(16.2)
Other non-operating expense (income), net	1.4	1.3
Income before taxes	$269.7	$268.9
Other expense (income), net, by reportable segment and Corporate
Label and Graphic Materials	$(3.2)	$(1.9)
Retail Branding and Information Solutions	1.6	2.1
Industrial and Healthcare Materials	—	.1
Corporate	—	.6
Other expense (income), net	$(1.6)	$.9

Avery Dennison Corporation
Other expense (income), net, by type was as follows:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$.9	$2.4
Asset impairment charges and lease cancellation costs	—	.5
Other items:
Outcomes of legal proceedings	1.0	2.1
Transaction and related costs	.2	.7
Gain on venture investment	(3.7)	—
Gain on sale of product line	—	(4.8)
Other expense (income), net	$(1.6)	$.9

Note 13. Supplemental Financial Information
Inventories
The table below summarizes the amounts in inventories.

(In millions)	April 2, 2022	January 1, 2022
Raw materials	$409.8	$393.6
Work-in-progress	245.6	233.1
Finished goods	305.5	280.5
Inventories	$960.9	$907.2
Property, Plant and Equipment
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	April 2, 2022	January 1, 2022
Property, plant and equipment	$3,650.2	$3,626.2
Accumulated depreciation	(2,172.7)	(2,148.5)
Property, plant and equipment, net	$1,477.5	$1,477.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Beginning balance	$33.0	$44.6
Provision for (reversal of) credit losses	6.6	(1.9)
Amounts written off	(.4)	(1.1)
Other, including foreign currency translation	.3	(.9)
Ending balance	$39.5	$40.7

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
NON-GAAP FINANCIAL MEASURES
We report our financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures. These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures. These non-GAAP financial measures are intended to supplement the presentation of our financial results that are prepared in accordance with GAAP. Based on feedback from investors and financial analysts, we believe that the supplemental non-GAAP financial measures we provide are useful to their assessments of our performance and operating trends, as well as liquidity.
Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it difficult to assess our underlying performance in a single period. By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, outcomes of certain legal proceedings, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, gains or losses on venture investments and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency, or timing.
We use these non-GAAP financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for quarters and year-to-date periods, as applicable.
We use the non-GAAP financial measures described below in this MD&A.
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation and the reclassification of sales between segments, and, where applicable, an extra week in our fiscal year and the calendar shift resulting from the extra week in the prior fiscal year and currency adjustment for transitional reporting of highly inflationary economies. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of currency fluctuations.
•Organic sales change refers to sales change ex. currency, excluding the estimated impact of acquisitions and product line divestitures.
We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales change from the ongoing activities of our businesses and enhance their ability to evaluate our results from period to period.
•Free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments. Free cash flow is also adjusted for, where applicable, certain acquisition-related transaction costs. We believe that free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases and acquisitions.
•Operational working capital as a percentage of annualized current quarter net sales refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as net current assets or liabilities held-for-sale divided by annualized current quarter net sales. We believe that operational working capital as a percentage of annualized current quarter net sales assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets, and other current liabilities) that tend to be disparate in amount, frequency, or timing, and may increase the volatility of working capital as a percentage of sales from period to period. The items excluded from this measure are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect the underlying trends in our operations.

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Net Sales
The factors impacting the reported sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended April 2, 2022
Reported sales change	15%
Foreign currency translation	3
Sales change ex. currency(1)	18
Acquisitions	(5)
Organic sales change(1)	13%
(1) Totals may not sum due to rounding
In the three months ended April 2, 2022, net sales increased on an organic basis compared to the same period in the prior year due to pricing actions and higher volume/mix.
Net Income
Net income decreased from approximately $210 million in the first three months of 2021 to approximately $198 million in the first three months of 2022. Major factors affecting the change in net income included the following:
•Higher tax provision
•Unfavorable currency translation
•Growth investments
Offsetting factors:
•Higher organic volume/mix
•Higher income from business acquisitions, net of associated amortization of other intangibles
Acquisitions
During January 2022, we completed our acquisitions of TexTrace AG ("TexTrace"), a Switzerland-based technology developer specializing in custom-made woven and knitted radio-frequency identification ("RFID") products that can be sewn onto or inserted into garments, and Rietveld, a Netherlands-based provider of external embellishment solutions and application and printing methods for performance brands and team sports in Europe. These acquisitions expand the product portfolio in our Retail Branding and Information Solutions ("RBIS") reportable segment.
The acquisitions of TexTrace and Rietveld are referred to collectively as the "2022 Acquisitions."
The aggregate purchase consideration for the 2022 Acquisitions was approximately $35 million. We funded the 2022 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to $30 million subject to the acquired company achieving certain post-acquisition performance targets. As of the acquisition date, we have included an estimate of the fair value of these earn-out payments in the aggregate purchase consideration.
The 2022 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cost Reduction Actions
2019/2020 Actions
During the three months ended April 2, 2022, we recorded $0.9 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 20 positions at numerous locations across our company. These actions, which were primarily taken in our RBIS reportable segment, largely related to global headcount and footprint reductions. Accruals for severance and related costs, as well as lease cancellation costs, were not material as of April 2, 2022.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Cash Flow

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Net cash provided by operating activities	$126.2	$209.3
Purchases of property, plant and equipment	(49.7)	(25.2)
Purchases of software and other deferred charges	(5.6)	(2.3)
Proceeds from sales of property, plant and equipment	.3	.7
Proceeds from insurance and sales (purchases) of investments, net	1.8	(.5)
Payments for certain acquisition-related transaction costs	.3	—
Free cash flow	$73.3	$182.0
During the first three months of 2022, net cash provided by operating activities decreased compared to the same period last year primarily due to changes in operational working capital, higher incentive compensation payments and timing of payroll payments. During the first three months of 2022, free cash flow decreased compared to the same period last year primarily due to a decrease in net cash provided by operating activities and an increase in purchases of property, plant and equipment.
Outlook
Certain factors that we believe may contribute to our 2022 results are described below.
•We expect net sales to increase by approximately 12% to 14%, including a decrease of approximately 3% from the effect of foreign currency translation and an increase of approximately 3% from the effect of acquisitions.
•Based on recent exchange rates, we expect foreign currency translation to decrease our operating income by approximately $40 million.
•We expect our full year effective tax rate to be in the mid-twenty percent range.
•We expect fixed and IT capital spend of up to $350 million.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	April 2, 2022	April 3, 2021
Net sales	$2,349.3	$2,051.3
Cost of products sold	1,708.0	1,454.3
Gross profit	641.3	597.0
Marketing, general and administrative expense	355.0	312.3
Other expense (income), net	(1.6)	.9
Interest expense	19.6	16.2
Other non-operating expense (income), net	(1.4)	(1.3)
Income before taxes	$269.7	$268.9

Gross profit margin	27.3%	29.1%
Gross Profit Margin
Gross profit margin for the first quarter of 2022 decreased from the same period last year primarily due to the net unfavorable impact of higher selling prices, higher raw material costs and higher freight costs, as well as higher employee-related costs, partially offset by higher volume/mix.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first quarter of 2022 compared to the same period last year primarily due to the impact of acquisitions and growth investments.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$.9	$2.4
Asset impairment charges and lease cancellation costs	—	.5
Other items:
Outcomes of legal proceedings	1.0	2.1
Transaction and related costs	.2	.7
Gain on venture investment	(3.7)	—
Gain on sale of product line	—	(4.8)
Other expense (income), net	$(1.6)	$.9
Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased in the first quarter of 2022 compared to the same period last year reflecting additional interest costs related to the $800 million of senior notes we issued in August 2021.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	April 2, 2022	April 3, 2021
Income before taxes	$269.7	$268.9
Provision for income taxes	71.5	58.1
Equity method investment (losses) gains	—	(1.3)
Net income	$198.2	$209.5
Per share amounts:
Net income per common share	$2.41	$2.52
Net income per common share, assuming dilution	2.39	2.50

Effective tax rate	26.5%	21.6%
Provision for Income Taxes
Our effective tax rate for the three months ended April 2, 2022 was 26.5% compared to 21.6% in the same period last year. The lower rate in the prior-year period reflected a discrete return-to-provision benefit related to an election made on our amended 2018 U.S. federal tax return. Refer to Note 7, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Our effective tax rate can vary from period to period due to the recognition of discrete events, such as changes in tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision adjustments and tax impacts related to stock-based payments, as well as recurring factors, such as changes in the mix of earnings in countries with differing statutory tax rates and the execution of tax planning strategies.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Label and Graphic Materials

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Net sales including intersegment sales	$1,508.9	$1,398.6
Less intersegment sales	(28.7)	(21.6)
Net sales	$1,480.2	$1,377.0
Operating income(1)	207.2	226.2
(1)Included charges associated with restructuring actions in both years, gain on venture investment in 2022, outcome of legal proceedings, transaction and related costs and gain on sale of product line in 2021.	$(3.2)	$(1.9)
Net Sales
The factors impacting reported sales change are shown in the table below.

Three Months Ended
April 2, 2022
Reported sales change	8%
Foreign currency translation	4
Sales change ex. currency(1)	12
Organic sales change(1)	12%
(1) Totals may not sum due to rounding

In the first quarter of 2022, net sales increased on an organic basis compared to the same period in the prior year due to pricing actions, partially offset by a modest decline in volume/mix. On an organic basis, net sales increased by a low-to-mid-single digit rate in emerging markets and high teens rates in North America and Western Europe.
Operating Income
Operating income decreased in the first quarter of 2022 compared to the same period last year primarily due to unfavorable currency translation and the net unfavorable impact of higher selling prices, higher raw material costs and higher freight costs.
Retail Branding and Information Solutions

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Net sales including intersegment sales	$690.0	$491.0
Less intersegment sales	(11.0)	(8.3)
Net sales	$679.0	$482.7
Operating income(1)	90.3	60.0
(1)Included charges associated with restructuring actions and transaction and related costs in both years, outcome of legal proceedings in 2022 and loss on sale of asset in 2021.	$1.6	$2.1

Avery Dennison Corporation
Net Sales
The factors impacting reported sales change are shown in the table below.

Three Months Ended
April 2, 2022
Reported sales change	41%
Foreign currency translation	3
Sales change ex. currency(1)	43
Acquisitions	(23)
Organic sales change(1)	20%
(1) Totals may not sum due to rounding
In the first quarter of 2022, on an organic basis, sales increased by over 20% in high value categories and a mid-teens rate in the base business.
Company-wide, on an organic basis, sales of Intelligent Labels solutions increased over 20%.
Operating Income
Operating income increased in the first quarter of 2022 compared to the same period last year primarily due to higher organic volume and the impact of acquisitions, partially offset by higher amortization of other intangibles resulting from business acquisitions, growth investments and higher employee-related costs.
Industrial and Healthcare Materials

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Net sales including intersegment sales	$195.1	$193.7
Less intersegment sales	(5.0)	(2.1)
Net sales	$190.1	$191.6
Operating income(1)	15.6	23.5
(1)Included transaction and related costs and gain on sale of assets in 2021.	$—	$.1
Net Sales
The factors impacting reported sales change are shown in the table below.

Three Months Ended
April 2, 2022
Reported sales change	(1)%
Foreign currency translation	2
Sales change ex. currency(1)	1
Acquisitions	(1)
Organic sales change(1)	1%
(1) Totals may not sum due to rounding
In the first quarter of 2022, net sales increased on an organic basis compared to the same period in the prior year by a low-double digit rate in healthcare categories, partially offset by a low-single digit rate decrease in industrial categories.
Operating Income
Operating income decreased in the first quarter of 2022 compared to the same period last year primarily due to lower volume/mix.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Operating Activities

	Three months ended
(In millions)	April 2, 2022	April 3, 2021
Net income	$198.2	$209.5
Depreciation	43.8	40.0
Amortization	28.2	14.4
Provision for credit losses and sales returns	16.1	8.9
Stock-based compensation	11.1	9.9
Pension plan settlement loss	—	.4
Deferred taxes and other non-cash taxes	1.9	1.5
Other non-cash expense and loss (income and gain), net	6.5	2.7
Changes in assets and liabilities and other adjustments	(179.6)	(78.0)
Net cash provided by operating activities	$126.2	$209.3
During the first three months of 2022, net cash provided by operating activities decreased compared to the same period last year primarily due to changes in operational working capital, higher incentive compensation payments and timing of payroll payments.
Investing Activities

	Three months ended
(In millions)	April 2, 2022	April 3, 2021
Purchases of property, plant and equipment	$(49.7)	$(25.2)
Purchases of software and other deferred charges	(5.6)	(2.3)
Proceeds from sales of property, plant and equipment	.3	.7
Proceeds from insurance and sales (purchases) of investments, net	1.8	(.5)
Proceeds from sale of product line	—	6.7
Payments for acquisitions, net of cash acquired, and investments in businesses	(33.4)	(30.6)
Net cash used in investing activities	$(86.6)	$(51.2)
Purchases of Property, Plant and Equipment
During the first three months of 2022, we primarily invested in buildings and equipment to support growth in certain countries in Europe, the U.S. and certain countries in Latin America for our Labels and Graphic Materials (“LGM”) reportable segment, in the U.S. for our IHM reportable segment and in the U.S. and certain countries in Asia for our RBIS reportable segment. During the first three months of 2021, we primarily invested in equipment to support growth in the U.S. for our LGM and IHM reportable segments and in certain countries in Asia for our RBIS reportable segment.
Purchases of Software and Other Deferred Charges
During the first three months of 2022 and 2021, we primarily invested in information technology upgrades in the U.S.
Proceeds from Sale of Product Line
During the first three months of 2021, proceeds from the sale of a product line were in our LGM reportable segment.
Payments for Acquisitions, Net of Cash Acquired, and Investments in Businesses
During the first three months of 2022, we paid consideration, net of cash acquired, of approximately $30 million for the 2022 Acquisitions. We funded the 2022 Acquisitions using cash and commercial paper borrowings. During the first three months of 2021, we paid consideration, net of cash acquired, of approximately $30 million for acquisitions, which we funded using cash and commercial paper borrowings. We also made certain venture investments in both 2022 and 2021.

Avery Dennison Corporation
Financing Activities

	Three months ended
(In millions)	April 2, 2022	April 3, 2021
Net increase (decrease) in borrowings with maturities of three months or less	$179.4	$53.8
Repayments of long-term debt and finance leases	(1.9)	(1.5)
Dividends paid	(56.2)	(51.6)
Share repurchases	(151.5)	(55.6)
Net (tax withholding) proceeds related to stock-based compensation	(24.9)	(25.3)
Net cash used in financing activities	$(55.1)	$(80.2)
Borrowings and Repayment of Debt
During the first three months of 2022 and 2021, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
Refer to Note 2, “Acquisitions,” and Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $.68 per share in the first three months of 2022 compared to $.62 per share in the same period last year. In April 2022, subsequent to the end of our first quarter 2022, we increased our quarterly dividend rate to $.75 per share, representing an increase of approximately 10% from our previous quarterly dividend rate of $.68 per share.
Share Repurchases
During the first three months of 2022 and 2021, we repurchased approximately 0.8 million and 0.3 million shares of our common stock, respectively.
In April 2022, subsequent to the end of the first quarter of 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Net (Tax Withholding) Proceeds Related to Stock-Based Compensation
During the first three months of 2022, tax withholding for stock-based compensation decreased compared to the same period last year primarily as a result of equity awards vesting at lower share prices.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the three months ended April 2, 2022, goodwill increased by approximately $9 million to $1.89 billion, which reflected the preliminary valuation of goodwill associated with the 2022 Acquisitions, partially offset by the impact of foreign currency translation.
In the three months ended April 2, 2022, other intangibles resulting from business acquisitions, net, decreased by approximately $1 million to $910.8 million, which reflected current year amortization expense and the impact of foreign currency translation, partially offset by the preliminary valuation of intangible assets associated with the 2022 Acquisitions.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of April 2, 2022, the balance of our shareholders’ equity was $1.93 billion. Refer to Note 9, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Impact of Foreign Currency Translation

Three Months Ended
(In millions)	April 2, 2022
Change in net sales	$(60)
International operations generated approximately 72% of our net sales during the three months ended April 2, 2022. Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The unfavorable impact of foreign currency translation on net sales in the first three months of 2022 compared to the same period last year was primarily related to euro-denominated sales.
Effect of Foreign Currency Transactions
The impact on net income from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold. In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate. Refer to Note 6, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.
Analysis of Selected Financial Ratios
We utilize the financial ratios discussed below to assess our financial condition and operating performance. We believe this information assists our investors in understanding the drivers impacting our cash flow other than net income and capital expenditures.
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the first quarter of 2022 was higher compared to the first quarter of 2021.

(In millions, except percentages)	April 2, 2022	April 3, 2021
(A) Working capital	$171.1	$573.9
Reconciling items:
Cash and cash equivalents	(147.1)	(328.0)
Other current assets	(234.9)	(216.3)
Short-term borrowings and current portion of long-term debt and finance leases	494.9	116.9
Accrued payroll and employee benefits and other current liabilities	855.8	763.6
(B) Operational working capital	$1,139.8	$910.1
(C) First-quarter net sales, annualized	$9,397.2	$8,205.2
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	12.1%	11.1%
Accounts Receivable Ratio
The average number of days sales outstanding was 60 days in the first quarter of 2022 compared to 58 days in the first quarter of 2021, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the first quarter of 2022 and 2021, respectively. The increase in average number of days sales outstanding was primarily due to the impact of acquisitions and foreign currency translation.
Inventory Ratio
Average inventory turnover was 7.1 in the first quarter of 2022 compared to 7.4 in the first quarter of 2021, calculated using the annualized first-quarter cost of products sold in 2022 and 2021, respectively, and divided by the inventory balance at quarter-end. The decrease in average inventory turnover primarily reflected inventory build to manage supply chain disruptions and anticipated increased demand.
Accounts Payable Ratio
The average number of days payable outstanding was 73 days in the first quarter of 2022 compared to 74 days in the first quarter of 2021, calculated using the accounts payable balance at quarter-end divided by the annualized first-quarter cost of products sold, in 2022 and 2021, respectively. The decrease in average number of days payable outstanding primarily reflected the impact of acquisitions,

Avery Dennison Corporation
partially offset by the impact of foreign currency translation and higher accounts payable balances due to our inventory build to manage supply chain disruptions and anticipated increased demand.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our Revolver. We use these resources to fund our operational needs.
As of April 2, 2022, we had cash and cash equivalents of $147.1 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations throughout the world. As of April 2, 2022, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Asia Pacific.
To meet our U.S. cash requirements, we have several cost-effective liquidity options available. These options include borrowing funds at reasonable rates, including borrowings from foreign subsidiaries, and repatriating foreign earnings and profits. However, if we were to repatriate foreign earnings and profits, a portion would be subject to cash payments of withholding taxes imposed by foreign tax authorities. Additional U.S. taxes may also result from the impact of foreign currency fluctuations related to these earnings and profits.
The Revolver, which matures in February 2025, is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of April 2, 2022 or January 1, 2022.
Capital from Debt
The carrying value of our total debt increased by approximately $164 million in the first three months of 2022 to $3.27 billion, primarily reflecting a net increase in commercial paper borrowings.
Credit ratings are a significant factor in our ability to raise short- and long-term financing. The credit ratings assigned to us also impact the interest rates we pay and our access to commercial paper, credit facilities and other borrowings. A downgrade of our short-term credit ratings could impact our ability to access commercial paper markets. If our access to commercial paper markets were to become limited, we believe that the Revolver and our other credit facilities would be available to meet our short-term funding requirements. When determining a credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic dispersion and management team. We remain committed to maintaining an investment grade rating.
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Refer to Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for this information. Except as indicated therein, we have no material off-balance sheet arrangements as described in Item 303(b) of Regulation S-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 that have not been disclosed in our periodic filings with the SEC.
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
Our disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in our headquarters in Mentor, Ohio. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such time to provide reasonable assurance that information was recorded, processed, summarized and reported within the time periods

Avery Dennison Corporation
specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Legal Proceedings” in Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 for this information.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 that have not been disclosed in our periodic filings with the SEC, except as set forth below.
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

In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as civil, political and economic disturbances in places such as the U.S., Russia, Ukraine, Afghanistan, Syria, Iraq, Iran, Turkey, North Korea, and Hong Kong and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have a material adverse effect on our business. In February 2022, Russia invaded Ukraine resulting in the U.S., Canada, the European Union and other countries imposing economic sanctions on Russia. Additional potential sanctions and penalties have been proposed or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. Any Russian response could also disrupt commercial and financial transactions. We have ceased shipment of all products for the Russian market. Our sales for the Russian market were approximately 1% of our net sales in 2021. Further, the continuing conflict in Ukraine has spilled over into neighboring countries due to the displacement of a large number of refugees, which could adversely impact the global supply chain and disrupt our operations or negatively impact the demand for our products in our primary end markets. Any such disruption could have a material adverse effect to our financial results.

We are not able to predict the duration and severity of adverse economic, social, political or market conditions in the U.S. or other countries.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer

Avery Dennison Corporation
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the first quarter of 2022 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
January 2, 2022 – January 29, 2022	151.5	$205.18	151.5	$328.4
January 30, 2022 – February 26, 2022	128.8	194.02	128.8	303.4
February 27, 2022 – April 2, 2022	568.8	167.78	568.8	208.0
Total	849.1	$178.43	849.1	$208.0
(1)The periods shown are our fiscal periods during the thirteen-week quarter ended April 2, 2022.
(2)Shares in thousands.
(3)In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, excluding any fees, commissions or other expenses related to such purchases. This Board authorization will remain in effect until shares in the amount authorized thereunder have been repurchased..
(4)Dollars in millions.

In April 2022, subsequent to the end of the first quarter of 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization pursuant to which purchases were made in the periods shown in the table above. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable

Avery Dennison Corporation
ITEM 6. EXHIBITS

Exhibit 10.1*	Offer Letter to Deena Baker-Nel
Exhibit 10.2*	Offer Letter to Ignacio Walker
Exhibit 10.3*	Offer Letter to Deon Stander
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	Inline XBRL Extension Schema Document
Exhibit 101.CAL***	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	Inline XBRL Extension Definition Linkbase Document
Exhibit 104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 inline XBRL document set
____________________

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

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

May 3, 2022