Form 10-Q
period 2022-07-02
Avery Dennison Corp
filed 2022-08-02
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of July 30, 2022: 81,256,407

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2022 QUARTERLY REPORT ON FORM 10-Q

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
We believe that the most significant risk factors that could affect our financial performance in the near term include: (i) the impacts to underlying demand for our products from global economic conditions, political uncertainty, and changes in environmental standards and governmental regulations, including as a result of COVID-19; (ii) the availability of raw materials; (iii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iv) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; (v) foreign currency fluctuations; and (vi) the execution and integration of acquisitions, including the acquisition of CB Velocity Holdings, LLC ("Vestcom").
The more significant risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K filed on February 23, 2022, and subsequent quarterly reports on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:
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

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	July 2, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$164.8	$162.7
Trade accounts receivable, less allowances of $35.6 and $33 at July 2, 2022 and January 1, 2022, respectively	1,565.1	1,424.5
Inventories	990.1	907.2
Other current assets	228.8	240.2
Total current assets	2,948.8	2,734.6
Property, plant and equipment, net	1,451.0	1,477.7
Goodwill	1,856.0	1,881.5
Other intangibles resulting from business acquisitions, net	882.6	911.4
Deferred tax assets	119.9	130.2
Other assets	834.1	836.2
	$8,092.4	$7,971.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$738.6	$318.8
Accounts payable	1,410.9	1,298.8
Accrued payroll and employee benefits	220.5	299.0
Other current liabilities	630.5	631.3
Total current liabilities	3,000.5	2,547.9
Long-term debt and finance leases	2,493.4	2,785.9
Long-term retirement benefits and other liabilities	433.7	474.9
Deferred tax liabilities and income taxes payable	227.9	238.5
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at July 2, 2022 and January 1, 2022; issued – 124,126,624 shares at July 2, 2022 and January 1, 2022; outstanding – 81,373,833 shares and 82,605,953 shares at July 2, 2022 and January 1, 2022, respectively	124.1	124.1
Capital in excess of par value	855.9	862.3
Retained earnings	4,182.0	3,880.7
Treasury stock at cost, 42,752,791 shares and 41,520,671 shares at July 2, 2022 and January 1, 2022, respectively	(2,914.0)	(2,659.8)
Accumulated other comprehensive loss	(311.1)	(282.9)
Total shareholders’ equity	1,936.9	1,924.4
	$8,092.4	$7,971.6
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$2,347.0	$2,102.0	$4,696.3	$4,153.3
Cost of products sold	1,703.5	1,525.7	3,411.5	2,980.0
Gross profit	643.5	576.3	1,284.8	1,173.3
Marketing, general and administrative expense	332.7	307.0	687.7	619.3
Other expense (income), net	3.4	(.6)	1.8	.3
Interest expense	20.8	16.0	40.4	32.2
Other non-operating expense (income), net	(1.3)	(1.4)	(2.7)	(2.7)
Income before taxes	287.9	255.3	557.6	524.2
Provision for income taxes	73.4	70.4	144.9	128.5
Equity method investment (losses) gains	—	(1.1)	—	(2.4)
Net income	$214.5	$183.8	$412.7	$393.3

Per share amounts:
Net income per common share	$2.63	$2.21	$5.03	$4.74
Net income per common share, assuming dilution	$2.61	$2.19	$5.00	$4.69

Weighted average number of shares outstanding:
Common shares	81.7	83.0	82.0	83.0
Common shares, assuming dilution	82.1	83.8	82.6	83.9
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$214.5	$183.8	$412.7	$393.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	(53.7)	10.1	(33.4)	17.7
Pension and other postretirement benefits	.9	.8	1.7	2.0
Cash flow hedges	1.7	7.6	3.5	2.3
Other comprehensive income (loss), net of tax	(51.1)	18.5	(28.2)	22.0
Total comprehensive income, net of tax	$163.4	$202.3	$384.5	$415.3
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Operating Activities
Net income	$412.7	$393.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88.2	80.8
Amortization	57.0	28.8
Provision for credit losses and sales returns	23.9	17.5
Stock-based compensation	23.9	18.5
Pension plan settlement loss	—	.4
Deferred taxes and other non-cash taxes	8.6	10.6
Other non-cash expense and loss (income and gain), net	15.0	13.8
Changes in assets and liabilities and other adjustments	(234.9)	(86.9)
Net cash provided by operating activities	394.4	476.8

Investing Activities
Purchases of property, plant and equipment	(106.8)	(83.8)
Purchases of software and other deferred charges	(9.9)	(6.4)
Proceeds from sales of property, plant and equipment	2.1	1.0
Proceeds from insurance and sales (purchases) of investments, net	2.0	.4
Proceeds from sale of product line	—	6.7
Payments for acquisitions, net of cash acquired, and investments in businesses	(37.0)	(33.8)
Net cash used in investing activities	(149.6)	(115.9)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	176.9	(36.2)
Repayments of long-term debt and finance leases	(3.4)	(3.1)
Dividends paid	(117.4)	(108.0)
Share repurchases	(268.7)	(95.0)
Net (tax withholding) proceeds related to stock-based compensation	(25.1)	(25.3)
Net cash used in financing activities	(237.7)	(267.6)

Effect of foreign currency translation on cash balances	(5.0)	(.8)
Increase (decrease) in cash and cash equivalents	2.1	92.5
Cash and cash equivalents, beginning of year	162.7	252.3
Cash and cash equivalents, end of period	$164.8	$344.8
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
Fiscal Periods
The three and six months ended July 2, 2022 and July 3, 2021 each consisted of thirteen-week and twenty-six week periods, respectively.
Note 2. Acquisitions
During January 2022, we completed our acquisitions of TexTrace AG ("TexTrace"), a Switzerland-based technology developer specializing in custom-made woven and knitted radio-frequency identification ("RFID") products that can be sewn onto or inserted into garments, and Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi (collectively, "Rietveld"), a Netherlands-based provider of external embellishment solutions and application and printing methods for performance brands and team sports in Europe. These acquisitions expand the product portfolio in our Retail Branding and Information Solutions ("RBIS") reportable segment.
The acquisitions of TexTrace and Rietveld are referred to collectively as the "2022 Acquisitions."
The aggregate purchase consideration for the 2022 Acquisitions was approximately $35 million. We funded the 2022 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to $30 million, subject to the acquired company achieving certain post-acquisition performance targets. As of the acquisition date, we include an estimate of the fair value of these earn-out payments in the aggregate purchase consideration.
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
Changes in the net carrying amount of goodwill for the six months ended July 2, 2022 by reportable segment are shown below.

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of January 1, 2022	$456.4	$1,236.0	$189.1	$1,881.5
Acquisitions(1)	—	16.3	—	16.3
Acquisition adjustment(2)	—	(2.3)	—	(2.3)
Translation adjustments	(21.0)	(10.9)	(7.6)	(39.5)
Goodwill as of July 2, 2022	$435.4	$1,239.1	$181.5	$1,856.0
(1)Goodwill acquired related to the 2022 Acquisitions. We expect the recognized goodwill related to the 2022 Acquisitions to be non-deductible for income tax purposes.
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
Amortization expense for all finite-lived intangible assets resulting from business acquisitions was $20.6 million and $6.5 million for the three months ended July 2, 2022 and July 3, 2021, respectively, and $41.1 million and $12.9 million for the six months ended July 2, 2022 and July 3, 2021, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2022 and for each of the next four fiscal years is shown below. These amounts include the effects of the 2022 Acquisitions and updated amounts from year-end 2021.

Estimated Amortization Expense
2022 (remainder of year)	$41.0
2023	81.0
2024	79.4
2025	78.6
2026	75.6
Note 4. Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.03 billion at July 2, 2022 and $3.25 billion at January 1, 2022. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $800 million revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt in relation to a certain measure of income. As of both July 2, 2022 and January 1, 2022, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of July 2, 2022 or January 1, 2022.
Note 5. Cost Reduction Actions
2019/2020 Actions
During the six months ended July 2, 2022, we recorded $4 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 220 positions at numerous locations across our company. These actions, which were primarily taken in our RBIS reportable segment, largely related to global headcount and footprint reductions. Accruals for severance and related costs, as well as lease cancellation costs, were not material as of July 2, 2022.
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
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $14.4 million as of July 2, 2022, which was included in "Other Assets" and $(10.3) million as of January 1, 2022, which was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 10, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap to earnings during the three or six months ended July 2, 2022 or July 3, 2021.

Avery Dennison Corporation
Note 7. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income before taxes	$287.9	$255.3	$557.6	$524.2
Provision for income taxes	73.4	70.4	144.9	128.5
Effective tax rate	25.5%	27.6%	26.0%	24.5%
Our provision for income taxes for the three and six months ended July 2, 2022 included $7 million and $13.7 million, respectively, of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for the three and six months ended July 2, 2022 also included $5.8 million of net discrete tax benefit primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.
Our provision for income taxes for the three and six months ended July 3, 2021 included $7 million and $14 million, respectively, of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for income taxes for the three and six months ended July 3, 2021 included $3.5 million of net discrete tax charge related to tax effects on outcomes of certain legal proceedings and $3.6 million of net discrete tax benefit primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years. Our provision for income taxes for the six months ended July 3, 2021 also reflected $14.1 million of return-to-provision benefit related to an election made on our amended 2018 U.S. federal tax return.
In fiscal year 2020, the U.S. Department of Treasury issued final regulations that provide certain U.S. taxpayers with an annual election to exclude foreign income subject to a high effective tax rate from their GILTI inclusions. We have not yet determined whether to make the election for tax year 2021 or 2022. We continue to evaluate the impact of these elections and currently anticipate that the benefit from making this election on our 2021 or 2022 U.S. federal tax return may be significant.
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
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $5 million, primarily as a result of closing tax years.
Note 8. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(A)Net income	$214.5	$183.8	$412.7	$393.3
(B)Weighted average number of common shares outstanding	81.7	83.0	82.0	83.0
Dilutive shares (additional common shares issuable under stock-based awards)	.4	.8	.6	.9
(C) Weighted average number of common shares outstanding, assuming dilution	82.1	83.8	82.6	83.9
Net income per common share: (A) ÷ (B)	$2.63	$2.21	$5.03	$4.74
Net income per common share, assuming dilution: (A) ÷ (C)	$2.61	$2.19	$5.00	$4.69

Avery Dennison Corporation
Certain stock-based compensation awards were not included in the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three or six months ended July 2, 2022 or July 3, 2021.
Note 9. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$844.6	$845.8	$862.3	$862.1
Issuance of shares under stock-based compensation plans(1)	11.3	.7	(6.4)	(15.6)
Ending balance	$855.9	$846.5	$855.9	$846.5
Retained earnings
Beginning balance	$4,023.2	$3,504.4	$3,880.7	$3,349.3
Net income	214.5	183.8	412.7	393.3
Issuance of shares under stock-based compensation plans(1)	.9	.6	(4.9)	(7.1)
Contribution of shares to 401(k) plan(1)	4.6	4.9	10.9	9.8
Dividends	(61.2)	(56.4)	(117.4)	(108.0)
Ending balance	$4,182.0	$3,637.3	$4,182.0	$3,637.3
Treasury stock at cost
Beginning balance	$(2,799.4)	$(2,546.3)	$(2,659.8)	$(2,501.0)
Repurchase of shares for treasury	(117.2)	(39.4)	(268.7)	(95.0)
Issuance of shares under stock-based compensation plans(1)	.7	7.6	10.4	16.2
Contribution of shares to 401(k) plan(1)	1.9	1.4	4.1	3.1
Ending balance	$(2,914.0)	$(2,576.7)	$(2,914.0)	$(2,576.7)
Accumulated other comprehensive loss
Beginning balance	$(260.0)	$(346.1)	$(282.9)	$(349.6)
Other comprehensive income (loss), net of tax	(51.1)	18.5	(28.2)	22.0
Ending balance	$(311.1)	$(327.6)	$(311.1)	$(327.6)
(1)We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
Dividends per common share were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Dividends per common share	$.75	$.68	$1.43	$1.30
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. As of July 2, 2022, shares of our common stock in the aggregate amount of $840.8 million remained authorized for repurchase under our outstanding Board authorizations.

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 2, 2022 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 1, 2022	$(217.4)	$(60.4)	$(5.1)	$(282.9)
Other comprehensive income (loss) before reclassifications, net of tax	(33.4)	—	4.6	(28.8)
Reclassifications to net income, net of tax	—	1.7	(1.1)	.6
Other comprehensive income (loss), net of tax	(33.4)	1.7	3.5	(28.2)
Balance as of July 2, 2022	$(250.8)	$(58.7)	$(1.6)	$(311.1)
The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 3, 2021 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2021	$(248.1)	$(92.7)	$(8.8)	$(349.6)
Other comprehensive income (loss) before reclassifications, net of tax	17.7	—	3.5	21.2
Reclassifications to net income, net of tax	—	2.0	(1.2)	.8
Other comprehensive income (loss), net of tax	17.7	2.0	2.3	22.0
Balance as of July 3, 2021	$(230.4)	$(90.7)	$(6.5)	$(327.6)
Note 10. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of July 2, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$31.5	$25.2	$6.3	$—
Derivative assets	11.7	1.4	10.3	—
Bank drafts	7.4	7.4	—	—
Cross-currency swap	14.4	—	14.4	—
Liabilities
Derivative liabilities	$8.1	$—	$8.1	$—
Contingent consideration liabilities	11.9	—	—	11.9

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of January 1, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$33.9	$27.1	$6.8	$—
Derivative assets	7.1	.6	6.5	—
Bank drafts	14.1	14.1	—	—
Liabilities
Cross-currency swap	$10.3	$—	$10.3	$—
Derivative liabilities	3.6	—	3.6	—
Contingent consideration liabilities	7.6	—	—	7.6
Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of July 2, 2022, investments of $0.3 million and $31.2 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of January 1, 2022, investments of $0.5 million and $33.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with certain acquisitions completed in 2022 and 2021. These payments are dependent on the respective acquired company achieving certain post-acquisition performance targets and are recorded based on the expected payments as of July 2, 2022. We have classified these liabilities as Level 3.
In addition to the items described above, we also have made venture investments in privately held companies and utilize the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost less impairment plus or minus observable price changes in orderly transactions. The total carrying value of our venture investments was approximately $58 million and $52 million as of July 2, 2022 and January 1, 2022, respectively, and included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.
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
We are currently party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products infringed on its patent. We recorded a contingent liability related to this matter in the second quarter of 2021 in the amount of $26.6 million based on a jury verdict issued on May 14, 2021. During the third quarter of 2021, the first instance judgment associated with the jury verdict was issued. This resulted in additional potential liability of $35.8 million for, among other things, royalties on a higher number of tags and royalties on tags sold after March 31, 2021. We have not increased our previously recorded contingent liability for this additional potential liability. With continued evaluation of the matter and our defenses, as well as consultation with our outside counsel, we continue to believe that Adasa’s patent is invalid and that, even if valid, we have not infringed it, and that the royalty rate used as the basis for the jury’s determination is unreasonable under prevailing industry standards, as well as that any liability related to this matter would be substantially lower than that which is reflected in either the jury verdict or the first instance judgment. On October 22, 2021, we appealed the judgment to the United States Court of Appeals for the Federal Circuit and continue to believe meritorious defenses exist to significantly reduce the liability we currently have recorded. As our appeal is still pending, we maintained our current contingent liability of $26.6 million for this matter as a reasonable estimate within the range of probable outcomes. We have largely completed our migration to alternative encoding methods used in our other RFID tags.

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
As of July 2, 2022, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the six months ended July 2, 2022 is shown below.

(In millions)
Balance at January 1, 2022	$21.9
Charges, net of reversals	1.0
Payments	(.9)
Balance at July 2, 2022	$22.0
Approximately $3 million and $2 million, respectively, of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of July 2, 2022 and January 1, 2022.
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

Avery Dennison Corporation

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$417.5	$357.7	$837.1	$722.6
Europe	580.4	535.9	1,139.4	1,051.5
Asia	290.0	297.9	598.8	621.0
Latin America	115.0	100.9	221.0	196.4
Other international	88.9	83.8	175.7	161.7
Total Label and Graphic Materials	1,491.8	1,376.2	2,972.0	2,753.2
Retail Branding and Information Solutions:
Apparel	486.7	469.6	1,001.3	898.0
Identification Solutions and Vestcom	170.8	59.7	335.2	114.0
Total Retail Branding and Information Solutions	657.5	529.3	1,336.5	1,012.0
Industrial and Healthcare Materials	197.7	196.5	387.8	388.1
Net sales to unaffiliated customers	$2,347.0	$2,102.0	$4,696.3	$4,153.3
Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Intersegment sales
Label and Graphic Materials	$29.9	$24.7	$58.6	$46.3
Retail Branding and Information Solutions	8.1	9.4	19.1	17.7
Industrial and Healthcare Materials	4.8	2.2	9.8	4.3
Intersegment sales	$42.8	$36.3	$87.5	$68.3
Income before taxes
Label and Graphic Materials	$226.3	$228.1	$433.5	$454.3
Retail Branding and Information Solutions	84.6	42.1	174.9	102.1
Industrial and Healthcare Materials	20.4	22.5	36.0	46.0
Corporate expense	(23.9)	(22.8)	(49.1)	(48.7)
Interest expense	(20.8)	(16.0)	(40.4)	(32.2)
Other non-operating expense (income), net	1.3	1.4	2.7	2.7
Income before taxes	$287.9	$255.3	$557.6	$524.2
Other expense (income), net, by reportable segment and Corporate
Label and Graphic Materials	$.5	$(28.5)	$(2.7)	$(30.4)
Retail Branding and Information Solutions	1.3	27.5	2.9	29.6
Industrial and Healthcare Materials	.1	.5	.1	.6
Corporate	1.5	(.1)	1.5	.5
Other expense (income), net	$3.4	$(.6)	$1.8	$.3

Avery Dennison Corporation
Other expense (income), net, by type was as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$3.1	$1.6	$4.0	$4.0
Asset impairment charges and lease cancellation costs	—	.1	—	.6
Other items:
Transaction and related costs	.1	—	.3	.7
Outcomes of legal proceedings, net(1)	.7	(2.5)	1.7	(.4)
(Gain) loss on sales of assets, net	(.5)	.2	(.5)	.2
Gain on venture investment	—	—	(3.7)	—
Gain on sale of product line	—	—	—	(4.8)
Other expense (income), net	$3.4	$(.6)	$1.8	$.3
(1) First six months of 2021 include an indirect tax credit based on a Brazilian Federal Supreme Court ruling in the amount of $29.1 million, partially offset by a contingent liability related to a patent infringement lawsuit in the amount of $26.6 million. Refer to Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding the patent infringement lawsuit.

Note 13. Supplemental Financial Information
Inventories
The table below summarizes the amounts in inventories.

(In millions)	July 2, 2022	January 1, 2022
Raw materials	$435.9	$393.6
Work-in-progress	254.5	233.1
Finished goods	299.7	280.5
Inventories	$990.1	$907.2
Property, Plant and Equipment
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	July 2, 2022	January 1, 2022
Property, plant and equipment	$3,591.8	$3,626.2
Accumulated depreciation	(2,140.8)	(2,148.5)
Property, plant and equipment, net	$1,451.0	$1,477.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Beginning balance	$33.0	$44.6
Provision for (reversal of) credit losses	5.7	(2.7)
Amounts written off	(1.9)	(2.5)
Other, including foreign currency translation	(1.2)	—
Ending balance	$35.6	$39.4

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
NON-GAAP FINANCIAL MEASURES
We report our financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures. These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures. These non-GAAP financial measures are intended to supplement the presentation of our financial results prepared in accordance with GAAP. Based on feedback from investors and financial analysts, we believe that the supplemental non-GAAP financial measures we provide are useful to their assessments of our performance and operating trends, as well as liquidity.
Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it more difficult to assess our underlying performance in a single period. By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, outcomes of certain legal proceedings, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, gains or losses on venture investments and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency or timing.
We use these non-GAAP financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for quarters and year-to-date periods, as applicable.
We use the non-GAAP financial measures described below in this MD&A.
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation and the reclassification of sales between segments, and, where applicable, an extra week in our fiscal year and the calendar shift resulting from the extra week in the prior fiscal year, and currency adjustment for transitional reporting of highly inflationary economies. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of currency fluctuations.
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
•Operational working capital as a percentage of annualized current quarter net sales refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities, as well as net current assets or liabilities held-for-sale divided by annualized current quarter net sales. We believe that operational working capital as a percentage of annualized current quarter net sales assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets and other current liabilities) that tend to be disparate in amount, frequency or timing, and may increase the volatility of working capital as a percentage of sales from period to period. The items excluded from this measure are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect the underlying trends in our operations.

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Net Sales
The factors impacting the reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended July 2, 2022	Six Months Ended July 2, 2022
Reported net sales change	12%	13%
Foreign currency translation	5	4
Sales change ex. currency(1)	17	17
Acquisitions	(5)	(5)
Organic sales change(1)	11%	12%
(1) Totals may not sum due to rounding
In the three and six months ended July 2, 2022, net sales increased on an organic basis compared to the same period in the prior year due to pricing actions.
Net Income
Net income increased from approximately $393 million in the first six months of 2021 to approximately $413 million in the first six months of 2022. Major factors affecting the change in net income included the following:
•Net benefit of pricing, freight and raw material costs
•Higher income from business acquisitions, net of associated amortization of other intangibles
•Higher organic volume/mix
Offsetting factors:
•Unfavorable foreign currency translation
•Growth investments
•Higher employee-related costs
•Higher tax provision
Acquisitions
During January 2022, we completed our acquisitions of TexTrace AG ("TexTrace"), a Switzerland-based technology developer specializing in custom-made woven and knitted radio-frequency identification ("RFID") products that can be sewn onto or inserted into garments, and Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi (collectively, "Rietveld"), a Netherlands-based provider of external embellishment solutions and application and printing methods for performance brands and team sports in Europe. These acquisitions expand the product portfolio in our Retail Branding and Information Solutions ("RBIS") reportable segment.
The acquisitions of TexTrace and Rietveld are referred to collectively as the "2022 Acquisitions."
The aggregate purchase consideration for the 2022 Acquisitions was approximately $35 million. We funded the 2022 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to $30 million, subject to the acquired company achieving certain post-acquisition performance targets. As of the acquisition date, we include an estimate of the fair value of these earn-out payments in the aggregate purchase consideration.
The 2022 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cost Reduction Actions
2019/2020 Actions
During the six months ended July 2, 2022, we recorded $4 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 220 positions at numerous locations across our company. These actions, which were primarily taken in our RBIS reportable segment, largely related to global headcount and footprint reductions. Accruals for severance and related costs, as well as lease cancellation costs, were not material as of July 2, 2022.

Avery Dennison Corporation
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cash Flow

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Net cash provided by operating activities	$394.4	$476.8
Purchases of property, plant and equipment	(106.8)	(83.8)
Purchases of software and other deferred charges	(9.9)	(6.4)
Proceeds from sales of property, plant and equipment	2.1	1.0
Proceeds from insurance and sales (purchases) of investments, net	2.0	.4
Payments for certain acquisition-related transaction costs	.6	—
Free cash flow	$282.4	$388.0
During the first six months of 2022, net cash provided by operating activities decreased compared to the same period last year primarily due to changes in operational working capital, higher incentive compensation payments and the timing of payroll payments, partially offset by higher net income and lower tax payments. During the first six months of 2022, free cash flow decreased compared to the same period last year primarily due to a decrease in net cash provided by operating activities and an increase in purchases of property, plant and equipment.
Outlook
Certain factors that we believe may contribute to our 2022 results are described below.
•We expect net sales to increase by approximately 11%-12%, which includes a decrease of approximately 5% from the effect of foreign currency translation and an increase of approximately 3% from the effect of acquisitions.
•Based on recent exchange rates, we expect foreign currency translation to decrease our operating income by approximately $67 million.
•We expect our full year effective tax rate to be in the mid-20% range.
•We expect fixed and IT capital spend of up to $350 million.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	July 2, 2022	July 3, 2021
Net sales	$2,347.0	$2,102.0
Cost of products sold	1,703.5	1,525.7
Gross profit	643.5	576.3
Marketing, general and administrative expense	332.7	307.0
Other expense (income), net	3.4	(.6)
Interest expense	20.8	16.0
Other non-operating expense (income), net	(1.3)	(1.4)
Income before taxes	$287.9	$255.3
Gross profit margin	27.4%	27.4%
Gross Profit Margin
Gross profit margin for the second quarter of 2022 was unchanged from the same period last year as the impact of higher volume/mix offset the net impact of pricing, freight and raw material costs, as well as higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the second quarter of 2022 compared to the same period last year primarily due to the impact of acquisitions, higher employee-related costs and growth investments, partially offset by favorable foreign currency translation.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$3.1	$1.6
Asset impairment charges and lease cancellation costs	—	.1
Other items:
Transaction and related costs	.1	—
Outcomes of legal proceedings	.7	(2.5)
(Gain) loss on sales of assets, net	(.5)	.2
Other expense (income), net	$3.4	$(.6)
Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased in the second quarter of 2022 compared to the same period last year, primarily as a result of additional interest costs related to the $800 million of senior notes we issued in August 2021.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	July 2, 2022	July 3, 2021
Income before taxes	$287.9	$255.3
Provision for income taxes	73.4	70.4
Equity method investment (losses) gains	—	(1.1)
Net income	$214.5	$183.8
Per share amounts:
Net income per common share	$2.63	$2.21
Net income per common share, assuming dilution	2.61	2.19
Effective tax rate	25.5%	27.6%
Provision for Income Taxes
Our effective tax rate for the three months ended July 2, 2022 decreased compared to the same period last year primarily due to a higher net discrete benefit from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years. Refer to Note 7, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Label and Graphic Materials

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021
Net sales including intersegment sales	$1,521.7	$1,400.9
Less intersegment sales	(29.9)	(24.7)
Net sales	$1,491.8	$1,376.2
Operating income(1)	226.3	228.1
(1)Included charges associated with restructuring actions in both years and outcome of legal proceedings in 2021.	$.5	$(28.5)

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
July 2, 2022
Reported net sales change	8%
Foreign currency translation	6
Sales change ex. currency(1)	14
Organic sales change(1)	15%
(1) Totals may not sum due to rounding

In the second quarter of 2022, net sales increased on an organic basis compared to the same period in the prior year due to pricing actions, partially offset by lower volume/mix. On an organic basis, net sales increased by a mid-single digit rate in emerging markets, a high-teens rate in North America and over 20% in Western Europe.
Operating Income
Operating income decreased slightly in the second quarter of 2022 compared to the same period last year primarily due to the impact of the Brazilian indirect tax credit in the prior year, higher employee-related costs and unfavorable foreign currency translation, partially offset by the net benefit of pricing, freight and raw material costs.
Retail Branding and Information Solutions

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021
Net sales including intersegment sales	$665.6	$538.7
Less intersegment sales	(8.1)	(9.4)
Net sales	$657.5	$529.3
Operating income(1)	84.6	42.1
(1)Included transaction and related costs in 2022, charges associated with restructuring actions and (gain) loss on sale of assets in both years and outcome of legal proceedings in 2021.	$1.3	$27.5
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
July 2, 2022
Reported net sales change	24%
Reclassification of sales between segments	(1)
Foreign currency translation	4
Sales change ex. currency(1)	27
Acquisitions	(23)
Organic sales change(1)	5%
(1) Totals may not sum due to rounding
In the second quarter of 2022, on an organic basis, sales increased by a mid-teens rate in high value categories, partially offset by a low-single digit rate decrease in the base business.
Operating Income
Operating income increased in the second quarter of 2022 compared to the same period last year primarily due to the combined benefit of higher organic volume and acquisitions, the impact of the outcome of legal proceedings in the prior year and the net benefit of pricing, freight and raw material costs, partially offset by higher amortization of other intangibles resulting from business acquisitions, growth investments and higher employee-related costs.

Avery Dennison Corporation
Industrial and Healthcare Materials

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021
Net sales including intersegment sales	$202.5	$198.7
Less intersegment sales	(4.8)	(2.2)
Net sales	$197.7	$196.5
Operating income(1)	20.4	22.5
(1) Included charges associated with restructuring actions in both years.	$.1	$.5
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
July 2, 2022
Reported net sales change	1%
Foreign currency translation	4
Sales change ex. currency(1)	5
Acquisitions	2
Organic sales change(1)	7%
(1) Totals may not sum due to rounding
In the second quarter of 2022, net sales increased on an organic basis compared to the same period in the prior year by a high-teens rate in healthcare categories and a mid-single digit rate in industrial categories.
Operating Income
Operating income decreased in the second quarter of 2022 compared to the same period last year primarily due to lower volume/mix and higher employee-related costs, partially offset by the net benefit of pricing, freight and raw material costs.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
Income Before Taxes

	Six Months Ended
(In millions, except percentages)	July 2, 2022	July 3, 2021
Net sales	$4,696.3	$4,153.3
Cost of products sold	3,411.5	2,980.0
Gross profit	1,284.8	1,173.3
Marketing, general and administrative expense	687.7	619.3
Other expense (income), net	1.8	.3
Interest expense	40.4	32.2
Other non-operating expense (income), net	(2.7)	(2.7)
Income before taxes	$557.6	$524.2
Gross profit margin	27.4%	28.2%
Gross Profit Margin
Gross profit margin for the first six months of 2022 decreased from the same period last year primarily due to net impact of pricing, freight and raw material costs, as well as higher employee-related costs, partially offset by the impact of higher volume/mix.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first six months of 2022 compared to the same period last year primarily due to the impact of acquisitions, growth investments and higher employee-related costs, partially offset by favorable foreign currency translation.

Avery Dennison Corporation
Other Expense (Income), Net

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$4.0	$4.0
Asset impairment charges and lease cancellation costs	—	.6
Other items:
Transaction and related costs	.3	.7
Outcomes of legal proceedings, net	1.7	(.4)
(Gain) loss on sales of assets, net	(.5)	.2
Gain on venture investment	(3.7)	—
Gain on sale of product line	—	(4.8)
Other expense (income), net	$1.8	$.3
Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 12, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information regarding outcomes of legal proceedings.
Interest Expense
Interest expense increased in the first six months of 2022 compared to the same period last year, primarily as a result of additional interest costs related to the $800 million of senior notes we issued in August 2021.
Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts and percentages)	July 2, 2022	July 3, 2021
Income before taxes	$557.6	$524.2
Provision for income taxes	144.9	128.5
Equity method investment (losses) gains	—	(2.4)
Net income	$412.7	$393.3
Per share amounts:
Net income per common share	$5.03	$4.74
Net income per common share, assuming dilution	5.00	4.69
Effective tax rate	26.0%	24.5%
Provision for Income Taxes
Our effective tax rate for the six months ended July 2, 2022 increased compared to the same period last year primarily due to a discrete return-to-provision benefit during the six months ended July 3, 2021 related to the election made on our amended 2018 U.S. federal tax return. Refer to Note 7, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
We estimate our effective tax rate for fiscal year 2022 to be in the mid-20% range. Our effective tax rate can vary from quarter to quarter due to a variety of factors, such as changes in the mix of earnings in countries with differing statutory tax rates, changes in tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision adjustments, tax impacts related to stock-based payments and execution of tax planning strategies.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Operating income refers to income before taxes, interest and other non-operating expense (income), net.

Avery Dennison Corporation
Label and Graphic Materials

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Net sales including intersegment sales	$3,030.6	$2,799.5
Less intersegment sales	(58.6)	(46.3)
Net sales	$2,972.0	$2,753.2
Operating income(1)	433.5	454.3
(1)Included gain on venture investment in 2022, charges associated with restructuring actions in both years and transaction and related costs, outcomes of legal proceedings and gain on sale of product line in 2021.	$(2.7)	$(30.4)
Net Sales
The factors impacting reported net sales change are shown in the table below.

Six Months Ended
July 2, 2022
Reported net sales change	8%
Foreign currency translation	5
Sales change ex. currency(1)	13
Organic sales change(1)	13%
(1) Totals may not sum due to rounding
In the first six months of 2022, net sales increased on an organic basis compared to the same period in the prior year due to pricing actions, partially offset by lower volume/mix. On an organic basis, net sales increased by a mid-single digit rate in emerging markets, a high-teens rate in North America and over 20% in Western Europe.
Operating Income
Operating income decreased in the first six months of 2022 compared to the same period last year primarily due to the impact of the Brazilian indirect tax credit in the prior year, unfavorable foreign currency translation and higher employee-related costs, partially offset by the net benefit of pricing, freight and raw material costs.
Retail Branding and Information Solutions

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Net sales including intersegment sales	$1,355.6	$1,029.7
Less intersegment sales	(19.1)	(17.7)
Net sales	$1,336.5	$1,012.0
Operating income(1)	174.9	102.1
(1) Included charges associated with restructuring actions, outcome of legal proceedings, transaction and related costs and (gain) loss on sale of assets in both years.	$2.9	$29.6
Net Sales
The factors impacting reported net sales change are shown in the table below.

Six Months Ended
July 2, 2022
Reported net sales change	32%
Reclassification of sales between segments	(1)
Foreign currency translation	3
Sales change ex. currency(1)	35
Acquisitions	(23)
Organic sales change(1)	12%
(1)Totals may not sum due to rounding

Avery Dennison Corporation
In the first six months of 2022, on an organic basis, sales increased by over 20% in high value categories and by a mid-single digit rate in the base business.
Company-wide, on an organic basis, sales of Intelligent Labels solutions increased by roughly 20%.
Operating Income
Operating income increased in the first six months of 2022 compared to the same period last year primarily due to the combined benefit of higher organic volume and acquisitions and the impact of the outcome of legal proceedings in the prior year, partially offset by higher amortization of other intangibles resulting from business acquisitions, growth investments and employee-related costs.
Industrial and Healthcare Materials

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Net sales including intersegment sales	$397.6	$392.4
Less intersegment sales	(9.8)	(4.3)
Net sales	$387.8	$388.1
Operating income(1)	36.0	46.0
(1) Included charges associated with restructuring actions in both years and transaction and related costs and gain on sale of assets in 2021.	$.1	$.6
Net Sales
The factors impacting reported net sales change are shown in the table below.

Six Months Ended
July 2, 2022
Reported net sales change	—%
Foreign currency translation	3
Sales change ex. currency(1)	3
Acquisitions	2
Organic sales change(1)	5%
(1) Totals may not sum due to rounding
In the first six months of 2022, net sales increased on an organic basis compared to the same period in the prior year by a low-single digit rate in industrial categories and a mid-teens rate in healthcare categories.
Operating Income
Operating income decreased in the first six months of 2022 compared to the same period last year primarily due to lower volume/mix and higher employee-related costs, partially offset by the net benefit of pricing, freight and raw material costs.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Operating Activities

	Six months ended
(In millions)	July 2, 2022	July 3, 2021
Net income	$412.7	$393.3
Depreciation	88.2	80.8
Amortization	57.0	28.8
Provision for credit losses and sales returns	23.9	17.5
Stock-based compensation	23.9	18.5
Pension plan settlement loss	—	.4
Deferred taxes and other non-cash taxes	8.6	10.6
Other non-cash expense and loss (income and gain), net	15.0	13.8
Changes in assets and liabilities and other adjustments	(234.9)	(86.9)
Net cash provided by operating activities	$394.4	$476.8
During the first six months of 2022, net cash provided by operating activities decreased compared to the same period last year primarily due to changes in operational working capital, higher incentive compensation payments and the timing of payroll payments, partially offset by higher net income and lower tax payments.
Investing Activities

	Six months ended
(In millions)	July 2, 2022	July 3, 2021
Purchases of property, plant and equipment	$(106.8)	$(83.8)
Purchases of software and other deferred charges	(9.9)	(6.4)
Proceeds from sales of property, plant and equipment	2.1	1.0
Proceeds from insurance and sales (purchases) of investments, net	2.0	.4
Proceeds from sale of product line	—	6.7
Payments for acquisitions, net of cash acquired, and investments in businesses	(37.0)	(33.8)
Net cash used in investing activities	$(149.6)	$(115.9)
Purchases of Property, Plant and Equipment
During the first six months of 2022, we primarily invested in buildings and equipment to support growth in certain countries in Europe, in the U.S. and in certain countries in Latin America for our Labels and Graphic Materials (“LGM”) reportable segment, in the U.S. for our IHM reportable segment, and in certain countries in Asia and the U.S. for our RBIS reportable segment. During the first six months of 2021, we primarily invested in equipment to support growth in the U.S. and certain countries in Europe and Asia for our LGM reportable segment, in the U.S. for our IHM reportable segment, and in certain countries in Asia for our RBIS reportable segment.
Purchases of Software and Other Deferred Charges
During the first six months of 2022, we primarily invested in information technology upgrades in the U.S. and Asia. During the first six months of 2021, we primarily invested in information technology upgrades in the U.S. and Europe.
Proceeds from Sale of Product Line
During the first six months of 2021, proceeds from the sale of a product line were in our LGM reportable segment.
Payments for Acquisitions, Net of Cash Acquired, and Investments in Businesses
During the first six months of 2022, we paid consideration, net of cash acquired, of approximately $30 million for the 2022 Acquisitions. We funded the 2022 Acquisitions using cash and commercial paper borrowings. During the first six months of 2021, we paid consideration, net of cash acquired, of approximately $32 million for acquisitions, which we funded using cash and commercial paper borrowings. We also made certain venture investments in the first six-months of both 2022 and 2021.

Avery Dennison Corporation
Financing Activities

	Six months ended
(In millions)	July 2, 2022	July 3, 2021
Net increase (decrease) in borrowings with maturities of three months or less	$176.9	$(36.2)
Repayments of long-term debt and finance leases	(3.4)	(3.1)
Dividends paid	(117.4)	(108.0)
Share repurchases	(268.7)	(95.0)
Net (tax withholding) proceeds related to stock-based compensation	(25.1)	(25.3)
Net cash used in financing activities	$(237.7)	$(267.6)
Borrowings and Repayment of Debt
During the first six months of 2022 and 2021, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
Refer to Note 2, “Acquisitions,” and Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $1.43 per share in the first six months of 2022 compared to $1.30 per share in the same period last year. In April 2022, we increased our quarterly dividend rate to $.75 per share, representing an increase of approximately 10% from our previous quarterly dividend rate of $.68 per share.
Share Repurchases
During the first six months of 2022 and 2021, we repurchased approximately 1.5 million and 0.5 million shares of our common stock, respectively.
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. As of July 2, 2022, shares of our common stock in the aggregate amount of $840.8 million remained authorized for repurchase under our outstanding Board authorizations.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the six months ended July 2, 2022, goodwill decreased by approximately $26 million to $1.86 billion, which reflected the impact of foreign currency translation, partially offset by the preliminary valuation of goodwill associated with the 2022 Acquisitions.
In the six months ended July 2, 2022, other intangibles resulting from business acquisitions, net, decreased by approximately $29 million to $882.6 million, which reflected current year amortization expense and the impact of foreign currency translation, partially offset by the preliminary valuation of intangible assets associated with the 2022 Acquisitions.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of July 2, 2022, the balance of our shareholders’ equity was $1.94 billion. Refer to Note 9, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Six Months Ended
(In millions)	July 2, 2022
Change in net sales	$(150)
International operations generated approximately 72% of our net sales during the six months ended July 2, 2022. Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

Avery Dennison Corporation
The unfavorable impact of foreign currency translation on net sales in the first six months of 2022 compared to the same period last year was primarily related to euro-denominated sales.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital (deficit) below. Working capital (deficit) (current assets minus current liabilities) as of the second quarter 2022 decreased approximately $711 million compared to the second quarter of 2021 primarily due to higher commercial paper borrowings, the reclassification of the $250 million of senior notes due in the second quarter of 2023 and lower cash and cash equivalents, partially offset by an increase in operational working capital. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the second quarter of 2022 was higher compared to the second quarter of 2021.

(In millions, except percentages)	July 2, 2022	July 3, 2021
(A) Working capital (deficit)	$(51.7)	$659.1
Reconciling items:
Cash and cash equivalents	(164.8)	(344.8)
Other current assets	(228.8)	(233.1)
Short-term borrowings and current portion of long-term debt and finance leases	738.6	33.6
Accrued payroll and employee benefits and other current liabilities	851.0	822.4
(B) Operational working capital	$1,144.3	$937.2
(C) Second-quarter net sales, annualized	$9,388.0	$8,408.0
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	12.2%	11.1%
Accounts Receivable Ratio
The average number of days sales outstanding was 61 days in the second quarter of 2022 compared to 58 days in the second quarter of 2021, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter. The increase in average number of days sales outstanding was primarily due to the timing of collections and impact of acquisitions, partially offset by foreign currency translation.
Inventory Ratio
Average inventory turnover was 6.9 in the second quarter of 2022 compared to 7.4 in the second quarter of 2021, calculated using the annualized second-quarter cost of products sold in 2022 and 2021, respectively, and divided by the inventory balance at quarter-end. The decrease in average inventory turnover primarily reflected increased inventory to manage through supply chain constraints.
Accounts Payable Ratio
The average number of days payable outstanding was 75 days in the second quarter of 2022 compared to 73 days in the second quarter of 2021, calculated using the accounts payable balance at quarter-end divided by the respective annualized second-quarter cost of products sold. The increase in average number of days payable outstanding primarily reflected higher accounts payable balances due to our increased inventory to manage through supply chain constraints, partially offset by the impact of acquisitions and foreign currency translation.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our Revolver. We use these resources to fund our operational needs.

Avery Dennison Corporation
As of July 2, 2022, we had cash and cash equivalents of $164.8 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations throughout the world. As of July 2, 2022, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Asia Pacific.
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
The Revolver, which matures in February 2025, is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of July 2, 2022 or January 1, 2022.
We currently anticipate using cash flows from operations and commercial paper borrowings to repay approximately $250 million of senior notes maturing in the second quarter of 2023.
Capital from Debt
The carrying value of our total debt increased by approximately $127 million in the first six months of 2022 to $3.23 billion, primarily reflecting a net increase in commercial paper borrowings.
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

We continue to face uncertainty from relations between the U.S. and China. Over the past few years, the U.S. government has imposed additional tariffs on products imported into the U.S. from China. This has resulted in reciprocal tariffs on goods imported from the U.S. into China. The impacts on our operations to date have not been significant. There remains risk that our business could be significantly impacted if additional tariffs or other restrictions are imposed on products. Any of these actions or further developments in international trade relations could have a material adverse effect on our business.

In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as civil, political and economic disturbances in places such as the U.S., Russia, Ukraine, Afghanistan, Syria, Iraq, Iran, Turkey, North Korea, Hong Kong and Sri Lanka and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have a material adverse effect on our business. In February 2022, Russia invaded Ukraine resulting in the U.S., Canada, the European Union and other countries imposing economic sanctions on Russia. Additional potential sanctions and penalties have been proposed or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. Any Russian response could also disrupt commercial and financial transactions. We have ceased shipment of all products for the Russian market. Our sales for the Russian market were approximately 1% of our net sales in 2021. Further, the continuing conflict in Ukraine has spilled over into neighboring countries due to the displacement of a large number of refugees, which could adversely impact the global supply chain and disrupt our operations or negatively impact the demand for our products in our primary end markets. Any such disruption could have a material adverse effect to our financial results.

We are not able to predict the duration and severity of adverse economic, social, political or market conditions in the U.S. or other countries.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer

Avery Dennison Corporation
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the second quarter of 2022 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
April 3, 2022 – April 30, 2022	308.0	$172.12	308.0	$905.0
May 1, 2022 – May 28, 2022	212.7	173.44	212.7	868.1
May 29, 2022 – July 2, 2022	166.0	164.31	166.0	840.8
Total	686.7	$170.64	686.7	$840.8
(1)The periods shown are our fiscal periods during the thirteen-week quarter ended July 2, 2022.
(2)Shares in thousands.
(3)In April 2019, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $650 million, excluding any fees, commissions or other expenses related to such purchases. In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased..
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

August 2, 2022