Form 10-Q
period 2022-10-01
Avery Dennison Corp
filed 2022-11-01
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of October 29, 2022: 80,969,014

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2022 QUARTERLY REPORT ON FORM 10-Q

Safe Harbor Statement
The matters discussed in this Quarterly Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events, that may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof, and other expressions that refer to future events and trends, identify forward-looking statements. These forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties.
We believe that the most significant risk factors that could affect our financial performance in the near term include: (i) the impacts to underlying demand for our products from global economic conditions, political uncertainty, and changes in environmental standards and governmental regulations, including as a result of COVID-19; (ii) the cost and availability of raw materials; (iii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iv) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; (v) foreign currency fluctuations; and (vi) the execution and integration of acquisitions.
The more significant risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K filed on February 23, 2022, and subsequent quarterly reports on Form 10-Q. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, environmental standards, laws and regulations, and customer preferences; the impact of competitive products and pricing; execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; financial condition of distributors; outsourced manufacturers; product and service quality; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; successful implementation of new manufacturing technologies and installation of manufacturing equipment; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; and collection of receivables from customers
•International Operations – worldwide and local economic and market conditions; changes in political conditions, including those related to the Russian invasion of Ukraine; and fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets
•COVID-19
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; and the realization of deferred tax assets
•Information Technology – disruptions in information technology systems or data security breaches, including cyber-attacks or other intrusions to network security; and successful installation of new or upgraded information technology systems
•Human Capital – recruitment and retention of employees; and collective labor arrangements
•Our Indebtedness – credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest rates; volatility of financial markets; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of intellectual property; impact of legal and regulatory proceedings, including with respect to environmental, anti-corruption, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the date of this Form 10-Q. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	October 1, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$128.2	$162.7
Trade accounts receivable, less allowances of $32.7 and $33 at October 1, 2022 and January 1, 2022, respectively	1,585.6	1,424.5
Inventories	1,014.4	907.2
Other current assets	233.6	240.2
Total current assets	2,961.8	2,734.6
Property, plant and equipment, net	1,442.6	1,477.7
Goodwill	1,824.8	1,881.5
Other intangibles resulting from business acquisitions, net	855.1	911.4
Deferred tax assets	118.1	130.2
Other assets	839.9	836.2
	$8,042.3	$7,971.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$669.9	$318.8
Accounts payable	1,383.1	1,298.8
Accrued payroll and employee benefits	236.7	299.0
Other current liabilities	649.6	631.3
Total current liabilities	2,939.3	2,547.9
Long-term debt and finance leases	2,462.9	2,785.9
Long-term retirement benefits and other liabilities	414.6	474.9
Deferred tax liabilities and income taxes payable	218.2	238.5
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at October 1, 2022 and January 1, 2022; issued – 124,126,624 shares at October 1, 2022 and January 1, 2022; outstanding – 81,120,940 shares and 82,605,953 shares at October 1, 2022 and January 1, 2022, respectively	124.1	124.1
Capital in excess of par value	866.5	862.3
Retained earnings	4,347.0	3,880.7
Treasury stock at cost, 43,005,684 shares and 41,520,671 shares at October 1, 2022 and January 1, 2022, respectively	(2,962.3)	(2,659.8)
Accumulated other comprehensive loss	(368.0)	(282.9)
Total shareholders’ equity	2,007.3	1,924.4
	$8,042.3	$7,971.6
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$2,317.1	$2,071.8	$7,013.4	$6,225.1
Cost of products sold	1,697.9	1,517.4	5,109.4	4,497.4
Gross profit	619.2	554.4	1,904.0	1,727.7
Marketing, general and administrative expense	330.8	296.9	1,018.5	916.2
Other expense (income), net	(3.9)	16.0	(2.1)	16.3
Interest expense	21.2	18.0	61.6	50.2
Other non-operating expense (income), net	(1.4)	(.9)	(4.1)	(3.6)
Income before taxes	272.5	224.4	830.1	748.6
Provision for income taxes	51.0	59.2	195.9	187.7
Equity method investment (losses) gains	—	(1.1)	—	(3.5)
Net income	$221.5	$164.1	$634.2	$557.4

Per share amounts:
Net income per common share	$2.73	$1.98	$7.75	$6.72
Net income per common share, assuming dilution	$2.70	$1.96	$7.70	$6.64

Weighted average number of shares outstanding:
Common shares	81.2	82.9	81.8	83.0
Common shares, assuming dilution	81.9	83.7	82.4	83.9
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$221.5	$164.1	$634.2	$557.4
Other comprehensive income (loss), net of tax:
Foreign currency translation	(58.5)	1.4	(91.9)	19.1
Pension and other postretirement benefits	.8	1.3	2.5	3.3
Cash flow hedges	.8	1.9	4.3	4.2
Other comprehensive income (loss), net of tax	(56.9)	4.6	(85.1)	26.6
Total comprehensive income, net of tax	$164.6	$168.7	$549.1	$584.0
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Operating Activities
Net income	$634.2	$557.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132.2	122.9
Amortization	85.0	48.6
Provision for credit losses and sales returns	36.9	26.1
Stock-based compensation	34.5	27.1
Pension plan settlement loss	—	1.0
Deferred taxes and other non-cash taxes	(8.5)	(1.5)
Other non-cash expense and loss (income and gain), net	14.7	17.7
Changes in assets and liabilities and other adjustments	(313.8)	(36.5)
Net cash provided by operating activities	615.2	762.8

Investing Activities
Purchases of property, plant and equipment	(183.2)	(130.6)
Purchases of software and other deferred charges	(13.9)	(9.8)
Proceeds from sales of property, plant and equipment	2.2	1.1
Proceeds from insurance and sales (purchases) of investments, net	1.9	1.2
Proceeds from sale of product line	—	6.7
Payments for acquisitions, net of cash acquired, and investments in businesses	(37.0)	(1,474.3)
Net cash used in investing activities	(230.0)	(1,605.7)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	115.9	332.0
Additional long-term borrowings	—	791.9
Repayments of long-term debt and finance leases	(4.4)	(8.0)
Dividends paid	(178.3)	(164.3)
Share repurchases	(318.6)	(126.0)
Net (tax withholding) proceeds related to stock-based compensation	(25.1)	(25.5)
Net cash (used in) provided by financing activities	(410.5)	800.1

Effect of foreign currency translation on cash balances	(9.2)	(2.3)
Increase (decrease) in cash and cash equivalents	(34.5)	(45.1)
Cash and cash equivalents, beginning of year	162.7	252.3
Cash and cash equivalents, end of period	$128.2	$207.2
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
The unaudited Condensed Consolidated Financial Statements and related notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and related notes in our 2021 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. These unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of future results. These unaudited Condensed Consolidated Financial Statements reflect our current estimates and assumptions affecting (i) our reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and (ii) our reported amounts of sales and expenses during the reporting periods presented.
Fiscal Periods
The three and nine months ended October 1, 2022 and October 2, 2021 each consisted of thirteen-week and thirty-nine week periods, respectively.
Note 2. Acquisitions
2022 Acquisitions
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
The aggregate purchase consideration for the 2022 Acquisitions was approximately $35 million. We funded the 2022 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to $30 million, subject to the acquired company achieving certain post-acquisition performance targets. As of the acquisition date, we included an estimate of the fair value of these earn-out payments in the aggregate purchase consideration.
The 2022 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Vestcom Acquisition
On August 31, 2021, we completed our acquisition of CB Velocity Holdings, LLC (“Vestcom”), an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies, for purchase consideration of $1.47 billion. We funded this acquisition using a combination of cash and proceeds from commercial paper borrowings and issuances of senior notes. Refer to Note 4, "Debt," to the unaudited Condensed Consolidated Financial Statements for more information.
We believe Vestcom’s solutions expand our position in high value categories and add channel access and data management capabilities to our RBIS reportable segment.

Avery Dennison Corporation
The table below summarizes the fair values of assets acquired and liabilities assumed in the Vestcom acquisition based on our final allocation of the purchase consideration.

(In millions)
Cash and cash equivalents	$24.3
Trade accounts receivable	98.4
Other current assets	28.5
Property, plant and equipment	56.2
Goodwill	754.3
Other intangibles resulting from business acquisition	727.0
Other assets	22.8
Total assets	1,711.5
Current liabilities	45.4
Other liabilities	17.2
Deferred and non-current income taxes liabilities	183.8
Total liabilities	246.4
Net assets acquired	$1,465.1
The impact of the Vestcom acquisition was not material to the pro forma net sales or net income of our combined operations for the periods presented. Net sales and net income related to Vestcom post-acquisition were not material to the unaudited Condensed Consolidated Statements of Income for three and nine months ended October 2, 2021.
Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions
The goodwill from the 2022 Acquisitions was not material to the unaudited Condensed Consolidated Financial Statements. Refer to Note 2, "Acquisitions," to the unaudited Condensed Consolidated Financial Statements for more information.
Changes in the net carrying amount of goodwill for the nine months ended October 1, 2022 by reportable segment are shown below.

(In millions)	Label and Graphic Materials	Retail Branding and Information Solutions	Industrial and Healthcare Materials	Total
Goodwill as of January 1, 2022	$456.4	$1,236.0	$189.1	$1,881.5
Acquisitions(1)	—	16.3	—	16.3
Acquisition adjustment(2)	—	(2.3)	—	(2.3)
Translation adjustments	(37.0)	(19.3)	(14.4)	(70.7)
Goodwill as of October 1, 2022	$419.4	$1,230.7	$174.7	$1,824.8
(1)Goodwill acquired related to the 2022 Acquisitions. We expect the recognized goodwill related to the 2022 Acquisitions to be non-deductible for income tax purposes.
(2)Measurement period adjustment related to the finalization of the purchase price allocation for the August 2021 acquisition of Vestcom.
In connection with the 2022 Acquisitions, we acquired approximately $21 million of identifiable finite-lived intangible assets, which consisted of patented and other developed technology as well as customer relationships.
Amortization expense for all finite-lived intangible assets resulting from business acquisitions was $20.4 million and $11.7 million for the three months ended October 1, 2022 and October 2, 2021, respectively, and $61.5 million and $24.6 million for the nine months ended October 1, 2022 and October 2, 2021, respectively.

Avery Dennison Corporation
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2022 and for each of the next four fiscal years is shown below. These amounts include the effects of the 2022 Acquisitions and updated amounts from year-end 2021.

Estimated Amortization Expense
2022 (remainder of year)	$20.3
2023	80.2
2024	78.6
2025	77.8
2026	75.0
Note 4. Debt
In August 2021, we issued $500 million of senior notes, due February 15, 2032, which bear an interest rate of 2.250%, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $493.8 million. Additionally, in August 2021, we issued $300 million of senior notes, due August 15, 2024, which we can repay without penalty and bear an interest rate of 0.850%, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $298.1 million. We used the net proceeds from these two debt issuances to finance a portion of the Vestcom acquisition.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $2.83 billion at October 1, 2022 and $3.25 billion at January 1, 2022. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $800 million revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt in relation to a certain measure of income. As of both October 1, 2022 and January 1, 2022, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of October 1, 2022 or January 1, 2022.
Note 5. Cost Reduction Actions
2019/2020 Actions
During the nine months ended October 1, 2022, we recorded $8.8 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 430 positions at numerous locations across our company. These actions, which were primarily taken in our RBIS reportable segment, largely related to global headcount and footprint reductions. Accruals for severance and related costs, as well as lease cancellation costs, were not material as of October 1, 2022.
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
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $29.8 million as of October 1, 2022, which was included in "Other Assets" and $(10.3) million as of January 1, 2022, which was included in “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 10, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap to earnings during the three or nine months ended October 1, 2022 or October 2, 2021.

Avery Dennison Corporation
Note 7. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Income before taxes	$272.5	$224.4	$830.1	$748.6
Provision for income taxes	51.0	59.2	195.9	187.7
Effective tax rate	18.7%	26.4%	23.6%	25.1%
Our provision for income taxes for the three and nine months ended October 1, 2022 included $2.8 million and $16.5 million, respectively, of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for the three and nine months ended October 1, 2022 also included the following discrete items: (i) $17.3 million of return-to-provision benefit, including $11.9 million related to a GILTI exclusion election and a lower net tax charge from other international inclusion items upon completion of our 2021 U.S. federal tax return; (ii) the benefit from the settlement of certain foreign tax audits for tax years 2011-2014; and (iii) the return-to-provision benefit from treating the interest portion of the Brazil indirect tax credit reclaimed in 2021 as non-taxable, pursuant to a recent Brazilian court decision. In addition, our provision for income taxes for the nine months ended October 1, 2022 included $6.4 million of net discrete tax benefit primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.
Our provision for income taxes for the three and nine months ended October 2, 2021 included $7 million and $21 million, respectively, of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for income taxes for the three and nine months ended October 2, 2021 also included $11.3 million of return-to-provision benefit, including $8.7 million related to a GILTI exclusion election and a higher FDII deduction upon completion of our 2020 U.S. federal tax return. In addition, our provision for income taxes for the nine months ended October 2, 2021 included $14.1 million of return-to-provision benefit related to a GILTI exclusion election made on our amended 2018 U.S. federal tax return.
In 2020, the U.S. Department of Treasury issued final regulations that provide certain U.S. taxpayers with an annual election to exclude certain foreign income subject to a high effective tax rate from their GILTI inclusions. We have not yet determined whether to make the election for tax year 2022. We continue to evaluate the impact of the election and currently anticipate that the benefit from making this election on our 2022 U.S. federal tax return may be significant.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision for income taxes and the related liabilities. To date, we and our U.S. subsidiaries have completed the Internal Revenue Service ("IRS") Compliance Assurance Process through 2018. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $5 million, primarily as a result of closing tax years.

Avery Dennison Corporation
Note 8. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
(A)Net income	$221.5	$164.1	$634.2	$557.4
(B)Weighted average number of common shares outstanding	81.2	82.9	81.8	83.0
Dilutive shares (additional common shares issuable under stock-based awards)	.7	.8	.6	.9
(C) Weighted average number of common shares outstanding, assuming dilution	81.9	83.7	82.4	83.9
Net income per common share: (A) ÷ (B)	$2.73	$1.98	$7.75	$6.72
Net income per common share, assuming dilution: (A) ÷ (C)	$2.70	$1.96	$7.70	$6.64
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three or nine months ended October 1, 2022 or October 2, 2021.
Note 9. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$855.9	$846.5	$862.3	$862.1
Issuance of shares under stock-based compensation plans(1)	10.6	8.3	4.2	(7.3)
Ending balance	$866.5	$854.8	$866.5	$854.8
Retained earnings
Beginning balance	$4,182.0	$3,637.3	$3,880.7	$3,349.3
Net income	221.5	164.1	634.2	557.4
Issuance of shares under stock-based compensation plans(1)	.3	—	(4.6)	(7.1)
Contribution of shares to 401(k) plan(1)	4.1	4.6	15.0	14.4
Dividends	(60.9)	(56.3)	(178.3)	(164.3)
Ending balance	$4,347.0	$3,749.7	$4,347.0	$3,749.7
Treasury stock at cost
Beginning balance	$(2,914.0)	$(2,576.7)	$(2,659.8)	$(2,501.0)
Repurchase of shares for treasury	(49.9)	(31.0)	(318.6)	(126.0)
Issuance of shares under stock-based compensation plans(1)	.1	.1	10.5	16.3
Contribution of shares to 401(k) plan(1)	1.5	1.2	5.6	4.3
Ending balance	$(2,962.3)	$(2,606.4)	$(2,962.3)	$(2,606.4)
Accumulated other comprehensive loss
Beginning balance	$(311.1)	$(327.6)	$(282.9)	$(349.6)
Other comprehensive income (loss), net of tax	(56.9)	4.6	(85.1)	26.6
Ending balance	$(368.0)	$(323.0)	$(368.0)	$(323.0)
(1)We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.

Avery Dennison Corporation
Dividends per common share were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Dividends per common share	$.75	$.68	$2.18	$1.98
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. As of October 1, 2022, shares of our common stock in the aggregate amount of $791 million remained authorized for repurchase under our outstanding Board authorizations.
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended October 1, 2022 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 1, 2022	$(217.4)	$(60.4)	$(5.1)	$(282.9)
Other comprehensive income (loss) before reclassifications, net of tax	(91.9)	—	4.7	(87.2)
Reclassifications to net income, net of tax	—	2.5	(.4)	2.1
Other comprehensive income (loss), net of tax	(91.9)	2.5	4.3	(85.1)
Balance as of October 1, 2022	$(309.3)	$(57.9)	$(.8)	$(368.0)
The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended October 2, 2021 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2021	$(248.1)	$(92.7)	$(8.8)	$(349.6)
Other comprehensive income (loss) before reclassifications, net of tax	19.1	—	4.4	23.5
Reclassifications to net income, net of tax	—	3.3	(.2)	3.1
Other comprehensive income (loss), net of tax	19.1	3.3	4.2	26.6
Balance as of October 2, 2021	$(229.0)	$(89.4)	$(4.6)	$(323.0)

Avery Dennison Corporation
Note 10. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of October 1, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$30.6	$24.8	$5.8	$—
Derivative assets	9.6	1.6	8.0	—
Bank drafts	7.4	7.4	—	—
Cross-currency swap	29.8	—	29.8	—
Liabilities
Derivative liabilities	$10.0	$—	$10.0	$—
Contingent consideration liabilities	10.1	—	—	10.1
Assets and liabilities carried at fair value, measured on a recurring basis, as of January 1, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$33.9	$27.1	$6.8	$—
Derivative assets	7.1	.6	6.5	—
Bank drafts	14.1	14.1	—	—
Liabilities
Cross-currency swap	$10.3	$—	$10.3	$—
Derivative liabilities	3.6	—	3.6	—
Contingent consideration liabilities	7.6	—	—	7.6
Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of October 1, 2022, investments of $0.8 million and $29.8 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of January 1, 2022, investments of $0.5 million and $33.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with certain acquisitions completed in 2022 and 2021, which are subject to the respective acquired company achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments as of October 1, 2022 and have been classified as Level 3.
In addition to the items described above, we also have made venture investments in privately held companies and utilize the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost less impairment plus or minus observable price changes in orderly transactions. We recognized net gains on these investments of $8.7 million and $12.4 million in the three and nine months ended October 1, 2022, respectively, and $4.9 million in both the three and nine months ended October 2, 2021, in “Other expense (income), net” in the unaudited Condensed Consolidated Income Statements. The total carrying value of our venture investments was approximately $64 million and $52 million as of October 1, 2022 and January 1, 2022, respectively, and included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.

Avery Dennison Corporation
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
We are currently party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products infringed on its patent. We recorded a contingent liability related to this matter in the second quarter of 2021 in the amount of $26.6 million based on a jury verdict issued on May 14, 2021. During the third quarter of 2021, the first instance judgment associated with the jury verdict was issued. This resulted in additional potential liability of $35.8 million for, among other things, royalties on a higher number of tags and royalties on tags sold after March 31, 2021. We have not increased our previously recorded contingent liability for this additional potential liability. With continued evaluation of the matter and our defenses, as well as consultation with our outside counsel, we continue to believe that Adasa’s patent is invalid and that, even if valid, we have not infringed it, and that the royalty rate used as the basis for the jury’s determination is unreasonable under prevailing industry standards, as well as that any liability related to this matter would be substantially lower than that which is reflected in either the jury verdict or the first instance judgment. On October 22, 2021, we appealed the judgment to the United States Court of Appeals for the Federal Circuit and continue to believe meritorious defenses exist to significantly reduce the liability we currently have recorded. The oral hearing was held on September 8, 2022, and the court has yet to issue a decision. As our appeal is still pending, we maintained our current contingent liability of $26.6 million for this matter as a reasonable estimate within the range of probable outcomes. We have largely completed our migration to alternative encoding methods used in our other RFID tags.
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
As of October 1, 2022, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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

Avery Dennison Corporation
The activity related to our environmental liabilities for the nine months ended October 1, 2022 is shown below.

(In millions)
Balance at January 1, 2022	$21.9
Charges, net of reversals	.3
Payments	(1.3)
Balance at October 1, 2022	$20.9
Approximately $3 million and $2 million, respectively, of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of October 1, 2022 and January 1, 2022.
Note 12. Segment and Disaggregated Revenue Information
Disaggregated Revenue Information
Disaggregated revenue information is shown below in the manner that best reflects how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenue from our Label and Graphic Materials reportable segment is attributed to geographic areas based on the location from which products are shipped. Revenue from our RBIS reportable segment is shown by product group.

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales to unaffiliated customers
Label and Graphic Materials:
U.S.	$422.3	$372.1	$1,259.4	$1,094.7
Europe	577.3	499.3	1,716.7	1,550.8
Asia	289.5	289.4	888.3	910.4
Latin America	126.5	103.6	347.5	300.0
Other international	86.9	81.4	262.6	243.1
Total Label and Graphic Materials	1,502.5	1,345.8	4,474.5	4,099.0
Retail Branding and Information Solutions:
Apparel	446.1	436.5	1,447.4	1,334.5
Identification Solutions and Vestcom	177.0	94.2	512.2	208.2
Total Retail Branding and Information Solutions	623.1	530.7	1,959.6	1,542.7
Industrial and Healthcare Materials	191.5	195.3	579.3	583.4
Net sales to unaffiliated customers	$2,317.1	$2,071.8	$7,013.4	$6,225.1

Avery Dennison Corporation
Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Intersegment sales
Label and Graphic Materials	$38.4	$24.8	$97.0	$71.1
Retail Branding and Information Solutions	10.1	10.4	29.2	28.1
Industrial and Healthcare Materials	6.6	3.7	16.4	8.0
Intersegment sales	$55.1	$38.9	$142.6	$107.2
Income before taxes
Label and Graphic Materials	$215.6	$184.9	$649.1	$639.2
Retail Branding and Information Solutions	75.8	58.5	250.7	160.6
Industrial and Healthcare Materials	20.3	18.7	56.3	64.7
Corporate expense	(19.4)	(20.6)	(68.5)	(69.3)
Interest expense	(21.2)	(18.0)	(61.6)	(50.2)
Other non-operating expense (income), net	1.4	.9	4.1	3.6
Income before taxes	$272.5	$224.4	$830.1	$748.6
Other expense (income), net, by reportable segment and Corporate
Label and Graphic Materials	$(8.0)	$.2	$(10.7)	$(30.2)
Retail Branding and Information Solutions	3.4	14.6	6.3	44.2
Industrial and Healthcare Materials	.7	.7	.8	1.3
Corporate	—	.5	1.5	1.0
Other expense (income), net	$(3.9)	$16.0	$(2.1)	$16.3

Other expense (income), net, by type was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$4.7	$1.1	$8.7	$5.1
Asset impairment charges and lease cancellation costs	.1	1.3	.1	1.9
Other items:
Transaction and related costs	—	19.4	.3	20.1
Outcomes of legal proceedings, net(1)	—	—	1.7	(.4)
Gain on venture investments	(8.7)	(4.9)	(12.4)	(4.9)
(Gain) loss on sales of assets, net	—	—	(.5)	.2
Gain on sale of product line	—	(.9)	—	(5.7)
Other expense (income), net	$(3.9)	$16.0	$(2.1)	$16.3
(1) Amount for the first nine months of 2021 includes an indirect tax credit based on a Brazilian Supreme Federal Court ruling in the amount of $29.1 million, partially offset by a contingent liability related to a patent infringement lawsuit in the amount of $26.6 million. Refer to Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding the patent infringement lawsuit.

Avery Dennison Corporation
Note 13. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	October 1, 2022	January 1, 2022
Raw materials	$447.5	$393.6
Work-in-progress	259.3	233.1
Finished goods	307.6	280.5
Inventories	$1,014.4	$907.2
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	October 1, 2022	January 1, 2022
Property, plant and equipment	$3,559.1	$3,626.2
Accumulated depreciation	(2,116.5)	(2,148.5)
Property, plant and equipment, net	$1,442.6	$1,477.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Beginning balance	$33.0	$44.6
Provision for (reversal of) credit losses	5.6	(4.8)
Amounts written off	(3.6)	(3.1)
Other, including foreign currency translation	(2.3)	.3
Ending balance	$32.7	$37.0

Note 14. Recent Accounting Requirements
In September 2022, the Financial Accounting Standards Board issued guidance to improve the transparency of supplier finance programs by requiring disclosures of key terms of programs, information about obligations under these programs and a rollforward of these obligations. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We are currently assessing the impact of this guidance on our disclosures.

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

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended October 1, 2022	Nine Months Ended October 1, 2022
Reported net sales change	12%	13%
Foreign currency translation	7	5
Sales change ex. currency(1)	19	18
Acquisitions	(4)	(5)
Organic sales change(1)	16%	13%
(1) Totals may not sum due to rounding
In the three and nine months ended October 1, 2022, net sales increased on an organic basis compared to the same period in the prior year primarily due to pricing actions.
Net Income
Net income increased from approximately $557 million in the first nine months of 2021 to approximately $634 million in the first nine months of 2022. Major factors affecting the change in net income included the following:
•Net benefit of pricing, freight, energy and raw material costs, including material re-engineering
•Higher income from acquisitions, net of associated amortization of other intangibles
•Lower transaction and related costs
Offsetting factors:
•Unfavorable foreign currency translation
•Higher employee-related costs
•Growth investments
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
The aggregate purchase consideration for the 2022 Acquisitions was approximately $35 million. We funded the 2022 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to $30 million, subject to the acquired company achieving certain post-acquisition performance targets. As of the acquisition date, we included an estimate of the fair value of these earn-out payments in the aggregate purchase consideration.
The 2022 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cost Reduction Actions
2019/2020 Actions
During the nine months ended October 1, 2022, we recorded $8.8 million in restructuring charges related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 430 positions at numerous locations across our company. These actions, which were primarily taken in our RBIS reportable segment, largely related to global headcount and footprint reductions. Accruals for severance and related costs, as well as lease cancellation costs, were not material as of October 1, 2022.

Avery Dennison Corporation
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cash Flow

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Net cash provided by operating activities	$615.2	$762.8
Purchases of property, plant and equipment	(183.2)	(130.6)
Purchases of software and other deferred charges	(13.9)	(9.8)
Proceeds from sales of property, plant and equipment	2.2	1.1
Proceeds from insurance and sales (purchases) of investments, net	1.9	1.2
Payments for certain acquisition-related transaction costs	.6	14.5
Free cash flow	$422.8	$639.2
During the first nine months of 2022, net cash provided by operating activities decreased compared to the same period last year primarily due to changes in operational working capital, higher incentive compensation payments and the timing of payroll payments, partially offset by higher net income and lower tax payments. During the first nine months of 2022, free cash flow decreased compared to the same period last year primarily due to a decrease in net cash provided by operating activities and an increase in purchases of property, plant and equipment.
Outlook
Certain factors that we believe may contribute to our 2022 results are described below.
•We expect net sales to increase by approximately 10%, which includes a decrease of approximately 6% from the effect of foreign currency translation and an increase of approximately 3% from the effect of acquisitions.
•Based on recent exchange rates, we expect foreign currency translation to decrease our operating income by approximately $77 million.
•We expect our full year effective tax rate to be in the mid-20% range.
•We expect fixed and IT capital expenditures of up to $350 million.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	October 1, 2022	October 2, 2021
Net sales	$2,317.1	$2,071.8
Cost of products sold	1,697.9	1,517.4
Gross profit	619.2	554.4
Marketing, general and administrative expense	330.8	296.9
Other expense (income), net	(3.9)	16.0
Interest expense	21.2	18.0
Other non-operating expense (income), net	(1.4)	(.9)
Income before taxes	$272.5	$224.4
Gross profit margin	26.7%	26.8%
Gross Profit Margin
Gross profit margin for the third quarter of 2022 was relatively unchanged from the same period last year as higher volume/mix primarily related to the impact of acquisitions offset higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the third quarter of 2022 compared to the same period last year primarily due to higher employee-related costs, growth investments and the impact of acquisitions, partially offset by the impact of favorable foreign currency translation.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$4.7	$1.1
Asset impairment charges and lease cancellation costs	.1	1.3
Other items:
Transaction and related costs	—	19.4
Gain on venture investments	(8.7)	(4.9)
Gain on sale of product line	—	(.9)
Other expense (income), net	$(3.9)	$16.0
Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased in the third quarter of 2022 compared to the same period last year primarily as a result of higher interest rates on short-term borrowings and additional interest costs related to the $800 million of senior notes we issued in August 2021.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	October 1, 2022	October 2, 2021
Income before taxes	$272.5	$224.4
Provision for income taxes	51.0	59.2
Equity method investment (losses) gains	—	(1.1)
Net income	$221.5	$164.1
Per share amounts:
Net income per common share	$2.73	$1.98
Net income per common share, assuming dilution	2.70	1.96
Effective tax rate	18.7%	26.4%
Provision for Income Taxes
Our effective tax rate for the three months ended October 1, 2022 decreased compared to the same period last year primarily due to higher discrete benefits related to return-to-provision benefits upon completion of our 2021 U.S. federal tax return, the settlement of certain foreign tax audits, and the benefit from treating a portion of the Brazil indirect tax credit as non-taxable. Refer to Note 7, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Label and Graphic Materials

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021
Net sales including intersegment sales	$1,540.9	$1,370.6
Less intersegment sales	(38.4)	(24.8)
Net sales	$1,502.5	$1,345.8
Operating income(1)	215.6	184.9
(1)Included charges associated with gain on venture investment in 2022, restructuring actions in both years and transaction and related costs and gain on sale of product line in 2021.	$(8.0)	$.2

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
October 1, 2022
Reported net sales change	12%
Foreign currency translation	8
Sales change ex. currency(1)	20
Organic sales change(1)	20%
(1) Totals may not sum due to rounding

In the third quarter of 2022, net sales increased on an organic basis compared to the same period in the prior year primarily due to pricing actions. On an organic basis, net sales increased by a high-teens rate in emerging markets, a mid-teens rate in North America and approximately 40% in Western Europe.
Operating Income
Operating income increased in the third quarter of 2022 compared to the same period last year primarily due to the net benefit of pricing, freight, energy and raw material costs, including material re-engineering, partially offset by higher employee-related costs and the impact of unfavorable foreign currency translation.
Retail Branding and Information Solutions

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021
Net sales including intersegment sales	$633.2	$541.1
Less intersegment sales	(10.1)	(10.4)
Net sales	$623.1	$530.7
Operating income(1)	75.8	58.5
(1)Included charges associated with restructuring actions in both years and transaction and related costs and gain on venture investment in 2021.	$3.4	$14.6
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
October 1, 2022
Reported net sales change	17%
Reclassification of sales between segments	(1)
Foreign currency translation	5
Sales change ex. currency(1)	22
Acquisitions	(14)
Organic sales change(1)	7%
(1) Totals may not sum due to rounding
In the third quarter of 2022, on an organic basis, sales increased by a high-teens rate in high value categories, which was partially offset by a low-single digit rate decrease in the base business.
Operating Income
Operating income increased in the third quarter of 2022 compared to the same period last year primarily due to the combined benefit of higher organic volume and acquisitions, as well as lower transaction and related costs, partially offset by higher amortization of other intangibles resulting from business acquisitions, growth investments and higher employee-related costs.

Avery Dennison Corporation
Industrial and Healthcare Materials

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021
Net sales including intersegment sales	$198.1	$199.0
Less intersegment sales	(6.6)	(3.7)
Net sales	$191.5	$195.3
Operating income(1)	20.3	18.7
(1) Included charges associated with restructuring actions in both years and transaction and related costs in 2021.	$.7	$.7
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
October 1, 2022
Reported net sales change	(2)%
Foreign currency translation	6
Sales change ex. currency(1)	4
Acquisitions	1
Organic sales change(1)	5%
(1) Totals may not sum due to rounding
In the third quarter of 2022, net sales increased on an organic basis compared to the same period in the prior year primarily due to increases by a mid-teens rate in healthcare categories and a mid-to-high single digit rate in industrial categories.
Operating Income
Operating income increased in the third quarter of 2022 compared to the same period last year primarily due to the net benefit of pricing, freight, energy and raw material costs, including material re-engineering, partially offset by lower volume/mix and higher employee-related costs.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE
Income Before Taxes

	Nine Months Ended
(In millions, except percentages)	October 1, 2022	October 2, 2021
Net sales	$7,013.4	$6,225.1
Cost of products sold	5,109.4	4,497.4
Gross profit	1,904.0	1,727.7
Marketing, general and administrative expense	1,018.5	916.2
Other expense (income), net	(2.1)	16.3
Interest expense	61.6	50.2
Other non-operating expense (income), net	(4.1)	(3.6)
Income before taxes	$830.1	$748.6
Gross profit margin	27.1%	27.8%
Gross Profit Margin
Gross profit margin for the first nine months of 2022 decreased from the same period last year primarily due to the net impact of pricing, freight, energy and raw material costs, including material re-engineering, as well as higher employee-related costs, partially offset by higher volume/mix primarily related to the impact of acquisitions.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first nine months of 2022 compared to the same period last year primarily due to the impact of acquisitions, growth investments and higher employee-related costs, partially offset by the impact of favorable foreign currency translation.

Avery Dennison Corporation
Other Expense (Income), Net

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$8.7	$5.1
Asset impairment charges and lease cancellation costs	.1	1.9
Other items:
Transaction and related costs	.3	20.1
Outcomes of legal proceedings, net	1.7	(.4)
Gain on venture investments	(12.4)	(4.9)
(Gain) loss on sales of assets, net	(.5)	.2
Gain on sale of product line	—	(5.7)
Other expense (income), net	$(2.1)	$16.3
Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 12, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information regarding outcomes of legal proceedings.
Interest Expense
Interest expense increased in the first nine months of 2022 compared to the same period last year primarily as a result of additional interest costs related to the $800 million of senior notes we issued in August 2021 and higher interest rates on short-term borrowings.
Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts and percentages)	October 1, 2022	October 2, 2021
Income before taxes	$830.1	$748.6
Provision for income taxes	195.9	187.7
Equity method investment (losses) gains	—	(3.5)
Net income	$634.2	$557.4
Per share amounts:
Net income per common share	$7.75	$6.72
Net income per common share, assuming dilution	7.70	6.64
Effective tax rate	23.6%	25.1%
Provision for Income Taxes
Our effective tax rate for the nine months ended October 1, 2022 decreased compared to the same period last year primarily due to higher discrete benefits related to the settlement of certain foreign tax audits and the benefit from treating a portion of the Brazil indirect tax credit as non-taxable, as well as U.S. federal return-to-provision benefits that were lower than in the previous year. Refer to Note 7, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ("IRA"), which, among other things, implements a 15% corporate alternative minimum tax based on the adjusted financial statement income for certain large corporations and a 1% excise tax on net share repurchases. The minimum tax and the excise tax, if applicable, are effective for fiscal years beginning after December 31, 2022. We do not expect the IRA to have a material impact on our financial position, results of operations or cash flows. We will continue to monitor additional guidance from the IRS.
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

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Label and Graphic Materials

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Net sales including intersegment sales	$4,571.5	$4,170.1
Less intersegment sales	(97.0)	(71.1)
Net sales	$4,474.5	$4,099.0
Operating income(1)	649.1	639.2
(1)Included gain on venture investment in 2022, charges associated with restructuring actions in both years and transaction and related costs, outcomes of legal proceedings and gain on sale of product line in 2021.	$(10.7)	$(30.2)
Net Sales
The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
October 1, 2022
Reported net sales change	9%
Foreign currency translation	6
Sales change ex. currency(1)	15
Organic sales change(1)	16%
(1) Totals may not sum due to rounding
In the first nine months of 2022, net sales increased on an organic basis compared to the same period in the prior year due to pricing actions, partially offset by lower volume/mix. On an organic basis, net sales increased by a low-double digit rate in emerging markets, a high-teens rate in North America and over 20% in Western Europe.
Operating Income
Operating income increased in the first nine months of 2022 compared to the same period last year primarily due to the net benefit of pricing, freight, energy and raw material costs, including material re-engineering, partially offset by the impact of unfavorable foreign currency translation, higher employee-related costs and the impact of the Brazilian indirect tax credit in the prior year.
Retail Branding and Information Solutions

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Net sales including intersegment sales	$1,988.8	$1,570.8
Less intersegment sales	(29.2)	(28.1)
Net sales	$1,959.6	$1,542.7
Operating income(1)	250.7	160.6
(1) Included charges associated with restructuring actions, outcome of legal proceedings, transaction and related costs and (gain) loss on sale of assets in both years and gain on venture investment in 2021.	$6.3	$44.2

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
October 1, 2022
Reported net sales change	27%
Reclassification of sales between segments	(1)
Foreign currency translation	4
Sales change ex. currency(1)	30
Acquisitions	(20)
Organic sales change(1)	10%
(1)Totals may not sum due to rounding
In the first nine months of 2022, on an organic basis, sales increased by roughly 20% in high value categories and a low-to-mid-single digit rate in the base business.
Company-wide, on an organic basis, sales of Intelligent Label solutions increased by roughly 20%.
Operating Income
Operating income increased in the first nine months of 2022 compared to the same period last year primarily due to the combined benefit of higher organic volume and acquisitions, the impact of the outcome of legal proceedings in the prior year, as well as lower transaction and related costs, partially offset by higher amortization of other intangibles resulting from business acquisitions, growth investments and employee-related costs.
Industrial and Healthcare Materials

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Net sales including intersegment sales	$595.7	$591.4
Less intersegment sales	(16.4)	(8.0)
Net sales	$579.3	$583.4
Operating income(1)	56.3	64.7
(1) Included charges associated with restructuring actions in both years and transaction and related costs and gain on sale of assets in 2021.	$.8	$1.3
Net Sales
The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
October 1, 2022
Reported net sales change	(1)%
Foreign currency translation	4
Sales change ex. currency(1)	3
Acquisitions	1
Organic sales change(1)	4%
(1) Totals may not sum due to rounding
In the first nine months of 2022, net sales increased on an organic basis compared to the same period in the prior year primarily due to increases by a mid-teens rate in healthcare categories and a low-to-mid single digit rate in industrial categories.
Operating Income
Operating income decreased in the first nine months of 2022 compared to the same period last year primarily due to lower volume/mix and higher employee-related costs, partially offset by the net benefit of pricing, freight, energy and raw material costs, including material re-engineering.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Operating Activities

	Nine months ended
(In millions)	October 1, 2022	October 2, 2021
Net income	$634.2	$557.4
Depreciation	132.2	122.9
Amortization	85.0	48.6
Provision for credit losses and sales returns	36.9	26.1
Stock-based compensation	34.5	27.1
Pension plan settlement loss	—	1.0
Deferred taxes and other non-cash taxes	(8.5)	(1.5)
Other non-cash expense and loss (income and gain), net	14.7	17.7
Changes in assets and liabilities and other adjustments	(313.8)	(36.5)
Net cash provided by operating activities	$615.2	$762.8
During the first nine months of 2022, net cash provided by operating activities decreased compared to the same period last year primarily due to changes in operational working capital, higher incentive compensation payments and the timing of payroll payments, partially offset by higher net income and lower tax payments.
Investing Activities

	Nine months ended
(In millions)	October 1, 2022	October 2, 2021
Purchases of property, plant and equipment	$(183.2)	$(130.6)
Purchases of software and other deferred charges	(13.9)	(9.8)
Proceeds from sales of property, plant and equipment	2.2	1.1
Proceeds from insurance and sales (purchases) of investments, net	1.9	1.2
Proceeds from sale of product line	—	6.7
Payments for acquisitions, net of cash acquired, and investments in businesses	(37.0)	(1,474.3)
Net cash used in investing activities	$(230.0)	$(1,605.7)
Purchases of Property, Plant and Equipment
During the first nine months of 2022, we primarily invested in buildings and equipment to support growth in certain countries in Asia and the U.S. for our RBIS reportable segment, in certain countries in Europe, the U.S. and certain countries in Latin America for our Labels and Graphic Materials (“LGM”) reportable segment, and in the U.S. for our Industrial and Healthcare Materials ("IHM") reportable segment. During the first nine months of 2021, we primarily invested in equipment to support growth in the U.S. and certain countries in Europe and Asia for our LGM reportable segment, in certain countries in Asia for our RBIS reportable segment, and in the U.S. for our IHM reportable segment.
Purchases of Software and Other Deferred Charges
During the first nine months of 2022, we primarily invested in information technology upgrades in the U.S. and Asia. During the first nine months of 2021, we primarily invested in information technology upgrades in the U.S. and Europe.
Proceeds from Sale of Product Line
During the first nine months of 2021, we received proceeds from the sale of a product line in our LGM reportable segment.
Payments for Acquisitions, Net of Cash Acquired, and Investments in Businesses
During the first nine months of 2022, we paid consideration, net of cash acquired, of approximately $30 million for the 2022 Acquisitions. We funded the 2022 Acquisitions using cash and commercial paper borrowings. During the first nine months of 2021, we paid consideration, net of cash acquired, of approximately $1.44 billion and $32 million for the CB Velocity Holdings, LLC (“Vestcom”) acquisition and other acquisitions, respectively. We funded the Vestcom acquisition using the net proceeds from the senior notes we issued in August 2021, commercial paper borrowings and cash. Our other acquisitions in 2021 were funded using cash and commercial paper borrowings. We also made certain venture investments in the first nine months of both 2022 and 2021.

Avery Dennison Corporation
Financing Activities

	Nine months ended
(In millions)	October 1, 2022	October 2, 2021
Net increase (decrease) in borrowings with maturities of three months or less	$115.9	$332.0
Additional long-term borrowings	—	791.9
Repayments of long-term debt and finance leases	(4.4)	(8.0)
Dividends paid	(178.3)	(164.3)
Share repurchases	(318.6)	(126.0)
Net (tax withholding) proceeds related to stock-based compensation	(25.1)	(25.5)
Net cash (used in) provided by financing activities	$(410.5)	$800.1
Borrowings and Repayment of Debt
During the first nine months of 2022 and 2021, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
In August 2021, we issued $500 million of senior notes, due February 15, 2032, which bear an interest rate of 2.250%, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $493.8 million. Additionally, in August 2021, we issued $300 million of senior notes, due August 15, 2024, which we can repay without penalty and bear an interest rate of 0.850%, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $298.1 million. We used the net proceeds from these two debt issuances to finance a portion of the Vestcom acquisition.
Refer to Note 2, “Acquisitions,” and Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $2.18 per share in the first nine months of 2022 compared to $1.98 per share in the same period last year. In April 2022, we increased our quarterly dividend rate to $.75 per share, representing an increase of approximately 10% from our previous quarterly dividend rate of $.68 per share.
Share Repurchases
During the first nine months of 2022 and 2021, we repurchased approximately 1.8 million and 0.7 million shares of our common stock, respectively.
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. As of October 1, 2022, shares of our common stock in the aggregate amount of $791 million remained authorized for repurchase under our outstanding Board authorizations.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the nine months ended October 1, 2022, goodwill decreased by approximately $57 million to $1.82 billion, reflecting the impact of foreign currency translation, partially offset by the preliminary goodwill associated with the 2022 Acquisitions.
In the nine months ended October 1, 2022, other intangibles resulting from business acquisitions, net, decreased by approximately $56 million to $855.1 million, reflecting current year amortization expense and the impact of foreign currency translation, partially offset by the preliminary valuation of intangible assets associated with the 2022 Acquisitions.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of October 1, 2022, the balance of our shareholders’ equity was $2.01 billion. Refer to Note 9, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Impact of Foreign Currency Translation

Nine Months Ended
(In millions)	October 1, 2022
Change in net sales	$(275)
International operations generated approximately 72% of our net sales during the nine months ended October 1, 2022. Our future results are subject to changes in political and economic conditions globally and in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The unfavorable impact of foreign currency translation on net sales in the first nine months of 2022 compared to the same period last year was primarily related to euro-denominated sales.
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
Analysis of Selected Financial Ratios
We utilize the financial ratios discussed below to assess our financial condition and operating performance. We believe this information assists our investors in understanding the factors impacting our cash flow other than net income and capital expenditures.
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the third quarter of 2022 was higher compared to the third quarter of 2021.

(In millions, except percentages)	October 1, 2022	October 2, 2021
(A) Working capital	$22.5	$169.1
Reconciling items:
Cash and cash equivalents	(128.2)	(207.2)
Other current assets	(233.6)	(251.0)
Short-term borrowings and current portion of long-term debt and finance leases	669.9	398.8
Accrued payroll and employee benefits and other current liabilities	886.3	942.4
(B) Operational working capital	$1,216.9	$1,052.1
(C) Third-quarter net sales, annualized(1)	$9,268.4	$8,523.4
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	13.1%	12.3%
(1) Included estimated 2021 annualized sales for Vestcom
Accounts Receivable Ratio
The average number of days sales outstanding was 62 days in both the third quarter of 2022 and 2021, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter. The third quarter of 2021 included estimated sales for Vestcom.

Inventory Ratio
Average inventory turnover was 6.7 in the third quarter of 2022 compared to 7.1 in the third quarter of 2021, calculated using the annualized third-quarter cost of products sold in 2022 and 2021, respectively, and divided by the inventory balance at quarter-end. The third quarter of 2021 included estimated cost of products sold for Vestcom. The decrease in average inventory turnover primarily reflected increased inventory to manage through supply chain constraints.
Accounts Payable Ratio
The average number of days payable outstanding was 74 days in both the third quarter of 2022 and 2021, calculated using the accounts payable balance at quarter-end divided by the respective annualized third-quarter cost of products sold. The third quarter of 2021 included estimated cost of products sold for Vestcom.

Avery Dennison Corporation
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our $800 million revolving credit facility (the “Revolver”). We use these resources to fund our operational needs.
As of October 1, 2022, we had cash and cash equivalents of $128.2 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations throughout the world. As of October 1, 2022, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in the Asia Pacific region.
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
The Revolver, which matures in February 2025, is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of October 1, 2022 or January 1, 2022.
We currently anticipate using cash flows from operations and commercial paper borrowings to repay approximately $250 million of senior notes maturing in the second quarter of 2023.
Capital from Debt
The carrying value of our total debt increased by approximately $28 million in the first nine months of 2022 to $3.13 billion, primarily reflecting a net increase in commercial paper borrowings, partially offset by the revaluation of our euro-denominated senior notes, due in 2025.
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
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
As of October 1, 2022, we have a commitment to purchase approximately $220 million of raw materials in fiscal year 2023. Additionally, in October 2022, subsequent to the end of the third quarter of 2022, we entered into a separate commitment to purchase approximately $70 million of raw materials in the first half of 2023.
Refer to Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for further information. Except as indicated therein, we have no material off-balance sheet arrangements as described in Item 303(b) of Regulation S-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 that have not been disclosed in our periodic filings with the U.S. Securities and Exchange Commission (SEC).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer

Avery Dennison Corporation
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the third quarter of 2022 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
July 3, 2022 – July 30, 2022	126.7	$167.21	126.7	$819.7
July 31, 2022 – August 27, 2022	35.4	192.80	35.4	812.9
August 28, 2022 – October 1, 2022	123.9	176.45	123.9	791.0
Total	286.0	$174.38	286.0	$791.0
(1)The periods shown are our fiscal periods during the thirteen-week quarter ended October 1, 2022.
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

November 1, 2022