Form 10-K
period 2022-12-31
Avery Dennison Corp
filed 2023-02-22
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 2, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.3 billion.
Number of shares of common stock, $1 par value, outstanding as of January 28, 2023, the end of the registrant’s most recent fiscal month: 80,824,942.
The following documents are incorporated by reference into the Parts of this Form 10-K indicated below:

Document	Incorporated by reference into:

Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 2023	Parts III, IV

AVERY DENNISON CORPORATION
FISCAL YEAR 2022 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement
The matters discussed in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof, and other expressions that refer to future events and trends, identify forward-looking statements. Our forward-looking statements, and financial or other business targets, are subject to certain risks and uncertainties, which could cause our actual results to differ materially from the expected results, performance or achievements expressed or implied by such forward-looking statements.
We believe that the most significant risk factors that could affect our financial performance in the near term include: (i) the impacts to underlying demand for our products from global economic conditions, political uncertainty, and changes in environmental standards and governmental regulations; (ii) the cost and availability of raw materials; (iii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iv) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; (v) foreign currency fluctuations; and (vi) the execution and integration of acquisitions.
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations – worldwide and local economic and market conditions; changes in political conditions, including those related to China and those related to the Russian invasion of Ukraine; and fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, environmental standards, laws and regulations, and customer preferences; the impact of competitive products and pricing; execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; financial condition of distributors; outsourced manufacturers; product and service quality; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; successful implementation of new manufacturing technologies and installation of manufacturing equipment; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; collection of receivables from customers; our environmental, social and governance practices; and impacts from COVID-19
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; and the realization of deferred tax assets
•Information Technology – disruptions in information technology systems or data security breaches, including cyber-attacks or other intrusions to network security; and successful installation of new or upgraded information technology systems
•Human Capital – recruitment and retention of employees and collective labor arrangements
•Our Indebtedness – credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest rates; volatility of financial markets; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of intellectual property; impact of legal and regulatory proceedings, including with respect to environmental, anti-corruption, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of February 22, 2023. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

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
Business Overview and Reportable Segments
We are a global materials science and digital identification solutions company that provides branding and information labeling solutions, including pressure-sensitive materials, radio-frequency identification ("RFID") inlays and tags, and a variety of converted products and solutions. We design and manufacture a wide range of labeling and functional materials that enhance branded packaging, carry or display information that connects the physical and the digital, and improve customers’ product performance. We serve an array of industries worldwide, including home and personal care, apparel, e-commerce, logistics, food and grocery, pharmaceuticals and automotive.
In the fourth quarter of 2022, we changed our operating structure to align with our overall business strategy, and our Chief Executive Officer, who is also our chief operating decision maker, requested changes in the information that he regularly reviews to allocate resources and assess performance. As a result, our fiscal year 2022 results are reported based on our new reportable segments described below and in Note 15, "Segment Information." We have recast prior periods to reflect our new operating structure.
Our reportable segments for fiscal year 2022 were:
•Materials Group; and
•Solutions Group
These segment changes resulted in a new segment, Materials Group, consisting of our former Label and Graphic Materials segment and Industrial and Healthcare Materials segment. Additionally, our formerly named Retail Branding and Information Solutions segment is referred to as Solutions Group.
In 2022, our Materials Group and Solutions Group reportable segments made up approximately 72% and 28%, respectively, of our total net sales.
In 2022, international operations constituted a substantial majority of our business, representing approximately 72% of our net sales. As of December 31, 2022, we operated nearly 200 manufacturing and distribution facilities in over 50 countries.
Materials Group
Our Materials Group business is a leading solutions provider to the pressure-sensitive label and graphics industries worldwide. Our label materials enhance shelf appeal for brands, inform shoppers and improve operational supply chain efficiency. Our graphics solutions include a comprehensive portfolio of highly engineered materials that range from vehicle wraps to architectural products. The Materials Group plays a key role in advancing our fast-growing intelligent labels platform, providing the materials science capabilities and process engineering expertise that are essential to developing and manufacturing intelligent labels at scale.
Materials Group manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label materials and performance tapes products, Avery Dennison®- and Mactac®-brand graphics, and Avery Dennison®-brand reflective products. Materials Group’s business tends not to be seasonal, except for certain outdoor graphics and reflective products.
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
Label materials are sold worldwide to label converters for labeling, decorating and specialty applications in the home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits, and food market segments. When used in package decoration applications, the visual appeal of self-adhesive materials can help increase sales of the products on which the materials are applied. Self-adhesive materials are also used to convey variable information, such as bar codes for mailing or weight and price information for packaged meats and other foods. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials, which can be made into labels of varying sizes and shapes.
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
Our performance tapes products include a variety of Fasson®-brand and Avery Dennison®-brand tapes and other pressure-sensitive adhesive-based materials and converted products, mechanical fasteners and performance polymers. Our pressure-sensitive adhesive-based materials are available in roll form and in a wide range of face materials, sizes, thicknesses and adhesive properties. These materials and converted products are used in non-mechanical fastening, bonding and sealing systems for various automotive, electronics, building and construction, general industrial, personal care, and medical applications. Also, our performance tapes products include Yongle®-brand tapes for wire harnessing and cable wrapping in automotive, electrical and general industrial applications. The mechanical fasteners are primarily precision-extruded and injection-molded plastic devices used in various automotive, general industrial and retail applications.
Our larger competitors in label materials include UPM Raflatac, a subsidiary of UPM Corporation; Lintec Corporation; Ritrama SpA, a subsidiary of the Fedrigoni Group; Flexcon Corporation, Inc.; and various regional and local companies. For graphics and reflective products, our largest competitors are 3M Company (“3M”) and the Orafol Group. For performance tapes products, our competitors include 3M; Tesa-SE, a subsidiary of Beiersdorf AG; Nitto Denko Corporation; and numerous regional and specialty suppliers. For fastener products, there are a variety of competitors supplying extruded and injection molded fasteners and fastener attaching equipment. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products and service programs, distribution capabilities, brand strength and product innovation are the primary advantages in maintaining and further developing our competitive position.
Solutions Group
Our Solutions Group offers RFID solutions, branding and embellishment solutions, data management and identification solutions, and pricing and productivity solutions. The business provides physical and digital labeling to the global apparel, food and general retail markets. Its products and technology optimize customers’ on-product branding and engagement with consumers, and enable item visibility and traceability throughout a product’s lifecycle.
The branding solutions of Solutions Group include creative services, brand embellishments, graphic tickets, tags, and labels, and sustainable packaging. Solutions Group’s information solutions include item-level RFID solutions; visibility and loss prevention solutions; price ticketing and marking; care, content, and country of origin compliance solutions; brand protection and security solutions; and Vestcom®-brand shelf-edge solutions.
As a large ultra high frequency RFID solutions provider, we leverage our data management capabilities, global supply chain and market access in continually advancing our intelligent labels platform. We enable customers across multiple retail and industrial segments to bridge the physical and digital worlds for greater supply chain visibility, improved inventory accuracy, increased automation and labor efficiency, reduced waste and an enhanced consumer experience.
In Solutions Group, our primary competitors include Checkpoint Systems, Inc., a subsidiary of CCL Industries Inc.; R-pac International Corporation; and SML Group Limited. We believe that our global distribution network, reliable service, product quality and consistency, and ability to serve customers consistently with comprehensive solutions close to where they manufacture are the key advantages in maintaining and further developing our competitive position.
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
Many of our new products result from our research and development efforts. These efforts are directed primarily toward developing products and operating techniques and improving productivity, sustainability and product performance, often in close association with our customers or end users. These efforts provide intellectual property that leverages our research and development relating to adhesives, as well as printing and coating technologies, films, release and ink chemistries in Materials Group. We focus on research projects related to RFID, external embellishments, data and digital solutions and printing technologies in Solutions Group and medical technologies in Materials Group, in each case for which we have and license a number of patents. Additionally, our research and development efforts include sustainable innovation and design of products that advance the circular economy, reduce materials and waste, use recycled content, and extend product end-of-life or enable product recycling.
Acquisitions and Venture Investments
In addition to our investments to support organic growth, we have pursued complementary and synergistic acquisitions. In 2022, we acquired TexTrace AG (“TexTrace”), a Switzerland-based technology developer specializing in custom-made woven and knitted radio-frequency identification products that can be sewn onto or inserted into garments, as well as Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi (collectively, “Rietveld”), a Netherlands-based provider of external embellishment solutions and application and printing methods for performance brands and team sports in Europe. The aggregate purchase consideration for the acquisitions of TexTrace and Rietveld was approximately $35 million. In 2021, we acquired CB Velocity Holdings, LLC (“Vestcom”), an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies, for $1.47 billion, as well as ZippyYum, LLC ("ZippyYum"), a California-based developer of software products used in the food service and food preparation industries, and JDC Solutions, Inc. ("JDC"), a Tennessee-based manufacturer of pressure-sensitive specialty tapes, for an aggregate of approximately $43 million. During 2022, we also made two venture investments in companies developing technological solutions that we believe have the potential to advance our businesses. For information regarding our acquisitions, see Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements. For information regarding our venture investments, see Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements.
Patents, Trademarks and Licenses
The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, and Fasson. We believe these trademarks are strong in the market segments in which we operate.
Human Capital Resources
Our Global Workforce
With approximately 72% of our 2022 net sales originating outside the U.S. and approximately 40% of our net sales originating in emerging markets (Asia Pacific, Latin America, Eastern Europe and Middle East/Northern Africa), our employees are located in over 50 countries to best serve our customers. Approximately 83% of our employees at year-end 2022 were located outside the U.S. and approximately 67% were located in emerging markets.
The charts below show our global employee population by region and operational function. Over 20,000 of our approximately 36,000 employees at year-end 2022, representing approximately 57% of our global workforce, were in Asia Pacific, serving our customers in that region. At that time, approximately 66% of our global workforce worked in the operations of our manufacturing facilities or in positions directly supporting them from other locations.

Workforce by Region:
Asia Pacific	57%
North America	20
Europe	18
Latin America	5

Workforce by Function:
Operations	66%
Non-Operations	34

Talent & Development
Attracting, developing and retaining a pool of diverse and highly-skilled talent is critical to our ability to continuously deliver sustainable growth. We provide ongoing support and resources to our teams worldwide to ensure that our employees’ skills evolve with our business needs, industry trends and human capital management best practices and enable increased productivity, peak performance and career growth. We have robust talent review and succession planning processes, which provide individually targeted development opportunities for our team members. We emphasize on-the-job development and coaching, and also provide facilitator-led and direct-access online training, special projects and, in some cases, cross-functional or cross-regional work assignments.
Diversity, Equity & Inclusion
Our diversity, equity and inclusion (DEI) efforts continue to gain momentum and create impact. Our commitment to inclusion guides our efforts in creating an engaging and inclusive employee experience in which every voice is valued. In 2021, following extensive quantitative and qualitative analysis to confirm our baseline position, we established four global pillars of focus, including: improving fairness; increasing representation of women in manager and above roles - which increased from 35% in 2021 to 36% in 2022; increasing inclusion within our manufacturing population; and increasing representation and inclusion of underrepresented groups as defined by each geographic region. Since then, we have conducted extensive listening sessions around the globe to better understand both our strengths and areas of opportunity, and have deployed programmatic strategies such as leadership development programming targeting specific underrepresented talent pools, sponsorship, allyship and mentorship programs, connection events to build a culture of inclusion for our manufacturing employees in every region, and talent analytics and pipeline modeling to continuously advance our culture of inclusion. Additionally, both Regional DEI Councils and Employee Resource Groups (ERGs) continue to be an integral part of our DEI strategy. ERGs create opportunities for employees to learn and experience greater belonging. ERGs bring together employees who have shared interests and a common desire to make our company a more open and inclusive workplace. ERGs serve as a sounding board and a way for employees to collectively amplify their voices. Our ERGs currently include 24 groups focused on driving inclusion and advancement for women, employees of color, LGBTQ+ employees, veterans and others. In 2022, membership within our ERGs increased by 32% compared to 2021.
Pay & Benefits
Our compensation philosophy is to offer market-based, competitive wages and benefits in all markets where we compete for talent – all of our employees were paid at least the applicable legal minimum wage, and 98% of our employees were paid above the applicable legal minimum wage at year-end 2022. Pay is generally positioned around the market median, with variances based on knowledge, skills, years of experience and performance. In addition to base wages, our compensation and benefit programs — which vary by region, country and business unit — include short-term incentives, long-term incentives (e.g., cash- or stock-based awards), employee savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave and employee assistance programs. We regularly evaluate pay equity, making adjustments where needed. In 2020, we expanded our review to include U.S. race/ethnicity in addition to gender globally, and in 2021, further increased the scope to include non-managerial professional employees as well as manufacturing employees in the U.S. In 2022, we expanded our analysis beyond base compensation to include target bonus compensation.
We offer hybrid and remote work opportunities for much of our office-based workforce to provide greater flexibility to balance their work and personal commitments. We established guiding principles in 2021 to ensure that these arrangements meet the needs of our business while also supporting the needs of our employees. Our core infrastructure, information security and digital tools support efficiency and effectiveness for our employees wherever they work.
Workforce Health & Safety
Safety is one of our highest priorities, and we continually work to ensure our manufacturing facilities, distribution centers and administrative offices focus on safety, so that anyone working in or visiting one of our locations feels and remains safe from injury. Our global Recordable Incident Rate of 0.23 in 2022 was significantly lower than the Occupational Safety and Health Administration manufacturing industry average of 3.3 in 2021 (the most recent available industry average).
Employee Engagement
Because we believe that an engaged workforce is a more innovative, productive and satisfied workforce, which promotes retention and minimizes employee turnover, we conduct a global employee engagement survey annually. Our business and functional teams use the anonymized results of our survey to identify and implement actions to address potential opportunities for improvement. While employee engagement is the result of many factors, we believe strong, encouraging and open leadership, as well as a continued effort to foster a collaborative, supportive culture, leads to strong workforce engagement. We want all our employees to strive to be their best and feel that they have the support necessary to deliver strong results for themselves and our company.

Manufacturing and Environmental Matters
We use various raw materials – primarily paper, plastic films and resins, as well as specialty chemicals purchased from various commercial and industrial sources – that are subject to price fluctuations. Although shortages can occur from time to time, these raw materials are generally available. In 2021 and the early part of 2022, we actively managed through a dynamic supply and demand environment in which demand across the majority of our businesses and regions was strong while supply chains were tight and raw material, freight and labor availability was constrained.
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
For information regarding our potential responsibility for cleanup costs at certain hazardous waste sites, see Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. This website address is not intended to function as a hyperlink and the information located there is not, nor should it be considered, part of this report or incorporated by reference into this report. We also make available on the investors section of our website under Corporate Governance – the following documents as currently in effect: (i) Amended and Restated Certificate of Incorporation; (ii) Amended and Restated Bylaws; (iii) Corporate Governance Guidelines; (iv) Code of Conduct, which applies to our directors, officers and employees; (v) Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (vi) charters of the Audit and Finance, Talent and Compensation, and Governance Committees of our Board of Directors; and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge upon written request to our Corporate Secretary, Avery Dennison Corporation, 8080 Norton Parkway, Mentor, Ohio 44060.
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
We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions, tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products. In 2022, approximately 72% of our net sales were from international operations.
Macroeconomic developments such as impacts from slower growth in the geographic regions in which we operate; inflation; raw material, freight and labor availability; rising energy costs; political, social, supply chain and other disruptions; COVID-19; and uncertainty in the global credit or financial markets leading to a loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades and fluctuations in foreign currency exchange rates.
Tensions remain in relations between the U.S. and China. In recent years, the U.S. government imposed additional tariffs on products imported into the U.S. from China. This has resulted in reciprocal tariffs on goods imported from the U.S.

into China. The impacts on our operations to date have not been significant. There remains risk that our business could be significantly impacted if additional tariffs or other restrictions are imposed on products. Any of these actions or further developments in international trade relations could have a material adverse effect on our business.
In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as recent civil, political and economic disturbances in the U.S., Russia, Ukraine, Afghanistan, Syria, Iraq, Iran, Turkey, North Korea, Hong Kong and Sri Lanka and the related impact on global stability, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have a material adverse effect on our business. In February 2022, Russia invaded Ukraine after which the U.S., Canada, the European Union and other countries imposed economic sanctions on Russia, Belarus and certain banks, companies and individuals affiliated with those countries. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. In the second quarter of 2022, we ceased shipment of all products for the Russian market, where our sales in 2021 were approximately 1% of our net sales for that year, and we maintained that position throughout the year. The impact of these government measures and our exit from our Russia-related business, as well as any further retaliatory actions taken by Russia, the United States, the European Union and other jurisdictions, is unknown and could have a material adverse effect on our business.
We are not able to predict the duration and severity of adverse economic, social, political or market conditions in the U.S. or other countries.
Foreign currency exchange rates, and fluctuations in those rates, may materially adversely affect our business.
The substantial majority of our net sales in 2022 was in foreign currencies. Fluctuations in currencies, such as those associated with the euro and Chinese yuan in 2022, which had an unfavorable impact for the year, can result in a variety of negative effects, including lower net sales, increased costs, lower gross margin percentages, increased allowance for credit losses and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangible assets. Foreign currency translation decreased our net sales in 2022 by approximately $417 million. Margins on sales of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.
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
A significant amount of our net sales – approximately 40% of our net sales in 2022 – originated in emerging markets, including countries in Asia Pacific, Latin America, Eastern Europe and Middle East/Northern Africa. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results have and can fluctuate significantly based on economic conditions in these regions. Our business operations have been and may be adversely affected by the current and future political environment in China, including as a result of its response to tariffs instituted by the U.S. government on goods imported from China, tariffs imposed by China on U.S. goods, the increasing use of economic sanctions and export control restrictions, any trade agreements entered into between the U.S. and China, and tensions related to Hong Kong and Taiwan. Our ability to operate in China or other emerging markets may be adversely affected by changes in the laws and regulations of these jurisdictions or the interpretation thereof, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, foreign currency conversion, the regulation of private enterprises and other matters.
In 2022, many of our manufacturing and other operations in China experienced limited production and/or closure amid governmental lockdown orders. All of our manufacturing facilities are currently open, but, some of our employees are still unable to travel easily within and outside their countries. The pandemic and other adverse developments in emerging markets could have a material adverse effect on our business. There have been and could be further disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, any of which could impact our sales and operating results. In 2022, COVID-19 adversely affected global economies and financial markets primarily due to lockdowns in China, and any further escalation of the pandemic could lead to a more significant economic downturn that could adversely affect demand for our products and negatively impact our business. In 2021, with the spread of the Delta variant mid-year, we experienced intermittent COVID-19 closures in Southeast Asia, particularly in our Solutions Group reportable segment.
If we are unable to successfully expand our business in emerging markets or achieve the return on capital we expect as a result of our investments in these countries, our financial performance could be materially adversely affected. In addition to the risks applicable to our international operations, factors that could negatively impact our operations in these emerging markets include the less established or reliable legal systems and possible disruptions due to unstable political conditions, civil unrest or economic volatility. These factors could have a material adverse effect on our business by decreasing consumer purchasing power, reducing demand for our products or increasing our costs.
Our operations and activities outside of the U.S. may subject us to risks different from and potentially greater than those associated with our domestic operations.
A substantial portion of our employees and assets are located outside of the U.S. and, in 2022, approximately 72% of our sales was generated outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face with respect to our domestic operations; changes in foreign political, regulatory and economic conditions, including nationally, regionally and locally; changes in exchange rates for foreign currencies; inflation; reduced protection of intellectual property rights; laws and regulations impacting the ability to repatriate foreign earnings; challenges of complying with a wide variety of foreign laws and regulations, including those relating to sales, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to regulate our international operations and monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, such as the UK’s Bribery Act of 2010; differences in lending practices; challenges with complying with applicable export and import control laws and regulations; and differences in language, culture and time zone.
Risks Related to Our Business
As a manufacturer, our sales and profitability depend upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and our ability to control or offset increases in raw material and labor costs. Raw material and freight cost increases have impacted our business and could materially adversely affect our business.
The availability of raw materials used in our businesses remained constrained in 2022, which continued to present challenges and lead to volatility, impacting availability and pricing. Additionally, energy costs continued to increase in 2022, particularly in Europe, and could remain volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor, freight and energy remained significant in 2022. We continued to implement targeted price increases across our businesses and regions and worked to re-engineer certain of our products, to address raw material and freight inflation. If inflation remains persistent in 2023, we may have to implement additional pricing measures. Our performance depends in part on our ability to offset cost increases for raw materials by raising our sales prices or re-engineering our products and our ability to maintain our sales prices if costs for raw materials decrease.
It is important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. In 2022, we experienced supply chain interruptions due to natural and other disasters which are becoming more frequent due to the impacts from climate change, or other events, such as COVID-19 in China and political and social unrest in Sri Lanka, energy shortages in multiple regions, and floods in Pakistan. We continued managing through the dynamic supply and demand environment in which demand across the majority of our businesses and regions was strong while raw material, freight and labor availability was constrained. Inflation was significant and we implemented pricing and material re-engineering actions to offset higher costs. We also leveraged our global scale, working closely with our customers and suppliers to minimize disruptions and ensure preparedness through robust scenario planning. Any such continued or prolonged disruption to our supply chain could negatively impact on our sales and profitability, and any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business.
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
We are affected by changes in our markets due to increasing environmental standards. If we do not respond appropriately to these changes, it could negatively impact market demand, our market share and pricing, any of which could materially adversely affect our business.
A substantial amount of our label materials is sold for use in plastic packaging in the food, beverage, and home and personal care market segments. In recent years, there has been an accelerated focus on sustainability and transparency in reporting, with greater concern regarding climate change and single-use plastics, corporate commitments and increasing stakeholder expectations regarding the reuse and recyclability of plastic packaging and recycled content, and increased regulation across multiple geographies regarding the collection, recycling and use of recycled content. We are at risk that changes in consumer preferences or laws and regulations related to the use of plastics could reduce demand for our products. We have established strategic innovation platforms focused on material circularity and waste elimination/reduction to develop products and solutions that advance the circular economy and address the need for increased recyclability of plastic packaging, in collaboration with our customers and the businesses in our supply chain. These efforts may result in additional costs and there can be no assurance that they will be successful, and a significant reduction in the use of plastic packaging could materially adversely affect demand for our products.
The scientific consensus is that the emission of greenhouse gases (“GHG”) is altering the composition of our atmosphere in ways that are adversely affecting global climate. Concern regarding climate change has led and is likely to continue to lead to increasing demands by legislators and regulators, customers, consumers, investors and non-governmental organizations for companies to reduce their GHG emissions. One of our 2025 sustainability goals is to achieve at least a 3% absolute reduction in our GHG emissions year-over-year and at least a 26% absolute reduction, compared to our 2015 baseline, by 2025; we have already exceeded this overall goal. As part of our more ambitious 2030 sustainability goals, we are aiming to reduce our Scope 1 and 2 GHG emissions by 70% compared to our 2015 baseline and work with our supply chain to reduce Scope 3 GHG emissions by 30% against our 2018 baseline, in each case by 2030, with an ambition to be net zero by 2050. We could face risks to our reputation, investor confidence and market share if we are unable to continue reducing our GHG emissions. Increased raw material costs, such as fuel and electricity, and compliance-related costs could also impact customer demand for our products. The potential impact of climate change on our business is uncertain, as it will depend on the limits imposed by, and timing of, new or stricter laws and regulations, more stringent environmental standards and expectations, and evolving customer and consumer preferences, but it could increase our costs and have a material adverse effect on our business.
We have recently acquired companies and are likely to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and employees.
To grow existing businesses and expand into new areas, we have made acquisitions and are likely to continue acquiring companies that increase our presence in high value product categories, increase our pace of innovation and advance our sustainability initiatives. In 2022, we acquired TexTrace and Rietveld. The aggregate purchase consideration for the acquisitions of TexTrace and Rietveld was approximately $35 million. In 2021, we acquired Vestcom for $1.47 billion, as well as ZippyYum and JDC, for an aggregate of approximately $43 million. The success of any acquisition depends, in part, on the ability of the combined company to realize the anticipated benefits from combining our businesses. Realizing these benefits depends, in part, on maintaining adequate focus on executing the business strategies of the combined company as well as the successful integration of assets, operations, functions and personnel. We continue to evaluate potential acquisition targets and ensure we have a robust pipeline of potential opportunities.
Various risks, uncertainties and costs are associated with acquisitions. Effective integration of systems, controls, employees, product lines, market segments, customers, suppliers and production facilities and cost savings can be difficult to achieve and the results of integration activities can be uncertain. While we have not experienced significant issues with our acquisitions to date, if management of our combined company is unable to continue minimizing the potential disruption of the combined company’s ongoing business during the integration process, the anticipated benefits of any acquisition may not be fully realized. In addition, the inability to successfully manage the implementation of appropriate systems, policies, benefits and compliance programs for the combined company could have a material adverse effect on our business. We may not be able to retain key employees of an acquired company or successfully execute integration strategies and achieve projected performance targets for the business segment into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and that of the acquired company may suffer due to uncertainty or diversion of management attention. Future acquisitions could result in increased debt, dilution, liabilities, interest expense, restructuring charges and amortization expenses related to intangible assets. There can be no assurance that acquisitions will be successful and contribute to our profitability. Further, we may not be able to identify value-accretive acquisition targets that support our strategy of expanding our position in high value product categories or execute additional acquisitions in the future.
A significant consolidation of our customer base could negatively impact our business.
A significant consolidation of our customer base could negatively impact our business. In recent years, some converter customers served by our Materials Group reportable segment have consolidated and integrated vertically and some of our largest customers have acquired companies with similar or complementary product lines. This broad industry consolidation has accelerated, and could continue to increase the concentration of our business with our largest customers. Further consolidation may be accompanied by pressure from customers for lower prices. While we have been generally successful at managing customer consolidations in the past, increased pricing pressures from our customers could have a material adverse effect on our business.
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
As our business environment changes, we have adjusted and may need to further adjust our business strategies or restructure our operations or particular businesses. We expended approximately $8 million and $14 million for restructuring actions in 2022 and 2021, respectively, significantly less than in 2020 when we accelerated our restructuring activities. In 2020, we implemented restructuring and investment actions across our businesses designed to increase profitability, with the reduction of positions and assets at numerous locations across our company, which included actions in Materials Group and Solutions Group. The actions in Materials Group were primarily associated with the consolidations of its operations in North America and its graphics business in Europe, in part in response to COVID-19. The actions in Solutions Group primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to COVID-19. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or could prove unprofitable. We cannot provide assurance that we will achieve the intended results of any of our business strategies, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.
If we are unable to develop and successfully market new products and applications, we could compromise our competitive position.
The timely introduction of new products and improvements to current products helps determine our success. Many of our current products are the result of our research and development efforts, for which we expensed $136.1 million in 2022. These efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in Materials Group. We focus on research projects related to RFID and external embellishments in Solutions Group, for which we have and license a number of patents. Additionally, our research and development efforts include sustainable innovation and design of products that increase the use of recycled content, reduce waste, extend life or enable recycling. Research and development is complex and uncertain, requiring innovation and anticipation of market trends. We could focus on products that ultimately are not accepted by customers or end users or we could suffer delays in the production or launch of new products that may not lead to the recovery of our research and development expenditures and, as a result, could compromise our competitive position.
Misassessment of our infrastructure needs could have a material adverse effect on our business.
We continue to invest in our long-term growth and margin expansion plans, with $298.5 million in capital expenditures, including fixed assets and information technology, in 2022. We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate. In recent years, we expanded Materials Group’s manufacturing capabilities in India and a location in Indiana; moved our Solutions Group's Vietnam business into a new, expanded facility; and made additional investments in both capacity and business development globally for our Intelligent Labels RFID platform, including a new facility in Brazil. We also transferred Materials Group’s European medical capacity from Belgium to Ireland. In addition, we added capacity through our acquisitions of Textrace, Rietveld, JDC, ZippyYum and Vestcom. Infrastructure investments, which are long-term in nature, may not generate the expected return due to changes in the marketplace, failures in execution, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.

Our profitability may be materially adversely affected if we generate less productivity improvement than projected.
We engage in restructuring actions intended to reduce our costs and increase efficiencies across our business segments. We had incremental savings from restructuring actions, net of transition costs, of approximately $26 million in fiscal year 2022, which largely reflected carryover savings from actions implemented in prior years. We intend to continue efforts to reduce costs in all our businesses, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. The consolidation of Materials Group’s operations in North America and its graphics business in Europe, the global headcount and footprint reduction in Solutions Group and the temporary cost saving actions we implemented in 2020 to mitigate the impact of the downturn caused by COVID-19 are examples of these activities. The success of these efforts is not assured and targeted savings may not be realized. In addition, cost reduction actions can result in restructuring charges and could expose us to production risk, loss of sales and employee turnover.
Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.
Although we have processes to administer credit granted to customers and believe our allowance for credit losses is adequate, we have increased our allowance when determined to be appropriate due to, for example, the continued impact of COVID-19 in certain countries, supply chain challenges, issues with raw material, freight and labor availability, and persistent inflation, and in the future may experience losses as a result of our inability to collect some of our accounts receivable. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments were to occur, our inability to collect on our accounts receivable from customers could substantially reduce our cash flows and income and have a material adverse effect on our business.
There is a rapidly evolving awareness and focus from stakeholders, including our investors, customers and employees, with respect to global climate change and our company’s environmental, social and governance (ESG) practices, which could affect our business.
Investor and societal expectations with respect to ESG matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not continue to act responsibly with respect to ESG matters in the following key areas: environmental stewardship; DEI; corporate governance; support for our communities; and corporate governance and ESG transparency. A failure to adequately meet stakeholders’ expectations could result in loss of business, diluted market valuation, an inability to attract and retain customers and talented personnel, increased negative investor sentiment toward us and/or our customers and the diversion of investment to other industries, which could have a negative impact on our stock price and access to and costs of capital.
COVID-19 had an adverse effect on portions of our business and we could experience further negative consequences as a result of COVID-19 that could have a material adverse effect on our business.
Our operations largely recovered from the impact of COVID-19 beginning in 2021, with higher volume across our businesses. Uncertainty surrounding the global health crisis remained elevated in certain countries during 2022 as parts of the world experienced increased number of COVID-19 cases at some point during the year. The greatest impact to our company was in China due to lockdowns imposed by the government.
We are unable to predict the full impact that COVID-19 will have on our business in 2023 due to numerous uncertainties, including the duration and severity of the pandemic, the impact of the spread of new and existing variants of the virus, the availability, adoption and effectiveness of vaccines and treatments, and containment measures and the related macroeconomic impacts. We continue to manage this dynamic environment, including updating our scenario planning to reflect the evolving aspects of the pandemic.
Risks Related to Income Taxes
Changes in our tax rates could affect our business.
Our effective tax rate in any period could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation. The impact of these changes could materially impact our business.
The enactment of legislation implementing changes in taxation of business activities, adoption of other corporate tax reform policies, or other changes in tax legislation or policies could materially adversely impact our business.
Corporate tax reform, prevention of base-erosion and tax transparency continue to be high priorities for many tax jurisdictions worldwide, including the U.S. As a result, policies regarding corporate income and other taxes are under heightened scrutiny globally, while tax reform legislation has been proposed or enacted in a number of jurisdictions.
In addition, many countries have enacted, or plan to enact, legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) recommendations and action plans, which aim to standardize and modernize global corporate tax policy, with changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. Moreover, the

OECD continues to engage in discussions on fundamental changes to the profit allocation among tax jurisdictions in which companies do business and the implementation of a global minimum tax. In the U.S., certain changes to the taxation of income derived from international business activities have been proposed as a reaction to the adoption of the BEPS framework, named Pillar Two, in domestic laws. Due to the size of our international business activities, any substantial change in corporate tax policies, enforcement activities or legislative or regulatory actions could have a material adverse effect on our business.
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
We are subject to regular examinations of our income tax returns by various tax authorities. We regularly assess the likelihood of material adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. In addition, tax enforcement has become increasingly aggressive in recent years focused primarily on transfer pricing and intercompany documentation. Our estimate of the potential outcome of uncertain tax issues requires significant judgment and is subject to our assessment of relevant risks, facts, and circumstances existing at the time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may materially adversely impact our effective tax rate.
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
We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our global business. Like other information technology systems, ours is susceptible to a number of risks including, but not limited to, damage or interruptions resulting from obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, ransomware or other malicious attacks and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. We have continued to implement measures to mitigate our risk related to system and network disruptions, but if a disruption were to occur, we could incur significant losses and remediation costs that could have a material adverse effect on our business. Additionally, we rely on services provided by third-party vendors for certain information technology processes, including system infrastructure management, application management, and software as a service. While we continued to mature our cybersecurity due diligence process, this reliance on third parties makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.
Security breaches could compromise our information and expose us to liability, which could cause our business and reputation to suffer.
We maintain information necessary to conduct our business in digital form, which is stored in data centers and on our networks and third-party cloud services, including confidential and proprietary information as well as personal information regarding our customers and employees. The secure maintenance of this information is critical to our operations. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely and the threat landscape remains challenging with digital business transformation, hybrid workforces and interconnected supply chains expanding the risk of attack. Our information technology and infrastructure may become vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Additionally, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, assess the protections utilized by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.
We perform cybersecurity due diligence and mitigate identified risks during our M&A diligence process. While we believe we have substantially mitigated the risks related to acquired companies, there is still a risk that one of our recent acquisitions or a future acquisition may experience an incident that could lead to a breach before risks are able to be mitigated.
Any such breach or attack could compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any access, disclosure or loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, impair our ability to conduct business, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, may limit our ability to fully recover these losses. If personal information of our customers or employees were to be misappropriated, we could incur costs to compensate our customers or employees or pay damages or fines as a result of litigation or regulatory actions and our reputation with our customers and employees could be injured, resulting in loss of business or decline in morale. Data privacy legislation and regulation have been increasing in recent years – including, for example, the General Data Protection Regulation in the EU, the Cyber Security Law in China, the General Data Protection Law in Brazil and the state of California’s Privacy Rights Act – and although we have made reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action in the event of an incident.
Although we have experienced some security incidents that did not have a significant or material adverse effect on our business, this may not be the case in the future. We continue to take steps to further improve the security of our networks and computer systems, including strengthening authentication, continuing to mature our zero trust architecture and strategy, accessing our backups for ransomware resiliency and continuing to implement advanced malware detection measures; enhancing our security incident response program with escalation protocols and playbooks for security events based on risk profile; conducting third party penetration testing to assess the effectiveness of our cybersecurity; conducting employee security awareness training and phishing exercises to protect against social engineering and inadvertent or intentional disclosure of data; upgrading legacy information technology systems to simplify and standardize business processes and applications; continuously improving information technology project and portfolio management discipline; setting more aggressive key performance indicator targets and implementing appropriate mitigation measures; continuing to mature our data loss prevention framework that identifies and protects our critical data, network and site access controls; removing USB drive access across our company; increasing network segmentation; enhancing our focus on third party risk management; and improving our capabilities based on threat intelligence and the publicized incidents experienced by other companies, as well as ones that we have experienced despite their minimal operational or financial impact to date. We regularly review the effectiveness of our cybersecurity preparedness program using an industry standard cybersecurity framework and best practices (e.g., ISO27000, NIST 800). Despite these and other mitigation efforts, cyber risk and ransomware attacks on companies continue to significantly increase and there can be no assurance that we have fully protected our information, that third parties to whom we have disclosed such information or with whom we have stored such information (in data centers and on the cloud) are taking similar precautions, or that we will not experience future hacking or intrusion attempts that could have a material adverse effect on our business.
Risks Related to Human Capital
For us to remain competitive, it is important to recruit and retain our key management and highly-skilled employees. We also utilize various outsourcing arrangements for certain services, and related delays, resource availability, or errors by these service providers may lead to increased costs or disruption in our business.
Competition to recruit and retain key management and highly-skilled employees has increased in recent years. In particular, due to our expansion to additional geographies and ongoing productivity efforts and recent employee restructuring actions, it may be difficult for us to recruit and retain sufficient numbers of highly-skilled employees. We may also be unable to recruit and retain key management and highly-skilled employees if we do not offer market-competitive employment and compensation terms. If we fail to recruit or retain our key management or sufficient numbers of highly-skilled employees, we could experience disruption in our businesses and difficulties managing our operations and implementing our business strategy. Further, if we are unable to timely and effectively advance our DEI strategy, it could impact our ability to recruit and retain talent, resulting in a material adverse effect on our business.
Executive succession planning is also important to our long-term success. We experienced several recent key management changes, including recent promotions of long-serving and experienced leaders to the positions of President and Chief Operating Officer, Apparel Solutions Vice President/General Manager and Materials Group Worldwide President. While we believe we have appropriate leadership development programs and succession plans in place, any failure to ensure effective transfer of knowledge and smooth transitions involving our key management or other highly-skilled employees could hinder our strategic planning and execution.

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
At December 31, 2022, we had approximately $3.10 billion of debt. Our overall level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing. Higher debt levels could negatively impact our ability to meet other business needs and could result in higher financing costs. The credit ratings assigned to us also impact the interest rates we pay. A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets and increase our borrowing costs. If our access to commercial paper markets were to become limited, as they were in March 2020 as a result of COVID-19, and we were required to obtain short-term funding under our revolving credit facility or our other credit facilities, we would face increased exposure to variable interest rates.
An increase in interest rates could have a material adverse effect on our business.
In 2022, our average variable-rate borrowings were approximately $487 million. Increases in short-term interest rates directly impact the amount of interest we pay. Fluctuations in interest rates can increase borrowing costs and have a material adverse effect on our business.
In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken in recent years to maintain a low interest rate environment. Given substantially increasing inflation across the globe the Federal Reserve and similar monetary policymaking entities around the world began increasing interest rates in 2022. As of December 31, 2022 the U.S. Federal Reserve’s benchmark interest rate was between 4.25% and 4.50%, up from between 0% and 0.25% the same time in 2021. If long-term interest rates rise, our borrowing costs will increase. Continued increases in interest rates could, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness and negatively impact our stock price.
Our current and future debt covenants may limit our flexibility.
Our credit facilities and the indentures governing our medium- and long-term notes contain, and any of our future indebtedness likely would contain, restrictive covenants that impose operating and financial restrictions on us. Among other things, these covenants restrict our ability to incur additional indebtedness, incur certain liens on our assets, make certain investments, sell our assets or merge with third parties, and enter into certain transactions. We are also required to maintain specified financial ratios under certain conditions. These restrictive covenants and ratios in our existing debt agreements and any future financing agreements may limit or prohibit us from engaging in certain activities and transactions that may be in our long-term best interest and could place us at a competitive disadvantage relative to our competitors, which could materially adversely affect our business.
Risk Related to Ownership of Our Stock
Our stock price may be subject to significant variability.
Changes in our stock price may, among other things, affect our access to, or cost of financing from, capital markets and may affect our stock-based compensation arrangements and our effective tax rate. Our stock price, which increased significantly in 2020 and 2021 but declined in 2022, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including our financial performance on an absolute basis and relative to our peers and competitors, as well as market expectations of our performance, the level of perceived growth of our industries, and other company-specific factors, can also materially adversely affect our stock price. There can be no assurance that our stock price will not experience significant variability in the future.
We cannot guarantee that we will continue to repurchase shares of our common stock or pay dividends on our common stock or that repurchases will enhance long-term stockholder value. Changes in our levels of stock repurchases or dividends could affect our stock price and significantly increase its variability.
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, in addition to the amount of shares that were available for repurchase under our previous authorization. As of December 31, 2022, shares of our common stock in the aggregate amount of $730.0 million remained authorized for repurchase under the 2022 Board authorization. In 2022, we repurchased 2.2 million shares of our common stock at an aggregate cost of $379.5 million. We make share repurchases through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our share repurchase authorizations do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period. The timing and amount of repurchases, if any, are subject to market and economic conditions, applicable legal requirements and other relevant factors. We may limit, suspend or discontinue repurchasing shares at any time at our discretion and without prior notice.
Although we increased our quarterly dividend rate by approximately 10% in April 2022, there can be no assurance that we will maintain this rate or approve further increases in the future. Future dividends are subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends could be suspended or discontinued at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
In addition, any future repurchases of our common stock or payment of dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and significantly increase its variability. Our share repurchases and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of our common stock or payment of dividends could impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.
Risks Related to Legal and Regulatory Matters
Infringing intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property could harm our ability to compete or grow.
Because our products involve complex technology and chemistry, we are involved from time to time in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. We are currently party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products infringed on its patent. We have accrued a contingent liability in the amount of $26.6 million based on our assessment of the probabilities and associated outcomes related to this matter. For more information on this litigation, see Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements. If we are ultimately held liable in the Adasa matter or are held liable for infringement in other matters, we could be required to pay damages, obtain licenses or cease making or selling certain products. There can be no assurance that licenses would be available on commercially reasonable terms or at all. The defense of these claims, whether or not meritorious, or the development of new technologies could cause us to incur significant costs and divert the attention of management.
We also have valuable intellectual property upon which third parties may infringe. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. In addition, many of the countries in which we operate do not have intellectual property laws as fulsome as those in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain competitive advantages we have, cause us to lose sales or otherwise harm our business. Further, the costs associated with protecting our intellectual property rights could materially adversely impact our business.
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
There can be no assurance that any outcome of any litigation, investigation or other legal, environmental, compliance and regulatory matter will be favorable. Our financial results could be materially adversely affected by an unfavorable outcome to pending or future litigation and investigations, and other legal, regulatory, environmental and compliance matters. See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements for more information.
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
We have accrued liabilities for the environmental clean-up of certain sites, including the eleven sites for which U.S. governmental agencies have designated us as a potentially responsible party as of our 2022 fiscal year-end, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements for more information. However, because of the uncertainties associated with environmental assessment and remediation activities, the actual expense to remediate currently identified sites and other sites that could be identified for cleanup in the future could be higher than the liabilities accrued.
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
Changes in the value of our pension assets, which was approximately $585 million as of December 31, 2022, could materially adversely affect our earnings and cash flows. In particular, the value of our investments may decline due to increases in interest rates or volatility in the financial markets. In addition, we may take actions to reduce the financial volatility associated with our pension liabilities, which could result in charges in the nearer term. As such, we continuously evaluate options to better manage the volatility associated with our pension liabilities. Although we mitigate these risks by investing in high quality securities, ensuring adequate diversification of our investment portfolio and monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline.
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
Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment annually (or more frequently if impairment indicators are present). As of December 31, 2022, the carrying value of our goodwill was $1.9 billion. In 2022, we determined that the goodwill of our reporting units was not impaired. We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated primarily using an income approach based on the present value of projected future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events could result in goodwill impairment charges in the future. Impairment charges could substantially affect our business in the periods in which they are made.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
As of December 31, 2022, we operated manufacturing facilities in excess of 100,000 square feet in the reportable segments and locations listed below.
Materials Group

Domestic	Peachtree City, Georgia; Fort Wayne, Greenfield, and Lowell, Indiana; Fairport Harbor, Mentor, Oak Harbor, and Painesville, Ohio; Mill Hall, Pennsylvania
Foreign	Soignies and Turnhout, Belgium; Vinhedo, Brazil; Guangzhou, Kunshan, and Zhuozhou, China; Champ-sur-Drac, France; Gotha, Germany; Pune and Noida, India; Longford, Ireland; Kibbutz Hanita, Israel; Rodange, Luxembourg; Bangi, Malaysia; Queretaro, Mexico; Rayong, Thailand; and Cramlington, United Kingdom
Solutions Group

Domestic	New Century, Kansas and Miamisburg, Ohio
Foreign	Dhaka, Bangladesh; Nansha, Panyu, and Suzhou, China; Bufalo, Honduras; Ancarano, Italy; Kulim, Malaysia; and Long An Province, Vietnam
In addition to the manufacturing facilities described above, our other principal facilities include our corporate headquarters in Mentor, Ohio and our divisional and corporate offices located in Glendale, California; Mentor, Ohio; Vinhedo, Brazil; Hong Kong and Kunshan, China; and Oegstgeest, the Netherlands.
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
Item 3.     LEGAL PROCEEDINGS
See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock is listed under the ticker symbol “AVY” on the New York Stock Exchange. We did not sell securities in any unregistered transactions during fiscal year 2022. We have historically paid quarterly cash dividends. Future dividend payments are subject to the approval by our Board of Directors based on our earnings, capital requirements, financial condition and other factors.
We had 3,799 shareholders of record as of December 31, 2022, the last day of our fiscal year 2022.
Stockholder Return Performance
The graph below compares the cumulative stockholder return on our common stock, including reinvestment of dividends, with the return on the S&P 500 Stock Index and the average return (weighted by market capitalization) of the S&P 500 Materials and Industrials subsets (the “Market Basket”), in each case for the five-year period ending December 31, 2022.

Avery Dennison
S&P 500 Index
S&P 500 Industrials and Materials (Weighted Average)
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022

Total Return Analysis(1)

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Avery Dennison	$100	$80	$118	$143	$202	$172
S&P 500 Index	100	96	126	149	192	157
Market Basket(2)	100	90	119	141	177	172
(1)Assumes $100 invested on December 31, 2017 and reinvestment of dividends.
(2)Average weighted by market capitalization.

(b)Not applicable.

(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the fourth quarter of 2022 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans(4)
October 2, 2022 – October 29, 2022	165.2	$168.4	165.2	$763.2
October 30, 2022 – November 26, 2022	103.1	174.2	103.1	745.2
November 27, 2022 – December 31, 2022	83.4	182.0	83.4	730.0
Total	351.7	$173.3	351.7	$730.0
(1)The periods shown are our fiscal months during the thirteen-week quarter ended December 31, 2022.
(2)Shares in thousands.
(3)In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased..
(4)Dollars in millions.
Item 6.     RESERVED

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, provides management’s views on our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes thereto, and includes the sections identified below.

Non-GAAP Financial Measures	21
Overview and Outlook	22
Analysis of Results of Operations	24
Results of Operations by Reportable Segment	26
Financial Condition	28
Critical Accounting Estimates	33
Recent Accounting Requirements	36
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
We use the non-GAAP financial measures defined below in this MD&A.
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation and the reclassification of sales between segments and, where applicable, an extra week in our fiscal year, the calendar shift resulting from the extra week in the prior fiscal year and currency adjustment for transitional reporting of highly inflationary economies. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior period results translated at current period average exchange rates to exclude the effect of currency fluctuations.
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
OVERVIEW AND OUTLOOK
Fiscal Year
Our fiscal years generally consist of 52 weeks, but every fifth or sixth fiscal year consists of 53 weeks; our 2022 and 2021 fiscal years consisted of 52-week periods ending December 31, 2022 and January 1, 2022, respectively. Our 2020 fiscal year consisted of a 53-week period ending January 2, 2021.
Segment Information
In the fourth quarter of 2022, we changed our operating structure to align with our overall business strategy, and our Chief Executive Officer, who is also our chief operating decision maker, requested changes in the information that he regularly reviews to allocate resources and assess performance. As a result, our fiscal year 2022 results are reported based on our new reportable segments as described in Note 15, "Segment Information." We have recast prior periods to reflect our new operating structure.
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	2022	2021
Reported net sales change	8%	21%
Foreign currency translation	6	(3)
Extra week impact	—	1
Sales change ex. currency(1)	13%	19%
Acquisitions and product line divestitures	(4)	(3)
Organic sales change(1)	10%	16%
(1) Totals may not sum due to rounding.
In 2022, net sales increased on an organic basis primarily due to pricing actions, partially offset by lower volume/mix. In 2021, net sales increased on an organic basis primarily due to higher volume/mix and recovery from the prior-year impact of COVID-19.
Net Income
Net income increased from approximately $740 million in 2021 to approximately $757 million in 2022. The major factors affecting this increase were:
•The net benefit of pricing, freight, energy and raw material costs, including material re-engineering
•Higher income from acquisitions, net of associated amortization of other intangibles
•Lower transaction and related costs
Offsetting factors:
•Lower volume due to inventory destocking
•Unfavorable foreign currency translation
•Growth investments
•Higher employee-related costs
Acquisitions
Subsequent to our fiscal year-end 2022, in January 2023, we entered into an agreement to acquire Thermopatch, Inc., a New York-based manufacturer specializing in labeling, embellishments, and transfers for the sports, industrial laundry, workwear and hospitality industries. We believe this acquisition will expand the product portfolio in our Solutions Group reportable segment. We expect to complete this acquisition in the first quarter of 2023.
2022 Acquisitions
In January 2022, we completed our acquisitions of TexTrace AG ("TexTrace"), a Switzerland-based technology developer specializing in custom-made woven and knitted RFID products that can be sewn onto or inserted into garments, and Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi (collectively, "Rietveld"), a Netherlands-based provider of external embellishment solutions and application and printing methods for performance brands and team sports in Europe. These acquisitions expanded the product portfolio in our Solutions Group reportable segment. The acquisitions of TexTrace and Rietveld are referred to collectively as the "2022 Acquisitions."
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
The 2022 Acquisitions were not material, individually or in the aggregate, to the Consolidated Financial Statements.
Vestcom Acquisition
On August 31, 2021, we completed our acquisition of CB Velocity Holdings, LLC (“Vestcom”), an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies, for purchase consideration of $1.47 billion. We funded this acquisition using cash and proceeds from both commercial paper borrowings and issuances of senior notes. Refer to Note 4, “Debt,” to the Consolidated Financial Statements for more information.
Vestcom’s solutions expanded our position in high value categories and added channel access and data management capabilities to our Solutions Group reportable segment.
Other 2021 Acquisitions
On March 18, 2021, we completed our acquisition of the net assets of ZippyYum, LLC (“ZippyYum”), a California-based developer of software products used in the food service and food preparation industries. This acquisition enhanced the product portfolio in our Solutions Group reportable segment.
On March 1, 2021, we completed our acquisition of the issued and outstanding stock of JDC Solutions, Inc. (“JDC”), a Tennessee-based manufacturer of pressure-sensitive specialty tapes. This acquisition expanded the product portfolio in our Materials Group reportable segment.
The acquisitions of ZippyYum and JDC are referred to collectively as the “Other 2021 Acquisitions.”
The aggregate purchase consideration for the Other 2021 Acquisitions was approximately $43 million. We funded the Other 2021 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to approximately $13 million subject to the acquired company’s achievement of certain post-acquisition performance targets. As of the acquisition date, we estimated the fair value of these earn-out payments to be approximately $12 million, which was included in the $43 million of aggregate purchase consideration.
The Other 2021 Acquisitions were not material, individually or in the aggregate, to the Consolidated Financial Statements.
Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements for more information.
Cost Reduction Actions
2019/2020 Actions
During 2022, we recorded $7.3 million in restructuring charges, net of reversals, related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 830 positions and asset impairment charges at numerous locations across our company, reflecting actions in both our reportable segments. The actions in our Materials Group reportable segment were primarily associated with consolidations of its operations in North America and its graphics business in Europe, in part in response to COVID-19. The actions in our Solutions Group reportable segment were primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to COVID-19. During 2021, we recorded $13.3 million in restructuring charges, net of reversals, related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 360 positions, as well as asset impairment charges. Our activities related to our 2019/2020 actions began in the fourth quarter of fiscal year 2019 and continued through fiscal year 2022.
Impact of Cost Reduction Actions
In 2022 and 2021, we realized approximately $26 million and $65 million, respectively, in savings from restructuring, net of transition costs, primarily related to our 2019/2020 actions.
Restructuring charges were included in “Other expense (income), net” in the Consolidated Statements of Income. Refer to Note 13, “Cost Reduction Actions,” to the Consolidated Financial Statements for more information.

Accounting Guidance Updates
Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for this information.
Cash Flow

(In millions)	2022	2021	2020
Net cash provided by operating activities	$961.0	$1,046.8	$751.3
Purchases of property, plant and equipment	(278.1)	(255.0)	(201.4)
Purchases of software and other deferred charges	(20.4)	(17.1)	(17.2)
Proceeds from sales of property, plant and equipment	2.3	1.1	9.2
Proceeds from insurance and sales (purchases) of investments, net	1.9	3.1	5.6
Payments for certain acquisition-related transaction costs	.6	18.8	—
Free cash flow	$667.3	$797.7	$547.5
In 2022, cash flow provided by operating activities decreased compared to 2021 primarily due to changes in operational working capital, higher incentive compensation payments and the timing of payroll payments, partially offset by higher net income and lower income tax payments, net of refunds. In 2022, free cash flow decreased compared to 2021 primarily due to lower cash provided by operating activities adjusted for payments for certain acquisition-related transaction costs and higher purchases of property, plant and equipment.
Outlook
Certain factors that we believe will contribute to our 2023 results are described below.
•We expect net sales to increase by approximately 0% to 4%, in part reflecting a decrease of approximately 1% from the impact of foreign currency translation.
•We anticipate incremental savings from restructuring actions, net of transition costs, of approximately $45 million.
•We expect our full-year effective tax rate to be in the mid-twenty percent range.
•We expect fixed and IT capital expenditures to be approximately $350 million.
ANALYSIS OF RESULTS OF OPERATIONS
Income before Taxes

(In millions, except percentages)	2022	2021	2020
Net sales	$9,039.3	$8,408.3	$6,971.5
Cost of products sold	6,635.1	6,095.5	5,048.2
Gross profit	2,404.2	2,312.8	1,923.3
Marketing, general and administrative expense	1,330.8	1,248.5	1,060.5
Other expense (income), net	(.6)	5.6	53.6
Interest expense	84.1	70.2	70.0
Other non-operating expense (income), net	(9.4)	(4.1)	1.9
Income before taxes	$999.3	$992.6	$737.3
Gross profit margin	26.6%	27.5%	27.6%
Gross Profit Margin
Gross profit margin in 2022 decreased compared to 2021 primarily due the net impact of higher selling prices, higher raw material costs and higher freight costs, as well as higher employee-related costs, partially offset by higher volume/mix primarily related to the impact of acquisitions.
Gross profit margin in 2021 decreased slightly compared to 2020 primarily reflecting the net impact of higher selling prices, higher raw material costs and higher freight costs, the impact of prior-year temporary cost reduction actions and higher employee-related costs, partially offset by favorable volume/mix and the benefits from productivity initiatives, including temporary cost reduction actions, material re-engineering and savings from restructuring actions, net of transition costs.

Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in 2022 compared to 2021 primarily due the impact of acquisitions and growth investments, partially offset by the impact of favorable foreign currency translation.
Marketing, general and administrative expense increased in 2021 compared to 2020 primarily due to higher employee-related costs including the impact of acquisitions, growth investments, the impact of prior-year temporary cost reduction actions and unfavorable currency translation, partially offset by lower allowance for credit losses.
Other Expense (Income), Net

(In millions)	2022	2021	2020
Other expense (income), net by type
Restructuring charges:
Severance and related costs	$7.6	$10.5	$49.1
Asset impairment charges and lease cancellation costs	.1	3.1	6.2
Other items:
Transaction and related costs	.3	20.9	4.2
Outcomes of legal proceedings, net	6.3	(.4)	—
Gain on venture investments, net	(13.5)	(23.0)	(5.4)
(Gain) loss on sales of assets, net	(1.4)	.2	(.5)
Gain on sale of product line	—	(5.7)	—
Other expense (income), net	$(.6)	$5.6	$53.6
Refer to Note 13, “Cost Reduction Actions,” to the Consolidated Financial Statements for more information regarding restructuring charges.
Refer to Note 9, “Fair Value Measurements,” to the Consolidated Financial Statements for more information regarding gains on venture investments.
Refer to Note 15, “Segment and Disaggregated Revenue Information,” to the Consolidated Financial Statements for more information regarding outcomes of legal proceedings.
Interest Expense
Interest expense increased by approximately $13.9 million in 2022 compared to 2021, primarily as a result of additional interest from the $800 million of senior notes we issued in August 2021 and higher interest rates on short-term borrowings. Interest expense in 2021 was comparable to 2020.
Net Income and Earnings per Share

(In millions, except percentages and per share amounts)	2022	2021	2020
Income before taxes	$999.3	$992.6	$737.3
Provision for income taxes	242.2	248.6	177.7
Equity method investment (losses) gains	—	(3.9)	(3.7)
Net income	$757.1	$740.1	$555.9
Net income per common share	$9.28	$8.93	$6.67
Net income per common share, assuming dilution	9.21	8.83	6.61
Effective tax rate	24.2%	25.0%	24.1%
Provision for Income Taxes
Our effective tax rate in 2022 decreased compared to 2021 primarily due to higher benefits related to the settlement of certain foreign tax audits and the benefit from the interest portion of the Brazil indirect tax credit being adjudicated as non-taxable, partially offset by U.S. federal return-to-provision benefits that were lower than in 2021. Our effective tax rate in 2021 increased compared to 2020 primarily due to lower benefits from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years, and the tax charge related to certain legal proceeding, partially offset by higher benefits from return-to-provision adjustments related to our global intangible low-taxed income ("GILTI") exclusion elections in 2021.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ("IRA"), which, among other things, implemented a 15% corporate alternative minimum tax based on the adjusted financial statement income for certain large corporations and a 1% excise tax on net share repurchases. The minimum tax and the excise tax, if applicable, are effective for fiscal years beginning after December 31, 2022. We do not expect the IRA to have a material impact on our financial position, results of operations or cash flows. We will continue to monitor additional guidance from the Internal Revenue Service ("IRS").
Our effective tax rate can vary from period to period due to the recognition of discrete events, such as changes in tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision adjustments, and tax impacts related to stock-based payments, as well as recurring factors, such as changes in our mix of earnings in countries with differing statutory tax rates and our execution of tax planning strategies.
Refer to Note 14, “Taxes Based on Income,” to the Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

(In millions)	2022	2021	2020
Net sales including intersegment sales	$6,632.2	$6,312.3	$5,422.5
Less intersegment sales	(137.1)	(105.8)	(81.9)
Net sales	$6,495.1	$6,206.5	$5,340.6
Operating income(1)	859.3	883.3	747.0
(1) Included charges associated with restructuring actions and related costs in all years, gain on venture investment in 2022 and 2020, outcomes of legal proceedings and gain on sale of product line in 2021, transaction and related costs and gain on sale of assets in 2021 and 2020	$(13.4)	$(25.7)	$30.6
Net Sales
The factors impacting reported net sales change are shown in the table below.

	2022	2021
Reported net sales change	5%	16%
Foreign currency translation	6	(4)
Extra week impact	—	1
Sales change ex. currency(1)	11	13
Acquisitions and product line divestitures	—	(1)
Organic sales change(1)	11%	13%
(1) Totals may not sum due to rounding.
In 2022, net sales increased on an organic basis compared to the same period in the prior year due to pricing actions, partially offset by lower volume/mix. On an organic basis, net sales increased by a mid-to-high single digit rate in emerging markets, a low double-digit rate in North America and a high-teens rate in Western Europe.
In 2021, net sales increased on an organic basis compared to the same period in the prior year due to favorable volume/mix and pricing actions. On an organic basis, net sales increased by a mid-teens rate in emerging markets, a low double-digit rate in North America and a mid-teens rate in Western Europe.
Operating Income
Operating income decreased in 2022 compared to the same period in 2021 primarily due to unfavorable volume/mix, the impact of unfavorable foreign currency translation, higher employee-related costs and the impact of a Brazil indirect tax credit in the prior year, partially offset by the net impact of higher selling prices, higher raw material costs and higher freight costs.
Operating income increased in 2021 compared to 2020 compared to the same period last year primarily due to favorable volume/mix, lower restructuring charges, the Brazil indirect tax credit, favorable foreign currency translation and lower allowance for credit losses. These benefits were partially offset by the net impact of higher sales prices, higher raw material costs, and higher freight costs, as well as higher employee-related costs.

Solutions Group

(In millions)	2022	2021	2020
Net sales including intersegment sales	$2,581.6	$2,239.1	$1,658.4
Less intersegment sales	(37.4)	(37.3)	(27.5)
Net sales	$2,544.2	$2,201.8	$1,630.9
Operating income(1)	302.3	257.2	144.7
(1) Included charges associated with restructuring actions and transaction and related costs in all years, outcomes of legal proceedings in 2022 and 2021, net gains on sales of assets in 2022 and 2020, loss on sale of asset and gain on venture investments in 2021 and loss on venture investments in 2020.	$7.8	$36.6	$22.7
Net Sales
The factors impacting reported net sales change are shown in the table below.

	2022	2021
Reported net sales change	16%	35%
Reclassification of sales between segments	(1)	—
Foreign currency translation	4	(2)
Extra week impact	—	2
Sales change ex. currency(1)	19	35
Acquisitions	(14)	(10)
Organic sales change(1)	5%	25%
(1) Totals may not sum due to rounding.
In 2022, on an organic basis, net sales increased by a mid-teens rate in high value categories and decreased by a low-single digit rate in the base business. Company-wide, on an organic basis, sales of Intelligent Label solutions increased by a mid-teens rate.
In 2021, on an organic basis, net sales in the segment related to Intelligent Labels increased over 20%. Net sales in the base business increased by a low double-digit rate, partially due to the recovery from the prior-period impact of COVID-19.
Operating Income
Operating income increased in 2022 compared to 2021 primarily due to the combined benefit of higher organic volume and acquisitions, the impact of legal proceedings in the prior year, and lower transaction and related costs, partially offset by higher amortization of other intangibles resulting from business acquisitions, growth investments and higher employee-related costs.
Operating income increased in 2021 compared to 2020 primarily due to higher volume, including the impact of acquisitions, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower restructuring charges, partially offset by higher employee-related costs, the impact of prior-year temporary cost reduction actions, growth investments, outcomes of legal proceedings and higher transaction and related costs.

FINANCIAL CONDITION
Liquidity
Operating Activities

(In millions)	2022	2021	2020
Net income	$757.1	$740.1	$555.9
Depreciation	177.4	167.3	154.2
Amortization	113.3	76.8	51.1
Provision for credit losses and sales returns	50.1	35.7	64.0
Stock-based compensation	47.4	37.2	24.0
Pension plan settlements and related charges	—	1.6	.5
Deferred taxes and other non-cash taxes	18.4	2.6	9.3
Other non-cash expense and loss (income and gain), net	23.5	10.1	44.9
Trade accounts receivable	(22.1)	(113.2)	14.7
Inventories	(140.7)	(182.7)	(6.0)
Accounts payable	68.2	255.2	(68.2)
Taxes on income	18.9	(7.3)	(35.2)
Other assets	15.3	4.1	18.2
Other liabilities	(165.8)	19.3	(76.1)
Net cash provided by operating activities	$961.0	$1,046.8	$751.3
In 2022, cash flow provided by operating activities decreased compared to 2021 primarily due to changes in operational working capital, higher incentive compensation payments and the timing of payroll payments, partially offset by higher net income and lower income tax payments, net of refunds.
In 2021, cash flow provided by operating activities increased compared to 2020 primarily due to higher net income, changes in operational working capital and lower severance payments related to restructuring actions, partially offset by higher income tax payments, net of refunds.
Investing Activities

(In millions)	2022	2021	2020
Purchases of property, plant and equipment	$(278.1)	$(255.0)	$(201.4)
Purchases of software and other deferred charges	(20.4)	(17.1)	(17.2)
Proceeds from sales of property, plant and equipment	2.3	1.1	9.2
Proceeds from insurance and sales (purchases) of investments, net	1.9	3.1	5.6
Proceeds from sale of product line and venture investment	1.1	7.6	—
Payments for acquisitions, net of cash acquired, and venture investments	(39.5)	(1,477.6)	(350.4)
Net cash used in investing activities	$(332.7)	$(1,737.9)	$(554.2)
Purchases of Property, Plant and Equipment
In 2022, we invested in buildings and equipment to support growth in certain countries in Asia, including Malaysia, China and Vietnam, and the U.S. for our Solutions Group reportable segment and in the U.S. and certain countries in Europe, primarily in France, and Latin America, primarily in Brazil, for our Materials Group reportable segment. In 2021, we invested in equipment to support growth in the U.S. and certain countries in Asia Pacific, including India and China, and Europe, including France and Luxembourg for our Materials Group reportable segment and in certain countries in Asia Pacific, including China, Malaysia, and Bangladesh, and the U.S. for our Solutions Group reportable segment. In 2020, we invested in equipment and expanded manufacturing facilities to support growth in certain countries in Asia Pacific, including Malaysia, China, Hong Kong, Bangladesh and Vietnam, and the U.S. for our Solutions Group reportable segment and in the U.S. and certain countries in Asia Pacific, including India and China, for our Materials Group reportable segment.
Purchases of Software and Other Deferred Charges
In 2022, 2021 and 2020, we invested in information technology upgrades worldwide.

Proceeds from Sales of Property, Plant and Equipment
In 2022, the majority of the proceeds from sales of property, plant and equipment was related to the sale of a building in the U.S. and a building and equipment in Europe. In 2021, the majority of the proceeds from sales of property, plant and equipment was related to the sale of equipment in Asia Pacific. In 2020, the majority of the proceeds from sales of property, plant and equipment was related to the sale of a property in Europe.
Proceeds from Insurance and Sales (Purchases) of Investments, Net
In 2022 and 2021, we had lower proceeds from insurance associated with our company-owned life insurance policies.
Proceeds from Sale of Product Line and Venture Investment
In 2022, we received proceeds of $1.1 million from the sale of a venture investment. In 2021, proceeds from the sale of a product line were in our Materials Group reportable segment.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
In 2022, we paid purchase consideration, net of cash acquired, of approximately $30 million for the 2022 Acquisitions. We funded the 2022 Acquisitions with cash and commercial paper borrowings. In 2021, we paid purchase consideration, net of cash acquired, of approximately $1.44 billion and $32 million for the Vestcom acquisition and the Other 2021 Acquisitions, respectively. We funded the Vestcom acquisition using the net proceeds from the senior notes we issued in August 2021, commercial paper borrowings and cash. We funded the Other 2021 Acquisitions using cash and commercial paper borrowings. In 2020, we paid consideration, net of cash acquired, of approximately $255 million to acquire Smartrac’s Transponder (RFID Inlay) division (“Smartrac”), which we initially funded through commercial paper borrowings, and approximately $88 million to acquire ACPO, Ltd. We also made certain venture investments in 2022, 2021 and 2020.
Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements for more information.
Financing Activities

(In millions)	2022	2021	2020
Net increase (decrease) in borrowings with maturities of three months or less	$34.6	$259.2	$(110.4)
Additional borrowings under revolving credit facility	—	—	500.0
Repayments of borrowings under revolving credit facility	—	—	(500.0)
Additional long-term borrowings	—	791.7	493.7
Repayments of long-term debt and finance leases	(6.3)	(13.4)	(270.2)
Dividends paid	(238.9)	(220.6)	(196.8)
Share repurchases	(379.5)	(180.9)	(104.3)
Net (tax withholding) proceeds related to stock-based compensation	(25.1)	(25.4)	(19.7)
Other	—	(6.3)	—
Net cash (used in) provided by financing activities	$(615.2)	$604.3	$(207.7)
Borrowings and Repayment of Debt
During 2022, 2021 and 2020, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
In August 2021, we issued $500 million of senior notes, due February 15, 2032, which bear an interest rate of 2.250%, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $493.7 million. Additionally, in August 2021, we issued $300 million of senior notes, due August 15, 2024, which we can repay without penalty on or after August 15, 2022 and bear an interest rate of 0.850%, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $298 million. We used the net proceeds from these two debt issuances to finance a portion of the Vestcom acquisition.
During 2020, commercial paper borrowings were also used for the Smartrac acquisition, with those borrowings subsequently repaid using a portion of the net proceeds, after deducting underwriting discounts and offering expenses, of $493.7 million from the $500 million of senior notes we issued in March 2020. We used the remaining proceeds from these notes to repay the $250 million aggregate principal amount of senior notes that matured in April 2020. We also repaid $15 million of medium-term notes that matured in June 2020.
In the first quarter of 2020, in light of uncertainty as a result of COVID-19 regarding the availability of commercial paper, which we typically rely upon to fund our day-to-day operational needs, and the relatively favorable terms under our

$800 million revolving credit facility (the “Revolver”), we borrowed $500 million from the Revolver with a six-month duration. We repaid this amount in June 2020.
Refer to Note 2, “Acquisitions,” and Note 4, “Debt,” to the Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends per share of $2.93, $2.66 and $2.36 in 2022, 2021 and 2020, respectively. In April 2022, we increased our quarterly dividend rate to $.75 per share, representing an increase of approximately 10% from our previous quarterly dividend rate of $.68 per share. In April 2021, we increased our quarterly dividend to $.68 per share, representing an increase of approximately 10% from our previous dividend rate of $.62 per share.
Share Repurchases
From time to time, our Board authorizes the repurchase of shares of our outstanding common stock. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes. In 2022, 2021 and 2020, we repurchased approximately 2.2 million, .9 million and .8 million shares of our common stock, respectively. We temporarily paused share repurchase activity in March 2020 as a result of COVID-19 and resumed repurchases late in the third quarter of 2020.
In April 2022 our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. Shares of our common stock in the aggregate amount of $730.0 million as of December 31, 2022 remained authorized for repurchase under this Board authorization.
Net (Tax Withholding) Proceeds Related to Stock-Based Compensation
In 2022, tax withholding for stock-based compensation was comparable to 2021. In 2021, tax withholding for stock-based compensation increased compared to 2020 primarily as a result of equity awards vesting at higher share prices.
Approximately .02 million and .05 million stock options were exercised in 2021 and 2020, respectively. Refer to Note 12, “Long-Term Incentive Compensation,” to the Consolidated Financial Statements for more information.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Property, plant and equipment, net, increased by approximately $63 million to $1.54 billion at year-end 2022, which primarily reflected purchases of property, plant and equipment, partially offset by depreciation expense and the impact of foreign currency translation.
Goodwill decreased by approximately $19 million to $1.86 billion at year-end 2022, which reflected the impact of foreign currency translation, partially offset by the acquired goodwill associated with the 2022 Acquisitions.
Other intangibles resulting from business acquisitions, net, decreased by approximately $71 million to $840 million at year-end 2022, reflecting current year amortization expense and the impact of foreign currency translation, partially offset by the valuation of intangible assets associated with the 2022 Acquisitions.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
The balance of our shareholders’ equity increased by approximately $108 million to $2.03 billion at year-end 2022. Refer to Note 11, “Supplemental Equity and Comprehensive Income Information,” to the Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

(In millions)	2022	2021
Change in net sales	$(417)	$201
In 2022, international operations generated approximately 72% of our net sales. Our future results are subject to changes in political and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The unfavorable impact of foreign currency translation on net sales in 2022 compared to 2021 was primarily related to euro-denominated sales and sales in China.

Effect of Foreign Currency Transactions
The impact on net income from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold. In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate. Refer to Note 5, “Financial Instruments,” to the Consolidated Financial Statements for more information.
Analysis of Selected Financial Ratios
We utilize the financial ratios discussed below to assess our financial condition and operating performance. We believe this information assists our investors in understanding the factors impacting our cash flow other than net income and capital expenditures.
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital (deficit) below. Working capital (deficit) (current assets minus current liabilities) as of the fourth quarter 2022 decreased approximately $205 million compared to the fourth quarter of 2021 primarily due to the reclassification of the $250 million of senior notes due in the second quarter of 2023, partially offset by a decrease in accrued payroll and employee benefits. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in 2022 was higher compared to 2021. Further information regarding the components of operational working capital is provided below.

(In millions, except percentages)	2022	2021
(A)Working capital (deficit)	$(17.8)	$186.7
Reconciling items:
Cash and cash equivalents	(167.2)	(162.7)
Other current assets	(230.5)	(240.2)
Short-term borrowings and current portion of long-term debt and finance leases	598.6	318.8
Current income taxes payable and other current accrued liabilities	861.9	930.3
(B)Operational working capital	$1,045.0	$1,032.9
(C)Fourth-quarter net sales, annualized	$8,103.6	$8,732.8
Operational working capital, as a percentage of annualized current-quarter net sales (B) ÷ (C)	12.9%	11.8%
Accounts Receivable Ratio
The average number of days sales outstanding was 62 days in 2022 compared to 59 days in 2021, calculated using the accounts receivable balance at year-end divided by the average daily sales in the fourth quarter of 2022 and 2021, respectively. The increase in average number of days sales outstanding was primarily due to the impact of foreign currency translation, lower volumes due to customer inventory destocking and the timing of collections.
Inventory Ratio
Average inventory turnover was 6.0 in 2022 compared to 7.0 in 2021, calculated using the annualized fourth-quarter cost of products sold in 2022 and 2021, respectively, and divided by the inventory balance at the respective year-end. The decrease in average inventory turnover primarily reflected increased inventory due to lower volumes from customer inventory destocking.
Accounts Payable Ratio
The average number of days payable outstanding was 80 days in 2022 compared to 74 days in 2021, calculated using the accounts payable balance at year-end divided by the annualized fourth-quarter cost of products sold in 2022 and 2021, respectively. The increase in the average number of days payable outstanding from the prior year primarily reflected the impact of higher accounts payable balances due to the timing of payments and the impact of foreign currency translation.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by the Revolver. We use these resources to fund our operational needs.

At year-end 2022, we had cash and cash equivalents of $167.2 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations throughout the world. At year-end 2022, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in the Asia Pacific region.
To meet our U.S. cash requirements, we have several cost-effective liquidity options available. These options include borrowing funds at reasonable rates, including borrowings from our foreign subsidiaries, and repatriating foreign earnings and profits. However, if we were to repatriate foreign earnings and profits, a portion would be subject to cash payments of withholding taxes imposed by foreign tax authorities. Additional U.S. taxes may also result from the impact of foreign currency fluctuations related to these earnings and profits.
Subsequent to fiscal year 2022, in January 2023, we extended the maturity date of the Revolver by one year to February 13, 2026, and increased the commitments by $400 million, from $800 million to $1.2 billion. Additionally, we amended the Revolver to replace the LIBOR benchmark interest rate with Term SOFR, Euribor and SONIA benchmark interest rates. We use the Revolver as a back-up facility for our commercial paper program and for other corporate purposes.
The Revolver contains a financial covenant that requires us to maintain a maximum leverage ratio (calculated as a ratio of consolidated debt to consolidated EBITDA as defined in the agreement) of not more than 3.50 to 1.00; provided that, in the event of an acquisition by us that exceeds $250 million, which occurred when we acquired Vestcom, the maximum leverage ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition occurs and the three fiscal quarters immediately following that fiscal quarter. As of December 31, 2022 and January 1, 2022, our ratio was substantially below the maximum ratio allowed by the Revolver.
In addition to the Revolver, we have short-term lines of credit available in various countries of approximately $341 million in the aggregate at December 31, 2022. These lines may be cancelled at any time by us or the issuing banks. Short-term borrowings outstanding under these lines of credit were $2.4 million and $11.2 million at December 31, 2022 and January 1, 2022, respectively, with weighted average interest rates of 0.64% and 4.97%, respectively. Refer to Note 4, “Debt,” to the Consolidated Financial Statements for more information.
We are exposed to financial market risk resulting from changes in interest and foreign currency rates, and to possible liquidity and credit risks of our counterparties.
We currently anticipate using cash flows from operations, commercial paper borrowings or other potential debt financing to repay approximately $250 million of senior notes maturing in the second quarter of 2023.
Capital from Debt
The carrying value of our total debt decreased by approximately $3 million to $3.10 billion at year-end 2022 from 2021, primarily reflecting the revaluation of our euro-denominated senior notes, due in March 2025, partially offset by a net increase in commercial paper borrowings.
Credit ratings are a significant factor in our ability to raise short- and long-term financing. The credit ratings assigned to us also impact the interest rates we pay and our access to commercial paper, credit facilities, and other borrowings. A downgrade of our short-term credit ratings could impact our ability to access commercial paper markets. If our access to commercial paper markets were to become limited, as it did in the first quarter of 2020 as a result of COVID-19 when we drew down on the Revolver, the Revolver and our other credit facilities would be available to meet our short-term funding requirements. When determining our credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic footprint and management team. We remain committed to maintaining an investment grade rating.
Fair Value of Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates their carrying value given their short duration. The fair value of our total debt was $2.85 billion at December 31, 2022 and $3.25 billion at January 1, 2022. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable. Refer to Note 1, “Summary of Significant Accounting Policies,” for more information.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Material Cash Requirements at End of Year 2022
We have short- and long-term material cash requirements related to our contractual obligations that arise in the normal course of business. In addition to principal and interest payments on our outstanding debt obligations, our contractual obligations primarily consist of lease payments and purchase commitments.
Refer to Note 4, "Debt," to the Consolidated Financial Statements for a summary of our principal payments for short-term borrowings and long-term debt obligations as of December 31, 2022. Interest payments for long-term debt as of

December 31, 2022 were approximately $70 million in 2023; $66 million in 2024; $63 million in 2025; $55 million in 2026; $55 million in 2027; and $150 million from 2028 through maturity.
As of December 31, 2022, we have two commitments to purchase approximately $290 million of raw materials in fiscal year 2023.
Refer to Note 7, "Commitments and Leases," to the Consolidated Financial Statements for a summary of our lease obligations as of December 31, 2022.
Refer to Note 6, “Pension and Other Postretirement Benefits,” to the Consolidated Financial Statements for information regarding our defined benefit pension plan contributions and future benefit payments, deferred compensation plan benefit payments and unfunded termination indemnity benefits.
Refer to Note 12, “Long-term Incentive Compensation,” to the Consolidated Financial Statements for information regarding cash-based awards to employees under our long-term incentive compensation plan.
Refer to Note 14, “Taxes Based on Income,” to the Consolidated Financial Statements for more information regarding our unrecognized tax benefits of approximately $70 million.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect our reported amounts of assets and liabilities, disclosure of contingent liabilities and reported amounts of revenue and expense. Actual results could differ from these estimates.
Critical accounting estimates are those that are important to our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting estimates cover accounting matters that are inherently uncertain because their future resolution is unknown. We believe our critical accounting estimates include accounting for goodwill, business combinations, pension and postretirement benefits, taxes based on income and long-term incentive compensation.
Goodwill
Business combinations are accounted for using the acquisition method, with the excess of the acquisition cost over the fair value of net tangible assets and identified intangible assets acquired considered goodwill. As a result, we disclose goodwill separately from other intangible assets. Our reporting units are composed of either a discrete business or an aggregation of businesses with similar economic characteristics.
We perform an annual impairment test of goodwill during the fourth quarter. Certain factors may cause us to perform an impairment test prior to the fourth quarter, including significant underperformance of a business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, or a decision to divest a portion of a reporting unit. In performing impairment tests, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment.
A quantitative assessment primarily consists of using the present value (discounted cash flow) method to determine the fair value of reporting units with goodwill. We compare the fair value of each reporting unit to its carrying amount, and, to the extent the carrying amount exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit. In consultation with outside specialists, we estimate the fair value of our reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions about our reporting units, including their respective forecasted sales, operating margins and growth rates, as well as discount rates. Our assumptions about discount rates are based on the weighted average cost of capital for comparable companies. Our assumptions about sales, operating margins and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. We also make assumptions for varying perpetual growth rates for periods beyond the long-term business plan period. We base our fair value estimates on projected financial information and assumptions that we believe are reasonable. However, actual future results may differ materially from these estimates and projections. The valuation methodology we use to estimate the fair value of reporting units requires inputs and assumptions that reflect current market conditions, as well as the impact of planned business and operational strategies that require management judgment. The estimated fair value could increase or decrease depending on changes in the inputs and assumptions.
In our annual impairment analysis in the fourth quarter of 2022, the goodwill of all reporting units in our Materials Group and Solutions Group reportable segments were tested utilizing a qualitative assessment. Based on this assessment, we determined that the fair values of these reporting units were more-likely-than-not greater than their respective carrying values. Therefore, the goodwill of our reporting units was not impaired.

Business Combinations
The results of acquired businesses are included in our Consolidated Financial Statements from their acquisition date. Assets and liabilities of an acquired business are recorded at their estimated fair values on the acquisition date. We engage third-party valuation specialists to assist us in determining these fair values where necessary. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
The allocation of purchase price requires management to make significant estimates and assumptions. While we believe our assumptions and estimates are reasonable, they are inherently uncertain and based in part on our experience, market conditions, our projections of future performance and information obtained from management of the acquired companies. Critical estimates include, but are not limited to, the following:
•Future revenue and profit margins;
•Royalty rates;
•Discount rates;
•Customer retention rates;
•Technology migration curves; and
•Useful lives assigned to acquired intangible assets.
Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over their respective estimated useful lives to marketing, general and administrative expense.
Pension and Postretirement Benefits
The assumptions we use in determining projected benefit obligations and the fair value of plan assets for our defined benefit pension plans and other postretirement benefit plans are evaluated by management in consultation with outside actuaries. In the event that we determine that changes are warranted in the assumptions we use, such as the discount rate, expected long-term rate of return or health care costs, future pension and postretirement benefit expenses could increase or decrease. Due to changes in market conditions or participant population, the actuarial assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs.
Discount Rate
In consultation with our actuaries, we annually review and determine the discount rates we use in valuing our postretirement obligations. The assumed discount rates for our international pension plans reflect market rates for high quality corporate bonds currently available. Our discount rates are determined by evaluating yield curves consisting of large populations of high quality corporate bonds. The projected pension benefit payment streams are then matched with the bond portfolios to determine a rate that reflects the liability duration unique to our pension and postretirement benefit plans. As of December 31, 2022, a .25% increase in the discount rates associated with our international plans would have decreased our year-end projected benefit obligation by $24 million and decreased expected periodic benefit cost for the coming year by approximately $1 million. Conversely, a .25% decrease in the discount rates associated with our international plans would have increased our year-end projected benefit obligation by approximately $24 million and increased expected periodic benefit cost for the coming year by approximately $1 million.
We use the full yield curve approach to estimate the service and interest cost components of net periodic benefit cost for our pension and other postretirement benefit plans. Using this approach, we apply multiple discount rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. We believe this approach provides a more precise measurement of service and interest cost by aligning the timing of these plans’ liability cash flows to the corresponding rates on the yield curve.
Long-term Return on Plan Assets
We determine the long-term rate of return assumption for plan assets by reviewing the historical and expected returns of both the equity and fixed income markets, taking into account our asset allocation, the correlation between returns in our asset classes, and our mix of active and passive investments. Additionally, current market conditions, including interest rates, are evaluated and market data is reviewed for reasonableness and appropriateness. An increase or decrease of .25% on the long-term return on assets associated with our international plans would have decreased or increased our periodic benefit cost for the coming year by approximately $2 million.
Taxes Based on Income
Because we are subject to income tax in the U.S. and multiple foreign jurisdictions, judgment is required in evaluating and estimating our worldwide provision, accruals for taxes, deferred taxes and tax positions. Our provision for income taxes is determined using the asset and liability approach in accordance with GAAP. Deferred tax assets represent amounts available to reduce income taxes payable in future years. These assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses and tax credit carryforwards. These amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We evaluate the realizability of these future tax deductions and credits by assessing the period over which recoverability is allowed by law and the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. Our assessment of these sources of income relies heavily on estimates. Our forecasted earnings by jurisdiction are determined by how we operate our business and any changes to our operations may affect our effective tax rate. For example, our future income tax rate could be adversely affected by earnings being lower than anticipated in jurisdictions in which we have significant deferred tax assets that are dependent on such earnings to be realized. We use our historical experience and operating forecasts to evaluate expected future taxable income. To the extent we do not consider it more-likely-than-not that a deferred tax asset will be recovered, a valuation allowance is established in the period we make that determination.
We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.
Tax laws and regulations are complex and subject to different interpretations by taxpayers and governmental taxing authorities. We review our tax positions quarterly and adjust the balances if and as new information becomes available. Significant judgment is required in determining our tax expense and evaluating our tax positions, including evaluating uncertainties. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of relevant facts and circumstances existing at the balance sheet date, taking into consideration existing laws, regulations and practices of the governmental authorities exercising jurisdiction over our operations. We recognize and measure our uncertain tax positions following the more-likely-than-not threshold for recognition and measurement for tax positions we take or expect to take on a tax return.
Refer to Note 14, “Taxes Based on Income,” to the Consolidated Financial Statements for more information.
Long-Term Incentive Compensation
Valuation of Stock-Based Awards
We base our stock-based compensation expense on the fair value of awards, adjusted for estimated forfeitures, amortized on a straight-line basis over the requisite service period for stock options and restricted stock units (“RSUs”). We base compensation expense for performance units (“PUs”) on the fair value of awards, adjusted for estimated forfeitures, and amortized on a straight-line basis as these awards cliff-vest at the end of the requisite service period. We base compensation expense related to market-leveraged stock units (“MSUs”) on the fair value of awards, adjusted for estimated forfeitures, and amortized on a graded-vesting basis over their respective performance periods.
Compensation expense for awards with a market condition as a performance objective, which includes PUs and MSUs, is not adjusted if the condition is not met, as long as the requisite service period is met.
We determine the fair value of RSUs and the component of PUs that is subject to the achievement of a performance objective based on a financial performance condition based on the fair market value of our common stock as of the date of the grant, adjusted for foregone dividends. Over the performance period of the PUs, the estimated number of shares of our common stock issuable upon vesting is adjusted upward or downward based on the probability of achieving the performance objectives established for the award.
We determine the fair value of stock-based awards that are subject to achievement of performance objectives based on a market condition, which includes MSUs and the other component of PUs, using the Monte-Carlo simulation model, which utilizes multiple input variables, including expected stock price volatility and other assumptions appropriate for determining fair value, to estimate the probability of satisfying the respective target performance objectives established for the award.
Forfeiture Rate
Changes in estimated forfeiture rates are recorded as cumulative adjustments in the period estimates are revised.
Certain of our assumptions are based on management’s estimates, in consultation with outside specialists. Significant changes in assumptions for future awards and actual forfeiture rates could materially impact our stock-based compensation expense and results of operations.
Valuation of Cash-Based Awards
Cash-based awards consist of long-term incentive units (“LTI Units”) granted to eligible employees. LTI Units are classified as liability awards and remeasured at each quarter-end over the applicable vesting or performance period. In addition to LTI Units with terms and conditions that mirror those of RSUs, we also grant certain employees LTI Units with terms and conditions that mirror those of PUs and MSUs.

RECENT ACCOUNTING REQUIREMENTS
Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for this information.
Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Management
We are exposed to the impact of changes in foreign currency exchange rates and interest rates. We generally do not purchase or hold foreign currency or interest rate or commodity contracts for trading purposes.
Our objective in managing our exposure to foreign currency changes is to reduce the risk to our earnings and cash flow associated with foreign exchange rate changes. As a result, we enter into foreign exchange forward, option and swap contracts to reduce risks associated with the value of our existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs, when available and appropriate. The gains and losses on these contracts are intended to offset changes in the related exposures. We do not hedge our foreign currency translation exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our net income.
Our objective in managing our exposure to interest rate changes is to reduce the impact of interest rate changes on earnings and cash flows. To achieve this objective, we may periodically use interest rate contracts to manage our exposure to interest rate changes.
Additionally, we enter into certain natural gas futures contracts to reduce the risks associated with natural gas we anticipate using in our manufacturing operations. These amounts are not material to our financial statements.
In the normal course of operations, we also face other risks that are either non-financial or non-quantifiable. These risks principally include changes in economic or political conditions, other risks associated with foreign operations, commodity price risk, and litigation and compliance risk, which are not reflected in the analyses described below.
Foreign Exchange Value-At-Risk
We use a Value-At-Risk (“VAR”) model to determine the estimated maximum potential one-day loss in earnings associated with our foreign exchange positions and contracts. This approach assumes that market rates or prices for foreign exchange positions and contracts are normally distributed. VAR model estimates are made assuming normal market conditions. The model includes foreign exchange derivative contracts. Forecasted transactions, firm commitments, accounts receivable and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, are excluded from the model.
The VAR model is a risk analysis tool and does not represent actual losses in fair value that we could incur, nor does it consider the potential effect of favorable changes in market factors.
In both 2022 and 2021, the VAR was estimated using a variance-covariance methodology. The currency correlation was based on one-year historical data obtained from one of our domestic banks. A 95% confidence level was used for a one-day time horizon.
The estimated maximum potential one-day loss in earnings for our foreign exchange positions and contracts was not significant at year-end 2022 or 2021.
Interest Rate Sensitivity
In 2022 and 2021, an assumed 12 and 9 basis point, respectively, increase in interest rates affecting our variable-rate borrowings (10% of our weighted average interest rate on floating rate debt) would not have had a significant impact on interest expense.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Avery Dennison Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Avery Dennison Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes
As described in Notes 1 and 14 to the consolidated financial statements, the Company is subject to income tax in the U.S. and multiple foreign jurisdictions, whereby management applies judgment in evaluating and estimating the Company’s worldwide provision, accruals for taxes, deferred taxes and for evaluating the Company’s tax positions. As of and for the year ended December 31, 2022, management recorded a provision for income taxes of $242.2 million, recorded total deferred tax assets of $115.1 million and disclosed unrecognized tax benefits of $69.5 million. As disclosed by management, significant judgments and estimates are required by management when determining the Company’s tax expense and evaluating tax positions, including uncertainties. Management’s estimate of the potential outcome of uncertain tax issues is subject to management’s assessment of relevant facts and circumstances existing at the balance sheet date, taking into consideration existing laws, regulations and practices of the governmental authorities exercising jurisdiction over the Company’s operations. Management’s assessment of the future realizability of the Company’s deferred tax assets relies heavily on forecasted earnings in certain jurisdictions, and such forecasted earnings are determined by the manner in which the Company operates its business and the relevant carryforward periods.
The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are (i) the significant judgment by management when accounting for income taxes, including evaluating the potential outcome of various uncertain tax issues and the realizability of deferred tax assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to the potential outcome of uncertain tax issues and the realizability of deferred tax assets on a jurisdictional basis; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes, including controls over the identification and recognition of uncertain tax issues and the realizability of deferred tax assets on a jurisdictional basis. These procedures also included, among others, (i) testing the income tax provision and the rate reconciliation and (ii) evaluating management’s process for assessing the potential outcome of uncertain tax issues and the future realizability of deferred tax assets. Evaluating management’s process for assessing the potential outcome of certain uncertain tax issues included evaluating management’s assessment of existing laws and regulations and practices of governmental authorities exercising jurisdiction over the Company’s operations. Evaluating management’s process for assessing the future realizability of certain deferred tax assets on a jurisdictional basis included evaluating estimates of future taxable income, evaluating management’s application of income tax law, and testing the completeness and accuracy of underlying data used in management’s assessment. Evaluating management’s estimates of future taxable income involved evaluating whether the estimates used by management were reasonable considering the current and past performance of the Company on a jurisdictional basis and whether the estimates were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s assessment of the potential outcome of uncertain tax issues and the future realizability of deferred tax assets, including the application of relevant foreign and domestic income tax laws and regulations, the provision for income taxes and the reasonableness of management’s assessment of whether it is more-likely-than-not that certain tax positions will be sustained.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 22, 2023
We have served as the Company’s auditor since at least 1960, which were the Company’s first financial statements subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or a predecessor company.

Consolidated Balance Sheets

(Dollars in millions, except per share amount)	December 31, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$167.2	$162.7
Trade accounts receivable, less allowances of $34.4 and $33 at year-end 2022 and 2021, respectively	1,374.4	1,424.5
Inventories	1,009.9	907.2
Other current assets	230.5	240.2
Total current assets	2,782.0	2,734.6
Property, plant and equipment, net	1,540.2	1,477.7
Goodwill	1,862.4	1,881.5
Other intangibles resulting from business acquisitions, net	840.3	911.4
Deferred tax assets	115.1	130.2
Other assets	810.5	836.2
	$7,950.5	$7,971.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$598.6	$318.8
Accounts payable	1,339.3	1,298.8
Accrued payroll and employee benefits	228.5	299.0
Accrued trade rebates	173.8	176.3
Income taxes payable	76.2	74.9
Other current liabilities	383.4	380.1
Total current liabilities	2,799.8	2,547.9
Long-term debt and finance leases	2,503.5	2,785.9
Long-term retirement benefits and other liabilities	367.1	474.9
Deferred tax liabilities and income taxes payable	247.9	238.5
Commitments and contingencies (see Notes 7 and 8)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at year-end 2022 and 2021; issued – 124,126,624 shares at year-end 2022 and 2021; outstanding – 80,810,016 and 82,605,953 shares at year-end 2022 and 2021, respectively	124.1	124.1
Capital in excess of par value	879.3	862.3
Retained earnings	4,414.6	3,880.7
Treasury stock at cost, 43,316,608 and 41,520,671 shares at year-end 2022 and 2021, respectively	(3,021.8)	(2,659.8)
Accumulated other comprehensive loss	(364.0)	(282.9)
Total shareholders’ equity	2,032.2	1,924.4
	$7,950.5	$7,971.6
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

(In millions, except per share amounts)	2022	2021	2020
Net sales	$9,039.3	$8,408.3	$6,971.5
Cost of products sold	6,635.1	6,095.5	5,048.2
Gross profit	2,404.2	2,312.8	1,923.3
Marketing, general and administrative expense	1,330.8	1,248.5	1,060.5
Other expense (income), net	(.6)	5.6	53.6
Interest expense	84.1	70.2	70.0
Other non-operating expense (income), net	(9.4)	(4.1)	1.9
Income before taxes	999.3	992.6	737.3
Provision for income taxes	242.2	248.6	177.7
Equity method investment (losses) gains	—	(3.9)	(3.7)
Net income	$757.1	$740.1	$555.9

Per share amounts:
Net income per common share	$9.28	$8.93	$6.67
Net income per common share, assuming dilution	$9.21	$8.83	$6.61

Weighted average number of shares outstanding:
Common shares	81.6	82.9	83.4
Common shares, assuming dilution	82.2	83.8	84.1
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

(In millions)	2022	2021	2020
Net income	$757.1	$740.1	$555.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation:
Translation (loss) gain	(96.6)	30.7	(3.0)
Pension and other postretirement benefits:
Net gain recognized from actuarial gain/loss and prior service cost/credit	6.3	27.9	6.2
Reclassifications to net income	2.8	4.4	2.9
Cash flow hedges:
Gains (losses) recognized on cash flow hedges	4.9	5.4	(7.5)
Reclassifications to net income	1.5	(1.7)	(.1)
Other comprehensive (loss) income, net of tax	(81.1)	66.7	(1.5)
Total comprehensive income, net of tax	$676.0	$806.8	$554.4
See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except per share amounts)	Common stock, $1 par value	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance as of December 28, 2019	$124.1	$874.0	$2,979.1	$(2,425.1)	$(348.1)	$1,204.0
Net income	—	—	555.9	—	—	555.9
Other comprehensive income (loss), net of tax	—	—	—	—	(1.5)	(1.5)
Repurchase of 792,997 shares for treasury	—	—	—	(104.3)	—	(104.3)
Issuance of 389,102 shares under stock-based compensation plans	—	(11.9)	(3.4)	20.2	—	4.9
Contribution of 188,229 shares to 401(k) plan	—	—	14.5	8.2	—	22.7
Dividends of $2.36 per share	—	—	(196.8)	—	—	(196.8)
Balance as of January 2, 2021	$124.1	$862.1	$3,349.3	$(2,501.0)	$(349.6)	$1,484.9
Net income	—	—	740.1	—	—	740.1
Other comprehensive income (loss), net of tax	—	—	—	—	66.7	66.7
Repurchase of 925,425 shares for treasury	—	—	—	(180.9)	—	(180.9)
Issuance of 257,189 shares under stock-based compensation plans	—	.2	(7.2)	16.6	—	9.6
Contribution of 123,015 shares to 401(k) plan	—	—	19.1	5.5	—	24.6
Dividends of $2.66 per share	—	—	(220.6)	—	—	(220.6)
Balance as of January 1, 2022	$124.1	$862.3	$3,880.7	$(2,659.8)	$(282.9)	$1,924.4
Net income	—	—	757.1	—	—	757.1
Other comprehensive income (loss), net of tax	—	—	—	—	(81.1)	(81.1)
Repurchase of 2,173,416 shares for treasury	—	—	—	(379.5)	—	(379.5)
Issuance of 223,676 shares under stock-based compensation plans	—	17.0	(4.4)	10.6	—	23.2
Contribution of 153,803 shares to 401(k) plan	—	—	20.1	6.9	—	27.0
Dividends of $2.93 per share	—	—	(238.9)	—	—	(238.9)
Balance as of December 31, 2022	$124.1	$879.3	$4,414.6	$(3,021.8)	$(364.0)	$2,032.2
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In millions)	2022	2021	2020
Operating Activities
Net income	$757.1	$740.1	$555.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177.4	167.3	154.2
Amortization	113.3	76.8	51.1
Provision for credit losses and sales returns	50.1	35.7	64.0
Stock-based compensation	47.4	37.2	24.0
Pension plan settlements and related charges	—	1.6	.5
Deferred taxes and other non-cash taxes	18.4	2.6	9.3
Other non-cash expense and loss (income and gain), net	23.5	10.1	44.9
Changes in assets and liabilities and other adjustments:
Trade accounts receivable	(22.1)	(113.2)	14.7
Inventories	(140.7)	(182.7)	(6.0)
Accounts payable	68.2	255.2	(68.2)
Taxes on income	18.9	(7.3)	(35.2)
Other assets	15.3	4.1	18.2
Other liabilities	(165.8)	19.3	(76.1)
Net cash provided by operating activities	961.0	1,046.8	751.3

Investing Activities
Purchases of property, plant and equipment	(278.1)	(255.0)	(201.4)
Purchases of software and other deferred charges	(20.4)	(17.1)	(17.2)
Proceeds from sales of property, plant and equipment	2.3	1.1	9.2
Proceeds from insurance and sales (purchases) of investments, net	1.9	3.1	5.6
Proceeds from sale of product line and venture investment	1.1	7.6	—
Payments for acquisitions, net of cash acquired, and venture investments	(39.5)	(1,477.6)	(350.4)
Net cash used in investing activities	(332.7)	(1,737.9)	(554.2)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	34.6	259.2	(110.4)
Additional borrowings under revolving credit facility	—	—	500.0
Repayments of borrowings under revolving credit facility	—	—	(500.0)
Additional long-term borrowings	—	791.7	493.7
Repayments of long-term debt and finance leases	(6.3)	(13.4)	(270.2)
Dividends paid	(238.9)	(220.6)	(196.8)
Share repurchases	(379.5)	(180.9)	(104.3)
Net (tax withholding) proceeds related to stock-based compensation	(25.1)	(25.4)	(19.7)
Other	—	(6.3)	—
Net cash (used in) provided by financing activities	(615.2)	604.3	(207.7)
Effect of foreign currency translation on cash balances	(8.6)	(2.8)	9.2
Increase (decrease) in cash and cash equivalents	4.5	(89.6)	(1.4)
Cash and cash equivalents, beginning of year	162.7	252.3	253.7
Cash and cash equivalents, end of year	$167.2	$162.7	$252.3
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We are a global materials science and digital identification solutions company that provides branding and information labeling solutions, including pressure-sensitive materials, radio-frequency identification ("RFID") inlays and tags, and a variety of converted products and solutions. We design and manufacture a wide range of labeling and functional materials that enhance branded packaging, carry or display information that connects the physical and the digital, and improve customers’ product performance. We serve an array of industries worldwide, including home and personal care, apparel, e-commerce, logistics, food and grocery, pharmaceuticals and automotive.
Principles of Consolidation
Our Consolidated Financial Statements include the accounts of majority-owned and controlled subsidiaries. Intercompany accounts, transactions and profits are eliminated in consolidation.
Segment Information
In the fourth quarter of 2022, we changed our operating structure to align with our overall business strategy, and our Chief Executive Officer, who is also our chief operating decision maker, requested changes in the information that he regularly reviews to allocate resources and assess performance. As a result, our fiscal year 2022 results are reported based on our new reportable segments as described in Note 15, "Segment Information." We have recast prior periods to reflect our new operating structure.
Fiscal Year
Our fiscal years generally consist of 52 weeks, but every fifth or sixth fiscal year consists of 53 weeks; our 2022 and 2021 fiscal years consisted of 52-week periods ending December 31, 2022 and January 1, 2022, respectively. Our 2020 fiscal year consisted of a 53-week period ending January 2, 2021.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions for the reporting period and as of the date of our financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expense. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash on hand, deposits in banks, cash-in-transit, and bank drafts and short-term investments with maturities of three months or less when purchased or received. The carrying value of these assets approximates fair value due to the short maturity of these instruments.
Inventories
We state inventories at the lower of cost or net realizable value and categorized as raw materials, work-in-progress, or finished goods. Cost is determined using the first-in, first-out method. We record inventory that is damaged, obsolete, excess and slow-moving to cost of products sold and we establish a lower cost basis for the inventory. Slow-moving inventory is reviewed by category and may be recognized partially or fully to cost of products sold depending on the type of product, level of usage and length of time the product has been included in inventory.

Trade Accounts Receivable
We record trade accounts receivable at the invoiced amount. Our allowance for credit losses reflects customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable values. We record these allowances based on estimates related to the following:
•The financial condition of customers;
•The aging of receivable balances;
•Our historical collection experience; and
•Current and expected future macroeconomic and market conditions.
Property, Plant and Equipment
We generally compute depreciation using the straight-line method over the estimated useful lives of the respective assets, ranging from ten to 45 years for buildings and improvements and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the term of the associated leases. We expense maintenance and repair costs as incurred; we capitalize renewals and improvements. Upon the sale or retirement of assets, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in net income.
Leases
Our leases primarily relate to office and warehouse space, machinery, transportation, and equipment for information technology. We determine if an arrangement is a lease or contains a lease at inception. For lease accounting purposes, we do not separate lease and nonlease components, nor do we record operating or finance lease assets and liabilities for short-term leases. We have options to renew or terminate some of our leases. We evaluate renewal and termination options based on considerations available at the lease commencement date and over the lease term to determine if we are reasonably certain to exercise these options. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. We recognize expense for operating leases using a straight-line basis over the lease term, with variable lease payments recognized in the periods in which they are incurred.
Software
We capitalize software costs incurred during the application development stage of software development, including costs incurred for design, coding, installation to hardware, testing, and upgrades and enhancements that provide the software or hardware with additional functionalities and capabilities. We expense software costs, including internal and external training costs and maintenance costs, incurred during the preliminary project stage and the post-implementation and/or operation stage. In addition, we capitalize implementation costs incurred under a hosting arrangement that is a service contract. Capitalized software, which is included in “Other assets” in the Consolidated Balance Sheets, is amortized on a straight-line basis over the estimated useful life of the software, which is generally between five and ten years.
Venture Investments
We invest in privately held companies and utilize the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost less impairment plus or minus observable price changes in orderly transactions. The carrying value of our venture investments is included in “Other assets” in the Consolidated Balance Sheets.
See Note 9, “Fair Value Measurements,” for more information.
Impairment of Long-lived Assets
We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. We measure recoverability by comparing the undiscounted cash flows expected from the applicable asset or asset group’s use and eventual disposition to its carrying value. We calculate the amount of impairment loss as the excess of the carrying value over the fair value. Historically, changes in market conditions and management strategy have caused us to reassess the carrying amount of our long-lived assets.
Goodwill and Other Intangibles Resulting from Business Acquisitions
We account for business combinations using the acquisition method, with the excess of the acquisition cost over the fair value of net tangible assets and identified intangible assets acquired considered goodwill. As a result, we disclose goodwill separately from other intangible assets. Other identifiable intangibles include customer relationships, patented and other developed technology, and trade names and trademarks.

We perform an annual impairment test of goodwill during the fourth quarter and, as necessary, if changes in facts and circumstances that indicate the fair value of a reporting unit may be less than its carrying value. Certain factors may cause us to perform an impairment test outside of our annual assessment, including significant underperformance of a business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, or our decision to divest a portion of a reporting unit. In performing impairment tests, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. A quantitative assessment primarily uses the present value (discounted cash flow) method to determine the fair value of reporting units with goodwill.
We compare the fair value of each reporting unit to its carrying amount, and, to the extent the carrying amount exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
In consultation with outside specialists, we estimate the fair value of our reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions about our reporting units, including their respective forecasted sales, operating margins and growth rates, as well as discount rates. Our assumptions about discount rates are based on the weighted average cost of capital for comparable companies. Our assumptions about sales, operating margins and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. We also make assumptions for varying perpetual growth rates for periods beyond our long-term business plan period. We base our fair value estimates on projected financial information and assumptions that we believe are reasonable. However, actual future results may differ materially from these estimates and projections. The valuation methodology we use to estimate the fair value of reporting units requires inputs and assumptions that reflect current market conditions, as well as the impact of planned business and operational strategies that require management judgment. The estimated fair value could increase or decrease depending on changes in the inputs and assumptions.
We test indefinite-lived intangible assets, consisting of trade names and trademarks, for impairment in the fourth quarter or whenever events or circumstances indicate that it is more-likely-than-not that their carrying amounts exceed their fair values. In performing the impairment tests, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for indefinite-lived intangible asset impairment. If we decide not to perform a qualitative assessment, or if the qualitative assessment indicates that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we perform a quantitative assessment. Fair value is estimated as the discounted value of future revenues using a royalty rate that a third party would pay to use the asset. Variation in the royalty rates could impact our estimate of fair value. If the carrying amount of an asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
We amortize finite-lived intangible assets, consisting of customer relationships, patented and other developed technology, trade names and trademarks, and other intangibles, on a straight-line basis over their estimated useful lives.
See Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” for more information.
Foreign Currency
We translate asset and liability accounts of international operations into U.S. dollars at current rates. Revenues and expenses are translated at the weighted average currency rate for the fiscal year. We record gains and losses resulting from hedging the value of investments in certain international operations and from the translation of balance sheet accounts directly as a component of other comprehensive income.
We account for our operations in Argentina as highly inflationary, because the country’s three-year cumulative inflation rate exceeds 100%. As a result, the functional currency of our Argentine subsidiary is the U.S. dollar.
Financial Instruments
We enter into foreign exchange derivative contracts to reduce our risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S. From time to time, we enter into interest rate contracts to help manage our exposure to certain interest rate fluctuations. We also enter into futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases of natural gas. The maximum length of time for which we hedge our exposure to the variability in future cash flows is 36 months for forecasted foreign exchange and commodity transactions and 10 years for cross-currency swap transactions.
On the date we enter into a derivative contract, we determine whether the derivative will be designated as a hedge. Derivatives designated as hedges are classified as either (1) hedges of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value” hedges) or (2) hedges of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (“cash flow” hedges). Other derivatives not designated as hedges are recorded on the balance sheets at fair value, with changes in fair value recognized in earnings. Our policy is not to purchase or hold any foreign currency, interest rate or commodity contracts for trading purposes.
We assess, both at the inception of any hedge and on an ongoing basis, whether our hedges are highly effective. If we determine that a hedge is not highly effective, we prospectively discontinue hedge accounting. For cash flow hedges, we record gains and losses as components of other comprehensive income and reclassify them into earnings in the same period during which the hedged transaction affects earnings. In the event that the anticipated transaction is no longer likely to occur, we recognize the change in fair value of the instrument in current period earnings. We recognize changes in fair value hedges in current period earnings. We also recognize changes in the fair value of underlying hedged items (such as recognized assets or liabilities) in current period earnings and offset the changes in the fair value of the derivative.
In the Consolidated Statements of Cash Flows, hedges are classified in the same category as the item hedged, primarily in operating activities.
See Note 5, “Financial Instruments,” for more information.
Fair Value Measurements
We define fair value as the price that would be received from selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date. In determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.
We determine fair value based on a three-tier fair value hierarchy, which we use to prioritize the inputs used in measuring fair value. These tiers consist of Level 1, which are observable inputs such as quoted prices in active markets; Level 2, which are inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which are unobservable inputs in which little or no market data exists, and require us to develop our own assumptions to determine the best estimate of fair value.
Revenue Recognition
We recognize sales when or as we satisfy a performance obligation by transferring control of a product or service to a customer, in an amount that reflects the consideration which we would expect for the product or service. We consider a number of factors in determining when we have transferred control to a customer, including the following: (i) our present right to payment; (ii) the customer’s legal title to the asset; (iii) physical possession of the asset; (iv) the customer’s significant risks and rewards of ownership of the asset; and (v) the customer’s acceptance of the asset.
Our payment terms with our customers are generally consistent with those used in the industries and the regions in which we operate.
We accept sales returns in certain limited circumstances. We record an estimate for return liabilities and a corresponding reduction to sales in the amount we expect to repay or credit customers, which we base on historical returns and outstanding customer claims. We update our estimates each reporting period.
Sales rebates, discounts and other customer concessions represent variable consideration and are common in the industries and regions in which we operate, which we account for as a reduction to sales based on estimates at the time at which products are sold. We base these estimates on our historical experience, as well as current information such as sales forecasts. We review our estimates regularly and, as additional information becomes available, we adjust our sales and the respective accruals as necessary.
We exclude sales tax, value-added tax and other taxes we collect from customers from sales. We account for shipping and handling activities after control of a product is transferred to a customer as fulfillment costs and not as separate performance obligations. As a practical expedient, we have elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of less than one year. We generally expense sales commissions when incurred because the amortization period would have been one year or less. We record these costs in “Marketing, general and administrative expense” in the Consolidated Statements of Income.
Research and Development
Research and development costs are related to research, design and testing of new products and applications, which we expense as incurred.
Long-Term Incentive Compensation
No long-term incentive compensation expense was capitalized in 2022, 2021 or 2020.

Valuation of Stock-Based Awards
We base our stock-based compensation expense on the fair value of awards, adjusted for estimated forfeitures, amortized on a straight-line basis over the requisite service period for stock options and restricted stock units (“RSUs”). We base compensation expense for performance units (“PUs”) on the fair value of awards, adjusted for estimated forfeitures, and amortized on a straight-line basis as these awards cliff-vest at the end of the requisite service period. We base compensation expense related to market-leveraged stock units (“MSUs”) on the fair value of awards, adjusted for estimated forfeitures, and amortized on a graded-vesting basis over their respective performance periods.
Compensation expense for awards with a market condition as a performance objective, which includes PUs and MSUs, is not adjusted if the condition is not met, as long as the requisite service period is met.
We estimate the fair value of stock options as of the date of grant using the Black-Scholes option-pricing model. This model requires input assumptions for our expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term.
We determine the fair value of RSUs and the component of PUs that is subject to the achievement of a performance objective using a financial performance condition based on the fair market value of our common stock as of the date of grant, adjusted for foregone dividends. Over the performance period of the PUs, the estimated number of shares of our common stock issuable upon vesting is adjusted upward or downward from the target shares at the time of grant based on the probability of the financial performance objectives established for the award being achieved.
We determine the fair value of stock-based awards that are subject to achievement of performance objectives based on a market condition, which includes MSUs and the other component of PUs, using the Monte-Carlo simulation method, which utilizes multiple input variables, including expected stock price volatility and other assumptions appropriate for determining fair value, to estimate the probability of satisfying the target performance objectives established for the award.
Certain of these assumptions are based on management’s estimates, in consultation with outside specialists. Significant changes in assumptions for future awards and actual forfeiture rates could materially impact stock-based compensation expense and our results of operations.
Valuation of Cash-Based Awards
Cash-based awards consist of long-term incentive units (“LTI Units”) granted to eligible employees. We classify LTI Units as liability awards and remeasure them at each quarter-end over the applicable vesting or performance period. In addition to LTI Units with terms and conditions that mirror those of RSUs, we also grant certain employees LTI Units with terms and conditions that mirror those of PUs and MSUs.
Forfeitures
We estimate expected forfeitures in determining the compensation cost to be recognized each period, rather than accounting for forfeitures as they occur. We record changes in estimated forfeiture rates as cumulative adjustments in the period estimates are revised.
See Note 12, “Long-term Incentive Compensation,” for more information.
Taxes Based on Income
Because we are subject to income tax in the U.S. and multiple foreign jurisdictions, judgment is required in evaluating and estimating our worldwide provision, accruals for taxes, deferred taxes and tax positions. Our provision for income taxes is determined using the asset and liability approach in accordance with GAAP. Under this approach, deferred taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists. We recognize and measure our uncertain tax positions following the more-likely-than-not threshold for recognition and measurement for tax positions we take or expect to take on a tax return.
See Note 14, “Taxes Based on Income,” for more information.
Recent Accounting Requirements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the transparency of supplier finance programs by requiring disclosures of key program terms, information about obligations under these programs and a rollforward of these obligations. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We plan to adopt this guidance at the beginning of our 2023 fiscal year on January 1, 2023.

NOTE 2. ACQUISITIONS
Subsequent to our fiscal year-end 2022, in January 2023, we entered into an agreement to acquire Thermopatch, Inc., a New York-based manufacturer specializing in labeling, embellishments, and transfers for the sports, industrial laundry, workwear and hospitality industries. We believe this acquisition will expand the product portfolio in our Solutions Group reportable segment. We expect to complete this acquisition in the first quarter of 2023.
2022 Acquisitions
In January 2022, we completed our acquisitions of TexTrace AG ("TexTrace"), a Switzerland-based technology developer specializing in custom-made woven and knitted RFID products that can be sewn onto or inserted into garments, and Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi (collectively, "Rietveld"), a Netherlands-based provider of external embellishment solutions and application and printing methods for performance brands and team sports in Europe. These acquisitions expanded the product portfolio in our Solutions Group reportable segment. The acquisitions of TexTrace and Rietveld are referred to collectively as the "2022 Acquisitions."
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
The 2022 Acquisitions were not material, individually or in the aggregate, to the Consolidated Financial Statements.
Vestcom Acquisition
On August 31, 2021, we completed our acquisition of CB Velocity Holdings, LLC (“Vestcom”), an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies, for purchase consideration of $1.47 billion. We funded this acquisition using cash and proceeds from both commercial paper borrowings and issuances of senior notes. Refer to Note 4, “Debt,” to the Consolidated Financial Statements for more information.
Vestcom’s solutions expanded our position in high value categories and added channel access and data management capabilities to our Solutions Group reportable segment.
The table below summarizes the fair value of assets acquired and liabilities assumed in the Vestcom acquisition based on our final allocation of the purchase consideration.

(In millions)
Cash and cash equivalents	$24.3
Trade accounts receivable	98.4
Other current assets	28.5
Property, plant and equipment	56.2
Goodwill	756.1
Other intangibles resulting from business acquisition	727.0
Other assets	22.8
Total assets	1,713.3
Current liabilities	47.5
Other liabilities	17.2
Deferred and non-current income tax liabilities	183.5
Total liabilities	248.2
Net assets acquired	$1,465.1
The impact of the Vestcom acquisition was not material to the pro forma net sales or net income of our combined operations for the periods presented. Net sales and net income related to Vestcom post-acquisition were not material to the Consolidated Statements of Income for 2021.
Other 2021 Acquisitions
On March 18, 2021, we completed our acquisition of the net assets of ZippyYum, LLC (“ZippyYum”), a California-based developer of software products used in the food service and food preparation industries. This acquisition enhanced the product portfolio in our Solutions Group reportable segment.

On March 1, 2021, we completed our acquisition of the issued and outstanding stock of JDC Solutions, Inc. (“JDC”), a Tennessee-based manufacturer of pressure-sensitive specialty tapes. This acquisition expanded the product portfolio in our Materials Group reportable segment.
The acquisitions of ZippyYum and JDC are referred to collectively as the “Other 2021 Acquisitions.”
The aggregate purchase consideration for the Other 2021 Acquisitions was approximately $43 million. We funded the Other 2021 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to approximately $13 million subject to the acquired company’s achievement of certain post-acquisition performance targets. As of the acquisition date, we estimated the fair value of these earn-out payments to be approximately $12 million, which was included in the $43 million of aggregate purchase consideration.
The Other 2021 Acquisitions were not material, individually or in the aggregate, to the Consolidated Financial Statements.
NOTE 3. GOODWILL AND OTHER INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS
Goodwill
Results from our annual goodwill impairment test in the fourth quarter of 2022 indicated that no impairment occurred during 2022. The assumptions used in our assessment of these assets were primarily based on Level 3 inputs.
During the fourth quarter of 2022, we changed our operating structure to align with our overall business strategy. As a result, our fiscal year 2022 results are reported based on our new reportable segments described in Note 15, "Segment Information. We have recast prior periods to reflect our new operating structure. There was no goodwill impairment recognized as a result of the change in reportable segments.
Changes in the net carrying amount of goodwill for 2022 and 2021 by reportable segment are shown below:

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of January 2, 2021	$664.6	$471.8	$1,136.4
Acquisitions(1)	6.9	774.5	781.4
Acquisition adjustment(2)	1.2	—	1.2
Translation adjustments	(27.2)	(10.3)	(37.5)
Goodwill as of January 1, 2022	645.5	1,236.0	1,881.5
Acquisitions(3)	—	16.3	16.3
Acquisition adjustment(4)	—	(.5)	(.5)
Translation adjustments	(26.8)	(8.1)	(34.9)
Goodwill as of December 31, 2022	$618.7	$1,243.7	$1,862.4
(1)Goodwill acquired related to the acquisitions of Vestcom, JDC and ZippyYum. We expect nearly all of the recognized goodwill related to the Vestcom and JDC acquisitions not to be deductible for income tax purposes and the recognized goodwill related to the ZippyYum acquisition to be deductible for income tax purposes.
(2)Measurement period adjustment related to the finalization of the purchase price allocation for the December 2020 acquisition of ACPO, Ltd.
(3)Goodwill acquired related to the 2022 Acquisitions. We expect the recognized goodwill related to the 2022 Acquisitions to be non-deductible for income tax purposes.
(4)Measurement period adjustment related to the finalization of the purchase price allocation for the August 2021 acquisition of Vestcom.

The carrying amounts of goodwill at December 31, 2022 and January 1, 2022 were net of accumulated impairment losses of $820 million recognized in fiscal year 2009 by our Solutions Group reportable segment.
Indefinite-Lived Intangible Assets
In connection with our acquisition of Vestcom, we acquired approximately $135 million of identifiable indefinite lived intangible assets consisting of trade names and trademarks. We utilized the income approach to estimate the fair values of acquired identifiable intangibles, primarily using Level 3 inputs. We applied significant judgment in determining the fair value of intangible assets, which included our estimates and assumptions with respect to estimated future revenue and related profit margins, royalty rates, discount rates and economic lives assigned to the acquired intangible assets.
Results from our annual indefinite-lived intangible assets impairment test in the fourth quarter indicated that no impairment occurred in 2022. The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trade names and trademarks, was $154.7 million and $155.6 million at December 31, 2022 and January 1, 2022, respectively.

Finite-Lived Intangible Assets
In connection with the 2022 Acquisitions, we acquired approximately $21 million of identifiable finite-lived intangible assets, which consisted of patented and other developed technology as well as customer relationships.
In connection with our acquisition of Vestcom, we acquired approximately $592 million of identifiable finite-lived intangible assets, which consisted of customer relationships and patented and other developed technology. We utilized the income approach to estimate the fair values of acquired identifiable intangibles, primarily using Level 3 inputs. We applied significant judgment in determining the fair value of intangible assets, which included our estimates and assumptions with respect to estimated future revenue and related profit margins, customer retention rates, technology migration curves, royalty rates, discount rates and economic lives assigned to the acquired intangible assets.
The table below summarizes the amounts and weighted average useful lives of these intangible assets as of the acquisition date.

	Amount (in millions)	Weighted average amortization period (in years)
Customer relationships	$492.0	12
Patented and other developed technology	100.4	7
The intangible assets from the Other 2021 Acquisitions were not material to the Consolidated Financial Statements.
Refer to Note 2, “Acquisitions,” for more information.
The table below sets forth our finite-lived intangible assets resulting from business acquisitions at December 31, 2022 and January 1, 2022, which continue to be amortized.

	2022			2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$852.2	$330.1	$522.1	$862.5	$277.2	$585.3
Patented and other developed technology	261.9	104.3	157.6	247.7	84.7	163.0
Trade names and trademarks	14.4	10.3	4.1	14.8	9.7	5.1
Other intangibles	3.2	1.4	1.8	3.2	.8	2.4
Total	$1,131.7	$446.1	$685.6	$1,128.2	$372.4	$755.8
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $81.8 million for 2022, $44.6 million for 2021 and $19.9 million for 2020.
We expect estimated amortization expense for finite-lived intangible assets resulting from business acquisitions for each of the next five fiscal years and thereafter to be as follows:

(In millions)	Estimated Amortization Expense
2023	$80.9
2024	79.2
2025	78.4
2026	75.5
2027	75.2
2028 and thereafter	296.4

NOTE 4. DEBT
Short-Term Borrowings
We had $128 million and $189 million of outstanding borrowings from U.S. commercial paper issuances as of December 31, 2022 and January 1, 2022, respectively, with a weighted average interest rate of 4.84% and 0.32%, respectively.
We have a Euro-Commercial Paper Program under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. Proceeds from issuances under this program may be used for general corporate purposes. The maturities of the notes vary, but may not exceed 364 days from the date of issuance. Our payment obligations with respect to any notes issued under this program are backed by our revolving credit facility (the “Revolver”). There are no financial covenants under this program. We had balances of $213 million and $113.1 million outstanding under this program as of December 31, 2022 and January 1, 2022, respectively, with a weighted average interest rate of 2.06% and (0.47)%, respectively.
Short-Term Credit Facilities
Subsequent to fiscal year 2022, in January 2023, we extended the maturity date of the Revolver by one year to February 13, 2026, and increased the commitments by $400 million, from $800 million to $1.2 billion. Additionally, we amended the Revolver to replace the LIBOR benchmark interest rate with Term SOFR, Euribor and SONIA benchmark interest rates. We use the Revolver as a back-up facility for our commercial paper program and for other corporate purposes. In February 2020, we had amended and restated the Revolver, eliminating one of the financial covenants and extending its maturity date to February 13, 2025. The Revolver allowed for a one-year extension of the maturity date under certain circumstances and the option to increase the commitments by up to $400 million, subject to lender approvals and customary requirements.
No balance was outstanding under the Revolver as of December 31, 2022 or January 1, 2022. Commitment fees associated with the Revolver in 2022, 2021 and 2020 were $0.9 million, $0.9 million and $0.8 million, respectively.
In addition to the Revolver, we have short-term lines of credit available in various countries of approximately $341 million in the aggregate at December 31, 2022. These lines may be cancelled at any time by us or the issuing banks. Short-term borrowings outstanding under these lines of credit were $2.4 million and $11.2 million at December 31, 2022 and January 1, 2022, respectively, with weighted average interest rates of 0.64% and 4.97%, respectively.
From time to time, we provide guarantees on certain arrangements with banks. Our exposure to these guarantees is not material.
Long-Term Borrowings
In August 2021, we issued $500 million of senior notes, due February 15, 2032, which bear an interest rate of 2.250%, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $493.7 million. Additionally, in August 2021, we issued $300 million of senior notes, due August 15, 2024, which we can repay without penalty on or after August 15, 2022 and bear an interest rate of 0.850%, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $298 million. We used the net proceeds from these two debt issuances to finance a portion of the Vestcom acquisition.
In March 2020, we issued $500 million of senior notes, due April 2030. These senior notes bear an interest rate of 2.65% per year, payable semiannually in arrears. Our net proceeds from the issuance, after deducting underwriting discounts and offering expenses, were $493.7 million, which we used to repay both existing indebtedness under our commercial paper program used to fund our Smartrac acquisition and our $250 million of senior notes that matured in April 2020.

Our long-term debt, and related interest rates, at year-end 2022 and 2021 is shown below.

(In millions)	2022	2021
Long-term debt
Medium-term notes:
Series 1995 due 2025	$30.0	$30.0
Long-term notes:
Senior notes due 2023 at 3.4%	249.7	249.5
Senior notes due 2024 at 0.85%	299.0	298.3
Senior notes due 2025 at 1.25%(1)	531.3	563.3
Senior notes due 2028 at 4.875%	496.0	495.3
Senior notes due 2030 at 2.650%	495.5	494.8
Senior notes due 2032 at 2.25%	494.5	493.9
Senior notes due 2033 at 6.0%	149.1	149.1
Less amount classified as current	(249.7)	—
Total long-term debt(2)	$2,495.4	$2,774.2

(1)	These senior notes are euro-denominated. The face value is €500 million.
(2)	Included unamortized debt issuance costs and debt discounts of $10.5 million and $7.1 million, respectively, as of year-end 2022 and $12.9 million and $8.2 million, respectively, as of year-end 2021.
At year-end 2022 and 2021, our medium-term notes had accrued interest at a weighted average fixed rate of 7.5%. In the second quarter of 2020, we repaid $15 million of medium-term notes that matured in June 2020.
We expect maturities of our long-term debt for each of the next five fiscal years and thereafter to be as follows:

Year	(In millions)
2023	$250.0
2024	300.0
2025	562.6
2026	—
2027	—
2028 and thereafter	1,650.0
Refer to Note 7, “Commitments and Leases,” for information related to finance leases.
Other
The Revolver contains a financial covenant that requires us to maintain a specified ratio of total debt in relation to a certain measure of income. As of December 31, 2022 and January 1, 2022, we were in compliance with our financial covenants.
Our total interest costs in 2022, 2021 and 2020 were $89.8 million, $75.0 million and $73.9 million, respectively, of which $5.7 million, $4.8 million and $3.9 million, respectively, was capitalized as part of the cost of property, plant and equipment and capitalized software.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates their carrying value given their short duration. The fair value of our total debt was $2.85 billion at December 31, 2022 and $3.25 billion at January 1, 2022. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable. Refer to Note 1, “Summary of Significant Accounting Policies,” for more information.

NOTE 5. FINANCIAL INSTRUMENTS
As of December 31, 2022, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $6.1 million and $1.36 billion, respectively. Our outstanding foreign exchange contracts as of December 31, 2022 were recorded under various currencies, primarily the U.S. dollar, euro, Chinese renminbi, British pound sterling and Hong Kong dollar.
We recognize derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. We designate commodity forward contracts on forecasted purchases of commodities and foreign exchange contracts on forecasted transactions as cash flow hedges. We also enter into foreign exchange contracts to offset certain of our economic exposures arising from foreign exchange rate fluctuations.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive loss” and reclassified into earnings in the same period(s) during which the hedged transaction impacts earnings. Gains and losses on these derivatives, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings. Except for the cross-currency swap discussed below, cash flow hedges were not material in 2022, 2021 or 2020.
Cross-Currency Swap
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to effectively convert the fixed-rate U.S. dollar-denominated debt into euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $15.5 million as of December 31, 2022, which was included in "Other Assets" and $(10.3) million as of January 1, 2022, which was included in “Long-term retirement benefits and other liabilities” in the Consolidated Balance Sheets. Refer to Note 9, “Fair Value Measurements,” to the Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap to earnings during 2022, 2021 or 2020.
Other Derivatives
The following table shows the fair value and balance sheet locations of other derivatives as of December 31, 2022 and January 1, 2022:

	Asset			Liability
(In millions)	Balance Sheet Location	2022	2021	Balance Sheet Location	2022	2021
Foreign exchange contracts	Other current assets	$4.3	$6.3	Other current liabilities	$9.6	$2.9
Commodity contracts	Other current assets	—	—	Other current liabilities	.2	—
		$4.3	$6.3		$9.8	$2.9
For other derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings.
The following table shows the components of the net gains (losses) recognized in income related to these derivative instruments:

(In millions)	Statements of Income Location	2022	2021	2020
Foreign exchange contracts	Cost of products sold	$5.6	$1.4	$1.9
Foreign exchange contracts	Marketing, general and administrative expense	(4.3)	21.0	(14.2)
		$1.3	$22.4	$(12.3)

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
We are also obligated to pay unfunded termination indemnity benefits to certain employees outside the U.S., which are subject to applicable agreements, laws and regulations. We have not incurred significant costs related to these benefits, and, therefore, no related costs have been included in the disclosures below.
Plan Assets
Assets in our international plans are invested in accordance with locally accepted practices and primarily include equity securities, fixed income securities, insurance contracts and cash. Asset allocations and investments vary by country and plan. Our target plan asset investment allocation for our international plans in the aggregate is approximately 26% in equity securities, 59% in fixed income securities and cash, and 15% in insurance contracts and other investments, subject to periodic fluctuations among these asset classes.
Fair Value Measurements
The valuation methodologies we use for assets measured at fair value are described below.
Cash is valued at nominal value. Cash equivalents and mutual funds are valued at fair value as determined by quoted market prices, based upon the net asset value (“NAV”) of shares held at year-end. Fixed income treasury securities are valued at fair value as determined by quoted prices in active markets. Fixed income municipal and corporate bonds are valued at fair value based on quoted prices for similar instruments in active markets or other inputs that are observable or can be corroborated by observable market data. Pooled funds are structured as collective trusts, not publicly traded and valued by calculating NAV per unit based on the NAV of the underlying funds/trusts as a practical expedient for the fair value of the pooled funds. Insurance contracts are valued at book value, which approximates fair value and is calculated using the prior-year balance plus or minus investment returns and changes in cash flows.
These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe these valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth, by level within the fair value hierarchy (as applicable), international plan assets at fair value:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
2022
Cash	$6.4	$6.4	$—	$—
Insurance contracts	37.1	—	—	37.1
Pooled funds – real estate investment trusts	8.3	—	—	8.3
Pooled funds – fixed income securities(1)	335.7
Pooled funds – equity securities(1)	151.9
Pooled funds – other investments(1)	45.9
Total international plan assets at fair value	$585.3
2021
Cash	$10.1	$10.1	$—	$—
Insurance contracts	37.9	—	—	37.9
Pooled funds – real estate investment trusts	11.0	—	—	11.0
Pooled funds – fixed income securities(1)	464.4
Pooled funds – equity securities(1)	302.8
Pooled funds – other investments(1)	48.4
Total international plan assets at fair value	$874.6
(1)Pooled funds that are measured at fair value using the NAV per unit (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to reconcile to total international plan assets.
The following table presents a reconciliation of Level 3 international plan asset activity during the year ended December 31, 2022:

	Level 3 Assets
(In millions)	Insurance Contracts	Pooled Funds – Real Estate Investment Trusts	Total
Balance at January 1, 2022	$37.9	$11.0	$48.9
Net realized and unrealized gain (loss)	.7	(1.6)	(.9)
Purchases	3.2	—	3.2
Settlements	(3.2)	—	(3.2)
Impact of changes in foreign currency exchange rates	(1.5)	(1.1)	(2.6)
Balance at December 31, 2022	$37.1	$8.3	$45.4
Plan Assumptions
Discount Rate
In consultation with our actuaries, we annually review and determine the discount rates used to value our pension and other postretirement obligations. The assumed discount rate for each pension plan reflects market rates for high quality corporate bonds currently available. Our discount rate is determined by evaluating yield curves consisting of large populations of high quality corporate bonds. The projected pension benefit payment streams are then matched with bond portfolios to determine a rate that reflects the liability duration unique to our plans.

We use the full yield curve approach to estimate the service and interest cost components of net periodic benefit cost for our pension and other postretirement benefit plans. Under this approach, we apply multiple discount rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. We believe that this approach provides a more precise measurement of service and interest cost by aligning the timing of a plan’s liability cash flows to its corresponding rates on the yield curve.
Long-term Return on Assets
We determine the long-term rate of return assumption for plan assets by reviewing the historical and expected returns of both the equity and fixed income markets, taking into account our asset allocation, the correlation between returns in our asset classes, and our mix of active and passive investments. Additionally, we evaluate current market conditions, including interest rates, and review market data for reasonableness and appropriateness.
Measurement Date
We measure the actuarial value of our benefit obligations and plan assets using the calendar month-end closest to our fiscal year-end and adjust for any contributions or other significant events between the measurement date and our fiscal year-end.
Plan Balance Sheet Reconciliations
The following table provides a reconciliation of benefit obligations, plan assets, funded status of the plans and accumulated other comprehensive loss for our defined benefit plans:
Plan Benefit Obligations

	Pension Benefits
	2022		2021
(In millions)	U.S.	Int’l	U.S.	Int’l
Change in projected benefit obligations
Projected benefit obligations at beginning of year	$66.8	$882.4	$77.3	$953.9
Service cost	—	16.5	—	19.0
Interest cost	1.2	10.8	1.0	8.9
Participant contribution	—	4.6	—	4.7
Amendments	—	—	—	(.9)
Actuarial (gain) loss	(9.1)	(244.9)	(1.7)	(15.6)
Benefits paid	(7.1)	(21.3)	(9.8)	(23.3)
Settlements	—	(1.0)	—	(3.7)
Foreign currency translation	—	(60.2)	—	(60.6)
Projected benefit obligations at end of year	$51.8	$586.9	$66.8	$882.4
Accumulated benefit obligations at end of year	$51.8	$540.2	$66.8	$806.4
Plan Assets

	Pension Benefits
	2022		2021
(In millions)	U.S.	Int’l	U.S.	Int’l
Change in plan assets
Plan assets at beginning of year	$—	$874.6	$—	$897.2
Actual return on plan assets	—	(226.5)	—	37.3
Employer contributions	7.1	15.2	9.8	20.7
Participant contributions	—	4.6	—	4.7
Benefits paid	(7.1)	(21.3)	(9.8)	(23.3)
Settlements	—	(1.0)	—	(3.7)
Foreign currency translation	—	(60.3)	—	(58.3)
Plan assets at end of year	$—	$585.3	$—	$874.6

Funded Status

	Pension Benefits
	2022		2021
(In millions)	U.S.	Int’l	U.S.	Int’l
Funded status of the plans
Other assets	$—	$70.0	$—	$113.6
Other accrued liabilities	(6.2)	(.4)	(7.0)	(1.0)
Long-term retirement benefits and other liabilities(1)	(45.6)	(71.2)	(59.8)	(120.4)
Plan assets less than benefit obligations	$(51.8)	$(1.6)	$(66.8)	$(7.8)
(1)In accordance with our funding strategy, we have the option to fund certain of our U.S. liabilities with proceeds from our company-owned life insurance policies.

	Pension Benefits
	2022		2021
	U.S.	Int’l	U.S.	Int’l
Weighted average assumptions used to determine year-end benefit obligations
Discount rate	5.06%	4.36%	2.49%	1.57%
Compensation rate increase	—	2.75	—	2.33
For U.S. and international plans combined, the projected benefit obligations and fair values of plan assets for pension plans with projected benefit obligations in excess of plan assets were $165 million and $42 million, respectively, at year-end 2022 and $261 million and $73 million, respectively, at year-end 2021.
For U.S. and international plans combined, the accumulated benefit obligations and fair values of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $132 million and $23 million, respectively, at year-end 2022 and $228 million and $67 million, respectively, at year-end 2021.
Accumulated Other Comprehensive Loss
The following table shows the pre-tax amounts recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets:

	Pension Benefits
	2022		2021
(In millions)	U.S.	Int’l	U.S.	Int’l
Net actuarial loss	$9.1	$38.2	$15.6	$41.5
Prior service (credit) cost	—	(3.5)	—	(4.0)
Net amount recognized in accumulated other comprehensive loss	$9.1	$34.7	$15.6	$37.5
The following table shows the pre-tax amounts recognized in “Other comprehensive loss (income)”:

	Pension Benefits
	2022		2021		2020
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Net actuarial (gain) loss	$(5.6)	$(.8)	$(.7)	$(34.8)	$3.5	$(13.5)
Prior service credit	—	—	—	(.9)	—	.4
Amortization of unrecognized:
Net actuarial gain	(.8)	(2.5)	(.8)	(6.1)	(.6)	(5.2)
Prior service credit (cost)	—	.4	—	.4	—	.4
Settlements	(.1)	.1	(1.1)	(.5)	(.2)	(.3)
Net amount recognized in other comprehensive loss (income)	$(6.5)	$(2.8)	$(2.6)	$(41.9)	$2.7	$(18.2)

Plan Income Statement Reconciliations
The following table shows the components of net periodic benefit cost, which are recorded in net income for our defined benefit plans:

	Pension Benefits
	2022		2021		2020
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$—	$16.5	$—	$19.0	$—	$17.8
Interest cost	1.2	10.8	1.0	8.9	1.8	11.0
Actuarial (gain) loss	(3.5)	—	(1.1)	—	3.7	—
Expected return on plan assets	—	(21.9)	—	(19.8)	—	(18.5)
Amortization of actuarial loss	.8	2.5	.8	6.1	.6	5.2
Amortization of prior service (credit) cost	—	(.4)	—	(.4)	—	(.4)
Recognized loss (gain) on settlements(1)	.1	(.1)	1.1	.5	.2	.3
Net periodic benefit cost (credit)	$(1.4)	$7.4	$1.8	$14.3	$6.3	$15.4
(1)In 2022, settlements in the U.S. related to a non-qualified plan; settlements in our international plans related to lump-sum payments in Belgium. In 2021, settlements in the U.S. related to a non-qualified plan; settlements in our international plans related to lump-sum payments in Belgium and Switzerland. In 2020, settlements in the U.S. related to a non-qualified plan; settlements in our international plans related to lump-sum payments in Belgium, France and for certain expatriate employees.
Service cost and components of net periodic benefit cost other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense (income), net” in the Consolidated Statements of Income, respectively.
The following table shows the weighted average assumptions used to determine net periodic cost:

	Pension Benefits
	2022		2021		2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Discount rate	2.19%	1.57%	2.20%	1.26%	2.89%	1.66%
Expected return on assets	—	3.00	—	2.61	—	2.79
Compensation rate increase	—	2.33	—	2.15	—	2.21
Plan Contributions
We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate. The following table sets forth our expected contributions in 2023:

(In millions)
U.S. pension plans	$6.3
International pension plans	12.8
Future Benefit Payments
The future benefit payments shown below reflect the expected service periods for eligible participants.

	Pension Benefits
(In millions)	U.S.	Int’l
2023	$6.3	$22.2
2024	6.1	22.6
2025	5.9	23.9
2026	5.9	26.4
2027	5.3	27.0
2028-2032	20.2	142.7

Postretirement Health Benefits
We provide postretirement health benefits to certain of our retired U.S. employees up to the age of 65 under a cost-sharing arrangement and provide supplemental Medicare benefits to certain of our U.S. retirees over the age of 65. Our postretirement health benefit plan was closed to new participants retiring after December 31, 2021. Our policy is to fund the cost of these postretirement benefits from operating cash flows. While we do not intend to terminate these postretirement health benefits, we may do so at any time, subject to applicable laws and regulations. At year-end 2022, our postretirement health benefits obligation and related loss recorded in “Accumulated other comprehensive loss” were approximately $2 million and $11 million, respectively. At year-end 2021, our postretirement health benefits obligation and related loss recorded in “Accumulated other comprehensive loss” were approximately $2 million and $12 million, respectively. Net periodic benefit cost was not material in 2022, 2021 or 2020.
Defined Contribution Plans
We sponsor various defined contribution plans worldwide, the largest of which is the Avery Dennison Corporation Employee Savings Plan (“Savings Plan”), a 401(k) plan for our U.S. employees.
We recognized expense of $27.3 million, $24.6 million and $22.7 million in 2022, 2021 and 2020, respectively, related to our employer contributions and employer match of participant contributions to the Savings Plan.
Other Retirement Plans
We have deferred compensation plans and programs that permit eligible employees to defer a portion of their compensation. The compensation voluntarily deferred by the participant, together with certain employer contributions, earns specified and variable rates of return. As of year-end 2022 and 2021, we had accrued $87.3 million and $96.1 million, respectively, for our obligations under these plans. A portion of the interest on certain of our contributions may be forfeited by participants if their employment terminates before age 55 other than by reason of death or disability.
Our Directors Deferred Equity Compensation Program allows our non-employee directors to elect to receive their cash compensation in deferred stock units (“DSUs”) issued under our equity plan. Additionally, two legacy deferred compensation plans had DSUs that were issued under our then-active equity plans. Dividend equivalents, representing the value of dividends per share paid on shares of our common stock and calculated with reference to the number of DSUs held as of a quarterly dividend record date, are credited in the form of additional DSUs on the applicable dividend payable date. DSUs are converted into shares of our common stock upon a director’s separation from our Board. Approximately 0.1 million DSUs were outstanding for both year-end 2022 and 2021, with an aggregate value of $20 million and $24 million, respectively.
We hold company-owned life insurance policies, the proceeds from which are payable to us upon the death of covered participants. The cash surrender values of these policies, net of outstanding loans, which are included in “Other assets” in the Consolidated Balance Sheets, were $265.0 million and $272.2 million at year-end 2022 and 2021, respectively.

NOTE 7. COMMITMENTS AND LEASES
Supplemental cost information related to leases is shown below.

(In millions)	2022	2021	2020
Operating lease costs	$70.8	$68.8	$63.1
Lease costs related to finance leases were not material in 2022, 2021 or 2020.
Supplemental balance sheet information related to leases is shown below.

(In millions)	Balance Sheet Location	2022	2021
Assets
Operating	Other assets	$161.7	$183.0
Finance(1)	Property, plant and equipment, net	27.5	28.9
Total leased assets		$189.2	$211.9
Liabilities
Current:
Operating	Other current liabilities	$42.4	$47.3
Finance	Short-term borrowings and current portion of long-term debt and finance leases	5.4	5.5
Non-current:
Operating	Long-term retirement benefits and other liabilities	113.6	135.3
Finance	Long-term debt and finance leases	8.2	11.7
Total lease liabilities		$169.6	$199.8

(1)	Finance lease assets are net of accumulated amortization of $12.4 million and $10.4 million as of December 31, 2022 and January 1, 2022, respectively.
Supplemental cash flow information related to leases is shown below.

(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$60.5	$54.2	$54.9
Operating lease assets obtained in exchange for operating lease liabilities	37.2	58.0	48.4
Cash flows related to finance leases were not material in 2022, 2021 or 2020.
Weighted average remaining lease term and discount rate information related to leases as of December 31, 2022 and January 1, 2022 is shown below.

	2022	2021
Weighted average remaining lease term (in years):
Operating	5.9	6.5
Finance	2.7	3.3
Weighted average discount rate (percentage):
Operating	3.2%	3.0%
Finance	2.8	2.9

Operating and finance lease liabilities by maturity date from December 31, 2022 are shown below.

(In millions)	Operating Leases	Finance Leases
2023	$45.8	$5.8
2024	35.4	5.4
2025	27.8	2.1
2026	18.8	.7
2027	10.8	.2
2028 and thereafter	35.5	—
Total lease payments	174.1	14.2
Less: imputed interest	(18.1)	(.6)
Present value of lease liabilities	$156.0	$13.6
As of December 31, 2022, we had no significant operating or finance leases that had not yet commenced.
NOTE 8. CONTINGENCIES
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
We are currently party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products infringed on its patent. The case was filed on October 24, 2017 in the United States District Court in the District of Oregon (Eugene Division) and is captioned ADASA Inc. v. Avery Dennison Corporation. We recorded a contingent liability in the amount of $26.6 million related to this matter in the second quarter of 2021 based on a jury verdict issued on May 14, 2021.
During the fourth quarter of 2021, the first instance judgment associated with the jury verdict was issued. This resulted in additional potential liability for the RFID tags sold during the period from the jury verdict to the issuance of the first instance judgment and a royalty on additional late-disclosed tags, as well as sanctions, prejudgment interest, costs, and attorneys’ fees. In addition, Adasa was awarded an ongoing royalty on in-scope tags sold after October 14, 2021. On October 22, 2021, we appealed the judgment to the United States Court of Appeals for the Federal Circuit ("CAFC"). We have largely completed our migration to alternative encoding methods for our RFID tags.
During the fourth quarter of 2022, the CAFC issued its opinion, reversing the grant of summary judgment of validity as to anticipation and obviousness, vacating the sanctions ruling, and remanding the case for retrial. The CAFC affirmed subject-matter eligibility and damages if liability is determined in the retrial. On remand, the trial court must reconsider the amount of sanctions consistent with the CAFC's instruction to limit sanctions to the late-disclosed tags. With continued evaluation of the matter and our defenses, as well as consultation with our outside counsel, we continue to believe that Adasa’s patent is invalid and that the sanctions are unreasonable. In addition, we believe that there are appealable grounds in the CAFC’s decision; as a result, we will seek U.S. Supreme Court review as the first of the potential next steps in the litigation process. As of December 31, 2022, we continue to evaluate our options and estimate a range of potential outcomes between approximately $5 million to $71 million. Based on our assessment, we concluded that the current reserve of $26.6 million is representative of the estimated liability taking into consideration the potential outcomes; as such, we did not record a change to the accrued liability.
Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses. If information were to become available that allowed us to reasonably estimate a range of potential expenses determined to be probable in an amount higher or lower than what we have accrued and determined such to be probable, we would adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters would be assessed as they arise; until then, a range of potential expenses for such resolution cannot be determined. Based upon current information, we believe that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.

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
As of December 31, 2022, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors. Because of the uncertainties associated with environmental assessment and remediation activities, our future expenses to remediate these sites could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses determined to be probable. If information were to become available that allowed us to reasonably estimate a range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our environmental liabilities accordingly. In addition, we may be identified as a PRP at additional sites in the future. The range of expenses for remediation of any future-identified sites would be addressed as they arise; until then, a range of expenses for such remediation cannot be determined.
The activity related to our environmental liabilities in 2022 and 2021 was as follows:

(In millions)	2022	2021
Balance at beginning of year	$21.9	$21.1
Charges, net of reversals	4.4	2.9
Payments	(2.0)	(2.1)
Balance at end of year	$24.3	$21.9
Approximately $9 million and $2 million, respectively, of this balance was classified as short-term and included in “Other current liabilities” in the Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022.
NOTE 9. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2022, were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$31.3	$22.6	$8.7	$—
Derivative assets	4.3	—	4.3	—
Bank drafts	3.2	3.2	—	—
Cross-currency swap	15.5	—	15.5	—
Liabilities
Derivative liabilities	$12.2	$.3	$11.9	$—
Contingent consideration liabilities	6.0	—	—	6.0

Assets and liabilities carried at fair value, measured on a recurring basis, as of January 1, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$33.9	$27.1	$6.8	$—
Derivative assets	7.1	.6	6.5	—
Bank drafts	14.1	14.1	—	—
Liabilities
Cross-currency swap	$10.3	$—	$10.3	$—
Derivative liabilities	3.6	—	3.6	—
Contingent consideration liabilities	7.6	—	—	7.6
Investments included fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using NAV. As of December 31, 2022, investments of $0.7 million and $30.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the Consolidated Balance Sheets. As of January 1, 2022, investments of $0.5 million and $33.4 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with certain acquisitions completed in 2022 and 2021, which are subject to the acquired companies achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified as Level 3. Activity related to contingent consideration in 2022 and 2021 were immaterial.
In addition to the investments described above, we hold venture investments that had a total carrying value of $70 million and $52 million as of December 31, 2022 and January 1, 2022, respectively, which was included in “Other assets” in the Consolidated Balance Sheets. We recognized net gains on our venture investments of $13.5 million, $23 million and $5.4 million in 2022, 2021 and 2020, respectively, in “Other expense (income), net” in the Consolidated Statements of Income.
NOTE 10. NET INCOME PER COMMON SHARE
Net income per common share was computed as follows:

(In millions, except per share amounts)	2022	2021	2020
(A) Net income	$757.1	$740.1	$555.9
(B) Weighted average number of common shares outstanding	81.6	82.9	83.4
Dilutive shares (additional common shares issuable under stock-based awards)	.6	.9	.7
(C) Weighted average number of common shares outstanding, assuming dilution	82.2	83.8	84.1
Net income per common share (A) ÷ (B)	$9.28	$8.93	$6.67
Net income per common share, assuming dilution (A) ÷ (C)	$9.21	$8.83	$6.61
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant in 2022, 2021 or 2020.
NOTE 11. SUPPLEMENTAL EQUITY AND COMPREHENSIVE INCOME INFORMATION
Common Stock and Share Repurchase Program
Our Amended and Restated Certificate of Incorporation authorizes five million shares of $1 par value preferred stock (of which no shares are outstanding), with respect to which our Board may fix the series and terms of issuance, and 400 million shares of $1 par value voting common stock.

From time to time, our Board authorizes the repurchase of shares of our outstanding common stock. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes. In 2022, we repurchased approximately 2.2 million shares of our common stock at an aggregate cost of $379.5 million. In 2021, we repurchased approximately 0.9 million shares of our common stock at an aggregate cost of $180.9 million.
In April 2022 our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. Shares of our common stock in the aggregate amount of $730 million as of December 31, 2022 remained authorized for repurchase under this Board authorization.
Treasury Shares Reissuance
We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for 2022 and 2021 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 2, 2021	$(248.1)	$(92.7)	$(8.8)	$(349.6)
Other comprehensive income (loss) before reclassifications, net of tax	30.7	27.9	5.4	64.0
Reclassifications to net income, net of tax	—	4.4	(1.7)	2.7
Net current-period other comprehensive income (loss), net of tax	30.7	32.3	3.7	66.7
Balance as of January 1, 2022	$(217.4)	$(60.4)	$(5.1)	$(282.9)
Other comprehensive income (loss) before reclassifications, net of tax	(96.6)	6.3	4.9	(85.4)
Reclassifications to net income, net of tax	—	2.8	1.5	4.3
Net current-period other comprehensive income (loss), net of tax	(96.6)	9.1	6.4	(81.1)
Balance as of December 31, 2022	$(314.0)	$(51.3)	$1.3	$(364.0)
The following table sets forth the income tax (benefit) expense allocated to each component of other comprehensive income (loss):

(In millions)	2022	2021	2020
Foreign currency translation:
Translation (loss) gain	$(7.0)	$(23.2)	$27.5
Pension and other postretirement benefits:
Net gain recognized from actuarial gain/loss and prior service cost/credit	.5	8.5	3.1
Reclassifications to net income	1.1	1.6	.9
Cash flow hedges:
Gains (losses) recognized on cash flow hedges	1.6	1.7	(2.3)
Reclassifications to net income	.4	(.5)	—
Income tax (benefit) expense allocated to components of other comprehensive income (loss)	$(3.4)	$(11.9)	$29.2

NOTE 12. LONG-TERM INCENTIVE COMPENSATION
Stock-Based Awards
Stock-Based Compensation
We grant our annual stock-based compensation awards to eligible employees in March and non-employee directors in May. Certain awards granted to retirement-eligible employees one year or more before their retirement date vest upon retirement; these awards are accounted for as fully vested one year from the date of grant.
Our 2017 Incentive Award Plan (the “Equity Plan”), a long-term incentive plan for employees and non-employee directors, allows us to grant stock-based compensation awards – including stock options, RSUs, PUs, MSUs and DSUs – or a combination of these and other awards. Under the Equity Plan, 5.4 million shares are available for issuance, and each full value award is counted as 1.5 shares for purposes of the number of shares authorized for issuance. Full value awards include RSUs, PUs and MSUs.
Stock-based compensation expense and the related recognized tax benefit were as follows:

(In millions)	2022	2021	2020
Stock-based compensation expense	$47.4	$37.2	$24.0
Tax benefit	6.7	4.6	2.9
This expense was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income.
As of December 31, 2022, we had approximately $61 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted average requisite service period of approximately two years.
Stock Options
Stock options may be granted to employees and non-employee directors at no less than 100% of the fair market value of our common stock on the date of the grant and generally vest ratably over a four-year period. Options expire ten years from the date of grant.
No stock options were granted in fiscal years 2022, 2021 or 2020.
The following table summarizes information related to stock options:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2022	142.0	$73.76	4.40	$20.3
Exercised	(.9)	40.33
Outstanding at December 31, 2022	141.1	$73.96	3.42	$15.1
Options vested and expected to vest at December 31, 2022	141.1	73.76	3.42	15.1
Options exercisable at December 31, 2022	141.1	$73.96	3.42	$15.1
The total intrinsic value of stock options exercised was $3.5 million in 2021 and $4 million in 2020. We received approximately $1 million in 2021 and $2 million in 2020 from the exercise of stock options. The tax benefit associated with these exercised options was $0.9 million in 2021 and $1 million in 2020. The stock option exercises in 2022 were immaterial. The intrinsic value of a stock option is based on the amount by which the market value of our stock exceeds the exercise price of the option.
Performance Units (“PUs”)
PUs are performance-based awards granted to eligible employees under the Equity Plan. PUs are payable in shares of our common stock at the end of a three- or four-year cliff vesting period provided that the designated performance objectives are achieved at the end of the period. Over the performance period, the estimated number of shares of our common stock issuable upon vesting is adjusted upward or downward based on the probability of achieving the performance objectives established for the award. The actual number of shares issued generally ranges from 0% to 200% of the target shares at the time of grant; however certain special PU awards can be issued up to 300% of the target shares at time of grant. The weighted average grant date fair value for PUs was $163.97, $191.86 and $115.07 in 2022, 2021 and 2020, respectively.

The following table summarizes information related to awarded PUs:

	Number of PUs (in thousands)	Weighted average grant-date fair value
Unvested at January 1, 2022	322.1	$127.33
Granted at target	159.7	163.97
Adjustment for above-target performance(1)	78.1	110.41
Vested	(182.7)	110.41
Forfeited/cancelled	(4.5)	152.27
Unvested at December 31, 2022	372.7	$147.45
(1)Reflects adjustments for the vesting of awards based on above-target performance for the 2019-2021 performance period.
The fair value of vested PUs was $20.2 million in 2022, $19.2 million in 2021 and $20.4 million in 2020.
Market-Leveraged Stock Units (“MSUs”)
MSUs are performance-based awards granted to eligible employees under our equity plans. MSUs are payable in shares of our common stock over a four-year period provided that the designated performance objective is achieved as of the end of each vesting period. MSUs accrue dividend equivalents during the vesting period, which are earned and paid only at vesting provided that, at a minimum, threshold-level performance is achieved. The number of shares earned is based upon our absolute total shareholder return at each vesting date and can range from 0% to 200% of the target amount of MSUs subject to vesting. Each of the four vesting periods represents one tranche of MSUs and the fair value of each of these four tranches was determined using the Monte-Carlo simulation model, which utilizes multiple input variables, including expected stock price volatility and other assumptions, to estimate the probability of achieving the performance objective established for the award. The weighted average grant date fair value for MSUs was $141.80, $216.06 and $94.55 in 2022, 2021 and 2020, respectively.
The following table summarizes information related to awarded MSUs:

	Number of MSUs (in thousands)	Weighted average grant- date fair value
Unvested at January 1, 2022	195.2	$143.16
Granted at target	100.5	141.80
Adjustments for above-target performance(1)	69.2	127.45
Vested	(153.0)	130.34
Forfeited/cancelled	(3.4)	149.91
Unvested at December 31, 2022	208.5	$145.86
(1)Reflects adjustments for the vesting of awards based on above-target performance for each of the tranches of awards vesting in 2022.
The fair value of vested MSUs was $19.9 million in 2022, $17.8 million in 2021 and $17.6 million in 2020.
Restricted Stock Units (“RSUs”)
RSUs are service-based awards granted to eligible employees and non-employee directors under our equity plans. RSUs granted to employees generally vest ratably over a period of three or four years. RSUs granted to non-employee directors generally vest in one year. The vesting of RSUs is subject to continued service through the applicable vesting date. If that condition is not met, unvested RSUs are generally forfeited. The weighted average grant date fair value for RSUs was $168.34, $196.26 and $111.71 in 2022, 2021 and 2020, respectively.

The following table summarizes information related to awarded RSUs:

	Number of RSUs (in thousands)	Weighted average grant-date fair value
Unvested at January 1, 2022	36.1	$139.82
Granted	44.6	168.34
Vested	(19.2)	146.32
Forfeited/cancelled	(1.7)	125.93
Unvested at December 31, 2022	59.8	$159.23
The fair value of vested RSUs was $2.8 million, $2.7 million and $3.8 million in 2022, 2021 and 2020, respectively.
Cash-Based Awards
Long-Term Incentive Units (“LTI Units”)
LTI Units are cash-based awards granted to employees under our long-term incentive unit plan. LTI Units are service-based awards that generally vest ratably over a four-year period. The settlement value equals the number of vested LTI Units multiplied by the average of the high and low market prices of our common stock on the vesting date. The compensation expense related to these awards is amortized on a straight-line basis and the fair value is remeasured using the estimated percentage of units expected to be earned multiplied by the average of the high and low market prices of our common stock at each quarter-end.
We also grant performance-based, cash-based awards in the form of performance and market-leveraged LTI Units to eligible employees. Performance LTI Units are payable in cash at the end of a three-year cliff vesting period provided that certain performance objectives are achieved at the end of the performance period. Market-leveraged LTI Units are payable in cash and vest ratably over a period of four years. The number of performance and market-leveraged LTI Units earned at vesting is adjusted upward or downward based upon the probability of achieving the performance objectives established for the respective award and the actual number of units issued can range from 0% to 200% of the designated target units subject to vesting. Performance and market-leveraged LTI Units are remeasured using the estimated percentage of units expected to be earned multiplied by the average of the high and low market prices of our common stock at each quarter-end over their respective performance periods. The compensation expense related to performance LTI Units is amortized on a straight-line basis over their respective performance periods. The compensation expense related to market-leveraged LTI Units is amortized on a graded-vesting basis over their respective performance periods.
The compensation expense related to LTI Units was $11.5 million in 2022, $21.3 million in 2021 and $13.8 million in 2020. This expense was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income. The total recognized tax benefit related to LTI Units was $2.7 million in 2022, $5.1 million in 2021 and $3.3 million in 2020.
NOTE 13. COST REDUCTION ACTIONS
Restructuring Charges
We have plans that provide eligible employees with severance benefits in the event of an involuntary termination. We calculate severance using the benefit formulas under the applicable plans. We record restructuring charges from qualifying cost reduction actions for severance and other exit costs (including asset impairment charges and lease and other contract cancellation costs) when they are probable and estimable.
2019/2020 Actions
During 2022, we recorded $7.3 million in restructuring charges, net of reversals, related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 830 positions and asset impairment charges at numerous locations across our company, reflecting actions in both our reportable segments. The actions in our Materials Group reportable segment were primarily associated with consolidations of its operations in North America and its graphics business in Europe, in part in response to COVID-19. The actions in our Solutions Group reportable segment were primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to COVID-19. During 2021, we recorded $13.3 million in restructuring charges, net of reversals, related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 360 positions, as well as asset impairment charges. Our activities related to our 2019/2020 actions began in the fourth quarter of fiscal year 2019 and continued through fiscal year 2022.
Accruals for severance and related costs and lease cancellation costs were included in “Other current liabilities” in the Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets, less selling costs, if applicable. Restructuring charges were included in “Other expense (income), net” in the Consolidated Statements of Income.
During 2022, restructuring charges and payments were as follows:

(In millions)	Accrual at January 1, 2022	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at December 31, 2022
2019/2020 Actions
Severance and related costs	$11.5	$7.2	$(13.4)	$—	$(.2)	$5.1
Asset impairment charges	—	.1	—	(.1)	—	—
Total	$11.5	$7.3	$(13.4)	$(.1)	$(.2)	$5.1
During 2021, restructuring charges and payments were as follows:

(In millions)	Accrual at January 2, 2021	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at January 1, 2022
2019/2020 Actions
Severance and related costs	$28.3	$10.3	$(26.2)	$—	$(.9)	$11.5
Asset impairment charges	—	2.4	—	(2.4)	—	—
Lease cancellation costs	—	.6	(.6)	—	—	—
2018/2019 Actions
Lease cancellation costs	.3	—	(.3)	—	—	—
Total	$28.6	$13.3	$(27.1)	$(2.4)	$(.9)	$11.5
The table below shows the total amount of restructuring charges incurred by reportable segment and Corporate.

(In millions)	2022	2021	2020
Restructuring charges by reportable segment and Corporate
Materials Group	$(1.0)	$5.0	$36.3
Solutions Group	7.9	7.6	18.7
Corporate	.8	1.0	.3
Total	$7.7	$13.6	$55.3
NOTE 14. TAXES BASED ON INCOME
Taxes based on income were as follows:

(In millions)	2022	2021	2020
Current:
U.S. federal tax	$29.4	$7.3	$1.1
State taxes	8.8	5.3	1.9
International taxes	177.7	229.9	168.5
	215.9	242.5	171.5
Deferred:
U.S. federal tax	5.8	(1.1)	5.0
State taxes	.9	(5.3)	1.6
International taxes	19.6	12.5	(.4)
	26.3	6.1	6.2
Provision for income taxes	$242.2	$248.6	$177.7

The principal items accounting for the difference between taxes computed at U.S. federal statutory rate and taxes recorded were as follows:

(In millions)	2022	2021	2020
Tax provision computed at U.S. federal statutory rate(1)	$209.9	$208.5	$154.8
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	11.8	4.5	6.9
Foreign earnings taxed at different rates(1)	55.3	75.4	51.4
GILTI high-tax exclusion election, net(2)	(11.9)	(22.8)	(12.5)
Valuation allowance	(5.0)	(4.8)	(3.3)
U.S. federal research and development tax credits	(6.5)	(6.2)	(6.2)
Tax contingencies and audit settlements	(4.3)	3.9	(5.5)
Other items, net	(7.1)	(9.9)	(7.9)
Provision for income taxes	$242.2	$248.6	$177.7

(1)	All years included certain U.S. international tax provisions and foreign earnings taxed in the U.S., net of credits.
(2)
In 2022, we recognized $11.9 million of benefit related to a GILTI exclusion election made on our 2021 U.S. federal tax return. In 2021, we recognized $14.1 million and $8.7 million of benefit related to GILTI exclusion elections made on our amended 2018 and originally filed 2020 U.S. federal tax returns, respectively. In 2020, we recognized $12.5 million of benefit related to a GILTI exclusion election we planned to make on our amended 2019 U.S. federal tax return.

Income before taxes from our U.S. and international operations was as follows:

(In millions)	2022	2021	2020
U.S.	$232.4	$88.0	$123.8
International	766.9	904.6	613.5
Income before taxes	$999.3	$992.6	$737.3
Our effective tax rate was 24.2%, 25.0% and 24.1% for fiscal years 2022, 2021 and 2020, respectively.
Our 2022 provision for income taxes included (i) $18.8 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”); (ii) $17.3 million of return-to-provision benefit, including $11.9 million related to a GILTI exclusion election and a lower net tax charge from other international inclusion items upon completion of our 2021 U.S. federal tax return, (iii) $4.3 million of net tax benefit primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years and the settlement of certain foreign tax audits; and (iv) a return-to-provision benefit from the interest portion of the Brazil indirect tax credit reclaimed in 2021 being adjudicated as non-taxable, pursuant to a Brazilian court decision.
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
Our 2021 provision for income taxes included (i) $28.5 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII; (ii) $14.1 million of return-to-provision benefit related to a GILTI exclusion election made on our amended 2018 U.S. federal tax return; and (iii) $11.3 million of return-to-provision benefit, including $8.7 million related to a GILTI exclusion election and a higher FDII deduction reflected on our 2020 U.S. federal tax return. Our 2021 provision for income taxes also included (i) net tax benefit primarily from the release of valuation allowance against certain deferred tax assets in the U.S. and foreign jurisdictions; (ii) net tax benefit primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years; and (iii) net tax charges related to the tax effects of outcomes of certain legal proceedings.
Our 2020 provision for income taxes included (i) $22.1 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII; (ii) a $12.5 million of return-to-provision benefit related to a GILTI exclusion election we planned to make on our 2019 amended U.S. federal tax return; and (iii) net tax benefit primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years, partially offset by increases in reserves from changes in judgment and additional interest and penalty accruals.

Deferred Taxes
Deferred taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

(In millions)	2022	2021
Accrued expenses not currently deductible	$32.3	$34.6
Net operating loss carryforwards	137.2	154.4
Tax credit carryforwards	9.7	34.6
Capitalized research expenses	38.6	23.7
Stock-based compensation	15.4	13.6
Pension and other postretirement benefits	31.5	38.8
Inventory reserve	15.6	14.7
Lease liabilities	33.2	42.5
Other assets	21.3	25.3
Valuation allowance	(59.4)	(70.1)
Total deferred tax assets(1)	275.4	312.1
Depreciation and amortization	(296.6)	(292.6)
Repatriation accrual	(12.0)	(16.2)
Foreign operating loss recapture	(3.2)	(3.4)
Lease assets	(33.8)	(43.8)
Total deferred tax liabilities(1)	(345.6)	(356.0)
Total net deferred tax assets (liabilities)	$(70.2)	$(43.9)
(1)Reflect gross amounts before jurisdictional netting of deferred tax assets and liabilities.
We assess the available positive and negative evidence to estimate if sufficient future taxable income is expected to be generated to use existing deferred tax assets. On the basis of our assessment, we record valuation allowances only with respect to the portion of the deferred tax asset that is not more-likely-than-not to be realized. Our assessment of the future realizability of our deferred tax assets relies heavily on our forecasted earnings in certain jurisdictions determined by the manner in which we operate our business and the relevant carryforward periods. Any changes to our operations may affect our assessment of deferred tax assets considered realizable if the positive evidence no longer outweighs the negative evidence.
Net operating loss carryforwards of foreign subsidiaries at December 31, 2022 and January 1, 2022 were $463 million and $508 million, respectively. Tax credit carryforwards of both domestic and foreign subsidiaries at December 31, 2022 and January 1, 2022 totaled $10 million and $35 million, respectively. If unused, foreign net operating losses and tax credit carryforwards will expire as follows:

(In millions)	Net Operating Losses(1)	Tax Credits
Year of Expiry
2023	$4.5	$.3
2024	2.6	.2
2025	2.9	.2
2026	7.2	.3
2027	4.1	.8
2028-2040	13.7	5.9
Indefinite life/no expiry	427.7	2.0
Total	$462.7	$9.7
(1)Net operating losses are presented before tax effects and valuation allowance.
Certain indefinite-lived foreign net operating losses may require decades to be fully utilized under our current business model.
At December 31, 2022, we had net operating loss carryforwards in certain states of $425 million before tax effects. Based on our estimates of future state taxable income, it is more-likely-than-not that the majority of these carryforwards will not be realized before they expire. Accordingly, a valuation allowance has been recorded on $380 million of these carryforwards.

As of December 31, 2022, our provision for income taxes did not materially benefit from applicable tax holidays in foreign jurisdictions.
Unrecognized Tax Benefits
As of December 31, 2022, our unrecognized tax benefits totaled $70 million, $65 million of which, if recognized, would reduce our annual effective income tax rate. As of January 1, 2022, our unrecognized tax benefits totaled $74 million, $68 million of which, if recognized, would reduce our annual effective income tax rate.
Where applicable, we accrue potential interest and penalties related to unrecognized tax benefits in income tax expense. The interest and penalties we recognized during fiscal years 2022, 2021 and 2020 were not material, individually or in aggregate, to the Consolidated Statements of Income. We have accrued balances of $16 million and $19 million for interest and penalties, net of tax benefit, in the Consolidated Balance Sheets at December 31, 2022 and January 1, 2022, respectively.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is set forth below.

(In millions)	2022	2021
Balance at beginning of year	$74.0	$72.0
Additions for tax positions of current year	6.6	9.1
Additions (reductions) for tax positions of prior years, net	(2.2)	1.2
Settlements with tax authorities	(1.1)	(1.1)
Expirations of statutes of limitations	(4.8)	(5.2)
Changes due to translation of foreign currencies	(3.0)	(2.0)
Balance at end of year	$69.5	$74.0
It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $6 million, primarily as a result of closing tax years.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. We believe we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our tax provision for income taxes and the related liabilities. To date, we and our U.S. subsidiaries have completed the IRS’ Compliance Assurance Process through 2018. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
NOTE 15. SEGMENT AND DISAGGREGATED REVENUE INFORMATION
Segment Reporting
We have the following reportable segments:
•Materials Group – manufactures and sells pressure-sensitive label materials, films for graphic and reflective products, performance tapes and other adhesive products for industrial, medical and other applications, as well as fastener solutions.
•Solutions Group – designs, manufactures and sells a wide variety of branding and information solutions, including brand and price tickets, tags and labels (including RFID inlays), and related services, supplies and equipment.
Intersegment sales are recorded at or near market prices and are eliminated in determining consolidated sales. We evaluate our performance based on income from operations before interest expense and taxes. Corporate expense is excluded from the computation of income from operations for the segments.
We do not disclose total assets by reportable segment since we neither generate nor review that information internally. As our reporting structure is neither organized nor reviewed internally by country, results by individual country are not provided.

Disaggregated Revenue Information
Disaggregated revenue information is shown below in the manner that best reflects how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenue from our Materials Group reportable segment is attributed to geographic areas based on the location from which products are shipped. Revenue from our Solutions Group reportable segment is shown by product group.

(In millions)	2022	2021	2020
Net sales to unaffiliated customers
Materials Group(1):
U.S.	$1,892.1	$1,736.4	$1,504.5
Europe	2,396.2	2,261.1	1,952.8
Asia	1,390.3	1,471.1	1,245.3
Latin America	470.1	408.6	350.9
Other international	346.4	329.3	287.1
Total Materials Group	6,495.1	6,206.5	5,340.6
Solutions Group:
Apparel	1,851.2	1,839.1	1,432.3
Identification Solutions and Vestcom	693.0	362.7	198.6
Total Solutions Group	2,544.2	2,201.8	1,630.9
Net sales to unaffiliated customers	$9,039.3	$8,408.3	$6,971.5

(1)	Previously reported segment results have been recast to reflect our new operating structure.
Revenue from our Materials Group reportable segment by product group is shown below.

(In millions)	2022	2021	2020
Net sales to unaffiliated customers
Materials Group:
Labels, graphics and reflectives	$5,725.7	$5,430.4	$4,715.1
Tapes and adhesives	696.3	703.4	565.9
Other	73.1	72.7	59.6
Total Materials Group	$6,495.1	$6,206.5	$5,340.6
Our total company revenue by geographic area is shown below. Revenue is attributed to geographic areas based on the location from which products are shipped.

(In millions)	2022	2021	2020
Net sales to unaffiliated customers
U.S.	$2,565.9	$2,065.2	$1,683.6
Europe	2,683.6	2,541.4	2,164.7
Asia	2,817.2	2,914.5	2,378.5
Latin America	605.7	537.6	440.3
Other international	366.9	349.6	304.4
Net sales to unaffiliated customers	$9,039.3	$8,408.3	$6,971.5
Net sales to unaffiliated customers in Asia included sales in China (including Hong Kong) of $1.50 billion in 2022, $1.68 billion in 2021 and $1.31 billion in 2020.
No single customer represented 10% or more of our net sales in year-end 2022, 2021 or 2020. During 2022, 2021 and 2020, our ten largest customers by net sales in the aggregate represented approximately 16%, 16% and 17% of our net sales, respectively.

Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

(In millions)	2022	2021	2020
Intersegment sales
Materials Group(1)	$137.1	$105.8	$81.9
Solutions Group	37.4	37.3	27.5
Intersegment sales	$174.5	$143.1	$109.4
Income before taxes
Materials Group(1)	$859.3	$883.3	$747.0
Solutions Group	302.3	257.2	144.7
Corporate expense	(87.6)	(81.8)	(82.5)
Interest expense	(84.1)	(70.2)	(70.0)
Other non-operating expense (income), net	9.4	4.1	(1.9)
Income before taxes	$999.3	$992.6	$737.3
Capital expenditures(2)(3)
Materials Group(1)	$153.5	$170.3	$104.6
Solutions Group	144.0	96.3	101.6
Capital expenditures	$297.5	$266.6	$206.2
Depreciation and amortization expense(2)
Materials Group(1)	$135.8	$141.9	$133.7
Solutions Group	154.9	102.2	71.6
Depreciation and amortization expense	$290.7	$244.1	$205.3
Other expense (income), net by reportable segment
Materials Group(1)	$(13.4)	$(25.7)	$30.6
Solutions Group	7.8	36.6	22.7
Corporate	5.0	(5.3)	.3
Other expense (income), net	$(.6)	$5.6	$53.6

(1)	Previously reported segment results have been recast to reflect our new operating structure.
(2)	Corporate capital expenditures and depreciation and amortization expense are allocated to the reportable segments based on their percentage of consolidated net sales.
(3)	Capital expenditures for property, plant and equipment included accruals.

Other expense (income), net by type were as follows:

(In millions)	2022	2021	2020
Other expense (income), net by type
Restructuring charges:
Severance and related costs	$7.6	$10.5	$49.1
Asset impairment charges and lease cancellation costs	.1	3.1	6.2
Other items:
Transaction and related costs	.3	20.9	4.2
Outcomes of legal proceedings, net(1)	6.3	(.4)	—
Gain on venture investments, net	(13.5)	(23.0)	(5.4)
(Gain) loss on sales of assets, net	(1.4)	.2	(.5)
Gain on sale of product line	—	(5.7)	—
Other expense (income), net	$(.6)	$5.6	$53.6

(1)
Amount for 2021 included an indirect tax credit based on a Brazilian Federal Supreme Court ruling in the amount of $29.1 million, partially offset by a contingent liability related to a patent infringement lawsuit in the amount of $26.6 million. Refer to Note 8, “Contingencies” for more information regarding the patent infringement lawsuit.

Property, plant and equipment, net, in our U.S. and international operations were as follows:

(In millions)	2022	2021	2020
Property, plant and equipment, net
U.S.	$589.0	$524.0	$403.1
International	951.2	953.7	940.6
Property, plant and equipment, net	$1,540.2	$1,477.7	$1,343.7
Property, plant and equipment, net, located in China (including Hong Kong) was approximately $259 million in 2022, $290 million in 2021 and $297 million in 2020.
NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION
Inventories
Inventories at year-end were as follows:

(In millions)	2022	2021
Raw materials	$457.6	$393.6
Work-in-progress	255.1	233.1
Finished goods	297.2	280.5
Inventories	$1,009.9	$907.2
Property, Plant and Equipment, Net
Major classes of property, plant and equipment, stated at cost, at year-end were as follows:

(In millions)	2022	2021
Land	$29.3	$28.6
Buildings and improvements	781.0	777.6
Machinery and equipment	2,667.8	2,582.2
Construction-in-progress	269.6	237.8
Property, plant and equipment	3,747.7	3,626.2
Accumulated depreciation	(2,207.5)	(2,148.5)
Property, plant and equipment, net	$1,540.2	$1,477.7
Software
Capitalized software costs at year-end were as follows:

(In millions)	2022	2021
Cost	$390.6	$403.9
Accumulated amortization	(282.3)	(280.6)
Software, net	$108.3	$123.3
Software amortization expense was $29.5 million in 2022, $30.1 million in 2021 and $29.0 million in 2020.
Allowance for Credit Losses
Given the short-term nature of trade receivables, our allowance for credit losses is based on the financial condition of customers, the aging of receivable balances, our historical collections experience, and current and expected future macroeconomic and market conditions, including as a result of COVID-19. Balances are written off in the period in which they are determined to be uncollectible.

The activity related to our allowance for credit losses was as follows:

(In millions)	2022	2021
Balance at beginning of year	$33.0	$44.6
Provision for (reversal of) credit losses	6.9	(4.7)
Amounts written off	(4.3)	(7.7)
Other, including foreign currency translation	(1.2)	.8
Balance at end of year	$34.4	$33.0
The provision for credit losses was $20.3 million in 2020 and reflected impacts on customers as a result of COVID-19.
Research and Development
Research and development expense, which is included in “Marketing, general and administrative expense” in the Consolidated Statements of Income, was as follows:

(In millions)	2022	2021	2020
Research and development expense	$136.1	$136.6	$112.8
Supplemental Cash Flow Information
Cash paid for interest and income taxes was as follows:

(In millions)	2022	2021	2020
Interest	$80.9	$62.8	$69.6
Income taxes, net of refunds	204.8	253.4	203.4
Foreign Currency Effects
Gains and losses resulting from foreign currency transactions are included in income in the period incurred. Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency), including hedging impacts, were not material in 2022, 2021 or 2020.
Deferred Revenue
Deferred revenue primarily relates to constrained variable consideration on supply agreements for sales of products, as well as to payments received in advance of performance under a contract. Deferred revenue is recognized as revenue as or when we perform under a contract.
The following table shows the amounts and balance sheet locations of deferred revenue as of December 31, 2022 and January 1, 2022:

(In millions)	December 31, 2022	January 1, 2022
Other current liabilities	$22.2	$24.7
Long-term retirement benefits and other liabilities	2.1	1.9
Total deferred revenue	$24.3	$26.6
Revenue recognized from amounts included in deferred revenue as of January 1, 2022 was $23.5 million in 2022. Revenue recognized from amounts included in deferred revenue as of January 2, 2021 was $18.4 million in 2021. Revenue recognized from amounts included in deferred revenue as of December 28, 2019 was $12.0 million in 2020. This revenue was included in “Net sales” in the Consolidated Statements of Income.

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
Management’s Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in Item 8 of this Report.
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
Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and corporate governance required by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 27, 2023 (our “2023 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers required by this Item appears, in part, as referenced below. If applicable, information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our 2023 Proxy Statement.
The information required by this Item concerning our Audit and Finance Committee is incorporated by reference from our 2023 Proxy Statement.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS(1)

Name and Position	Age	Executive Officer Since	Former Positions within Past Five Years/ Officer Positions with Avery Dennison
Mitchell R. Butier Chairman and Chief Executive Officer	51	March 2007	2019-2022	Chairman, President and Chief Executive Officer
			2016-2019	President and Chief Executive Officer
			2015-2016	President and Chief Operating Officer
			2014-2015	President, Chief Operating Officer and Chief Financial Officer
			2010-2014	Senior Vice President and Chief Financial Officer
			2007-2010	Vice President, Global Finance and Chief Accounting Officer

Deon Stander President and Chief Operating Officer	54	August 2016	2015-2022	Vice President and General Manager, RBIS
			2013-2015	Vice President and General Manager, Global Commercial and Innovation, RBIS
			2010-2012	Vice President and General Manager, Global Commercial, RBIS

Gregory S. Lovins Senior Vice President and Chief Financial Officer	50	March 2017	2017	Vice President and Interim Chief Financial Officer
			2016-2017	Vice President and Treasurer
			2011-2016	Vice President, Global Finance, Materials Group

Deena Baker-Nel Senior Vice President and Chief Human Resources Officer	52	September 2020	2020-2022	Vice President and Chief Human Resources Officer
			2018-2020	Vice President, Human Resources, LGM
			2015-2018	Vice President, Human Resources, RBIS

Lori J. Bondar Vice President, Controller, Treasurer and Chief Accounting Officer	62	June 2010	2010-2020	Vice President, Controller and Chief Accounting Officer
			2008-2010	Vice President and Controller

Nicholas Colisto Senior Vice President and Chief Information Officer	56	September 2020	2018-2022	Vice President and Chief Information Officer
			2012-2018	Senior Vice President and Chief Information Officer, Xylem Inc.

Ignacio Walker Senior Vice President and Chief Legal Officer	46	September 2020	2020-2022	Vice President and Chief Legal Officer
			2020	Vice President and Assistant General Counsel, Americas
			2018-2019	Vice President and Assistant General Counsel
			2013-2017	Vice President and Assistant General Counsel, RBIS
______________________
(1)Executive officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.

Item 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

PART IV
Item 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedule and Exhibits
(1)Financial statements filed as part of this report are listed on the accompanying Index to Financial Statements.
(2) All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
(3)Exhibits filed as a part of this report are listed on the accompanying Exhibit Index. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such on the Exhibit Index.
(b)The exhibits required to be filed by Item 601 of Regulation S-K are set forth on the accompanying Exhibit Index.
AVERY DENNISON CORPORATION
EXHIBIT INDEX
For the Year Ended December 31, 2022

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

2.1	Agreement and Plan of Merger, dated as of July 27, 2021, by and among Registrant, CB Velocity Holdings, LLC, Lobo Merger Sub, LLC and Charlesbank Equity Fund VIII, Limited Partnership, as unitholder representative	2.1	Current Report on Form 8-K, filed July 30, 2021

3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011

3.1(ii)	Amended and Restated Bylaws, effective as of February 24, 2022	3.1(ii)	Current Report on Form 8-K, filed February 23, 2022

4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “1991 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

4.3	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995

4.4	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee (the “2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

4.5	Officers’ Certificate establishing Securities entitled “6.000% Notes due 2033” under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003

4.6	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

4.7	Indenture, dated as of November 20, 2007, between Registrant and Bank of New York	4.2	Current Report on Form 8-K, filed November 20, 2007

4.8	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013

4.9	Form of 3.35% Senior Notes due 2023	4.2	Current Report on Form 8-K, filed April 8, 2013

4.10	Fourth Supplemental Indenture, dated as of March 3, 2017, between Registrant and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”) as Trustee (including Form of 1.250% Senior Notes due 2025 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 3, 2017

4.11	Fifth Supplemental Indenture, dated as of December 6, 2018, between Registrant and BNY Mellon, as Trustee (including Form of 4.875% Senior Notes due 2028 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed December 6, 2018

4.12	Sixth Supplemental Indenture, dated as of March 11, 2020, between Registrant and BNY Mellon, as Trustee (including Form of 2.650% Senior Notes due 2030 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 11, 2020

4.13	Seventh Supplemental Indenture, dated as of August 18, 2021, between Registrant and BNY Mellon, as Trustee (including Form of 0.850% Senior Notes due 2024 on Exhibit A thereto)	4.2	Current Report on Form 8-K filed on August 18, 2021

4.14	Eighth Supplemental Indenture, dated as of August 18, 2021, between Registrant and BNY Mellon, as Trustee (including Form of 2.250% Senior Notes due 2032 on Exhibit A thereto)	4.3	Current Report on Form 8-K filed on August 18, 2021

4.15	Description of Securities	4.15	2020 Annual Report on Form 10-K, filed February 25, 2021

10.1	Amendment No. 2 to Credit Agreement, dated as of January 24, 2023, by and among Avery Dennison Corporation, a Delaware corporation, as the borrower, Bank of America, N.A., as the administrative agent, and the other lenders party thereto.	10.1	Current Report on Form 8-K, filed January 30, 2023

10.2*	Amended and Restated Supplemental Executive Retirement Plan (“SERP”)	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009

10.3*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995

10.4*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.5*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011

10.6*	Amended and Restated Stock Option and Incentive Plan (“Equity Plan”)	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012

10.7*	First Amendment to Equity Plan	10.20	2014 Annual Report on Form 10-K, filed February 25, 2015

10.8*	2017 Incentive Award Plan (“2017 Plan”)	B	2017 Proxy Statement on Schedule 14A, filed March 10, 2017

10.9*	Amended and Restated Annual Incentive Plan	10.1	Quarterly Report on Form 10-Q, filed May 1, 2020

10.10*	Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995

10.11*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.12*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

10.13*	2005 Executive Variable Deferred Retirement Plan, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013

10.14*	Amended and Restated Key Executive Change of Control Severance Plan	10.4	Quarterly Report on Form 10-Q, filed May 1, 2020

10.15*	Amended and Restated Executive Severance Plan	10.3	Quarterly Report on Form 10-Q, filed May 1, 2020

10.16*	Form of Executive Severance Agreement	10.19	2020 Annual Report on Form 10-K, filed February 25, 2021

10.17*	Amended and Restated Long-Term Incentive Unit Plan (“LTI Unit Plan”)	10.2	Quarterly Report on Form 10-Q, filed May 1, 2020

10.18*	Form of Restricted Stock Unit Agreement under Equity Plan	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014

10.19*	Form of Performance Unit Agreement under Equity Plan	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014

10.20*	Form of Market-Leveraged Stock Unit Agreement under Equity Plan	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014

10.21*	Form of Long-Term Incentive Unit Agreement under LTI Unit Plan	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

10.22*	Form of Director Restricted Stock Unit Agreement under 2017 Plan	10.2	Quarterly Report on Form 10-Q, filed August 1, 2017

10.23*	Form of Employee Market-Leveraged Stock Unit Agreement under 2017 Plan	10.3	Quarterly Report on Form 10-Q, filed August 1, 2017

10.24*	Form of Employee Performance Unit Agreement under 2017 Plan	10.4	Quarterly Report on Form 10-Q, filed August 1, 2017

10.25*	Form of Employee Restricted Stock Unit Agreement under 2017 Plan	10.5	Quarterly Report on Form 10-Q, filed August 1, 2017

10.26*	Form of Employee Non-Qualified Stock Option Agreement under 2017 Plan	10.6	Quarterly Report on Form 10-Q, filed August 1, 2017

10.27*	Offer Letter to Mitchell Butier	10.2	Quarterly Report on Form 10-Q, filed May 3, 2016

10.28*	Offer Letter to Gregory Lovins	10.1	Quarterly Report on Form 10-Q, filed August 1, 2017

10.29*	Offer Letter to Deena Baker-Nel	10.1	Quarterly Report on Form 10-Q, filed May 3, 2022

10.30*	Offer Letter to Ignacio Walker	10.2	Quarterly Report on Form 10-Q, filed May 3, 2022

10.31*	Offer Letter to Deon Stander	10.3	Quarterly Report on Form 10-Q, filed May 3, 2022

21†	List of Subsidiaries	N/A	N/A

23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A

24†	Power of Attorney (see Signatures – Power of Attorney)	N/A	N/A

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
101.INS†††	Inline XBRL Instance Filing – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	N/A	N/A

101.SCH†††	Inline XBRL Extension Schema Filing	N/A	N/A

101.CAL†††	Inline XBRL Extension Calculation Linkbase Filing	N/A	N/A

101.DEF†††	Inline XBRL Extension Definition Linkbase Filing	N/A	N/A

101.LAB†††	Inline XBRL Extension Label Linkbase Filing	N/A	N/A

101.PRE†††	Inline XBRL Extension Presentation Linkbase Filing	N/A	N/A

104†††	Inline XBRL for the cover page of this Annual Report on Form 10-K, included as part of the Exhibit 101 inline XBRL document set
______________________

(1)	Unless otherwise noted, the File Number for all filings is File No. 1-7685.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†	Filed herewith.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†††	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
Item 16.     FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

By:	/s/ Gregory S. Lovins
Gregory S. Lovins
Senior Vice President and Chief Financial Officer
Dated: February 22, 2023

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

Signature	Title	Date

/s/ Mitchell R. Butier	Chairman and Chief Executive Officer	February 22, 2023
Mitchell R. Butier

/s/ Gregory S. Lovins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2023
Gregory S. Lovins

/s/ Lori J. Bondar	Vice President, Controller, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
Lori J. Bondar

/s/ Bradley A. Alford	Director	February 22, 2023
Bradley A. Alford

/s/ Anthony K. Anderson	Director	February 22, 2023
Anthony K. Anderson

/s/ Ken C. Hicks	Director	February 22, 2023
Ken C. Hicks

/s/ Andres A. Lopez	Director	February 22, 2023
Andres A. Lopez

/s/ Patrick T. Siewert	Director	February 22, 2023
Patrick T. Siewert

/s/ Julia A. Stewart	Director	February 22, 2023
Julia A. Stewart

/s/ Martha N. Sullivan	Director	February 22, 2023
Martha N. Sullivan

/s/ William R. Wagner	Director	February 22, 2023
William R. Wagner