Form 10-Q
period 2023-04-01
Avery Dennison Corp
filed 2023-05-02
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of April 29, 2023: 80,728,286

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2023 QUARTERLY REPORT ON FORM 10-Q

Safe Harbor Statement
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events that may or may not occur. Words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or variations thereof, and other expressions that refer to future events and trends, identify forward-looking statements. These forward-looking statements, as well as financial or other business goals or targets, are subject to certain risks and uncertainties, which could cause our actual results to differ materially from the expected results, performance or achievements expressed or implied by such forward-looking statements.
We believe that the most significant risk factors that could affect our financial performance in the near term include: (i) the impacts to underlying demand for our products from global economic conditions, political uncertainty and changes in environmental standards and governmental regulations; (ii) the cost and availability of raw materials; (iii) competitors’ actions, including pricing, expansion in key markets and product offerings; (iv) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; (v) foreign currency fluctuations; and (vi) the execution and integration of acquisitions.
The more significant risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K filed on February 22, 2023. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations – worldwide and local economic and market conditions; changes in political conditions, including those related to China and those related to the Russian invasion of Ukraine; and fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, environmental standards, laws and regulations, and customer preferences; the impact of competitive products and pricing; execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; financial condition of distributors; outsourced manufacturers; product and service quality; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; successful implementation of new manufacturing technologies and installation of manufacturing equipment; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; collection of receivables from customers; and our environmental, social and governance practices
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; and the realization of deferred tax assets
•Information Technology – disruptions in information technology systems or data security breaches, including cyber-attacks or other intrusions to network security; and successful installation of new or upgraded information technology systems
•Human Capital – recruitment and retention of employees and collective labor arrangements
•Our Indebtedness – credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest rates; volatility of financial markets; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of intellectual property; impact of legal and regulatory proceedings, including with respect to environmental, anti-corruption, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the date of this Form 10-Q. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$351.3	$167.2
Trade accounts receivable, less allowances of $33.9 and $34.4 at April 1, 2023 and December 31, 2022, respectively	1,369.1	1,374.4
Inventories	1,050.6	1,009.9
Other current assets	218.2	230.5
Total current assets	2,989.2	2,782.0
Property, plant and equipment, net	1,565.6	1,540.2
Goodwill	1,887.5	1,862.4
Other intangibles resulting from business acquisitions, net	833.1	840.3
Deferred tax assets	118.3	115.1
Other assets	828.6	810.5
	$8,222.3	$7,950.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$648.3	$598.6
Accounts payable	1,236.2	1,339.3
Accrued payroll and employee benefits	188.0	228.5
Other current liabilities	571.2	633.4
Total current liabilities	2,643.7	2,799.8
Long-term debt and finance leases	2,910.8	2,503.5
Long-term retirement benefits and other liabilities	367.5	367.1
Deferred tax liabilities and income taxes payable	257.4	247.9
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at April 1, 2023 and December 31, 2022; issued – 124,126,624 shares at April 1, 2023 and December 31, 2022; outstanding – 80,833,507 shares and 80,810,016 shares at April 1, 2023 and December 31, 2022, respectively	124.1	124.1
Capital in excess of par value	850.8	879.3
Retained earnings	4,486.4	4,414.6
Treasury stock at cost, 43,293,117 shares and 43,316,608 shares at April 1, 2023 and December 31, 2022, respectively	(3,057.4)	(3,021.8)
Accumulated other comprehensive loss	(361.0)	(364.0)
Total shareholders’ equity	2,042.9	2,032.2
	$8,222.3	$7,950.5
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 1, 2023	April 2, 2022
Net sales	$2,065.0	$2,349.3
Cost of products sold	1,522.7	1,708.0
Gross profit	542.3	641.3
Marketing, general and administrative expense	334.4	355.0
Other expense (income), net	17.8	(1.6)
Interest expense	26.4	19.6
Other non-operating expense (income), net	(4.6)	(1.4)
Income before taxes	168.3	269.7
Provision for income taxes	47.1	71.5
Net income	$121.2	$198.2

Per share amounts:
Net income per common share	$1.50	$2.41
Net income per common share, assuming dilution	$1.49	$2.39

Weighted average number of shares outstanding:
Common shares	80.9	82.4
Common shares, assuming dilution	81.5	83.0
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Net income	$121.2	$198.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	.4	20.3
Pension and other postretirement benefits	(.2)	.8
Cash flow hedges	2.8	1.8
Other comprehensive income, net of tax	3.0	22.9
Total comprehensive income, net of tax	$124.2	$221.1
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Operating Activities
Net income	$121.2	$198.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44.8	43.8
Amortization	27.5	28.2
Provision for credit losses and sales returns	10.6	16.1
Stock-based compensation	10.5	11.1
Deferred taxes and other non-cash taxes	(4.5)	1.9
Other non-cash expense and loss (income and gain), net	10.1	6.5
Changes in assets and liabilities and other adjustments	(218.3)	(179.6)
Net cash provided by operating activities	1.9	126.2

Investing Activities
Purchases of property, plant and equipment	(64.5)	(49.7)
Purchases of software and other deferred charges	(5.3)	(5.6)
Proceeds from sales of property, plant and equipment	.2	.3
Proceeds from insurance and sales (purchases) of investments, net	(3.5)	1.8
Payments for acquisitions, net of cash acquired, and venture investments	(43.5)	(33.4)
Net cash used in investing activities	(116.6)	(86.6)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	42.9	179.4
Additional long-term borrowings	394.9	—
Repayments of long-term debt and finance leases	(1.4)	(1.9)
Dividends paid	(60.8)	(56.2)
Share repurchases	(50.7)	(151.5)
Net (tax withholding) proceeds related to stock-based compensation	(23.6)	(24.9)
Other	(1.5)	—
Net cash provided by (used in) financing activities	299.8	(55.1)

Effect of foreign currency translation on cash balances	(1.0)	(.1)
Increase (decrease) in cash and cash equivalents	184.1	(15.6)
Cash and cash equivalents, beginning of year	167.2	162.7
Cash and cash equivalents, end of period	$351.3	$147.1
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
The unaudited Condensed Consolidated Financial Statements and related notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and related notes in our 2022 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. These unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of future results. These unaudited Condensed Consolidated Financial Statements reflect our current estimates and assumptions affecting (i) our reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and (ii) our reported amounts of sales and expenses during the reporting periods presented.
Fiscal Periods
The three months ended April 1, 2023 and April 2, 2022 each consisted of a thirteen-week period.
Accounting Guidance Update
Supplier Finance Programs
In the first quarter of 2023, we adopted accounting guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the programs' nature, activity during the period, changes from period to period and potential magnitude. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the provision on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. See Note 13, “Supplemental Financial Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Note 2. Acquisitions
Subsequent to the end of the first quarter of 2023, in April 2023, we entered into an agreement to acquire LG Group, Inc. ("Lion Brothers"), a Maryland-based designer and manufacturer of apparel brand embellishments. We believe this acquisition will expand the product portfolio in our Solutions Group reportable segment. We expect to complete this acquisition in the second quarter of 2023.
On March 6, 2023, we completed our business acquisition of Thermopatch, Inc. ("Thermopatch"), a New York-based manufacturer specializing in labeling, embellishments and transfers for the sports, industrial laundry, workwear and hospitality industries. We believe this acquisition will expand the product portfolio in our Solutions Group reportable segment. The purchase consideration for this acquisition was approximately $44 million, which we funded using cash and commercial paper borrowings.
The final allocation of Thermopatch purchase consideration to assets and liabilities is ongoing as we continue to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from the acquisition date). Consistent with the allowable time to complete our assessment, the valuation of certain acquired assets and liabilities, including tangible and intangible assets, environmental liabilities and income taxes, is currently pending finalization.
The Thermopatch acquisition was not material to the unaudited Condensed Consolidated Financial Statements.
Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the three months ended April 1, 2023 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 31, 2022	$618.7	$1,243.7	$1,862.4
Acquisitions(1)	—	16.8	16.8
Translation adjustments	7.8	.5	8.3
Goodwill as of April 1, 2023	$626.5	$1,261.0	$1,887.5
(1) Goodwill acquired related to the acquisition of Thermopatch. We expect the recognized goodwill related to this acquisition to be partially deductible for income tax purposes.
In connection with the Thermopatch acquisition, we acquired approximately $11 million of identifiable finite-lived intangible assets, which consisted of customer relationships and trade names and trademarks.
Amortization expense for all finite-lived intangible assets resulting from business acquisitions was $20.5 million for both the three months ended April 1, 2023 and April 2, 2022.

Avery Dennison Corporation
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2023 and for each of the next four fiscal years and thereafter is shown below. These amounts include the effects of the acquisition of Thermopatch.

(In millions)	Estimated Amortization Expense
2023 (remainder of year)	$61.5
2024	80.5
2025	79.7
2026	76.8
2027	71.5
2028 and thereafter	308.1
Note 4. Debt
In March 2023, we issued $400 million of senior notes, due March 15, 2033, which bear an interest rate of 5.750% per year, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $394.9 million, which we used to repay both existing indebtedness under our commercial paper programs and the $250 million aggregate principal amount of senior notes that matured on April 15, 2023.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.35 billion at April 1, 2023 and $2.85 billion at December 31, 2022. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
In January 2023, we extended the maturity date of our revolving credit facility (the “Revolver”) by one year to February 13, 2026 and increased the commitments by $400 million, from $800 million to $1.20 billion. Additionally, we amended the Revolver to replace the LIBOR benchmark interest rate with Term SOFR, Euribor and SONIA benchmark interest rates. The Revolver contains a financial covenant requiring that we maintain a specified ratio of total debt in relation to a certain measure of income. As of both April 1, 2023 and December 31, 2022, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of April 1, 2023 or December 31, 2022.
Note 5. Cost Reduction Actions
2023 Actions
During the three months ended April 1, 2023, we recorded $18.6 million in restructuring charges related to our 2023 actions. These charges consisted of severance and related costs for the reduction of approximately 340 positions at numerous locations across our company. These actions, which were primarily taken in our Materials Group reportable segment, largely related to headcount reductions.
During the three months ended April 1, 2023, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2022	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at April 1, 2023
2023 Actions
Severance and related costs	$—	$18.1	$(7.2)	$—	$—	$10.9
Asset impairment charges	—	.5	—	(.5)	—	—

2019/2020 Actions
Severance and related costs	5.1	(1.0)	(3.9)	—	—	.2
Total	$5.1	$17.6	$(11.1)	$(.5)	$—	$11.1
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

Avery Dennison Corporation
The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$14.3	$.5
Solutions Group	3.4	.4
Corporate	(.1)	—
Total	$17.6	$.9
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
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $14.2 million and $15.5 million as of April 1, 2023 and December 31, 2022, respectively, which was included in "Other Assets" in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 10, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap to earnings during the three months ended April 1, 2023 or April 2, 2022.
Note 7. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended
(Dollars in millions)	April 1, 2023	April 2, 2022
Income before taxes	$168.3	$269.7
Provision for income taxes	47.1	71.5
Effective tax rate	28.0%	26.5%
Our provision for income taxes for the three months ended April 1, 2023 included a net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries after benefiting from the current year exclusion election as well as the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for the three months ended April 1, 2023 was also adversely affected by higher non-deductible expenses primarily driven by foreign currency and interest rate fluctuations, as well as lower tax incentives in certain foreign jurisdictions.
In 2020, the U.S. Department of Treasury issued final regulations that provide certain U.S. taxpayers with an annual election to exclude certain foreign income subject to a high effective tax rate from their GILTI inclusions. We reflected the benefit related to a GILTI exclusion election we plan to make for tax year 2023, but we have yet to determine whether to make the election for tax year 2022. We continue to evaluate the impact of the election and currently anticipate that the benefit from making this election on our 2022 U.S. federal tax return may be significant.
Our provision for income taxes for the three months ended April 2, 2022 included $6.6 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which

Avery Dennison Corporation
may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision for income taxes and the related liabilities. To date, we and our U.S. subsidiaries have completed the Internal Revenue Service's Compliance Assurance Process through 2018. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $7 million, primarily as a result of closing tax years.
Note 8. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended
(In millions, except per share amounts)	April 1, 2023	April 2, 2022
(A)Net income	$121.2	$198.2
(B)Weighted average number of common shares outstanding	80.9	82.4
Dilutive shares (additional common shares issuable under stock-based awards)	.6	.6
(C) Weighted average number of common shares outstanding, assuming dilution	81.5	83.0
Net income per common share: (A) ÷ (B)	$1.50	$2.41
Net income per common share, assuming dilution: (A) ÷ (C)	$1.49	$2.39
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from this computation were not significant for the three months ended April 1, 2023 or April 2, 2022.

Avery Dennison Corporation
Note 9. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Common stock issued, $1 par value per share	$124.1	$124.1
Capital in excess of par value
Beginning balance	$879.3	$862.3
Issuance of shares under stock-based compensation plans(1)	(28.5)	(17.7)
Ending balance	$850.8	$844.6
Retained earnings
Beginning balance	$4,414.6	$3,880.7
Net income	121.2	198.2
Issuance of shares under stock-based compensation plans(1)	4.8	(5.8)
Contribution of shares to 401(k) plan(1)	6.6	6.3
Dividends	(60.8)	(56.2)
Ending balance	$4,486.4	$4,023.2
Treasury stock at cost
Beginning balance	$(3,021.8)	$(2,659.8)
Repurchase of shares for treasury	(50.7)	(151.5)
Issuance of shares under stock-based compensation plans(1)	12.6	9.7
Contribution of shares to 401(k) plan(1)	2.5	2.2
Ending balance	$(3,057.4)	$(2,799.4)
Accumulated other comprehensive loss
Beginning balance	$(364.0)	$(282.9)
Other comprehensive income (loss), net of tax	3.0	22.9
Ending balance	$(361.0)	$(260.0)
(1)We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
Dividends per common share were as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Dividends per common share	$.75	$.68
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. As of April 1, 2023, shares of our common stock in the aggregate amount of $679.7 million remained authorized for repurchase under our outstanding Board authorization.

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 1, 2023 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2022	$(314.0)	$(51.3)	$1.3	$(364.0)
Other comprehensive income (loss) before reclassifications, net of tax	.4	—	1.8	2.2
Reclassifications to net income, net of tax	—	(.2)	1.0	.8
Other comprehensive income (loss), net of tax	.4	(.2)	2.8	3.0
Balance as of April 1, 2023	$(313.6)	$(51.5)	$4.1	$(361.0)
The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 2, 2022 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 1, 2022	$(217.4)	$(60.4)	$(5.1)	$(282.9)
Other comprehensive income (loss) before reclassifications, net of tax	20.3	—	2.6	22.9
Reclassifications to net income, net of tax	—	.8	(.8)	—
Other comprehensive income (loss), net of tax	20.3	.8	1.8	22.9
Balance as of April 2, 2022	$(197.1)	$(59.6)	$(3.3)	$(260.0)
Note 10. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of April 1, 2023 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$36.3	$20.9	$15.4	$—
Derivative assets	4.5	—	4.5	—
Bank drafts	3.1	3.1	—	—
Cross-currency swap	14.2	—	14.2	—
Liabilities
Derivative liabilities	$11.7	$1.3	$10.4	$—
Contingent consideration liabilities	5.0	—	—	5.0

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$31.3	$22.6	$8.7	$—
Derivative assets	4.3	—	4.3	—
Bank drafts	3.2	3.2	—	—
Cross-currency swap	15.5	—	15.5	—
Liabilities
Derivative liabilities	$12.2	$.3	$11.9	$—
Contingent consideration liabilities	6.0	—	—	6.0
Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of April 1, 2023, investments of $1.1 million and $35.2 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2022, investments of $0.7 million and $30.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with certain acquisitions completed in 2022 and 2021, which are subject to the respective acquired company achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments as of April 1, 2023 and have been classified as Level 3.
In addition to the items described above, we also have made venture investments in privately held companies and utilize the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost less impairment plus or minus observable price changes in orderly transactions. We recognized no net gains on these investments in the three months ended April 1, 2023. We recognized net gains on these investments of $3.7 million in the three months ended April 2, 2022 in “Other expense (income), net” in the unaudited Condensed Consolidated Income Statements. The total carrying value of our venture investments was approximately $71 million and $70 million as of April 1, 2023 and December 31, 2022, respectively, and included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.
Note 11. Commitments and Contingencies
Legal Proceedings
We are involved in various lawsuits, claims, inquiries and other regulatory and compliance matters, most of which are routine to the nature of our business. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our estimates or should we incur liabilities that were not previously accrued. Potential insurance reimbursements are not offset against potential liabilities.
We are currently party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products infringed its patent. The case was filed on October 24, 2017 in the United States District Court in the District of Oregon (Eugene Division) and is captioned ADASA Inc. v. Avery Dennison Corporation. We recorded a contingent liability in the amount of $26.6 million related to this matter in the second quarter of 2021 based on a jury verdict issued on May 14, 2021.
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
During the fourth quarter of 2022, the CAFC issued its opinion, reversing the grant of summary judgment of validity as to anticipation and obviousness, vacating the sanctions ruling, and remanding the case for retrial. The CAFC affirmed subject-matter eligibility and

Avery Dennison Corporation
damages if liability is determined in the retrial. On remand, the trial court must reconsider the amount of sanctions consistent with the CAFC's instruction to limit sanctions to the late-disclosed tags. With continued evaluation of the matter and our defenses, as well as consultation with our outside counsel, we continue to believe that Adasa’s patent is invalid and that the sanctions are unreasonable. In addition, we believe that there are appealable grounds in the CAFC’s decision; as a result, we sought U.S. Supreme Court review on February 27, 2023. The retrial at the trial court is currently scheduled to begin on July 10, 2023. As of April 1, 2023, we continue to evaluate our options and estimate a range of potential outcomes between approximately $5 million to $71 million. Based on our assessment, we concluded that the current reserve of $26.6 million is representative of the estimated liability taking into consideration the potential outcomes; as such, we did not record a change to the accrued liability. We have largely completed our migration to alternative encoding methods for our RFID tags.
Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses. If information were to become available that allowed us to reasonably estimate a range of potential expenses determined to be probable in an amount higher or lower than what we have accrued and determined such to be probable, we would adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters would be assessed as they arise; until then, a range of potential expenses for such resolution cannot be determined. Based upon current information, we believe that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.
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
As of April 1, 2023, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the three months ended April 1, 2023 is shown below.

(In millions)
Balance at December 31, 2022	$24.3
Charges, net of reversals	—
Payments	(.8)
Balance at April 1, 2023	$23.5
Approximately $11 million and $9 million, respectively, of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of April 1, 2023 and December 31, 2022.

Avery Dennison Corporation
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

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Net sales to unaffiliated customers
Materials Group:
U.S.	$446.4	$488.8
Europe	498.9	622.7
Asia	315.6	361.2
Latin America	113.7	109.8
Other international	85.9	87.8
Total Materials Group	1,460.5	1,670.3
Solutions Group:
Apparel	418.8	514.6
Identification Solutions and Vestcom	185.7	164.4
Total Solutions Group	604.5	679.0
Net sales to unaffiliated customers	$2,065.0	$2,349.3
Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Intersegment sales
Materials Group	$34.9	$32.5
Solutions Group	10.0	11.0
Intersegment sales	$44.9	$43.5
Income before taxes
Materials Group	$160.5	$222.8
Solutions Group	51.5	90.3
Corporate expense	(21.9)	(25.2)
Interest expense	(26.4)	(19.6)
Other non-operating expense (income), net	4.6	1.4
Income before taxes	$168.3	$269.7
Other expense (income), net, by reportable segment and Corporate
Materials Group	$14.3	$(3.2)
Solutions Group	3.6	1.6
Corporate	(.1)	—
Other expense (income), net	$17.8	$(1.6)

Avery Dennison Corporation
Other expense (income), net, by type were as follows:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$17.1	$.9
Asset impairment charges	.5	—
Other items:
Transaction and related costs	.2	.2
Outcome of legal proceedings	—	1.0
Gain on venture investment	—	(3.7)
Other expense (income), net	$17.8	$(1.6)
Note 13. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	April 1, 2023	December 31, 2022
Raw materials	$482.5	$457.6
Work-in-progress	244.1	255.1
Finished goods	324.0	297.2
Inventories	$1,050.6	$1,009.9
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	April 1, 2023	December 31, 2022
Property, plant and equipment	$3,821.9	$3,747.7
Accumulated depreciation	(2,256.3)	(2,207.5)
Property, plant and equipment, net	$1,565.6	$1,540.2
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Beginning balance	$34.4	$33.0
Provision for credit losses	.1	6.6
Amounts written off	(1.3)	(.4)
Other, including foreign currency translation	.7	.3
Ending balance	$33.9	$39.5
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs are included in accounts payable on our unaudited Condensed Consolidated Balance Sheets and activities related to these programs are presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of April 1, 2023 and December

Avery Dennison Corporation
31, 2022, the total amounts due to financial institutions for suppliers that participate in these programs were $348.2 million and $430.1 million, respectively.

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

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended April 1, 2023
Reported net sales change	(12)%
Foreign currency translation	3
Sales change ex. currency(1)	(9)
Acquisitions	—
Organic sales change(1)	(9)%
(1) Totals may not sum due to rounding
In the three months ended April 1, 2023, net sales decreased on an organic basis compared to the same period in the prior year primarily due to lower sales volume, partially offset by pricing actions.
Net Income
Net income decreased from approximately $198 million in the first three months of 2022 to approximately $121 million in the first three months of 2023. Major factors affecting the change in net income included the following:
•Lower sales volume driven by inventory destocking
•Higher restructuring charges
•Unfavorable foreign currency translation
Offsetting factors:
•The net benefit of pricing and raw material costs
•Benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs
•Lower provision for income taxes
Acquisitions
Subsequent to the end of the first quarter of 2023, in April 2023, we entered into an agreement to acquire LG Group, Inc. ("Lion Brothers"), a Maryland-based designer and manufacturer of apparel brand embellishments. We believe this acquisition will expand the product portfolio in our Solutions Group reportable segment. We expect to complete this acquisition in the second quarter of 2023.
On March 6, 2023, we completed our business acquisition of Thermopatch, Inc. ("Thermopatch"), a New York-based manufacturer specializing in labeling, embellishments and transfers for the sports, industrial laundry, workwear and hospitality industries. We believe this acquisition will expand the product portfolio in our Solutions Group reportable segment. The purchase consideration for this acquisition was approximately $44 million, which we funded using cash and commercial paper borrowings.
The Thermopatch acquisition was not material to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 2, “Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cost Reduction Actions
2023 Actions
During the three months ended April 1, 2023, we recorded $18.6 million in restructuring charges related to our 2023 actions. These charges consisted of severance and related costs for the reduction of approximately 340 positions at numerous locations across our company. These actions, which were primarily taken in our Materials Group reportable segment, largely related to headcount reductions.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Cash Flow

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Net cash provided by operating activities	$1.9	$126.2
Purchases of property, plant and equipment	(64.5)	(49.7)
Purchases of software and other deferred charges	(5.3)	(5.6)
Proceeds from sales of property, plant and equipment	.2	.3
Proceeds from insurance and sales (purchases) of investments, net	(3.5)	1.8
Payments for certain acquisition-related transaction costs	—	.3
Free cash flow	$(71.2)	$73.3
During the first three months of 2023, net cash provided by operating activities decreased compared to the same period last year primarily due to lower net income and higher tax payments, partially offset by lower incentive compensation payments and changes in operational working capital. During the first three months of 2023, free cash flow decreased compared to the same period last year primarily due to a decrease in net cash provided by operating activities and an increase in purchases of property, plant and equipment.
Outlook
Certain factors that we believe may contribute to our 2023 results are described below.
•We expect net sales change of (2%) to 0%, which includes a negligible effect from foreign currency translation.
•We expect incremental savings from restructuring actions, net of transition costs, of approximately $50 million.
•We expect our full year effective tax rate to be in the mid-twenty percent range.
•We expect fixed and IT capital expenditures of up to $350 million.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	April 1, 2023	April 2, 2022
Net sales	$2,065.0	$2,349.3
Cost of products sold	1,522.7	1,708.0
Gross profit	542.3	641.3
Marketing, general and administrative expense	334.4	355.0
Other expense (income), net	17.8	(1.6)
Interest expense	26.4	19.6
Other non-operating expense (income), net	(4.6)	(1.4)
Income before taxes	$168.3	$269.7
Gross profit margin	26.3%	27.3%
Gross Profit Margin
Gross profit margin for the first quarter of 2023 decreased from the same period last year due to lower volume, partially offset by the net benefit of pricing, energy and raw material costs and productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense decreased in the first quarter of 2023 compared to the same period last year primarily due to the benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the impact of favorable foreign currency translation.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$17.1	$.9
Asset impairment charges	.5	—
Other items:
Transaction and related costs	.2	.2
Outcome of legal proceedings	—	1.0
Gain on venture investments	—	(3.7)
Other expense (income), net	$17.8	$(1.6)
Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased in the first quarter of 2023 compared to the same period last year primarily as a result of higher interest rates on short-term borrowings.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	April 1, 2023	April 2, 2022
Income before taxes	$168.3	$269.7
Provision for income taxes	47.1	71.5
Net income	$121.2	$198.2
Per share amounts:
Net income per common share	$1.50	$2.41
Net income per common share, assuming dilution	1.49	2.39
Effective tax rate	28.0%	26.5%
Provision for Income Taxes
Our effective tax rate for the three months ended April 1, 2023 increased compared to the same period last year primarily due to higher non-deductible expenses driven by foreign currency and interest rate fluctuations, as well as lower tax incentives in certain foreign jurisdictions, partially offset by the benefit related to our current year GILTI exclusion election. Refer to Note 7, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

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
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Net sales including intersegment sales	$1,495.4	$1,702.8
Less intersegment sales	(34.9)	(32.5)
Net sales	$1,460.5	$1,670.3
Operating income(1)	160.5	222.8
(1)Included charges associated with restructuring actions in both years and gain on venture investment in 2022.	$14.3	$(3.2)

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
April 1, 2023
Reported net sales change	(13)%
Foreign currency translation	3
Sales change ex. currency(1)	(9)
Organic sales change(1)	(9)%
(1) Totals may not sum due to rounding.

In the first quarter of 2023, net sales decreased on an organic basis compared to the same period in the prior year primarily due to lower volume driven by inventory destocking, partially offset by pricing actions. On an organic basis, net sales decreased by a mid-single digit rate in emerging markets, a high-single digit rate in North America and a mid-teens rate in Western Europe.
Operating Income
Operating income decreased in the first quarter of 2023 compared to the same period last year primarily due to lower volume/mix, higher restructuring charges and the impact of unfavorable foreign currency translation, partially offset by the net benefit of pricing, energy and raw material input costs and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs.

Solutions Group

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Net sales including intersegment sales	$614.5	$690.0
Less intersegment sales	(10.0)	(11.0)
Net sales	$604.5	$679.0
Operating income(1)	51.5	90.3
(1)Included charges associated with restructuring actions and transaction and related costs in both years and outcome of legal proceedings in 2022.	$3.6	$1.6
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
April 1, 2023
Reported net sales change	(11)%
Foreign currency translation	3
Sales change ex. currency(1)	(8)
Acquisitions	(1)
Organic sales change(1)	(9)%
(1) Totals may not sum due to rounding.
In the first quarter of 2023, on an organic basis, sales increased by a low-single digit rate in high value categories, which was more than offset by roughly a 20% decrease in the base business. Company-wide, on an organic basis, sales of Intelligent Label solutions increased by a low-single digit rate.
Operating Income
Operating income decreased in the first quarter of 2023 compared to the same period last year primarily due to lower volume, higher employee-related costs, growth investments and the impact of unfavorable foreign currency translation, partially offset by the net benefit of pricing and raw material costs and productivity initiatives, including savings from restructuring actions, net of transition costs, and other items.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Operating Activities

	Three months ended
(In millions)	April 1, 2023	April 2, 2022
Net income	$121.2	$198.2
Depreciation	44.8	43.8
Amortization	27.5	28.2
Provision for credit losses and sales returns	10.6	16.1
Stock-based compensation	10.5	11.1
Deferred taxes and other non-cash taxes	(4.5)	1.9
Other non-cash expense and loss (income and gain), net	10.1	6.5
Changes in assets and liabilities and other adjustments	(218.3)	(179.6)
Net cash provided by operating activities	$1.9	$126.2
During the first three months of 2023, net cash provided by operating activities decreased compared to the same period last year primarily due to lower net income and higher tax payments, partially offset by lower incentive compensation payments and changes in operational working capital.
Investing Activities

	Three months ended
(In millions)	April 1, 2023	April 2, 2022
Purchases of property, plant and equipment	$(64.5)	$(49.7)
Purchases of software and other deferred charges	(5.3)	(5.6)
Proceeds from sales of property, plant and equipment	.2	.3
Proceeds from insurance and sales (purchases) of investments, net	(3.5)	1.8
Payments for acquisitions, net of cash acquired, and venture investments	(43.5)	(33.4)
Net cash used in investing activities	$(116.6)	$(86.6)
Purchases of Property, Plant and Equipment
During the first three months of 2023, in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Europe, including France and the Netherlands, in the U.S. and in certain countries in Latin America, primarily Brazil; in our Solutions Group reportable segment, these investments were made in certain countries in Latin America, primarily Mexico, and Asia, including Malaysia, Hong Kong and China, and in the U.S. During the first three months of 2022, we primarily invested in buildings and equipment to support growth in certain countries in Europe, primarily France, in the U.S. and in certain countries in Latin America, primarily Brazil, for our Materials Group reportable segment, as well as in certain countries in Asia, including Vietnam, China and Malaysia, and in the U.S. for our Solutions Group reportable segment.
Purchases of Software and Other Deferred Charges
During the first three months of 2023 and 2022, we primarily invested in information technology upgrades in the U.S.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first three months of 2023, we paid consideration, net of cash acquired, of approximately $44 million for the acquisition of Thermopatch. We funded the Thermopatch acquisition using cash and commercial paper borrowings. During the first three months of 2022, we paid consideration, net of cash acquired, of approximately $30 million for the acquisitions of TexTrace AG ("TexTrace") and Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi ("Rietveld"). We funded the TexTrace and Rietveld acquisitions using cash and commercial paper borrowings. We also made certain venture investments in the first three months of 2022.

Avery Dennison Corporation
Financing Activities

	Three months ended
(In millions)	April 1, 2023	April 2, 2022
Net increase (decrease) in borrowings with maturities of three months or less	$42.9	$179.4
Additional long-term borrowings	394.9	—
Repayments of long-term debt and finance leases	(1.4)	(1.9)
Dividends paid	(60.8)	(56.2)
Share repurchases	(50.7)	(151.5)
Net (tax withholding) proceeds related to stock-based compensation	(23.6)	(24.9)
Other	(1.5)	—
Net cash provided by (used in) financing activities	$299.8	$(55.1)
Borrowings and Repayment of Debt
During the first three months of 2023 and 2022, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
In March 2023, we issued $400 million of senior notes, due March 15, 2033, which bear an interest rate of 5.750% per year, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $394.9 million, which we used to repay both existing indebtedness under our commercial paper programs and the $250 million aggregate principal amount of senior notes that matured on April 15, 2023.
Refer to Note 2, “Acquisitions,” and Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $0.75 per share in the first three months of 2023 compared to $0.68 per share in the same period last year. In April 2023, subsequent to the end of our first quarter 2023, we increased our quarterly dividend rate to $0.81 per share, representing an increase of approximately 8% from our previous quarterly dividend rate of $0.75 per share.
Share Repurchases
During the first three months of 2023 and 2022, we repurchased approximately 0.3 million and 0.8 million shares of our common stock, respectively.
Long-lived Assets
In the three months ended April 1, 2023, goodwill increased by approximately $25 million to $1.89 billion, reflecting the impact of the preliminary goodwill associated with the Thermopatch acquisition and the impact of foreign currency translation.
In the three months ended April 1, 2023, other intangibles resulting from business acquisitions, net, decreased by approximately $7 million to $833.1 million, reflecting current year amortization expense, partially offset by the preliminary valuation of the intangible assets associated with the Thermopatch acquisition and the impact of foreign currency translation.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of April 1, 2023, the balance of our shareholders’ equity was $2.04 billion. Refer to Note 9, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Three Months Ended
(In millions)	April 1, 2023
Change in net sales	$(79)
International operations generated approximately 70% of our net sales during the three months ended April 1, 2023. Our future results are subject to changes in political and economic conditions globally and in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

Avery Dennison Corporation
The unfavorable impact of foreign currency translation on net sales in the first three months of 2023 compared to the same period last year was primarily related to euro-denominated sales and sales in China.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in the first quarter of 2023 was higher compared to the first quarter of 2022.

(In millions, except percentages)	April 1, 2023	April 2, 2022
(A) Working capital	$345.5	$171.1
Reconciling items:
Cash and cash equivalents	(351.3)	(147.1)
Other current assets	(218.2)	(234.9)
Short-term borrowings and current portion of long-term debt and finance leases	648.3	494.9
Accrued payroll and employee benefits and other current liabilities	759.2	855.8
(B) Operational working capital	$1,183.5	$1,139.8
(C) First-quarter net sales, annualized	$8,260.0	$9,397.2
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	14.3%	12.1%
Accounts Receivable Ratio
The average number of days sales outstanding was 60 days in both the first quarter of 2023 and 2022, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter.

Inventory Ratio
Average inventory turnover was 5.8 in the first quarter of 2023 compared to 7.1 in the first quarter of 2022, calculated using the annualized first-quarter cost of products sold in 2023 and 2022, respectively, and divided by the inventory balance at quarter-end. The decrease in average inventory turnover reflected increased inventory due to the planned inventory pre-build for Intelligent Label programs and lower volumes from customer destocking.
Accounts Payable Ratio
The average number of days payable outstanding was 74 days in the first quarter of 2023 compared to 73 days in the first quarter of 2022, calculated using the accounts payable balance at quarter-end divided by the respective annualized first-quarter cost of products sold. The increase in average number of days payable outstanding primarily reflected the impact of foreign currency translation.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our $1.20 billion revolving credit facility (the “Revolver”). We use these resources to fund our operational needs.
In January 2023, we extended the maturity date of the Revolver by one year to February 13, 2026 and increased the commitments by $400 million, from $800 million to $1.20 billion.

Avery Dennison Corporation
As of April 1, 2023, we had cash and cash equivalents of $351.3 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations throughout the world. As of April 1, 2023, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in the Asia Pacific region and Europe.
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
The Revolver, which matures in February 2026, is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of April 1, 2023 or December 31, 2022.
Subsequent to the end of the first quarter of 2023, in April 2023, we used a portion the net proceeds from the $400 million of senior notes we issued in March 2023 to repay the $250 million of senior notes that matured on April 15, 2023.
Capital from Debt
The carrying value of our total debt increased by approximately $457 million in the first three months of 2023 to $3.56 billion, primarily reflecting the $400 million of senior notes issued in March 2023 and a net increase in commercial paper borrowings.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that have not been disclosed in our periodic filings with the U.S. Securities and Exchange Commission (SEC).

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that have not been disclosed in our periodic filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the first quarter of 2023 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(5)
January 1, 2023 – January 28, 2023	42.4	$185.84	42.4	$722.2
January 29, 2023 – February 25, 2023	65.3	183.00	65.3	710.3
February 26, 2023 – April 1, 2023	176.0	173.60	176.0	679.7
Total	283.7	$177.59	283.7	$679.7
(1)The periods shown are our fiscal periods during the thirteen-week quarter ended April 1, 2023.
(2)Shares in thousands.
(3)Average price paid per share includes transaction costs to acquire the shares and excludes the non-deductible 1% excise tax on the net value of repurchases imposed under the Inflation Reduction Act of 2022.
(4)In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
(5)Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable

Avery Dennison Corporation
ITEM 6. EXHIBITS

Exhibit 3.1
Amended and Restated Bylaws of Avery Dennison Corporation, effective as of February 23, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 27, 2023)

Exhibit 4.1
Ninth Supplemental Indenture between Avery Dennison Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 15, 2023 (including Form of 5.750% Senior Notes due 2033 on Exhibit A thereto) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

Exhibit 10.1†	Offer letter to Hassan Rmaile
Exhibit 10.2†	Offer letter to Francisco Melo
Exhibit 10.3
Amendment No. 2 to Credit Agreement, dated as of January 24, 2023, by and among Avery Dennison Corporation, a Delaware corporation, as the borrower, Bank of America, N.A., as the administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2023)

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	Inline XBRL Extension Schema Document
Exhibit 101.CAL***	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	Inline XBRL Extension Definition Linkbase Document
Exhibit 104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 Inline XBRL document set
____________________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

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

May 2, 2023